Form 10-Q
period 1995-06-30
POLYCOM INC
filed 1996-08-14
CIK 1010552

________________________________________________________________________________

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the transition period from     to

                        COMMISSION FILE NUMBER  333-2296

                                 POLYCOM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                             94-3128324
      (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)         IDENTIFICATION NUMBER)
       2584 JUNCTION AVENUE,  SAN JOSE, CA                95134-1902
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

                                 (408) 526-9000
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes _X__  No  ____

There were 19,310,493 shares of the Company's Common Stock, par value $.0005, outstanding on June 30, 1996

________________________________________________________________________________
_______________________________________________________________________________

TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                        NO.
                                                                                                       ----
              .....................................................................................
PART 1     FINANCIAL INFORMATION

           Item 1 -- Financial Statements:
           Condensed Consolidated Balance Sheets as of June 30, 1996 and
           December 31, 1995.......................................................................       3
           Condensed Consolidated Statements of Operations for the Three and
           Six Month Periods Ended June 30, 1996 and June 30, 1995.................................       4
           Condensed Consolidated Statements of Cash Flows for the Six Month
           Periods Ended June 30, 1996 and June 30, 1995...........................................       5
           Notes to Condensed Consolidated Financial Statements....................................       6
           Item 2 -- Management's Discussion and Analysis of Financial Condition
           and Results of Operations...............................................................       8
PART II    OTHER INFORMATION
           Item 6 -- Exhibits and Reports on Form 8-K..............................................       14
SIGNATURE..........................................................................................       15


PART 1          FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 POLYCOM, INC.
                    Condensed Consolidated Balance Sheets
                                (in thousands)


                                        June 30,        December 31,
                                         1996              1995
                                        -------           -------
                                       (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents             $  1,428          $  3,539
 Short-term investments                  20,566             2,722
 Accounts receivable, net                 5,281             3,171
 Inventories                              6,993             5,308
 Other current assets                       326               191
                                        -------           -------
    Total current assets                 34,594            14,931
Fixed assets, net                         2,887             2,970
Other assets                                 65                99
                                        -------           -------
    Total assets                        $37,546           $18,000
                                        =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                -           $ 1,485
 Accounts payable                         5,034             3,852
 Other current liabilities                2,130             1,765
                                        -------           -------
    Total current liabilities             7,164             7,102

Notes payable, less current portion         -               1,178
                                        -------           -------
    Total liabilities                     7,164             8,280

Convertible redeemable preferred stock      -              22,360

Stockholders' equity:
 Common stock                                10                 2
 Additional paid-in capital              42,733               285
 Notes receivable from stockholders        (120)             (163)
 Accumulated deficit                    (12,241)          (12,764)
                                        -------           -------
   Total stockholders' equity
     (deficit):                          30,382           (12,640)
    Total liabilities and stockholders'
     equity                             $37,546           $18,000
                                        =======           =======

  The accompanying notes are an integral part of these financial statements.

                                 POLYCOM, INC.
                Condensed Consolidated Statements of Operations
                                 (Unaudited)
                     (in thousands, except per share data)


                                Three Months Ended          Six Months Ended
                              June 30,      June 30,      June 30,    June 30,
                                1996          1995          1996        1995
                              --------       -------      --------    --------
Net revenues                    $9,250       $5,824        $17,488    $10,726
Cost of net revenues             4,287        2,574          8,059      4,762
                                ------       ------        -------    -------
   Gross profit                  4,963        3,250          9,429      5,964
                                ------       ------        -------    -------
Operating expenses:
  Sales and marketing            2,199        1,676          4,270      3,132
  Research and development       2,023        1,760          3,793      3,210
  General and administrative       540          456          1,038        921
                                ------       ------        -------    -------
   Total operating expenses      4,762        3,892          9,101      7,263
                                ------       ------        -------    -------

Operating income (loss)            201         (642)           328     (1,299)

Interest income, net               200           81            224        127
Other expense, net                 (12)         (23)           (29)       (98)
                                ------       ------        -------    -------

Net income (loss)                 $389        ($584)          $523    ($1,270)
                                ======       ======        =======    =======

Net income (loss) per share      $0.02       ($0.13)         $0.03     ($0.29)
                                ======       ======        =======    =======
Weighted average shares
  outstanding                   18,975        4,340         18,069      4,324
                                ======       ======        =======    =======

The accompanying notes are an integral part of these financial statements.

                                 POLYCOM, INC.
                Condensed Consolidated Statement of Cash Flows
                                 (Unaudited)
                                (in thousands)

                                                          June 30,      December 31,
                                                            1996           1995
                                                           --------       -------
Operating activities
Net income                                                  $   523      $ (1,270)
Adjustments to reconcile net
 income to cash provided by operations:
Depreciation and amortization                                   726           373
Provision for doubtful accounts                                   -            89
Provision for inventory                                         164           231

Changes in assets & liabilities:
  Accounts receivable                                        (2,110)         (230)
  Inventories                                                (1,848)       (1,345)
  Other current assets                                         (100)          (53)
  Accounts payable                                            1,182         1,479
  Other current liabilities                                     365           751
                                                           --------       -------
Cash flow from operations                                    (1,098)           25

Investment activities:
  Acquisition of PPE                                           (315)         (540)
  Proceeds from sale and maturity of
    short term investments                                   83,929             -
  Purchase of short term investments                       (101,773)            -
                                                           --------       -------
Cash flow from investment activities                        (18,159)         (540)

Financing activities:
  Proceeds from issuance of notes payable                     1,824             -
   Repayment of notes payable and capital leases             (4,816)         (288)
   Proceeds from sale/(repurchase) of common stock           20,078             -
   Proceeds from sale of convertible preferred stock              -         5,017
   Proceeds from repayment of notes receivable
      from stockholders                                          60             -
                                                           --------       -------
Cash flow from financing activities                          17,146         4,729
                                                           --------       -------
Net increase/(decrease) in cash                              (2,111)        4,214
                                                           ========       =======
Cash, beginning balance                                       3,539         5,792
                                                           --------       -------
Cash, ending balance                                       $  1,428       $10,006
                                                           ========       =======

Cash paid for interest                                          101            69
PPE purchased for interest                                      329           362
Common stock issued for notes from shareholders                  17            93

  The accompanying notes are an integral part of these financial statements.

                                 Polycom, Inc.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of June 30, 1996 and the condensed consolidated statements of operations for the three and six month periods ending June 30, 1996 and 1995 and condensed consolidated statements of cash flows for the six month periods ending June 30, 1996 and 1995, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1996 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form S-1 Registration Statement dated April 29, 1996 and filed with the Securities and Exchange Commission.

     The Company uses a 52-53 week fiscal year. Each reporting period ends on the last Sunday of a month. As a result, a fiscal year may not end as of the same day as the calendar year. For convenience of presentation, the accompanying consolidated financial statements have been shown as ending on June 30 and December 31 of each applicable period.

     This Report on Form 10-Q contains forward looking statements that involve risks and uncertainties, including possible fluctuations in quarterly results; the market acceptance of ShowStation and the risks associated with this emerging market; the timely availability and acceptance of new products; the impact of competitive products and pricing; and the other risks detailed from time to time in the Company's SEC reports, including the Form S-1 dated April 29, 1996.


2. INITIAL PUBLIC OFFERING

     On April 29, 1996, the Company completed its initial offering of stock to the public. A total of 2,500,000 shares of Common Stock was sold by the Company, for net proceeds to the Company of approximately $20.0 million, after deducting expenses of the offering of approximately $975,000 and underwriters' discounts and commissions. Upon completion of the offering, all outstanding shares of Preferred Stock (a total of 13,069,857 shares) were converted into shares of Common Stock on a one-for-one basis.

3. INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates the first-in, first-out ("FIFO) method. Inventories consisted of the following (in thousands):

                                June 30,         December 31,
                                 1996               1995
                                 ----               ----

        Raw Materials           $ 3,548          $ 2,355
        Work in process         $   469          $   650
        Finished goods          $ 2,976          $ 2,303
                                -------          -------
                                $ 6,993          $ 5,308
                                =======          =======


4. PER SHARE INFORMATION

     Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of shares issuable upon the exercise of stock options, using the treasury stock method. Common stock issued under stock option plan which are subject to repurchase are excluded from shares issued in the computation of net loss per share as their effect is antidilutive.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Polycom, Inc. (the "Company") was incorporated in December 1990 to develop, manufacture and market audioconferencing and dataconferencing products that facilitate meetings at a distance. The Company was engaged principally in research and development from inception through September 1992, when it began volume shipments of its first audioconferencing product, SoundStation. The Company began selling SoundStation internationally in January 1993. The Company commenced shipments domestically of an enhanced version of this product, SoundStation EX, in March 1994 and commenced international shipments in November 1994. Through June 30, 1996, the Company derived substantially all of its net revenues from sales of its SoundStation products. The Company began customer shipments of its first dataconferencing product, ShowStation, in November 1995. The Company anticipates that sales of its SoundStation products will continue to account for a substantial majority of net revenues at least through the year ending December 31, 1996. Any factor adversely affecting the demand or supply for the SoundStation product line could materially adversely affect the Company's business, financial condition or results of operations.

   This Report on Form 10-Q contains forward looking statements that involve risks and uncertainties, including possible fluctuations in quarterly results; the market acceptance of ShowStation and the risks associated with this emerging market; the timely availability and acceptance of new products; the impact of competitive products and pricing; and the other risks detailed from time to time in the Company's SEC reports, including the Form S-1 dated April 29, 1996.


                             RESULTS OF OPERATIONS

   The following table sets forth, as a percentage of net revenues, condensed consolidated statement of operations data for the periods indicated.

                                Three Months Ended          Six Months Ended
                               June 30,     June 30,       June 30,    June 30,
                                1996          1995         1996         1995
                               ------        ------       ------       ------
Net revenues                      100%         100%          100%         100%
Cost of net revenues               46%          44%           46%          44%

   Gross profit                    54%          56%           54%          56%
                               ------        ------       ------       ------
Operating expenses:
   Sales and marketing             24%          29%           24%          29%
   Research and development        22%          30%           22%          30%
   General and administrative       6%           8%            6%           9%
                               ------        ------       ------       ------
     Total operating expenses      52%          67%           52%          68%
                               ------        ------       ------       ------

Operating income (loss)             2%         (11%)           2%         (12%)

Interest income, net                2%           1%            1%           1%
Other expense, net                  0%           0%            0%          (1%)
                               ------        ------       ------       ------

Net income (loss)                   4%         (10%)           3%         (12%)
                               ======        ======       ======       ======

   Net revenues. The Company's net revenues increased 59% from $5.82 million in the second quarter of 1995 to $9.25 million in the second quarter of 1996. Net revenues increased 63% from $10.73 million in the first six months of 1995 to $17.49 million in the first six months of 1996. Net revenues increased in each period primarily due to increased unit sales, resulting primarily from increased market acceptance of the Company's audioconferencing product line, a large, one-time order during the second quarter of 1996, and, to a lesser extent, through the expansion of the Company's North American and international distribution networks, offset in part by a decline in the list price of its SoundStation products. In addition, net revenues for the first six months of 1996 included revenues attributable to ShowStation, which was not introduced until November 1995. The Company twice reduced the list price for its SoundStation products, effective July 1, 1994 and January 1, 1996, and expects increased competitive pressure to lead to intensified price-based competition, resulting in lower prices that could materially adversely affect the Company's net revenues. Through June 30, 1996, the Company derived substantially all of its net revenues from sales of its SoundStation products. The Company expects that in the future, its net revenues may grow at a slower rate than has been experienced in previous periods and that on a quarter-to-quarter basis, the Company's growth, if any, in net revenues may be significantly lower than its historical quarterly growth rate. International net revenues accounted for 28% of total net revenues in the second quarter of 1995 and 22% of total net revenues in the second quarter of 1996. The reduction in the percentage of international net revenues for the second quarter of 1996 from the second quarter of 1995 resulted from the growth in the North American distribution network and large direct procurements by large domestic National Account customers. The Company anticipates that international sales will continue to account for a significant portion of total net revenues for the foreseeable future. However, international net revenues may fluctuate in the future as the Company introduces new products since the Company expects to initially introduce such products in North America and also because of the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent the Company is unable to expand international sales in a timely and cost-effective manner, the Company's business, financial condition or results of operations could be adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. To date, substantially all of the Company's international sales have been denominated in U.S. currency; however, the Company expects that in the future some international sales may be denominated in local currencies. See "Risk Factors-International Operations" and "-Distribution Risks" in the Company's SEC reports, including the Form S-1 dated April 29, 1996.

   Gross profit. Cost of net revenues consists primarily of manufacturing costs of the Company and the Company's contract manufacturer, warranty expense and allocation of overhead expenses. Gross margin represented 56% and 54% of net revenues in the second quarter and first six months of 1995 and 1996, respectively. The decrease in gross margins for the second quarter and first six months of 1996 was principally due to a reduction in the price of the Company's SoundStation product line to resellers in the fourth quarter of 1995 and to end users in the first quarter of 1996 and to the lower margins on the first version of the Company's ShowStation product, which was introduced in November 1995. The Company expects that gross margin will decline significantly as a result of the 20% reduction in the North American list price of the Company's SoundStation product line effective January 1, 1996, as well as continuing competitive price pressure in the audioconferencing market. The Company's historical price reductions have been driven by the Company's desire to expand the market for its products, and the Company expects that in the future it may further reduce prices or introduce new products that carry lower margins in order to further expand the market or to respond to competitive pricing pressures, although there can be no assurance that such actions by the Company will expand the market for its products or be sufficient to meet competitive pricing pressures. The Company also expects gross margins to decline due to the lower gross margin for the Company's initial ShowStation dataconferencing product. The Company's historical product life cycle has been for initial product versions to have higher product costs than the Company's targeted gross margin objectives, product costs decline over time as the Company introduces follow on versions which incorporate cost savings from design and material changes. There can be no assurance, however, that the Company will be successful in introducing lower cost versions of its current products.

In the future, gross margin may be affected by price competition and changes in unit volume, product cost and warranty expenses. Gross margin may also be impacted by the mix of distribution channels used by the Company, the mix of products sold and the mix of international versus North American revenues. The Company typically realizes higher gross margin on direct sales than on sales through indirect channels and higher gross margin on international revenues than on North American revenues. If sales through resellers, especially OEMs, increase as a percentage of total revenues, the Company's gross margin will be adversely impacted.

   Sales and marketing. Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses, allocation of overhead expenses and customer service and support costs. Sales and marketing expenses were $1.7 million and $2.2 million in the second quarter of 1995 and 1996, respectively, representing 29% and 24% of net revenues for each respective period. Sales and marketing expenses were $3.1 million and $4.3 million in the first six months of 1995 and 1996, respectively, representing 29% and 24% of net revenues for each respective period. The increase in absolute dollars in each of these periods was primarily related to the expansion of the Company's sales and marketing organization, particularly the increase in spending to generate direct sales, and increased commission expenses related to higher sales volumes. The Company expects to continue to increase its sales and marketing expenses in absolute dollar amounts in an effort to expand North American and international markets, market new products and establish and expand distribution channels. In particular, due to the innovative nature of the ShowStation products, the Company incurred significant expenses during the first six months of 1996 to develop a sales presence for the ShowStation product and believes it will be required to incur significant additional expenses for sales and marketing, including advertising, to educate potential customers as to the desirability of ShowStation. However, there can be no assurance that the Company will be successful in establishing a market for its ShowStation product. In addition, the Company currently expects to incur aggregate costs of approximately $350,000 to implement a new sales and service information system during the latter half of 1996, although there can be no assurance that such costs will not exceed this amount.

   Research and development. Research and development expenses consist primarily of compensation costs, consulting fees, allocation of overhead expense, supplies, depreciation of equipment, and product marketing expenses. Research and development expenses were $1.8 million and $2.0 million for second quarter of 1995 and 1996, respectively, representing 30% and 22% of net revenues for each respective period. Research and development expenses were $3.2 million and $3.8 million for the fist six months of 1995 and 1996, respectively, representing 30% and 22% of net revenues for each respective period. The increase in dollar amount in research and development expenses in each of these periods was primarily attributable to increased staffing and associated support to expand and enhance the Company's product lines. During the quarter, the Company changed the classification of certain test development expenses which had been included in cost of net revenues in prior periods to research and development expense. Prior periods have not been restated as the amounts are not material. As of June 30, 1996, all research and development costs have been expensed as incurred. The Company believes that technological leadership is critical to its success. The inability of the Company to develop and introduce new audioconferencing or dataconferencing products or enhancements on a timely and cost-effective basis that contribute to net revenues could have a material adverse effect on the Company's business, financial condition or results of operations. Therefore, the Company is committed to continuing a high level of research and development and expects to increase the absolute amount of its research and development expenses in the future. In addition, in the past the Company has experienced delays from time to time in the introduction of certain new products and enhancements and expects that such delays may occur in the future. For instance, ShowStation shipments were interrupted for approximately six weeks in the first quarter of 1996 to correct software and other technical problems and subsequent to the end of the second quarter of 1996, the Company has placed on back order certain desktop communications software that is sold by the Company in conjunction with its ShowStation products while the software vendor corrects certain software bugs. Any such delays could have a material adverse effect on the Company's results of operations. See "Risk Factors--Rapid Technological Change; Dependence on New Products" in the Company's SEC reports, including the Form S-1 dated April 29, 1996.

   General and administrative. General and administrative expenses consist of compensation costs, allocation of overhead expense and outside legal and accounting expenses. General and administrative expenses were $456,000 and $540,000 for the second quarter of 1995 and 1996, respectively, representing 8% and 6% of net revenues for each respective period. General and administrative expenses were $921,000 and $1.0 million in the first six months of 1995 and 1996, respectively, representing 9% and 6% of net revenues for each respective period. The increase in dollar amount in each period was primarily due to increased staffing to support the Company's growth and, during the first six months of 1996, to costs related to the patent litigation. The Company believes that its general and administrative expenses will increase in absolute dollar amounts in the future primarily as a result of expansion of the Company's administrative staff, the cost of continuing patent litigation and costs related to being a public company. The cost of the continuing patent litigation also may vary from quarter to quarter depending upon the activity level associated with this litigation and therefore may cause the Company's operating results to fluctuate on a quarterly basis.

   Provision for income taxes. The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The Company incurred a net loss and consequently paid no federal or state income taxes in 1995 and expects to pay minimal federal and state income taxes in 1996. As of December 31, 1995, the Company had approximately $8.3 million in federal net operating loss carryforwards and $943,000 in tax credit carryforwards. The future utilization of the Company's net operating loss carryforwards may be subject to certain limitations upon certain changes in ownership. The Company believes that its initial public offering on April 29, 1996 triggered a change in ownership pursuant to the Internal Revenue Code of 1986, as amended such that the annual limitation for utilization of federal net operating loss carryforwards will be approximately $7.1 million.

   The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. At such time it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced. See Note 11 of Notes to Consolidated Financial Statements in the Company's SEC reports, including the Form S-1 dated April 29, 1996.

                   OTHER FACTORS EFFECTING FUTURE OPERATIONS

   The Company's operating results have fluctuated in the past and will fluctuate in the future as a result of a number of factors, including market demand for the Company's audioconferencing products, market acceptance of the ShowStation products and other products, new product introductions and product enhancements by the Company or its competitors, the prices of the Company's or its competitors' products, the mix of products sold, the mix of products sold directly and through resellers, fluctuations in the level of international sales, the cost and availability of components, manufacturing costs, the level of warranty claims, changes in the Company's distribution network, the level of royalties to third parties and changes in general economic conditions. In addition, competitive pressure on pricing in a given quarter could adversely affect the Company's operating results for such period, and such price pressure over an extended period could materially adversely affect the Company's long-term profitability. The Company also expects that gross margin will continue to decline significantly due to several factors, including lower gross margin for the Company's dataconferencing products, as well as continuing competitive price pressure in the audioconferencing market. The Company's ability to maintain or increase net revenues will depend upon its ability to increase unit sales volumes of its SoundStation, SoundStation EX, ShowStation and any new products or product enhancements. To the extent that the Company ships a large, one-time order during a given quarter, as it did during the second quarter of 1996, which does not reoccur in subsequent quarters, the Company's net revenues could fluctuate between such periods, resulting in a material adverse effect on the Company's operating results. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, introduce and sell new products or reduce its costs as a percentage of net revenues. The Company typically ships products within a short time after receipt of an order, does not usually have a significant backlog and backlog fluctuates significantly from period to period. As a result, backlog at any point in time is not a good indicator of future net revenues and net revenues for any particular quarter cannot be predicted with any degree of accuracy. Accordingly, the Company's expectations for both short- and long-term future net revenues are based in large part on its own estimate of future demand and not on firm customer orders. Expense levels are based, in part, on these estimates and, since the Company is limited in its ability to reduce expenses quickly if orders and net revenues do not meet expectations in a particular period, operating results would be adversely affected. In addition, a seasonal demand may develop for the Company's products in the future. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Risk Factors-Limited Operating History; History of Losses" in the Company's SEC reports, including the Form S-1 dated April 29, 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and met its capital expenditure requirements primarily from proceeds from the private sale of Preferred and Common Stock. From inception through March 31, 1996, the Company raised approximately $22.6 million from the sale of Preferred and Common Stock.

     On April 29, 1996, the Company completed its initial offering of stock to the public. A total of 2,500,000 shares of Common Stock was sold by the Company, for net proceeds to the Company of approximately $20.0 million, after deducting expenses of the offering of approximately $975,000 and underwriters' discounts and commissions. Upon completion of the offering, all outstanding shares of Preferred Stock (a total of 13,069,857 shares) were converted into shares of Common Stock on a one-for-one basis.

     As of June 30, 1996, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $22.0 million, and a $4.0 million revolving bank line of credit from Silicon Valley Bank (of which $3.5 million was available as of June 30, 1996) which expires on April 15, 1997. The Company has in the past negotiated an extension of the line of credit annually, although there can be no assurance that the Company will be successful in extending the term of the line of credit beyond April 15, 1997. The line of credit was modified in December 1995 and currently provides for borrowings up to the lesser of (i) $4.0 million, or (ii) the sum of 80% of eligible domestic and government accounts receivable and 50% of eligible foreign accounts receivable minus the sum of the aggregate outstanding face amount of all letters of credit issued under the line. Eligible accounts receivable are defined as receivables outstanding less than 90 days. Borrowings under the line bear interest at the bank's prime rate plus 1.0% (8.25% at June 30, 1996), and are collateralized by substantially all of the Company's assets. The line of credit facility contains provisions that require the maintenance of certain financial ratios and profitability requirements. As of June 30, 1996, the Company was in compliance with these convenants. See "Use of Proceeds" and Note 7 of Notes to Consolidated Financial Statements in the Company's SEC reports, including the Form S-1 dated April 29, 1996.

     The Company used $1.1 million in cash from operating activities in the six month period ending June 30, 1996. The use of cash was primarily attributable to increased levels of accounts receivables and inventories, partially offset by an increase in accounts payable and accrued liabilities. The increase in accounts receivable was primarily due to the increase in net revenues. Inventories increased as the Company increased raw materials and work-in-process materials in support of the ShowStation launch. The increase in provision for excess and obsolete inventories was directly related to increased inventory levels. The Company generated $25,000 in cash from operating activities in the six month period ending June 30, 1995. The cash generation was primarily attributable to the increases in accounts payable and accrued liabilities associated with the Company build up of finished goods inventory of SoundStation products in anticipation of the transfer of the SoundStation product line manufacturing to Flextronics in the first quarter of 1996, offset by operating losses and the increased inventory levels.

     The Company used $540,000 and $18.2 million of net cash in investing activities in the six months ended June 30, 1995 and 1996, respectively, to purchase property and equipment and in the six months ended June 30, 1996, to purchase short-term investments. Financing activities provided $4.7 million and $17.2 million of net cash in the six months ended June 30, 1995 and 1996, due primarily to the issuance of Preferred Stock in 1995 and common stock issued as part of the Company's initial public offering in 1996, net of the repayment of the Company's outstanding bank debt.

     The Company has no material commitments other than obligations under its revolving bank line of credit and operating leases. The Company's revolving bank line of credit secure two stand-by letters of credit, totaling $600,000, which have been issued to guarantee certain of the Company's contractual obligations. The stand-by letters of credit expire on April 15, 1997. The Company estimates that 1996 capital expenditures will be approximately $1.8 million. See Notes 6 and 7 of Notes to Consolidated Financial Statements in the Company's SEC reports, including the Form S-1 dated April 29, 1996.

     The Company used approximately $2.4 million of the net proceeds from its initial public offering on April 29, 1996 for the repayment of all amounts outstanding under a revolving bank line of credit and a term loan agreement with Silicon Valley Bank. The Company expects that it will use the balance of the net proceeds for general corporate purposes, including working capital. The Company believes that the net proceeds from this offering, together with available cash, will be sufficient to meet the Company's operating expenses and capital requirements for at least the next twelve months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive. The Company's future liquidity and cash requirements will depend on numerous factors, including introduction of new products and potential product family or technology acquisitions. A portion of the net proceeds may also be used for the acquisition of, or investments in, businesses, products or technologies. The Company has no present plans, agreements or commitments and is not currently engaged in any negotiations with respect to any such transaction.

PART II    OTHER INFORMATION

Item 6      EXHIBITS AND REPORTS ON FORM 8-K

       (a)  List of Exhibits

NUMBER                                 EXHIBIT
- - ------        -----------------------------------------------------------------

11.1          Computation of Net Income (Loss) per Common and Common Equivalent
              Share
27            Financial data Schedule

99            Report on Form 8-K:  8-K filed on May 14, 1996 regarding Polycom,
                                   Inc. vs. U.S. Robotics.

SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the

Dated:    August 14, 1996        POLYCOM, INC.

                                 /s/ Michael R. Kourey
                                 --------------------------------------
                                 Michael R. Kourey
                                 Chief Financial Officer
                                 (Duly Authorized Officer and Principle
                                 Financial and Accounting Officer)