Form 10-Q
period 1996-09-30
POLYCOM INC
filed 1996-11-13
CIK 1010552

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                Yes _X__ No ____

There were 19,317,425 shares of the Company's Common Stock, par value $.0005, outstanding on September 30, 1996

--------------------------------------------------------------------------------

TABLE OF CONTENTS

                                                                           PAGE
                                                                            NO.

PART 1  FINANCIAL INFORMATION

        Item 1 -- Financial Statements:
        Condensed Consolidated Balance Sheets as of September 30, 1996 and
        December 31, 1995...................................................  3
        Condensed Consolidated Statements of Operations for the Three and
        Nine Month Periods Ended September 30, 1996 and September 30, 1995    4
        Condensed Consolidated Statements of Cash Flows for the Nine Month
        Periods Ended September 30, 1996 and September 30, 1995.............  5
        Notes to Condensed Consolidated Financial Statements................  6
        Item 2 -- Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................  8
PART II OTHER INFORMATION
        Item 6 -- Exhibits and Reports on Form 8-K.......................... 15
SIGNATURE................................................................... 16


PART 1            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           POLYCOM, INC.
                Condensed Consolidated Balance Sheets
                          (in thousands)

                                                      September 30, December 31,
                                                          1996         1995
                                                      ------------  ------------
                                                       (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ..........................    $  1,276     $  3,539
  Short-term investments .............................      19,389        2,722
  Accounts receivable, net ...........................       5,840        3,171
  Inventories ........................................       7,030        5,308
  Other current assets ...............................         413          191
                                                          --------     --------
    Total current assets .............................      33,948       14,931
Fixed assets, net ....................................       3,231        2,970
Other assets .........................................          75           99
                                                          --------     --------
      Total assets ...................................    $ 37,254     $ 18,000
                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable ......................................    $    -       $  1,485
  Accounts payable ...................................       4,414        3,852
  Other current liabilities ..........................       2,192        1,765
                                                          --------     --------
    Total current liabilities ........................       6,606        7,102

Notes payable, less current portion ..................         -          1,178
                                                          --------     --------
      Total liabilities ..............................       6,606        8,280

Convertible redeemable preferred stock ...............         -         22,360
Stockholders' equity:
  Common stock .......................................          10            2
  Additional paid-in capital .........................      42,574          285
  Notes receivable from stockholders .................        (120)        (163)
  Accumulated deficit ................................     (11,816)     (12,764)
                                                          --------     --------
    Total stockholders' equity (deficit): ............      30,648      (12,640)
      Total liabilities and stockholders' equity .....    $ 37,254     $ 18,000
                                                          ========     ========

The accompanying notes are an integral part of these financial statements.

                            POLYCOM, INC.
             Condensed Consolidated Statements of Operations
                            (Unaudited)
                (in thousands, except per share data)

                                       Three Months Ended    Nine Months Ended
                                       Sept. 30, Sept. 30,  Sept. 30, Sept. 30,
                                         1996       1995      1996       1995
                                       -------------------  -------------------

Net revenues .......................  $  9,502   $  6,319   $ 26,990   $ 17,045
Cost of net revenues ...............     4,619      2,659     12,678      7,421
                                      --------   --------   --------   --------
    Gross profit ...................     4,883      3,660     14,312      9,624
                                      --------   --------   --------   --------

Operating expenses:
  Sales and marketing ..............     2,245      1,813      6,515      4,945
  Research and development .........     1,930      1,788      5,723      4,998
  General and administrative .......       552        499      1,590      1,420
                                      --------   --------   --------   --------
    Total operating expenses .......     4,727      4,100     13,828     11,363
                                      --------   --------   --------   --------

Operating income (loss) ............       156       (440)       484     (1,739)

Interest income, net ...............       292         52        516        179
Other expense, net .................       (23)       (24)       (52)      (122)
                                      --------   --------   --------   --------

Net income (loss) ..................  $    425   ($   412)  $    948   ($ 1,682)
                                      ========    =======   ========   ========

Net income (loss) per share ........  $   0.02   ($  0.10)  $   0.05   ($  0.39)
                                      ========    =======   ========   ========

Weighted average shares outstanding     19,833      4,317     18,657      4,322
                                      ========    =======   ========   ========


The accompanying notes are an integral part of these financial statements.

                                POLYCOM, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                               (in thousands)

                                                             Nine Months Ended
                                                            Sept. 30,  Sept. 30,
                                                              1996       1995
                                                            ---------  ---------
Cash flows provided by (used in) operating
 activities:
Net income (loss) ........................................  $     948   $(1,682)
 Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
  Depreciation and amortization ..........................      1,112       608
  Provision for doubtful accounts ........................        -         132
  Provision for inventory ................................        205       411
 Changes in assets & liabilities:
   Accounts receivable ...................................     (2,669)     (967)
   Inventories ...........................................     (1,927)   (3,043)
   Other current assets ..................................       (198)      (41)
   Accounts payable ......................................        562     1,500
   Other current liabilities .............................        427     1,085
                                                             --------   -------
Net Cash used in operating activities ....................     (1,540)   (1,997)
Cash flows used in investing activities:
   Acquisition of PPE ....................................     (1,044)     (474)
   Proceeds from sale and maturity of short
   term investments ......................................    116,027       -
   Purchase of short term investments ....................   (132,694)      -
                                                             --------   -------
Net cash used in investing activities ....................    (17,711)     (474)
Cash flows provided by financing activities:
   Proceeds from issuance of notes payable ...............      2,974     1,260
   Repayment of notes payable and capital leases .........     (5,966)   (1,736)
   Proceeds from sale/(repurchase) of common stock .......     19,920       -
   Proceeds from sale of convertible preferred stock .....        -       5,028
   Proceeds from repayment of notes receivable from
   stockholders ..........................................         60       -
                                                             --------   -------
Net cash provided by financing activities ................     16,988     4,552
                                                             --------   -------
Net increase (decrease)in cash ...........................     (2,263)    2,081
Cash and cash equivalents, beginning of year .............      3,539     5,792
                                                            ---------   -------
Cash and cash equivalents, end of period .................  $   1,276   $ 7,873
                                                            =========   =======
Cash paid for interest ...................................        108        69
PPE purchased with debt ..................................        329     1,563
Common stock issued for notes from shareholders ..........         17       154

The accompanying notes are an integral part of these financial statements.

                                  Polycom, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of September 30, 1996 and the condensed consolidated statements of operations for the three and nine month periods ending September 30, 1996 and 1995 and condensed consolidated statements of cash flows for the nine month periods ending September 30, 1996 and 1995, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1996 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

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

         The Company uses a 52-53 week fiscal year. Each reporting period ends on the last Sunday of a month. As a result, a fiscal year may not end as of the same day as the calendar year. For convenience of presentation, the accompanying consolidated financial statements have been shown as ending on September 30 and December 31 of each applicable period.

         This Report on Form 10-Q contains forward looking statements that involve risks and uncertainties, including possible fluctuations in quarterly results; the market acceptance of ShowStation and the risks associated with this emerging market; the timely availability and acceptance of SoundPoint, SoundStation Premier and other new products; the impact of competitive products and pricing; and the other risks detailed from time to time in the Company's SEC reports, including the Form S-1 dated April 29, 1996 and subsequent Form 10-Q filings.


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

3. INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates the first-in, first-out ("FIFO) method. Inventories consisted of the following (in thousands):

                                      September 30,     December 31,
                                          1996             1995
                                      ------------      ------------
             Raw Materials              $   3,125         $   2,355
             Work in process                  343               650
             Finished goods                 3,562             2,303
                                      ------------     -------------
                                        $   7,030         $   5,308
                                      ============     =============


4. PER SHARE INFORMATION

         Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of shares issuable upon the exercise of stock options, using the treasury stock method. Common stock issued under a stock option plan which are subject to repurchase are excluded from shares issued in the computation of net loss per share as their effect is antidilutive.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Polycom, Inc. (the "Company") was incorporated in December 1990 to develop, manufacture and market audioconferencing and dataconferencing products that facilitate meetings at a distance. The Company was engaged principally in research and development from inception through September 1992, when it began volume shipments of its first audioconferencing product, SoundStation. The Company began selling SoundStation internationally in January 1993. The Company commenced shipments domestically of an enhanced version of this product, SoundStation EX, in March 1994 and commenced international shipments in November 1994. Through September 30, 1996, the Company derived substantially all of its net revenues from sales of its SoundStation products. The Company began customer shipments of its first dataconferencing product, ShowStation, in November 1995. The Company recently began shipments of its SoundPoint product in September 1996. The Company announced the SoundStation Premier in September 1996 and anticipates shipments within the calendar year. The Company anticipates that sales of its SoundStation product line will continue to account for a substantial majority of net revenues at least through the year ending December 31, 1996. Any factor adversely affecting the demand or supply for the SoundStation, SoundStation Premier or SoundPoint product lines could materially adversely affect the Company's business, financial condition or results of operations.

         This Report on Form 10-Q contains forward looking statements that involve risks and uncertainties, including possible fluctuations in quarterly results; the market acceptance of ShowStation and the risks associated with this emerging market; the timely availability and acceptance of SoundPoint, SoundStation Premier and other new products; the impact of competitive products and pricing; and the other risks detailed from time to time in the Company's SEC reports, including the Form S-1 dated April 29, 1996 and subsequent Form 10-Q filings.


                              RESULTS OF OPERATIONS

       The following table sets forth, as a percentage of net revenues, condensed consolidated statement of operations data for the periods indicated.

                                        Three Months Ended   Nine Months Ended
                                        Sept. 30, Sept. 30,  Sept. 30, Sept.30,
                                         1996        1995     1996       1995
                                        ------------------   -----------------
Net revenues .......................      100%       100%       100%       100%
Cost of net revenues ...............       49%        42%        47%        44%
                                          ----       ----       ----       ----
    Gross profit ...................       51%        58%        53%        56%
                                          ----       ----       ----       ----
Operating expenses:
  Sales and marketing ..............       24%        29%        24%        29%
  Research and development .........       20%        28%        21%        29%
  General and administrative .......        6%         8%         6%         8%
                                          ----       ----       ----       ----
    Total operating expenses .......       50%        65%        51%        66%
                                          ----       ----       ----       ----

Operating income (loss) ............        1%        (7%)        2%       (10%)

Interest income, net ...............        3%         1%         2%         1%
Other expense, net .................        0%         0%         0%        (1%)
                                          ----       ----       ----       ----

Net income (loss) ..................        4%        (6%)        4%       (10%)
                                          ====       ====       ====       ====

Net revenues. The Company's net revenues increased 50% from $6.3 million in the third quarter of 1995 to $9.5 million in the third quarter of 1996. Net revenues increased 58% from $17.0 million in the first nine months of 1995 to $27.0 million in the first nine months of 1996. Net revenues increased in each period primarily due to increased unit sales, resulting primarily from increased market acceptance of the Company's audioconferencing product line, and to a lesser extent, through the expansion of the Company's North American and international distribution networks, offset in part by a decline in the list price of its
SoundStation products. In addition, net revenues for the first nine months of 1996 included revenues attributable to ShowStation, which was not introduced until November 1995. The Company has twice reduced the list price for its SoundStation products, effective July 1, 1994 and January 1, 1996, and expects that it will lower prices again in the future. Such lower prices could materially adversely affect the Company's net revenues and gross margins. Through September 30, 1996, the Company derived substantially all of its net revenues from sales of its SoundStation products. The Company expects that in the future, its net revenues may grow at a slower rate than has been experienced in previous periods and that on a quarter-to-quarter basis, the Company's growth, if any, in net revenues may be significantly lower than its historical quarterly growth rate. The Company expects that newer audioconferencing products such as the SoundPoint and SoundStation Premier will reduce the sales volumes of the SoundStation product line. To the extent that this mix of products has a lower average unit price than previously experienced, this could have a material adverse affect on net revenues. International net revenues accounted for 27% of total net revenues in the third quarter of 1995 and 24% of total net revenues in the third quarter of 1996. The reduction in the percentage of international net revenues for the third quarter of 1996 from the third quarter of 1995 resulted from the growth in the North American distribution network and large direct procurements by large domestic National Account customers. The Company anticipates that international sales will continue to account for a significant portion of total net revenues for the foreseeable future. However, international net revenues may fluctuate in the future as the Company introduces new products since the Company expects to initially introduce such products in North America and also because of the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent the Company is unable to expand international sales in a timely and cost-effective manner, the Company's business, financial condition or results of operations could be adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. To date, substantially all of the Company's international sales have been denominated in U.S. currency; however, the Company expects that in the future some international sales may be denominated in local currencies. See "Risk Factors--International Operations" and "--Distribution Risks" in the Company's SEC reports, including the Form S-1 dated April 29, 1996.

       Gross profit. Cost of net revenues consists primarily of manufacturing costs of the Company and the Company's contract manufacturer, warranty expense and allocation of overhead expenses. Gross margin represented 58% and 51% of net revenues in the third quarter of 1995 and 1996 and 56% and 53% of net revenues in the first nine months of 1995 and 1996, respectively. The decrease in gross margins for the third quarter and first nine months of 1996 was principally due to a reduction in the price of the Company's SoundStation product line to resellers in the fourth quarter of 1995 and to end users in the first quarter of 1996 and to the lower margins on the first version of the Company's ShowStation product, which was introduced in November 1995. The Company expects that gross margin will decline significantly as a result of reductions in the North American list price of the Company's SoundStation product line and continuing competitive price pressure in the audioconferencing market. The Company's historical price reductions have been driven by the Company's desire to expand the market for its products, and the Company expects that in the future it may further reduce prices or introduce new products that carry lower margins in order to further expand the market or to respond to competitive pricing pressures, although there can be no assurance that such actions by the Company will expand the market for its products or be sufficient to meet competitive pricing pressures. In addition, gross margins of the SoundPoint product line are lower than that of the SoundStation product line. Thus, shipments of this product will lower the aggregate gross margin for the Company. The Company also expects gross margins to decline due to the lower gross margin for the Company's initial ShowStation dataconferencing product. The Company's historical product life cycle has been for initial product versions to have higher product costs than the Company's targeted gross margin objectives, with product costs declining over time as the Company introduces follow on versions which incorporate cost savings from design and material changes. There can be no assurance, however, that the Company will be successful in introducing lower cost versions of its current products. In addition, as a result of the introduction of several new products, each with significantly different gross margins, product mix during a particular quarter will substantially impact the overall gross margin achieved during that quarter. Because the mix of product sales during any particular quarter is extremely difficult to predict or manage, the gross margin the Company can anticipate achieving in any particular quarter is difficult to predict and may fluctuate substantially from quarter to quarter.

In the future, gross margin may be affected by severe price competition and changes in unit volume, product cost and warranty expenses. Gross margin may also be impacted by the mix of distribution channels used by the Company, the mix of products sold and the mix of international versus North American revenues. The Company typically realizes higher gross margin on direct sales than on sales through indirect channels and higher gross margin on international revenues than on North American revenues. If sales through resellers, especially OEMs, increase as a percentage of total revenues, the Company's gross margin will be adversely impacted.

       Sales and marketing. Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses, allocation of overhead expenses and customer service and support costs. Sales and marketing expenses were $1.8 million and $2.2 million in the third quarter of 1995 and 1996, respectively, representing 29% and 24% of net revenues for each respective period. Sales and marketing expenses were $5.0 million and $6.5 million in the first nine months of 1995 and 1996, respectively, representing 29% and 24% of net revenues for each respective period. The increase in absolute dollars in each of these periods was primarily related to the expansion of the Company's sales and marketing organization, particularly the increase in spending to generate direct sales, and increased commission expenses related to higher sales volumes. The Company expects to continue to increase its sales and marketing expenses in absolute dollar amounts in an effort to expand North American and international markets, market new products including SoundStation Premier and SoundPoint and establish and expand distribution channels. In particular, due to the innovative nature of the ShowStation products, the Company incurred significant expenses during the first nine months of 1996 to develop a sales presence for the ShowStation product and believes it will be required to incur significant additional expenses for sales and marketing, including advertising, to educate potential customers as to the desirability of ShowStation. However, there can be no assurance that the Company will be successful in establishing an improved market for its ShowStation product. In addition, the Company currently expects to incur aggregate costs of approximately $350,000 to implement a new sales and service information system during the next three months, although there can be no assurance that such costs will not exceed this amount.

       Research and development. Research and development expenses consist primarily of compensation costs, consulting fees, allocation of overhead expense, supplies, depreciation of equipment, and product marketing expenses. Research and development expenses were $1.8 million and $1.9 million for third quarter of 1995 and 1996, respectively, representing 28% and 20% of net revenues for each respective period. Research and development expenses were $5.0 million and $5.7 million for the fist nine months of 1995 and 1996, respectively, representing 29% and 21% of net revenues for each respective period. The increase in dollar amount in research and development expenses in each of these periods was primarily attributable to increased staffing and associated support to expand and enhance the Company's product lines. During the 1996 nine month period, the Company changed the classification of certain test development expenses which had been included in cost of net revenues in prior periods to research and development expense. Prior periods have not been restated as the amounts are not material. As of September 30, 1996, all research and development costs have been expensed as incurred. The Company believes that technological leadership is critical to its success. The inability of the Company to develop and introduce new audioconferencing or dataconferencing products or enhancements on a timely and cost-effective basis that contributes to net revenues could have a material adverse effect on the Company's business, financial condition or results of operations. Therefore, the Company is committed to continuing a high level of research and development and expects to increase the absolute amount of its research and development expenses in the future. In addition, in the past the Company has experienced delays from time to time in the introduction of certain new products and enhancements and expects that such delays may occur in the future. For instance, the introduction of ShowStation was delayed by approximately eighteen months from the originally anticipated date of introduction because of unforeseen technical challenges and difficulties in building core technologies and, for approximately six weeks in the first quarter of 1996, shipments were interrupted in order to correct software and other technical problems identified by initial customers. In addition, SoundStation Premier first customer shipments have been delayed from its original shipment target of September 1996 due to engineering issues. Any such delays could have a material adverse effect on the Company's results of operations. See "Risk
Factors -- Rapid Technological Change; Dependence on New Products" in the Company's SEC reports, including the Form S-1 dated April 29, 1996.

       General and administrative. General and administrative expenses consist of compensation costs, allocation of overhead expense and outside legal and accounting expenses. General and administrative expenses were $499,000 and $552,000 for the third quarter of 1995 and 1996, respectively, representing 8% and 6% of net revenues for each respective period. General and administrative expenses were $1.4 million and $1.6 million in the first nine months of 1995 and 1996, respectively, representing 8% and 6% of net revenues for each respective period. The increase in dollar amount in each period was primarily due to increased staffing to support the Company's growth and, during the first nine months of 1996, to costs related to the patent litigation. The Company believes that its general and administrative expenses will increase in absolute dollar amounts in the future primarily as a result of expansion of the Company's administrative staff, the cost of continuing patent litigation and costs related to being a public company. The cost of the continuing patent litigation also may vary from quarter to quarter depending upon the activity level associated with this litigation and therefore may cause the Company's operating results to fluctuate on a quarterly basis.

       Provision for income taxes. The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The Company incurred a net loss and consequently paid no federal or state income taxes in 1995 and expects to pay minimal federal and state income taxes in 1996. As of December 31, 1995, the Company had approximately $8.3 million in federal net operating loss carryforwards and $943,000 in tax credit carryforwards. The future utilization of the Company's net operating loss carryforwards may be subject to certain limitations upon certain changes in ownership. The Company believes that its initial public offering on April 29, 1996 triggered a change in ownership pursuant to the Internal Revenue Code of 1986, as amended, such that the annual limitation for utilization of federal net operating loss carryforwards will be approximately $7.1 million.

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

                    OTHER FACTORS EFFECTING FUTURE OPERATIONS

       The Company's operating results have fluctuated in the past and will fluctuate in the future as a result of a number of factors, including market demand for the Company's audioconferencing products, market acceptance of the ShowStation products, SoundPoint, SoundStation Premier and other new products, new product introductions and product enhancements by the Company or its competitors, the prices of the Company's or its competitors' products, the mix of products sold, the mix of products sold directly and through resellers, fluctuations in the level of international sales, the cost and availability of components, manufacturing costs, the level of warranty claims, changes in the Company's distribution network, the level of royalties to third parties and changes in general economic conditions. In addition, competitive pressure on pricing in a given quarter could adversely affect the Company's operating results for such period, and such price pressure over an extended period could materially adversely affect the Company's long-term profitability. The Company also expects that gross margin will continue to decline significantly due to several factors, including lower gross margin for the Company's dataconferencing products, as well as continuing competitive price pressure in the audioconferencing market. The Company's ability to maintain or increase net revenues will depend upon its ability to increase unit sales volumes of its SoundPoint, SoundStation, SoundStation EX, SoundStation Premier, ShowStation and any new products or product enhancements. To the extent that the Company ships a large, one-time order during a given quarter, as it did during the second quarter of 1996, which does not reoccur in subsequent quarters, the Company's net revenues could fluctuate between such periods, resulting in a material adverse effect on the Company's operating results. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, introduce and sell new products or reduce its costs as a percentage of net revenues. The Company typically ships products within a short time after receipt of an order, does not usually have a significant backlog and backlog fluctuates significantly from period to period. As a result, backlog at any point in time is not a good indicator of future net revenues and net revenues for any particular quarter cannot be predicted with any degree of accuracy. Accordingly, the Company's expectations for both short- and long-term future net revenues are based in large part on its own estimate of future demand and not on firm customer orders. In addition, the Company has in the past received orders and shipped a substantial percentage of the total products sold during a particular quarter in the last several weeks of the quarter. In some cases, these orders have consisted of distributor stocking orders. Also, the Company has from time to time provided incentives for distributors to purchase more than the minimum quantities required under their agreements with the Company. In addition, because a substantial percentage of product sales occur at the end of the quarter, product mix and therefore gross margins for the quarter are difficult to predict. The Company anticipates that this pattern of sales will continue in the future. Expense levels are based, in part, on the Company's estimates of net revenues and since the Company is limited in its ability to reduce expenses quickly if orders and net revenues do not meet expectations in a particular period, operating results would be adversely affected. In addition, any slippage in the planned introduction of new products or enhancements to existing products, as the Company has experienced in the past, or any seasonal demand that may develop for the Company's products in the future will make it more difficult for the Company to estimate expected revenues in any particular period. The Company has also been expanding the distribution channels for its audioconferencing products and working to optimize the distribution channels for its dataconferencing products. Until the Company has developed the best distribution channels for these new products, its revenues will be difficult to predict and may fluctuate from period to period. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Risk Factors-Limited Operating History; History of Losses" in the Company's SEC reports, including the Form S-1 dated April 29, 1996.

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

         As of September 30, 1996, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $20.7 million, and a $4.0 million revolving bank line of credit from Silicon Valley Bank (of which $3.3 million was available as of September 30, 1996) which expires on April 15, 1997. The Company has in the past negotiated an extension of the line of credit annually, although there can be no assurance that the Company will be successful in extending the term of the line of credit beyond April 15, 1997. The line of credit was modified in December 1995 and currently provides for borrowings up to the lesser of (i) $4.0 million, or (ii) the sum of 80% of eligible domestic and government accounts receivable and 50% of eligible foreign accounts receivable minus the sum of the aggregate outstanding face amount of all letters of credit issued under the line. Eligible accounts receivable are defined as receivables outstanding less than 90 days. Borrowings under the line bear interest at the bank's prime rate plus 1.0% (8.25% at September 30, 1996), and are collateralized by substantially all of the Company's assets. The line of credit facility contains provisions that require the maintenance of certain financial ratios and profitability requirements. As of September 30, 1996, the Company was in compliance with these convenants. See "Use of Proceeds" and Note 7 of Notes to Consolidated Financial Statements in the Company's SEC reports, including the Form S-1 dated April 29, 1996.

         The Company used $2.0 million and $1.5 million in cash from operating activities in the nine month periods ending September 30, 1995 and 1996 respectively. The use of cash was primarily attributable to increased levels of accounts receivables and inventories, partially offset by an increase in accounts payable and accrued liabilities. The increase in accounts receivable was primarily due to the increase in net revenues. Inventories increased as the Company increased raw materials and work-in-process materials in support of the ShowStation launch. The increase in provision for excess and obsolete inventories was directly related to increased inventory levels.

         The Company used $474,000 and $17.7 million of net cash in investing activities in the nine months ended September 30, 1995 and 1996, respectively, to purchase property and equipment and in the nine months ended September 30, 1996, to purchase short-term investments. Financing activities provided $4.5 million and $17 million of net cash in the nine months ended September 30, 1995 and 1996, due primarily to the issuance of Preferred Stock in 1995 and common stock issued as part of the Company's initial public offering in 1996, net of the repayment of the Company's outstanding bank debt.

         The Company has no material commitments other than obligations under its revolving bank line of credit and operating leases. The Company's revolving bank line of credit secures three stand-by letters of credit, totaling $688,000, which have been issued to guarantee certain of the Company's contractual obligations. The stand-by letters of credit expire on April 15, 1997. The Company estimates that 1996 capital expenditures will be approximately $2.2 million. See Notes 6 and 7 of Notes to Consolidated Financial Statements in the Company's SEC reports, including the Form S-1 dated April 29, 1996.

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

PART II           OTHER INFORMATION

Item 6            EXHIBITS AND REPORTS ON FORM 8-K

              (a) List of Exhibits

NUMBER                     EXHIBIT
----------        ------------------------------------------------------------

11.1              Computation of Net Income (Loss) per Common and Common
                  Equivalent Share
27                Financial data Schedule

99                Report on Form 8-K:  Form 8-K filed on October 22, 1996
                                       regarding changes in engineering
                                       management.

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1394, the Registrant has duly caused this report to be signed on its behalf by the

Dated:   November 12, 1996              POLYCOM, INC.


                                        /S/ Michael R. Kourey
                                        --------------------------------------
                                        Michael R. Kourey
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)