Form 10-K
period 1996-12-31
POLYCOM INC
filed 1997-03-26
CIK 1010552

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                   ---------------

                                      FORM 10-K
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
For the fiscal year ended    December 31, 1996
                                          OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from                        to
                              -------------------          --------------------
                                Commission file number      333-2296
                                                           -------------

                                    POLYCOM, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


         Delaware                                                    94-3128324
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer identification No.)
of incorporation or organization)

2484 Junction Avenue, San Jose, California                                 95134
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code    (408) 526-9000
                                                  -----------------------------

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                         NONE

          SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $0.0005 PAR VALUE, PER SHARE

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   XX            No
                                                ------             ------

    Indicated by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $33,772,000 as of March 17, 1997, based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market reported for January 31, 1997. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

    19,132,213 shares of the Registrant's $0.0005 par value Common Stock were outstanding as of March 17, 1997.

                         DOCUMENTS INCORPORATED BY REFERENCE.
    Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III. Such Proxy Statement will be filed within 120 days of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 1. BUSINESS

    Polycom, Inc. (the "Company") develops, manufactures and markets audioconferencing and dataconferencing products that facilitate meetings at a distance. With its SoundStation product line, the Company believes it has established itself as a leading provider of audioconferencing equipment designed for group use. SoundStation is a high quality, full-duplex, easy-to-use audioconferencing solution. The SoundStation products are designed to operate with local telephone systems throughout the world and the Company has obtained regulatory approval for SoundStation's use in 25 countries. The Company's technologies permit its SoundStation products to achieve audioconferencing communications quality that approaches handset communications quality. More than 100,000 SoundStation systems had been shipped as of December 31, 1996, and the Company believes SoundStation is the best selling product in the group audioconferencing market.

    The Company's innovative ShowStation dataconferencing product, introduced in November 1995, enables real-time exchange of data and other images over ordinary phone lines via the rapidly emerging T.120 dataconferencing protocol standard. ShowStation is a cost-effective, easy-to-use, high resolution dataconferencing solution that enables groups in multiple locations to simultaneously view, edit and annotate paper or electronic documents and data in a lights-on environment.

    Polycom's products integrate advanced telecommunications, acoustic, image capture and processing technologies. The Company sells its products globally through its direct sales force and maintains marketing and sales relationships with Lucent Technologies, British Telecom, Fujitsu Ltd., MCI Communications Corp., Italtel Telematica S.p.A, PictureTel, Sprint North Supply, Siemens AG and Singapore Telecom, which collectively represented approximately 27% of the Company's net revenues in 1996, and with other resellers and OEMs.

    The Company was incorporated in December 1990 in Delaware and has a wholly-owned subsidiary, Polyspan Teleconferencing B.V., a corporation organized under the laws of the Netherlands. The Company's principal executive offices are located at 2584 Junction Avenue, San Jose, California 95134. Its telephone number is (408) 526-9000. As used in this report, "Polycom" and the "Company" refer to Polycom, Inc. and its subsidiary.

INDUSTRY BACKGROUND

    The telecommunications industry has experienced substantial growth in recent years. Voice communications have expanded with the proliferation of cellular phones and voice mail and the emergence of high speed switching technologies, while the data communications infrastructure has been widely expanded through the implementation of fax machines, corporate WANs and the growing use of the Internet. One of the fastest growing segments of the telecommunications market is equipment and services for teleconferencing, which includes audioconferencing, videoconferencing and dataconferencing. Dataconferencing is the sharing of data and documents by groups in multiple locations over standard telephone lines which has been enabled by the recent adoption of the T.120 protocol standard.

    Numerous factors are driving the growth of the teleconferencing market, including the development of a global economy, the internationalization of business organizations, the development of "extended enterprises" of companies and their suppliers, customers and other business partners and the increasing corporate emphasis on team projects and group and interoffice communication. As a result, tools such as voicemail, E-mail and fax machines that allow workers to communicate more effectively and facilitate business interactions have become vital to improving productivity in most organizations. To enhance the real-time exchange of information when face-to-face meetings are not possible or practical, companies are increasingly seeking advanced teleconferencing solutions to facilitate meetings at a distance.

    The relative utility of different teleconferencing media for a particular type of group interaction depends on the importance of information content and relationship building for that interaction.

Audioconferencing is the essential component of all teleconferencing. In the audioconferencing market, key enablers such as the audio bridging services provided by AT&T, MCI, Sprint and other carriers are expanding the use of audioconferencing as a medium for meetings at a distance and have increased demand for high quality audioconferencing equipment. For instance, a fifty-point analyst call that would not have been contemplated only a few years ago is now commonplace in the investor community. However, despite the widespread adoption of audioconferencing, the equipment used for audioconferencing has generally suffered from technology and performance weaknesses. Desktop and built-in speakerphones, which are the most widely used audioconferencing devices, often fail to provide clear verbal information exchange as voice transmissions echo, are distorted and are frequently clipped due to a lack of full-duplex technology (the ability for both parties to talk and be heard simultaneously). Early conference speakerphones designed for group use suffer from these same quality shortcomings. Businesses and other organizations need audioconferencing equipment that provides high quality, full-duplex sound, is easy to install and use and is compliant with telecommunications protocols in business centers around the world.

    Since the adoption of the H.320 videoconferencing protocol standard in 1990, organizations have further accelerated the adoption of videoconferencing as a way to conduct group meetings at a distance. Videoconferencing enhances remote meetings by permitting groups in disparate locations to see each other and by making body language visible. However, videoconferencing equipment is not designed to be optimal for data exchange. The relatively poor resolution provided by current videoconferencing technology limits its effectiveness for meetings where the real-time exchange and annotation of printed or computer-generated information such as graphs, spreadsheets, engineering diagrams or other detailed data is required.

    The T.120 dataconferencing protocol is now emerging and being implemented as an industry standard. Although the T.120 standard has been adopted by a large number of the world's leading technology and telecommunications companies, such as AT&T, British Telecom, IBM, Intel, Microsoft Corporation ("Microsoft") and NEC Corporation ("NEC"), many of which are currently in the process of implementing the standard in their products or services, the market has historically lacked equipment implementing the standard that solves growing dataconferencing needs. Businesses and other organizations require affordable, easy-to-use, high resolution dataconferencing solutions that enable groups in multiple locations to simultaneously view, edit and annotate paper or electronic documents and data in a lights-on environment.


THE POLYCOM SOLUTION

    Polycom develops, manufactures and markets audioconferencing and dataconferencing products that facilitate meetings at a distance. The Company's SoundStation product line is a family of audioconferencing products that provide near handset quality communications. SoundStation products are easy-to-use, and the Company's echo cancellation and acoustic technologies minimize background echoes, word clipping and distortion. Users can engage in natural, free-flowing discussions without having to shout to be heard or strain to hear what others are saying. Because of the Company's patented full-duplex, echo cancellation technology and the distinctive triangular design of the SoundStation products, the Company believes SoundStation is the best selling product in the group audioconferencing market. The SoundStation is configurable, and has been approved for use with the local telephone systems in 25 countries.

    Polycom's ShowStation dataconferencing products enable real-time exchange of data and other images between groups or individuals engaged in an audioconference or videoconference. ShowStation provides a cost-effective method for two or more groups or individuals that are separated by a distance to view, edit and annotate paper and electronic documents and data in real-time over standard telephone lines in a lights-on environment. ShowStation incorporates high resolution imaging, data compression and communications technology in a compact, easy-to-use unit that includes pen-based editing capabilities and supports mouse-based editing from remote personal computers.

PRODUCTS

AUDIOCONFERENCING

    Polycom's audioconferencing products are designed to overcome the poor audio problems associated with traditional speaker phones by providing high quality, full-duplex, easy-to-use audio.

    SOUNDSTATION. SoundStation, the Company's first product, which was introduced in September 1992, is a high quality, digital, full-duplex audioconferencing system that operates over ordinary telephone lines. It provides clear, two-way voice communications with no echoes, clipping or distortion. Users can engage in natural, free-flowing discussions without having to shout to be heard or strain to hear what others are saying. SoundStation's three built-in unidirectional microphones pick up sound from around the room while limiting reverberation. The unit's central foam-encased speaker and advanced DSP and integrated software technology eliminate acoustic feedback while broadcasting sound at sufficient volume and clarity to be heard up to 30 feet away.

    SoundStation has a distinctive design which the Company believes is widely associated with high-quality audioconferencing. SoundStation is connected via a single cord to a power transformer that plugs into a standard electrical outlet and a telephone cord that connects to a standard telephone outlet. Due to its inherent simplicity, customers are able to self-install and immediately begin using the SoundStation. The North American list price for SoundStation is $499.

    SOUNDSTATION EX. SoundStation EX contains all of the technology and physical elements of the SoundStation but also offers two connectors for extendable microphones. The microphones can extend up to six feet in each direction allowing the SoundStation EX to accommodate larger conference rooms. Each extended microphone also contains a mute button and LED mute indicator. An optional wireless lapel microphone is available for the SoundStation EX that provides flexibility for stand-up presenters. The North American list price for SoundStation EX ranges from $799 to $1,299, depending on options.

Polycom also manufactures private label versions of its SoundStation products for Lucent Technologies, British Telecom and KPN Royal PTT Nederland, N.V. pursuant to OEM relationships.

    SOUNDSTATION PREMIER. Incorporating the latest in DSP technology, the SoundStation Premier is designed with a 70 MIP DSP. This allows individually echo canceled microphones, thereby lowering conference room reverberation or the echo experienced with most speakerphones. The Premier's microphone switching technology turns on and off each microphone depending on who is talking. With the additions of an LCD display, caller ID, and infrared remote control, the SoundStation Premier provides a complete full duplex business conference phone solution. The North American list price for SoundStation Premier ranges from $1,295 to $1,895, depending on options.

    SOUNDPOINT AND SOUNDPOINT PC. SoundPoint, Polycom's first desktop conference phone adjunct product is designed for the office environment. The SoundPoint product is connected between the telephone line and an analog telephone set, and provides near handset quality full duplex conversations. A special version of this SoundPoint is manufactured for direct communication to Lucent's Definity telephone sets, pursuant to the Lucent OEM relationship. The SoundPoint PC variant is designed for desktop video conferencing and Internet telephony applications. The SoundPoint PC is connected to a personal computer video codec or sound card, through a standard set of audio jacks and includes a handset when more privacy is desired. The North American list price for SoundPoint and SoundPoint PC is $299.

    Sales of the SoundStation product line have accounted for substantially all of the Company's net revenues through December 31, 1996, and the Company anticipates that such sales will continue to account for a substantial majority of its net revenues at least through the year ending December 31, 1997. The market for the Company's SoundStation products is subject to technological change, new product introductions by the Company or its competitors, and continued market acceptance of the SoundStation product line. Any factor adversely affecting the demand or supply for the SoundStation product line could materially adversely affect the Company's business, financial condition or results of operations.


DATACONFERENCING

    Polycom's dataconferencing products are designed to allow for the real-time exchange of data and other images between groups or individuals engaged in an audioconference or videoconference. By integrating audioconferencing and dataconferencing, the Company's products are designed to significantly enhance the productivity of workers, allowing them to conduct meetings remotely with a level of data exchange that the Company believes has traditionally been possible only through a personal meeting.

    SHOWSTATION. ShowStation, the Company's first dataconferencing product, is a fully integrated, easy-to-use unit that can exchange and project data, documents and images using ordinary telephone lines between ShowStations or exchange data, documents and images using ordinary telephone lines with any personal computers that utilize T.120 dataconferencing protocol software, such as the DataBeam software that is distributed by the Company. Working in tandem with the SoundStation, ShowStation provides a cost-effective method for two or more groups or individuals that are separated by a distance to simultaneously view, discuss, edit and annotate paper or electronic documents and data in a lights-on environment. Multipoint dataconferences are possible through connections generally established by a dataconferencing bridge service, such as ConferTech International, Inc. or MCI Telecommunications Corporation, that merge multiple network connections so that each participant can communicate with all other participants. ShowStation incorporates advanced imaging, data compression and communications technology utilizing over 250,000 lines of code into a compact and easy-to-use unit.

    ShowStation captures an image of the original document using an integrated camera or receives data from a personal computer and displays a high-resolution image on a flat-panel LCD display. Light is then projected through the LCD panel and onto a screen for local viewing, without having to dim conference room lights. Simultaneously, the image is compressed and transmitted over a standard telephone line using the T.120 open standard protocol to other ShowStations or certain T.120-compliant computer or projection devices where the image is decompressed and projected. The images can then be annotated in real-time by the transmitting person or any of the document recipients using an integrated computer pen or mouse-based editing from remote personal computers and saved in memory for review and printing. Pen or mouse annotations can be seen simultaneously by all parties participating in the dataconference and each ShowStation can print the image and all annotations on a printer connected via a serial cable.

    To facilitate PC-connectivity to ShowStation products, Polycom supplies, for a fee, copies of DataBeam's T.120 communications software, which can then be loaded onto a PC. The Company anticipates that the T.120 protocol will be incorporated into future versions of Windows and other operating systems so that any computer running such operating system will be able to participate in a dataconference with a ShowStation over an ordinary telephone line. The North American list price for ShowStation ranges from $9,995 to $11,995 depending on options.

         ShowStation is designed to be integrated with SoundStation such that dial and mute functions of both the SoundStation and ShowStation can be controlled with the ShowStation keypad, permitting local preview and discussion prior to transmission to other parties in the dataconference. Additionally, ShowStation contains a microphone in the projection arm that works in conjunction with SoundStation in order to improve the audio reception of the presenter.

    ShowStation can also be connected via an RS-232 interface (standard computer connection) to PictureTel's videoconferencing systems. With this configuration, ShowStation will operate as a peripheral to the videoconferencing system with call control performed by the videoconferencing system. This enables the user of the PictureTel videoconferencing system to conduct a meeting in which the participants simultaneously can see and hear one another by use of the videoconferencing system and view, edit and annotate a document using a ShowStation. Polycom manufactures a private label version of ShowStation for PictureTel pursuant to an OEM relationship. As of December 31, 1996, pursuant to the terms of this OEM Agreement, subject to certain unit volume requirements and other limitations, PictureTel has an exclusive worldwide right to distribute the version of the ShowStation product which is designed to interface with PictureTel's video conferencing systems. However, Polycom may distribute such modified ShowStation products directly to end users through its direct sales force, and British Telecom may distribute ShowStation products outside of North America. The Company expects that PictureTel will market the private label version of the ShowStation to current PictureTel videoconferencing customers and to customers who intend to use a PictureTel videoconferencing system with the ShowStation product. Although the Company expects PictureTel's marketing and sales effort with respect to the private label version of the ShowStation products to compete to some extent with the Company's marketing and sales efforts, the Company intends to minimize to the extent possible direct conflicts, including by supporting PictureTel's efforts with its significant videoconferencing customers.

    The Company's future growth is substantially dependent on net revenues generated from sales of the Company's ShowStation products. In November 1995, the Company began customer shipments of its ShowStation products. Dataconferencing is an emerging market and there can be no assurance that it will develop sufficiently to enable the Company to achieve broad commercial acceptance of its ShowStation products. Because the dataconferencing market is relatively new and evolving, and because current and future competitors are likely to introduce competing dataconferencing products, it is difficult to predict the rate at which demand for the Company's ShowStation products will grow, if at all, or to predict the level of future growth, if any, of the dataconferencing market. If the dataconferencing market fails to grow, or grows more slowly than anticipated, the Company's business, operating results and financial condition will be materially adversely affected. Although there are currently no products in the dataconferencing market that offer all of the same functions and features as the ShowStation products, there are products that enable users to participate in a dataconference and other products, such as multimedia presentation products, that are not designed primarily for dataconferencing but can be used to provide a dataconferencing solution. There can be no assurance that the market for dataconferencing products with the functions and features of the ShowStation products will achieve broad commercial acceptance or that the market for the Company's ShowStation product will grow.

    Even if the market for dataconferencing products does develop, there can be no assurance that the Company's ShowStation products will achieve commercial success within such market. Due to the unique nature of the ShowStation products, the Company believes it will be required to incur significant expenses for sales and marketing, including advertising, to educate potential customers as to the desirability of ShowStation. The Company also expects to incur substantially longer sales cycles with respect to its ShowStation products than has been the case for the SoundStation products. In addition, the list price of the ShowStation products, which is significantly higher than the SoundStation product, could significantly limit consumer acceptance of the ShowStation products. Furthermore, given the significant differences between the SoundStation and ShowStation products, the Company is developing new distribution channels for the ShowStation products and there can be no assurance that the Company will be successful selling ShowStation through these distribution channels. In addition, the Company's ShowStation products comply with certain layers of the emerging T.120 standard. Increasing market acceptance and longevity of the T.120 standard is in part a function of user acceptance and the incorporation of the T.120 standard into personal computer operating systems, teleconferencing appliances and the network infrastructure and is therefore difficult to predict. Because of the Company's focus on the T.120 standard, the Company's operating results would be materially adversely affected if another technology were to significantly challenge or replace the emerging
T.120 industry standard. Broad commercialization of the Company's ShowStation products will require the Company to overcome significant technological and market development obstacles, many of which may not be currently foreseen.

    The Company's ShowStation products are extremely complex and because of the recent introduction of these products, the Company has had limited experience with respect to the performance and reliability of these products, and the Company and its contract manufacturer have had limited experience manufacturing these products. If the Company's ShowStation products have performance, reliability or quality problems or shortcomings, then the Company may experience reduced orders, higher manufacturing costs and additional warranty and service expenses which would have a material adverse effect on the Company's business, financial condition and results of operations. For example, the Company chose to stop shipments of its ShowStation products from mid-January 1996 through the end of February 1996 to correct software and other technical problems identified by initial customers. There can be no assurance that ShowStation will be able to achieve or sustain commercial acceptance, that sales of the ShowStation products will account for a material part of the Company's net revenues or that the Company will be able to achieve volume manufacturing. Failure of the ShowStation to achieve or sustain commercial acceptance, or of the Company or its contract manufacturer to achieve volume manufacturing would have a material adverse effect on the Company's business, financial condition and results of operations.


TECHNOLOGY

    Polycom intends to continue to invest in and leverage its core technologies to develop and introduce audioconferencing and dataconferencing product enhancements and new products. The Company's core technologies include the following:

    ECHO CANCELLATION. Traditional speakerphone architectures employ suppression technology to compensate for the echo problems resulting from the feedback caused by microphones and speakers being located in close proximity. Suppressors solve the problem by only allowing one side of the telephone connection to talk at a time. Historically, this has been done by using simple metrics to locally determine which side is speaking more loudly. This often causes numerous problems during the course of a natural conversation such as words or even entire phrases being clipped off because both ends of the call were speaking simultaneously. Polycom's patented DSP software solves this problem by building and continually updating a model of how the sound waves reflect off the walls and obstructions in a room. This software, comprised of over 10,000 lines of assembly microcode, then calculates an echo canceling signal that is subtracted from the microphone signal, thereby removing the echoes while still allowing both the speaker and the microphone to remain on at the same time.



    ACOUSTICS TECHNOLOGY. The design and interaction of transducers within a full-duplex audio device significantly impacts the effectiveness of the digital echo canceling systems and the sound quality. Working with carefully designed algorithms and electronics, Polycom develops and designs proprietary speaker and microphone enclosure systems that are a critical part of high-clarity, audioconferencing systems.

    IMAGE PROCESSING TECHNOLOGY. Polycom has invested a significant amount of its research and development efforts on the design and implementation of high resolution document cameras that provide XGA resolution (1024 x 768 pixels) images in a compact package. XGA resolution was achieved by developing a method by which two television resolution charge coupled devices ("CCDs") are seamed together to form a single high resolution image. Significant advancements in fine scale device alignment and mounting as well as in high speed DSP software to compensate for lens blurring, non-uniform lighting conditions and natural CCD device variations were required to achieve the target. The result is a cost effective document scanning system that captures and displays type sizes as small as 10 points.

    IMAGE COMPRESSION TECHNOLOGY. Polycom uses the international standard known as Joint Bi-Level Image Group ("JBIG") to achieve rapid image transmission rates. The Company employs certain modes of this algorithm to enable images to be transmitted incrementally, allowing an image to achieve legibility within a minimum time. Polycom was the editor of, and principal contributor to, the T.126 layer of the T.120 protocol for still-image transfer that incorporated JBIG and optimizations utilized in ShowStation. Polycom developed a high performance implementation of this algorithm for incorporation into DataBeam's standard
T.120 toolkit to enable throughput to be achieved even if a low-end computer is used to compress and send images over standard telephone lines. DataBeam's T.120 toolkit has been licensed by numerous other software and hardware providers.

    OPTO-MECHANIC TECHNOLOGY. To achieve "lights on" LCD projection and high resolution image capture, the Company has developed core technologies in optical systems, including LCD cooling for uniformity, light collection efficiency and light source cooling for extended lamp life with minimal sound. This has resulted in a projected image that is uniformly illuminated and viewable with normal room lighting.

    COMMUNICATION PROTOCOLS. The Company is a leader in the development and adoption of the T.120 protocol standard for dataconferencing devices. The T.120 protocol standard separates multipoint conferencing services into several layers that address data conferencing through various communications networks. These layers are generally implemented in software and control the manner in which data is communicated and is processed and presented to the end user. Layers of
T.120 functionality are being developed and deployed by numerous major international communications companies. In conjunction with this standardization process, Polycom co-founded the Consortium for Audiographic Teleconferencing Standards in order to encourage broad industry coordination and advocacy of
T.120 technology, thereby encouraging the development of the availability of desktop software and bridging services to support the Company's product offerings. This organization was merged with the advocacy body for H.320, the video conferencing standard, to become the International Multimedia Teleconferencing Consortium ("IMTC") with the broader goal of insuring industry-wide H.320 and T.120 interoperability, integration and advocacy. Additionally, the Personal Conferencing Work Group ("PCWG") recently merged into the IMTC. A representative of Polycom sits on the board of directors of this consortium, which includes companies such as AT&T, IBM, Intel, Microsoft and PictureTel, each of which has incorporated, or announced its intention to incorporate, various layers of the T.120 standard into their products.

    TELEPHONY INTERFACES. Polycom has developed a single telephone network interface circuit that is configurable either by the Company or its resellers so that the Company's products will comply with various international telephone network requirements. The Company's SoundStation product is currently approved for use in 25 countries. The Company believes this will expedite the regulatory approval of new audio conferencing and dataconferencing products globally.

SALES AND DISTRIBUTION

    The Company markets its SoundStation and ShowStation products primarily to Fortune 1000 companies through a national account program both directly and in coordination with its resellers and also markets its products directly to certain U.S. government organizations through a General Services Administration ("GSA") contract. The Company believes that most of its national account customers have placed multiple orders for products from the Company. As of December 31, 1997, Polycom had over 294 signed national accounts. The Company believes that it is important to maintain a close working relationship with these large customers in order to meet their demands for sales and support on a multinational basis. The Company sells its products in North America through a select group of approximately 41 resellers, including Lucent Technologies, ConferTech International, Inc., MCI Communications Corp., Hello Direct, Inc., PictureTel, ROLM Corporation, Sprint North Supply and EISI. Many of these resellers sell a variety of teleconferencing products and/or services and, with Polycom's products, offer a complete teleconferencing product portfolio. One of these resellers, Hello Direct, sells a competing audioconferencing product which it purchases from Gentner and relabels under the Hello Direct name. In addition to working through resellers, the Company also sells its products directly through a salesforce comprised of a national account group and an inside sales group. The national account managers focus on strategic selling and the development of major account relationships, while inside sales representatives devote time to pursuing the sales opportunities within a signed national account. In order to minimize channel conflict with resellers, the national account managers are compensated on a channel-neutral basis and are responsible for resolving any channel conflict in the field. To complement its direct sales efforts, the Company runs direct response advertising in in-flight magazines and selected business publications. The Company maintains North American sales offices in the metropolitan areas of Boston, Chicago, Vienna Virginia, Cleveland, Dallas, New York and San Jose.

    The Company sells its SoundStation and ShowStation products primarily through resellers. The Company's resellers accounted for approximately 74%, 71% and 67% of the Company's net revenues in 1994, 1995 and 1996, respectively. ConferTech International, Inc. accounted for 14% and 11% of net revenues in 1994 and 1995, respectively, and 2Confer/Mutare, Inc. accounted for 11% in 1994. No other customer or reseller accounted for more than 10% of the Company's net revenues during the periods indicated and no customer or reseller accounted for more than 10% of net revenues in 1996. Resellers generally offer products of several different companies, including products that compete with the Company's products. Accordingly, these resellers may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company's products. Agreements with resellers may be terminated at any time. A reduction in sales effort or termination of a distribution relationship by one of the Company's resellers could have a material adverse effect on future operating results. Use of resellers also entails the risk that resellers will build up inventories in anticipation of a growth in sales. If such sales growth does not occur as anticipated by these resellers, these resellers may substantially decrease the amount of product ordered in subsequent quarters, causing or contributing to fluctuations in the Company's future operating results. Furthermore, although the Company takes steps to reduce channel conflict, sales by the Company's direct sales force to potential and current customers of these resellers could have an adverse effect on the Company's reseller relationships. The teleconferencing distribution industry has historically been characterized by rapid change, including consolidations and financial difficulties of certain resellers and the emergence of alternative distribution channels. In addition, there is an increasing number of companies competing for access to these channels. The loss or ineffectiveness of any of the Company's major resellers could have a material adverse effect on the Company's operating results. There can be no assurance that the Company will be able to successfully sell its products through any new channels that the Company may be required to develop as a result of the foregoing or any other factors. The Company commenced customer shipments of ShowStation in November 1995 and continues to develop a distribution network for this product. There can be no assurance that the Company will be able to successfully develop a distribution network for ShowStation.

    The Company has historically focused its international sales efforts in regions of the world where it believes customers have begun to invest significantly in teleconferencing equipment and services. These regions currently include the United Kingdom, France, Germany, Italy, Japan, Australia and parts of Southeast Asia. The Company intends to significantly expand its international distribution network. The principal international resellers of the Company's products currently include British Telecom, Dynamic Communications, Ltd., Genedis, Hibino Corporation, Italtel Telematica S.p.A., PTT Telecom, Siemens AG, Singapore Telecom and Telenor.

    The Company's net revenues from international sales represented approximately 23%, 24% and 23% of the Company's total net revenues in the years ended December 31, 1994, 1995 and 1996, respectively. The reduction in the percentage of international net revenues from the 1995 year resulted from initial sales of new products, which were sold primarily in North America. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations and political and economic instability. Sales to international resellers are usually made in U.S. dollars in order to minimize the risks associated with fluctuating foreign currency exchange rates. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. In addition, the costs associated with developing international sales may not be offset by increased sales in the short term, or at all.

CUSTOMER SERVICE AND SUPPORT

    The Company believes that service and support are critical components of customer satisfaction. The Company maintains and supports products sold directly by the Company to its North American customers, while resellers maintains and provides technical support to their end-user customers. The Company operates a toll-free Technical Service Center "hotline" to provide a full range of telephone support to its North American resellers and to the Company's end-user customers. If an issue cannot be resolved remotely or through product repair and return, the Company or its reseller dispatches a service engineer to the customer site. Internationally, customer service is provided to the end-user by either the Company or local resellers.

    The Company generally warrants its products for 12 months and offers 24-month dataconferencing and 60-month audioconferencing warranties to national accounts. As of December 31, 1996, the Company's warranty expense has not been significant, although the Company may experience higher warranty claims in the future. The Company offers a variety of installation, maintenance and extended warranty services that are fulfilled either directly by the Company or by an authorized reseller.

RESEARCH AND DEVELOPMENT

    The Company believes that its future success depends in part on its ability to continue to enhance its existing products and to develop new products that maintain technological competitiveness. The Company's current development efforts are focused on both the audioconferencing and dataconferencing businesses. In the audioconferencing market, the Company is developing SoundStation product line extensions into the higher and the lower end of the market. In the dataconferencing market, the Company is devoting significant resources to developing enhancements of its ShowStation products. The Company intends to expand upon this new product platform through the development of ShowStation options, upgrades and future product generations. There can be no assurance, however, that these products will be made commercially available as expected or otherwise on a timely and cost-effective basis or that, if introduced, these products will achieve market acceptance. Furthermore, there can be no assurance that these products will not be rendered obsolete by changing technology or new product announcements by other companies.

The Company believes that the structure of its development group represents a significant competitive advantage for the Company. The development staff includes product marketing personnel in order to maintain channel and customer input throughout the development phase. This team structure is the basis for an integrated process designed to enable the Company to develop superior products with minimum time-to-market. Additionally, the development staff focuses on the Company's core technologies and outsources other development tasks such as industrial design. This structure is designed to enable the Company to devote its key resources to technological advancement in its primary areas of business.

    Research and development expenses were approximately $5.5 million, $6.9 million and $7.6 million for the years ended 1994, 1995 and 1996, respectively. The Company believes that significant investments in research and development are required to remain competitive since technological competitiveness is key to its future success. As a consequence, the Company intends to continue to make substantial investments in product and technology development. The Company also intends to continue to drive the adoption of the emerging T.120 protocol and other teleconferencing industry standards.

    The audioconferencing and dataconferencing markets are subject to rapid technological change, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. The Company's ability to remain competitive in this market will depend in significant part upon its ability to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis. The success of the Company in developing new and enhanced products depends upon a variety of factors, including new product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing, assembly and test processes, product performance at customer locations and development of competitive products and enhancements by competitors. The Company is currently engaged in the development of several new products and extensions of the SoundStation and ShowStation products into both the higher and lower ends of the market, and expects to continue to invest significant resources in new product development and enhancements to current and future products. In addition, the Company's introduction of ShowStation and other new products could result in higher warranty claims, product returns and manufacturing, sales and marketing and other expenses that could materially adversely affect the Company's business, financial condition, cash flows or results of operations. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements. The inability of the Company to introduce new products or enhancements on a timely and cost-effective basis that contribute significantly to net revenues could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations. In the past, the Company has experienced delays from time to time in the introduction of certain of its products. In particular, the introduction of ShowStation was delayed by approximately eighteen months from the originally anticipated date of introduction because of unforeseen technical challenges and difficulties in building core technologies and for approximately six weeks in the first quarter of 1996 shipments were interrupted in order to correct software and other technical problems identified by initial customers. In addition, new product or technology introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products or new products. Further, from time to time, the Company may announce new products, capabilities or technologies that have the potential to replace the Company's existing product or future products. There can be no assurance that announcements of product enhancements or new product offerings by the Company or its competitors will not cause customers to defer or stop purchasing the Company's products.

COMPETITION

    The market for teleconferencing products is highly competitive and subject to rapid technological change, regulatory developments and emerging industry standards. The Company expects competition to persist and increase in the future. In the audioconferencing market segment, the Company's major competitors include Coherent Communications Systems Corporation, NEC, Gentner, and other companies that offer lower cost full duplex speakerphones such as U.S. Robotics and Hello Direct, Inc., (one of the Company's resellers). Hello Direct, Inc. offers a competitive product under the Hello Direct name through an OEM relationship with Gentner. Most of these companies have substantially greater financial resources and production, marketing, engineering and other capabilities than the Company with which to develop, manufacture, market and sell their products. In addition, all major telephony manufacturers produce hands-free speakerphone units that are a lower cost, lower quality alternative to the Company's audioconferencing products.

    In the dataconferencing market segment, the Company's major competitors include LiveWorks (a wholly-owned subsidiary of the Xerox Corporation) Microfield Graphics, Inc. and SMART Technologies, Inc., which have substantially greater financial resources and production, marketing, engineering and other capabilities than the Company with which to develop, manufacture, market and sell their products. In addition, in this market segment, videoconferencing, PC-based communications solutions and multimedia presentation products may be an alternative for certain applications.

    The Company believes its ability to compete depends on such factors as reputation, quality, customer support and service, price, features and functions of products, ease of use, reliability, and marketing and distribution channels. The Company believes it competes favorably with respect to each of these factors. There can be no assurance that the Company will be able to compete successfully in the future with respect to any of the above factors.

    The Company expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's existing products and future products. For example, U.S. Robotics introduced an audioconferencing product that is being sold at a price substantially lower than the Company's list price for SoundStation. The Company believes that the possible effects from this new competition may be the reduction in the prices of its products and its other competitors' products or the introduction of additional lower priced competitive products. For example, although such reduction was not in direct response to the introduction of a lower priced audioconferencing product by U.S. Robotics, the Company recently reduced the North American list price of its SoundStation product line by 37% which resulted in lower gross margins. The Company expects this increased competitive pressure may lead to intensified price-based competition, resulting in lower prices and gross margins which would materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully.

MANUFACTURING

    The Company's manufacturing operations consist primarily of materials planning and procurement, test development and manufacturing engineering. The Company subcontracts the manufacture of its SoundStation products to Flextronics International, Ltd., a global third party contract manufacturer. Flextronics is ISO 9002 approved and has British Approvals Board for Telecommunications ("BABT") registration. The Company's products are quality tested by automated test equipment with final functional tests performed on equipment and with processes developed or approved by the Company.

    The Company manufactures its SoundStation, SoundStation Premier and ShowStation product lines at the San Jose, CA facility of Flextronics, a third party contract manufacturer. The Company is currently evaluating the transfer of SoundStation and SoundStation Premier to a lower cost manufacturing region and will likely undertake a transfer of the manufacturing of these product lines during the second and third quarters of 1997. The Company manufactures its SoundPoint product through General Electronics (H.K.) Ltd., a Hong Kong based contract manufacturer. The Company and Flextronics are both located in the San Francisco Bay area, which has in the past and may in the future experience significant, destructive seismic activity that could damage, destroy or disrupt the Company's or Flextronics' manufacturing or other facilities or their respective operations. The Company maintains no earthquake insurance for damages or business interruptions. In the event that the Company or its contract manufactures were to experience financial or operational difficulties that are not covered by insurance, it would adversely affect the Company's results of operations until the Company could establish sufficient manufacturing supply through an alternative source, and the effect of such reduction or interruption in supply on results of operations would be material. The Company believes that there are a number of alternative contract manufacturers that could produce the Company's products, but in the event of a reduction or interruption of supply, for any reason, it would take a significant period of time to qualify an alternative subcontractor and commence manufacturing, which would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

    Certain key components used in the Company's products are currently available from only one source and others are available from only a limited number of sources. Components currently available from only one source include certain key integrated circuits and optical elements. The Company also obtains certain plastic housings, metal castings and other components from suppliers located in Hong Kong and China, and any political or economic instability in that region in the future, including the transfer of authority over Hong Kong in 1997, or future import restrictions, may cause delays or an inability to obtain such supplies. The Company has no supply commitments from its suppliers and generally purchases components on a purchase order basis either directly or through its contract manufacturer. The Company and the Company's contract manufacturer have had limited experience purchasing volume supplies of components for its SoundStation and ShowStation products, and some of the components included in these products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers, and there can be no assurance that the Company will not in the future be subject to component supply allocations that would adversely affect the Company's operating results. In the event that the Company or its contract manufacturer were unable to obtain sufficient supplies of components or develop alternative sources as needed, the Company's operating results could be materially adversely affected. Moreover, operating results could be materially adversely affected by receipt of a significant number of defective components, an increase in component prices or the inability of the Company to obtain lower component prices in response to competitive price reductions.

    Because of the generally short cycle between order and shipment and because the majority of the Company's net revenues in each quarter results from orders booked in that quarter, the Company generally operates with minimal backlog and does not believe it is indicative of future sales levels.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    While the Company relies on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights, the Company believes that factors such as technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. The Company currently has seven United States patents issued covering the SoundStation and ShowStation designs, the concept and function of the ShowStation and certain echo cancellation technology that expire in 2007, 2008, 2011 and 2012. In addition, the Company currently has six United States patents pending, five foreign patents issued, which expire in 2001, 2003, 2010, 2012 and 2017, and fifteen foreign patent applications pending. Polycom and SoundStation are registered trademarks of the Company, and ShowStation is a trademark of the Company in the U.S. and various countries. According to federal and state law, the Company's trademark protection will continue for as long as the Company continues to use its trademark in connection with the products and services of the Company. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which only afford limited protection. There can be no assurance that others will not independently develop similar proprietary information and techniques or gain access to the Company's intellectual property rights or disclose such technology or that the Company can meaningfully protect its intellectual property rights. In addition, there can be no assurance that any patent or registered trademark owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the company, if at all. Furthermore, there can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company. In addition, there can be no assurance that foreign intellectual property laws will protect the Company's intellectual property rights.

    Litigation may be necessary to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity of and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations. There can be no assurance that infringement or invalidity claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition, cash flows and results of operations. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. In addition, the Company could decide to litigate such claims, which could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition, cash flows or results of operations.

    The Company incorporates into its ShowStation products software licensed from third parties, including certain communications software which is licensed from DataBeam Corporation and digitizer and pen software which is licensed from Scriptel Corporation. The DataBeam Corporation license agreement will terminate in March 2001 if either party has given notice at least 90 days prior to that time of its desire to terminate the agreement. The Scriptel agreement terminates June 30, 1998 but may be extended for six month periods upon mutual agreement of the parties. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. The termination or impairment of these software licenses could result in delays or reductions in new product introductions or product shipments until equivalent software could be developed, licensed and integrated, which would materially adversely affect the Company's business, financial condition, cash flows, and results of operations.

EMPLOYEES

    As of December 31, 1996 the Company employed a total of 138 persons, including 56 in sales, marketing and customer support, 44 in product development, 16 in manufacturing and 22 in finance and administration. Of these, five employees were located in the U.K., two were located in Singapore, one was located in Hong Kong and the remainder were located in the United States. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good.

    The Company believes that its future success will depend in part on its continued ability to hire, assimilate and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position or the Company's inability to attract and retain skilled employees, as needed, could materially adversely affect the Company's business, financial condition, cash flows or results of operations.


ITEM 2. PROPERTIES

    The Company's headquarters are located in a 52,000 square foot facility in San Jose, California pursuant to a lease which expires in December 1998. The Company has two options to extend the lease for terms of one (1) year. This facility accommodates corporate administration, research and development, marketing, sales and customer support as well as a new product manufacturing area. The Company also leases, on a short term basis, sales office space in the metropolitan areas of Boston, Chicago, Vienna Virginia, Dallas, New York, London, Munich, Hong Kong and Singapore. The Company believes that its current facilities are adequate to meet its needs for the foreseeable future. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

    The Company commenced litigation against U.S. Robotics on October 27, 1995 in the U.S. District Court, Northern District of California, to protect the Company's intellectual property from infringement resulting from the introduction by U.S. Robotics of a full-duplex speakerphone that has substantially the same physical appearance as the Company's SoundStation product. The Company alleged infringement of the Company's design patent for the SoundStation design as well as infringement of the Company's tradedress, dilution, unfair competition and violation of the Lanham Act. On January 14, 1996, the Company and U.S. Robotics announced that they had resolved their differences in relation to the lawsuit pending between them in a confidential settlement, and have agreed to dismiss the lawsuit and all claims with prejudice.

Any future litigation involving the Company, whether as plaintiff or defendant, regardless of the outcome, may result in substantial costs and expenses to the Company and significant diversion of effort by the Company's technical and management personnel. In addition, there can be no assurance that claims will not be asserted against the Company in any other case and there can be no assurance that litigation, either instituted by or against the Company, will not be necessary to resolve issues that may arise from time to time in the future with other competitors. Furthermore, there can be no assurance that the Company's efforts to protect its intellectual property through litigation will prevent duplication of the Company's technology or products. Any such litigation could have a material adverse effect upon the Company's business, financial condition, cash flows or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of stockholders during the fourth quarter of 1996.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK

    Price Range of Common Stock

    The Company's Common Stock is quoted on the Nasdaq National Market ("Nasdaq") under the symbol "PLCM." Prior to its initial public offering on April 29, 1996, there was no public market for the Company's Common Stock. The following table sets forth the high and low closing sales prices for the Common Stock as reported by Nasdaq for the periods indicated. These prices do not include retail mark-ups, mark-downs or commissions.

         FISCAL YEAR 1996                                     HIGH        LOW
                                                              ----        ---

         Second Quarter (commencing April 30, 1996). . .     10 3/4      6 5/8
         Third Quarter . . . . . . . . . . . . . . . . .      9 1/4      5 5/8
         Fourth Quarter. . . . . . . . . . . . . . . . .     7 3/16      3 3/4

         FISCAL YEAR 1997
         First Quarter (through March 17, 1997). . . . .    5 11/16      3 1/2


    On March 17, 1997, the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $4.00 per share. As of such date, there were approximately 149 stockholders of record for the Company's Common Stock.

    DIVIDEND POLICY

    The Company has never declared or paid any dividends on its capital stock and does not intend to pay any dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, for the growth and development of its business. Any future determination to pay cash dividends will be at the discretion of the Company's Board of Directors and will depend upon the earnings of the Company, its financial condition, capital requirements and such other factors as the Company's Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form10-K. The consolidated statement operations data for the years ended December 31, 1994, 1995 and 1996 and the consolidated balance sheet data at December 31, 1995 and 1996, are derived from, and are qualified by reference to, the consolidated financial statements included elsewhere in this Form 10-K have been audited by Coopers & Lybrand L.L.P. The consolidated balance sheet data at December 31, 1992, 1993 and 1994 and the consolidated statement of operations data for the period from December 13, 1990 (date of inception) to December 31, 1991 and for the years ended December 31, 1992 and 1993 are derived from audited consolidated financial statements which have also been audited by Coopers & Lybrand L.L.P.



SELECTED CONSOLIDATED FINANCIAL DATA




                                                                                 DECEMBER 31,
                                                           -----------------------------------------------
(in thousands, except per share amount)               1992          1993         1994         1995        1996
---------------------------------------
OPERATING DATA:
Net revenues                                          $ 1,398      $ 8,669      $15,025      $24,944      $37,032
Costs and expenses:
  Cost of net revenues                                    840        3,725        6,211       10,859       17,698
  Sales and marketing                                   1,398        2,917        5,307        7,073        9,095
  Research and development                              2,390        4,253        5,527        6,852        7,574
  General and administrative                              595          801        1,140        1,819        2,148
                                                          ---          ---        -----        -----        -----
Operating income (loss)                                (3,825)      (3,027)      (3,160)      (1,659)         517
Taxes, interest and other, net                             84           30          197           57          966
                                                           --           --          ---           --          ---
Net income (loss)                                     $(3,741)     $(2,997)     $(2,963)     $(1,602)      $1,483
                                                      --------     --------     --------     --------      ------
                                                      --------     --------     --------     --------      ------

Net income (loss) per share                            $(1.09)      $(0.79)      $(0.73)      $(0.37)       $0.08

Weighted average common shares and common
share equivalents outstanding                           3,435        3,781        4,054        4,332       18,898


                                                                                 DECEMBER 31,
                                                           -----------------------------------------------
                                                      1992         1993         1994         1995        1996
CONSOLIDATED BALANCE SHEET DATA:                                          (IN THOUSANDS)
Cash, cash equivalents and short-term investments     $ 5,807      $ 8,196      $ 5,792      $ 6,261     $ 19,649
Working capital                                         5,518        8,273        5,442        7,829       27,957
Total assets                                            7,261       11,888       10,778       18,000       37,720
Notes payable, less current portion                       126          494          757        1,178            -
Convertible redeemable preferred stock                 11,347       17,380       17,380       22,360            -
Total stockholders' equity (deficit)                   (5,175)      (8,169)     (11,088)     (12,640)      31,221

 (1) For an explanation of shares used in computing pro forma net income (loss) per share, see Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

    Polycom was incorporated in December 1990 to develop, manufacture, and market audioconferencing and dataconferencing products that facilitate meetings at a distance. The Company was engaged principally in research and development from inception through September 1992, when it began volume shipments of its first audioconferencing product, SoundStation. The Company began selling SoundStation internationally in January 1993. The Company commenced shipments domestically of an enhanced version of this product, SoundStation EX, in March 1994 and commenced international shipments in November 1994. In September 1996, the Company introduced the first of its desktop audioconferencing products, SoundPoint. In November 1996, the Company began shipping its new, premium audioconferencing product, SoundStation Premier. Through December 31, 1996, the Company derived a substantial majority of its net revenues from sales of its SoundStation products. The Company began customer shipments of its first dataconferencing product, ShowStation, in November 1995. The Company anticipates that sales of its SoundStation product line will continue to account for a substantial majority of net revenues at least through the year ending December 31, 1997. Any factors adversely affecting the demand or supply for the SoundStation product line could materially adversely affect the Company's business, financial condition, cash flows, or results of operations.

    In January 1997, the Company announced plans to divisionalize the Company along the two lines of business, audioconferencing and dataconferencing. The Company named a general manager for each division and formally restructured the Company's research and development organization into two separate divisions, reporting to the business' general manager. Business unit alignments were also made in the Company's sales, marketing, and general and administrative organizations.

    From inception through the nine month period ended September 30, 1995, the Company incurred losses from operations, primarily as a result of its investments in the development of its products and the expansion of its sales and marketing, manufacturing, and administrative organizations. The Company achieved profitability in the fourth quarter of 1995, but has generated only a small operating income in each quarter through the fourth quarter of 1996. The Company intends to continue to invest significantly in research and development, and plans to operate with an operating loss or break-even results through the third quarter of 1997. There can be no assurance that the Company will achieve its operating plans or achieve profitable operations in any subsequent period. The Company's net revenues have grown primarily through new product introduction, increased market acceptance of its established audioconferencing product line, and, to a lesser extent, through the expansion of the Company's North American and international distribution networks. While the Company has experienced growth in net revenues in recent quarters, it does not believe that the historical growth rates in net revenues, its historical gross margin levels, or its historical declines in operating expenses as a percentage of net revenues, will be sustainable or indicative of future operating results. For example, the Company believes that the 37% price reduction in the list price of its SoundStation product line, effective December 1996 for resellers and January 1997 for end user customers, negatively impacted the Company's net revenues and gross margins in the fourth quarter of 1996 and will continue to negatively impact net revenues and gross margins in 1997. The Company expects that gross margins will continue to decline significantly in the future as a result of several factors, including low to negative gross margins for the Company's first-generation ShowStation dataconferencing products, the 37% reduction in the list price of the SoundStation product line, the introduction of the lower margin SoundPoint desktop product line, and continuing competitive price pressure in the audioconferencing and dataconferencing markets. Although price reductions have been driven by competitive price pressures and the Company's desire to expand the market for its products, and the Company expects that in the future it may further reduce prices or introduce new products that carry lower margins in order to further expand the market or to respond to competitive pricing pressures, there can be no assurance that such actions by the Company will expand the market for its products or be sufficient to meet competitive pricing pressures. In addition, the Company's limited operating history and limited resources, among other factors, make the prediction of future operating results difficult if not impossible.

    This Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Other Factors Affecting Future Operations."

RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of net revenues, consolidated statement of operations data for the periods indicated.

                                                      YEAR ENDED DECEMBER 31,
                                                     ------------------------
                                                     1994      1995      1996
                                                     ----      ----      ----
Net revenues . . . . . . . . . . . . . . . . . . .    100%      100%      100%
Cost of net revenues . . . . . . . . . . . . . . .     41        44        48
                                                     ----      ----      ----
   Gross profit. . . . . . . . . . . . . . . . . .     59        56        52
                                                     ----      ----      ----
Operating expenses:
 Sales and marketing . . . . . . . . . . . . . . .     35        28        25
 Research and development. . . . . . . . . . . . .     37        28        20
 General and administrative. . . . . . . . . . . .      8         7         6
                                                     ----      ----      ----
   Total operating expenses. . . . . . . . . . . .     80        63        51
                                                     ----      ----      ----
Operating income (loss). . . . . . . . . . . . . .    (21)       (7)        1
Interest income, net . . . . . . . . . . . . . . .      1         1         2
Litigation settlement income, net. . . . . . . . .     --        --         1
Other income (expense) . . . . . . . . . . . . . .     --        --        --
                                                     -----     -----     -----
Income (loss) before provision for income taxes. .    (20)       (6)        4
Provision for income taxes . . . . . . . . . . . .     --        --        --
                                                     -----     -----     -----
Net income (loss). . . . . . . . . . . . . . . . .    (20)%      (6)%       4%
                                                     -----     -----     -----
                                                     -----     -----     -----


The following table sets forth net revenues, by line of business, for the periods indicated (amounts in thousands.)


Audioconferencing:
Net revenues . . . . . . . . . . . . . . . . . . .   $15,025    $23,814    $32,242
Cost of net revenues . . . . . . . . . . . . . . .     6,211      9,906     12,629
                                                     -------    -------    -------
   Gross profit. . . . . . . . . . . . . . . . . .    $8,814    $13,908    $19,613
                                                     -------    -------    -------
                                                     -------    -------    -------
   Gross margin. . . . . . . . . . . . . . . . . .       59%        58%        61%

Dataconferencing:
Net revenues . . . . . . . . . . . . . . . . . . .       n/a     $1,130     $4,790
Cost of net revenues . . . . . . . . . . . . . . .       n/a        953      5,069
                                                         ---     ------    -------
   Gross profit                                          n/a       $177      $(279)
                                                                -------    -------
                                                                -------    -------
   Gross margin. . . . . . . . . . . . . . . . . .                  16%        (6)%


    NET REVENUES. The Company's net revenues increased 66% from $15.0 million in 1994 to $24.9 million in 1995 and increased 49% to $37.0 million in 1996. Net revenues increased in each period primarily due to increased unit sales, resulting primarily from new product introductions and the increased market acceptance of the Company's audioconferencing product line, and, to a lesser extent, through the expansion of the Company's North American and international distribution networks, offset in part by a decline in the list price of its SoundStation products. The Company reduced the list price for its SoundStation products three separate times, effective July 1, 1994, January 1, 1996, and January 1, 1997, and expects increased competitive pressure to lead to intensified price-based competition, resulting in lower prices that could materially adversely affect the Company's net revenues. During 1996, the Company derived a substantial majority of its net revenues from sales of its SoundStation product family. ConferTech International, Inc. accounted for 14% and 11% of net revenues in 1994 and 1995, respectively, and 2Confer/Mutare, Inc. accounted for 11% of net revenues in 1994. No other customer or reseller accounted for more than 10% of the Company's net revenues during the periods indicated and no customer or reseller accounted for more than 10% of net revenues in 1996. International net revenues accounted for 23%, 24%, and 23% of total net revenues for 1994, 1995, and 1996, respectively. See Note 13 of Notes to Consolidated Financial Statements for business segment information. The reduction in the percentage of international net revenues for 1996 from 1995 resulted from initial sales of the SoundPoint and SoundStation Premier product families, which were introduced first in North America. The Company anticipates that international sales will continue to account for a significant portion of total net revenues for the foreseeable future. However, international net revenues may fluctuate in the future as the Company introduces new products, since the Company expects to initially introduce such products in North America and also because of the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent the Company is unable to expand international sales in a timely and cost-effective manner, the Company's business, financial condition, or results of operations could be adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. To date, a substantial majority of the Company's international sales have been denominated in U.S. currency; however, the Company expects that in the future more international sales may be denominated in local currencies.

    Net revenues by division: The Company's audioconferencing net revenues increased 58% from $15.0 million in 1994 to $23.8 million in 1995 and increased 35% to $32.2 million in 1996. The Company's dataconferencing net revenues increased 336% from $1.1 million in 1995 to $4.8 million in 1996. The Company's first dataconferencing products began shipping in November 1995 and did not have any net revenues prior to this time.

    GROSS PROFIT. Cost of net revenues consists primarily of manufacturing costs of the Company and the Company's contract manufacturer, warranty expense, and allocation of overhead expenses. Gross margin represented 59%, 56%, and 52% of net revenues for 1994, 1995, and 1996, respectively. The decrease in gross margins for 1995 and for 1996 was principally due to the shift in product mix from the higher margin SoundStation product family to the lower margin ShowStation and, in 1996, the SoundStation Premier and SoundPoint product family introductions. The audioconferencing gross margin was positively impacted by cost reductions in the manufacturing cost of the SoundStation product line, partially offset by the negative impact of the reduction in the price of the Company's SoundStation product line announced in the first quarter of 1996 and the price reduction of the SoundStation product line to the resellers in December 1996. Gross margins on the dataconferencing product line were negatively impacted by manufacturing start-up costs associated with the launch of the ShowStation product in 1995 through mid-1996, at which point the manufacture of the product was transferred to the Company's contract manufacturer. Gross margins on the dataconferencing product line were also negatively impacted by the lower than planned unit volume and significant manufacturing variances through the fourth quarter of 1996. The Company expects that gross margins will continue to decline significantly in the future as a result of several factors, including low to negative gross margins for the Company's dataconferencing products during the manufacturing ramp-up of the first-generation ShowStation products, the 37% reduction in the list price of the SoundStation product line, the introduction of the lower margin SoundPoint desktop product line, and continuing competitive price pressure in the audioconferencing and dataconferencing markets. The Company's historical price reductions have been driven by competitive price pressures and the Company's desire to expand the market for its products, and the Company expects that in the future it may further reduce prices or introduce new products that carry lower margins in order to further expand the market or to respond to competitive pricing pressures, although there can be no assurance that such actions by the Company will expand the market for its products or be sufficient to meet competitive pricing pressures. In the future, gross margin may be affected by price competition and changes in unit volume, product cost, and warranty expenses. Gross margin may also be impacted by the mix of distribution channels used by the Company, the mix of products sold, and the mix of international versus North American revenues. The Company typically realizes higher gross margin on direct sales than on sales through indirect channels and higher gross margin on international revenues than on North American revenues. If sales through resellers, especially OEMs, increase as a percentage of total revenues, the Company's gross margin will be adversely impacted.

    Gross profit by division: The Company's audioconferencing gross margin represented 59%, 58%, and 61% of net revenues for 1994, 1995, and 1996, respectively. The Company's dataconferencing gross margin represented 16% and
(6)% of net revenues for 1995 and 1996, respectively. The Company's first dataconferencing products began shipping in November 1995 and did not have any cost of net revenues prior to this time.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses, allocation of overhead expenses, and customer service and support costs. Sales and marketing expenses were $5.3 million, $7.1 million, and $9.1 million for 1994, 1995, and 1996, respectively, representing 35%, 28%, and 25% of net revenues for each respective period. The increase in absolute dollars in each of these periods was primarily related to the expansion of the Company's sales and marketing organization, particularly the increase in the direct sales and associated costs, and increased commission expenses related to higher sales volumes and the launch of the Company's dataconferencing business. The Company expects to continue to increase its sales and marketing expenses in absolute dollar amounts in an effort to expand North American and international markets, market new products, and establish and expand distribution channels. In particular, due to the innovative nature of the ShowStation products, the Company incurred significant expenses during 1996 to develop a worldwide sales presence for the ShowStation product and believes it will be required to incur significant additional expenses for sales and marketing, including advertising, to educate potential customers as to the desirability of ShowStation. In addition, the Company is continuing to invest in the market launch of its new SoundPoint and SoundStation Premier product lines. In order to improve its sales processing systems, the Company plans to make a significant investment to implement a new sales and service information system over the next two fiscal years.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation costs, consulting fees, allocation of overhead expense, supplies, depreciation of equipment, and product marketing expenses. Research and development expenses were $5.5 million, $6.9, million and $7.6 million for 1994, 1995, and 1996, respectively, representing 37%, 28%, and 20% of net revenues for each respective period. The increase in dollar amount in research and development expenses in each of these periods was primarily attributable to increased staffing and associated support required to expand and enhance the Company's dataconferencing and audioconferencing product lines. As of December 31, 1996, all research and development costs have been expensed as incurred. The Company believes that technological leadership is critical to its success and is committed to continuing a high level of research and development, especially in the development of the planned, next generation ShowStation product. As a consequence, the Company intends to significantly increase the absolute amount of its research and development expenses in the future.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of compensation costs, allocation of overhead expense, and outside legal and accounting expenses. General and administrative expenses were $1.1 million, $1.8 million, and $2.1 million for 1994, 1995, and 1996, respectively, representing 8%, 7%, and 6% of net revenues for each respective period. The increase in dollar amount in each period was primarily due to increased staffing to support the Company's growth and, during 1996, to costs related to the patent litigation. The Company believes that its general and administrative expenses will increase in absolute dollar amounts in the future primarily as a result of expansion of the Company's administrative staff and costs related to being a public company.

    INTEREST INCOME, NET. Interest income consists of interest earned on the Company's cash equivalents and short-term investments, net of interest expense for the Company's bank debt facilities. Interest income, net was $175,000, $189,000, and $784,000 for 1994, 1995, and 1996, respectively, representing 1%, 1%, and 2% of net revenues for each respective period. The increase in interest income, net in 1996 over the prior two years was primarily due to the increase in the Company's cash equivalents and short-term investments resulting from the Company's initial public offering.

    PROVISION FOR INCOME TAXES. The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The Company incurred a net loss and consequently paid no federal or state income taxes in either 1994 or 1995. In 1996 the Company provided for income tax of $108,000 for federal and certain foreign alternative minimum taxes. As of December 31, 1996, the Company had approximately $6.4 million in federal net operating loss carryforwards and $790,000 in federal tax credit carryforwards. The future utilization of the Company's net operating loss carryforwards may be subject to certain limitations upon certain changes in ownership. The Company believes that its initial public offering on April 29, 1996, triggered a change in ownership pursuant to the Internal Revenue Code of 1986, as amended, such that the annual limitation for utilization of federal net operating loss carryforwards is approximately $7.1 million.

    The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced. See Note 11 of Notes to Consolidated Financial Statements.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

    The Company's operating results have fluctuated in the past and may fluctuate in the future as a result of a number of factors, including market acceptance of the ShowStation products and other new product introductions and product enhancements by the Company or its competitors, the prices of the Company's or its competitors' products, the mix of products sold, the mix of products sold directly and through resellers, fluctuations in the level of international sales, the cost and availability of components, manufacturing costs, the level of warranty claims, changes in the Company's distribution network, the level of royalties to third parties, and changes in general economic conditions. In addition, competitive pressure on pricing in a given quarter could adversely affect the Company's operating results for such period, and such price pressure over an extended period could materially adversely affect the Company's long-term profitability. The Company's reductions in the list price of its SoundStation products has had a negative impact on net revenues and gross margin. The Company also expects that gross margin will continue to decline as a result of such price reductions and several other factors, including lower gross margin for the Company's dataconferencing products as well as continuing competitive price pressure in the audioconferencing market. The Company's ability to maintain or increase net revenues will depend upon its ability to increase unit sales volumes of its SoundStation, SoundStation Premier, and SoundPoint families of audioconferencing products, and the dataconferencing line of products, currently comprised of the ShowStation product, and upon any new products or product enhancements. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, introduce and sell new products, or reduce its costs as a percentage of net revenues. The
Company typically ships products within a short time after receipt of an order, does not usually have a significant backlog, and has significant backlog fluctuations from period to period. As a result, backlog at any point in time is not a good indicator of future net revenues and net revenues for any particular quarter cannot be predicted with any degree of accuracy. Accordingly, the Company's expectations for both short- and long-term future net revenues are based in large part on its own estimate of future demand and not on firm customer orders. In addition, the Company has in the past received orders and shipped a substantial percentage of the total products sold during a particular quarter in the last several weeks of the quarter. In some cases, these orders have consisted of distributor stocking orders and the Company has from time to time provided special incentives for distributors to purchase more than the minimum quantities required under their agreements with the Company. Therefore, the Company has been uncertain, even during most of the quarter, what level of revenues it will achieve in the quarter and the impact that distributor stocking orders will have on orders and gross margins in that quarter and subsequent quarters. In addition, because a substantial percentage of product sales occur at the end of the quarter, product mix and therefore gross margins for the quarter are difficult to predict. The Company anticipates that this pattern of sales will continue in the future. Expense levels are based, in part, on these estimates and, since the Company is limited in its ability to reduce expenses quickly if orders and net revenues do not meet expectations in a particular period, operating results would be adversely affected. In addition, a seasonal demand may develop for the Company's products in the future. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $9.5 million, short-term investments of $10.1 million, and a $4.0 million revolving bank line of credit from Silicon Valley Bank (of which $3.3 million was available as of December 31, 1996) which expires on April 15, 1997. The Company is negotiating an extension term to the line of credit although there can be no assurance that the Company will be successful in extending the term of the line of credit. The line of credit was modified in December 1995 and currently provides for borrowings up to the lesser of (i) $4.0 million, or (ii) the sum of 80% of eligible domestic and government accounts receivable and 50% of eligible foreign accounts receivable minus the sum of the aggregate outstanding face amount of all letters of credit issued under the line. Eligible accounts receivable are defined as receivables outstanding less than 90 days. Borrowings under the line bear interest at the bank's prime rate plus 1.0% (9.25% at December 31, 1996), and are collateralized by substantially all of the Company's assets. The line of credit facility contains provisions that require the maintenance of certain financial ratios and profitability requirements. As of December 31, 1996, the Company was in compliance with these covenants. See Note 8 of Notes to Consolidated Financial Statements.

    The Company used cash in operating activities totaling $2.3 million, $3.3 million, and $2.3 million for the years ended 1994, 1995, and 1996, respectively. The use of cash in 1994 and 1995 was primarily attributable to operating losses and increased levels of accounts receivable and inventories, partially offset by an increase in accounts payable and accrued liabilities. The use of cash in 1996 was attributable to increased levels of accounts receivable and inventories, partially offset by an increase in accounts payable and accrued liabilities. The increase in accounts receivable in 1994 and 1995 was primarily due to increased revenues. In addition, the 1995 and 1996 increase in accounts receivable was impacted by the concentration of sales late in the quarter resulting from a number of factors, including the Company's decision to interrupt shipments of ShowStation products for a six-week period, delays in the production and shipment of SoundStation products during the Company's transition to a new contract manufacturer in 1995 and the introduction of the SoundStation Premier in the fourth quarter of 1996. Inventories increased in each of the last three years as the Company built up its finished goods inventory of its audioconferencing product lines to support increased sales levels and its raw materials inventory in support of the introduction and launch of the dataconferencing product line and the transfer of the SoundStation product line manufacturing to Flextronics in the first quarter of 1996. The increase in provision for excess and obsolete inventories in 1996 was directly related to increased inventory levels.

    The Company used $41,000, $3.5 million, and $9.1 million of net cash in investing activities during 1994, 1995, and 1996, respectively, to purchase property and equipment and during 1995 and 1996 to purchase short-term investments. Financing activities provided $4.5 million and $17.4 million of net cash during 1995 and 1996, respectively, due primarily to the issuance of Preferred Stock in 1995 and the issuance of Common Stock in the Company's initial public offering in 1996. Financing activities used $28,000 in 1994 due primarily to the repayment of notes payable and capital lease obligations, offset in part by the issuance of notes payable.

    The Company has no material commitments other than obligations under its revolving bank line of credit facility and operating leases. The Company estimates that 1997 capital expenditures will be approximately $4.5 million. See Notes 7 and 8 of Notes to Consolidated Financial Statements.

    The Company may in the future require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive. The Company's future liquidity and cash requirements will depend on numerous factors, including introduction of new products and potential product family or technology acquisitions.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements and Supplementary Data of the Company required by this item are set forth at the pages indicated at Item 16(a).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) EXECUTIVE OFFICERS

The executive officers of the Company, and their ages as of December 31, 1996, are as follows:


    NAME                      AGE                      POSITION
    ----                      ---                      --------
Brian L. Hinman. . . . . .    35   Chief Executive Officer and Chairman of the Board of Director
Robert C. Hagerty. . . . .    44   President, Chief Operating Officer and Director
Michael R. Kourey. . . . .    37   Vice President, Finance and Administration, Chief
                                   Financial Officer, and Secretary
Ardeshir Falaki. . . . . .    38   Vice President Engineering - Dataconferencing
Alan D. Hagedorn . . . . .    48   Vice President Manufacturing
Robert A. Lien (1) . . . .    47   Vice President Worldwide Sales and Service
Gilbert J. Pearson . . . .    48   Vice President Engineering - Audioconferencing
------------------


(1) Robert A. Lien succeeded Evan J. McDowell, who left the Company in January 1997.

    BRIAN L. HINMAN is a founder of the Company and serves as the Chief Executive Officer and as Chairman of the Board of Directors. Mr. Hinman co-founded PictureTel, a leading manufacturer of videoconferencing equipment, in August 1984. At PictureTel, he served as the Vice President of Engineering from August 1984 until January 1991 and as a member of the Board of Directors from August 1984 to December 1989. He is a co-founder and director of the International Multimedia Teleconferencing Consortium, Inc. which is dedicated to the International Telecommunications Union standards of H.320 and T.120 for video and dataconferencing. Mr. Hinman holds seven U.S. patents in the teleconferencing field. Mr. Hinman also holds a B.S.E.E. from the University of Maryland and an S.M.E.E. from Massachusetts Institute of Technology.

     ROBERT C. HAGERTY joined the Company in January 1997 and serves as the President and Chief Operating Officer and as a member of the Board of Directors. Prior to joining Polycom, Mr. Hagerty served as President of Stylus Asset, Ltd., a document management company from November 1995 to December 1996. From July 1993 to October 1995, Mr. Hagerty served in various executive management positions of Logitech, Inc. Prior to that time, Mr. Hagerty served in various executive management positions at Conner Peripherals, Inc., Ampex Corporation, and Digital Equipment Corporation. Mr. Hagerty holds a B.S. in Operations Research and Industrial Engineering from the University of Massachusetts, Amherst and an M.A. in Management from St. Mary's College of California.

    MICHAEL R. KOUREY joined the Company in July 1991 and served as the Company's Vice President, Finance and Operations until January 1995. Mr. Kourey assumed the offices of Secretary in June of 1993 and served as Treasurer from June 1993 until March of 1997. Since January 1995, he has served as Vice President, Finance and Administration and Chief Financial Officer of the Company. Prior to joining Polycom, Mr. Kourey was employed by Verilink Corporation, a supplier of T1 nodal connecting telecommunications equipment, where he served as the Vice President of Operations from July 1990 to May 1991 and the Director of Materials from April 1989 to June 1990. From January 1984 to April 1989, he served in various manufacturing management positions at David Systems, Inc., a voice and data communications equipment company. Mr. Kourey holds a B.S. in Managerial Economics from the University of California, Davis and an M.B.A. from the University of Santa Clara.

    ROBERT A. LIEN joined the Company in December 1991, and served as the Company's Director, North American Sales until September 1994. In September 1994, Mr. Lien was named Vice President, North American Sales. Since January 1997, Mr. Lien has served as Vice President, Worldwide Sales and Service. From March 1989 to December 1991, Mr. Lien served as the Director of Sales for Boston Technology. Prior to that time, Mr. Lien held various sales management positions at telecommunications and computer companies. Mr. Lien holds a B.S.E.E. from the University of Minnesota.

    ARDERSHIR FALAKI joined the Company in April 1996, as Vice President, Dataconferencing Engineering. From March 1988 to April 1996, Mr. Falaki served in various engineering management roles at PictureTel Corporation, including the position of Director, Performance Products, Group Systems Division. Prior to joining PictureTel, Mr. Falaki held engineering management positions at Siemens AG. Mr. Falaki holds a B.S.E.E. from Northeastern University and an M.S.E.E. from the University of Massachusetss, Dartmouth.

    GILBERT J. PEARSON joined the Company in February 1994, and served as the Company's Manager of Audio systems until December 1994. In December 1994, Mr. Pearson was named Director Hardware Development until January 1997. In January 1997, Mr. Pearson was named Vice President, Audioconferencing Engineering. From September 1987 to June 1990, Mr. Pearson served as the Director of Engineering and Vice President/General Manager of Harris Corporation, Video Systems Operation. From October 1981 to July 1986, Mr. Pearson was employed by Compression Labs, Inc., a leading videoconferencing equipment supplier, where he served as Vice President of Engineering. Mr. Pearson holds a B.S.E.E. from the University of Adelaide, Australia.

    ALAN D. HAGEDORN joined the Company in September 1996 as the Vice
President, Manufacturing. Prior to Polycom, Mr. Hagedorn served as the Vice President of Manufacturing at Amati Communications, Inc. from February 1995 to September 1996. From September 1988 to February 1995, Mr. Hagedorn was employed by Network Computing Devices, Inc. where he served as Vice President of Manufacturing. Mr. Hagedorn holds a B.A. in Management from California State University, Fullerton.

(b) DIRECTORS - The information required by this item is included in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT

    The information required by this item is included under the captions "Ownership of Securities" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is included under the captions "Certain Transactions"" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

                                       PART IV
ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K.

(a) The following documents are filed as part of this Report:

    1.   Financial Statements.
                                                                            PAGE
         Report of Coopers & Lybrand L.L.P., Independent Accountants. . . . F-1
         Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . F-2
         Consolidated Statements of Operations. . . . . . . . . . . . . . . F-3
         Consolidated Statements of Stockholders' Equity (Deficit). . . . . F-4
         Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . F-5
         Notes to Consolidated Financial Statements . . . . . . . . . . . . F-6

    2. Financial Statement Schedule. The following Financial Statement Schedule of the Registration is filed as part of this Report:

         Schedule II - Valuation and Qualifying Accounts.

         Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

    3.   Exhibits.

         The following Exhibits are filed as part of, or incorporated by reference into, this Report:

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
      1.1(1)       Form of Underwriting Agreement.
      3.1(1)       Restated Certificate of Incorporation of the Registrant, as
                   currently in effect.
      3.2(1)       Form of Amended and Restated Certificate of Incorporation to
                   be filed prior to the closing of the  offering made pursuant to this Registration Statement.
      3.3(1)       Bylaws of the Registrant, as amended and currently in effect.
      3.4(1)       Form of Amended and Restated Bylaws to be effective upon the effectiveness of this Registration Statement.
      4.1(1)       Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
      4.2(1)       Specimen Common Stock certificate.
      4.3(1)       Amended and Restated Investor Rights Agreement, dated May 17,
                   1995, among the Registrant and the Investors named therein.
      5.1(1)       Opinion of Brobeck, Phleger & Harrison LLP regarding the
                   legality of the securities being issued.
     10.1(1)       Form of Indemnification Agreement entered into between the
                   Registrant and each of its directors and officers.
     10.2(1)       The Registrant's 1991 Stock Option Plan and forms of
                   agreements thereunder.
     10.3(1)       The Registrant's 1996 Stock Incentive Plan and forms of
                   agreements thereunder.
     10.4(1)       The Registrant's Employee Stock Purchase Plan and forms of agreements thereunder.
     10.5(1)       Lease Agreement by and between the Registrant and Orchard
                   Investment Company Number 701 dated June 24, 1993, as amended, regarding the space located at 2584 Junction Avenue.

     10.6(2)       Amended and Restated Development, Volume Purchase and
                   Distribution Agreement, dated December 22, 1995, by and
                   between PictureTel Corporation and Polycom, Inc.
  10.7(1)(2)       Sublicense Agreement, dated March 31, 1994, by and between
                   DataBeam Corporation and Polycom, Inc.
  10.8(1)(2)       Amended and Restated General Distribution Agreement, dated
                   February 14, 1996, by and between DataBeam Corporation and
                   Polycom, Inc.
  10.9(1)(2)       Manufacturing Agreement, dated December 14, 1995, by and
                   between Polycom, Inc. and Flextronics Technologies, Inc.
  0.10(1)(2)       Volume Purchase Agreement, dated March 1, 1994, as amended, by and between Scriptel Corporation and Polycom, Inc.
  0.11(1)(2)       Volume Purchase Agreement, dated March 29, 1996, by and
                   between Scriptel Corporation and Polycom, Inc.
    10.12(1)       Stock Pledge Agreement and Note Secured by Stock Pledge
                   Agreement, each dated June 9, 1995, by and between Polycom,
                   Inc. and Patrick P. Day.
    10.13(1)       Series D Preferred Stock Purchase Agreement and Amended and
                   Restated Investor Rights Agreement dated May 17, 1995.
        11.1       Computation of Earnings Per Share.
     21.1(1)       Subsidiaries of the Registrant.
     24.1(1)       Power of Attorney.
        27.1       Financial Data Schedule.

(1) Previously filed.
(2) Confidential treatment requested as to certain portions of these documents.

(b) REPORTS ON FORM 8-K.

A report on Form 8-K was filed on May 14, 1996, regarding the Company v. U.S. Robotics.

A report on Form 8-K was filed October 22, 1996, regarding changes in the Company's engineering management.

A report on Form 13-D was filed on December 3, 1996, regarding the open market purchase of Company stock by certain Company executives.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on this 26th day of March, 1997.

                                       POLYCOM, INC.


                                       By:  /S/ Michael R. Kourey
                                            -----------------------------------
                                            Michael R. Kourey

                                            Vice President, Finance and
                                            Administration, Chief Financial
                                            Officer and Secretary

                                  POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

    That the undersigned officers and directors of Polycom, Inc., a Delaware corporation, do hereby constitute and appoint Brian L. Hinman and Michael R. Kourey, and each of them, the lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

    IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

    Pursuant to the requirements of the Securities Act of 1934, as amended, this Form 10K has been signed below by the following persons in the capacities and on the dates indicated.




Signature                         Title                                        Date
---------                         -----                                        ----

/s/ Brian L. Hinman               Chief Executive Officer                      March 26, 1997
------------------------------    and Chairman of the Board of
Brian L. Hinman                   Director (Principal Executive Officer)

/s/ Robert C. Hagerty             President, Chief Operating Officer           March  26, 1997
------------------------------    and Director
Robert C. Hagerty

/s/ Michael R. Kourey             Vice President, Finance and                  March  26, 1997
------------------------------    Administration, Chief Financial
Michael R. Kourey                 Officer and Secretary (Principal
                                  Financial and Accounting Officer)

/s/ Bandel Carano                 Director                                     March  26, 1997
------------------------------
Bandel Carano

/s/ Stanley J. Meresman           Director                                     March  26, 1997
------------------------------
Stanley J. Meresman

/s/ John P. Morgridge             Director                                     March  26, 1997
------------------------------
John P. Morgridge

/s/ James R. Swartz               Director                                     March  26, 1997
------------------------------
James R. Swartz


                          REPORT OF INDEPENDENT ACCOUNTANTS



    In connection with our audits of the consolidated financial statements of Polycom, Inc. and subsidiary as of December 31, 1996, 1995 and 1994, and for each of the three years in the period ended December 31, 1996, which financial statements are included in this Annual Report on Form 10-K, we have also audited the financial statements schedule listed in Item 16(a) herein.

    In our opinion, the financial statement schedule, when considered in relation to the basis financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.
San Jose, California
January 24, 1997

                                     SCHEDULE II


                                    POLYCOM, INC.
                          VALUATION AND QUALIFYING ACCOUNTS
                                    (IN THOUSANDS)

                                               BALANCE AT                             BALANCE AT
                                               BEGINNING                                END OF
                    DESCRIPTION                OF PERIOD   ADDITIONS   DEDUCTIONS (A)   PERIOD
                    -----------                ---------   ---------   --------------   ------
Allowance for doubtful accounts receivable:
Year ended December 31, 1994
  Allowance for Doubtful Accounts. . . . . .     $103         $102          $(5)         $200
  Provision for Obsolete Inventory . . . . .      $61          $77         $(38)         $100

Year ended December 31, 1995
  Allowance for Doubtful Accounts. . . . . .     $200         $255          $(7)         $448
  Provision for Obsolete Inventory . . . . .     $100         $561        $(316)         $345

Year ended December 31, 1996
  Allowance for Doubtful Accounts. . . . . .     $448           $1          $(1)         $443
  Provision for Obsolete Inventory . . . . .     $345         $560        $(184)         $721


(A) Uncollectible accounts written-off or disposal of unusable or damaged raw materials.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
Polycom, Inc.:

We have audited the accompanying consolidated balance sheets of Polycom, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polycom, Inc. and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.

San Jose, California
January 24, 1997


                                       F1

                                  POLYCOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                      ____

                                                                                   December 31,
                                                                             -----------------------
                              ASSETS                                           1996           1995
                                                                             --------       --------
Current assets:
     Cash and cash equivalents                                               $  9,548       $  3,539
     Short-term investments                                                    10,101          2,722
     Accounts receivable, net of allowance for doubtful
       accounts of $443 and $448 in 1996 and 1995, respectively                 6,965          3,171
     Inventories                                                                7,458          5,308
     Prepaid expenses and other current assets                                    384            191
                                                                             --------       --------

          Total current assets                                                 34,456         14,931

Fixed assets, net                                                               3,164          2,970
Deposits and other assets                                                         100             99
                                                                             --------       --------

             Total assets                                                    $ 37,720       $ 18,000
                                                                             --------       --------
                                                                             --------       --------

               LIABILITIES, CONVERTIBLE REDEEMABLE
                PREFERRED STOCK AND STOCKHOLDERS'
                         EQUITY (DEFICIT)

Current liabilities:
     Notes payable                                                           $      -       $  1,485
     Accounts payable                                                           4,307          3,852
     Accrued payroll and related liabilities                                      880            777
     Other accrued liabilities                                                  1,312            988
                                                                             --------       --------

             Total current liabilities                                          6,499          7,102

Notes payable, less current portion                                                 -          1,178
                                                                             --------       --------

Total liabilities                                                               6,499          8,280
                                                                             --------       --------

Commitments (Note 7).

Convertible redeemable preferred stock:
     Series A through D, $.001 par value:
          Authorized:  none in 1996 and 13,200,244 shares in 1995
          Issued and outstanding:  none in 1996 and 13,069,857
            shares in 1995 (Liquidation value:  $22,462)                            -         22,360
                                                                             --------       --------
     Stockholders' equity (deficit):
     Preferred stock, $.001 par value:
          Authorized:  5,000,000 shares
          Issued and outstanding:  none in 1996 and 1995                            -            -
     Common stock, $0.0005 par value:
          Authorized:  50,000,000 shares in 1996 and 20,000,000
            shares in 1995
          Issued and outstanding:  19,144,058 shares in 1996
            and 3,670,046 in 1995                                                  10              2
     Additional paid-in capital                                                42,521            285
     Notes receivable from stockholders                                           (29)          (163)
     Accumulated deficit                                                      (11,281)       (12,764)
                                                                             --------       --------


             Total stockholders' equity (deficit)                              31,221        (12,640)
                                                                             --------       --------

                Total liabilities, convertible redeemable
                  preferred stock and stockholders' equity (deficit)         $ 37,720       $ 18,000
                                                                             --------       --------
                                                                             --------       --------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                       F2

                                  POLYCOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                      ____

                                                      Year Ended December 31,
                                               --------------------------------
                                                 1996        1995        1994
                                               --------    --------    --------
Net revenues                                   $ 37,032    $ 24,944    $ 15,025
Cost of net revenues                             17,698      10,859       6,211
                                               --------    --------    --------

     Gross profit                                19,334      14,085       8,814
                                               --------    --------    --------

Operating expenses:

     Sales and marketing                          9,095       7,073       5,307
     Research and development                     7,574       6,852       5,527
     General and administrative                   2,148       1,819       1,140
                                               --------    --------    --------

          Total operating expenses               18,817      15,744      11,974
                                               --------    --------    --------

          Operating income (loss)                   517      (1,659)     (3,160)

Interest income                                     884         361         283
Interest expense                                   (100)       (172)       (108)
Litigation settlement income, net                   303           -           -
Other income (expense)                              (13)       (132)         22
                                               --------    --------    --------

          Income (loss) before
          provision for income taxes              1,591      (1,602)     (2,963)

Provision for income taxes                          108           -           -
                                               --------    --------    --------

             Net income (loss)                 $  1,483    $ (1,602)   $ (2,963)
                                               --------    --------    --------
                                               --------    --------    --------

Net income (loss) per share                    $   0.08    $  (0.37)   $  (0.73)
                                               --------    --------    --------
                                               --------    --------    --------

Shares used in per share calculation             18,898       4,332       4,054
                                               --------    --------    --------
                                               --------    --------    --------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                       F3

                                  POLYCOM, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (in thousands, except share data)
                                      ____



                                                                                       Notes
                                                   Common Stock       Additional    Receivable
                                                 ------------------    Paid-In         from       Accumulated
                                                 Shares      Amount    Capital     Stockholders     Deficit       Total
                                                 ------      ------   ----------   ------------   -----------     -----
Balances, December 31, 1993                     2,613,595    $    1    $     29                    $ (8,199)    $ (8,169)
Issuance of common stock under stock
   option plan                                    385,206         -          60       $   (9)             -           51
Repurchase of common stock                        (42,751)        -          (7)           -              -           (7)
Net loss                                                -         -           -            -         (2,963)      (2,963)
                                               ----------    ------    --------       ------       --------     --------

Balances, December 31, 1994                     2,956,050         1          82           (9)       (11,162)     (11,088)
Issuance of common stock under stock
   option plan                                    720,591         1         204         (154)             -           51
Repurchase of common stock                         (6,595)        -          (1)           -              -           (1)
Net loss                                                -         -           -            -         (1,602)      (1,602)
                                               ----------    ------    --------       ------       --------     --------

Balances, December 31, 1995                     3,670,046         2         285         (163)       (12,764)     (12,640)
Issuance of common stock through:
   Initial public offering, net of issuance
      cost of $996                              2,500,000         2      19,927            -              -       19,929
   Conversion of preferred shares              13,069,857         6      22,354            -              -       22,360
   Exercise of stock options under stock
      option plan                                 138,738         -          68          (17)             -           51
     Exercise of warrants                          22,500         -           -            -              -            -
Payment of stockholder notes receivable                 -         -           -          151              -          151
Repurchase of common stock                       (257,083)        -        (113)           -              -         (113)
Net income                                              -         -           -            -          1,483        1,483
                                               ----------    ------    --------       ------      ---------     --------

Balances, December 31, 1996                    19,144,058    $   10    $ 42,521       $  (29)     $ (11,281)    $ 31,221
                                               ----------    ------    --------       ------      ---------     --------
                                               ----------    ------    --------       ------      ---------     --------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                       F4

                                  POLYCOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                      ____

                                                                                        Year Ended December 31,
                                                                                ---------------------------------------
                                                                                   1996          1995           1994
                                                                                ----------    ----------     ----------
Cash flows from operating activities:
     Net income (loss)                                                          $    1,483    $   (1,602)    $   (2,963)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Loss on disposition of fixed assets                                              -             -             10
        Depreciation and amortization                                                1,513           944            701
        Provision for doubtful accounts                                                  1           255            102
        Provision for excess and obsolete inventories                                  560           561             77
        Changes in assets and liabilities:
           Accounts receivable                                                      (3,795)       (1,459)          (309)
           Inventories                                                              (2,710)       (4,570)        (1,046)
           Prepaid expenses and other current assets                                  (193)          (78)            58
           Deposits and other assets                                                    (1)          (36)           (34)
           Accounts payable                                                            455         1,876            522
           Accrued liabilities                                                         427           823            547
                                                                                ----------    ----------     ----------
               Net cash used in operating activities                                (2,260)       (3,286)        (2,335)
                                                                                ----------    ----------     ----------

Cash flows from investing activities:
     Acquisition of fixed assets                                                    (1,707)         (758)           (44)
     Proceeds from disposition of fixed assets                                           -             -              3
     Purchase of short-term investments                                             (9,964)       (2,722)             -
     Sale of short-term investments                                                  2,585             -              -
                                                                                ----------    ----------     ----------
               Net cash used in investing activities                                (9,086)       (3,480)           (41)
                                                                                ----------    ----------     ----------

Cash flows from financing activities:
     Proceeds from initial public offering, net of issuance costs                   19,929             -              -
     Net proceeds from sale of convertible redeemable preferred stock                    -         4,980              -
     Proceeds from issuance of notes payable                                         4,314         1,470            290
     Repayment of notes payable and capital lease obligation                        (6,977)       (1,987)          (362)
     Repayment of stockholder notes receivable                                         151             -              -
     Proceeds from issuance of common stock, net of repurchases                        (62)           50             44
                                                                                ----------    ----------     ----------
               Net cash provided by (used in) financing activities                  17,355         4,513            (28)
                                                                                ----------    ----------     ----------

Net increase (decrease) in cash and cash equivalents                                 6,009        (2,253)        (2,404)
Cash and cash equivalents, beginning of period                                       3,539         5,792          8,196
                                                                                ----------    ----------     ----------
Cash and cash equivalents, end of period                                        $    9,548    $    3,539     $    5,792
                                                                                ----------    ----------     ----------
                                                                                ----------    ----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                   $      121    $      170     $      110

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING:
     Fixed assets financed by notes payable                                     $        -    $     1612     $      812
     Common stock issued for notes receivable                                   $       17    $      154     $        9
     Conversion of preferred shares to common stock                             $   22,360             -              -


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                       F5

                                  POLYCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      -----



1.   FORMATION AND BUSINESS OF THE COMPANY:

     Polycom, Inc. and subsidiary (the "Company"), a Delaware corporation, is engaged in the development, manufacturing and marketing of teleconferencing equipment. The Company's products are distributed and serviced globally. The Company sells its products through its direct salesforce and maintains marketing and sales relationships with major telecommunications carriers, value-added resellers, telecommunications supply and catalog distributors, a leading videoconferencing equipment supplier, and telecommunications specialists.

 2.  SUMMARY OF SELECTED ACCOUNTING POLICIES:

          FISCAL YEAR:

          The Company uses a 52-53 week fiscal year. Each reporting period ends on the last Sunday of a month. As a result, a fiscal year may not end as of the same day as the calendar year. For convenience of presentation, the accompanying consolidated financial statements have been shown as ending on December 31 of each applicable period.

          PRINCIPLES OF CONSOLIDATION:

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

          USE OF ESTIMATES:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          CASH AND CASH EQUIVALENTS:

          The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents.


                                    Continued

                                       F6

          SHORT-TERM INVESTMENTS:

          Short-term investments are classified as available for sale and are carried at fair value. Unrealized holding gains and losses on such securities are reported net of related taxes as a separate component of stockholders' equity. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method.

          INVENTORIES:

          Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates the first-in, first-out ("FIFO") method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

          FIXED ASSETS:

          Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is two to three years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets, typically three to five years.

          Disposals of capital equipment are recorded by removing the costs and accumulated depreciation from the accounts. Gains or losses are included in the results of operations.

          CARRYING VALUE OF LONG-LIVED ASSETS:

          The Company writes-off the carrying value of long-lived assets to the extent estimated future undiscounted cash flows are not sufficient to recover the carrying value of these assets over their remaining useful lives.

          REVENUE RECOGNITION:

          The Company recognizes revenue from gross product sales, less a provision for estimated future customer returns, upon shipment to the customer, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain outstanding.

          RESEARCH AND DEVELOPMENT EXPENDITURES:

          Research and development expenditures are charged to operations as incurred.


                                    Continued

                                       F7

          ADVERTISING:

          The Company expenses the production costs of advertising as the expenses are incurred. The production costs of advertising consist primarily of magazine advertisements, agency fees and other direct production costs.

          The advertising expense for the years ended December 31, 1996, 1995 and 1994 was $1,570,000, $1,281,000 and $1,094,000, respectively.

          CAPITALIZED SOFTWARE:

          Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, " requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for initial shipment have been insignificant. Accordingly, all software development costs have been expensed as incurred.

          INCOME TAXES:

          Income taxes are accounted for under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their
          respective tax basis.   Deferred tax assets and liabilities are
          measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

          TRANSLATION OF FOREIGN CURRENCIES:

          The Company's foreign consolidated subsidiary is considered to be an extension of the U.S. operation and the functional currency is the U.S. dollar. Accordingly, monetary assets and liabilities are translated at year-end exchange rates while nonmonetary items are


                                    Continued

                                       F8
          translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and cost of revenue which are translated at
          historical rates.   Foreign exchange gains and losses have not been
          significant to date and have been recorded in results of operations.

          COMPUTATION OF NET INCOME (LOSS) PER SHARE:

          Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares (including shares issued under the stock option plan which we are subject to repurchase) are excluded from the computation of net loss per share as their effect is antidilutive. For those periods prior to the initial public offering date, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the public offering price during the 12 months immediately preceding the offering date have been included in the calculation as if they were outstanding for all periods prior to the offering date (using the treasury stock method and the initial public offering price).

          FAIR VALUE OF FINANCIAL INSTRUMENTS:

          Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximates fair value. Estimated fair values for short-term investments, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

          STOCK BASED COMPENSATION:

          Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to continue to account for employee stock options using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                                    Continued

                                       F9

          RECENT PRONOUNCEMENTS:

          In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse. This statement is effective for transfers and servicing of financial assets occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company believes the adoption of this statement will not have an impact on the financial condition or results of operations of the Company, as the Company does not factor its receivables.

3.   SHORT-TERM INVESTMENTS:

          Short-term investments at December 31, 1996 and 1995 comprise (in thousands):

                                      Fair           Cost
                                      Value          Basis             Maturity Dates
                                    ---------      ---------    ----------------------------
Commercial paper                    $   1,676       $   1,676   February 1997 - March 1997
Corporate notes                         8,425           8,425   January 1997 - December 1997
                                    ---------       ---------

Balance at December 31, 1996        $  10,101       $  10,101
                                    ---------       ---------
                                    ---------       ---------

Commercial paper                    $   1,103       $   1,103   April 1996
Corporate notes                         1,619           1,619   April 1996 - July 1996
                                    ---------       ---------

Balance at December 31, 1995        $   2,722       $   2,722
                                    ---------       ---------
                                    ---------       ---------


During 1996 and 1995, there were no realized gains or losses on the disposal of short-term investments.


                                    Continued

                                       F10

4.   INVENTORIES:

     Inventories consist of the following (in thousands):

                                                                 December 31,
                                                           --------------------
                                                             1996        1995
                                                           --------    --------

          Raw materials                                    $  3,252    $  2,355
          Work in process                                         -         650
          Finished goods                                      4,206       2,303
                                                           --------    --------

                                                           $  7,458    $  5,308
                                                           --------    --------
                                                           --------    --------

5.   FIXED ASSETS:

     Fixed assets, net, consist of the following (in thousands):

                                                                December 31,
                                                           --------------------
                                                             1996        1995
                                                           --------    --------

          Computer equipment and software                  $  2,980    $  2,096
          Equipment, furniture and fixtures                   1,600       1,187
          Tooling equipment                                   1,944       1,426
          Leasehold improvements                                401         509
                                                           --------    --------
                                                              6,925       5,218
          Less accumulated depreciation and amortization     (3,761)     (2,248)
                                                           --------    --------
                                                           $  3,164    $  2,970
                                                           --------    --------
                                                           --------    --------

6.   BUSINESS RISKS AND CREDIT CONCENTRATION:

     The Company has four product lines, the SoundStation, SoundStation Premier, SoundPoint and the ShowStation, which serve the audioconferencing and dataconferencing markets, respectively. Virtually all of the Company's net revenues are derived from sales of the SoundStation products. Any factor adversely affecting demand or supply for the SoundStation products could materially adversely affect the Company's business and financial performance. Although the Company began volume shipments of the ShowStation products in November 1995, the market for dataconferencing products is only beginning to emerge, and there can be no assurance that it will develop sufficiently to enable the Company to achieve broad commercial acceptance of its ShowStation products.


                                    Continued

                                       F11

     Currently, the Company subcontracts the manufacturing of its SoundStation, SoundStation Premier, and ShowStation products through one U.S. Subcontractor and SoundPoint products through a Hong Kong Subcontractor. The Company believes that there are a number of alternative contract manufacturers that could produce the Company's products, but in the event of a reduction or interruption of supply it could take a significant period of time to qualify an alternative subcontractor and commence manufacturing. The effect of such reduction or interruption in supply on results of operations would be material.

     The Company's cash and cash equivalents are maintained with two international investment management companies, and are invested in the form of demand deposit accounts, money market accounts, commercial paper and government securities.

     The Company markets its products to distributors and end-users throughout the world. Management performs ongoing credit evaluations of the Company's customers and maintains an allowance for potential credit losses, but historically has not experienced any significant losses related to individual customers or group of customers in any particular geographic area.

 7.  COMMITMENTS:

          LICENSE AGREEMENT:

          The Company entered into an agreement to license software to be incorporated into its ShowStation products. Under the agreement, the Company is obligated to pay quarterly minimum license fees, ranging from $15,000 to $35,000 through the year 2001. The Company may cancel the agreement at any time, provided the Company has paid a minimum of $200,000 in connection with the agreement. As of December 31, 1996, the Company had paid $100,000 of the minimum license fees.

          LEASES:

          The Company leases certain office facilities and equipment under noncancelable leases expiring between 1997 and 1998. Future minimum lease payments are as follows (in thousands):


                                    Continued

                                       F12

                                                          Operating
                                                            Leases
                                                          ---------
               Year Ending December 31,
               ------------------------
               1997                                       $     458
               1998                                             442
               1999                                              11
                                                          ---------
               Minimum future lease payments              $     911
                                                          ---------
                                                          ---------

          In December 1994, the Company amended its headquarters office lease agreement and expanded its facilities. The lease on the expanded facilities can be terminated sooner under an option which may be exercised by the Company any time after January 1997. Under the terms of the lease, the Company is responsible for related maintenance, taxes and insurance.

          Rent expense for the years ended December 31, 1996, 1995 and 1994 was $475,000, $433,000 and $205,000, respectively.

8.   CREDIT ARRANGEMENTS:

     The Company has available a revolving line of credit with a bank for the lesser of $4,000,000 or the sum of 80% of eligible domestic trade accounts receivable and 50% of foreign trade accounts receivable, as defined, less the sum of the aggregate outstanding face amount of all letters of credit issued under the line. The line of credit expires in April 1997. Borrowings under the line of credit bear interest at the lender's current index rate plus 1% (9.25% at December 31, 1996). The weighted average interest rates for the years ended December 31, 1996 and 1995 were 9.5% and 9.24%, respectively.

     Additionally, the Company may borrow under its term loan facilities with a bank, of which no amounts were available or utilized as of December 31, 1996. At December 31, 1995, the Company had borrowings of $2,663,000. Borrowings under these facilities are payable in monthly installments and bear interest ranging from 8.00% to 11.50%.

     All borrowings are collateralized by substantially all assets of the Company. The Company must meet certain financial ratios, as well as maintain minimum tangible net worth and quarterly maximum cumulative losses. The agreements also require that the Company provide certain financial information to the lender on a periodic basis and restrict the Company from paying any cash dividends without the bank's consent.


                                    Continued

                                       F13

9.   CONVERTIBLE REDEEMABLE PREFERRED STOCK:

     In 1995, convertible redeemable preferred stock comprised the series designated as follows (in thousands, except share data):

                                              Number of       Common
                              Number of        Shares         Shares
                               Shares        Issued and     Reserved for   Liquidation
                             Authorized      Outstanding     Conversion       Value
                            ------------    ------------    ------------   -----------
          Series A             5,050,244       5,032,189       5,032,189     $   5,032
          Series B             4,300,000       4,246,000       4,246,000         6,369
          Series C             2,700,000       2,691,668       2,691,668         6,056
          Series D             1,150,000       1,100,000       1,100,000         5,005
                            ------------    ------------    ------------   -----------
                              13,200,244      13,069,857      13,069,857     $  22,462
                            ------------    ------------    ------------   -----------
                            ------------    ------------    ------------   -----------


     The Convertible redeemable preferred stock had certain rights, preferences and privileges. All of these preferred shares were converted to common stock as of the Initial Public Offering on April 29, 1996.

10.  STOCKHOLDERS' EQUITY:

          PREFERRED STOCK:

          In March 1996, the Company authorized 5,000,000 shares of preferred stock. The Board of Directors has the authority to establish all rights and terms with respect to the preferred stock without future vote or action by the shareholders.

          INITIAL PUBLIC OFFERING AND CONVERSION OF PREFERRED STOCK:

          In April 1996, the Company and a principal stockholder issued 2,500,000 and 150,000 shares of common stock, respectively, in an initial public offering. In connection with the initial public offering, all outstanding shares of preferred stock were converted into an aggregate of 13,069,857 shares of common stock. Additionally 22,500 shares of common stock were issued upon the net exercise of warrants for preferred stock.

          STOCK OPTION PLAN:

          The Board of Directors has reserved 3,125,000 shares of common stock under its 1996 Stock Option Plan (the "Plan") for issuance to employees and directors of the Company. The 1996 Plan supersedes the 1991 Stock Option Plan.


                                    Continued

                                       F14

          Under the terms of the Plan, options may be granted at prices not lower than fair market value at date of grant as determined by the Board of Directors. The options are immediately exercisable upon the vesting, expire ten years from date of grant and the shares issued upon exercise of the options are generally subject to a right of repurchase by the Company upon termination of employment with the Company. Option shares subject to repurchase normally vest at 20% after completing one year of service to the Company and the remaining amount equally over 48 months, until fully vested after five years. Certain shares held by a founder of the Company vest as follows: 20% on date of grant and 6.25% of the remaining shares in equal installments upon the expiration of each three months of service completed thereafter.

          Activity under the Plan is as follows (in thousands, except share and per share data):

                                                                        Outstanding Options
                                                             -----------------------------------------
                                                Shares         Number
                                               Available         of          Exercise
                                               for Grant       Shares          Price           Total
                                             ------------    ----------   --------------    ----------
Balances, December 31, 1993                       395,205       931,980    $0.01-$0.225     $    126
     Options granted                             (422,775)      422,775       $0.225              95
     Options exercised                                  -      (385,206)   $0.01-$0.225          (60)
     Options canceled                             156,520      (156,520)   $0.01-$0.225          (26)
                                             ------------    ----------                     -----------

Balances, December 31, 1994                       128,950       813,029    $0.01-$0.225          135
     Options reserved                             601,971
     Options granted                             (820,819)      820,819    $0.225-$4.75        1,062
     Options exercised                                  -      (720,591)    $0.01-$1.00         (205)
     Options canceled                             112,382      (112,382)    $0.01-$2.00          (19)
                                             ------------    ----------                     -----------

Balances, December 31, 1995                        22,484       800,875     $0.01-$4.75          973
     Options reserved                           2,361,072
     Options granted                           (1,035,829)    1,035,829     $4.75-$9.00        7,049
     Options exercised                                  -      (138,738)    $0.15-$7.20          (68)
     Options canceled                             202,803      (202,803)    $0.15-$9.00         (705)
                                             ------------    ----------                     -----------

Balances, December 31, 1996                     1,550,530     1,495,163     $0.01-$9.00     $  7,249
                                             ------------    ----------                     -----------
                                             ------------    ----------                     -----------


          At December 31, 1996, 1,951,821 outstanding options were vested and 216,359 shares of common stock acquired under the Plan were subject to repurchase.


                                    Continued

                                       F15

          Consistent with the provisions of SFAS No. 123, the Company's net income or loss and net income or loss per share would have been adjusted to the pro forma amounts indicated below (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):


                                                                       1996              1995
                                                                    ---------         ---------
               Net income (loss) - as reported                       $  1,483         $  (1,602)
               Net income (loss) - pro forma                         $    572         $  (1,690)
               Net income (loss) per share - as reported             $   0.08         $   (0.37)
               Net income (loss) per share - pro forma               $   0.03         $   (0.39)


          The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions by subgroup:

                                                       Group A               Group B
                                                  ----------------      ----------------
               Risk-free interest rate               4.98%-6.70%           4.98%-6.70%
               Expected life                              2                     1
               Expected dividends                         -                     -
               Expected volatility                    0.50-0.88             0.50-0.88


          The weighted average expected life was calculated based on the vesting period and the exercise behavior of each subgroup. Group A represents higher paid employees, while Group B represents lower paid employees. The risk-free interest rate was calculated in accordance with the grant date and expected life calculated for each subgroup.


                                    Continued

                                       F16

          The options outstanding and currently exercisable by exercise price at December 31, 1996 are as follows:


                                                                               Options Currently
                               Options Outstanding                                Exercisable

               ------------------------------------------------------      ------------------------
                                              Weighted
                                               Average       Weighted                      Weighted
                                              Remaining       Average                       Average
                Exercise          Number     Contractual     Exercise      Exercisable     Exercise
                  Price         Exercisable     Life           Price         Number          Price
               -----------      -----------  -----------     --------      -----------     --------
               $0.15-$0.34        325,767        7.53         $0.23         325,767          $0.23
               $1.00-$4.88        261,496        8.90         $3.41         228,746          $3.20
               $6.13-$6.13        325,050        9.85         $6.13               -              -
               $6.25-$6.38        339,750        9.62         $6.34               -              -
               $7.20-$9.00        243,100        9.32         $8.78          58,600          $8.18


          WARRANTS:

          The Company had issued warrants to purchase up to 17,500 shares of Series A preferred stock and 8,333 shares of Series B preferred stock as partial consideration to obtain equipment lines of credit. The warrants for Series A and Series B preferred stock were all exercised in conjunction with the Initial Public Offering. There were no warrants outstanding as of December 31, 1996.


                                    Continued

                                       F17

11.  INCOME TAXES:

     The Company's tax provision differs from the provision computed using statutory increased tax rates as follow (in thousands):

                                                                                        Year Ended December 31,
                                                                                ---------------------------------------
                                                                                   1996          1995           1994
                                                                                ----------    ----------     ----------
        Federal tax at statutory rate                                           $      541    $     (545)    $   (1,007)
        Permanent difference due to non-deductible expenses                             23            21               9
        Foreign taxes                                                                   45             -            -
        State taxes, net of federal benefit                                             93           (98)          (181)
        Research credit                                                               (197)         (254)          (360)
        Net operating losses and research credits not
           benefited (benefited)                                                      (460)          876          1,539
        Alternative minimum tax                                                         63             -            -
                                                                                ----------    ----------     ----------

                                                                                $      108    $        -     $      -
                                                                                ----------    ----------     ----------
                                                                                ----------    ----------     ----------


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

                                                                                        Year Ended December 31,
                                                                                ---------------------------------------
                                                                                   1996          1995           1994
                                                                                ----------    ----------     ----------
        Fixed assets, principally due to differences in
           depreciation                                                         $      141    $     (105)    $       23
        Other accrued liabilities                                                    1,127         1,089            451
        State taxes (net of federal benefit)                                           239           179             40
        Capitalized research expenditures                                              419           547            293
        Net operating loss carryforwards                                             2,190         2,835          3,031
        Tax credit carryforwards                                                     1,200           943            510
        Valuation allowance                                                         (5,316)       (5,488)        (4,348)
                                                                                ----------    ----------     ----------
        Net deferred tax asset                                                  $        -    $        -     $      -

                                                                                ----------    ----------     ----------
                                                                                ----------    ----------     ----------


                                    Continued

                                       F18

     Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets. The valuation allowance decreased in 1996 by $172,000 and increased $1,140,000 and $1,344,100 in 1995 and 1994, respectively.

     As of December 31, 1996, the Company has federal tax net operating loss carryforwards for tax purposes of approximately $6,400,000 and Federal tax credit carryforwards of $790,000. These net operating loss carryforwards expire in the years 2007 through 2009 and the tax credit carryforwards expire in the years 2007 through 2011. The Company has a state net operating loss carryover of approximately $164,000 which expires in 2001, and state tax credit carryforwards of approximately $410,000, which expires in the years 2007 through 2011.

     The future utilization of the Company's net operating loss carryforwards may be subject to certain limitations upon certain changes in ownership.

12.  NOTES RECEIVABLE FROM STOCKHOLDERS:

     During 1996, 1995 and 1994, the Company issued five notes receivable for purchases of common stock under its stock option plan totaling $17,000, $154,000 and $9,000, respectively. As of December 31, 1996, the remaining balance of these notes was $29,000. The loans bear interest ranging from 6.25% to 7.53% per annum and mature from July 2004 to July 2005.

13.  BUSINESS SEGMENT INFORMATION:

     The Company operates in one industry segment and markets its products in North America and in foreign countries through its own direct sales organization and resellers.
     The Company's export net revenues are all denominated in U.S. dollars, and are summarized as follows (in thousands):

                                                                                        Year Ended December 31,
                                                                                ---------------------------------------
                                                                                   1996          1995           1994
                                                                                ----------    ----------     ----------
           Europe                                                               $    5,159    $    3,560     $    1,984
           Asia Pacific and rest of world                                            3,399         2,391          1,529
                                                                                ----------    ----------     ----------

                                                                                $    8,558    $    5,951     $    3,513
                                                                                ----------    ----------     ----------
                                                                                ----------    ----------     ----------


                                    Continued

                                       F19

     Individual customers which comprise 10% or more of the Company's net revenues are as follows:

          Customers:                                   1995           1994
          ----------                                   -----          -----
          A                                             11 %           14 %
          B                                              -             11
                                                       ---            ---

                                                        11 %           25 %
                                                       ---            ---
                                                       ---            ---



     During 1996, there were no individual customers which comprised 10% or more of the Company's net revenues.




                                       F20