Form 10-K/A
period 1996-12-29
POLYCOM INC
filed 1997-05-06
CIK 1010552

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-K/A
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996
    AMENDMENT NO. 1

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM          TO

                            COMMISSION FILE NUMBER 0-27130

                                    POLYCOM, INC.
                (Exact name of registrant as specified in its charter)

               Delaware                                 94-3128324
    (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

                   2584 JUNCTION AVENUE, SAN JOSE, CALIFORNIA 95134
             (Address of Principal Executive Offices, including Zip Code)

          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 526-9000

    Securities registered pursuant to Section 12(b) of the Act:  None

    Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
      $0.0005 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]


    The aggregate market value of voting stock held by non affiliates of the Registrant, as of April 28, 1997 was approximately $19,678,654 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market on that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


    On April 28, 1997, approximately 19,115,779 shares of the Registrant's Common Stock, $0.0005 par value per share, were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

         Not applicable.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     FORM 10-K/A

                                   AMENDMENT NO. 1

    THE UNDERSIGNED REGISTRANT HEREBY AMENDS THE INFORMATION SET FORTH ON THE COVER PAGE IMMEDIATELY FOLLOWING THE HEADING "DOCUMENTS INCORPORATED BY REFERENCE," TO READ IN FULL AS FOLLOWS:

    NOT APPLICABLE.

    THE UNDERSIGNED REGISTRANT HEREBY AMENDS THE INFORMATION SET FORTH IMMEDIATELY FOLLOWING ITEM 4 ENTITLED "SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS," UNDER THE HEADING "PART III" BY DELETING SAME IN ITS ENTIRETY.

    THE UNDERSIGNED REGISTRANT HEREBY AMENDS PART III, TO READ IN FULL AS
FOLLOWS:

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


    The officers and directors of the Company, and their ages as of April 1, 1997, are as follows:

       Name              Age                       Position
-----------------------  ---     ----------------------------------------

Brian L. Hinman . . . . . 35   Chairman of the Board and Chief Executive Officer
Robert C. Hagerty . . . . 45   President, Chief Operating Officer and Director
Michael R. Kourey . . . . 37   Vice President, Finance and Administration, Chief
                               Financial Officer and Secretary
Ardeshir Falaki . . . . . 38   Vice President, Engineering - Dataconferencing
Gilbert J. Pearson. . . . 48   Vice President, Engineering - Audioconferencing
Alan D. Hagedorn. . . . . 49   Vice President, Manufacturing
Bandel Carano(2). . . . . 35   Director
Stanley J. Meresman(1). . 50   Director
John P. Morgridge(1)(2) . 63   Director
James R. Swartz . . . . . 54   Director

___________________
(1) Member of Audit Committee
(2) Member of Compensation Committee

    BRIAN L. HINMAN is a founder of the Company and serves as Chief Executive Officer and Chairman of the Board of Directors. Mr. Hinman co-founded PictureTel, a leading manufacturer of videoconferencing equipment, in August 1984. At PictureTel, he served as the Vice President of Engineering from August 1984 until January 1991 and as a member of the Board of Directors from August 1984 to December 1989. He is a co-founder and director of the International Multimedia Teleconferencing Consortium, Inc. which is dedicated to the International Telecommunications Union standards of H.320 and T.120 for video and dataconferencing. Mr. Hinman holds seven U.S. patents in the teleconferencing field. Mr. Hinman also holds a B.S.E.E. from the University of Maryland and an S.M.E.E. from Massachusetts Institute of Technology.

    ROBERT C. HAGERTY joined the Company in January 1997 and serves as the President, Chief Operating Officer and a member of the Board of Directors. Prior to joining Polycom, Mr. Hagerty served as President, Chief Executive Officer and Director of Stylus Assets, Ltd., a document management company, from November

1995 through December 1996. From July 1993 to October 1995, Mr. Hagerty served in various executive management positions of Logitech, Inc. Prior to that time, Mr. Hagerty served in various executive management positions at Conner Peripherals, Inc. Mr. Hagerty holds a B.S. degree in Operations Research and Industrial Engineering from the University of Massachusetts, Amherst and an M.A. in Management from St. Mary's College of California.

    MICHAEL R. KOUREY joined the Company in July 1991 and has served as the Company's Vice President, Finance and Operations until January 1995. Mr. Kourey assumed the offices of Secretary and Treasurer in June 1993. Since January 1995, he has served as Vice President, Finance and Administration and Chief Financial Officer of the Company. Prior to joining Polycom, Mr. Kourey was employed by Verilink Corporation, a supplier of T1 nodal connecting telecommunications equipment, where he served as the Vice President of Operations from July 1990 to May 1991 and the Director of Materials from April 1989 to June 1990. From January 1984 to April 1989, he served in various manufacturing management positions at David Systems, Inc., a voice and data communications equipment company. Mr. Kourey holds a B.S. in Managerial Economics from the University of California, Davis and an M.B.A. from the University of Santa Clara.

    ARDESHIR FALAKI joined the Company in April 1996 as Vice President, Dataconferencing Engineering. Prior to joining Polycom, Mr. Falaki served in various engineering management roles at PictureTel Corporation, including the position of Director, Performance Products, Group Systems Division, from March 1988 through April 1996. Prior to joining PictureTel, Mr. Falaki held engineering management positions at Siemens AG. Mr. Falaki holds a B.S.E.E. in Electrical Engineering from Northeastern University and an M.S.E.E. from the University of Massachusetts, Dartmouth.

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

    ALAN D. HAGEDORN joined the Company in September 1996 as Vice President, Manufacturing. Prior to joining Polycom, Mr. Hagedorn served as Vice President of Manufacturing at Amati Communications, Inc. from February 1994 through September 1995. From September 1988 through February 1994, Mr. Hagedorn served as Vice President of Manufacturing at Network Computing Devices, Inc. Mr. Hagedorn holds a B.A. in Management from California State University, Fullerton.

    BANDEL CARANO has been a director of the Company since July 1991. Since 1987, Mr. Carano has been a General Partner of Oak Investment Partners ("Oak"), a venture capital investment firm. Mr. Carano is also a director of Digital Sound Corp., a unified messaging systems company. Prior to joining Oak, Mr. Carano was employed by Morgan Stanley's Venture Capital Group and served as a technical advisor to Morgan Stanley's High Technology Investment Banking Group. Mr. Carano received both his B.S. and M.S. degrees in Electronic Engineering from Stanford University.

    STANLEY J. MERESMAN has been a director of the Company since January 1995. Mr. Meresman served as the Senior Vice President, Finance and Chief Financial Officer of Silicon Graphics, Inc. ("Silicon Graphics") from May 1989 to May 1997. Prior to joining Silicon Graphics, Mr. Meresman was Vice President, Finance and Administration, and Chief Financial Officer of Cypress Semiconductor Corporation. Mr. Meresman has a B.S. degree in Industrial Engineering and Operations Research from the University of California, Berkeley and an M.B.A. degree from Stanford University.

    JOHN P. MORGRIDGE has been a director of the Company since April 1992.
In January 1995, Mr. Morgridge became the Chairman of the Board of Cisco Systems, Inc. ("Cisco"). Prior to this appointment, Mr. Morgridge had served as President and Chief Executive Officer of Cisco since October 1988. Prior to Cisco, Mr. Morgridge served two years as President and Chief Operating Officer of GRiD Systems Corporation. From 1982 and 1986, Mr. Morgridge was Vice President of Sales, Marketing and Service for Stratus Computers, Inc. Mr. Morgridge holds a B.B.A. degree in Marketing and Finance from the University of Wisconsin and an M.B.A. degree in Marketing and Transportation from Stanford University.

    JAMES R. SWARTZ has been a director of the Company since July 1991. Mr. Swartz co-founded Accel Partners, a venture capital investment firm, and has been managing partner of Accel Partners, since September 1983. Mr. Swartz is also a director of PictureTel Corporation, a developer and manufacturer of video conferencing systems, and Remedy Corporation, a developer of client/server application software. Mr. Swartz holds an A.B. degree in Engineering Sciences and Applied Physics from Harvard University and an M.S.I.A. degree from Carnegie Mellon University.

    The Company currently has authorized six directors. Each director holds office until the next annual meeting of stockholders or until his successor is duly elected and qualified. The officers serve at the discretion of the Board of Directors.

    The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee reviews internal auditing procedures, the adequacy of internal controls and the results and scope of the audit and other services provided by the Company's independent auditors. The Audit Committee meets periodically with management and the independent auditors. The Compensation Committee establishes salaries, incentives and other forms of compensation for officers and other employees of the Company, and administers the incentive compensation and benefit plans of the Company.

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and any persons holding more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon a review of copies of reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 29, 1996, the Company's officers, directors and greater than ten percent (10%) stockholders complied with all other Section 16(a) filing requirements.

    Except as otherwise described, the Company has not paid cash or other compensation to its directors. Non-employee members of the Board of Directors are eligible to receive periodic option grants under the Automatic Option Grant program in effect under the Company's 1996 Stock Incentive Plan.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth the compensation earned by the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company serving as such as of the end of the last fiscal year, for services rendered in all capacities to the Company for the 1995 and 1996 fiscal years. Mr. Donnelly and Mr. Day, two officers who would have otherwise been included in such table on the basis of salary and bonus earned for the 1996 fiscal year had they not resigned or terminated employment during fiscal year 1996, are also included in this table. The individuals included in the table will be collectively referred to as the "Named Officers."


                                          Annual                Long-Term
                                        Compensation           Compensation
                                                           --------------------
                                                                 Awards
                                                           --------------------
                                     Salary     Bonus      Number of Securities
  Name and                           ------     -----           Underlying
Principal Position            Year     ($)       ($)             Options
------------------            ----   ------     -----      --------------------

Brian L. Hinman(1),
President and Chief           1996   150,000      --                 6,667
Executive Officer             1995   115,802      --                   --

Michael R. Kourey,
Vice President, Finance
and Administration,           1996   135,000      --               106,667
Chief Financial Officer       1995   130,033      --                   --
and Secretary

Evan J. McDowell(2),
Vice President, Sales         1996   100,022   109,000               7,111
and Marketing                 1995   100,000   137,474                 --

Ardeshir Falaki(3),           1996   81,731     24,997             165,000
Vice President,
Dataconferencing
Engineering

Joseph H. Donnelly(4),
Vice President,               1996   103,698      --                 6,667
Manufacturing                 1995   125,000      --                   --

Patrick P. Day(5),
Vice President,               1996   136,122      --                 6,667
Engineering                   1995    86,538      --               200,000

---------------------------------------------------------------------------
---------------------------------------------------------------------------

(1) As of January 13, 1997, Mr. Hinman's position at the Company is Chairman of the Board of Directors and Chief Executive Officer. The current President and Chief Operating Officer is Robert C. Hagerty, who joined the Company in January 1997.
(2) Mr. McDowell resigned in January 1997.
(3) Mr. Falaki joined the Company in April 1996.

(4) Mr. Donnelly resigned in September 1996. The current Vice President of Manufacturing is Alan D. Hagedorn who joined the Company in September 1996.
(5) Mr. Day resigned in November 1996. Effective November 11, 1996, the Company divided engineering management between dataconferencing and audioconferencing products. The current Vice President of Dataconferencing Engineering is Ardeshir Falaki who joined the Company in April 1996. Gilbert J. Pearson was promoted to Vice President of Audioconferencing Engineering in January 1997.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table provides information with respect to the stock option grants made during the 1996 fiscal year under the Company's 1996 Stock Incentive Plan to each of the Named Officers in fiscal year 1996. No stock appreciation rights were granted to the Named Officers during the fiscal year.


                                                    Individual Grant
                                  -----------------------------------------------------     Potential Realizable
                                                                                              Value at Assumed
                                  Number of     % of Total                                  Annual Rates of Stock
                                  Securities      Options                                    Price Appreciation
                                  Underlying    Granted to      Exercise                     for Option Term(3)
                                   Options     Employees in       Price      Expiration      ------------------
      Name                        Granted(1)    Fiscal Year    ($/Share)(2)     Date           5%           10%
      ----                        ----------   ------------    ------------  ----------     ---------    ---------

Brian L. Hinman. . . . . . .        6,667           0.6%        $ 4.75        01/28/06       $ 19,914   $   50,469
Michael R. Kourey. . . . . .        6,667           0.6%        $ 4.75        01/28/06       $ 19,914   $   50,469
                                  100,000           9.6%        $6.375        07/29/06       $400,900   $1,016,000
Evan J. McDowell . . . . . .        7,111           0.7%        $ 4.75        01/28/06       $ 21,241   $   53,830
Ardeshir Falaki. . . . . . .      100,000           9.6%        $9.000        04/28/06       $566,000   $1,434,400
                                   65,000           6.3%        $6.125        11/05/06       $250,380   $  634,530
Joseph H. Donnelly . . . . .        6,667           0.6%        $ 4.75        01/28/06       $ 19,914   $   50,469
Patrick P. Day . . . . . . .        6,667           0.6%        $ 4.75        01/28/06       $ 19,914   $   50,469


--------------------

(1) Each option granted on January 29, 1996 is immediately exercisable for all the option shares. However, any shares purchased under the option will be subject to repurchase by the Company, at the option exercise price paid per share, upon the optionee's cessation of service prior to vesting in those shares. The option shares will vest in a series of twenty-four (24) successive equal monthly installments upon the optionee's completion of each month of service over the twenty-four (24)-month period measured from the grant date. The options granted on April 29, 1996, July 30, 1996 and November 6, 1996 will each become exercisable for the option shares in a series of installments over the optionee's period of service with the Company, with 20% of the option shares to become exercisable upon the optionee's completion of one year of service measured from the grant date and the balance to become exercisable in forty-eight (48) successive equal monthly installments upon the optionee's completion of each additional month of service. Each option has a maximum term of 10 years, subject to earlier termination upon the optionee's cessation of service. The shares subject to each option will immediately vest in full in the event the Company is acquired by a merger or asset sale (unless the Company's repurchase right with respect to the unvested shares is to be assigned to the acquiring entity or the option is to be assumed by such entity).

(2) The exercise price may be paid in cash, in shares of the Company's Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise.
(3) There can be no assurance provided to the option holder or any other holder of the Company's securities that the actual stock price appreciation over the ten (10)-year option term will be at the assumed 5% and 10% annual rates of compounded stock price appreciation or at any other defined level.



AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

    The following table sets forth information concerning option exercises and option holdings for 1996 with respect to each of the Named Officers. No stock appreciation rights were exercised during such year or were outstanding at the end of that year.

                                                         NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED            IN-THE-MONEY
                          SHARES                          OPTIONS AT FY-END(#)        OPTIONS AT FY-END(1)
                        ACQUIRED ON     VALUE           ----------------------        --------------------
    NAME                EXERCISE(#)    REALIZED     EXERCISABLE    UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
    ----                -----------    --------     -----------    -------------  -----------    -------------

Brian L. Hinman. . . . .     0           --              6,667               0          --               --
Michael R. Kourey. . . .     0           --              6,667         100,000          --               --
Evan J. McDowell . . . .     0           --                  0               0          --               --
Ardeshir Falaki. . . . .     0           --                  0         165,000          --               --
Joseph H. Donnelly . . .     0           --                  0               0          --               --
Patrick P. Day . . . . .     0           --                  0               0          --               --


-----------------

(1) As of December 29, 1996, Brian L. Hinman and Michael R. Kourey each held options to purchase 6,667 shares of the Company's Common Stock at an exercise price of $4.75 per share, and Mr. Kourey held an option to purchase 100,000 shares at a purchase price of $6.375 per share. Mr.
    Falaki was granted 100,000 shares at an exercise price of $9.00 per share and 65,000 shares at an exercise price of $6.125 per share, both of which were above the fair market value of the stock as of December 29, 1996.
    Each 6,667 share option is immediately exercisable for all the option shares, but as of December 29, 1996, 3,611 of these option shares were unvested and subject to repurchase by the Company. Mr. Kourey's 100,000 share option and both of Mr. Falaki's options become exercisable in a series of installments over Mr. Kourey's and Mr. Falaki's period of service, with 20% of the option shares to become exercisable one year from the grant date and the balance to become exercisable in forty-eight (48) successive equal monthly installments. As of December 29, 1996, the option exercise price was below the fair market value of the Common Stock for all the above options. Therefore, there were no unexercised in-the-money options as of December 29, 1996.

OPTION REPRICING

    During the 1997 fiscal year, the Company implemented an option cancellation and regrant program for employees (other than executive officers) holding stock options with exercise prices per share in excess of the market price of the Company's Common Stock at the time the cancellation and regrant occurred. The cancellation and regrant was effected on March 14, 1997, and outstanding options covering an aggregate of 223,200 shares with exercise prices in excess of $4.50 per share were canceled and new options for the same number of shares were granted with an exercise price of $4.375 per share. None of the Named Officers participated in the 1997 option cancellation and regrant program.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Company's Board was formed in January 1995, and the members of the Compensation Committee are Messrs. Carano and Morgridge. Neither of these individuals was at any time during the year ended December 29, 1996, or at any other time, an officer or employee of the Company. No member of the Compensation Committee of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

EMPLOYMENT CONTRACTS AND CHANGE OF CONTROL ARRANGEMENTS

    The Company does not presently have any employment contracts in effect with the Chief Executive Officer or any of the other executive officers named in the Summary Compensation Table.


    In connection with an acquisition of the Company by merger or asset sale, each outstanding option held by the Chief Executive Officer and the other executive officers the 1996 Plan (and the Company's Predecessor Stock Plan) will automatically accelerate in full and all unvested shares of Common Stock purchased or purchaseable by such individuals under such plans will immediately vest in full, except to the extent such options are to be assumed by, and the Company's repurchase rights with respect to those shares are to be assigned to, the successor corporation. In addition, the Compensation Committee as Plan Administrator of the 1996 Plan will have the authority to provide for the immediate vesting of the shares of Common Stock subject to outstanding options held by the Chief Executive Officer or any other executive officer or the unvested shares of Common Stock subject to direct issuances held by such individual, in connection with the termination of the officer's employment following: (i) a merger or asset sale in which those options are assumed or the Company's repurchase rights with respect to those shares are assigned or (ii) certain changes in control of the Company.

ITEM 12. SECURITY OF BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of April 1, 1997 by (i) all persons who are beneficial owners of five percent (5%) or more of the Company's Common Stock, (ii) each director, (iii) the Named Officers, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.



                                                                        SHARES
NAME AND ADDRESS (IF                                                 BENEFICIALLY      PERCENTAGE OF SHARES
APPLICABLE) BENEFICIAL OWNER                                            OWNED           BENEFICIALLY OWNED
----------------------------                                         ------------      --------------------
Accel III, L.P. and its related entities(2). . . . . . . . . . . . .    2,633,398             13.8%
    One Palmer Square
    Princeton, NJ 08542

Oak Investment Partners IV, L.P. and its related entities(3) . . . .    2,721,398             14.2%
    525 University Avenue, Suite 1300
    Palo Alto, CA 94301

Institutional Venture Partners V and its related entities(4) . . . .    2,126,976             11.1%
    Building Two, Suite 290
    3000 Sand Hill Road
    Menlo Park, CA 94025

Brian L. Hinman(5) . . . . . . . . . . . . . . . . . . . . . . . . .    2,003,817             10.5%
    2584 Junction Avenue
    San Jose, CA 95134

Norwest Capital LLC. . . . . . . . . . . . . . . . . . . . . . . . .    1,159,341              6.1%
    Sixth and Marquette
    Minneapolis, MN  55479

Brentwood Associates V, L.P. . . . . . . . . . . . . . . . . . . . .    1,012,846              5.3%
    2730 Sand Hill Road, Suite 250
    Menlo Park, CA 94025

Robert C. Hagerty. . . . . . . . . . . . . . . . . . . . . . . . . .        1,000               *
Michael R. Kourey(6) . . . . . . . . . . . . . . . . . . . . . . . .      211,667              1.1%
Ardeshir Falaki(7) . . . . . . . . . . . . . . . . . . . . . . . . .       35,000               *
Bandel Carano(3) . . . . . . . . . . . . . . . . . . . . . . . . . .    2,737,398             14.3%
Stanley J. Meresman. . . . . . . . . . . . . . . . . . . . . . . . .       30,000               *
John P. Morgridge. . . . . . . . . . . . . . . . . . . . . . . . . .       36,338               *
James R. Swartz(2) . . . . . . . . . . . . . . . . . . . . . . . . .    2,649,398             13.9%
Evan J. McDowell . . . . . . . . . . . . . . . . . . . . . . . . . .      202,723              1.1%
Joseph H. Donnelly . . . . . . . . . . . . . . . . . . . . . . . . .       45,000               *
Patrick P. Day . . . . . . . . . . . . . . . . . . . . . . . . . . .       56,667               *

All directors and officers as a group
    (10 persons)(8). . . . . . . . . . . . . . . . . . . . . . . . .    7,764,618             48.0%


--------------
*   Less than 1%

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.

(2) Represents 2,317,391 shares held by Accel III, L.P. ("Accel III"), 210,671 shares held by Accel Japan, L.P. ("Accel Japan") and 105,336 shares held by Accel Investors' 91, L.P. ("Accel Investors"). Mr. Swartz, a director of the Company, is a General Partner of Accel III, Accel Japan and Accel Investors. Mr. Swartz disclaims beneficial ownership of the shares held by these entities except to the extent of his pecuniary interest therein arising from his general partnership interests in Accel III, Accel Japan and Accel Investors. The shares beneficially owned by Mr. Swartz consist of options to purchase 16,000 shares granted in April 1996 in the form of immediately exercisable options, some of which, if exercised and issued, would be unvested and subject to a repurchase right of the Company that lapses over time.


(3) Represents 2,611,022 shares held by Oak Investment Partners IV, L.P. ("Oak IV") and 110,376 shares held by Oak IV Affiliates Fund, L.P. ("Oak IV Affiliates"). Mr. Carano, a director of the Company, is a General Partner of Oak IV and Oak IV Affiliates. Mr. Carano disclaims beneficial ownership of the shares held by these entities except to the extent of his pecuniary interest therein arising from his general partnership interests in Oak IV and Oak IV Affiliates. The shares beneficially owned by Mr. Carano consist of options to purchase 16,000 shares of Common Stock granted in April 1996 in the form of immediately exercisable options, some of which, if exercised and issued, would be unvested and subject to a repurchase right of the Company that lapses over time.

(4) Includes 2,093,186 shares held by Institutional Venture Partners V and 33,790 shares held by Institutional Venture Management V. Institutional Venture Management V is the General Partner of Institutional Venture Partners V.

(5) Includes 6,667 shares owned by Mr. Hinman in the form of immediately exercisable options, some of which, if exercised and issued, would be unvested and subject to a repurchase right of the Company that lapses over time.


(6) Includes 6,667 shares owned by Mr. Kourey in the form of immediately exercisable options, some of which, if exercised and issued, would be unvested and subject to a repurchase right of the Company that lapses over time.

(7) Includes options to purchase 20,000 shares of Common Stock.

(8) Includes options to purchase 93,876 shares of Common Stock, 71,376 shares of which are in the form of immediately exercisable options, some of which, if exercised and issued, would be unvested and subject to a repurchase right of the Company that lapses over time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In private placement financing transactions since April 1, 1993, the Company has issued and sold shares of Preferred Stock to the executive officers, directors, and 5% or greater stockholders listed below.

                                                                     NUMBER OF      NUMBER OF
                                                                     SHARES OF      SHARES OF
                                                                     SERIES C       SERIES D
                                                                     PREFERRED      PREFERRED
                         INVESTOR(1)                                 STOCK(2)       STOCK(3)
                         -----------                                 ---------      ---------
    Accel III, L.P. and its related entities(4). . . . . . . . . .     364,912      101,819
    Oak Investment Partners IV, L.P.and its related entities(5). .     364,912      101,819
    Institutional Venture Partners V and its related entities. . .     294,737       82,239
    Brentwood Associates V, L.P.(6). . . . . . . . . . . . . . . .     140,352       39,161
    Entities under the direction of Chancellor Capital
      Management(7)  . . . . . . . . . . . . . . . . . . . . . . .   1,333,334       53,627
    Evan J. McDowell(8). . . . . . . . . . . . . . . . . . . . . .      25,000         --

------------
(1) Shares held by all affiliated persons and entities have been aggregated. See "Principal Stockholders."
(2) In November of 1993, the Company issued and sold shares of Series C Preferred Stock at a per share purchase price of $2.25.
(3) In May of 1995, the Company issued and sold shares of Series D Preferred Stock at a per share purchase price of $4.55.
(4) James R. Swartz, an affiliate of Accel III, L.P., is a director of the Company.
(5) Bandel Carano, an affiliate of Oak Investment Partners IV, L.P., is a director of the Company.



(6) Brentwood Associates V, L.P. is a greater than 5% stockholder of the Company.


(7) Entities under the direction of Chancellor Capital Management own greater than 5% of the outstanding stock of the Company.


(8) Evan J. McDowell was Vice President, Sales and Marketing until his resignation in January, 1997.



    The Company has also granted options to certain of its directors and executive officers. See "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management."

    The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 6, 1997          POLYCOM, INC.


                              By:   /s/ Michael R. Kourey
                                  -------------------------------------------
                                  Michael R. Kourey
                                  Vice President, Finance and Administration,
                                  Chief Financial Officer and Secretary

                                POWER OF ATTORNEY
                                -----------------

KNOW ALL PERSONS BY THESE PRESENTS:

    Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                    Title                                       Date
---------                    -----                                       ----

         *               Chief Executive Officer and                   May 6, 1997
-------------------      Chairman of the Board of Directors
Brian L. Hinman          (Principal Executive Officer)


         *               President, Chief Operating                    May 6, 1997
-------------------      Officer and Director
Robert C. Hagerty


         *               Vice President, Finance and Administration,   May 6, 1997
-------------------      Chief Financial Officer and Secretary
Michael R. Kourey


         *               Director                                      May 6, 1997
-------------------
Bandel Carano



         *               Director                                      May 6, 1997
-------------------
Stanley J. Meresman



         *               Director                                      May 6, 1997
-------------------
John P. Morgridge


         *               Director                                      May 6, 1997
-------------------
James R. Swartz


*By:  /s/ Michael R. Kourey
    -----------------------------------
    Michael R. Kourey, Attorney-In-Fact