Form 10-Q
period 1997-03-30
POLYCOM INC
filed 1997-05-14
CIK 1010552

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X      No
                               -----       -----

There were 19,115,430 shares of the Company's Common Stock, par value $.0005, outstanding on March 31, 1997.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

TABLE OF CONTENTS

                                                                        PAGE
                                                                        NO.


PART I   FINANCIAL INFORMATION

         Item 1 -- Financial Statements:
         Condensed Consolidated Balance Sheets as of March 31, 1997
           and December 31, 1996........................................   3
         Condensed Consolidated Statements of Operations for the Three
           Month Periods Ended March 31, 1997 and March 31,1996.........   4
         Condensed Consolidated Statements of Cash Flows for the Three
           Month Periods Ended March 31, 1997 and March 31, 1996........   5
         Notes to Condensed Consolidated Financial Statements...........   6
         Item 2 -- Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................   9

PART II  OTHER INFORMATION

         Item 6 -- Exhibits and Reports on Form 8-K.....................  15

SIGNATURE...............................................................  16

PART 1   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 POLYCOM, INC.
                     Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                 March 31,       December 31,
                                                   1997              1996
                                                -----------      ------------
                                                (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                       $  12,145        $   9,548
  Short-term investments                              8,454           10,101
  Accounts receivable, net                            5,812            6,965
  Inventories                                         7,719            7,458
  Other current assets                                  889              384
                                                  ---------        ---------
     Total current assets                            35,019           34,456
Fixed assets, net                                     3,393            3,164
Other assets                                            361              100
                                                  ---------        ---------
    Total assets                                  $  38,773        $  37,720
                                                  ---------        ---------
                                                  ---------        ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $   5,598        $   4,307
  Other current liabilities                           2,203            2,192
                                                  ---------        ---------
     Total current liabilities                        7,801            6,499
                                                  ---------        ---------
Stockholders' equity:
  Common stock                                           10               10
  Additional paid-in capital                         42,746           42,521
  Notes receivable from stockholders                    (29)             (29)
  Accumulated deficit                               (11,755)         (11,281)
                                                  ---------        ---------
     Total stockholders' equity                      30,972           31,221
                                                  ---------        ---------
       Total liabilities and stockholders'
         equity                                   $  38,773        $  37,720
                                                  ---------        ---------
                                                  ---------        ---------

The accompanying notes are an integral part of these financial statements.

                                 POLYCOM, INC.
               Condensed Consolidated Statements of Operations
                                  (Unaudited)
                   (in thousands, except per share data)

                                                     Three Months Ended
                                                  March 31,       March 31,
                                                    1997            1996
                                                  ---------       ---------
Net revenues                                      $  10,510       $  8,238
Cost of net revenues                                  5,653          3,772
                                                  ---------       --------
    Gross profit                                      4,857          4,466
                                                  ---------       --------

Operating expenses:
  Sales and marketing                                 2,682          2,071
  Research and development                            2,221          1,770
  General and administrative                            690            498
                                                  ---------       --------
    Total operating expenses                          5,593          4,339
                                                  ---------       --------

Operating income (loss)                                (736)           127

Interest income, net                                    282             24
Other expense, net                                      (20)           (17)
                                                  ---------       --------

Net income (loss)                                 $    (474)      $    134
                                                  ---------       --------
                                                  ---------       --------

Net income (loss) per share                       $   (0.03)      $   0.01
                                                  ---------       --------
                                                  ---------       --------

Weighted average shares outstanding                  18,958          17,164
                                                  ---------       ---------
                                                  ---------       ---------

The accompanying notes are an integral part of these financial statements.

                                    POLYCOM, INC.
                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)
                                    (in thousands)

                                                                       Three Months Ended
                                                                     March 31,      March 31,
                                                                       1997           1996
                                                                     ---------     ----------
Cash flows from operating activities:
Net income (loss)                                                    $   (474)     $     134
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Depreciation and amortization                                           424            352
  Provision for excess and obsolete inventories                           205            119
  Changes in assets & liabilities:
    Accounts receivable                                                 1,153         (1,030)
    Inventories                                                          (466)          (414)
    Prepaid expenses and other assets                                    (766)          (149)
    Accounts payable                                                    1,291           (451)
    Accrued liabilities                                                    11             30
                                                                    ---------      ---------
Net cash provided by (used in) operating activities                     1,378         (1,409)

Cash flows from investing activities:
  Acquisition of fixed assets                                            (653)           (34)
  Proceeds from sale and maturity of short term investments             2,649            -
  Purchases of short term investments                                  (1,002)        (1,286)
                                                                    ---------      ---------
Net cash provided by (used in) investing activities                       994         (1,320)

Cash flows from financing activities:
  Proceeds from issuance of notes payable                                  -           1,224
  Repayment of notes payable and capital leases                            -          (1,632)
  Proceeds from issuance of common stock, net of repurchases              225            (34)
  Proceeds from repayment of notes receivable from stockholders            -              60
                                                                    ---------      ---------
Net cash provided by (used in) financing activities                       225           (382)
                                                                    ---------      ---------
Net increase (decrease) in cash                                         2,597         (3,111)

Cash and cash equivalents, beginning of year                            9,548          3,539
                                                                    ---------      ---------
Cash and cash equivalents, end of period                            $  12,145      $     428
                                                                    ---------      ---------
                                                                    ---------      ---------
Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $      -       $     64

Supplemental schedule of noncash investing and financing:
  Fixed assets financed by notes payable                            $      -       $    329
  Common stock issued for notes from shareholders                   $      -       $     17


The accompanying notes are an integral part of these financial statements.

                                  Polycom, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 1997 and the condensed consolidated statements of operations for the three month periods ending March 31, 1997 and 1996 and condensed consolidated statements of cash flows for the three month periods ending March 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Report on Form 10-K dated March 26, 1997 and filed with the Securities and Exchange Commission.

The Company uses a 52-53 week fiscal year. Each reporting period ends on the last Sunday of a month. As a result, a fiscal year may not end as of the same day as the calendar period. For convenience of presentation, the accompanying consolidated financial statements have been shown as ending on March 31 and December 31 of each applicable period.

This Report on Form 10-Q contains forward looking statements that involve risks and uncertainties, including possible fluctuations in quarterly results; the market acceptance of ShowStation and the risks associated with this emerging market; the acceptance of SoundPoint, SoundStation Premier and other new products; the manufacturing transfer of the SoundStation product line; the impact of competitive products and pricing; and the other risks detailed from time to time in the Company's SEC reports, including the Form 10-K dated March 26, 1997.

2. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates the first-in, first-out ("FIFO") method. Inventories consisted of the following (in thousands):

                        March 31,     December 31,
                          1997            1996
                        --------      ------------

     Raw materials      $  2,991        $  3,252
     Finished goods        4,728           4,206
                        --------        --------
                        $  7,719        $  7,458
                        --------        --------
                        --------        --------

3. BANK LINE OF CREDIT

On April 15, 1997, the Company's revolving line of credit with a bank expired. The Company is currently negotiating with the bank to establish a new line of credit; however, there can be no assurance that these negotiations will be successful.

4. STOCK OPTION REPRICING

In March 1997, the Company implemented an option cancellation and regrant program for employees (other than executive officers) holding stock options with exercise prices per share in excess of $4.50. Outstanding options covering an aggregate of 223,200 shares with exercise prices in excess of $4.50 per share were canceled and new options for the same number of shares were granted with an exercise price of $4.375 per share. The new options will vest over a five-year period beginning on March 5, 1997.

5. PER SHARE INFORMATION

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

6. RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No.
128). SFAS No. 128 establishes a different method of computing net income
(loss) per share than is currently required under Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income (loss) per share and diluted net income (loss) per share. Basic and diluted net loss per share is expected to approximate the currently presented net loss per share. However, basic net income per share is expected to be higher than net income per share as currently computed because the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable to the currently presented net income per share.

The Company will adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income (loss) per share data will be restated to conform to the provisions of SFAS No. 128.

7. AGREEMENT WITH 3M

In March 1997, the Company entered into a joint development and marketing agreement with Minnesota Mining and Manufacturing Company (3M). Under the agreement, 3M provides $3.0 million in funding to Polycom for certain deliverables related to the development of dataconferencing products and will also provide shared technology resources for the development of future products. Polycom will grant 3M exclusive private-label rights in certain distribution channels to the products developed under this agreement. In addition, 3M received warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $7.50 per share. The warrants expire in March 1999, which may be extended until March 2000 depending on the delivery of Polycom's first product developed under the agreement.

8. RELATED PARTY TRANSACTION

In March 1997, the Company loaned $250,000 to an officer of the Company under the terms of a note receivable which is due in March 2002. The note is secured by shares of the Company's stock owned by the officer.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Polycom was incorporated in December 1990 to develop, manufacture and market audioconferencing and dataconferencing products that facilitate meetings at a distance. The Company was engaged principally in research and development from inception through September 1992, when it began volume shipments of its first audioconferencing product, SoundStation. The Company's audioconferencing products include SoundStation, SoundStation EX, SoundStation Premier (introduced in November 1996) and SoundPoint, a desktop audioconferencing product introduced in September 1996. The Company began shipping its first dataconferencing product, ShowStation, in November 1995. The Company markets its products domestically and internationally through a direct sales force and a network of value-added resellers (VARs) and original equipment manufacturers (OEMs). Through March 31, 1997, the Company has derived a substantial majority of its net revenues from sales of its SoundStation products. The Company anticipates that sales of its SoundStation product line will continue to account for a substantial majority of net revenues at least through the year ending December 31, 1997. Any factor adversely affecting the demand or supply for the SoundStation product line could materially adversely affect the Company's business, financial condition, cash flows or results of operations.

From inception through the nine month period ended September 30, 1995, the Company incurred losses from operations, primarily as a result of its investments in the development of its products and the expansion of its sales and marketing, manufacturing and administrative organizations. The Company achieved profitability in the fourth quarter of 1995 and generated a small operating income in each quarter of fiscal 1996. The Company incurred an operating loss in the first quarter of 1997. The Company intends to continue to invest significantly in research and development, and plans to operate with an operating loss or break-even results through the third quarter of 1997. There can be no assurance that the Company will achieve its operating plans or achieve profitable operations in any subsequent period.

In January 1997, the Company announced plans to divisionalize the Company along the two lines of business, audioconferencing and dataconferencing. The Company named a general manager for each division and formally restructured the Company's research and development organization into two separate divisions, reporting to each business' general manager. Business unit alignments were also made in the Company's sales, marketing and general and administrative organizations.

In March 1997, the Company entered into a joint development and marketing agreement with Minnesota Mining and Manufacturing Company (3M). Under the agreement, 3M provides $3.0 million in funding to Polycom for certain deliverables related to the development of the next generation dataconferencing product and will also provide shared technology resources for the development of future products. Polycom will grant 3M exclusive private-label rights in certain distribution channels to the products developed under this agreement. In addition, 3M received warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $7.50 per share. The warrants expire in March 1999, which may be extended until March 2000 depending on the delivery of Polycom's first product developed under the agreement.

This Report on Form 10-Q contains forward looking statements that involve risks and uncertainties, including possible fluctuations in quarterly results; the market acceptance of ShowStation and the risks associated with this emerging market; the acceptance of SoundPoint, SoundStation Premier and other new products; the manufacturing transfer of the SoundStation product line; the impact of competitive products and pricing; and the other risks detailed from time to time in the Company's SEC reports, including the Form 10-K dated March 26, 1997.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net revenues, condensed consolidated statements of operations data for the periods indicated.

                                            Three Months Ended
                                       March 31,           March 31,
                                         1997                1996
                                       ---------           ---------
Net revenues                                100%                100%
Cost of net  revenues                        54%                 46%
                                       ---------           ---------
    Gross profit                             46%                 54%
                                       ---------           ---------
Operating expenses:
  Sales and marketing                        25%                 25%
  Research and development                   21%                 21%
  General and administrative                  7%                  6%
                                       ---------           ---------
    Total operating expenses                 53%                 52%
                                       ---------           ---------

Operating income (loss)                      (7%)                 2%

Interest income, net                          3%                  0%
Other expense, net                            0%                  0%
                                       ---------           ---------
Net income (loss)                            (4%)                 2%
                                       ---------           ---------
                                       ---------           ---------

The following table sets forth net revenues by line of business for the periods indicated (amounts in thousands).

                                             Three Months Ended
                                         March 31,          March 31,
                                            1997               1996
                                         ---------          ---------
Audioconferencing:
Net revenues                             $  8,345           $  6,672
Cost of net revenues                        4,247              2,542
                                         ---------          ---------
  Gross profit                           $  4,098           $  4,130
                                         ---------          ---------
                                         ---------          ---------
  Gross margin                                 49%                62%

Dataconferencing:
Net revenues                             $  2,165           $  1,566
Cost of net revenues                        1,406              1,230
                                         ---------          ---------
  Gross profit                             $  759             $  336
                                         ---------          ---------
                                         ---------          ---------
  Gross margin                                 35%                21%


Total net revenues increased 28% from $8.2 million in the first quarter of 1996 to $10.5 million in the first quarter of 1997. Within the audioconferencing product line, net revenues increased $1.7 million or 25% to $8.3 million in the 1997 quarter. The increase is due to the impact of new products introduced in the third and fourth quarters of 1996 partially offset by the effect of the 37% price reduction on SoundStation products sold in North America, effective January 1997. However, SoundStation unit sales increased significantly in the 1997 quarter compared to the 1996 quarter, partially mitigating the impact of the price reduction. Dataconferencing net revenues increased $0.6 million or 38% from the first quarter of 1996.

Dataconferencing net revenues in 1997 include $1.0 million associated with the joint development and marketing agreement with 3M. During the first quarters of 1997 and 1996, the Company derived a substantial majority of its net revenues from sales of its SoundStation product family. No customer or reseller accounted for more than 10% of the Company's net revenues during the 1997 or 1996 periods.

International net revenues accounted for 21% of total net revenues for the first quarters of both 1997 and 1996. The Company anticipates that international sales will continue to account for a significant portion of total net revenues for the foreseeable future. However, international net revenues may fluctuate in the future as the Company introduces new products, since the Company expects to initially introduce such products in North America and also because of the additional time required for product homologation and regulatory approvals of new products in international markets. In addition, the implementation of the international price reduction for SoundStation products effective April 1997 will affect international revenues in future quarters. To the extent the Company is unable to expand international sales in a timely and cost-effective manner, the Company's business, financial condition or results of operations could be adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. To date, a substantial majority of the Company's international sales have been denominated in U.S. currency; however, the Company expects that in the future more international sales may be denominated in local currencies.

Cost of net revenues consists primarily of manufacturing costs of the Company and the Company's contract manufacturers, warranty expense and allocation of overhead expenses. Gross margin represented 46% and 54% of net revenues for the first quarters of 1997 and 1996, respectively. By product line, audioconferencing gross margin declined from 62% in the 1996 quarter to 49% in 1997, while dataconferencing gross margin increased from 21% in 1996 to 35% in 1997. The decrease in audioconferencing gross margin is primarily attributable to the North American price reduction on SoundStation products implemented in January 1997 combined with the impact of the lower margin SoundPoint product. The dataconferencing gross margin increase is entirely due to the revenue received under the 3M agreement, which had very low associated costs.

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

Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses, allocation of overhead expenses and customer service and support costs. Sales and marketing expenses were $2.7 million and $2.1 million in the first quarters of 1997 and 1996, respectively, an increase in absolute dollars of 30%. As a percent of net revenues, sales and marketing expenses remained constant at 25% in each of the quarters presented. The increase in absolute dollars was primarily related to the expansion of the Company's sales and marketing organization, particularly the increase in spending to generate direct and retail channel sales. The Company expects to continue to increase its sales and marketing expenses in absolute dollar amounts in an effort to expand North American and international markets, market new products and establish and expand distribution channels. In particular, due to the innovative nature of the ShowStation products, the Company has incurred significant expenses to develop a sales presence for the ShowStation product and believes it will be required to incur significant additional expenses for sales and marketing, including advertising, to educate potential customers as to the desirability of ShowStation. In addition, the Company is continuing to invest in the market launch of its new SoundPoint and SoundStation Premier product lines and expects to make a significant investment in advertising and product promotion for all product lines.

Research and development expenses consist primarily of compensation costs, consulting fees, allocation of overhead expense, supplies, depreciation of equipment and product marketing expenses. Research and development expenses were $2.2 million and $1.8 million for the first quarters of 1997 and 1996, respectively, representing 21% of net revenues in each period. The increase in the dollar amount of research and development expenses was primarily attributable to increased staffing and associated support to expand and enhance the Company's product lines. The Company believes that technological leadership is critical to its success and is committed to continuing a high level of research and development, especially in the development of the planned next generation ShowStation product. Consequently, the Company intends to increase its research and development expenses in absolute dollars in the future.

General and administrative expenses consist of compensation costs, allocation of overhead expense and outside legal and accounting expenses. General and administrative expenses were $0.7 million and $0.5 million for the first quarters of 1997 and 1996, respectively, representing 7% and 6% of net revenues for each respective period. The increase in dollar amount was primarily due to increased staffing, including the hiring of a president, to support the Company's growth and increased focus in both the audioconferencing and dataconferencing divisions. The Company believes that its general and administrative expenses will increase in absolute dollar amounts in the future primarily as a result of expansion of the Company's administrative staff and costs related to being a public company.

Interest income consists of interest earned on the Company's cash equivalents and short-term investments. In the first quarter of 1996, interest income is reported net of interest expense on the Company's bank debt facilities. The increase in interest income, net, in the first quarter of 1997 over the same period of 1996 is primarily due to the increase in the Company's cash equivalents and short-term investments as a result of its initial public offering in the second quarter of 1996. In addition, no interest expense was incurred in the first quarter of 1997.

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The Company expects to incur operating losses or break-even results through the third quarter of 1997 and consequently expects to incur minimal federal and state income taxes in 1997. As of December 31, 1996, the Company had approximately $6.4 million in federal net operating loss carryforwards and $790,000 in tax credit carryforwards. The future utilization of the Company's net operating loss carryforwards may be subject to certain limitations upon certain changes in ownership. The Company believes that its initial public offering on April 29, 1996 triggered a change in ownership pursuant to the Internal Revenue Code of 1986, as amended, such that the annual limitation for utilization of federal net operating loss carryforwards will be approximately $7.1 million.

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance on a quarterly basis. At such time it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

The Company's net revenues have grown primarily through increased market acceptance of its established audioconferencing product line, new product introductions and, to a lesser extent, through the expansion of the Company's North American and international distribution networks. While the Company has experienced growth in net revenues in recent quarters, it does not believe that the historical growth rates in net revenues will be sustainable or indicative of future operating results. For example, the Company believes that the 37% price reduction in the North American list price of its SoundStation product line, effective December 1996 for resellers and January 1997 for end user customers, negatively impacted the Company's net revenues and gross margins in the first quarter of 1997 and will continue to negatively impact net revenues and gross margins throughout 1997. In addition, the Company reduced its international list prices for the SoundStation products by approximately 30% effective in April 1997. The Company expects that gross margins will continue to be negatively affected in the future as a result of several factors, including low to negative gross margins for the Company's first-generation ShowStation dataconferencing products, the reduction in the list prices of the SoundStation product line, the introduction of the lower margin SoundPoint desktop product line and continuing competitive price pressure in the audioconferencing and dataconferencing markets. Although price reductions have been driven by the Company's desire to expand the market for its products, and the Company expects that in the future it may further reduce prices or introduce new products that carry lower margins in order to further expand the market or to respond to competitive pricing pressures, there can be no assurance that such actions by the Company will expand the market for its products or be sufficient to meet competitive pricing pressures. In addition, the Company's limited operating history and limited resources, among other factors, make the prediction of future operating results difficult if not impossible.

In the past the Company has experienced delays from time to time in the introduction of certain new products and enhancements and expects that such delays may occur in the future. For instance, the introduction of ShowStation was delayed by approximately eighteen months from the originally anticipated date of introduction because of unforeseen technical challenges and difficulties in building core technologies and, for approximately six weeks in the first quarter of 1996, shipments were interrupted in order to correct software and other technical problems identified by initial customers. In addition, SoundStation Premier first customer shipments were delayed from its original shipment target of September 1996 to November 1996 due to engineering issues. Any similar delays could have a material adverse effect on the Company's results of operations.

The Company's operating results have fluctuated in the past and may fluctuate in the future as a result of a number of factors, including market acceptance of the ShowStation products and other new product introductions and product enhancements by the Company or its competitors, the prices of the Company's or its competitors' products, the mix of products sold, the mix of products sold directly and through resellers, fluctuations in the level of international sales, the cost and availability of components, manufacturing costs, the level of warranty claims, changes in the Company's distribution network, the level of royalties to third parties and changes in general economic conditions. In addition, competitive pressure on pricing in a given quarter could adversely affect the Company's operating results for such period, and such price pressure over an extended period could materially adversely affect the Company's long-term profitability. The Company's ability to maintain or increase net revenues will depend upon its ability to increase unit sales volumes of its SoundStation, SoundStation Premier and SoundPoint families of audioconferencing products and the dataconferencing line of products, currently comprised of the ShowStation product, and any new products or product enhancements. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, introduce and sell new products or reduce its costs as a percentage of net revenues.

The Company typically ships products within a short time after receipt of an order, does not usually have a significant backlog and backlog fluctuates significantly from period to period. As a result, backlog at any point in time is not a good indicator of future net revenues and net revenues for any particular quarter cannot be predicted with any degree of accuracy. Accordingly, the Company's expectations for both short- and long-term future net revenues are based in large part on its own estimate of future demand and not on firm customer orders. In addition, the Company has in the past received orders and shipped a substantial percentage of the total products sold during a particular quarter in the last several weeks of the quarter. In some cases, these orders have consisted of distributor stocking orders and the Company has from time to time provided special incentives for distributors to purchase more than the minimum quantities required under their agreements with the Company. Therefore, the Company has been uncertain, even during most of the quarter, what level of revenues it will achieve in the quarter and the impact that distributor stocking orders will have on revenues and gross margins in that quarter and subsequent quarters. In addition, because a substantial percentage of product sales occur at the end of the quarter, product mix and therefore gross margins are difficult to predict. The Company anticipates that this pattern of sales will continue in the future. Expense levels are based, in part, on these estimates and, since the Company is limited in its ability to reduce expenses quickly if orders and net revenues do not meet expectations in a particular period, operating results would be adversely affected. In addition, a seasonal demand may develop for the Company's products in the future. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $20.6 million. Additionally, as of March 31, 1997, the Company had a $4.0 million revolving bank line of credit from Silicon Valley Bank which expired on April 15, 1997. The Company is currently negotiating with the bank to establish a new line of credit; however, there can be no assurance that these negotiations will be successful.

The Company generated $1.4 million in cash from operating activities for the three months ending March 31, 1997. Cash was generated primarily from the reduction of accounts receivable through increased collection efforts and higher accounts payable levels, partially offset by increases in inventories, prepaid expenses and deposits.

Investing activities generated $1.0 million of net cash for the first quarter of 1997. Net proceeds of $1.6 million from the sale and maturity of short-term investments were partially offset by fixed asset acquisitions of $653,000. Financing activities in the first quarter of 1997 provided $225,000 of net cash from the issuance of common stock under employee stock plans.

The Company's material commitments consist of obligations under its revolving bank line of credit, operating leases and a $100,000 stand-by letter of credit which has been issued to guarantee certain of the Company's contractual obligations. The Company estimates that 1997 capital expenditures will total approximately $4.5 million.

The Company believes that its available cash will be sufficient to meet the Company's operating expenses and capital requirements though at least December 31, 1997. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive. The Company's future liquidity and cash requirements will depend on numerous factors, including introduction of new products and potential product family or technology acquisitions.

PART II  OTHER INFORMATION

Item 5.  OTHER INFORMATION

         Robert Lien, Vice President, Worldwide Sales and Service, resigned his position with the Company effective March 31, 1997. The Company has begun a search for a new Vice President, Worldwide Sales and Service.

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  List of Exhibits

NUMBER                           EXHIBIT
------   -------------------------------------------------------------------
10.1 (1) Stock Pledge Agreement and Note Secured by Stock Pledge Agreement, each dated March 17, 1997

10.2 (1) Joint Marketing and Development Agreement dated March 28, 1997, by and between Polycom, Inc. and Minnesota Mining and Manufacturing Company

11.1     Computation of Net Income (Loss) per Common and Common Equivalent
         Share

  27     Financial Data Schedule

(1) Confidential treatment requested as to certain portions of these documents.


    (b) Report on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 30, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1394, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 13, 1997                         POLYCOM, INC.



                                       /s/ Michael R. Kourey
                                       ---------------------
                                       Michael R. Kourey
                                       Chief Financial Officer
                                       (Duly Authorized Officer and Principal
                                       Financial and Accounting Officer)