Form 10-Q
period 1997-06-29
POLYCOM INC
filed 1997-08-13
CIK 1010552

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

 _X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                     FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997

                                          or

 ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from ___________ to ___________


                                COMMISSION FILE NUMBER     0-27130

                                     POLYCOM, INC.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)


           DELAWARE                                          94-3128324
 -------------------------------                      ----------------------
 (State or other jurisdiction of                         (I.R.S. employer
  incorporation or organization)                      identification number)

2584 JUNCTION AVENUE,  SAN JOSE, CA.                         95134-1902
---------------------------------------               ----------------------
(Address of principal executive offices)                     (Zip Code)


   (Registrant's telephone number, including area code, is (408) 474-2900)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes  _X_         No ____

There were 19,172,594 shares of the Company's Common Stock, par value $.0005, outstanding on August 8, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    POLYCOM, INC.

                                        INDEX

                                 REPORT ON FORM 10-Q
                         FOR THE QUARTER ENDED JUNE 30, 1997


                                                                      Page
                                                                     Number
                                                                     ------

PART I    FINANCIAL INFORMATION

  Item 1  Financial Statements:

          Condensed Consolidated Balance Sheets as of June 30, 1997
          and December 31, 1996.......................................... 3

          Condensed Consolidated Statements of Operations for the
          Three and Six Month Periods Ended June 30, 1997 and
          June 30, 1996.................................................. 4

          Condensed Consolidated Statements of Cash Flows for the Six
          Month Periods Ended June 30, 1997 and June 30, 1996............ 5

          Notes to Condensed Consolidated Financial Statements........... 6

  Item 2  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................... 9

PART II   OTHER INFORMATION

          Item 1 - Legal Proceedings.................................... 17
          Item 2 - Change in Securities................................. 17
          Item 3 - Default Upon Senior Securities....................... 17
          Item 4 - Submission of Matters to a Vote of Security Holders.. 17
          Item 5 - Other Information.................................... 17
          Item 6 - Exhibits and Reports on Form 8-K..................... 17

SIGNATURE............................................................... 18

PART 1                        FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 POLYCOM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                    June 30,    December 31,
                                                      1997         1996
                                                  -----------   ------------
                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                       $ 14,905       $  9,548
  Short-term investments                             5,003         10,101
  Accounts receivable, net of allowance for
    doubtful accounts of $442 at June 30, 1997
    and $443 at December 31, 1996                    5,241          6,965
  Inventories                                        8,197          7,458
  Other current assets                               1,050            384
                                                  --------       --------
    Total current assets                            34,396         34,456
Fixed assets, net                                    3,457          3,164
Other assets                                           367            100
                                                  --------       --------
      Total assets                                $ 38,220       $ 37,720
                                                  --------       --------
                                                  --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $  5,610       $  4,307
  Accrued and other current liabilities              2,187          2,192
                                                  --------       --------
    Total current liabilities                        7,797          6,499
                                                  --------       --------
Stockholders' equity:
  Common stock                                          10             10
  Additional paid-in capital                        42,799         42,521
  Notes receivable from stockholders                   (19)           (29)
  Accumulated deficit                              (12,367)       (11,281)
                                                  --------       --------
    Total stockholders' equity                      30,423         31,221
                                                  --------       --------
      Total liabilities and stockholders' equity $  38,220      $  37,720
                                                  --------       --------
                                                  --------       --------


   The accompanying notes are an integral part of these financial statements.

                                     POLYCOM, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       Three Months Ended    Six Months Ended
                                       June 30,  June 30,   June 30,  June 30,
                                         1997      1996       1997     1996
                                       -------    ------     -------  -------

Net revenues                           $11,500    $9,250     $22,010  $17,488
Cost of net revenues                     6,148     4,287      11,801    8,059
                                       -------    ------     -------  -------
    Gross profit                         5,352     4,963      10,209    9,429
                                       -------    ------     -------  -------

Operating expenses:
  Sales and marketing                    2,704     2,199       5,386    4,270
  Research and development               2,380     2,023       4,601    3,793
  General and administrative               763       540       1,453    1,038
  Acquisition expenses                     340         -         340        -
                                       -------    ------     -------  -------
    Total operating expenses             6,187     4,762      11,780    9,101
                                       -------    ------     -------  -------

Operating income/(loss)                   (835)      201      (1,571)     328

Interest income, net                       270       200         552      224
Other expense, net                          47        12          67       29
                                       -------    ------     -------  -------
Net income/(loss)                      $  (612)   $  389     $(1,086) $   523
                                       -------    ------     -------  -------
                                       -------    ------     -------  -------

Net income/(loss) per share            $ (0.03)   $ 0.02     $ (0.06) $  0.03
                                       -------    ------     -------  -------
                                       -------    ------     -------  -------

Weighted average shares outstanding     19,043    18,975      19,001   18,069
                                       -------    ------     -------  -------
                                       -------    ------     -------  -------


   The accompanying notes are an integral part of these financial statements.

                                     POLYCOM, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                     (IN THOUSANDS)

                                                                   Six Months Ended
                                                                 June 30,     June 30,
                                                                   1997         1996
                                                                 -------     --------
Cash flows from operating activities:
Net income/(loss)                                                $(1,086)   $     523
 Adjustments to reconcile net income/(loss) to net cash
     provided by/(used in) operating activities:
  Depreciation and amortization                                      874          726
  Provision for excess and obsolete inventories                      412          164
 Changes in assets & liabilities:
   Accounts receivable                                             1,724       (2,110)
   Inventories                                                    (1,151)      (1,848)
   Prepaid expenses and other assets                                (933)        (100)
   Accounts payable                                                1,303        1,182
   Accrued and other liabilities                                      (5)         365
                                                                 -------    ---------
Net cash provided by/(used in) operating activities                1,138       (1,098)
                                                                 -------    ---------
Cash flows from investing activities:
   Acquisition of fixed assets                                    (1,167)        (315)
   Proceeds from sale and maturity of short term investments       7,353       83,929
   Purchases of short term investments                            (2,255)    (101,773)
                                                                 -------    ---------
Net cash provided by/(used in) investing activities                3,931      (18,159)
                                                                 -------    ---------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                             -        1,824
   Repayment of notes payable and capital leases                       -       (4,816)
   Proceeds from issuance of common stock, net of repurchases        278       20,078
   Proceeds from repayment of notes receivable from stockholders      10           60
                                                                 -------    ---------
Net cash provided by financing activities                            288       17,146
                                                                 -------    ---------
Net increase/(decrease) in cash and cash equivalents               5,357       (2,111)
Cash and cash equivalents, beginning of year                       9,548        3,539
                                                                 -------    ---------
Cash and cash equivalents, end of period                         $14,905    $   1,428
                                                                 -------    ---------
                                                                 -------    ---------
Supplemental disclosure of cash flow information:
 Cash paid for interest                                          $     -    $     101
Supplemental schedule of noncash investing and financing:
 Fixed assets financed by notes payable                          $     -    $     329
 Common stock issued for notes from shareholders                 $     -    $      17

   The accompanying notes are an integral part of these financial statements.

                                    POLYCOM, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1. BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 1997 and the condensed consolidated statements of operations for the three and six month periods ending June 30, 1997 and 1996 and condensed consolidated statements of cash flows for the six month periods ending June 30, 1997 and 1996, have been prepared by the Company without audit.

The preparation of financial statements in conformity with United States' generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Report on Form 10-K dated March 26, 1997, as amended on May 6, 1997, and filed with the Securities and Exchange Commission.

The Company uses a 52-53 week fiscal year. Each reporting period ends on the last Sunday of a month. As a result, a fiscal year may not end as of the same day as the calendar period. For convenience of presentation, the accompanying consolidated financial statements have been shown as ending on June 30 and December 31 of each applicable period.

This Report on Form 10-Q contains forward looking statements that involve risks and uncertainties, including possible fluctuations in quarterly results; the market acceptance of ShowStation and the risks associated with this emerging market; the acceptance of SoundPoint, SoundStation Premier and other new products; the timely launch of the color ShowStation product; the success of the manufacturing transfer of the SoundStation Premier product line; the impact of competitive products and pricing; the completion of the potential merger with ViaVideo Communications, Inc. and the risks associated with integrating the two companies; the profitability of the videoconferencing division; and the other risks detailed from time to time in the Company's SEC reports, including the Form 10-K dated March 26, 1997, as amended on May 6, 1997, and the Form 10-Qs.

2. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out ("FIFO") method. Inventories consisted of the following (in thousands):

                                           June 30,      Dec 31,
                                               1997         1996
                                               ----         ----
               Raw Materials              $  2,693     $  3,252
               Finished Goods                5,504        4,206
                                          --------     --------
                                          $  8,197     $  7,458
                                          --------     --------
                                          --------     --------

3. BANK LINE OF CREDIT

On July 11, 1997, the Company signed an agreement with Silicon Valley Bank for a $5.0 million bank revolving line of credit which replaces the line of credit that expired on April 15, 1997 but was extended until July 31, 1997. Borrowings under the line are unsecured and bear interest at the bank's prime rate (currently 8.5%). Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, equity distributions, financial guarantees, business combinations and other related items. The line expires in July 1999.

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

5. PER SHARE INFORMATION

Net income/(loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options, using the treasury stock method. Common stock issued under a stock option plan which are subject to repurchase are excluded from shares issued in the computation of net loss per share as their effect is antidilutive.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No.
128). SFAS No. 128 establishes a different method of computing net income/(loss) per share than is currently required under Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income/(loss) per share and diluted net income/(loss) per share. Basic and diluted net loss per share is expected to approximate the currently presented net loss per share. However, basic net income per share is expected to be higher than net income per share as currently computed because the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable to the currently presented net income per share. The Company will adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income/(loss) per share data will be restated to conform to the provisions of SFAS No. 128.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The impact of adopting SFAS No. 130, which is effective for the Company in 1998, has not been determined.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998 and the impact of adoption has not been determined.

7. FIRST AGREEMENT WITH 3M

In March 1997, the Company entered into a joint marketing and development agreement with Minnesota Mining and Manufacturing Company (3M). Under the agreement, 3M provides $3.0 million in funding to Polycom for certain deliverables related to the development of dataconferencing products and may also provide shared technology resources for the development of future products. Polycom will grant 3M exclusive private-label rights in certain distribution channels to the products developed under this agreement subject to certain minimum volumes. In addition, 3M received warrants to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $7.50 per share. The warrants expire in March 1999, which may be extended until March 2000 depending on the delivery of Polycom's first product developed under the agreement.

8. SECOND AGREEMENT WITH 3M

In June 1997, the Company entered into a second joint marketing and development agreement with Minnesota Mining and Manufacturing Company (3M). Under this agreement, 3M provides $2.5 million in funding to Polycom for certain deliverables related to the development of videoconferencing products and may also provide shared technology resources for the development of future products. Polycom will grant 3M exclusive private-label rights in certain distribution channels to the products developed under this agreement.

9. RELATED PARTY TRANSACTION

In March 1997, the Company loaned $250,000 to an officer of the Company under the terms of a note receivable which is due in March 2002. The note is secured by shares of the Company's stock owned by the officer.

10. LEASE COMMITMENTS

On May 12, 1997, the Company entered into a three year operating lease for 19,890 square feet of a building in Livermore, California. The space is being used as the Company's distribution and repair center. The lease associated with this building will expire on May 31, 2000 and the minimum annual payments under this lease are as follows: 1997 - $69,615; 1998 - $126,302; 1999 - $138,235; 2000 - $59,670.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Polycom Inc. ("Polycom" or "the Company") was incorporated in December 1990 to develop, manufacture and market audioconferencing and dataconferencing products that facilitate meetings at a distance. The Company was engaged principally in research and development from inception through September 1992, when it began volume shipments of its first audioconferencing product, SoundStation. The Company's audioconferencing products include SoundStation, SoundStation EX, SoundStation Premier (introduced in November
1996) and SoundPoint, a desktop audioconferencing product introduced in September 1996. The Company began shipping its first dataconferencing product, ShowStation, in November 1995. The Company markets its products domestically and internationally through a direct sales force and a network of value-added resellers (VARs), original equipment manufacturers (OEMs) and retail channels. Through June 30, 1997, the Company has derived a substantial majority of its net revenues from sales of its SoundStation products. The Company anticipates that sales of its SoundStation product line will continue to account for a substantial majority of net revenues at least through the year ending December 31, 1997. Any factor adversely affecting the demand or supply for the SoundStation product line could materially adversely affect the Company's business, financial condition, cash flows or results of operations.

    From inception through the nine month period ended September 30, 1995, the Company incurred losses from operations, primarily as a result of its investments in the development of its products and the expansion of its sales and marketing, manufacturing and administrative organizations. The Company achieved profitability in the fourth quarter of 1995 and generated a small operating income in each quarter of fiscal 1996. The Company incurred an operating loss in the first and second quarters of 1997. The Company intends to continue to invest significantly in research and development, and plans to operate with an operating loss or break-even results, excluding acquisition expenses, through the third quarter of 1997. There can be no assurance that the Company will achieve its operating plans or achieve profitable operations in any subsequent period.

    In January 1997, the Company announced plans to divisionalize the Company along the two lines of business, audioconferencing and dataconferencing. The Company named a general manager for each division and formally restructured the Company's research and development organization into two separate divisions, reporting to each business' general manager. Business unit alignments were also made in the Company's sales, marketing and general and administrative organizations. In the second quarter of 1997, business unit alignments were also made in the manufacturing organization. In June of 1997, the Company announced an agreement to acquire ViaVideo Communications Inc. ("ViaVideo"), a company based in Austin, Texas, dedicated to the development of videoconferencing equipment. This acquisition, if completed, is expected to establish the Company in the videoconferencing market and will form the Company's third division. As of this date the merger is still pending. See the discussion below for further details on this transaction.

    In March 1997, the Company entered into a joint marketing and development agreement (the "First Agreement") with Minnesota Mining and Manufacturing Company (3M). Under the agreement, 3M provides $3.0 million in funding to Polycom for certain deliverables related to the development of the next generation dataconferencing product and will also provide shared technology resources for the development of future products. Polycom will grant 3M exclusive private-label rights in certain distribution channels to the products developed under this agreement subject to certain minimum volumes.
In addition, 3M received warrants to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $7.50 per share. The warrants expire in March 1999, which may be extended until March 2000 depending on the delivery of Polycom's first product developed under the agreement. Through the first six months of 1997, the Company has received, and recorded as revenue, $2.0 million related to this agreement. There can be no assurance that the Company will receive the final $1.0 million from 3M under the First Agreement in the current quarter or ever.

    In June 1997, the Company entered into a second joint marketing and development agreement with (3M)(the "Second Agreement"). Under this agreement, 3M provides $2.5 million in funding to Polycom for certain deliverables related to the development of videoconferencing products and may also provide shared technology resources for the development of future products. Polycom will grant 3M exclusive private-label rights in certain distribution channels to the products developed under this agreement.

    As mentioned above, in June 1997 the Company signed an agreement under which Polycom may acquire ViaVideo Communications, Inc. This acquisition of ViaVideo, a development stage company with its initial videoconferencing product under development, is intended to add a videoconferencing product and engineering team to Polycom's audioconferencing and dataconferencing product portfolio.

    Under the terms of the agreement, 9.7 million shares of Polycom common stock, plus up to an additional 300,000 shares based on future option grants by ViaVideo, will be exchanged for all outstanding shares and options of ViaVideo. Depending on the average price of Polycom's shares during a specified period preceding the acquisition, the total number of Polycom shares to be issued may be reduced so in no event will the total acquisition consideration exceed $90 million. The transaction will be accounted for as a pooling of interests and will qualify as a tax-free reorganization. The transaction is expected to be completed during the fourth quarter of 1997 or the first quarter of 1998 and is subject to various conditions which include first customer shipment by ViaVideo of its initial videoconferencing system no later than March 31, 1998 and Polycom's share price preceding the acquisition to be at or above $3.00 per share. There can be no guarantee that ViaVideo will meet the required milestones, that the shareholders will approve the merger or of market acceptance and future profitability of this business.

    This Report on Form 10-Q contains forward looking statements that involve risks and uncertainties, including possible fluctuations in quarterly results; the market acceptance of ShowStation and the risks associated with this emerging market; the acceptance of SoundPoint, SoundStation Premier and other new products; the timely launch of the color ShowStation product; the success of the manufacturing transfer of the SoundStation Premier product line; the impact of competitive products and pricing; the completion of the planned merger with ViaVideo Communications, Inc. and the risks associated with integrating the companies; the profitability of the videoconferencing division; and the other risks detailed from time to time in the Company's SEC reports, including the Form 10-K dated March 26, 1997, as amended on May 6, 1997 and the Form 10-Qs.

RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of net revenues, condensed consolidated statements of operations data for the periods indicated.

                                          Three Months Ended          Six Months Ended
                                         June 30,     June 30,       June 30,     June 30,
                                          1997          1996           1997         1996
                                         --------    --------        -------      --------
Net revenues                               100%        100%            100%         100%
Cost of net revenues                        53%         46%             54%          46%
                                          -----       -----           -----        -----
    Gross profit                            47%         54%             46%          54%
                                          -----       -----           -----        -----

Operating expenses:
  Sales and marketing                       23%         24%             24%          24%
  Research and development                  21%         22%             21%          22%
  General and administrative                 7%          6%              7%           6%
  Acquisition expenses                       3%          0%              2%           0%
                                          -----       -----           -----        -----
    Total operating expenses                54%         52%             54%          52%
                                          -----       -----           -----        -----

Operating income/(loss)                     (7%)         2%             (7%)          2%

Interest income, net                         2%          2%              3%           1%
Other expense, net                           0%          0%              0%           0%
                                          -----       -----           -----        -----
Net income/(loss)                           (5%)         4%             (5%)          3%
                                          -----       -----           -----        -----
                                          -----       -----           -----        -----

    The following table sets forth net revenues by line of business for the periods indicated (amounts in thousands).

                                          Three Months Ended          Six Months Ended
                                         June 30,     June 30,       June 30,     June 30,
                                          1997          1996           1997         1996
                                         --------    --------        -------      --------
Audioconferencing:
Net revenues                              $9,421      $8,585         $17,766       $15,257
Cost of net revenues                       4,738       3,348           9,004         5,890
                                         -------     -------         -------      --------
  Gross profit                            $4,683      $5,237         $ 8,762       $ 9,367
                                         -------     -------         -------      --------
                                         -------     -------         -------      --------
  Gross margin %                             50%         61%             49%           61%

Dataconferencing:
Net revenues                              $2,079      $  665         $ 4,244       $ 2,231
Cost of net revenues                       1,410         939           2,797         2,169
                                         -------     -------         -------      --------
  Gross profit                            $  669      $ (274)        $ 1,447       $    62
                                         -------     -------         -------      --------
                                         -------     -------         -------      --------
  Gross margin %                             32%        (41%)            34%            3%


NET REVENUES

    Total net revenues were $11.5 million in the second quarter of 1997 compared to $9.3 million in the second quarter of 1996, an increase of 24%. Within the audioconferencing product line, net revenues were $9.4 million in the second quarter of 1997, an increase of $0.8 million, or 10%, when compared to the same period for 1996. The increase is due to the impact of unit sales growth of the SoundStation product as well as the SoundPoint product and SoundStation Premier introduced in the third and fourth quarters of 1996, respectively. This was partially offset by a 37% price reduction on SoundStation product sold in North America effective January 1997 and a 30% price reduction on international SoundStation sales effective April 1997. Dataconferencing net revenues in the second quarter of 1997 increased $1.4 million, or 213%, when compared to the second quarter of 1996. However, much of the increase in dataconferencing net revenues was due to a $1.0 million payment associated with the joint marketing and development agreement with 3M.

    For the first six months of 1997, total net revenues were $22.0 million, an increase of $4.5 million or 26% compared to the same period in 1996. The audioconferencing net revenues for the first six months of 1997 were up $2.5 million, or 16%, when compared to the first six months of 1996. This increase was due to the introduction of the new product lines in this division which was partially offset by the price reductions for the SoundStation product line. For the first six months of 1997, SoundStation unit sales increased 29% over the same period in 1996, offsetting the impact of the price reduction. Dataconferencing revenues were $4.2 million for the first six months of 1997 versus $2.2 million in the first six months of 1996. This increase was due primarily to the First Agreement with 3M.
Additionally, product revenue increases internationally offset product revenue decreases in North America.

    During the second quarters of 1997 and 1996 and for the first six months of 1997 and 1996, the Company derived a substantial majority of its net revenues from sales of its SoundStation product family. However, no customer or reseller accounted for more than 10% of the Company's net revenues during these same periods for either 1997 or 1996. Further, the Company received, and recorded as revenue, $2.0 million under the First 3M Agreement over the first six months of 1997. There can be no assurance that the Company will receive the final $1.0 million payment in the current quarter or ever.

    International net revenues for the second quarter and for the first six months of 1997 accounted for 22% of total net revenues for the Company, up slightly from the comparable periods in 1996. The Company anticipates that international sales will continue to account for a significant portion of total net revenues for the foreseeable future. However, international net revenues may fluctuate in the future as the Company introduces new products, since the Company expects to initially introduce such products in North America and also because of the additional time required for product homologation and regulatory approvals of new products in international markets. In addition, the implementation of the international price reduction for SoundStation products effective April 1997 will affect international revenues in future quarters. To the extent the Company is unable to expand international sales in a timely and cost-effective manner, the Company's business, financial condition or results of operations could be adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. To date, a substantial majority of the Company's international sales have been denominated in U.S. currency, however, the Company expects that in the future more international sales may be denominated in local currencies.

COST OF NET REVENUES

    Cost of net revenues consists primarily of the Company's manufacturing organization, contract manufacturers, tooling depreciation, warranty expense and allocation of overhead expenses. The cost of net revenues represented 53% and 46% of net revenues for the second quarters of 1997 and 1996, respectively. By division, audioconferencing cost of net revenues was 50% in the second quarter of 1997 versus 39% in the 1996 second quarter, while dataconferencing cost of net revenues was 68% in the second quarter of 1997 compared to 141% in the second quarter of 1996. The increase in audioconferencing cost of net revenue percentage is primarily attributable to the SoundStation price reduction implemented in North America in January 1997 and in the International regions in April 1997. Additionally, the introduction of a lower margin audio product contributed to the higher cost of net revenues percentage. In the dataconferencing division, the decrease in the cost of net revenues percentage is primarily due to the revenue received under the 3M agreement, which had very low associated costs, partially offset by an inventory write down associated with managing the end of life cycle for the initial ShowStation product.

    For the first six months of 1997 the cost of net revenues percentage was 54%, compared to 46% for the same period in 1996. The audioconferencing cost of net revenues was 51% in the first six months of 1997 versus 39% in the first six months of 1996. This increase was due to the price reductions in the SoundStation product family mentioned above as well as the introduction of a lower margin audio product in the third quarter of 1996. The dataconferencing cost of net revenues was 66% in the first six months of 1997 versus 97% in the same period of 1996. This decrease was due primarily to the revenues received under the First Agreement with 3M.

    The Company's historical price reductions have been driven by the Company's desire to expand the market for its products, and the Company may further reduce prices or introduce new products that carry higher costs in order to further expand the market or to respond to competitive pricing pressures, although there can be no assurance that such actions by the Company will expand the market for its products or be sufficient to meet competitive pricing pressures. In the future, the cost of net revenue percentage may be affected by price competition and changes in unit volume, product cost and warranty expenses. The cost of net revenues percentage may also be impacted by the mix of distribution channels used by the Company, the mix of products sold and the mix of International versus North American revenues. The Company typically realizes lower cost of net revenue percentages on direct sales than on sales through indirect channels and lower cost of net revenues percentage on international revenues than on North American revenues. If sales through resellers, especially OEMs, increase as a percentage of total revenues, the Company's cost of net revenues percentage will be adversely impacted.

    In June of 1997, the Company began manufacturing products at a manufacturing contractor based in Thailand. The Company expects that this change will lower manufacturing costs, although there can be no guarantee that this will occur. In July of 1997, the Company moved its distribution and product repair center to a new location in Livermore, California. This move is expected to provide the Company with better control over its distribution and repair activities and may improve overall warranty and service costs, although there are no assurances that this will happen.

SALES AND MARKETING EXPENSES

                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                        ------------------                  ----------------
                                   JUNE 30,  JUNE 30,    INCREASE/      JUNE 30,  JUNE 30,    INCREASE/
$  IN THOUSANDS                        1997      1996   (DECREASE)          1997      1996   (DECREASE)
---------------                        ----      ----   ----------          ----      ----   ----------
Expenses                             $2,704    $2,199        23.0%        $5,386    $4,270        26.1%

% of Net Revenues                     23.5%     23.8%        (0.3%)        24.5%     24.4%         0.1%


    Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses, allocation of overhead expenses and customer service and support costs. The increase in expenses of the second quarter of 1997 compared to the second quarter of 1996 was primarily related to the expansion of the Company's sales and marketing organizations, particularly in the international and retail sales channels. An increase in advertising and promotions also contributed to the overall increase. For the first six months of 1997 compared to the same period for 1996, the increase was due to the expansion of the marketing organization and the sales effort in the international regions, particularly Europe and Asia Pacific.

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

RESEARCH AND DEVELOPMENT EXPENSES

                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                        ------------------                  ----------------
                                   JUNE 30,  JUNE 30,    INCREASE/      JUNE 30,  JUNE 30,    INCREASE/
$  IN THOUSANDS                        1997      1996   (DECREASE)          1997      1996   (DECREASE)
---------------                        ----      ----   ----------          ----      ----   ----------

Expenses                             $2,380    $2,023        17.6%        $4,601    $3,793        21.3%

% of Net Revenues                     20.7%     21.9%        (1.2%)        20.9%     21.7%        (0.8%)


    Research and development expenses consist primarily of compensation costs, consulting fees, allocation of overhead expense, supplies and depreciation. The expense increases for the second quarter of 1997 versus the second quarter of 1996 and for the first six months of 1997 compared to the same period of 1996 were primarily attributable to increased staffing and associated support to expand and enhance the Company's product lines, particularly in the dataconferencing division.

    The Company believes that technological leadership is critical to its success and is committed to continuing a high level of research and development, especially in the development of the planned next generation ShowStation product. Consequently, the Company intends to increase its research and development expenses in absolute dollars in the future.

GENERAL AND ADMINISTRATIVE EXPENSES

                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                        ------------------                  ----------------
                                   JUNE 30,  JUNE 30,    INCREASE/      JUNE 30,  JUNE 30,    INCREASE/
$  IN THOUSANDS                        1997      1996   (DECREASE)          1997      1996   (DECREASE)
---------------                        ----      ----   ----------          ----      ----   ----------

Expenses                               $763      $540        41.3%        $1,453    $1,038        40.0%

% of Net Revenues                      6.6%      5.8%         0.8%          6.6%      5.9%         0.7%

    General and administrative expenses consist primarily of compensation costs, outside legal and accounting expenses. The increase in dollar amount for the second quarter of 1997 when compared to the same period of 1996 was primarily due to increased staffing, including the hiring of a president, to support the Company's growth and increased focus in both the audioconferencing and dataconferencing divisions. The increase in expenses for the first six months of 1997 over the first six months of 1996 was due again to increased staffing to support the growth of the Company. The Company believes that its general and administrative expenses will increase in absolute dollar amounts in the future primarily as a result of expansion of the Company's administrative staff and costs related to being a public company.

ACQUISITION EXPENSES

    For the second quarter of 1997 and the first six months of 1997, the Company incurred expenses totaling $0.3 million related to the pending acquisition of ViaVideo Communications, Inc. A significant portion of these charges were for outside legal, accounting and consulting services. Management believes the acquisition related expenses will be less throughout the remainder of this fiscal year, however, there can be no assurances that this will happen, that the future charges will not be material or that the merger will ever be completed.

INTEREST INCOME, NET AND OTHER EXPENSES, NET

    Interest income, net consists of interest earned on the Company's cash equivalents and short-term investments net of any interest expense. For the second quarter and first six months of 1997, interest income, net increased over the same periods of 1996 due to the increase the Company's cash equivalents and short-term investments as a result of its initial public offering in the second quarter of 1996. In addition, interest expense recorded in 1997 is insignificant due to the reduction in debt after the initial public offering.

    The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The Company expects to incur operating losses or break-even results, before acquisition related expenses, through the third quarter of 1997 and consequently expects to incur minimal federal and state income taxes in 1997. As of December 31, 1996, the Company had approximately $6.4 million in federal net operating loss carryforwards and $790,000 in tax credit carryforwards. The future utilization of the Company's net operating loss carryforwards may be subject to certain limitations upon certain changes in ownership.

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

OTHER FACTORS AFFECTING FUTURE OPERATIONS

    The Company's net revenues have grown primarily through increased market acceptance of its established audioconferencing product line, new product introductions and, to a lesser extent, through the expansion of the Company's North American and International distribution networks. While the Company has experienced growth in net revenues in recent quarters, it does not believe that the historical growth rates in net revenues will be sustainable or indicative of future operating results. For example, the Company believes that the 37% price reduction in the North American list price of its SoundStation product line, effective December 1996 for resellers and January 1997 for end user customers, and the 30% price reduction for SoundStation products sold internationally effective April 1997, negatively impacted the Company's net revenues and gross margins in the second quarter and first six months of 1997 and will continue to negatively impact net revenues and gross margins throughout 1997. The Company expects that gross margins will continue to be negatively affected in the future as a result of several factors, including low to negative gross margins for the Company's first-generation ShowStation dataconferencing products, the reduction in the list prices of the SoundStation product line, the introduction of the lower margin SoundPoint desktop product line and continuing competitive price pressure in the audioconferencing and dataconferencing markets. Although price reductions have been driven by the Company's desire to expand the market for its products, and the Company expects that in the future it may further reduce prices or introduce new products that carry lower margins in order to further expand the market or to respond to competitive pricing pressures, there can be no assurance that such actions by the Company will expand the market for its products or be sufficient to meet competitive pricing pressures. In addition, the Company's limited operating history and limited resources, among other factors, make the prediction of future operating results difficult if not impossible. Further, there can be no assurance that the Company will receive the final $1.0 million payment from 3M, which would be recorded as revenue, under the First 3M Agreement in the current quarter or ever.

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

    The Company typically ships products within a short time after receipt of an order, does not usually have a significant backlog and backlog fluctuates significantly from period to period. As a result, backlog at any point in time is not a good indicator of future net revenues and net revenues for any particular quarter cannot be predicted with any degree of accuracy. Accordingly, the Company's expectations for both short- and long-term future net revenues are based in large part on its own estimate of future demand and not on firm customer orders. In addition, the Company has in the past received orders and shipped a substantial percentage of the total products sold during a particular quarter in the last several weeks of the quarter. In some cases, these orders have consisted of distributor stocking orders and the Company has from time to time provided special incentives for distributors to purchase more than the minimum quantities required under their agreements with the Company. Therefore, the Company has been uncertain, even during most of the quarter, what level of revenues it will achieve in the quarter and the impact that distributor stocking orders will have on revenues and gross margins in that quarter and subsequent quarters. In addition, because a substantial percentage of product sales occur at the end of the quarter, product mix and therefore gross margins are difficult to predict. Further, there can be no guarantee that the Company's contracted manufacturers will be able to meet product demand before the quarter ends. The Company anticipates that this pattern of sales will continue in the future. Expense levels are based, in part, on these estimates and, since the Company is limited in its ability to reduce expenses quickly if orders and net revenues do not meet expectations in a particular period, operating results would be adversely affected. In addition, a seasonal demand may develop for the Company's products in the future. Due to all of the foregoing factors, it is likely that in some future quarter the

Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.


LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1997, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $19.9 million, an increase of $0.3 million from December 31, 1996. Additionally, as of July 11, 1997, the Company re-established a $5.0 million revolving bank line of credit from Silicon Valley Bank which had previously expired on April 15, 1997.

    The Company generated $1.1 million in cash from operating activities for the first six months of 1997 versus a use of $1.1 million in cash for the same period in 1996. The improvement in cash from operating activities is due primarily to improved collections of accounts receivable, offset somewhat by a net loss in the first six months of 1997 compared to net income in the same period of 1996.

    The total net change in cash and cash equivalents for the first six months of 1997 was an increase of $5.4 million. The primary sources of cash were $1.1 million from operating activities, and net sales of investments of $5.1 million. The positive cash flow from operating activities was the result of a lower accounts receivable balance, a higher accounts payable balance, and a positive net income before non-cash items such as depreciation and increases to inventory reserves, offset by an increase in inventories and prepaid assets. The primary uses of cash during the first six months of 1997 were purchases of property, plant and equipment of $1.2 million. The Company expects to continue to purchase additional equipment throughout the remainder of 1997.

    The Company's material commitments consist of obligations under its revolving bank line of credit, operating leases and a $200,000 stand-by letter of credit which has been issued to guarantee certain of the Company's contractual obligations. The Company estimates that 1997 capital expenditures will total approximately $2.8 million.

    The Company believes that its available cash will be sufficient to meet the Company's operating expenses and capital requirements through at least December 31, 1997. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive. The Company's future liquidity and cash requirements will depend on numerous factors, including introduction of new products and potential product family or technology acquisitions.

PART II       OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

              Not Applicable

Item 2.       CHANGES IN SECURITIES

              Not Applicable

Item 3.       DEFAULTS UPON SENIOR SECURITIES

              Not Applicable

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company distributed its Definitive Proxy Statement, Proxy and Annual Report to Stockholders on or about May 13, 1997, and an Amendment to the Proxy Statement dated May 13, 1997 on or about May 21, 1997, to each stockholder of record on May 9, 1997, for its Annual Meeting of Stockholders held June 11,
              1997, (the "Annual Meeting"). At the Company's Annual Meeting, the stockholders were asked to consider three proposals.

                  The first proposal involved the election of directors. The existing Board of Directors selected six nominees, all of whom ran unopposed and all of whom were then serving as directors of the Company. The nominees of the Board, and the voting results with respect thereto, were:

              Name                             Votes For                Withheld
              ----                             ---------                --------

              Brian L. Hinman                  13,452,435               41,982
              Robert C. Hagerty                13,463,402               31,015
              Bandel Carano                    13,461,402               33,015
              Stanley J. Meresman              13,467,118               27,299
              John P. Morgridge                13,457,118               37,299
              James R. Swartz                  13,467,118               27,299


                  The second proposal concerned amendments to the Company's
              1996 Stock Incentive Plan including a 1,000,000-share increase in the number of shares of Common Stock authorized for issuance. The following numbers are the votes cast:

              For:                             10,779,724
              Against:                            518,117
              Abstentions:                         18,618
              Broker Non-Votes:                 2,177,958


                  The third and final proposal concerned the ratification of the Company's independent auditors for the fiscal year ending December 29, 1997. The following numbers are the votes cast:

              For:                             13,345,625
              Against:                             75,062
              Abstentions:                          9,708
              Broker Non-Votes:                    64,022

Item 5.       OTHER INFORMATION

              Effective July 21, 1997, Dale Bastian joined the Company as the Vice President, Worldwide Sales and Service.

Item 6        EXHIBITS AND REPORTS ON FORM 8-K

      (a)     List of Exhibits

NUMBER                                     EXHIBIT
------        ---------------------------------------------------------------
 2.1 (1)      Agreement and Plan of Reorganization by and between Polycom,
              Inc. and ViaVideo Communications, Inc., dated June 11, 1997.

10.1 (2) Joint Marketing and Development Agreement, dated June 10, 1997, by and between Polycom, Inc. and Minnesota Mining and Manufacturing Company, as amended on June 10, 1997.

11.1          Computation of Net Income/(Loss) per Common and Common Equivalent
              Share

  27          Financial Data Schedule

(1) Incorporated by reference from the Company's report on Form 8-K filed August 13, 1997.

(2) Confidential treatment requested as to certain portions of this document.

    (b) Report on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:        August 13, 1997          POLYCOM, INC.


                                  /s/ Michael R. Kourey
                                  ----------------------------------
                                  Michael R. Kourey
                                  Chief Financial Officer
                                  (Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)