Form 10-Q
period 1997-09-28
POLYCOM INC
filed 1997-11-12
CIK 1010552

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


                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997

                                          or

 ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           For the transition period from       to
                                                          ------    ------

                                COMMISSION FILE NUMBER     0-27130

                                         POLYCOM, INC.
                 ----------------------------------------------------
                (Exact name of registrant as specified in its charter)


            DELAWARE                                      94-3128324
--------------------------------                  -----------------------
(State or other jurisdiction of                       (I.R.S. employer
incorporation or organization)                     identification number)

 2584 JUNCTION AVENUE,  SAN JOSE, CA.                     95134-1902
--------------------------------------            -------------------------
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

                                            Yes  _X_         No ____

There were 19,189,370 shares of the Company's Common Stock, par value $.0005, outstanding on October 28, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    POLYCOM, INC.

                                        INDEX

                                 REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                                                                       Page
                                                                                       Number
                                                                                       ------
PART I        FINANCIAL INFORMATION
    Item 1    Financial Statements:

              Condensed Consolidated Balance Sheets as of September 30, 1997 and
              December 31, 1996.......................................................   3

              Condensed Consolidated Statements of Operations for the Three and Nine
              Month Periods Ended September 30, 1997 and September 30, 1996...........   4

              Condensed Consolidated Statements of Cash Flows for the Nine
              Month Periods Ended September 30, 1997 and September 30, 1996...........   5

              Notes to Condensed Consolidated Financial Statements....................   6

    Item 2    Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................................   9

PART II       OTHER INFORMATION

              Item 1 - Legal Proceedings..............................................   19
              Item 2 - Changes in Securities..........................................   19
              Item 3 - Defaults Upon Senior Securities................................   19
              Item 4 - Submission of Matters to a Vote of Security Holders............   19
              Item 5 - Other Information..............................................   19
              Item 6 - Exhibits and Reports on Form 8-K...............................   19

SIGNATURE.............................................................................   20

PART 1                                    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS







                                    POLYCOM, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                       Sept. 30,    December 31,
                                                          1997          1996
                                                       ---------     ----------
                                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                            $  16,664     $   9,548
  Short-term investments                                   1,752        10,101
  Accounts receivable, net of allowance for doubtful
     accounts of $438 at Sept. 30, 1997 and $443 at
     December 31, 1996                                     7,395         6,965
  Inventories                                              9,023         7,458
  Other current assets                                     1,180           384
                                                       ---------     ----------
    Total current assets                                  36,014        34,456
Fixed assets, net                                          3,647         3,164
Other assets                                                 359           100
                                                       ---------     ----------
      Total assets                                     $  40,020     $  37,720
                                                       ---------     ----------
                                                       ---------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $   6,900     $   4,307
  Accrued and other current liabilities                    2,657         2,192
                                                       ---------     ----------
    Total current liabilities                              9,557         6,499
                                                       ---------     ----------
Stockholders' equity:
  Common stock                                                10            10
  Additional paid-in capital                              42,828        42,521
  Notes receivable from stockholders                         (22)          (29)
  Accumulated deficit                                    (12,353)      (11,281)
                                                       ---------     ----------
    Total stockholders' equity                            30,463        31,221
                                                       ---------     ----------
      Total liabilities and stockholders' equity       $  40,020     $  37,720
                                                       ---------     ----------
                                                       ---------     ----------


The accompanying notes are an integral part of these financial statements.

                                    POLYCOM, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                         Three Months Ended       Nine Months Ended
                                        Sept. 30,   Sept. 30,    Sept. 30,   Sept. 30,
                                           1997         1996        1997        1996
                                         --------     -------     -------     -------
Net revenues                              $12,507     $ 9,502     $34,517     $26,990
Cost of net revenues                        6,755       4,619      18,556      12,678
                                         --------     -------     -------     -------
    Gross profit                            5,752       4,883      15,961      14,312
                                         --------     -------     -------     -------

Operating expenses:
  Sales and marketing                       2,724       2,245       8,110       6,515
  Research and development                  2,167       1,930       6,768       5,723
  General and administrative                  917         552       2,370       1,590
  Acquisition expenses                        133        -            473        -
                                         --------     -------     -------     -------
    Total operating expenses                5,941       4,727      17,721      13,828
                                         --------     -------     -------     -------

Operating income/(loss)                      (189)        156      (1,760)        484

Interest income, net                          233         292         785         516
Other expense, net                             30          23          97          52
                                         --------     -------     -------     -------

Net income/(loss)                         $    14     $   425     $(1,072)    $   948
                                         --------     -------     -------     -------
                                         --------     -------     -------     -------

Net income/(loss) per share               $  0.00     $  0.02     $ (0.06)    $  0.05
                                         --------     -------     -------     -------
                                         --------     -------     -------     -------

Weighted average shares outstanding        19,783      19,833      19,053      18,657
                                         --------     -------     -------     -------
                                         --------     -------     -------     -------


The accompanying notes are an integral part of these financial statements.

                                    POLYCOM, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (IN THOUSANDS)


                                                                          Nine Months Ended
                                                                      Sept. 30,    Sept. 30,
                                                                         1997         1996
                                                                      ---------    ---------

Cash flows from operating activities:
Net income/(loss)                                                     $  (1,072)   $    948
 Adjustments to reconcile net income/(loss) to net cash
     provided by/(used in) operating activities:
  Depreciation and amortization                                           1,354       1,112
  Provision for excess and obsolete inventories                             493         205
 Changes in assets & liabilities:
   Accounts receivable                                                     (430)      (2,669)
   Inventories                                                           (2,058)      (1,927)
   Prepaid expenses and other assets                                     (1,055)        (198)
   Accounts payable                                                       2,593         562
   Accrued and other liabilities                                            465         427
                                                                      ---------    ---------
Net cash provided by/(used in) operating activities                         290       (1,540)
                                                                      ---------    ---------
Cash flows from investing activities:
   Acquisition of fixed assets                                           (1,837)      (1,044)
   Proceeds from sale and maturity of short term investments             11,154      116,027
   Purchases of short term investments                                   (2,805)    (132,694)
                                                                      ---------    ---------
Net cash provided by/(used in) investing activities                       6,512      (17,711)
                                                                      ---------    ---------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                                    -        2,974
   Repayment of notes payable and capital leases                              -       (5,966)
   Proceeds from issuance of common stock, net of repurchases               307       19,920
   Proceeds from repayment of notes receivable from stockholders              7           60
                                                                      ---------    ---------
Net cash provided by financing activities                                   314       16,988
                                                                      ---------    ---------
Net increase/(decrease) in cash and cash equivalents                      7,116       (2,263)
Cash and cash equivalents, beginning of year                              9,548        3,539
                                                                      ---------    ---------
Cash and cash equivalents, end of period                              $  16,664    $   1,276
                                                                      ---------    ---------
                                                                      ---------    ---------
Supplemental disclosure of cash flow information:
 Cash paid for interest                                               $       -    $     108
Supplemental schedule of noncash investing and financing:
 Fixed assets financed by notes payable                               $       -    $     329
 Common stock issued for notes from shareholders                      $       -    $      17

The accompanying notes are an integral part of these financial statements.

                                    POLYCOM, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1. BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 1997 and the condensed consolidated statements of operations for the three and nine month periods ending September 30, 1997 and 1996 and condensed consolidated statements of cash flows for the nine month periods ending September 30, 1997 and 1996, have been prepared by the Company without audit.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

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

This Report on Form 10-Q contains forward looking statements that involve risks and uncertainties, including possible fluctuations in quarterly results; the market acceptance of ShowStation and the risks associated with this emerging market; the market acceptance of ViewStation, a videoconferencing product by ViaVideo Communications, Inc.; the acceptance of SoundPoint, SoundStation Premier and other new products; the timely launch of the ShowStation IP product; the success of the manufacturing transfer of the SoundStation Premier product line; the impact of competitive products and pricing; the completion of the potential merger with ViaVideo Communications, Inc. and the risks associated with integrating the two companies; the profitability of the videoconferencing division; and the other risks detailed from time to time in the Company's SEC reports, including the Form 10-K dated March 26, 1997, as amended May 6, 1997, and the Form 10-Q's.

2. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out ("FIFO") method. Inventories consisted of the following (in thousands):

                                         Sept. 30,        Dec 31,
                                             1997           1996
                                         ---------      ---------
         Raw Materials                   $  4,471       $  3,252
         Finished Goods                     4,552          4,206
                                         --------       --------
                                         $  9,023       $  7,458
                                         --------       --------
                                         --------       --------

3. BANK LINE OF CREDIT

On October 31, 1997, the Company completed an agreement with Silicon Valley Bank for a $5.0 million bank revolving line of credit. Borrowings under the line are unsecured and bear interest at the bank's prime rate (currently 8.5%). The agreement allows for an additional facility of $5.0 million upon request of Polycom and payment of associated fees. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, equity distributions, financial guarantees, business combinations and other related items. The line expires in October 1999.

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

5. PER SHARE INFORMATION

Net income/(loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options, using the treasury stock method. Common stock issued under a stock option plan which are subject to repurchase are excluded from shares issued in the year-to-date computation of net loss per share as their effect is antidilutive.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No.
128). SFAS No. 128 establishes a different method of computing net income/(loss) per share than is currently required under Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income/(loss) per share and diluted net income/(loss) per share. Basic and diluted net loss per share are expected to approximate the currently presented net loss per share. However, basic net income per share is expected to be higher than net income per share as currently computed because the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable to the currently presented net income per share. The Company will adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income/(loss) per share data will be restated to conform to the provisions of SFAS No. 128.

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

7. FIRST AGREEMENT WITH 3M

In March 1997, the Company entered into a joint marketing and development agreement with Minnesota Mining and Manufacturing Company ("3M"). Under the agreement, 3M provides $3.0 million in funding to Polycom for certain deliverables related to the development of dataconferencing products and may also provide shared technology resources for the development of future products. Through September 30, 1997, the Company recorded the $3.0 million as revenue, $1.0 million in each of the first three quarters of 1997, based on delivery of the items specified in the contract. The amounts recognized as revenue approximates the amount that would have been recognized using the percentage of completion methodology. Additionally, Polycom will grant 3M exclusive private-label rights in certain distribution channels to the products developed under this agreement subject to certain minimum volumes. Further, 3M received warrants to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $7.50 per share. The warrants expire in March 1999, which may be extended until March 2000 depending on the delivery of Polycom's first product developed under the agreement. The warrants were valued using the Black-Scholes model and were determined to have an insignificant impact for financial reporting purposes.

SECOND AGREEMENT WITH 3M

In June 1997, the Company entered into a second joint marketing and development agreement with Minnesota Mining and Manufacturing Company. Under this agreement, 3M provides $2.5 million in funding to Polycom for certain deliverables related to the development of videoconferencing products and may also provide shared technology resources for the development of future products. Polycom will grant 3M exclusive private-label rights in certain distribution channels to the products developed under this agreement. As of September 30, 1997, the Company has not recognized any revenue under this agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Polycom Inc. ( "Polycom" or "the Company") was incorporated in December 1990 to develop, manufacture and market audioconferencing and dataconferencing products that facilitate meetings at a distance. The Company was engaged principally in research and development from inception through September 1992, when it began volume shipments of its first audioconferencing product, SoundStation. As of September 30, 1997, the Company's audioconferencing product line consisted of the SoundStation, SoundStation EX, SoundStation Premier and SoundPoint. The Company began shipping its first dataconferencing product, ShowStation, in November 1995. In October 1997, Polycom announced enhancements to its audio and dataconferencing product lines and its first videoconferencing product, the ViewStation, a videoconferencing product by ViaVideo Communications, Inc., which are discussed later in this section. The Company markets its products domestically and internationally through a direct sales force and a network of value-added resellers (VARs), original equipment manufacturers (OEMs) and retail channels. Through September 30, 1997, the Company has derived a substantial majority of its net revenues from sales of its SoundStation products. The Company anticipates that sales of its SoundStation product line will continue to account for a substantial majority of net revenues at least through the year ending December 31, 1997. Any factor adversely affecting the demand or supply for the SoundStation product line could materially adversely affect the Company's business, financial condition, cash flows or results of operations.

    From inception through the nine month period ended September 30, 1995, the Company incurred losses from operations, primarily as a result of its investments in the development of its products and the expansion of its sales and marketing, manufacturing and administrative organizations. The Company achieved profitability in the fourth quarter of 1995 and generated a small operating income in each quarter of fiscal 1996. Although the Company incurred operating losses in the first, second and third quarters of 1997 and intends to continue to invest significantly in research and development, Polycom plans to generate operating income, excluding acquisition expenses, in the fourth quarter of 1997 assuming that the proposed acquisition of ViaVideo Communications, Inc. does not close in that quarter. If the proposed acquisition of ViaVideo Communications, Inc. does close in the fourth quarter of 1997, Polycom will have a significant net loss for the period due to the expected impact of ViaVideo's operating expenses, offset only marginally, if at all, by small initial net video revenues at the end of the period. There can be no assurance that the Company will achieve its operating plans or achieve profitable operations in the fourth quarter or in any subsequent period.

    In January 1997, the Company announced plans to divisionalize the Company along its two lines of business: audioconferencing and dataconferencing. The Company named a general manager for each division and formally restructured the Company's research and development organization into two separate divisions, reporting to each business' general manager. Business unit alignments were also made in the Company's sales, marketing and general and administrative organizations. In the second quarter of 1997, business unit alignments were also made in the manufacturing organization. In June 1997, the Company announced an agreement to acquire ViaVideo Communications Inc. ("ViaVideo"), a company based in Austin, Texas, dedicated to the development of videoconferencing equipment. This acquisition, if completed, is expected to establish the Company in the videoconferencing market and will form the Company's third division. As of this date, the merger is still pending. See the discussion below for further details on this transaction.

    In March 1997, the Company entered into a joint marketing and development agreement (the "First Agreement") with Minnesota Mining and Manufacturing Company ("3M"). Under the agreement, 3M provides $3.0 million in funding to Polycom for certain deliverables related to the development of the next generation dataconferencing product and will also provide shared technology resources for the development of future products. Through September 30, 1997, the Company recorded the $3.0 million as revenue, $1.0 million in each of the first three quarters of 1997, based on delivery of the items specified in the contract. The amounts recognized as revenue approximates the amount that would have been recognized using the percentage of completion methodology. Additionally, Polycom will grant 3M exclusive private-label rights in certain distribution channels to the products developed under this agreement subject to certain minimum volumes. Further, 3M received warrants to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $7.50 per share. The warrants expire in March 1999, which may be extended until March 2000 depending on the delivery of Polycom's first product developed under the agreement. The warrants were valued using the Black-Scholes model and were determined to have an insignificant impact for financial reporting purposes.

    In June 1997, the Company entered into a second joint marketing and development agreement (the "Second Agreement") with Minnesota Mining and Manufacturing Company. Under this agreement, 3M provides $2.5 million in funding to Polycom for certain deliverables related to the development of videoconferencing products and may also provide shared technology resources for the development of future products. Polycom will grant 3M exclusive private-label rights in certain distribution channels to the products developed under this agreement. As of September 30, 1997, the Company has not recognized any revenue under this agreement.

    As mentioned above, in June 1997 the Company signed an agreement under which Polycom may acquire ViaVideo Communications, Inc. This acquisition of ViaVideo, a development stage company with its initial videoconferencing product targeted to be released by the end of 1997, is intended to add a videoconferencing product and engineering team to Polycom's audioconferencing and dataconferencing product portfolio.

    Under the terms of the agreement with ViaVideo, 9.7 million shares of Polycom common stock, plus up to an additional 300,000 shares based on future option grants by ViaVideo, will be exchanged for all outstanding shares and options of ViaVideo. Depending on the average price of Polycom's shares during a specified period preceding the acquisition, the total number of Polycom shares to be issued may be reduced so in no event will the total acquisition consideration exceed $90 million. It is expected that the transaction will be accounted for as a pooling of interests and will qualify as a tax-free reorganization. The transaction is expected to be completed during the fourth quarter of 1997 or the first quarter of 1998 and is subject to various conditions which include first customer shipment by ViaVideo of its initial videoconferencing system no later than March 31, 1998 and Polycom's share price preceding the acquisition to be at or above $3.00 per share. There can be no guarantee that ViaVideo will meet the required milestones, that the shareholders will approve the merger, that there will be market acceptance of the ViaVideo videoconferencing product, that the transaction will be accounted for as a pooling of interests, that the products, technology and personnel of ViaVideo can be successfully integrated into the Company, or that the future of the business will be profitable.

    In October 1997, the Company announced a new set of data, video and audioconferencing products to add to its existing line. In the dataconferencing market, Polycom announced its new ShowStation IP product which is its next generation conference room projector. The ShowStation IP is targeted to be available in North America in December 1997 and in Europe and Asia Pacific on a country-by-country basis over the following several months. Attaining operating profitability in the fourth quarter of 1997 and beyond is dependent on meeting these targeted release dates for the ShowStation IP product. In the videoconferencing arena, Polycom introduced the new ViewStation, a videoconferencing product by ViaVideo Communications, Inc. ViewStation is targeted to be available in North America at the end of 1997 and its availability through Polycom is entirely dependent on the closing of the expected merger between Polycom and ViaVideo Communications, Inc. In the audioconferencing market, Polycom introduced the SoundStation Premier Satellite which is a unique enhanced system that works in conjunction with Polycom's SoundStation Premier conference phone. The SoundStation Premier satellite is targeted to be available in North America in December 1997. There can be no assurance that any products not yet commercially available will be available by the Company's targeted dates and the lack of availability of these products will materially affect Polycom's financial results.

    This Report on Form 10-Q contains forward looking statements that involve risks and uncertainties, including possible fluctuations in quarterly results; the market acceptance of ShowStation and the risks associated with this emerging market; the market acceptance of ViewStation, a videoconferencing product by ViaVideo Communications, Inc.; the acceptance of SoundPoint, SoundStation Premier and other new products; the timely launch of the ShowStation IP product; the success of the manufacturing transfer of the SoundStation Premier product line; the impact of competitive products and pricing; the completion of the planned merger with ViaVideo Communications, Inc. and the risks associated with integrating the companies; the profitability of the videoconferencing division; and the other risks detailed from time to time in the Company's SEC reports, including the Form 10-K dated March 26, 1997, as amended on May 6, 1997, and the Form
10-Q's.

RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of net revenues, condensed consolidated statements of operations data for the periods indicated.

                                 Three Months Ended      Nine Months Ended
                                Sept. 30    Sept. 30    Sept. 30,   Sept. 30,
                                   1997        1996        1997        1996
                                --------    --------    ---------   ---------
Net revenues                       100%        100%        100%        100%
Cost of net revenues                54%         49%         54%         47%
                                 -----       -----        -----       ----
    Gross profit                    46%         51%         46%         53%
                                 -----       -----        -----       ----

Operating expenses:
  Sales and marketing               22%         24%         23%         24%
  Research and development          17%         20%         20%         21%
  General and administrative         8%          6%          7%          6%
  Acquisition expenses               1%          0%          1%          0%
                                 -----       -----        -----       ----
    Total operating expenses        48%         50%         51%         51%
                                 -----       -----        -----       ----

Operating income/(loss)             (2%)         1%         (5%)         2%

Interest income, net                 2%          3%          2%          2%
Other expense, net                   0%          0%          0%          0%
                                 -----       -----        -----       ----

Net income/(loss)                    0%          4%         (3%)         4%
                                 -----       -----        -----       ----
                                 -----       -----        -----       ----

     The following table sets forth net revenues by line of business for the periods indicated (amounts in thousands).

                                Three Months Ended      Nine Months Ended
                               Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                 1997        1996        1997        1996
                              ---------    --------    --------    --------
Audioconferencing:
Net revenues                  $  11,082    $  8,051   $  28,848   $  23,308
Cost of net revenues              5,897       2,902      14,901       8,792
                              ---------    --------    --------    --------
  Gross profit                $   5,185    $  5,149   $  13,947   $  14,516
                              ---------    --------    --------    --------
                              ---------    --------    --------    --------
  Gross margin %                    47%         64%         48%         62%

Dataconferencing:
Net revenues                  $   1,425    $  1,451    $  5,669    $  3,682
Cost of net revenues                858       1,717       3,655       3,886
                              ---------    --------    --------    --------
  Gross profit                $     567    $   (266)   $  2,014    $   (204)
                              ---------    --------    --------    --------
                              ---------    --------    --------    --------
  Gross margin %                    40%        (18%)        36%         (6%)

NET REVENUES

    Total net revenues were $12.5 million in the third quarter of 1997 compared to $9.5 million in the third quarter of 1996, an increase of 32%. Within the audioconferencing product line, net revenues were $11.1 million in the third quarter of 1997, an increase of $3.0 million or 38%, when compared to the same period for 1996. The increase was due to the impact of unit sales growth of the SoundStation product as well as the SoundPoint product and SoundStation Premier introduced in the third and fourth quarters of 1996, respectively. This was partially offset by a 37% price reduction on SoundStation product sold in North America effective January 1997 and a 30% price reduction on international
SoundStation sales effective April 1997. Dataconferencing net revenues in the third quarter of 1997 were $1.4 million compared to $1.5 million for the same period of 1996, a decrease of 2%. The decrease was due to a significant unit volume decrease which was almost entirely offset by the $1.0 million payment associated with the First Agreement with 3M which did not occur in the third quarter of 1996. No such payment will occur in the fourth quarter of 1997, or any subsequent quarter, under the First Agreement with 3M as Polycom has completed the deliverables related to this agreement.

    For the first nine months of 1997, total net revenues were $34.5 million, an increase of $7.5 million or 28%, compared to the same period in 1996. The audioconferencing net revenues for the first nine months of 1997 were up $5.5 million, or 24%, when compared to the first nine months of 1996. This increase was due to the introduction of the new product lines in this division, which was partially offset by the price reductions for the SoundStation product line. For the first nine months of 1997, SoundStation unit sales increased over the same period in 1996, offsetting the impact of the price reduction. Additionally, although the SoundPoint product revenue was up over the same period in 1996, revenue for this product was down in comparison to the second quarter of 1997 due to lower unit sales and the market mix. Specifically, sales to the adjunct PBX market performed well in the current quarter, but sales of the SoundPoint were off in the desktop videoconferencing market. Dataconferencing revenues were $5.7 million for the first nine months of 1997 versus $3.7 million in the first nine months of 1996. This increase was due entirely to the revenue associated with the First Agreement with 3M which offset ShowStation unit volume decreases. The Company will not recognize any further revenue from the First Agreement with 3M.

    During the third quarters of 1997 and 1996 and for the first nine months of 1997 and 1996, the Company derived a majority of its net revenues from sales of its SoundStation product family. However, no customer or reseller accounted for more than 10% of the Company's net revenues during these same periods for either 1997 or 1996. Further, the Company received, and recorded as revenue, $3.0 million under the First Agreement with 3M during the first nine months of 1997.

    International net revenues for the third quarter of 1997 accounted for 25% of total net revenues for the Company, up slightly from 24% in the third quarter of 1996. This increase was due to a significant increase in the Europe and Asia-Pacific regions for the audioconferencing business which was offset by a reduction in the dataconferencing business. The decline in the dataconferencing business was attributable to significant international OEM sales in the third quarter of 1996 which did not occur in the third quarter of 1997. For the first nine months of 1997, international net revenues were 23% of total net revenues compared to 22% in the same period of 1996. Again, increases in the audioconferencing business were offset by decreases in the dataconferencing business. The Company anticipates that international sales will continue to account for a significant portion of total net revenues for the foreseeable future. However, international net revenues may fluctuate in the future as the Company introduces new products, since the Company expects to initially introduce such products in North America and also because of the additional time required for product homologation and regulatory approvals of new products in international markets. In addition, the implementation of the international price reduction for SoundStation products effective April 1997 will affect international revenues in future quarters. To the extent the Company is unable to expand international sales in a timely and cost-effective manner, the Company's business, financial condition or results of operations could be adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. To date, a substantial majority of the Company's international sales has been denominated in U.S. currency, however, the Company expects that in the future more international sales may be denominated in local currencies.

COST OF NET REVENUES

    Cost of net revenues consists primarily of the Company's manufacturing organization, contract manufacturers, tooling depreciation, warranty expense and an allocation of overhead expenses. The cost of net revenues represented 54% and 49% of net revenues for the third quarters of 1997 and 1996, respectively. By division, audioconferencing cost of net revenues was 53% in the third quarter of 1997 versus 36% in the 1996 third quarter, while dataconferencing cost of net revenues was 60% in the third quarter of 1997 compared to 118% in the third quarter of 1996. The increase in audioconferencing cost of net revenue percentage is primarily attributable to the SoundStation price reduction implemented in North America in January 1997 and in the International regions in April 1997. Also, the costs associated with the transition to a manufacturer in Thailand and the introduction of a lower margin audio product contributed to the higher cost of net revenues percentage. It is expected that the transition costs associated with the transition to the Thailand manufacturer will not recur in the future. Additionally, the Company offered deeper discounts in the third quarter of 1997 than in previous quarters in its quarter-end distributor incentive program which negatively affected the cost of net revenues percentage. These discounts were particularly significant in the SoundStation Premier product line as the Company strives to increase the market mix of this product. In the dataconferencing division, the decrease in the cost of net revenues percentage was primarily due to the revenue received under the First Agreement with 3M, which had very low associated costs. Because Polycom will not receive revenue from the First Agreement with 3M in the fourth quarter of 1997, the dataconferencing cost of net revenues are expected to increase leading to a low to negative gross margin percentage for the dataconferencing business in the fourth quarter.

    For the first nine months of 1997 the cost of net revenues percentage was 54%, compared to 47% for the same period in 1996. The audioconferencing cost of net revenues was 52% in the first nine months of 1997 versus 38% in the first nine months of 1996. This increase was due to the price reductions in the SoundStation product family mentioned above as well as the introduction of a lower margin audio product in the third quarter of 1996. The dataconferencing cost of net revenues was 64% in the first nine months of 1997 versus 106% in the same period of 1996. This decrease was due primarily to the revenues received under the First Agreement with 3M.

    The Company's historical price reductions have been driven by the Company's desire to expand the market for its products, and the Company may further reduce prices or introduce new products that carry higher costs in order to further expand the market or to respond to competitive pricing pressures, although there can be no assurance that such actions by the Company will expand the market for its products or be sufficient to meet competitive pricing pressures. In the future, the cost of net revenue percentage may be affected by price competition and changes in unit volume shipments, product cost and warranty expenses. The cost of net revenues percentage may also be impacted by the mix of distribution channels used by the Company, the mix of products sold and the mix of International versus North American revenues. The Company typically realizes lower cost of net revenue percentages on direct sales than on sales through indirect channels and lower cost of net revenues percentage on International revenues than on North American revenues. If sales through resellers, especially OEMs, increase as a percentage of total revenues, the Company's cost of net revenues percentage will be adversely impacted.

    In June 1997, the Company began manufacturing the SoundStation products at a manufacturing contractor based in Thailand. During the third quarter of 1997, this same manufacturer also began producing the Premier product family. Although the transition of the manufacturing process to the Thailand manufacturer caused an unfavorable cost variance in the third quarter of 1997, the Company expects that this change will lower audioconferencing cost of net revenues in the fourth quarter of 1997 and beyond, although there can be no assurances that this will occur. In July 1997, the Company moved its distribution and product repair center to a new location in Livermore, California. This move is expected to provide the Company with better control over its distribution and repair activities and may improve overall warranty and service costs, although there are no assurances that this will happen.

SALES AND MARKETING EXPENSES


                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                     -----------------------------------   ----------------------------------
                     SEPT. 30,    SEPT. 30,    INCREASE/   SEPT. 30,    SEPT. 30,   INCREASE/
$  IN THOUSANDS         1997         1996      (DECREASE)     1997         1996     (DECREASE)
---------------      --------     --------     ----------  --------     --------    ----------
Expenses             $  2,724     $  2,245       21.3%     $  8,110     $  6,515       24.5%

% of Net Revenues        21.8%        23.6%      (1.8%)        23.5%        24.1%      (0.6%)



    Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses, an allocation of overhead expenses and customer service and support costs. The increase in expenses of the third quarter of 1997 compared to the third quarter of 1996 was primarily related to the expansion of the Company's sales and marketing organizations, particularly in the international and retail sales channels. An increase in advertising and promotions also contributed to the overall increase. For the first nine months of 1997 compared to the same period for 1996, the increase was due to the expansion of the marketing organization and the sales effort in the international regions, particularly Europe and Asia Pacific.

    The Company expects to continue to increase its sales and marketing expenses in absolute dollar amounts in an effort to expand North American and international markets, market new products and establish and expand distribution channels. In particular, due to the innovative nature of the ShowStation, ShowStation IP and ViewStation, a videoconferencing product by ViaVideo Communications, Inc., products, the Company believes it will be required to incur significant additional expenses for sales and marketing, including advertising, to educate potential customers as to the desirability of ShowStation, ShowStation IP and ViewStation. Also, compensation and benefits for the new Vice President of Marketing will cause an increase in
Marketing and Sales expense in the future.   Further, although sales and
marketing expenses will likely increase in absolute dollars, the effects the proposed merger with ViaVideo Communications, Inc. will have on its percentage of net revenues and on the profitability of the Company are difficult to predict, if not impossible, at this time.

RESEARCH AND DEVELOPMENT EXPENSES


                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                     -----------------------------------   ----------------------------------
                     SEPT. 30,    SEPT. 30,   INCREASE/    SEPT. 30,    SEPT. 30,     INCREASE/
$  IN THOUSANDS         1997        1996      (DECREASE)      1997         1996      (DECREASE)
---------------      --------     --------    ----------    --------     --------    ----------
Expenses             $  2,167     $  1,930       12.2%     $  6,768     $  5,723         18.3%

% of Net Revenues        17.3%        20.3%      (3.0%)        19.6%         21.2%       (1.6%)



    Research and development expenses consist primarily of compensation costs, consulting fees, an allocation of overhead expense, supplies and depreciation. The expense increases for the third quarter of 1997 versus the third quarter of 1996 and for the first nine months of 1997 compared to the same period of 1996 were primarily attributable to increased staffing and associated support to expand and enhance the Company's product lines, particularly in the dataconferencing division. Also, in compliance with a joint services agreement with ViaVideo Communications, Inc., Polycom incurred and billed out, as a credit to its expense, charges related to development work done on behalf of ViaVideo Communications, Inc.

    The Company believes that technological leadership is critical to its success and is committed to continuing a high level of research and development. Consequently, the Company intends to increase its research and development expenses in absolute dollars in the future. Further, although research and development expenses will likely increase in absolute dollars, the effects the proposed merger with ViaVideo Communications, Inc. will have on its percentage of net revenues and on the profitability of the Company are difficult to predict, if not impossible, at this time.

GENERAL AND ADMINISTRATIVE EXPENSES


                            THREE MONTHS ENDED                         NINE MONTHS ENDED
                     ----------------------------------     -----------------------------------
                     SEPT. 30     SEPT. 30,   INCREASE/     SEPT. 30,   SEPT. 30,     INCREASE/
 $ IN THOUSANDS        1997         1996      (DECREASE)      1997         1996      (DECREASE)
---------------      --------     --------    ----------    --------     --------    ----------
 Expenses             $ 917         $ 552         66.1%      $ 2,370      $ 1,590         49.1%

 % of Net Revenues      7.3%          5.8%         1.5%          6.9%         5.9%         1.0%



    General and administrative expenses consist primarily of compensation costs, an allocation of overhead expense, and outside legal and accounting expenses. The increase in general and administrative expenses, both in absolute dollars and as a percentage of net revenues, for the third quarter of 1997 when compared to the same period of 1996 was primarily due to increased staffing, including the hiring of a president, to support the Company's growth and an increased focus in both the audioconferencing and dataconferencing divisions. The increase in expenses for the first nine months of 1997 over the first nine months of 1996 was due again to increased staffing to support the growth of the Company.

    The Company believes that its general and administrative expenses will increase in absolute dollar amounts in the future primarily as a result of expansion of the Company's administrative staff and costs related to being a public company. Further, although general and administrative expenses will likely increase in absolute dollars, the effects the proposed merger with ViaVideo Communications, Inc. will have on its percentage of net revenues and on the profitability of the Company are difficult to predict, if not impossible, at this time.

ACQUISITION EXPENSES

    For the third quarter of 1997, the Company incurred expenses totaling $0.1 million related to the pending acquisition of ViaVideo Communications, Inc. For the first nine months of 1997, these acquisition expenses were $0.5 million. A significant portion of these charges were for outside legal, accounting and consulting services. Management believes the acquisition related expenses will be less throughout the remainder of this fiscal year; however, there can be no assurances that this will happen, that the future charges will not be material or that the merger will ever be completed.

    There can be no assurances that Polycom will complete the proposed merger or that the Company will not incur additional charges in subsequent quarters associated with the merger or that management will be successful in its efforts to integrate the operations of the acquired company. Although the Company believes the proposed acquisition described above is in the best interest of the Company and its stockholders, there are significant risks associated with this transaction, including but not limited to: (i) difficulties in integration of the companies, (ii) difficulties in maintaining revenue levels during product transitions, (iii) difficulties or delays in achieving product and technology integration benefits, and (iv) increased competition from other videoconferencing companies. Further, the proposed acquisition described above relates to a company that is in its early stage of development. As a result, the Company believes that the increases in costs of net revenues and in operating expenses associated with the development and integration of these technologies will, in the near term, greatly exceed any associated increases in net revenues, which will have an adverse impact on operating results.

INTEREST INCOME, NET AND OTHER EXPENSES, NET

    Interest income, net consists of interest earned on the Company's cash equivalents and short-term investments net of any interest expense. For the third quarter of 1997, interest income, net was $0.2 million, a decrease of 20% from the third quarter of 1996. This decrease was due to a lower level of cash available for investment. For the first nine months of 1997, interest income, net was $0.8 million compared to $0.5 million in the same period of 1996. This increase was due to the increase in the Company's cash equivalents and short-term investments as a result of its initial public offering in the second quarter of 1996. In addition, interest expense recorded in 1997 is insignificant due to the reduction in debt after the initial public offering.

    The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The current quarter's break-even results generated minimal federal and state income taxes in 1997. In the fourth quarter of 1997 and beyond, the Company expects to realize increasingly profitable results which will generate higher federal and state income tax expense, although there can be no assurance the Company will achieve profitable results. As of December 31, 1996, the Company had approximately $6.4 million in federal net operating loss carryforwards and $790,000 in tax credit carryforwards. The future utilization of the Company's net operating loss carryforwards may be subject to certain limitations upon certain changes in ownership.

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

OTHER FACTORS AFFECTING FUTURE OPERATIONS

    The Company's net revenues have grown primarily through increased market acceptance of its established audioconferencing product line, new product introductions and, to a lesser extent, through the expansion of the Company's North American and International distribution networks. While the Company has experienced growth in net revenues in recent quarters, it does not believe that the historical growth rates in net revenues will be sustainable nor are they indicative of future operating results. For example, the Company believes that the 37% price reduction in the North American list price of its SoundStation product line, effective December 1996 for resellers and January 1997 for end user customers, and the 30% price reduction for SoundStation products sold internationally effective April 1997, negatively impacted the Company's net revenues and gross margins in the third quarter and first nine months of 1997 and will continue to negatively impact net revenues and gross margins throughout 1997. The Company believes that gross margins could continue to be negatively affected in the future as a result of several factors including low to negative gross margins for the Company's ShowStation and ShowStation IP dataconferencing products, inventory value loss related to the ShowStation inventory if it is determined that the units cannot be sold for at least carrying cost, the reduction in the list prices of the SoundStation product line, the introduction of the lower margin SoundPoint desktop product line and continuing competitive price pressure in the audioconferencing and dataconferencing markets. Although price reductions have been driven by the Company's desire to expand the market for its products, and the Company expects that in the future it may further reduce prices or introduce new products that carry lower margins in order to further expand the market or to respond to competitive pricing pressures, there can be no assurance that such actions by the Company will expand the market for its products or be sufficient to meet competitive pricing pressures. In addition, costs related to the merger with ViaVideo Communications, Inc., expense growth related to the activities of the combined entities and costs related to the introduction of the new ShowStation IP, ViewStation, a videoconferencing product by ViaVideo Communications, Inc., and SoundStation Satellite products could negatively impact future profitability. Also, the impact of pending or future litigation against Polycom or ViaVideo Communications, Inc., including the suit filed by VTEL Corporation against ViaVideo Communications, Inc. as mentioned in the Company's Form 8-K filed on September 9, 1997, is difficult to predict at this time. Further, the Company's limited operating history and limited resources, among other factors, make the prediction of future operating results difficult if not impossible.

    In the past the Company has experienced delays from time to time in the introduction of certain new products and enhancements and expects that such delays may occur in the future. For instance, the introduction of ShowStation was delayed by approximately eighteen months from the originally anticipated date of introduction because of unforeseen technical challenges and difficulties in building core technologies and, for approximately nine weeks in the first quarter of 1996, shipments were interrupted in order to correct software and other technical problems identified by initial customers. In addition, SoundStation Premier first customer shipments were delayed from its original shipment target of September 1996 to November 1996 and ShowStation IP was delayed from September 1997 to its targeted first customer shipment date of December 1997 due to engineering issues. Any similar delays could have a material adverse effect on the Company's results of operations.

    The Company's operating results have fluctuated in the past and may fluctuate in the future as a result of a number of factors, including market acceptance of the ShowStation, ShowStation IP and ViewStation, a videoconferencing product by ViaVideo Communications, Inc., products and other new product introductions and product enhancements by the Company or its competitors, the prices of the Company's or its competitors' products, the mix of products sold, the mix of products sold directly and through resellers, fluctuations in the level of international sales, the cost and availability of components, manufacturing costs, the level of warranty claims, changes in the Company's distribution network, the level of royalties to third parties and changes in general economic conditions. In addition, competitive pressure on pricing in a given quarter could adversely affect the Company's operating results for such period, and such price pressure over an extended period could materially adversely affect the Company's long-term profitability. The Company's ability to maintain or increase net revenues will depend upon its ability to increase unit sales volumes of its SoundStation, SoundStation Premier and SoundPoint families of audioconferencing products, the dataconferencing line of products, comprised of the ShowStation and ShowStation IP products, and the videoconferencing line of products, currently comprised of ViewStation, a videoconferencing product by ViaVideo Communications, Inc., and any new products or product enhancements. There can be no assurance that the Company will be able to increase unit sales volumes of existing products, introduce and sell new products or reduce its costs as a percentage of net revenues.

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

    The Company's operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond the Company's control. Additionally, most of the Company's operations are currently located in the San Francisco Bay Area, an area that is susceptible to earthquakes. The Company does not carry sufficient business interruption insurance to compensate the Company for losses that may occur, and any losses or damages incurred by the Company could have a material adverse effect on its business, financial condition or operating results.


LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1997, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $18.4 million, a decrease of $1.2 million from December 31, 1996. Additionally, on October 17, 1997, the Company re-established a $5.0 million revolving bank line of credit from Silicon Valley Bank which had previously expired on April 15, 1997. This line of credit allows for an additional facility of $5.0 million available upon request by the Company and contingent upon payment of associated fees.

    The Company generated $0.3 million in cash from operating activities for the first nine months of 1997 versus a use of $1.5 million in cash for the same period in 1996. The improvement in cash from operating activities was due primarily to improved collections of accounts receivable and larger accounts payable and accrued liability balances, offset somewhat by a net loss in the first nine months of 1997 compared to net income in the same period of 1996 and an increase in prepaid assets.

    The total net change in cash and cash equivalents for the first nine months of 1997 was an increase of $7.1 million. The primary sources of cash were $0.3 million from operating activities, and net sales of investments of $8.3 million. The positive cash flow from operating activities was the result of higher accounts payable and accrued liability balances and a positive net income before non-cash items such as depreciation and increases to inventory reserves, offset by an increase in inventories, prepaid assets and accounts receivable. The primary uses of cash during the first nine months of 1997 were purchases of property, plant and equipment of $1.8 million. The Company expects to continue to purchase additional equipment throughout the remainder of 1997.

    The Company's material commitments consist of obligations under its revolving bank line of credit, operating leases and a $200,000 stand-by letter of credit which has been issued to guarantee certain of the Company's contractual obligations. The Company estimates that 1997 capital expenditures will total approximately $3.0 million.

    The Company believes that its available cash, cash equivalents and bank line of credit will be sufficient to meet the Company's operating expenses and capital requirements through at least December 31, 1997. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources.
There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive. The Company's future liquidity and cash requirements will depend on numerous factors, including introduction of new products and potential product family or technology acquisitions.

PART II       OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

              Not Applicable

Item 2.       CHANGES IN SECURITIES

              Not Applicable

Item 3.       DEFAULTS UPON SENIOR SECURITIES

              Not Applicable

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not Applicable

Item 5.       OTHER INFORMATION

              Effective October 20, 1997, Allan White joined the Company as the Vice President of Marketing.

Item 6        EXHIBITS AND REPORTS ON FORM 8-K

    (a)       List of Exhibits

NUMBER                  EXHIBIT
------        -----------------------------------------------------------------
11.1          Computation of Net Income/(Loss) per Common and Common Equivalent
              Share

  27          Financial Data Schedule


    (b)  Reports on Form 8-K:

         On August 13, 1997, the Company filed a report on Form 8-K to report that it signed an agreement to acquire ViaVideo Communications, Inc. of Austin, Texas.


         On September 9, 1997, the Company filed a report on Form 8-K to report that VTEL Corporation filed suit against ViaVideo Communications, Inc. citing breach of contract, breach of confidential information, disclosure of proprietary information and related allegations.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 1997          POLYCOM, INC.


                                  /s/ Michael R. Kourey
                                  -------------------------------
                                  Michael R. Kourey
                                  Chief Financial Officer
                                  (Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)