Form 10-K
period 1997-12-31
POLYCOM INC
filed 1998-03-13
CIK 1010552

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                   _______________

                                     FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended     December 31, 1997
                                   ------------------------------------------
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                   to
                                   -----------------       ------------------

                                Commission file number  0-27978
                                                        -------------

                                    POLYCOM, INC.
-----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          Delaware                                               94-3128324
-----------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

2485 Junction Avenue, San Jose, California                             95134
-----------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code     (408) 474-2900
                                                    -------------------------

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $113,832,810 as of February 27, 1998. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     28,970,672 shares of the Registrant's $0.0005 par value Common Stock were outstanding as of February 27, 1998.

                         DOCUMENTS INCORPORATED BY REFERENCE.
     Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III. Such Proxy Statement will be filed within 120 days of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 1. BUSINESS

     Polycom, Inc. (the "Company" or "Polycom") develops, manufactures and markets teleconferencing products that facilitate meetings at a distance. With its SoundStation product line, Polycom believes it has established itself as a leading provider of audioconferencing equipment designed for group use. SoundStation is a high quality, full-duplex, easy-to-use audioconferencing solution. The SoundStation products are designed to operate with local telephone systems throughout the world and Polycom has obtained regulatory approval for SoundStation's use in 27 countries. Polycom's technologies permit its SoundStation products to achieve audioconferencing communications quality that approaches handset communications quality. More than 175,000 SoundStation systems had been shipped as of December 31, 1997, and Polycom believes SoundStation is the best selling product in the group audioconferencing market.

     Polycom's innovative ShowStation dataconferencing products, introduced in November 1995, enables real-time exchange of data and other images over ordinary phone lines via the rapidly emerging T.120 dataconferencing protocol standard. ShowStation and ShowStation IP are easy-to-use, high-resolution dataconferencing solutions that enable groups in multiple locations to simultaneously view, edit and annotate paper or electronic documents and data in a lights-on environment.

     In January 1998, Polycom acquired ViaVideo Communications, Inc. ("ViaVideo") in a stock transaction accounted for as a pooling of interests. ViaVideo is a development stage company that designs and develops high quality, low cost, easy-to-use, group videoconferencing systems that utilize advanced video and audio compression technologies along with Internet/Web-based features. The first product offering of ViaVideo is the ViewStation, which commenced first customer shipments in February 1998. The ViewStation establishes Polycom in the videoconferencing market and provides the Company with a complete conferencing suite of products.

     Polycom's products integrate advanced telecommunications, acoustic, image capture and processing technologies. Polycom sells its products globally through marketing and sales relationships with Lucent, MCI, 3M, ConferTech, British Telecom, Siemens, Sprint, SKC, GBH, Unitel, PictureTel, Hibino, and Hello Direct, which collectively represented approximately 57% of Polycom's net product revenues in 1997, and with other resellers and OEMs. In addition, Polycom also sells its audioconferencing products through its direct sales force.

     Polycom was incorporated in December 1990 in Delaware and has a wholly owned subsidiary, Polyspan Teleconferencing B.V., a corporation organized under the laws of the Netherlands. Polycom's principal executive offices are located at 2584 Junction Avenue, San Jose, California 95134. Its telephone number is
(408) 474-2900.

 INDUSTRY BACKGROUND

     The telecommunications industry has experienced substantial growth in recent years. Voice communications have expanded with the proliferation of cellular phones and voice mail and the emergence of high speed switching technologies, while the data communications infrastructure has been widely expanded through the implementation of fax machines, corporate WANs and the growing use of the Internet. One of the fastest growing segments of the telecommunications market is equipment and services for teleconferencing, which includes audioconferencing, videoconferencing and dataconferencing. Dataconferencing is the sharing of data and documents by groups in multiple locations over standard telephone lines the proliferation of which has been enabled by the recent adoption of the T.120 protocol standard.

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

     Since the adoption of the H.320 videoconferencing protocol standard in 1990, organizations have further accelerated the adoption of videoconferencing as a way to conduct group meetings at a distance. Videoconferencing enhances remote meetings by permitting groups in disparate locations to see each other and by making reactions and body language visible. Videoconferencing is, therefore, the ideal teleconferencing tool for the relationship building aspect of a remote meeting.

     For complex information exchange, dataconferencing is the best tool for the real-time exchange and annotation of printed or computer-generated information such as graphics, spreadsheets, engineering diagrams or other detailed visual data. The T.120 dataconferencing protocol is now emerging and being implemented as an industry standard. Although the T.120 standard has been adopted by a large number of the world's leading technology and telecommunications companies, such as AT&T, British Telecom, IBM, Intel, Microsoft and NEC, many of which are currently in the process of implementing the standard in their products or services, the market has historically lacked equipment implementing the standard that solves growing dataconferencing needs. Businesses and other organizations require affordable, easy-to-use, high resolution dataconferencing solutions that enable groups in multiple locations to simultaneously view, edit and annotate paper or electronic documents and data in a lights-on environment.

 THE POLYCOM SOLUTION

     Polycom develops, manufactures and markets audioconferencing, dataconferencing and videoconferencing products that facilitate meetings at a distance. Polycom's SoundStation product line is a family of audioconferencing products that provide near handset quality communications. SoundStation products are easy-to-use, and Polycom's echo cancellation and acoustic technologies minimize background echoes, word clipping and distortion. Users can engage in natural, free-flowing discussions without having to shout to be heard or strain to hear what others are saying. Because of Polycom's patented full-duplex, echo cancellation technology and the distinctive triangular design of the SoundStation products, Polycom believes SoundStation is the best selling product in the group audioconferencing market. The SoundStation is configurable, and has been approved for use with the local telephone systems in 27 countries.

     Polycom's ShowStation dataconferencing products enable real-time exchange of data and other images between groups or individuals engaged in an audioconference or videoconference. ShowStation and ShowStation IP provide a cost-effective method for two or more groups or individuals that are separated by a distance to view, edit and annotate paper and electronic documents and data in real-time over standard telephone lines in a lights-on environment. ShowStation and ShowStation IP incorporate high resolution imaging, data compression and communications technology in a compact, easy-to-use unit that includes pen-based editing capabilities and supports mouse-based editing from remote personal computers.

     The Company's revolutionary ViewStation group videoconferencing system delivers the performance and features of a high-end room videoconferencing system, but at a fraction of the cost. Offering true ease of use, ViewStation offers 15-30 frames-per-second video, an embedded Web server, an integrated presentation system and a voice-tracking camera. Using a unique embedded system architecture, Polycom is delivering an entirely new generation of high performance, affordable systems that it believes will radically shift the way customers view videoconferencing and the status quo of the industry.

PRODUCTS

AUDIOCONFERENCING

     Polycom's audioconferencing products are designed to overcome the poor audio problems associated with traditional speaker phones by providing high quality, full-duplex, easy-to-use audio.

 SOUNDSTATION.   SoundStation, Polycom's first product, which was introduced in
September 1992, is a high quality, digital, full-duplex audioconferencing system that operates over ordinary telephone lines. It provides clear, two-way voice communications with no echoes, clipping or distortion. Users can engage in natural, free-flowing discussions without having to shout to be heard or strain to hear what others are saying. SoundStation's three built-in unidirectional microphones pick up sound from around the room while limiting reverberation. The unit's central foam-encased speaker and advanced digital signal processing ("DSP") and integrated software technology eliminate acoustic feedback while broadcasting sound at sufficient volume and clarity to be heard up to 30 feet away.

     SoundStation has a distinctive design that Polycom believes is widely associated with high-quality audioconferencing. SoundStation is connected via a single cord to a power transformer that plugs into a standard electrical outlet and a telephone cord that connects to a standard telephone outlet. Due to its inherent simplicity, customers are able to self-install and immediately begin using the SoundStation. The North American list price for SoundStation is $499.

 SOUNDSTATION EX.   SoundStation EX contains all of the technology and physical elements of the SoundStation but also offers two connectors for extendible microphones. The microphones can extend up to six feet in each direction allowing the SoundStation EX to accommodate larger conference rooms. Each extended microphone also contains a mute button and LED mute indicator. An optional wireless lapel microphone is available for the SoundStation EX that provides flexibility for stand-up presenters. The North American list price for SoundStation EX ranges from $799 to $1,299, depending on options.

     Polycom also manufactures private label versions of its SoundStation products for Lucent, 3M, British Telecom and KPN Royal PTT Nederland, N.V. pursuant to OEM relationships.

 SOUNDSTATION PREMIER.   Incorporating the latest in DSP technology, the
SoundStation Premier is designed with a 70 MIP DSP. This allows individually echo-canceled microphones, thereby lowering conference room reverberation or the echo experienced with most speakerphones. The SoundStation Premier's microphone switching technology turns on and off each microphone depending on who is talking. With the additions of an LCD display, caller ID, and infrared remote control, the SoundStation Premier provides a complete full duplex business conference phone solution. The North American list price for SoundStation Premier ranges from $999 to $1,899, depending on options.

 SOUNDPOINT AND SOUNDPOINT PC.   SoundPoint, Polycom's first desktop conference
phone adjunct product is designed for the office environment. The SoundPoint product is connected between the telephone line and an analog telephone set, and provides near handset quality full duplex conversations. A special version of this SoundPoint is manufactured for direct communication to Lucent's Definity telephone sets, pursuant to the Lucent OEM relationship. The SoundPoint PC variant is designed for desktop videoconferencing and Internet telephony applications. The SoundPoint PC is connected to a personal computer video codec or sound card, through a standard set of audio jacks and includes a handset when more privacy is desired. The North American list price for SoundPoint and SoundPoint PC is $299.

     Sales of the SoundStation product line have accounted for a substantial majority of Polycom's net revenues through December 31, 1997, and Polycom anticipates that such sales will continue to account for a substantial amount of its net revenues at least through the year ending December 31, 1998. The market for Polycom's SoundStation products is subject to technological change, new product introductions by Polycom or its competitors, and continued market acceptance of the SoundStation product line. Any factor adversely affecting the demand or supply for the SoundStation product line could materially adversely affect Polycom's business, financial condition or results of operations.

DATACONFERENCING

     Polycom's dataconferencing products are designed to allow for the real-time exchange of data and other images between groups or individuals engaged in an audioconference or videoconference. By integrating audioconferencing and dataconferencing, Polycom's products are designed to significantly enhance the productivity of workers, allowing them to conduct meetings remotely with a level of data exchange that Polycom believes has traditionally been possible only through a personal meeting.

 SHOWSTATION AND SHOWSTATION IP.   ShowStation, Polycom's first dataconferencing
product, is a fully integrated, easy-to-use unit that can exchange and project data, documents and images using corporate LAN connections or ordinary telephone lines between ShowStations. In addition, the ShowStation can exchange data, documents and images using ordinary telephone lines with any personal computers that utilize T.120 dataconferencing protocol software, such as the DataBeam software that is distributed by Polycom. Working in tandem with the SoundStation, ShowStation provides a cost-effective method for two or more groups or individuals that are separated by a distance to simultaneously view, discuss, edit and annotate paper or electronic documents and data in a lights-on environment. Multipoint dataconferences are possible through connections generally established by a dataconferencing bridge service, such as ConferTech or MCI, which merge multiple network connections so that each participant can communicate with all other participants. ShowStation incorporates advanced imaging, data compression and communications technology utilizing over 250,000 lines of code into a compact and easy-to-use unit. Polycom plans to begin shipping its next generation of ShowStation products, with enhanced features, in the first quarter of 1998.

     ShowStation and ShowStation IP capture an image of the original document using an integrated camera or receives data from a personal computer and displays a high-resolution image on a flat-panel LCD display. Light is then projected through the LCD panel and onto a screen for local viewing, without having to dim conference room lights. Simultaneously, the image is compressed and transmitted over a standard telephone line using the T.120 open standard protocol to other ShowStations or certain T.120-compliant computer or projection devices where the image is decompressed and projected. The images can then be annotated or highlighted in real-time by the transmitting person or any of the document recipients using an integrated computer pen or through mouse-based editing from remote personal computers and saved in memory for review and printing. Pen or mouse annotations can be seen simultaneously by all parties participating in the dataconference and each ShowStation can print the image and all annotations on a printer connected via a serial cable.

     To facilitate PC-connectivity to ShowStation products, Polycom supplies, for a fee, copies of DataBeam's T.120 communications software, which can then be loaded onto a PC. Polycom anticipates that the T.120 protocol will be incorporated into future versions of Windows and other operating systems so that any computer running such operating system will be able to participate in a dataconference with a ShowStation over an ordinary telephone line. Additionally, the ShowStation IP will likely include browser software that enable connections with an unlimited number of remote sites using the Internet or an existing corporate Intranet; however, due to potential technological difficulties in implementing this feature, there can be no assurance that this will happen. Company will be able to incorporate. The North American list price for the first generation of the ShowStation product ranges from $9,995 to $11,995 depending on options. The North American list price for the next generation ShowStation IP product has been announced as starting at $12,999.

     Polycom's future growth is substantially dependent on net revenues generated from sales of Polycom's next generation of ShowStation products.
In November 1995, Polycom began customer shipments of its first generation ShowStation products. ShowStation IP, the next generation ShowStation product, is targeted for first customer shipment in March 1998. Dataconferencing is an emerging market and there can be no assurance that it will develop sufficiently to enable Polycom to achieve broad commercial acceptance of its ShowStation products. Because the dataconferencing market is relatively new and evolving, and because current and future competitors are likely to introduce competing dataconferencing products, it is difficult to predict the rate at which demand for Polycom's next generation of ShowStation products will grow, if at all, or to predict the level of future growth, if any, of the dataconferencing market. If the dataconferencing market fails to grow, or grows more slowly than anticipated, Polycom's business, operating results and financial condition would be materially adversely affected. Although there are currently no products in the dataconferencing market that offer all of the same functions and features as the next generation of ShowStation products, there are products that enable users to participate in a dataconference and other products, such as multimedia presentation products, that are not designed primarily for dataconferencing but can be used to provide a dataconferencing solution. There can be no assurance that the market for dataconferencing products with the functions and features of the next generation of ShowStation products will achieve broad commercial acceptance or that the market for Polycom's new ShowStation IP product will grow.

     Even if the market for dataconferencing products does develop, there can be no assurance that Polycom's next generation of ShowStation products will achieve commercial success within such market. Due to the unique nature of the new ShowStation products, Polycom believes it will be required to incur significant expenses for sales and marketing, including advertising, to educate potential customers as to the desirability of ShowStation. Polycom also expects to incur substantially longer sales cycles with respect to its ShowStation products than has been the case for the SoundStation products. In addition, the list price of the ShowStation products, which is significantly higher than the SoundStation product, could significantly limit consumer acceptance of the ShowStation products. Furthermore, given the significant differences between the SoundStation and the ShowStation products, Polycom is developing new distribution channels for the ShowStation products and there can be no assurance that Polycom will be successful selling the next generation of ShowStation products through these distribution channels. In addition, Polycom's ShowStation products comply with certain layers of the emerging T.120 standard. Increasing market acceptance and longevity of the
T.120 standard is in part a function of user acceptance and the incorporation of the T.120 standard into personal computer operating systems, teleconferencing appliances and network infrastructures and is, therefore, difficult to predict. Because of Polycom's focus on the T.120 standard, Polycom's business, financial condition and results of operations would be materially adversely affected if another technology were to significantly challenge or replace the emerging T.120 industry standard. Broad commercialization of Polycom's next generation of ShowStation products will require Polycom to overcome significant technological and market development obstacles, many of which may not be currently foreseen.

     Polycom's new ShowStation products are extremely complex and because of the recent introduction of these products, Polycom has not yet had experience with respect to the performance and reliability of these products. If Polycom's new ShowStation products have performance, manufacturability, reliability or quality problems or shortcomings, then Polycom may experience reduced orders, higher manufacturing costs and additional warranty and service expenses which would have a material adverse effect on Polycom's business, financial condition and results of operations. For example, Polycom chose to stop shipments of its ShowStation products from mid-January 1996 through the end of February 1996 to correct software and other technical problems identified by initial customers. Also, the new ShowStation IP product has been delayed from its planned first shipment target date in 1997 due to engineering design changes and certain technical difficulties. There can be no assurance that the new ShowStation products will be able to achieve or sustain commercial acceptance, that sales of the new ShowStation products will account for a material part of Polycom's net revenues or that Polycom will be able to achieve volume manufacturing. Failure of the next generation of ShowStation products to achieve first customer shipment in March 1998 or achieve and sustain commercial acceptance, or of Polycom or its contract manufacturer to achieve volume manufacturing would have a material adverse effect on Polycom's business, financial condition and results of operations.

VIDEOCONFERENCING

     Polycom's videoconferencing products are designed to be low cost, high quality alternatives to the expensive videoconferencing products in the market today.

 VIEWSTATION. As its entree into the videoconferencing market, Polycom's ViewStation group videoconferencing system is a revolutionary video product that delivers the performance and features of a high-end room videoconferencing system, but at a fraction of the cost, at an industry-leading price point of $5,999. The new ViewStation is the first videoconferencing system to include an embedded web server, an integrated presentation system and ease-of-use features, which make videoconferencing setup and use more automatic. Using a unique embedded system architecture, Polycom is the first company to deliver an entirely new generation of high performance, affordable systems that the Company hopes will shift the way customers view videoconferencing and the status quo of the industry.

     ViewStation delivers the power of a group system in a convenient footprint about the size of a sheet of notebook paper. ViewStation delivers high-quality images on small or large display monitors and is a completely self-contained unit that sits atop an S-Video or composite television monitor. ViewStation is one of the first systems to implement the H.263 video compression algorithm that delivers enhanced video performance at 128kbps. With a targeted first customer ship date in April 1998, the ViewStation will provide a 30 frames-per-second, 384kbps or 512kpbs option to provide premium-quality full-motion video. Using a unique, high-performance low-delay codec architecture, ViewStation has a short delay and is fully interoperable with legacy videoconferencing systems using the H.320 standard. ViewStation supports full dual monitor functionality as a standard feature, as well as VCR playback/record and a document or second room camera. ViewStation also supports high resolution Annex D slide send and receive.

     Integrating Polycom's market-leading Acoustic Clarity Technology-TM-, ViewStation provides full-duplex, digital audio with noise suppression and echo cancellation which adapts almost instantly to the changing characteristics of the conference room to deliver crystal-clear audio. In addition, ViewStation supports the G.711, G.722 and G.728 audio standards. The custom digital tabletop microphone pod uses the latest hypercardioid microphone technology and will be able to be daisy-chained to provide superb audio coverage for even the largest conference rooms, although there can be no assurances that the daisy chain feature will be available. ViewStation also includes as a standard feature a telephone connection for audio only additions to the videoconference.

     As with the ShowStation IP product, Polycom's future growth is substantially dependent on net revenues generated from sales of the ViewStation. There can be no assurance that the launch of the 512/384kbps version will be on schedule, that the manufacturing ramp of the ViewStation products will be successful or that the market for Polycom's videoconferencing products will achieve broad commercial acceptance. Also, since this product was originally developed by ViaVideo Communications, Inc., the success of the integration of this company into Polycom will have an impact on the success of the release of this product. There can be no assurance that the integration will be successful. Failure of the launch and manufacturing ramp of the ViewStation products or failure to successfully integrate ViaVideo Communications, Inc. into Polycom would have a material adverse effect on Polycom's business, financial condition and results of operation.

TECHNOLOGY

     Polycom intends to continue to invest in and leverage its core technologies to develop and introduce audioconferencing and dataconferencing product enhancements and new products. Polycom's core technologies include the following:

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

 IMAGE PROCESSING TECHNOLOGY.   Polycom has invested a significant amount of
its research and development efforts on the design and implementation of high-resolution document cameras that provide XGA resolution (1024 x 768 pixels) images in a compact package. XGA resolution was achieved by developing a method by which two television resolution charge coupled devices ("CCDS") are seamed together to form a single high resolution image. Significant advancements in fine scale device alignment and mounting as well as in high speed DSP software to compensate for lens blurring, non-uniform lighting conditions and natural CCD device variations were required to achieve the target. The result is a cost-effective document scanning system that captures and displays type sizes as small as 10 points.

 IMAGE COMPRESSION TECHNOLOGY.   Polycom uses the international standard known
as Joint Bi-Level Image Group ("JBIG") to achieve rapid image transmission rates. Polycom employs certain modes of this algorithm to enable images to be transmitted incrementally, allowing an image to achieve legibility within a minimum time. Polycom was the editor of, and principal contributor to, the T.126 layer of the T.120 protocol for still-image transfer that incorporated JBIG and optimizations utilized in ShowStation. Polycom developed a high performance implementation of this algorithm for incorporation into DataBeam's standard
T.120 toolkit to enable throughput to be achieved even if a low-end computer is used to compress and send images over standard telephone lines. DataBeam's T.120 toolkit has been licensed by numerous other software and hardware providers.

 OPTO-MECHANIC TECHNOLOGY.   To achieve "lights on" LCD projection and high
resolution image capture, Polycom has developed core technologies in optical systems, including LCD cooling for uniformity, light collection efficiency and light source cooling for extended lamp life with minimal sound. This has resulted in a projected image that is uniformly illuminated and viewable with normal room lighting.

 COMMUNICATION PROTOCOLS.   Polycom is a leader in the development and adoption
of the T.120 protocol standard for dataconferencing devices. The T.120 protocol standard separates multipoint conferencing services into several layers that address data conferencing through various communications networks. These layers are generally implemented in software and control the manner in which data is communicated and is processed and presented to the end user. Layers of T.120 functionality are being developed and deployed by numerous major international communications companies. In conjunction with this standardization process, Polycom co-founded the Consortium for Audiographic Teleconferencing Standards in order to encourage broad industry coordination and advocacy of T.120 technology, thereby encouraging the development of the availability of desktop software and bridging services to support Polycom's product offerings. This organization was merged with the advocacy body for H.320, the video conferencing standard, to become the International Multimedia Teleconferencing Consortium ("IMTC") with the broader goal of insuring industry-wide H.320 and T.120 interoperability, integration and advocacy. Additionally, the Personal Conferencing Work Group ("PCWG") recently merged into the IMTC. A representative of Polycom sits on the board of directors of this consortium, which includes companies such as AT&T, IBM, Intel, Microsoft and PictureTel, each of which has incorporated, or announced its intention to incorporate, various layers of the T.120 standard into their products.

 TELEPHONY INTERFACES.   Polycom has developed a single telephone network
interface circuit that is configurable either by Polycom or its resellers so that Polycom's products will comply with various international telephone network requirements. Polycom's SoundStation product is currently approved for use in 27 countries. Polycom believes this will expedite the regulatory approval of new audioconferencing, dataconferencing and videoconferencing products globally.

SALES AND DISTRIBUTION

     Polycom markets its SoundStation and ShowStation products primarily to Fortune 1000 companies through a national account program both directly and in coordination with its resellers and also markets its products directly to certain U.S. government organizations through a General Services Administration ("GSA") contract. Polycom believes that most of its national account customers have placed multiple orders for products from Polycom. As of December 31, 1997, Polycom had approximately 315 signed national accounts. Polycom believes that it is important to maintain a close working relationship with these large customers in order to meet their demands for sales and support on a multinational basis. Polycom sells its products in North America through a group of approximately 48 resellers, including Lucent, ConferTech, MCI, Hello Direct, Sprint, 3M, British Telecom, Siemens, SKC, GBH, Unitel, PictureTel and Hibino. Many of these resellers sell a variety of teleconferencing products and/or services and, with Polycom's products, offer a complete teleconferencing product portfolio. One of these resellers, Hello Direct, sells a competing audioconferencing product that it purchases from Gentner and relabels under the Hello Direct name. Also, PictureTel has been an OEM reseller for the ShowStation product yet provides competing products to the Polycom videoconferencing business. In addition to working through resellers, Polycom also sells its products directly through its internal sales force and through a national account group. The national account managers focus on strategic selling and the development of major account relationships, while internal sales representatives devote time to pursuing the sales opportunities within a signed national account. In order to minimize channel conflict with resellers, the national account managers are compensated on a channel-neutral basis and are responsible for resolving any channel conflict in the field. To complement its direct sales efforts, Polycom runs direct response advertising in in-flight magazines and selected business publications. Polycom maintains North American sales offices in the metropolitan areas of Boston, Chicago, Cleveland, Dallas, New York and San Jose.

     Polycom sells its SoundStation and ShowStation products primarily through resellers. Polycom will sell its ViewStation product through resellers beginning in 1998. Polycom's resellers accounted for approximately 64%, 67%, and 71% of Polycom's net revenues in 1997, 1996, 1995, respectively. Lucent Technologies accounted for 10% of net revenue in 1997 and ConferTech accounted for 11% of net revenues in 1995. No other customer or reseller accounted for more than 10% of Polycom's net revenues during the periods indicated and no customer or reseller accounted for more than 10% of net revenues in 1996. Resellers generally offer products of several different companies, including products that compete with Polycom's products. Accordingly, these resellers may give higher priority to products of other suppliers, thus reducing their efforts to sell Polycom's products. Agreements with resellers may be terminated at any time. A reduction in sales effort or termination of a distribution relationship by one or more of Polycom's resellers could have a material adverse effect on future operating results. Use of resellers also entails the risk that resellers will build up inventories in anticipation of a growth in sales. If such sales growth does not occur as anticipated by these resellers, these resellers may substantially decrease the amount of product ordered in subsequent quarters, causing or contributing to fluctuations in Polycom's future operating results. Furthermore, although Polycom takes steps to reduce channel conflict, sales by Polycom's direct sales force to potential and current customers of these resellers could have an adverse effect on Polycom's reseller relationships. The teleconferencing distribution industry has historically been characterized by rapid change, including consolidations and financial difficulties of certain resellers and the emergence of alternative distribution channels. In addition, there is an increasing number of companies competing for access to these channels. The loss or ineffectiveness of any of Polycom's major resellers could have a material adverse effect on Polycom's operating results. There can be no assurance that Polycom will be able to successfully sell its products through any new channels that Polycom may be required to develop as a result of the foregoing or any other factors. Polycom has signed distribution agreements with potential distributors and is in the process of negotiating other agreements for its next generation of ShowStation and first-generation ViewStation products. Polycom entered into distribution agreements with 3M in March, 1997 and June 1997, and such agreements have certain exclusivity provisions and minimum purchase requirements. The Company's results of operations with respect to its next generation ShowStation and first generation ViewStation products, at least in the near term, will be substantially dependent on the success of 3M as a reseller of such products. There can be no assurance that Polycom or 3M will be able to successfully develop a distribution network for the next generation of Polycom's ShowStation or first generation ViewStation products; if no such distribution networks are developed it would have a material adverse effect on Polycom's business, financial condition and results of operations.

     Polycom has historically focused its international sales efforts in regions of the world where it believes customers have begun to invest significantly in teleconferencing equipment and services. These regions currently include the United Kingdom, France, Germany, Italy, Japan, Australia and parts of Southeast Asia. Polycom intends to significantly expand its international distribution network. The principal international resellers of Polycom's products currently include British Telecom, Unitel, Dynamic Communications, Ltd., Genedis, Hibino Corporation, PTT Telecom, Siemens, Singapore Telecom and Telenor.

     Polycom's net revenues from international sales represented approximately 23%, 23%, and 24% of Polycom's total net revenues in the years ended December 31, 1997, 1996, 1995, respectively. In 1997, price reductions offset unit growth internationally and the $3.0 million in revenue associated with the First 3M Agreement offset other product revenue growth in the Company's international business. The reduction in the percentage of international net revenues for 1996 from 1995 resulted from initial sales of the SoundPoint and SoundStation Premier product families, which were introduced first in North America. Polycom is establishing product distribution centers in the European and Asian markets in order to better serve its international customers, which will increase the costs associated with such international operations. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations and political and economic instability. Sales to international resellers are usually made in U.S. dollars in order to minimize the risks associated with fluctuating foreign currency exchange rates. To date, a substantial majority of Polycom's international sales have been denominated in U.S. currency, however, Polycom expects that in the future more international sales may be denominated in local currencies. Declines in currency exchange rates, as happened in the Asian market in late 1997, could cause Polycom's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Also, current economic conditions in Asia may generally reduce demand for the Company's products which would have a material adverse effect on Polycom's business, financial condition and results of operation. In addition, the costs associated with developing international sales may not be offset by increased sales in the short term, or at all.

CUSTOMER SERVICE AND SUPPORT

     Polycom believes that service and support are critical components of customer satisfaction. Polycom maintains and supports products sold directly by Polycom to its North American customers, while resellers maintain and provide technical support to their end-user customers. Polycom operates a toll-free Technical Service Center "hotline" to provide a full range of telephone support to its North American resellers and to Polycom's end-user customers. If an issue cannot be resolved remotely or through product repair and return, Polycom or its reseller may dispatch a service engineer to the customer site. Internationally, customer service is provided to the end-user by either Polycom or local resellers.

     Polycom generally warrants its products for 12 months and offers 24-month dataconferencing and 60-month audioconferencing warranties to national accounts. As of December 31, 1997, Polycom's warranty expense has not been significant; however, due to uncertainties concerning the service and support requirements of the ShowStation IP and ViewStation products, Polycom may experience higher warranty claims in the future. Polycom offers a variety of installation, maintenance and extended warranty services that are fulfilled either directly by Polycom or by an authorized reseller.

RESEARCH AND DEVELOPMENT

     Polycom believes that its future success depends in part on its ability to continue to enhance its existing products and to develop new products that maintain technological competitiveness. Polycom's current development efforts are focused on each of the audioconferencing, dataconferencing and videoconferencing businesses. In the audioconferencing market, Polycom is developing SoundStation and SoundStation Premier product line extensions into the higher and the lower end of the market. In the dataconferencing market, Polycom is devoting significant resources to developing a next generation of its ShowStation products. In the videoconferencing market, Polycom's ViewStation is currently being demonstrated. Polycom intends to expand upon these new product platforms through the development of options, upgrades and future product generations. There can be no assurance, however, that these products will be made commercially available as expected or otherwise on a timely and cost-effective basis or that, if introduced, these products will achieve market acceptance. Furthermore, there can be no assurance that these products will not be rendered obsolete by changing technology or new product announcements by other companies.

     Polycom believes that the structure of its development group represents a significant competitive advantage for Polycom. The development staff includes product marketing personnel in order to maintain channel and customer input throughout the development phase. This team structure is the basis for an integrated process designed to enable Polycom to develop superior products with minimum time-to-market. Additionally, the development staff focuses on Polycom's core technologies and outsources other development tasks such as industrial design. This structure is designed to enable Polycom to devote its key resources to technological advancement in its primary areas of business.

     Research and development expenses were approximately $9.1 million, $7.6 million, and $6.9 million for the years ended 1997, 1996 and 1995, respectively. Polycom believes that significant investments in research and development are required to remain competitive since technological competitiveness is key to its future success. As a consequence, Polycom intends to continue to make substantial investments in product and technology development. Polycom also intends to continue to drive the adoption of the emerging T.120 protocol and other teleconferencing industry standards.

     The audioconferencing, dataconferencing and videoconferencing markets are subject to rapid technological change, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Polycom's ability to remain competitive in this market will depend in significant part upon its ability to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis. The success of Polycom in developing new and enhanced products depends upon a variety of factors, including new product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing, assembly and test processes, product performance at customer locations and development of competitive products and enhancements by competitors. Polycom is currently engaged in the development of several new products and extensions of the SoundStation, SoundStation Premier, SoundPoint, ShowStation and ViewStation product families, and expects to continue to invest significant resources in new product development and enhancements to current and future products. In addition, Polycom's introduction of its next generation of ShowStation, and its introduction of ViewStation and other new products could result in higher warranty claims, product returns and manufacturing, sales and marketing and other expenses that could materially adversely affect Polycom's business, financial condition or results of operations. There can be no assurance that Polycom will be successful in selecting, developing, manufacturing and marketing, or recognize a return on new products or enhancements. The inability of Polycom to introduce new products or enhancements on a timely and cost-effective basis that contribute significantly to net revenues would have a material adverse effect on Polycom's business, financial condition and results of operations. In the past, Polycom has experienced delays from time to time in the introduction of certain of its products. In particular, the introduction of ShowStation was delayed by approximately eighteen months from the originally anticipated date of introduction because of unforeseen technical challenges and difficulties in building core technologies and for approximately six weeks in the first quarter of 1996 shipments were interrupted in order to correct software and other technical problems identified by initial customers. In addition, new product or technology introductions by Polycom's competitors could cause a decline in sales or loss of market acceptance of Polycom's existing products or new products. Further, from time to time, Polycom may announce new products, capabilities or technologies that have the potential to replace Polycom's existing products or future products. There can be no assurance that announcements of product enhancements or new product offerings by Polycom or its competitors will not cause customers to defer or stop purchasing Polycom's products.

     In March 1997, the Company entered into a joint marketing and development agreement (the "FIRST AGREEMENT") with Minnesota Mining and Manufacturing Company ("3M"). Under the agreement, 3M has provided $3.0 million in funding to Polycom for certain deliverables related to the development of the next generation dataconferencing product and will also provide shared technology resources for the development of future products. Polycom granted 3M exclusive private-label rights in certain distribution channels to the products developed under this agreement subject to certain minimum volumes. In addition, 3M received warrants to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $7.50 per share. The warrants expire in March 1999, which may be extended until March 2000 depending on the delivery of Polycom's first product developed under the agreement. 3M also has certain rights of first offer under its stock warrant agreement with Polycom which will give 3M the right, for a period of 45 days after the Effective Time, to purchase approximately one million shares of Polycom Common Stock at a purchase price of $7.50 per share. In February 1998, 3M exercised this option and purchased approximately one million shares of Polycom common stock for a consideration of approximately $7.6 million. As a result of the purchase, 3M owns approximately 3.5% of outstanding Polycom common stock.

     In June 1997, the Company entered into a second joint marketing and development agreement with 3M (the "SECOND AGREEMENT"). Under this agreement, 3M will provide $2.5 million in funding to Polycom for certain deliverables related to the development of videoconferencing products and may also provide shared technology resources for the development of future products. However, in order to receive the funding, Polycom must meet certain milestones as outlined in the agreement. There can be no assurance that the Company will meet these milestones or receive the funding. If this funding is not received, it may have a material adverse effect on Polycom's business, financial condition or results of operations. Polycom agreed to grant 3M exclusive private-label rights in certain distribution channels to the products developed under this agreement. As of December 31, 1997, the Company has not recognized any revenue under this agreement.

COMPETITION

     The market for teleconferencing products is highly competitive and subject to rapid technological change, regulatory developments and emerging industry standards. Polycom expects competition to persist and increase in the future. In the audioconferencing market segment, Polycom's major competitors include Coherent Communications Systems Corporation, NEC, Gentner, Lucent (one of Polycom's resellers), Panasonic and other companies that offer lower cost full duplex speakerphones such as Hello Direct (one of Polycom's resellers). Hello Direct offers a competitive product under the Hello Direct name through an OEM relationship with Gentner. Most of these companies have substantially greater financial resources and production, marketing, engineering and other capabilities than Polycom with which to develop, manufacture, market and sell their products. In addition, all major telephony manufacturers produce hands-free speakerphone units that are a lower cost, lower quality alternative to Polycom's audioconferencing products.

     In the dataconferencing market, Polycom's major competitors include Microfield Graphics, Inc. and SMART Technologies, Inc., which have substantially greater financial resources and production, marketing, engineering and other capabilities than Polycom with which to develop, manufacture, market and sell their products. In addition, in this market segment, videoconferencing, PC-based communications solutions and multimedia presentation products may be an alternative for certain applications. Also, several LCD projector products are available from manufacturers such as In Focus Systems, Inc., Proxima Corporation and 3M. These products have local projection only capabilities but may compete with ShowStation IP for basic functionality and budget dollars. 3M is an OEM distributor for Polycom for its ShowStation IP, ViewStation and SoundStation product lines.

     In the videoconferencing market, Polycom's major competitors include PictureTel, which dominates the group videoconferencing market and which is a significant distributor of Polycom dataconferencing products, VTEL, CLI (recently acquired by VTEL), Intel, Sony, NEC, Tandberg, Mitsubishi, Panasonic, Fujitsu, British Telecom, General Plesey Telecommunications and Vista Communications Instruments. Most of these companies have substantially greater financial resources and production, marketing, engineering and other capabilities than Polycom with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity, and video processing technology and the increasing market acceptance of videoconferencing, other established or new companies may develop or market products competitive with Polycom's videoconferencing products.

     Polycom believes its ability to compete depends on such factors as reputation, quality, customer support and service, price, features and functions of products, ease of use, reliability, and marketing and distribution channels. Polycom believes it competes favorably with respect to each of these factors. However, there can be no assurance that Polycom will be able to compete successfully in the future with respect to any of the above factors.

     Polycom expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by Polycom's competitors could cause a significant decline in sales or loss of market acceptance of Polycom's existing products and future products. For example, 3Com/USR, a former competitor, introduced an audioconferencing product that was sold at a price substantially lower than Polycom's list price for SoundStation. Polycom believes that the possible effects from this ongoing competition may be the reduction in the prices of its products and its other competitors' products or the introduction of additional lower priced competitive products. Although such reduction was not in direct response to the introduction of a lower priced audioconferencing product by 3Com/USR, Polycom reduced the North American list price of its SoundStation product line by 37% in January 1997 and the International price by 30% effective April 1997 which resulted in lower gross margins. Polycom expects this increased competitive pressure may lead to intensified price-based competition, resulting in lower prices and gross margins which would materially adversely affect Polycom's business, financial condition and results of operations. There can be no assurance that Polycom will be able to compete successfully.

MANUFACTURING

     Polycom's manufacturing operations consist primarily of materials planning and procurement, test development and manufacturing engineering. Polycom subcontracts the manufacture of its SoundStation and SoundStation Premier product families to International Manufacturing Services, Inc. ("IMS"), a global third party contract manufacturer. Polycom is currently launching the manufacturing of its ViewStation products at IMS. Polycom uses IMS's Thailand facilities and should there be any disruption in supply due to recent economic and political difficulties in Thailand and Asia, such disruption would have a material adverse effect on Polycom's business, financial condition and result of operations. IMS is ISO 9002 approved and has British Approvals Board for Telecommunications ("BABT") registration. Polycom's products are quality tested by automated test equipment with final functional tests performed on equipment and with processes developed or approved by Polycom. Polycom manufactures its SoundPoint product through General Electronics (H.K.) Ltd., a Hong Kong based contract manufacturer. Polycom is in the process of finalizing negotiations with a contract manufacturer for its next generation of ShowStation products.

     Polycom is located in the San Francisco Bay Area, which has in the past and may in the future experience significant, destructive seismic activity that could damage, destroy or disrupt Polycom's facilities or its operations. Polycom maintains no earthquake insurance for damages or business interruptions. In the event that Polycom or its contract manufacturers were to experience financial or operational difficulties that are not covered by insurance, it would adversely affect Polycom's results of operations until Polycom could establish sufficient manufacturing supply through an alternative source, and the effect of such reduction or interruption in supply on results of operations would be material. Polycom believes that there are a number of alternative contract manufacturers that could produce Polycom's products, but in the event of a reduction or interruption of supply, for any reason, it would take a significant period of time to qualify an alternative subcontractor and commence manufacturing, which would have a material adverse effect on Polycom's business, financial condition and results of operations. Also, the Company is working toward solutions to the Company's information systems year 2000 problems. Failure to successfully resolve these problems could have an adverse affect on Polycom's business, financial condition or results of operations. See "Readiness for Year 2000."

     Certain key components used in Polycom's products are currently available from only one source and others are available from only a limited number of sources. Components currently available from only one source include certain key integrated circuits and optical elements. Polycom also obtains certain plastic housings, metal castings and other components from suppliers located in Hong Kong and China, and any political or economic instability in that region in the future, or future import restrictions, may cause delays or an inability to obtain such supplies. Polycom has no supply commitments from its suppliers and generally purchases components on a purchase order basis either directly or through its contract manufacturers. Polycom and Polycom's contract manufacturers have had limited experience purchasing volume supplies of components for its audioconferencing, dataconferencing and videoconferencing product lines and some of the components included in these products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers, and there can be no assurance that Polycom will not in the future be subject to component supply allocations that would adversely affect Polycom's operating results. In the event that Polycom or its contract manufacturer were unable to obtain sufficient supplies of components or develop alternative sources as needed, Polycom's operating results could be materially adversely affected. Moreover, operating results could be materially adversely affected by receipt of a significant number of defective components, an increase in component prices or the inability of Polycom to obtain lower component prices in response to competitive price reductions. Additionally, Polycom's videoconferencing products are designed to be compatible with certain integrated circuits produced by Philips and certain video equipment produced by Sony. If Polycom could no longer obtain such integrated circuits or video equipment, Polcom would incur substantial expense and take substantial time in redesigning its products to be compatible with components from other manufacturers which would have a material adverse impact on the profitability of the Company. Additionally, both Sony and Philips are competitors of Polycom in the videoconferencing market which may adversely affect Polycom's ability to obtain necessary components. Failure to obtain adequate supplies could prevent or delay product shipments which could materially and adversely affect Polycom's business, financial condition or results of operations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     While Polycom relies on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights, Polycom believes that factors such as technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. Polycom currently has seven United States patents issued covering the SoundStation and ShowStation designs, the concept and function of the ShowStation and certain echo cancellation technology that expire in 2007, 2010, 2011, 2012, 2013 and 2015. In addition, Polycom currently has twelve United States patents pending, nine foreign patents issued, which expire in 2001, 2007, 2010, 2016, 2017 and 2022, and eleven foreign patent applications pending. Polycom, SoundStation Premier, ShowStation, SoundPoint, SoundStation and Polycom logos are registered trademarks of Polycom, and ViewStation, ViaVideo Communications, SoundStation Premier Satellite and Clarity by Polycom are trademarks of Polycom, in the U.S. and various countries. According to federal and state law, Polycom's trademark protection will continue for as long as Polycom continues to use its trademarks in connection with the products and services of Polycom. Polycom seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which only afford limited protection. There can be no assurance that others will not independently develop similar proprietary information and techniques or gain access to Polycom's intellectual property rights or disclose such technology or that Polycom can meaningfully protect its intellectual property rights. In addition, there can be no assurance that any patent or registered trademark owned by Polycom will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to Polycom or that any of Polycom's pending or future patent applications will be issued with the scope of the claims sought by Polycom, if at all. Furthermore, there can be no assurance that others will not develop similar products, duplicate Polycom's products or design around the patents owned by Polycom. In addition, there can be no assurance that foreign intellectual property laws will protect Polycom's intellectual property rights.

     Litigation may be necessary to enforce Polycom's patents and other intellectual property rights, to protect Polycom's trade secrets, to determine the validity of and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on Polycom's business, financial condition or results of operations. There can be no assurance that infringement or invalidity claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect Polycom's business, financial condition and results of operations. If any claims or actions are asserted against Polycom, Polycom may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. In addition, Polycom could decide to litigate such claims, which could be extremely expensive and time consuming and could materially adversely affect Polycom's business, financial condition or results of operations.

     ViaVideo Communications, Inc. ("ViaVideo") is involved in certain lawsuits alleging breach of contract, breach of confidential relationship, patents and other related allegations. ViaVideo will vigorously defend against these claims and any related claims for damages. While litigation is inherently uncertain, ViaVideo believes that the ultimate resolution of these matters beyond that provided in the balance sheet at December 31, 1997 of ViaVideo will not have a material adverse effect on the Company's financial position.

     Additionally, from time to time, the Company is subject to a variety of disputes or litigation in the normal course of business including suits related to intellectual property, contract law, personal injury and employee relations. In the opinion of management, matters in which the Company is currently involved, in the aggregate, should not have a material adverse effect on the Company's financial statements.

DEPENDENCE ON THIRD-PARTY LICENSES

     Polycom incorporates into its ShowStation products software licensed from third parties, including certain communications software which is licensed from DataBeam Corporation ("Databeam"), digitizer and pen software which is licensed from Scriptel Corporation ("Scriptel") and Windows software from Microsoft Corporation ("Microsoft"). The DataBeam license agreement will terminate in March 2001 if either party has given notice at least 90 days prior to that time of its desire to terminate the agreement. The Scriptel agreement terminates June 30, 1998 but may be extended for six-month periods upon mutual agreement of the parties. Polycom also has licensing agreements with various vendors for software incorporated into its ViewStation products. For example, Polycom licenses certain video communications source code from RADVision, EBSNet, Inc., certain video algorithm protocol from VIVO Software, Inc. and VideoServer and development source code from Digital Equipment Corporation and Philips Semiconductor. There can be no assurance that these third-party software licenses will continue to be available to Polycom on commercially reasonable terms, if at all. The termination or impairment of these software licenses could result in delays or reductions in new product introductions or product shipments until equivalent software could be developed, licensed and integrated, which would materially adversely affect Polycom's business, financial condition and results of operations.

READINESS FOR YEAR 2000

     Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. They could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. The Company also relies on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governments, both domestically and globally, directly for accurate exchange of data and indirectly. The Company's current estimate is that the costs associated with the Year 2000 issue, and the consequences of incomplete or untimely resolution of the Year 2000 issue, will not have a material adverse affect on the result of operations or financial position of the Company in any given year. However, despite the Company's efforts to address the Year 2000 impact on its internal systems, the Company is not sure that it has fully identified such impact and that it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.

EMPLOYEES

     As of December 31, 1997 Polycom employed a total of 175 persons, including 52 in sales, marketing and customer support, 56 in product development, 35 in manufacturing and 32 in finance and administration. Of these, seven employees were located in the U.K., three were located in Singapore, three were located in China and the remainder were located in the United States. None of Polycom's employees is represented by a labor union. Polycom has experienced no work stoppages and believes its relationship with its employees is good.

     Polycom believes that its future success will depend in part on its continued ability to hire, assimilate and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that Polycom will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position or Polycom's inability to attract and retain skilled employees, as needed, could materially adversely affect Polycom's business, financial condition or results of operations. Continued development and commercialization of Polycom's videoconferencing products also depends substantially upon the continued efforts of its engineering and marketing personnel, and there can be no assurance that such individuals will continue to remain employed by Polycom. The loss of the services of any executive officer or other key technical or management personnel involved with Polycom's videoconferencing products for any reason could have a material adverse effect on the business, financial condition or results of operations of Polycom.

ITEM 2. PROPERTIES

     Polycom's headquarters are located in a 52,000 square foot facility in San Jose, California pursuant to a lease which expires in December 1998. Polycom has two options to extend the lease for terms of one (1) year at market rate. This facility accommodates corporate administration, research and development, marketing, sales and customer support. On May 12, 1997, the Company entered into a three year operating lease for 19,890 square feet of a building in Livermore, California which is used as the Company's North American and Latin American distribution center and repair center. This lease expires on May 31, 2000. The Company also utilizes space at its manufacturing contractor in Thailand and its United Kingdom distribution contractor in the United Kingdom to provide an Asian and European distribution and repair center, respectively. Polycom also leases, on a short-term basis, sales office space in the metropolitan areas of Chicago, Austin, London, Munich, China and Singapore. Polycom believes that its current facilities are adequate to meet its needs for the foreseeable future. Polycom believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

     ViaVideo Communications, Inc. ("ViaVideo") is involved in certain lawsuits alleging breach of contract, breach of confidential relationship, patents and other related allegations. ViaVideo will vigorously defend against these claims and any related claims for damages. While litigation is inherently uncertain, ViaVideo believes that the ultimate resolution of these matters beyond that provided in the balance sheet at December 31, 1997 of ViaVideo will not have a material adverse effect on the Company's financial position.

     Additionally, from time to time the Company is subject to a variety of disputes or litigation in the normal course of business including suits related to intellectual property, contract law, personal injury and employee relations. In the opinion of management, matters in which the Company is currently involved, in the aggregate, should not have a material adverse effect on the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 10, 1997, the Stockholders of the Company held a special meeting to consider and vote upon the combination of ViaVideo Communications, Inc. with Polycom through the merger of Venice Acquisition Corporation, a wholly owned subsidiary of Polycom, with and into ViaVideo. Details of the Merger Plan are contained in the Schedule 14A filing to the Securities and Exchange Commission on November 19, 1997. The results of the vote are as follows:

               For:                          14,192,333
               Against:                          17,345
               Abstentions:                      11,010
               Broker Non-Votes:                144,594

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is quoted on the Nasdaq National Market ("Nasdaq") under the symbol "PLCM." Prior to its initial public offering on April 29, 1996, there was no public market for the Company's Common Stock. The following table sets forth the high and low closing sales prices for the Common Stock as reported by Nasdaq for the periods indicated. These prices do not include retail mark-ups, markdowns or commissions.

                                                             HIGH          LOW
                                                             ----          ---
 FISCAL YEAR 1996
 Second Quarter (commencing April 30, 1996)                $ 10 3/4      $ 6 5/8
 Third Quarter                                                9 1/4        5 5/8
 Fourth Quarter                                              7 3/16        3 3/4

 FISCAL YEAR 1997
 First Quarter                                              5 11/16        3 1/2
 Second Quarter                                               5 3/8        2 3/4
 Third Quarter                                                5 7/8        4 3/8
 Fourth Quarter                                               6 5/8        4 7/8

 FISCAL YEAR 1998
 First Quarter (through February 27, 1998)                    7 7/8        5 1/8


     On February 27, 1998, the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $7.88 per share. As of such date, there were approximately 127 stockholders of record who held shares of the Company's Common Stock (although Polycom has been informed that there are approximately 2,100 beneficial owners), as shown on the records of Polycom's transfer agent for such shares.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form10-K. The consolidated statement operations data for the years ended December 31, 1997, 1996 and 1995 and the consolidated balance sheet data at December 31, 1997 and 1996, are derived from, and are qualified by reference to, the consolidated financial statements which have been audited by Coopers & Lybrand L.L.P. and are included in this Form 10-K. The consolidated balance sheet data at December 31, 1995, 1994 are derived from audited consolidated financial statements which have also been audited by Coopers & Lybrand L.L.P.

SELECTED CONSOLIDATED FINANCIAL DATA

                                                                         December 31,
                                                        -------------------------------------------------
 (in thousands, except per share data)                   1997      1996      1995        1994      1993
---------------------------------------------------------------------------------------------------------
 Operating Data:
 Net revenues                                          $46,630    $37,032    $24,944    $15,025    $8,669
 Costs and expenses:
  Cost of net revenues                                  25,255     17,698     10,859      6,211     3,725
  Sales and marketing                                   10,504      9,095      7,073      5,307     2,917
  Research and development                               9,060      7,574      6,852      5,527     4,253
  General and administrative                             3,141      2,148      1,819      1,140       801
  Acquisition costs                                        597        ---         --         --       ---
                                                       -------     ------    -------    -------   -------
 Operating income (loss)                                (1,927)       517     (1,659)    (3,160)   (3,027)
 Taxes, interest and other, net                             859       966         57        197        30
                                                       -------     ------    -------    -------   -------
 Net income (loss)                                     $(1,068)    $1,483    $(1,602)   $(2,963)  $(2,997)
                                                       -------     ------    -------    -------   -------
                                                       -------     ------    -------    -------   -------
 Basic net income (loss) per share                      $(0.06)     $0.11     $(0.60)    $(1.25)   $(1.43)
 Diluted net income (loss) per share                    $(0.06)     $0.08     $(0.60)    $(1.25)   $(1.43)
 Weighted average shares outstanding for basic ES       19,066     13,978      2,650      2,371     2,099
 Weighted average shares outstanding for diluted EPS    19,066     18,568      2,650      2,371     2,099

                                                                 December 31,
                                                   --------------------------------------------
             (in thousands)                           1997     1996      1995     1994    1993
-----------------------------------------------------------------------------------------------
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments  $ 16,462 $ 19,649 $  6,261 $  5,792 $ 8,196
Working capital                                      26,347   27,957    7,829    5,442   8,273
Total assets                                         41,598   37,720   18,000   10,778  11,888
Notes payable, less current portion                     --       ---    1,178      757     494
Convertible redeemable preferred stock                 ---        --   22,360   17,380  17,380
Total stockholders' equity (deficit)                 30,665   31,221  (12,640) (11,088) (8,169)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER SECTIONS OF THIS DOCUMENT CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS, AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES" AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDING POTENTIAL FLUCUATIONS IN RESULTS AND FUTURE GROWTH RATES; THE SUCCESSFUL LAUNCH AND MANUFACTURING RAMP OF THE VIEWSTATION, SHOWSTATION IP AND OTHER NEW PRODUCTS; THE MARKET ACCEPTANCE OF VIEWSTATION, SHOWSTATION IP AND OTHER NEW PRODUCTS; THE ACHIEVEMENT OF THE PRODUCT DEVELOPMENT DELIVERABLES ASSOCIATED WITH THE SECOND 3M AGREEMENT AND THE SUCCESS OF 3M IN ESTABLISHING AND MAINTAINING CHANNELS FOR THE VIEWSTATION AND SHOWSTATION IP PRODUCTS; THE PROFITABILITY OF THE DATACONFERENCING AND VIDEOCONFERENCING PRODUCT LINES; DEPENDENCE ON NEW PRODUCTS; TECHNOLOGICAL CHANGE; UNCERTAINTIES RELATING TO THE INTEGRATION OF OPERATIONS OF VIAVIDEO COMMUNICATIONS, INC.; EFFECTS OF THE ACQUISITION ON EXISTING BUSINESS PARTNERSHIPS; DEPENDENCE ON THIRD PARTY DISTRIBUTORS; RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS; DEPENDENCE ON RESEARCH AND DEVELOPMENT; COMPETITION; DEPENDENCE ON THIRD PARTY MANUFACTURERS; DEPENDENCE ON INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS; DEPENDENCE ON THIRD-PARTY LICENSES; DEPENDENCE ON PERSONNEL; AND OTHER RISKS

DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q FOR THE QUARTERS ENDED MARCH 30, 1997, JUNE 29, 1997 AND SEPTEMBER 28, 1997 AND THE COMPANY'S CURRENT REPORTS ON FORM 8-K FILED WITH THE COMMISSION ON AUGUST 13, 1997, SEPTEMBER 9, 1997 AND JANUARY 16, 1998. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, INVESTORS SHOULD CAREFULLY REVIEW THE RISK FACTORS AND OTHER INFORMATION SET FORTH IN THE REPORTS AND OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE COMMISSION.

OVERVIEW

     Polycom was incorporated in December 1990 to develop, manufacture and market audioconferencing, dataconferencing and videoconferencing products that facilitate meetings at a distance. Polycom was engaged principally in research and development from inception through September 1992, when it began volume shipments of its first audioconferencing product, SoundStation. As of December 31, 1997, Polycom's audioconferencing product line consisted principally of the SoundStation, SoundStation EX, SoundStation Premier, and SoundPoint. Polycom began shipping its first dataconferencing product, ShowStation, in November 1995. In October 1997, Polycom announced enhancements to its audio and dataconferencing product lines and its first videoconferencing product, the ViewStation which are discussed later in this section. In January 1998, the Company acquired all the outstanding shares of ViaVideo Communications, Inc. in a stock transaction valued at $54 million. ViaVideo is a development stage company dedicated to the development of videoconferencing equipment. Polycom's ViewStation product comes about as a result of the merger and commenced first customer shipments in the first quarter of 1998. Polycom markets its products domestically and internationally through a network of value-added resellers ("VARS"), original equipment manufacturers ("OEMS"), and retailers and also sells its audioconferencing products through its direct sales force. Through December 31, 1997, Polycom has derived a substantial majority of its net revenues from sales of its SoundStation products. Polycom anticipates that sales of its SoundStation product line will continue to account for a substantial majority of net revenues at least through the year ending December 31, 1998. Any factor adversely affecting the demand or supply for the SoundStation product line could materially adversely affect Polycom's business, financial condition, cash flows or results of operations.

     From inception through the nine month period ended September 30, 1995, the Company incurred losses from operations, primarily as a result of its investments in the development of its products and the expansion of its sales and marketing, manufacturing and administrative organizations. The Company achieved profitability in the fourth quarter of 1995 and generated a small operating income in each quarter of fiscal 1996. The Company incurred a quarterly operating loss in each quarter of 1997. The Company intends to continue to invest significantly in research and development, and plans to operate with an operating loss or break-even results, excluding acquisition expenses, through the first quarter of 1998. There can be no assurance that the Company will achieve its operating plans or achieve profitable operations in any subsequent period.

     In March 1997, Polycom entered into a joint marketing and development agreement (the "FIRST AGREEMENT") with 3M. Under the agreement, 3M provided
$3.0 million in funding to Polycom for certain deliverables related to the development of the next generation dataconferencing product and will also provide shared technology resources for the development of future products. Through December 31, 1997, Polycom recorded the $3.0 million as revenue,
$1.0 million in each of the first three quarters of 1997, based on delivery of the items specified in the contract. The amounts recognized as revenue approximates the amount that would have been recognized using the percentage of completion methodology. Additionally, Polycom has granted 3M exclusive private-label rights in certain distribution channels to the products developed under this agreement subject to certain minimum volumes. Further, 3M received warrants to purchase up to 2,000,000 shares of Polycom's common stock at an exercise price of $7.50 per share. The warrants expire in March 1999, which may be extended until March 2000 depending on the delivery of Polycom's first product developed under the agreement. At the time of grant, the warrants were valued using the Black-Scholes model and were determined to have a value of $40,000. 3M also has certain rights of first offer under its stock warrant agreement with Polycom which will give 3M the right, for a period of 45 days after the Effective Time, to purchase additional shares of Polycom Common Stock at a purchase price of $7.50 per share. In February 1998, 3M exercised this option and purchased approximately one million shares of Polycom common stock for a consideration of approximately $7.6 million. As a result of the purchase, 3M owns approximately 3.5% of outstanding Polycom common stock.

     In June 1997, Polycom entered into a second joint marketing and development agreement (the "SECOND AGREEMENT") with 3M. Under this agreement, 3M is expected to provide $2.5 million in funding to Polycom for certain deliverables related to the development of videoconferencing products and may also provide shared technology resources for the development of future products. However, in order to receive the funding, Polycom must meet certain milestones as outlined in the agreement. There can be no assurance that the Company will meet these milestones or receive the funding. If Polycom does not receive this funding from 3M, it will have a material adverse impact on the profitability of the Company. Polycom will grant 3M exclusive private-label rights in certain distribution channels to the products developed under this agreement. As of December 31, 1997, Polycom has not recognized any revenue under this agreement.

     As mentioned above, in June 1997 Polycom signed an agreement under which Polycom would acquire ViaVideo. This acquisition of ViaVideo adds a videoconferencing product and engineering team to Polycom's audioconferencing and dataconferencing product portfolio. In December 1997, the shareholders of both companies voted to approve the merger and, on January 2, 1998, the merger became effective. On January 2, 1998, under the terms of the agreement, 8.7 million shares of Polycom Common Stock, plus an additional 1.1 million shares based on option grants by ViaVideo, were exchanged for all outstanding shares and options of ViaVideo. The transaction is being accounted for as a pooling of interests and qualifies as a tax-free reorganization.

     In October 1997, Polycom announced a new set of data, video and audioconferencing products to add to its existing line. In the dataconferencing market, Polycom announced its new ShowStation IP product which is its next generation conference room projector. The ShowStation IP is targeted to be available in North America in the first quarter of 1998 and in Europe and Asia Pacific on a country-by-country basis over the following several months. In the videoconferencing arena, Polycom introduced the new ViewStation product family which includes a 128kbps version, providing enhanced video performance, or a 384kbps/512kbps version which provides premium-quality full-motion video. The 128kbps version began shipping in North America in the first quarter of 1998 while the 384kbps/512kbps version has a targeted first customer ship date in April 1998. In the audioconferencing market, Polycom introduced the SoundStation Premier Satellite which is a unique enhanced system that works in conjunction with Polycom's SoundStation Premier conference phone. The SoundStation Premier Satellite began shipping in North America in December 1997. There can be no assurance that any products not yet commercially available will be available by Polycom's targeted dates and the lack of availability of these products will materially affect Polycom's financial results.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1997

     The following table sets forth, as a percentage of net revenues, consolidated statement of operations data for the periods indicated.

                                                        Year Ended December 31,
                                                     -----------------------------
                                                       1997      1996       1995
                                                       ----      ----       ----
 Net revenues                                          100%      100%       100%
 Cost of net revenues                                   54%       48%        44%
                                                     -----------------------------
           Gross profit                                 46%       52%        56%

  Operating expenses:
      Sales and marketing                               23%       25%        28%
      Research and development                          19%       20%        28%
      General and administrative                         7%        6%         7%
      Acquisition expenses                               1%        0%         0%
                                                     -----------------------------
           Total operating expenses                     50%       51%        63%
                                                     -----------------------------
 Operating income (loss)                                (4%)       1%        (7%)
 Interest income, net                                    2%        2%         1%
 Litigation settlement income, net                       0%        1%         0%
 Other expense, net                                      0%        0%         0%
                                                     -----------------------------
 Income (loss) before provision for income taxes        (2%)       4%        (6%)
 Provision for income taxes                              0%        0%         0%
                                                     -----------------------------
 Net income (loss)                                      (2%)       4%        (6%)
                                                     -----------------------------
                                                     -----------------------------

     The following table sets forth net revenues, by line of business, for the periods indicated (amounts in thousands.)

                                                      Year Ended December 31,
                                                    ---------------------------
                                                      1997     1996      1995
                                                      ----     ----      ----
AUDIOCONFERENCING:
 Net revenues                                        $40,875  $32,242   $23,814
 Cost of net revenues                                 20,524   12,629     9,906
                                                    ----------------------------
     Gross profit                                    $20,351  $19,613   $13,908

     Gross margin                                         50%      61%       58%

DATACONFERENCING:
 Net revenues                                         $5,755   $4,790    $1,130
 Cost of net revenues                                  4,731    5,069       953
                                                    ----------------------------
      Gross profit                                    $1,024    $(279)     $177
      Gross margin                                        18%      (6)%      16%

NET REVENUES

     Total net revenues for 1997 were $46.6 million, an increase of $9.6 million or 26%, compared to the same period in 1996. The audioconferencing net revenues for 1997 were up $8.6 million, or 27%, when compared to 1996. This increase was due to the introduction of the new Premier and SoundPoint product lines in this division, which was partially offset by price reductions for the SoundStation product line. For SoundStation, unit sales increased over the same period in 1996. Dataconferencing revenues were $5.8 million for 1997 versus $4.8 million for 1996. This increase was due entirely to the revenue associated with the First Agreement with 3M which offset significant ShowStation unit volume decreases.

     Net revenues increased $12.1 million, or 49%, when comparing 1996 to 1995. Audioconferencing net revenues increased 35% to $32.2 million in 1996 from 1995. The increase was primarily due to increased unit sales, resulting from the increased market acceptance of Polycom's audioconferencing product line, and, to a lesser extent, through the expansion of Polycom's North American and international distribution networks, offset in part by a decline in the list price of its SoundStation products. Dataconferencing net revenues increased 336% to $4.8 million in 1996 when compared to 1995. The increase was due to increased product shipments. The first dataconferencing products began shipping in November 1995 and did not have any net revenues prior to this time.

     During 1997, 1996 and 1995, Polycom derived a substantial majority of its net revenues from sales of its SoundStation product family. Lucent Technologies accounted for 10% of net revenues in 1997 and ConferTech accounted for 11% of net revenues in 1995. No other customer or reseller accounted for more than 10% of Polycom's net revenues during the periods.

     International net revenues accounted for 23%, 23%, and 24% of total net revenues for 1997, 1996, and 1995, respectively. See Note 13 of Notes to Consolidated Financial Statements for business segment information. In 1997, price reductions offset unit growth internationally and the $3.0 million in revenue associated with the First 3M Agreement offset other product revenue growth in the Company's international business. The reduction in the percentage of international net revenues for 1996 from 1995 resulted from initial sales of the SoundPoint and SoundStation Premier product families, which were introduced first in North America. Polycom anticipates that international sales will continue to account for a significant portion of total net revenues for the foreseeable future. However, international net revenues may fluctuate in the future as Polycom introduces new products since Polycom expects to initially introduce such products in North America and also because of the additional time required for product homologation and regulatory approvals of new products in international markets. Additionally, the recent economic problems in the Asian market could adversely offset the Company's profitability if it continues in 1998. To the extent Polycom is unable to expand international sales in a timely and cost-effective manner, Polycom's business, financial condition, or results of operations could be adversely affected. There can be no assurance that Polycom will be able to maintain or increase international market demand for Polycom's products. To date, a substantial majority of Polycom's international sales have been denominated in U.S. currency; however, Polycom expects that in the future more international sales may be denominated in local currencies.

COST OF NET REVENUES

     Cost of net revenues consists primarily of Polycom's manufacturing organization, contract manufacturers, tooling depreciation, warranty expense and an allocation of overhead expenses. The cost of net revenues represented 54% of net revenue in 1997 compared to 48% in 1996. The audioconferencing cost of net revenues percentage was 50% in 1997 versus 39% in the 1996. The increase in audioconferencing cost of net revenue percentage is primarily attributable to the 37% SoundStation price reduction implemented in North America in January 1997 and the 30% price reduction implemented in the International regions in April 1997. Also, the costs associated with transitioning the SoundStation and Premier product manufacturing to IMS in Thailand and the introduction of a lower margin audio product contributed to the higher cost of net revenues percentage. The dataconferencing cost of net revenues was 82% in 1997 compared to 106% in 1996. In the dataconferencing division, the decrease in the cost of net revenues percentage was primarily due to the revenue received under the First Agreement with 3M, which had very low associated costs. Although Polycom's dataconferencing division will not receive revenue associated with deliverables from the First Agreement with 3M in 1998, the dataconferencing cost of net revenues is expected to decrease in 1998 due to the introduction of the next generation ShowStation product and a royalty revenue stream associated with the First Agreement with 3M.

     When comparing 1996 to 1995, the cost of net revenue percentage increased to 48% in 1996 from 44% in 1995. The audioconferencing cost of net revenue percentage decreased to 39% in 1996 from 42% in 1995 which was due cost reductions in the SoundStation product line, partially offset by the negative impact of the price reduction in the first quarter of 1996. The dataconferencing cost of net revenues percentage increased to 106% in 1996 from 84% in 1995.
This increase was due to higher costs associated with the manufacturing start-up of the ShowStation product and lower than planned unit volume which generated unfavorable manufacturing cost variances.

     Polycom expects that the overall cost of net revenues percentage will remain at current levels in 1998. Cost of net revenue percentage increases due to increased sales of lower margin audio products should be offset by cost of net revenue percentage decreases due to increased royalty streams associated with the video and data products and the 3M video revenue associated with deliverables connected with the Second Agreement with 3M which is expected to be recognized in the first half of 1998; however there can be no assurances that this will happen. Due to significant dependence on uncertain items such as the royalty revenue stream, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs related to the new data and video products, and timing of sales within each quarter of 1998, the cost of net revenues percentage can fluctuate significantly. There can be no assurances on achieving profitability targets due to these and other uncertainties.

     Polycom's historical price reductions have been driven by Polycom's desire to expand the market for its products, and Polycom may further reduce prices or introduce new products that carry higher costs in order to further expand the market or to respond to competitive pricing pressures. There can be no assurance that such actions by Polycom will expand the market for its products or be sufficient to meet competitive pricing pressures. In the future, the cost of net revenue percentage may be affected by price competition and changes in unit volume shipments, product cost and warranty expenses. The cost of net revenues percentage may also be impacted by the mix of distribution channels used by Polycom, the mix of products sold and the mix of International versus North American revenues. Polycom typically realizes lower cost of net revenue percentages on direct sales than on sales through indirect channels. If sales through resellers, especially OEMs, increase as a percentage of total revenues, Polycom's cost of net revenues percentage will be adversely impacted.

     In June 1997, Polycom began manufacturing the SoundStation products at a manufacturing contractor based in Thailand. During the third quarter of 1997, this same manufacturer also began producing the Premier product family. Although the transition of the manufacturing process to the Thailand manufacturer caused an unfavorable cost variance in the initial phase, Polycom realized lower audioconferencing cost of net revenues in the fourth quarter of 1997, primarily in SoundStation and Premier product families, and expects this trend to continue for these products, although there can be no assurances that this will occur. Additionally, in July 1997, Polycom moved its distribution and product repair center to a new location in Livermore, California. This move is expected to provide Polycom with better control over its distribution and repair activities and may improve overall warranty and service costs, although there are no assurances that this will happen.

SALES AND MARKETING EXPENSES

                                                                  Increase (Decrease)
                                 Year End December 31,               From Prior Year
                             ----------------------------         --------------------
Dollars in Thousands           1997      1996       1995            1997       1996
--------------------         ----------------------------         --------------------
Expenses                     $10,504    $9,095     $7,073             15%        29%
% of Net Revenues                 23%       25%        28%            (2%)       (3%)

     The increase in absolute dollars in 1997 and 1996 was primarily related to the expansion of Polycom's sales and marketing organization, primarily for the direct sales force and associated costs, and increased commission expenses related to higher sales volumes. Additionally, in compliance with a joint services agreement with ViaVideo, Polycom incurred, and billed out as a credit to its expense, charges related to marketing work done on behalf of ViaVideo. In 1996, the sales and marketing expense increase was related to the launch of Polycom's dataconferencing business.

     Polycom expects to continue to increase its sales and marketing expenses in absolute dollar amounts in an effort to expand North American and international markets, market new products and establish and expand distribution channels. In particular, due to the innovative nature of the ShowStation IP and ViewStation products, Polycom believes it will be required to incur significant additional expenses for sales and marketing, including advertising, to educate potential customers as to the desirability of these products. Further, due to uncertainties concerning the service and support requirements of the ShowStation IP and ViewStation products, Polycom may experience higher customer support charges in the future. Also, compensation and benefits for the new Vice President of Marketing will cause an increase in Marketing and Sales expense in the future. Also, the Company will likely incur additional expenses related to the liquidation of the ShowStation product in Latin America. Further, due in large part to the merger with ViaVideo, sales and marketing expenses will increase in absolute dollars and as a percentage of net revenues which will materially adversely affect the profitability of Polycom.

RESEARCH AND DEVELOPMENT EXPENSES

                                                                  Increase (Decrease)
                                   Year End December 31,            From Prior Year
                              ----------------------------        --------------------
Dollars in  Thousands           1997      1996       1995             1997       1996
---------------------         ----------------------------        --------------------
Expenses                       $9,060    $7,574     $6,852             20%        11%
% of Net Revenues                  19%       20%        28%             (1%)      (8%)

     Research and development expenses consist primarily of compensation costs, outside services, consulting fees, an allocation of overhead expense, supplies and depreciation. The increase in dollar amount in research and development expenses in 1997 and 1996 was primarily attributable to increased staffing and associated support required to expand and enhance Polycom's dataconferencing and audioconferencing product lines. As of December 31, 1997, all research and development costs have been expensed as incurred. Also, in compliance with a joint services agreement with ViaVideo, Polycom incurred, and billed out as a credit to its expense, charges related to development work done on behalf of ViaVideo.

     Polycom believes that technological leadership is critical to its success and is committed to continuing a high level of research and development. Consequently, Polycom intends to increase its research and development expenses in absolute dollars in the future. Further, due in large part to the merger with ViaVideo, research and development expenses will increase in absolute dollars and as a percentage of net revenues which will materially adversely affect the profitability of Polycom.

GENERAL AND ADMINISTRATIVE EXPENSES

                                                                    Increase (Decrease)
                                   Year End December 31,               From Prior Year
                               ---------------------------          -------------------
Dollars in Thousands            1997      1996       1995             1997       1996
--------------------           ---------------------------          -------------------
Expenses                       $3,141    $2,148     $1,819             46%        18%
% of Net Revenues                   7%        6%         7%             1%        (1%)

     General and administrative expenses consist primarily of compensation costs, an allocation of overhead expense, and outside legal and accounting expenses. The increase in dollar amount in 1997 and 1996 was primarily due to increased staffing, including the hiring of a president at the beginning of 1997, to support Polycom's growth and, during 1996, to costs related to patent litigation. Polycom believes that its general and administrative expenses will increase in absolute dollar amounts in the future primarily as a result of expansion of Polycom's administrative staff and infrastructure and additional information technology improvements to support a larger company. Further, due in large part to the merger with ViaVideo and the addition of its management staff, general and administrative expenses will increase in absolute dollars and as a percentage of net revenues which will materially adversely affect the profitability of Polycom.

ACQUISITION EXPENSES

     In 1997, Polycom incurred expenses totaling $0.6 million related to the acquisition of ViaVideo. A significant portion of these charges were for outside legal, accounting and consulting services. There can be no assurances that Polycom will not incur additional acquisition related charges in subsequent quarters associated with the merger with ViaVideo or that management will be successful in its efforts to integrate the operations of the acquired company. There are significant risks associated with the acquisition of ViaVideo including but not limited to: (i) difficulties in generating enough videoconferencing revenue to offset the substantial operating expenses associated with this product family; (ii) difficulties in integration of the companies; (iii) difficulties in maintaining revenue levels during product transitions; (iv) difficulties or delays in achieving product and technology integration benefits; and (v) increased competition from other videoconferencing companies. Further, the acquisition relates to a company that is in its early stage of development. As a result, Polycom believes that the increases in costs of net revenues and in operating expenses associated with the development and integration of these technologies will, in the near term, greatly exceed any associated increases in net revenues, which will have an adverse impact on operating results.

OTHER INCOME AND EXPENSE AND PROVISION FOR INCOME TAXES

     Interest income consists of interest earned on Polycom's cash equivalents and short-term investments. Interest expense is from Polycom's bank debt facilities. Interest income, net of interest expense was $1.0 million, $0.8 million and $0.2 million for 1997, 1996, and 1995, respectively. The increase in 1997 was due to the increase in Polycom's cash equivalents and short-term investments as a result of its initial public offering in the second quarter of 1996. In addition, interest expense recorded in 1997 is insignificant due to the reduction in debt after the initial public offering. The increase in interest income, net of interest expense, in 1996 over 1995 was primarily due to the increase in Polycom's cash equivalents and short-term investments resulting from Polycom's initial public offering.

     Polycom accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." In 1997 and 1996 Polycom provided for income tax of $171,000 and $108,000, respectively, for federal and certain foreign alternative minimum taxes. Polycom incurred a net loss and consequently paid no federal or state income taxes in 1995. In 1998 and beyond, Polycom is targeting to realize increasingly profitable results which will generate significantly higher federal and state income tax expense, although there can be no assurance Polycom will achieve profitable results.

     As of December 31, 1997, Polycom had approximately $4.1 million in federal net operating loss carryforwards and $1.4 million in federal tax credit carryforwards. The future utilization of Polycom's net operating loss carryforwards may be subject to certain limitations upon certain changes in ownership. Polycom believes that its initial public offering on April 29, 1996 triggered a change in ownership pursuant to the Internal Revenue Code of 1986, as amended, such that the annual limitation for utilization of federal net operating loss carryforwards is approximately $7.1 million. The ViaVideo acquisition may trigger an additional limitation in 1998.

     Polycom has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced. See Note 11 of Notes to Consolidated Financial Statements.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

     Polycom's net revenues have grown primarily through increased market acceptance of its established audioconferencing product line, new product introductions and through the expansion of Polycom's North American and International distribution networks. While Polycom has experienced growth in net revenues in recent quarters, it does not believe that the historical growth rates in net revenues will be sustainable nor are they indicative of future operating results. For example, Polycom believes that the 37% price reduction in the North American list price of its SoundStation product line, effective December 1996 for resellers and January 1997 for end user customers, and the 30% price reduction for SoundStation products sold internationally effective April 1997, negatively impacted Polycom's net revenues and profitability 1997 and will continue to negatively impact net revenues and profitability throughout 1998. Polycom believes that profitability could continue to be negatively affected in the future as a result of several factors including low to negative gross margins for Polycom's ShowStation and ShowStation IP dataconferencing products and ViewStation videoconferencing product, inventory value loss related to the ShowStation inventory if it is determined that the units cannot be sold for at least carrying cost, the reduction in the list prices of the SoundStation product line, the introduction of the lower margin SoundPoint desktop product line and continuing competitive price pressure in the audioconferencing and dataconferencing markets. Although price reductions have been driven by Polycom's desire to expand the market for its products, and Polycom expects that in the future it may further reduce prices or introduce new products that carry lower margins in order to further expand the market or to respond to competitive pricing pressures, there can be no assurance that such actions by Polycom will expand the market for its products or be sufficient to meet competitive pricing pressures. In addition, costs related to the merger with ViaVideo, and its integration into Polycom, expense growth related to the activities of the combined entities and costs related to the introduction of the new ShowStation IP, ViewStation, and SoundStation Satellite products could negatively impact future profitability. Also, the impacts of pending or future litigation against

Polycom or ViaVideo, including the suit filed by VTEL against ViaVideo as mentioned in Polycom's Form 8-K filed on September 9, 1997 and the suit filed by Datapoint, as discussed in Polycom's Form 8-K filed on January 2, 1998, are difficult to predict at this time. Further, Polycom's limited operating history and limited resources, among other factors, make the prediction of future operating results difficult if not impossible.

     In the past Polycom has experienced delays from time to time in the introduction of certain new products and enhancements and expects that such delays may occur in the future. For instance, the introduction of ShowStation was delayed by approximately eighteen months from the originally anticipated date of introduction because of unforeseen technical challenges and difficulties in building core technologies and, for approximately nine weeks in the first quarter of 1996, shipments were interrupted in order to correct software and other technical problems identified by initial customers. In addition, SoundStation Premier first customer shipments were delayed from its original shipment target of September 1996 to November 1996, ShowStation IP was delayed from September 1997 to its targeted first customer shipment date of February 1998, and ViewStation was delayed from December 1997 to February 1998 due to engineering and manufacturing start-up issues. Any similar delays could have a material adverse effect on Polycom's results of operations.

     Polycom's operating results have fluctuated in the past and may fluctuate in the future as a result of a number of factors, including market acceptance of the next generation of ShowStation products, the ViewStation, and other new product introductions and product enhancements by Polycom or its competitors, the prices of Polycom's or its competitors' products, the mix of products sold, the mix of products sold directly and through resellers, fluctuations in the level of international sales, the cost and availability of components, manufacturing costs, the level and cost of warranty claims, changes in Polycom's distribution network, the level of royalties to third parties and changes in general economic conditions. In addition, competitive pressure on pricing in a given quarter could adversely affect Polycom's operating results for such period, and such price pressure over an extended period could materially adversely affect Polycom's long-term profitability. Polycom's ability to maintain or increase net revenues will depend upon its ability to increase unit sales volumes of its SoundStation, SoundStation Premier and SoundPoint families of audioconferencing products and the dataconferencing line of products, currently comprised of the ShowStation products, its first videoconferencing product, ViewStation, and any new products or product enhancements. There can be no assurance that Polycom will be able to increase unit sales volumes of existing products, introduce and sell new products or reduce its costs as a percentage of net revenues.

     Polycom typically ships products within a short time after receipt of an order, and historically has not had a significant backlog, however, backlog may fluctuate significantly from period to period. As a result, backlog at any point in time is not a good indicator of future net revenues and net revenues for any particular quarter cannot be predicted with any degree of accuracy. Accordingly, Polycom's expectations for both short- and long-term future net revenues are based in large part on its own estimate of future demand and not on firm customer orders. In addition, Polycom has in the past received orders and shipped a substantial percentage of the total products sold during a particular quarter in the last several weeks of the quarter. In some cases, these orders have consisted of distributor stocking orders and Polycom has from time to time provided special incentives for distributors to purchase more than the minimum quantities required under their agreements with Polycom. Therefore, Polycom has been uncertain, throughout most of each quarter, as to the level of revenues it will achieve in the quarter and the impact that distributor stocking orders will have on revenues and profitability in that quarter and subsequent quarters. In addition, because a substantial percentage of product sales occur at the end of the quarter, product mix and, therefore, profitability is difficult to predict. Further, there can be no guarantee that Polycom's contract manufacturers will be able to meet product demand before a quarter ends. Polycom anticipates that this pattern of sales may continue in the future with the exception that the Company may reduce and ultimately eliminate the end of quarter incentives offered to distributors. If the Company chooses to eliminate reduced stocking incentive programs, particularly those associated with audioconferencing sales, quarterly revenue may be materially adversely affected. Expense levels are based, in part, on these estimates and, since Polycom is limited in its ability to reduce expenses quickly if orders and net revenues do not meet expectations in a particular period, operating results would be adversely affected. In addition, a seasonal demand may develop for Polycom's products in the future. Due to all of the foregoing factors, it is likely that in some future quarter Polycom's operating results will be below the expectations of public market analysts and investors. In such event, the price of Polycom's Common Stock would likely be materially adversely affected.

     Polycom has a significant inventory of monochrome ShowStation products which it plans to sell in Latin America over the next several quarters. There can be no assurance that Polycom will be successful in the sale of such products. The failure to successfully sell such inventory would have a material adverse effect on Polycom's business, financial condition and results of operations.

     The markets for videoconferencing products are characterized by changing technology, evolving industry standards and frequent new product introductions. The success of Polycom's new videoconferencing products is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of Polycom's competitors and market acceptance of these products. Polycom is attempting to address the need to develop new products through its internal development efforts and joint developments with other companies. There can be no assurance that Polycom will successfully identify new videoconferencing product opportunities and develop and bring new videoconferencing products to market in a timely manner, or that videoconferencing products and technologies developed by others will not render Polycom's videoconferencing products or technologies obsolete or noncompetitive. The failure of Polycom's new videoconferencing products development efforts would have a material adverse effect on Polycom's business, financial condition and results of operations.

     Polycom completed the acquisition (the "Acquisition") of ViaVideo Communications Inc. on January 2, 1998. Polycom acquired ViaVideo with the expectation that the Acquisition would result in operating and strategic benefits, including operating cost reductions and product development, marketing and sales synergies. If the operations of ViaVideo are not successfully combined with those of Polycom in a coordinated, timely and efficient manner, Polycom's business, financial condition and results of operations would be materially adversely effected. The integration of ViaVideo's product offerings and operations with Polycom's product offerings and operations and the coordination of ViaVideo's sales and marketing efforts with those of Polycom will require substantial attention from management. The diversion of the attention of management and any difficulties encountered in the transition process could have a material adverse affect on Polycom's business, financial condition or results of operations. The difficulties of assimilation may be increased by the necessity of integrating personnel with disparate business backgrounds and combining two different corporate cultures. In addition, the process of combining the two organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses, which could have an adverse effect on the combined operations. As a result of the acquisition, Polycom's operating expenses will increase in absolute dollars. Should the expected revenues from ViaVideo products not occur, or occur later or in an amount less than expected, the higher operating expenses could have a material adverse affect on the business, financial condition and results of operations of Polycom. Failure to achieve the anticipated benefits of the Acquisition or to successfully integrate the operations of the companies could have a material adverse effect upon the business, operating results or financial condition of Polycom. Additionlly, there can be no assurance that Polycom will not incur additional material charges in future quarters to reflect additional costs associated with the Acquisition.

     The Acquisition could cause customers and potential customers of Polycom or ViaVideo to delay or cancel orders for products as a result of customer concerns and uncertainty over product evolution, integration and support of ViaVideo's products with Polycom's products. Such a delay or cancellation of orders could have a material adverse effect on the business, financial condition or results of operations of Polycom.

     Polycom and PictureTel have entered into agreements whereby PictureTel resells Polycom's ShowStation products and supplies Polycom's SoundPoint products to other producers of videoconferencing products. Polycom does not have any such agreements with PictureTel regarding the resale or supply of any of Polycom's videoconferencing products. Polycom and PictureTel are also competitors in the teleconferencing market and, as such, there can be no assurance that PictureTel will enter into future agreements to resell or supply any new or enhanced teleconferencing products. Products under development at ViaVideo are expected to be more directly competitive with PictureTel products, and thus competition between PictureTel and Polycom is likely to increase, resulting in a strain on the existing relationship between the companies, which could have a material adverse effect on the business, financial condition or results of operations of Polycom.

     Polycom's operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond Polycom's control. Additionally, most of Polycom's operations are currently located in the San Francisco

Bay Area, an area that is susceptible to earthquakes. Polycom does not carry sufficient business interruption insurance to compensate Polycom for losses that may occur, and any losses or damages incurred by Polycom could have a material adverse effect on its business, financial condition or operating results.

LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE YEARS ENDED DECEMBER 31, 1997

     As of December 31, 1997, Polycom's principal sources of liquidity included cash and cash equivalents of $11.3 million and short-term investments of $5.2 million. Additionally, on October 17, 1997, the Company re-established a $5.0 million revolving bank line of credit from Silicon Valley Bank. This line of credit allows for an additional facility of $5.0 million available upon request by the Company and contingent upon payment of associated fees. The line of credit facility contains provisions that require the maintenance of certain financial ratios and profitability requirements. As of December 31, 1997, Polycom was in compliance with these covenants. See Note 8 of Notes to Consolidated Financial Statements.

     Polycom used cash in operating activities totaling $1.0 million, $2.3 million, and $3.3 million for the years ended 1997, 1996, and 1995, respectively. The improvement in cash from operating activities was due primarily to improved collections of accounts receivable and larger accounts payable balances, offset somewhat by lower profitability, after considering non-cash items such as depreciation, in 1997 compared to 1996 and a larger increase in other current assets, primarily related to receivables from Polycom's contracted manufacturers. When comparing 1996 to 1995, the improvement in cash from operating activities was due to higher profitability, after considering non-cash items, and lower increases of inventory, offset by larger increases in accounts receivable and smaller increases in accounts payable.

     The total net change in cash and cash equivalents for 1997 was an increase of $1.7 million. The primary sources of cash were $4.9 million proceeds from sales of investments, net of purchases, and net proceeds from issuance of common stock of $0.4 million. The primary uses of cash during 1997 were purchases of property, plant and equipment of $2.7 million and cash used in operating activities of $1.0 million. The use of cash in operating activities was the result of higher accounts receivable, due to a larger portion of revenue realized at the end of the year, higher inventory levels and higher other current assets, primarily related to receivables from Polycom's contracted manufacturers. This was offset somewhat by higher accounts payable and a positive net income before considering non-cash expenses such as depreciation.

     Polycom has no material commitments other than obligations under its revolving bank line of credit facility, a SW licensing agreement and operating leases. See Notes 7 and 8 of Notes to Consolidated Financial Statements.

     Polycom may in the future require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to Polycom and would not be dilutive. Polycom's future liquidity and cash requirements will depend on numerous factors, including introduction of new products and potential product family, technology or outright acquisitions.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The impact of adopting SFAS No. 130, which is effective for Polycom in 1998, has not been determined.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for Polycom in 1998 and the impact of adoption has not been determined.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by Item 8 and the financial statement schedules required by Item 14(d) are included following Item 14 hereof. The supplemental data called for by Item 8 is not applicable to the Company.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) DIRECTORS - The information required by this item is included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

(b) EXECUTIVE OFFICERS - The executive officers of the Company, and their ages, as of March 13, 1998 are as follows:

       NAME          AGE                        POSITION
       ----          ---                        --------
Brian L. Hinman*     36  Chief Executive Officer and Chairman of the Board of Directors

Robert C. Hagerty*   46  President, Chief Operating Officer and Director

Michael R. Kourey    38  Vice President, Finance and Administration, Chief Financial Officer, and Secretary

Dale A. Bastian      44  Vice President, Worldwide Sales and Service

Ardeshir Falaki      39  Vice President and General Manager, Dataconferencing

Alan D. Hagedorn     50  Vice President, Manufacturing

Craig B. Malloy      36  Vice President and General Manager, Videoconferencing

Rose M. Rambo        47  Vice President and General Manager, Audioconferencing

Allan W. White       49  Vice President, Corporate Marketing

----------------------
* Member of the Board of Directors.

     BRIAN L. HINMAN is a founder of the Company and serves as the Chief Executive Officer and as Chairman of the Board of Directors. Mr. Hinman co-founded PictureTel, a leading manufacturer of videoconferencing equipment, in August 1984. At PictureTel, he served as the Vice President of Engineering from August 1984 until January 1991 and as a member of the Board of Directors from August 1984 to December 1989. He is a co-founder and director of the International Multimedia Teleconferencing Consortium, Inc. which is dedicated to the International Telecommunications Union standards of H.320 and T.120 for video and dataconferencing. Mr. Hinman holds eight U.S. patents in the teleconferencing field. Mr. Hinman also holds a B.S.E.E. from the University of Maryland and an S.M.E.E. from Massachusetts Institute of Technology.

     ROBERT C. HAGERTY joined the Company in January 1997 and serves as the President and Chief Operating Officer and as a member of the Board of Directors. Prior to joining Polycom, Mr. Hagerty served as president of Stylus Assets, Ltd., a developer of software and hardware products for fax, document management and Internet communications. He also held several key management positions with Logitech, including Operating Committee Member to the Office of the President, and Senior Vice President/General Manager of Logitech's retail division and worldwide operations. In addition, Mr. Hagerty's career history includes positions as Vice President, High Performance Products for Conner Peripherals, Director of Manufacturing Operations and General Manager for Signal Corporation, and Operations Manager for Digital Equipment Corporation. Mr. Hagerty holds a B.S. in Operations Research and Industrial Engineering from the University of Massachusetts, and an M.A. in Management from St. Mary's College of California.

     MICHAEL R. KOUREY joined Polycom in July 1991 and served as the company's Vice President, Finance and Operations until January 1995. He assumed the additional roles of Secretary and Treasurer in June 1993. Since January 1995, Mr. Kourey has served as Vice President, Finance and Administration and Chief Financial Officer of the company. Prior to joining Polycom, he was Vice President, Operation of Verilink, a leading supplier of T1 telecommunications equipment. He brings over 15 years experience in high technology finance and manufacturing management to Polycom. Mr. Kourey holds a B.S. in Managerial Economics from the University of California, Davis, and an M.B.A. from the University of Santa Clara.

     DALE A. BASTIAN joined the Company in July 1997 as Vice President, Worldwide Sales and Service. Before joining Polycom, Mr. Bastian served as Vice President, Sales and Marketing for Allen Telecom Group. Previously, Mr. Bastian also held posts as Vice President of Sales for Rose Communications and Digital Sound Corporation, as well as sales management positions with Commterm Corporation, Code-A-Phone
Corporation and Sony Corporation. He brings over 17 years of sales experience in the telecommunications to his position at Polycom. Mr. Bastian holds a B.B.A. in Management from Ohio University.

     ARDERSHIR FALAKI joined the Company in April 1996, as Vice President, Dataconferencing Engineering. In January 1998 he was promoted to General Manager, Dataconferencing. Mr. Falaki was formerly Director of Performance Systems for PictureTel Corporation, a leading videoconferencing provider. Previously, he held a variety of key engineering, sales and marketing positions at PictureTel. Before joining PictureTel, Mr. Falaki served in various engineering positions at Siemens Energy and Automation, Inc. Mr. Falaki brings over 8 years of teleconferencing development experience to Polycom. Mr. Falaki holds a B.S.E.E. from Northeastern University and participated in graduate studies in electrical engineering and physics at the University of Massachusetts, Dartmouth.

     ALAN D. HAGEDORN joined the Company in September 1996 as the Vice President, Manufacturing. Mr. Hagedorn was formerly Vice President of Manufacturing for Amati Communications, Inc., a leading developer of advanced transmission equipment. Prior to that, he served as Vice President of Manufacturing for Network Computing Devices, Inc. and has held senior manufacturing positions with companies including PRIAM, Inc. and Anicon, Inc. Mr. Hagedorn brings over 25 years of experience in high tech manufacturing to his position at Polycom. Mr. Hagedorn holds a B.A. in Management from California State University, Fullerton.

     CRAIG B. MALLOY joined the Company in January 1998 as Vice President and General Manager, Videoconferencing. Mr. Malloy co-founded ViaVideo Communications in 1996. Prior to founding ViaVideo, Mr. Malloy served in various marketing management roles at VTEL, including Manager of Product Marketing and Director of Commercial Analysis. Mr. Malloy also held marketing and manufacturing management positions with Baxter Healthcare and Pfizer-Shiley, and served as a lieutenant in the U.S. Navy. Mr. Malloy holds a B.S. degree in Political Science from the United States Naval Academy and a M.B.A. degree from the University of California, Los Angeles.

     ROSE M. RAMBO joined the Company in January 1998 as Vice President and General Manager, Audioconferencing. Ms. Rambo comes to Polycom from Siemens Corporation, where she most recently served as Director of Siemens' small and medium switching business unit in the U.S. During her tenure at Siemens, Ms. Rambo also held a number of other key positions, including Director of Product Management and Brand Manager, among others. Ms. Rambo brings nearly 20 years of experience in the telecommunications industry to her position with Polycom. Ms. Rambo holds a Bachelor of Arts degree from Oberlin College, and a Master of Science in Industrial Administration from Carnegie Mellon University.

     ALLAN W. WHITE joined the Company in October 1997 as Vice President, Corporate Marketing. Prior to joining Polycom, Mr. White held the post of Director, PC Systems Solutions & Worldwide OEM Business Development for Octel Communications' GBS Division. For Apple Computer, he served as Senior Director, Communications Business Development Group and General Manager, Latin America Division, based at Apple's world headquarters in California. Mr. White also held several corporate and field management positions with ITT/Alcatel's Business Communications Systems. He brings over 18 years experience in the telecommunications and computer industry to his position with Polycom. Mr. White holds a B.S. degree in Electrical Engineering and a M.B.A. in Marketing from the University of El Salvador, Central America.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included under the caption "Executive Compensation and Related Information" in the Proxy Statement for the Company's Annual Meeting of Stockholders, tentatively scheduled to be held on May 21, 1998, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT

     The information required by this item is included under the captions "Ownership of Securities" in the Proxy Statement for the Company's Annual Meeting of Stockholders, tentatively scheduled to be held on May 21, 1998, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the captions "Certain Transactions" in the Proxy Statement for the Company's Annual Meeting of Stockholders, tentatively scheduled to be held on May 21, 1998, and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K.

(a) The following documents are filed as part of this Report:

1.   Financial Statements. (see Item 8 above)

     Polycom, Inc. Consolidated Financial Statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997.

2. Financial Statement Schedule. (see Item 8 above) The following Financial Statement Schedule of the Registration is filed as part of this Report:

     Schedule II - Valuation and Qualifying Accounts.

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.   Exhibits.

     The following Exhibits are filed as part of, or incorporated by reference into, this Report:

EXHIBIT NO.                      DESCRIPTION
----------                       ------------
   2.1         Agreement and Plan of Reorganization, dated as of June 11,
               1997, by and among Polycom, Inc., Venice Acquisition and
               ViaVideo Communications, Inc. (which is incorporated herein by reference to Exhibit 2.1 to Form 8-K filed by the
               Registrant with the Commission on August 13, 1997).

   2.2 Amendment No. 1 to the Agreement and Plan of Reorganization, dated as of September 2, 1997, by and among the Registrant, Venice Acquisition Corporation and ViaVideo Communications,
               Inc. (which is incorporated herein by reference to Exhibit 2.2 to Form 8-K filed by the Registrant with the Commission on January 16, 1998).

   3.1         Amended and Restated Certificate of Incorporation of Polycom,
               Inc. (which is incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1,
               Registration No. 333-2296 ("Registrant's 1996 S-1")).

   3.2 Amended and Restated Bylaws of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.4 to the Registrant's 1996 S-1).

   4.1         Reference is made to Exhibits 3.1 and 3.2.

   4.2 Specimen Common Stock certificate (which is incorporated herein by reference to Exhibit 4.2 to the Registrant's 1996
               S-1).

   4.3         Amended and Restated Investor Rights Agreement, dated May 17,
               1995, among the Registrant and the Investors named therein
               (which is incorporated herein by reference to Exhibit 4.3 to the Registrant's 1996 S-1).

  10.1 Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's 1996 S-1).

  10.2 The Registrant's 1991 Stock Option Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's 1996 S-1).

  10.3 The Registrant's 1996 Stock Incentive Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.3 to the Registrant's 1996 S-1).


  10.4 The Registrant's Employee Stock Purchase Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.4 to the Registrant's 1996 S-1).

  10.5         Lease Agreement by and between the Registrant and Orchard
               Investment Company Number 701 dated June 24, 1993, as amended, regarding the space located at 2584 Junction Avenue (which is incorporated herein by reference to Exhibit 10.5 to the Registrant's 1996 S-1).

  10.6         Amended and Restated Development, Volume Purchase and
               Distribution Agreement, dated December 22, 1995, by and between PictureTel Corporation and Polycom, Inc. (which is incorporated herein by reference to Exhibit 10.6 to the Registrant's 1996 S-1).

  10.7(1)      Sublicense Agreement, dated March 31, 1994, by and between
               DataBeam Corporation and Polycom, Inc. (which is incorporated herein by reference to Exhibit 10.7 to the Registrant's 1996
               S-1).

  10.8(1)      Amended and Restated General Distribution Agreement, dated
               February 14, 1996, by and between DataBeam Corporation and
               Polycom, Inc. (which is incorporated herein by reference to Exhibit 10.8 to the Registrant's 1996 S-1).

  10.9(1) Volume Purchase Agreement, dated March 1, 1994, as amended, by and between Scriptel Corporation and Polycom, Inc. (which is incorporated herein by reference to Exhibit 10.10 to the Registrant's 1996 S-1).

  10.10(1) Volume Purchase Agreement, dated March 29, 1996, by and between Scriptel Corporation and Polycom, Inc. (which is incorporated herein by reference to Exhibit 10.11 to the Registrant's 1996 S-1).

  10.11        Stock Pledge Agreement and Note Secured by Stock Pledge
               Agreement, each dated June 9, 1995, by and between Polycom, Inc. and Patrick P. Day. (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q dated
               May 14, 1997).

  10.12        Series D Preferred Stock Purchase Agreement and Amended and
               Restated Investor Rights Agreement dated May 17, 1995 (which is incorporated herein by reference to Exhibit 10.13 to the Registrant's 1996 S-1).

  10.13(1)     Joint Marketing and Development Agreement and Stock Warrant
               Agreement, each dated March 28, 1997, by and between Polycom, Inc. and Minnesota Mining and Manufacturing Company (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 10-Q dated May 14, 1997).

  10.14(1)     Joint Marketing and Development Agreement, dated June 10,
               1997, by and between Polycom, Inc. and Minnesota Mining and Manufacturing Company, as amended on June 10, 1997 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q dated August 13, 1997).

  10.15 Lease Agreement by and between the Registrant and The Joseph and Eda Pell Revocable Trust, dated May 12, 1997, regarding the space located at Arroyo Business Center in Livermore, California (filed herein).

  10.16        Stock Pledge Agreement and Note Secured by Stock Pledge
               Agreement, each dated March 17, 1997 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Form
               10-Q dated May 14, 1997).

  21.1 Subsidiaries of the Registrant (which is incorporated herein by reference to Exhibit 21.1 to the Registrant's 1996 S-1).

  23.1         Consent of Independent Accountants (filed herein).

  24.1         Power of Attorney (filed herein on page 36).

  27.1         Financial Data Schedule (filed herein).

(1) Confidential treatment requested as to certain portions of these documents.

(b) REPORTS ON FORM 8-K.

     A report on Form 8-K was filed on January 2, 1998, regarding Polycom's acquisition of ViaVideo Communications. Inc. effective January 2, 1998. Also disclosed, Datapoint Corporation filed a complaint contesting patent infringement of its U.S. patents related to videoconferencing. Polycom, Inc. and ViaVideo Communications, Inc. were named as putative class members in the Datapoint motion for class action certification along with over 500 other companies.

(c)  EXHIBITS.

     See Item 14(a)(3) above.

(d)  FINANCIAL STATEMENT SCHEDULES.

     See Items 8 and 14(a)(2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on this 13th day of March, 1998.


POLYCOM, INC.

/s/ Brian L. Hinman                     /s/ Michael R. Kourey
-----------------------------           -----------------------------------
Brian  L. Hinman                        Michael R. Kourey
Chairman of the Board and               Vice President, Finance and
Chief Executive Officer                 Administration, Chief Financial
                                        Officer and Secretary

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                      Title                                    Date
---------                      -----                                    ----

/s/ Brian L. Hinman          Chief Executive Officer                 March 13, 1998
---------------------        and Chairman of the Board of
Brian L. Hinman              Director (Principal Executive Officer)



/s/ Robert C. Hagerty        President, Chief Operating Officer      March 13, 1998
---------------------        and Director
Robert C. Hagerty


/s/ Michael R. Kourey        Vice President, Finance and             March  13, 1998
---------------------        Administration, Chief Financial
Michael R. Kourey            Officer and Secretary (Principal
                             Financial and Accounting Officer)


/s/ Bandel Carano            Director                                March  13, 1998
---------------------
Bandel Carano


/s/ Stanley J. Meresman      Director                                March  13, 1998
---------------------
Stanley J. Meresman


/s/ John P. Morgridge         Director                               March  13, 1998
---------------------
John P. Morgridge


/s/ James R. Swartz          Director                                March  13, 1998
---------------------
James R. Swartz

                               POLYCOM, INC.
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       PAGE
                                                                       ----
Report of Coopers & Lybrand L.L.P., Independent Accountants             F-2
Consolidated Balance Sheets                                             F-3
Consolidated Statements of Operations                                   F-4
Consolidated Statements of Stockholders' Equity/(Deficit)               F-5
Consolidated Statements of Cash Flows                                   F-6
Notes to Consolidated Financial Statements                              F-7

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Polycom, Inc. Stockholders,

     We have audited the accompanying consolidated balance sheets of Polycom, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polycom, Inc. and subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.
San Jose, California
January 20, 1998, except for note 15b, for which the date is February 19, 1998.

                                POLYCOM, INC.
                        CONSOLIDATED BALANCE SHEETS
             (in thousands, except share and per share data)


                                                                              December 31,
                                                                           1997           1996
                                                                         --------       --------
ASSETS
   Current assets:
      Cash and cash equivalents                                         $  11,278       $  9,548
      Short-term investments                                                5,184         10,101
      Accounts receivable, net of allowance for doubtful
       accounts of $438 and $443 in 1997 and 1996, respectively             8,135          6,244
      Inventories                                                           9,514          7,458
      Prepaid expenses and other current assets                             3,169          1,105
                                                                         --------       --------
            Total current assets                                           37,280         34,456

      Fixed assets, net                                                     3,967          3,164
      Deposits and other assets                                               351            100
                                                                         --------       --------

            Total assets                                                 $ 41,598       $ 37,720
                                                                         --------       --------
                                                                         --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                   $  8,531       $  4,307
      Accrued payroll and related liabilities                               1,061            880
      Other accrued liabilities                                             1,341          1,312
                                                                         --------       --------
            Total current liabilities                                      10,933          6,499
                                                                         --------       --------

      Commitments and contingencies (Note 7).

   Stockholders' equity:
      Preferred stock, $.001 par value:
         Authorized:  18,095,690 shares
         Issued and outstanding:  none                                        ---            ---
      Common stock, $0.0005 par value:
         Authorized:  50,000,000 shares
         Issued and outstanding:
            19,210,078 at December 31, 1997
            19,144,058 at December 31, 1996                                    10             10
         Additional paid-in capital                                        43,028         42,521
         Notes receivable from stockholders                                   (24)           (29)
         Accumulated deficit                                              (12,349)       (11,281)
                                                                         --------       --------
            Total stockholders' equity                                     30,665         31,221
                                                                         --------       --------

               Total liabilities and stockholders' equity                $ 41,598       $ 37,720
                                                                         --------       --------
                                                                         --------       --------


                The accompanying notes are an integral part of
                   these consolidated financial statements

                                  POLYCOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                       Year end December 31,
                                                              --------------------------------------
                                                                1997           1996           1995
                                                              --------       --------       --------
Net revenues                                                  $ 46,630       $ 37,032       $ 24,944
Cost of net revenues                                            25,255         17,698         10,859
                                                              --------       --------       --------

   Gross profit                                                 21,375         19,334         14,085

Operating expenses:
   Sales and marketing                                          10,504          9,095          7,073
   Research and development                                      9,060          7,574          6,852
   General and administrative                                    3,141          2,148          1,819
   Acquisition costs                                               597            ---            ---
                                                              --------       --------       --------
      Total operating expenses                                  23,302         18,817         15,744
                                                              --------       --------       --------

         Operating income (loss)                                (1,927)           517         (1,659)

Interest income                                                  1,026            884            361
Interest expense                                                    (8)          (100)          (172)
Litigation settlement income, net                                  ---            303            ---
Other income (expense)                                              12            (13)          (132)
                                                              --------       --------       --------

         Income (loss) before provision for income taxes          (897)         1,591         (1,602)

Provision for income taxes                                         171            108            ---
                                                              --------       --------       --------

         Net income (loss)                                    $ (1,068)      $  1,483       $ (1,602)
                                                              --------       --------       --------
                                                              --------       --------       --------

Basic net income (loss) per share                             $  (0.06)      $   0.11       $  (0.60)
                                                              --------       --------       --------
                                                              --------       --------       --------
Diluted net income (loss) per share                           $  (0.06)      $   0.08       $  (0.60)
                                                              --------       --------       --------
                                                              --------       --------       --------

Shares used in Basic per share calculation                      19,066         13,978          2,650
Shares used in Diluted per share calculation                    19,066         18,568          2,650


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                   POLYCOM, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (in thousands, except share data)

                                                                                Notes
                                          Common Stock                    Receivables
                                       -----------------   Additional            From    Accumulated
                                          Shares  Amount      Paid-In    Stockholders        Deficit          Total
                                       ---------  ------   ----------    ------------    -----------          -----
Balances, Dec. 31, 1994                2,956,050    $  1        $  82           $  (9)    $  (11,162)    $  (11,088)

Issuance of Common Stock
 under stock option plan                 720,591       1          204            (154)           ---             51
Repurchase of Common Stock                (6,595)    ---           (1)            ---            ---             (1)
Net loss                                     ---     ---          ---             ---         (1,602)        (1,602)
                                      ----------   -----    ---------          ------     ----------      ---------
Balances, Dec. 31, 1995                3,670,046       2          285            (163)       (12,764)       (12,640)

Issuance of Common Stock
 through:
   Initial public offering,
    net of issuance costs of $996      2,500,000       2       19,927             ---            ---         19,929
   Conversion of preferred
    shares                            13,069,857       6       22,354             ---            ---         22,360
   Exercise of stock options
    under stock option plan              138,738     ---           68             (17)           ---             51
   Exercise of warrants                   22,500     ---          ---             ---            ---            ---
Payment of stockholder
 notes receivable                            ---     ---          ---             151            ---            151
Repurchase of Common Stock              (257,083)    ---         (113)            ---            ---           (113)
Net income                                   ---     ---          ---             ---          1,483          1,483
                                      ----------   -----    ---------          ------     ----------      ---------
Balances, Dec. 31, 1996               19,144,058      10       42,521             (29)       (11,281)        31,221

Exercise of stock options
 under stock option plan                  87,120     ---           71             ---            ---             71
Shares purchased under
 Employee Stock Purchase Plan             92,731     ---          396             ---            ---            396
Repurchase of Common Stock              (113,831)    ---          (18)            ---            ---            (18)
Interest on stockholder notes                ---     ---          ---              (8)           ---             (8)
Payment of stockholder notes
 receivable                                  ---     ---          ---              13            ---             13
Valuation of warrants                        ---     ---           40             ---            ---             40
Valuation of options to
 outside consultants                         ---     ---           18             ---            ---             18
Net loss                                     ---     ---          ---             ---         (1,068)        (1,068)
                                      ----------   -----    ---------          ------     ----------      ---------
Balances, Dec. 31, 1997               19,210,078   $  10    $  43,028          $  (24)    $  (12,349)     $  30,665
                                      ----------   -----    ---------          ------     ----------      ---------
                                      ----------   -----    ---------          ------     ----------      ---------


              The accompanying notes are an integral part of
                 these consolidated financial statements

                                 POLYCOM, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                   Year Ended December 31,
                                                          ----------------------------------------
                                                             1997           1996           1995
                                                          ----------      --------      ----------
Cash flows from operating activities:
Net income (loss)                                         $  (1,068)      $  1,483      $  (1,602)
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
   Depreciation and amortization                              1,886          1,513            944
   Provision for doubtful accounts                              ---              1            255
   Provision for excess and obsolete inventories                612            560            561
   Value of stock options to outside consultants                 18            ---            ---
   Value of warrants                                             40            ---            ---
   Changes in assets and liabilities:
      Accounts receivable                                    (1,891)        (3,218)        (1,454)
      Inventories                                            (2,668)        (2,710)        (4,570)
      Prepaid expenses and other current assets              (2,064)          (770)           (83)
      Deposits and other assets                                (251)            (1)           (36)
      Accounts payable                                        4,224            455          1,876
      Accrued liabilities                                       210            427            823
                                                          ---------       --------       --------
         Net cash used in operating activities                 (952)        (2,260)        (3,286)
                                                          ---------       --------       --------

Cash flows from investing activities:
  Acquisition of fixed assets                                (2,689)        (1,707)          (758)
  Purchase of short-term investments                         (7,154)        (9,964)        (2,722)
  Sale of short-term investments                             12,071          2,585            ---
                                                          ---------       --------       --------
         Net cash provided by (used in)
          investing activities                                2,228         (9,086)        (3,480)
                                                          ---------       --------       --------

Cash flows from financing activities:
   Proceeds from initial public offering, net of
    issuance costs                                              ---         19,929            ---
   Net proceeds from sale of convertible redeemable
    preferred stock                                             ---            ---          4,980
   Proceeds from issuance of notes payable                      ---          4,314          1,470
   Repayment of notes payable and capital lease
    obligation                                                  ---         (6,977)        (1,987)
   Repayment of stockholder notes receivable, net                 5            151            ---
   Proceeds from issuance of common stock, net of
    repurchases                                                 449            (62)            50
                                                          ---------       --------       --------
         Net cash provided by financing activities              454         17,355          4,513
                                                          ---------       --------       --------

Net increase (decrease) in cash and cash equivalents          1,730          6,009         (2,253)
Cash and cash equivalents, beginning of period                9,548          3,539          5,792
                                                          ---------       --------       --------
Cash and cash equivalents, end of period                  $  11,278       $  9,548       $  3,539
                                                          ---------       --------       --------
                                                          ---------       --------       --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest               $     ---       $    121       $    170

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING:
   Fixed assets financed by notes payable                 $     ---       $    ---       $  1,612
   Common stock issued for notes receivable               $     ---       $     17       $    154
   Conversion of preferred shares to common stock         $     ---       $ 22,360       $    ---

              The accompanying notes are an integral part of
                 these consolidated financial statements

                                 POLYCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   FORMATION AND BUSINESS OF THE COMPANY:

     Polycom, Inc. and subsidiary (the "Company"), a Delaware corporation, is engaged in the development, manufacturing and marketing of teleconferencing equipment. The Company's products are distributed and serviced globally. The Company sells its products through its direct sales force and maintains marketing and sales relationships with major telecommunications carriers, value-added resellers, telecommunications suppliers and catalog distributors, a leading videoconferencing equipment supplier, and telecommunications specialists.

2.   SUMMARY OF SELECTED ACCOUNTING POLICIES:

     FISCAL YEAR:

     The Company uses a 52-53 week fiscal year. As a result, a fiscal year may not end as of the same day as the calendar year. For convenience of presentation, the accompanying consolidated financial statements have been shown as ending on December 31 of each applicable period.

     RECLASSIFICATIONS:

     Certain financial statements items have been reclassified to conform to current year's format.

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

                                 POLYCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     CARRYING VALUE OF LONG-LIVED ASSETS:

     The Company writes down the carrying value of long-lived assets to fair market value if the carrying value is considered to be impaired. The value is considered to be impaired if the carrying amount exceeds the undiscounted future net cash flows generated by the assets.

     REVENUE RECOGNITION:

     The Company recognizes revenue from gross product sales, less a provision for estimated future customer returns, upon shipment to the customer, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain outstanding. During 1997, the Company recognized $3.0 million in revenue related to certain deliverables detailed in the First Agreement with 3M. The amounts recognized as revenue from this agreement approximates the amount that would have been recognized using the percentage of completion methodology.

     RESEARCH AND DEVELOPMENT EXPENDITURES:

     Research and development expenditures are charged to operations as incurred.

     ADVERTISING:

     The Company expenses the production costs of advertising as the expenses are incurred. The production costs of advertising consist primarily of magazine advertisements, agency fees and other direct production costs. The advertising expense for the years ended December 31, 1997, 1996 and 1995 was $1,835,000, $1,570,000 and $1,281,000, respectively.

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

     TRANSLATION OF FOREIGN CURRENCIES:

     The Company's foreign consolidated subsidiary is considered to be an extension of the U.S. operation and the functional currency is the U.S. dollar. Accordingly, monetary assets and liabilities are translated at year-

                                POLYCOM, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     end exchange rates while nonmonetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and cost of revenue
     which are translated at historical rates.   Foreign exchange gains and
     losses have not been significant to date and have been recorded in results of operations.

     COMPUTATION OF NET INCOME/(LOSS) PER SHARE:

     The Company adopted the Statement of Financial Standards No. 128 (SFAS
     128), "Earnings Per Share" and, accordingly, all prior period EPS figures have been restated. SFAS 128 requires net income (loss) per share to be presented under two calculations, Basic EPS and Diluted EPS. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods represented. Diluted net income (loss) per share is computed using common and dilutive common equivalent shares outstanding during the periods represented. Common equivalent shares (including shares issued under the Stock Option Plan which are subject to repurchase) are excluded from the computation of fully diluted net loss per share as their effect is antidilutive.

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

     RECENT PRONOUNCEMENTS:

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The impact of adopting SFAS No. 130, which is effective for Polycom in 1998, has not been determined.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision-maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for Polycom in 1998 and the impact of adoption has not been determined.

                                 POLYCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   SHORT-TERM INVESTMENTS:

     Short-term investments at December 31, 1997 and 1996 comprise (in thousands):

                                       Fair        Cost
                                      Value       Basis  Maturity Dates
                                   --------------------------------------------------
       Commercial Paper            $    934   $     934  February 1998
       Corporate Notes                4,250       4,250  February 1998 - October 1998
                                   --------------------
     Balance at December 31, 1997  $  5,184   $   5,184
                                   --------------------
                                   --------------------

       Commercial Paper            $  1,676   $   1,676  February 1997 - March 1997
       Corporate Notes                8,425       8,425  January 1997 - December 1997
                                   --------------------
     Balance at December 31, 1996  $  10,101  $  10,101
                                   --------------------
                                   --------------------

     During 1997 and 1996, there were no realized gains or losses on the disposal of short-term investments.

4.   INVENTORIES:

     Inventories consist of the following (in thousands)

                                     December 31,
                                ---------------------
                                    1997         1996
                                --------     --------
     Raw materials              $  2,125     $  3,252
     Finished goods                7,389        4,206
                                --------     --------
     Total inventories          $  9,514     $  7,458
                                --------     --------
                                --------     --------

5.   FIXED ASSETS:

     Fixed assets, net, consist of the following (in thousands):

                                                                December 31,
                                                            --------------------
                                                              1997        1996
                                                            --------    --------
          Computer equipment and software                   $  3,832    $  2,980
          Equipment, furniture and fixtures                    2,156       1,600
          Tooling equipment                                    3,091       1,944
          Leasehold improvements                                 517         401
                                                            --------    --------
                                                               9,596       6,925

          Less accumulated depreciation and amortization       5,629       3,761
                                                            --------    --------
                                                            $  3,967    $  3,164
                                                            --------    --------
                                                            --------    --------

6.   BUSINESS RISKS AND CREDIT CONCENTRATION:

     The Company sells a limited number of products which serve the audioconferencing, dataconferencing and videoconferencing markets. A substantial majority of the Company's net revenues are derived from sales of the

                                 POLYCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     SoundStation products which serve the audioconferencing market. Any factor adversely affecting demand or supply for the SoundStation products could materially adversely affect the Company's business and financial performance. Although the Company will begin volume shipments of the new ShowStation IP product in 1998, the market for dataconferencing products is only beginning to emerge, and there can be no assurance that it will develop sufficiently to enable the Company to achieve broad commercial acceptance of its ShowStation products. Additionally, the ViewStation products, including the 128kbps version which began shipping in February 1998, and the 384/512kbps version which is targeted for first customer shipment in April 1998, will be the Company's first videoconferencing offer. There can be no assurance that Polycom will succeed in this market.

     Currently, the Company subcontracts the manufacturing of its SoundStation, SoundStation Premier and ViewStation products through one subcontractor in Asia. The SoundPoint product is manufactured by one subcontractor in China. The ShowStation product is manufactured by one U.S. subcontractor. The Company believes that there are a number of alternative contract manufacturers that could produce the Company's products, but in the event of a reduction or interruption of supply, it could take a significant period of time to qualify an alternative subcontractor and commence manufacturing. The effect of such reduction or interruption in supply on results of operations would be material. Additionally, the Asian economy has gone through some recent problems which, as yet, have not had a material impact on the supply of Polycom product from the subcontractors used in this region. However, should the economic problems in Asia persist, it could create an interruption in supply which could materially adversely affect the results of operations.

     The Company's cash and cash equivalents are maintained with two international investment management companies, and are invested in the form of demand deposit accounts, money market accounts, commercial paper and government securities.

     The Company markets its products to distributors and end-users throughout the world. Management performs ongoing credit evaluations of the Company's customers and maintains an allowance for potential credit losses, but historically has not experienced any significant losses related to individual customers or group of customers in any particular geographic area. The expansion of Polycom's product offerings, including the ShowStation IP and the ViewStation, may increase the Company's credit risk as customers place larger orders for the new products. There can be no assurance that the Company's credit loss experience will remain at or near historic levels.

7.   COMMITMENTS AND CONTINGENCIES:

     From time to time, the Company is subject to a variety of disputes or litigation in the normal course of business including suits related to intellectual property, contract law, personal injury and employee relations. In the opinion of management, matters in which the Company is currently involved, in the aggregate, should not have a material adverse effect on the Company's financial statements.

     LICENSE AGREEMENT:

     The Company entered into an agreement to license software to be incorporated into its ShowStation products. Under the agreement, the Company is obligated to pay annual minimum license fees, ranging from $15,000 to $35,000 through the year 2001. The Company may cancel the agreement at any time, provided the Company has paid a minimum of $200,000 in connection with the agreement. As of December 31, 1997, the Company had paid $225,000 of the minimum license fees.

                                 POLYCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     LEASES:

     The Company leases certain office facilities and equipment under noncancelable leases expiring between 1998 and 2001. Future minimum lease payments are as follows (in thousands):

                                                          Operating Leases
                                                          ----------------
          Year Ending December 31,
          ------------------------
          1998                                                $    672
          1999                                                     612
          2000                                                     228
          2001                                                       2
                                                             ----------
     Minimum future lease payments                            $  1,514
                                                             ----------
                                                             ----------

     In December 1994, the Company amended its headquarters office lease agreement and expanded its facilities. The lease on the expanded facilities can be terminated sooner under an option which may be exercised by the Company. Under the terms of the lease, the Company is responsible for related maintenance, taxes and insurance.

     In May 1997, the Company entered into a three year operating lease for its U.S. distribution and repair center in Livermore, California. The lease associated with this building will expire on May 31, 2000 and allows for earlier termination by the Company.

     Rent expense for the years ended December 31, 1997, 1996 and 1995 was $598,000, $475,000 and $433,000, respectively.


8.   CREDIT ARRANGEMENTS:

     The Company has available a revolving line of credit with a bank for the lesser of $5,000,000 or the sum of 80% of eligible domestic trade accounts receivable and 50% of foreign trade accounts receivable, as defined, less the sum of the aggregate outstanding face amount of all letters of credit issued under the line. The line of credit expires in October 1999. The agreement allows for an additional facility of $5.0 million and for the borrowing to convert to a term loan for any outstanding amount upon request of Polycom and payment of associated fees. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, equity distributions, financial guarantees, business combinations and other related items. Borrowings under the line of credit bear interest at the lender's current prime rate (8.5% at December 31, 1997). In 1996 the borrowing rate was the lender's current index rate plus 1% (9.25% at December 31, 1996). The weighted average interest rates for the years ended December 31, 1997, 1996 and 1995 were 9.3%, 9.5% and 9.2%, respectively.

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

9.   STOCKHOLDERS' EQUITY:

     PREFERRED STOCK:

     In March 1996, the Company authorized 18,095,690 shares of preferred stock.

                                 POLYCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     STOCK OPTION PLAN:

     In 1996, the Board of Directors reserved 3,125,000 shares of common stock under its 1996 Stock Option Plan (the "Plan") for issuance to employees and directors of the Company. In 1997, an additional 1,000,000 shares were reserved through a shareholder vote. The 1996 Plan supersedes the 1991 Stock Option Plan.

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

     Activity under the Plan is as follows (in thousands, except share and per share data):

                                                                                    Outstanding Options
                                    Shares     --------------------------------------------------------
                                 Available        Number        Exercise    Aggregate      Weighted Avg
                                 for Grant     of Shares           Price        Price    Exercise Price
                                 ---------     ---------        --------    ---------    --------------
Balances, December 31, 1994        128,950       813,029    $0.01-$0.225       $  135             $0.16
Options reserved                   601,971
Options granted                   (820,819)      820,819    $0.225-$4.75        1,062             $1.29
Options exercised                      ---      (720,591)    $0.01-$1.00         (205)            $0.28
Options canceled                   112,382      (112,382)    $0.01-$2.00          (19)            $0.17
                                ------------------------                       ------
Balances, December 31, 1995         22,484       800,875     $0.15-$4.75          973             $1.21
Options reserved                 2,361,072
Options granted                 (1,035,829)    1,035,829     $4.75-$9.00        7,049             $6.81
Options exercised                      ---      (138,738)    $0.15-$7.20          (68)            $0.49
Options canceled                   202,803      (202,803)    $0.15-$9.00         (705)            $3.48
                                ------------------------                       ------
Balances, December 31, 1996      1,550,530     1,495,163     $0.15-$9.00        7,249             $4.85
Options reserved                 1,000,000
Options granted                 (2,390,700)    2,390,700     $3.00-$6.06       10,892             $4.56
Options exercised                      ---       (87,120)    $0.15-$4.75          (71)            $0.81
Options canceled                   722,297      (722,297)   $0.225-$9.00       (4,382)            $6.07
Shares repurchased                  12,091
                                ------------------------                       ------

Balances, December 31, 1997        894,218     3,076,446     $0.15-$9.00       13,688             $4.45
                                ------------------------                       ------
                                ------------------------                       ------

     As of December 31, 1997, 1996 and 1995, options to purchase 458,861, 613,113, 140,029 outstanding options were exercisable at an aggregate average exercise price of $3.24, $2.10 and $0.21, respectively, and 33,771 shares of common stock acquired under the Plan were subject to repurchase.

                                 POLYCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Consistent with the provisions of SFAS No. 123, the Company's net income or loss and net income or loss per share would have been adjusted to the pro forma amounts indicated below (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                               1997           1996           1995
                                                             ---------------------------------------
     Net income/(loss) - as reported                         $(1,068)        $1,483        $(1,602)
     Net income/(loss) - pro forma                           $(3,052)          $572        $(1,690)
     Basic net income/(loss) per share - as reported          $(0.06)         $0.11         $(0.60)
     Basic net income/(loss) per share - pro forma            $(0.16)         $0.04         $(0.64)
     Diluted net income/(loss) per share - as reported        $(0.06)         $0.08         $(0.60)
     Diluted net income/(loss) per share - pro forma          $(0.16)         $0.03         $(0.64)

     The impact on pro forma net income (loss) per share and net income
     (loss) in the table above may not be indicative of the effect in future years as options vest over several years and the Company continues to grant stock options to new employees. This policy may or may not continue.

     The fair value of each option grant is estimated on the date of grant using the multiple options approach with the Black-Scholes model with the following weighted average assumptions by subgroup:

                                                   Group A         Group B
                                             -------------   -------------
          Risk-free interest rate            5.47% - 6.66%   5.47% - 6.66%
          Expected life (yrs)                           2               1
          Expected dividends                          ---             ---
          Expected volatility                     .6 - .8         .6 - .8

     The weighted average fair value of options granted in 1997, 1996 and 1995 was $2.70, $4.17 and $0.77, respectively.

     The weighted average expected life was calculated based on the vesting period and the exercise behavior of each subgroup. Group A represents higher paid employees, while Group B represents lower paid employees. The risk-free interest rate was calculated in accordance with the grant date and expected life calculated for each subgroup.

     The options outstanding and currently exercisable by exercise price at December 31, 1997 are as follows:

                                                  Options Outstanding  Options Currently Exercisable
                           ------------------------------------------  -----------------------------
                                              Weighted
                                               Average       Weighted                      Weighted
                Range of                     Remaining        Average                       Average
                Exercise         Number    Contractual    Exercisable         Number       Exercise
                   Price    Outstanding     Life (Yrs)          Price    Exercisable          Price
     ----------------------------------------------------------------------------------------------
           $0.15 - $0.34        232,183           6.52          $0.22        142,466          $0.22
           $1.00 - $2.00         47,279           7.53          $1.64         22,095          $1.71
           $3.00 - $5.88      2,081,034           9.28          $4.32        186,163          $3.76
           $6.06 - $6.38        652,100           9.25          $6.17         90,748          $6.27
           $7.20 - $9.00         63,850           8.31          $8.54         17,389          $8.54
                              ---------                     ---------     ----------
                              3,076,446                         $4.45        458,861
                              ---------                     ---------     ----------
                              ---------                     ---------     ----------

                                 POLYCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company has also estimated the fair value of purchase rights issued under the Employee Stock Purchase Plan. Rights under this plan were also evaluated using the Black-Scholes option-pricing model. The Company's plan is described in Note 10. Purchase periods occur twice yearly and each effectively contains a 6-month option.

                                                   Jan. 1997     July 1997
                                             -----------------------------
               Risk Free Interest Rate                 5.47%         5.61%
               Expected Life                        6 months      6 months
               Volatility                                 .8            .8
               Dividend Yield                            ---           ---

     The weighted average fair value of options granted pursuant to the Employee Stock Purchase Plan in 1997 was $2.04.

     WARRANTS:

     In connection with a joint marketing and development agreement for the next generation dataconferencing product, Polycom granted 3M warrants to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $7.50 per share. The warrants expire in March 1999, which may be extended until March 2000 depending on the delivery of Polycom's first product developed under the agreement. The warrants were valued at approximately $40,000 using the Black-Scholes model.


10.  EMPLOYEE BENEFITS PLANS:

     401 (k) PLAN:

     The Company has a 401 (k) Plan (the "401(k) Plan"), which covers substantially all employees. Each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 20% of their compensation, subject to current statutory limitations. The Company, at the discretion of the Board of Directors, may make matching contributions to the 401(k) Plan but has not done so since the inception of the 401(k) Plan.

     EMPLOYEE STOCK PURCHASE PLAN:

     Under the 1997 Employee Qualified Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during offering periods up to a maximum of 24 months with exercise dates approximately every six months (beginning each February and August). The Company has reserved 500,000 shares of common stock for issuance under the plan. Shares are purchased through employees' payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of an offering period or the last day of such offering period. No participant may purchase more than $25,000 worth of common stock in any one calendar year.

11.  INCOME TAXES:

     The Company's tax provision differs from the provision computed using statutory increased tax rates as follow (in thousands):

                                 POLYCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Year Ended December 31,
                                                               ------------------------------------
                                                                 1997           1996           1995
                                                               ------         ------         ------
         Federal tax at statutory rate                         $ (305)        $  541         $ (545)

         Permanent difference due to non-deductible
          differences                                             368             23             21
         Foreign taxes                                            ---             45            ---
         State taxes, net of federal benefit                      (51)            93            (98)
         Research credit                                         (576)          (197)          (254)
         Net operating losses and research credits not
          benefited (benefited)                                   697           (460)           876
         Alternative minimum tax                                   38             63            ---
                                                               ------         ------        -------
         Tax provision                                         $  171         $  108        $   ---
                                                               ------         ------        -------
                                                               ------         ------        -------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

                                                                      1997            1996           1995
                                                                  --------        --------       --------
         Fixed assets, principally due to differences
          in depreciation                                         $    163        $    141       $   (105)
         Other accrued liabilities                                   2,023           1,127          1,089
         State taxes (net of federal benefit)                          377             239            179
         Capitalized research expenditures                             334             419            547
         Net operating loss carryforwards                            1,414           2,190          2,835
         Tax credit carryforward                                     1,959           1,200            943
         Valuation allowance                                        (6,270)         (5,316)        (5,488)
                                                                  --------        --------       --------
         Net deferred tax asset                                   $    ---        $    ---       $    ---
                                                                  --------        --------       --------
                                                                  --------        --------       --------

     Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets. The valuation allowance increased in 1997 by $954,000 and decreased $172,000 in 1996 and increased $1,140,000 in 1995.

     As of December 31, 1997, the Company has federal tax net operating loss carryforwards for tax purposes of approximately $4,100,000 and Federal tax credit carryforwards of $1,400,000. These net operating loss carryforwards expire in the years 2007 through 2012 and the tax credit carryforwards expire in the years 2007 through 2020. The Company has state tax credit carryforwards of approximately $550,000, which expire in the years 2007 through 2012.

     The future utilization of the Company's net operating loss carryforwards may be subject to certain limitations upon certain changes in ownership.

12.  NOTES RECEIVABLE FROM STOCKHOLDERS:

     During 1996 and 1995, the Company issued five notes receivable for purchases of common stock under its stock option plan totaling $17,000 and $154,000, respectively. No notes were issued in 1997. As of December 31, 1997, the remaining balance of these notes was $24,000.
     The loans bear interest ranging from 5.98% to 7.33% per annum and mature from July 2004 to July 2005.

                                 POLYCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  BUSINESS SEGMENT INFORMATION:

     The Company operates in one industry segment and markets its products in North America and in foreign countries through its own direct sales organization and resellers.

     The Company's export net revenues are all denominated in U.S. dollars, and are summarized as follows (in thousands):

                                              Year Ended December 31,
                                            --------------------------
                                              1997      1996      1995
                                            ------     -----     -----
          Europe                             5,446     5,159     3,560
          Asia Pacific and rest of world     5,346     3,399     2,391
                                            ------     -----     -----
                                            10,792     8,558     5,951
                                            ------     -----     -----
                                            ------     -----     -----

     Individual customers who comprise 10% or more of the Company's net revenues are as follows:

      Customers:

                                             1997      1996      1995
                                           --------------------------
      A                                       10%       ---       ---
      B                                       ---       ---       11%

     During 1996, there were no individual customers that comprised 10% of the Company's net revenues.

14.  EARNINGS PER SHARE (EPS) DISCLOSURES:

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands except per share amounts).

                                                                       Year Ended December 31,
                                                                --------------------------------------
                                                                   1997           1996           1995
       Numerator - basic and diluted EPS
          Net income (loss)                                      $(1,068)        $1,483        $(1,602)
                                                                ---------------------------------------
                                                                ---------------------------------------

       Denominator - Basic EPS
          Common stock outstanding                                19,066         13,978          2,650
                                                                ---------------------------------------
       Total Shares used in calculation of Basic EPS              19,066         13,978          2,650
                                                                ---------------------------------------
       Basic net income (loss) per share                          $(0.06)         $0.11         $(0.60)
                                                                ---------------------------------------
                                                                ---------------------------------------

       Denominator - Diluted EPS
          Denominator - Basic EPS                                 19,066         13,978          2,650
          Effect of Dilutive Securities:
             Common stock options                                    ---            593            ---
             Preferred stock                                         ---          3,997            ---
                                                                ---------------------------------------
       Total Shares used in calculation of Diluted EPS            19,066         18,568          2,650
                                                                ---------------------------------------
       Diluted net income (loss) per share                        $(0.06)         $0.08         $(0.60)
                                                                ---------------------------------------
                                                                ---------------------------------------

                                 POLYCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Stock options to purchase 3,076,446 shares of common stock at prices ranging from $0.15 to $9.00 were outstanding at December 31, 1997 but were not included in the computation of diluted net income (loss) per share as they were antidilutive.

     In January 1998, the Company completed a merger with ViaVideo Communications, Inc. ("ViaVideo") in a transaction accounted for as a pooling of interests. This transaction increased the Polycom outstanding shares by approximately 8.7 million shares and an additional
     1.1 million shares were registered to convert the existing stock options of ViaVideo to Polycom stock options. Further, in February 1998, associated with the first joint marketing and development agreement with Minnesota, Mining and Manufacturing Company ("3M"), 3M exercised its option of first offer and purchased an additional 1.0 million shares of the Company's common stock. In connection with the aforementioned agreement, 3M was granted 2,000,000 warrants to purchase common stock at $7.50 per share. These warrants were antidilutive at December 31, 1997 but could dilute basic EPS in the future.

15.  SUBSEQUENT EVENT:

     a) ACQUISITION OF VIAVIDEO COMMUNICATIONS, INC.

        On January 2, 1998, the Company completed the acquisition of ViaVideo Communications, Inc., ("ViaVideo")' whereby a wholly owned subsidiary of Polycom, Inc. was merged with and into ViaVideo. ViaVideo is a development stage company that designs and develops high quality, low cost, easy to use, group videoconferencing systems that utilize advanced video and audio compression technologies along with Internet/Web-based features. Approximately 8.7 million shares of Polycom common stock were exchanged for all of the issued and outstanding capital stock of ViaVideo. In addition, outstanding stock options to purchase ViaVideo common stock were converted into options to purchase approximately 1.1 million shares of Polycom common stock. The transaction is being accounted for as a pooling of interests.

        As of December 31, 1997, Polycom had an outstanding non-trade receivable from ViaVideo in the amount of $503,000 and an outstanding payable to ViaVideo in the amount of $117,000. These amounts were associated with a joint service agreement between Polycom and ViaVideo whereby both companies incurred charges on behalf of the other for various engineering, marketing and administrative efforts.

        The combined results of operations for the periods prior to the merger are as follows (in thousands):

                                                              1997           1996
                                                     ----------------------------
          Revenue                                          $46,630        $37,032
          Net income (loss)                               $(14,675)        $1,126
          Basic net income (loss) per share                 $(0.68)         $0.08
          Diluted net income (loss) per share               $(0.68)         $0.06

          Shares used in basic per share calculation        21,686         14,774
          Shares used in diluted per share calculation      21,686         19,815

        ViaVideo Communications began operations in September 1996.


        ViaVideo Communications, Inc. ("ViaVideo") is involved in certain lawsuits alleging breach of contract, breach of confidential relationship, patents and other related allegations. ViaVideo will vigorously defend against these claims and any related claims for damages. While litigation is inherently uncertain, ViaVideo believes that the ultimate resolution of the matters beyond that provided in the balance sheet at December 31, 1997 of ViaVideo will not have a material adverse effect on the Company's financial position.

     b) 3M EXERCISE OF RIGHT OF FIRST OFFER

        On February 19, 1998, 3M exercised its right of first offer option associated with the First Agreement with 3M and purchased approximately one million shares of Polycom common stock for a consideration of approximately $7.6 million. As a result of the purchase, 3M owns approximately 3.5% of outstanding Polycom common stock.

                                 POLYCOM, INC.
                   INDEX TO FINANCIAL STATEMENT SCHEDULE


                                                                           PAGE

Report of Coopers & Lybrand L.L.P., Independent Accountants on Financial
  Statement Schedule                                                        S-2
Schedule II - Valuation and Qualifying Accounts.                            S-3

                         REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Polycom, Inc. Stockholders,

     Our report on the consolidated financial statements of Polycom, Inc. and subsidiary is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page S-1 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.
San Jose, California
January 20, 1998

SCHEDULE II

                                POLYCOM, INC.
                      VALUATION AND QUALIFYING ACCOUNTS
                               (In thousands)

                                     BALANCE AT                                 BALANCE AT
                                      BEGINNING                                   END OF
           DESCRIPTION                OF PERIOD    ADDITIONS     DEDUCTIONS (a)   PERIOD
Year ended December 31, 1997
     Allowance for Doubtful Accounts      $443         $0           $(5)            $438
     Provision for Obsolete Inventory     $721       $612           $(4)          $1,329
     Tax Valuation Allowance            $5,316       $954            $0           $6,270

Year ended December 31, 1996
     Allowance for Doubtful Accounts      $448         $1           $(6)            $443
     Provision for Obsolete Inventory     $345       $560         $(184)            $721
     Tax Valuation Allowance            $5,488         $0         $(172)          $5,316

Year ended December 31, 1995
     Allowance for Doubtful Accounts      $200       $255           $(7)            $448
     Provision for Obsolete Inventory     $100       $561         $(316)            $345
     Tax Valuation Allowance            $4,348     $1,140            $0           $5,488


(a) Uncollectible accounts written-off or disposal of unusable or damaged raw materials.