Form 10-Q
period 1998-04-05
POLYCOM INC
filed 1998-05-19
CIK 1010552

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934



                  FOR THE QUARTERLY PERIOD ENDED APRIL 5, 1998

                                       or

      Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

           For the transition period from ___________ to ___________


                         COMMISSION FILE NUMBER 0-27130

                                  POLYCOM, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                             94-3128324
       --------------------------------------    ----------------------
       (State or other jurisdiction of              (I.R.S. employer
        incorporation or organization)            identification number)

        2584 JUNCTION AVENUE,  SAN JOSE, CA.           95134-1902
       --------------------------------------    ----------------------
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

There were 29,076,465 shares of the Company's Common Stock, par value $.0005, outstanding on May 7, 1998.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  POLYCOM, INC.

                                      INDEX

                               REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                                                                                                    Page
                                                                                                                  Number
                                                                                                                  ------
PART I               FINANCIAL INFORMATION

           Item 1    Financial Statements:

                     Condensed Consolidated Balance Sheets as of March 31, 1998 and
                     December 31, 1997.............................................................................  3

                     Condensed Consolidated Statements of Operations for the Three
                     Month Periods Ended March 31, 1998 and March 31, 1997.........................................  4

                     Condensed Consolidated Statements of Cash Flows for the Three
                     Month Periods Ended March 31, 1998 and March 31, 1997.........................................  5

                     Notes to Condensed Consolidated Financial Statements..........................................  6

           Item 2    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations..................................................................... 10

PART II              OTHER INFORMATION

                     Item 1 - Legal Proceedings.................................................................... 20
                     Item 2 - Changes in Securities................................................................ 20
                     Item 3 - Defaults Upon Senior Securities...................................................... 20
                     Item 4 - Submission of Matters to a Vote of Security Holders.................................. 21
                     Item 5 - Other Information.................................................................... 21
                     Item 6 - Exhibits and Reports on Form 8-K..................................................... 21

SIGNATURE.......................................................................................................... 22


PART 1      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS


                                 POLYCOM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                           March 31,  December 31,
                                                             1998        1997
                                                          ----------  ----------
                                                          (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                $ 14,163    $ 12,486
  Short-term investments                                      6,466       5,184
  Accounts receivable, net of allowance for doubtful
     accounts of $438 at March 31, 1998 and
     December 31, 1997                                       10,998       8,135
  Inventories                                                10,630       9,915
  Other current assets                                        3,359       2,930
                                                           --------    --------
    Total current assets                                     45,616      38,650
Fixed assets, net                                             4,936       4,528
Other assets                                                    412         351
                                                           --------    --------
      Total assets                                         $ 50,964    $ 43,529
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $ 10,365    $ 11,552
  Accrued and other current liabilities                       6,044       5,694
                                                           --------    --------
    Total current liabilities                                16,409      17,246
                                                           --------    --------
Stockholders' equity:
  Common stock                                                   19          17
  Additional paid-in capital                                 60,578      52,602
  Notes receivable from stockholders                            (24)        (24)
  Accumulated deficit                                       (26,018)    (26,312)
                                                           --------    --------
    Total stockholders' equity                               34,555      26,283
                                                           --------    --------
      Total liabilities and stockholders' equity           $ 50,964    $ 43,529
                                                           ========    ========

  The accompanying notes are an integral part of these financial statements.

                                POLYCOM, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Three Months Ended
                                                           March 31,  December 31,
                                                             1998        1997
                                                          ----------  ----------
Net revenues                                               $ 18,031    $ 10,510
Cost of net revenues                                          9,182       5,653
                                                           --------    --------
    Gross profit                                              8,849       4,857
                                                           --------    --------

Operating expenses:
  Sales and marketing                                         4,025       2,879
  Research and development                                    3,538       3,113
  General and administrative                                  1,042         795
  Acquisition expenses                                          185        --
                                                           --------    --------
    Total operating expenses                                  8,790       6,787
                                                           --------    --------

Operating income/(loss)                                          59      (1,930)

Interest income, net                                            241         294
Other expense, net                                               (6)        (20)
                                                           --------    --------

Net income/(loss)                                          $    294    $ (1,656)
                                                           ========    ========

Basic net income/(loss) per share                          $   0.01    $  (0.08)
                                                           ========    ========
Diluted net income/(loss) per share                        $   0.01    $  (0.08)
                                                           ========    ========

Weighted average shares outstanding for basic EPS            26,219      19,943
                                                           ========    ========
Weighted average shares outstanding for diluted EPS          30,344      19,943
                                                           ========    ========

  The accompanying notes are an integral part of these financial statements.

                                        POLYCOM, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                        (IN THOUSANDS)

                                                            Three Months Ended
                                                           March 31,  December 31,
                                                             1998        1997
                                                          ----------  ----------
Cash flows from operating activities:
Net income/(loss)                                          $    294    $ (1,656)
 Adjustments to reconcile net income/(loss) to net cash
     provided by/(used in) operating activities:
  Depreciation and amortization                                 638         434
  Provision for excess and obsolete inventories                 130         205
  Value of stock options to outside consultants                   3          --
 Changes in assets & liabilities:
   Accounts receivable                                       (2,863)      1,153
   Inventories                                                 (845)       (466)
   Prepaid expenses and other current assets                   (429)       (784)
   Deposits and other assets                                    (61)         --
   Accounts payable                                          (1,187)      1,690
   Accrued and other liabilities                                978          11
                                                           --------    --------
Net cash provided by/(used in) operating activities          (3,342)        587
                                                           --------    --------
Cash flows from investing activities:
   Acquisition of fixed assets                               (1,046)       (725)
   Proceeds from sale and maturity of short term
      investments                                             1,444       2,649
   Purchases of short term investments                       (2,726)     (1,002)
                                                           --------    --------
Net cash provided by/(used in) investing activities          (2,328)        922
                                                           --------    --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of
      repurchases                                             7,975         265
   Repayment of line of credit borrowings                      (628)        (50)
                                                           --------    --------
Net cash provided by financing activities                     7,347         215
                                                           --------    --------
Net increase in cash and cash equivalents                     1,677       1,724
Cash and cash equivalents, beginning of year                 12,486      11,253
                                                           --------    --------
Cash and cash equivalents, end of period                   $ 14,163    $ 12,977
                                                           ========    ========

  The accompanying notes are an integral part of these financial statements.

                                  POLYCOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 1998, the condensed consolidated statements of operations for the three month periods ending March 31, 1998 and 1997 and condensed consolidated statements of cash flows for the three month periods ending March 31, 1998 and 1997 have been prepared by the Company without audit.

The preparation of financial statements in conformity with United States' generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

The Company uses a 52-53 week fiscal year. As a result, a fiscal year may not end as of the same day as the calendar period. However, for convenience of presentation, the accompanying consolidated financial statements have been shown as ending on March 31 and December 31 of each applicable period. Due to timing, 1998 is a 53 week fiscal year. Consequently, the first quarter of 1998 has 14 weeks rather than the usual 13 weeks.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Report on Form 10-K dated March 13, 1998 and filed with the Securities and Exchange Commission.

This Report on Form 10-Q contains forward looking statements that involve risks and uncertainties, including possible fluctuations in quarterly results; the market acceptance of ShowStation IP and the risks associated with this emerging market; the market acceptance of ViewStation; the impact of competitive products and pricing; the profitability of the videoconferencing and dataconferencing product lines; the launch of the ViewStation 512 product; the schedule of and costs associated with the manufacturing production ramp of the ShowStation IP product; uncertainties relating to the integration of operations of ViaVideo Communications, Inc.; effects of the acquisition on existing business partnerships; the impact of the legal proceedings involving VTEL and Datapoint and the other risks detailed from time to time in the Company's SEC reports, including the Form 10-K dated March 13, 1998.


2.     INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out ("FIFO") method. Inventories consisted of the following (in thousands):

                                                   March 31,            Dec 31,
                                                       1998               1997
                                                       ----               ----
Raw Materials                                       $ 1,588             $2,526
Finished Goods                                        9,042              7,389
                                                      -----              -----
                                                   $ 10,630            $ 9,915
                                                   ========            =======

3.     BANK LINE OF CREDIT

The Company has a $5.0 million bank revolving line of credit under an agreement with Silicon Valley Bank. Borrowings under the line are unsecured and bear interest at the bank's prime rate (8.5% at March 31, 1998). The agreement allows for an additional facility of $5.0 million upon request of Polycom and payment of associated fees. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, equity distributions, financial guarantees, business combinations and other related items. The line expires in October 1999. There were no borrowings under the line at March 31, 1998.


4.     PER SHARE INFORMATION

The Company prepares earnings (loss) per share information using the guidelines of the Statement of Financial Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires net income (loss) per share to be presented under two calculations, Basic EPS and Diluted EPS. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per share is computed using common and dilutive common equivalent shares outstanding during the periods represented. Common equivalent shares, including shares issued under the Stock Option Plan which are subject to repurchase, shares offered through the Company's Stock Option Plan and warrants, are included in the computation of diluted net income per share as their effect is dilutive for the quarter ending March 31, 1998. Common equivalent shares are not included in the computation of fully diluted net loss per share as their effect is antidilutive for the quarter ending March 31, 1997.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands except per share amounts).

                                                            Three Months Ended
                                                                  March 31,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
Numerator - basic and diluted EPS
   Net income (loss)                                       $    294    $ (1,656)
                                                           ========    ========
Denominator - Basic EPS
   Common stock outstanding                                  26,219      19,943
                                                           --------    --------
Total Shares used in calculation of Basic EPS                26,219      19,943
                                                           --------    --------
Basic net income (loss) per share                          $   0.01    $  (0.08)
                                                           ========    ========

Denominator - Diluted EPS
   Denominator - Basic EPS                                   26,219      19,943
   Effect of Dilutive Securities:
     Common stock options                                     2,287          --
     Stock subject to repurchase                              1,743          --
     Warrants                                                    95          --
                                                           --------    --------
Total Shares used in calculation of Diluted EPS              30,344      19,943
                                                           --------    --------
Diluted net income (loss) per share                        $   0.01    $  (0.08)
                                                           ========    ========

Stock options to purchase 2,638,225 shares of common stock and warrants to purchase 2,000,000 shares of common stock were outstanding at March 31, 1997 but were not included in the computation of diluted net income (loss) per share as their effect was antidilutive.


5.     FIRST AND SECOND AGREEMENTS WITH 3M

In March 1997, the Company entered into a joint marketing and development agreement (The First Agreement) with Minnesota Mining and Manufacturing Company ("3M"). Under the terms of this agreement, 3M provided $3.0 million in funding to Polycom for certain deliverables related to the development of dataconferencing products and may also provide shared technology resources for the development of future products. Additionally, Polycom granted 3M exclusive private-label rights in certain distribution channels to the products developed under this agreement subject to certain minimum volumes. In 1997, Polycom recorded the $3.0 million as revenue, $1.0 million in each of the first three quarters of 1997, based on delivery of the items specified in the contract. Further, 3M received warrants to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $7.50 per share. The warrants expire in March 1999, which may be extended until March 2000 depending on delivery of Polycom's first product developed under the agreement. 3M also has certain rights of first offer under its stock warrant agreement with Polycom which gives 3M the right, for a period of 45 days after the Effective Time, to purchase additional shares of Polycom Common Stock at a purchase price of $7.50 per share. On February 19, 1998, 3M exercised this option and purchased approximately one million shares of Polycom common stock for a consideration of approximately $7.6 million. As a result of the purchase, 3M owns approximately 3.5% of outstanding Polycom common stock.

In June 1997, the Company entered into a second joint marketing and development agreement (The Second Agreement) with 3M. Under this agreement, 3M provides $2.5 million in funding to Polycom for certain deliverables related to the development of videoconferencing products and may also provide shared technology resources for the development of future products. Polycom will grant 3M exclusive private-label rights in certain distribution channels to the products developed under this agreement. In the three months ended March 31, 1998, the Company received, and recognized as revenue, $1.5 million under this agreement, using the percentage of completion methodology. Polycom expects to receive the final $1.0 million associated with this agreement in the second quarter of 1998.


6.     ACQUISITION OF VIAVIDEO COMMUNICATIONS, INC.

On January 2, 1998, the Company completed the acquisition of ViaVideo Communications, Inc., ("ViaVideo")' whereby a wholly owned subsidiary of Polycom, Inc. was merged with and into ViaVideo. ViaVideo was a development stage company that designs and develops high quality, low cost, easy to use, group videoconferencing systems that utilize advanced video and audio compression technologies along with Internet/Web-based features. Approximately
8.7 million shares of Polycom common stock were exchanged for all of the issued and outstanding capital stock of ViaVideo. In addition, outstanding stock options to purchase ViaVideo common stock were converted into options to purchase approximately 1.1 million shares of Polycom common stock. The transaction is being accounted for as a pooling of interests and, consequently, all prior period figures have been restated as if the combined entity existed for all periods presented. All intercompany transactions between the two companies have been eliminated in consolidation. Polycom and ViaVideo Communications had the same fiscal year ends of December 31 and activity from the start of the current fiscal period to the merger date was not material. Further, there were no adjustments required to conform accounting policies between the two companies.


7.     LEASE COMMITMENTS

On November 15, 1997, the Company entered into a two year operating lease for 23,248 square feet of a building in Austin, Texas. The space is being used primarily as the offices for the engineering and marketing organization associated with the videoconferencing product line. The lease associated with this building will expire on December 31, 1999 and the minimum annual payments under this lease are as follows: 1998 - $424,373; 1999 - $439,543.


8.     LITIGATION

On September 3, 1997, VTEL Corporation ("VTEL") filed a lawsuit in the District Court in Travis County, Texas against ViaVideo, a subsidiary of Polycom, and its founders (who were formerly employed by VTEL). In the lawsuit, VTEL alleges breach of contract, breach of confidential relationship, disclosure of proprietary information, and related allegations. If ViaVideo were found to have infringed upon the proprietary rights of VTEL or any other third party, Polycom could be required to pay damages, cease sales of the infringing products, discontinue such products or such other injunctive relief a court may determine, any of which could have a material adverse effect on Polycom's business, financial condition or results of operations. On April 22, 1998, Polycom filed a declaratory relief action against VTEL in the Superior Court of Santa Clara County, California seeking a declaration that Polycom has not infringed on any proprietary rights of VTEL. VTEL has not yet responded to Polycom's complaint.

On October 2, 1997, Datapoint Corporation filed a complaint against Intel Corporation for infringement of two U.S. patents related to videoconferencing network technology in the U.S. District Court in Dallas, Texas. On November 25, 1997, the complaint was amended to include several additional defendants, and Datapoint also filed a motion for certification of the action as a class action. No ruling has occurred relative to the motion for class action certification. Although neither Polycom nor its subsidiary ViaVideo has been served as a defendant in any Datapoint complaints, both Polycom and ViaVideo were named as putative class members in the Datapoint motion for class action certification along with over 500 other companies.

The Company will vigorously defend against these claims and any related claims for damages. While litigation is inherently uncertain, Polycom believes that the ultimate resolution of these matters beyond that provided in its balance sheet as of March 31, 1998 will not have a material adverse effect on the Company's financial position.


9.     COMPREHENSIVE INCOME

Effective March 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. As the components of comprehensive income are not material, the Company has not reflected the additional reporting and display provisions of SFAS No. 130 in the accompanying financial statements.


10.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998 and the Company is currently determining the impact of adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER SECTIONS OF THIS DOCUMENT CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS, AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "TARGETS" AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDING POTENTIAL FLUCTUATIONS IN RESULTS AND FUTURE GROWTH RATES, IF AT ALL; THE SUCCESSFUL LAUNCH AND MANUFACTURING RAMP OF THE VIEWSTATION, SHOWSTATION IP AND OTHER NEW PRODUCTS; THE MARKET ACCEPTANCE OF VIEWSTATION, SHOWSTATION IP AND OTHER NEW PRODUCTS; THE ACHIEVEMENT OF THE PRODUCT DEVELOPMENT DELIVERABLES ASSOCIATED WITH THE SECOND 3M AGREEMENT AND THE SUCCESS OF 3M IN ESTABLISHING AND MAINTAINING CHANNELS FOR THE VIEWSTATION 128, VIEWSTATION 512 AND SHOWSTATION IP PRODUCTS; THE PROFITABILITY OF THE DATACONFERENCING AND VIDEOCONFERENCING PRODUCT LINES; DEPENDENCE ON NEW PRODUCTS; TECHNOLOGICAL CHANGE; UNCERTAINTIES RELATING TO THE INTEGRATION OF OPERATIONS OF VIAVIDEO COMMUNICATIONS, INC.; EFFECTS OF THE ACQUISITION ON EXISTING BUSINESS PARTNERSHIPS; DEPENDENCE ON THIRD PARTY DISTRIBUTORS; RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS; DEPENDENCE ON RESEARCH AND DEVELOPMENT; COMPETITION; DEPENDENCE ON THIRD PARTY MANUFACTURERS; DEPENDENCE ON INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS; DEPENDENCE ON THIRD-PARTY LICENSES; DEPENDENCE ON PERSONNEL; THE IMPACT OF LEGAL PROCEEDINGS INVOLVING VTEL AND DATAPOINT AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, INCLUDING THE COMPANY'S CURRENT REPORT ON FORM 8-K FILED WITH THE COMMISSION JANUARY 16, 1998, AND ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 UNDER "OTHER FACTORS AFFECTING FUTURE OPERATIONS" ON PAGES 25 THROUGH 28 AND ELSEWHERE IN THE FORM 10-K. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, INVESTORS SHOULD CAREFULLY REVIEW THE RISK FACTORS AND OTHER INFORMATION SET FORTH IN THE REPORTS AND OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE COMMISSION.

OVERVIEW

         Polycom was incorporated in December 1990 to develop, manufacture and market audioconferencing, dataconferencing and videoconferencing products that facilitate meetings at a distance. Polycom was engaged principally in research and development from inception through September 1992, when it began volume shipments of its first audioconferencing product, SoundStation. As of March 31, 1998, Polycom's audioconferencing product line consisted principally of the SoundStation, SoundStation EX, SoundStation Premier, SoundStation Premier EX and SoundPoint. Polycom began shipping its first dataconferencing product, ShowStation, in November 1995. In March 1998, Polycom began shipments of its next generation ShowStation, the ShowStation IP. On January 2, 1998, the Company completed the acquisition of ViaVideo Communications, Inc., ("ViaVideo"), a development stage company that designs and develops high quality, low cost, easy to use, group videoconferencing systems that utilize advanced video and audio compression technologies along with Internet/Web-based features. Polycom's ViewStation products (ViewStation 128kbps version and ViewStation 512kbps version) comes about as a result of the merger. The Company commenced first customer shipments of the ViewStation 128 in February 1998 and the ViewStation 512 in April 1998.

         Polycom markets its products domestically and internationally through a network of value-added resellers ("VARS"), original equipment manufacturers ("OEMS"), and retailers and also sells its audioconferencing products through its direct sales force. Through March 31, 1998, Polycom has derived a majority of its net revenues from sales of its SoundStation products. Polycom anticipates that sales of its SoundStation product line will continue to account for a majority of net revenues at least through the year ending December 31, 1998. Any factor adversely affecting the demand or supply for the SoundStation product line could materially adversely affect Polycom's business, financial condition, cash flows or results of operations.

         From inception through the nine month period ended September 30, 1995, the Company incurred losses from operations, primarily as a result of its investments in the development of its products and the expansion of its sales and marketing, manufacturing and administrative organizations. The Company achieved profitability in the fourth quarter of 1995 and generated net income in fiscal 1996. The Company incurred a quarterly operating loss in each quarter of 1997 as a result of investments in the next generation dataconferencing product, the videoconferencing product line and the sales and marketing function. The Company intends to continue to invest significantly in research and development and the Company's infrastructure in 1998. Although, Polycom plans to generate operating income, excluding acquisition expenses, through 1998, there can be no assurance that the Company will achieve its operating plans or achieve profitable operations in any subsequent period.

         In March 1997, Polycom entered into a joint marketing and development agreement (the "FIRST AGREEMENT") with 3M. Under the agreement, 3M provided $3.0 million in funding to Polycom for certain deliverables related to the development of the next generation dataconferencing product and will also provide shared technology resources for the development of future products. Through December 31, 1997, Polycom recorded the $3.0 million as revenue, $1.0 million in each of the first three quarters of 1997, based on delivery of the items specified in the contract. The amounts were recognized as revenue using the percentage of completion methodology. Additionally, Polycom granted 3M exclusive private-label rights in certain distribution channels to the products developed under this agreement subject to certain minimum volumes. Further, 3M received warrants to purchase up to 2,000,000 shares of Polycom's common stock at an exercise price of $7.50 per share. The warrants expire in March 1999. At the time of grant, the warrants were valued using the Black-Scholes model and were determined to have a value of $40,000. 3M also has certain rights of first offer under its stock warrant agreement with Polycom which will give 3M the right, for a period of 45 days after the Effective Time, to purchase additional shares of Polycom Common Stock at a purchase price of $7.50 per share. In February 1998, 3M exercised this option and purchased approximately one million shares of Polycom common stock for a consideration of approximately $7.6 million. As a result of the purchase, 3M owns approximately 3.5% of outstanding Polycom common stock.

         In June 1997, Polycom entered into a second joint marketing and development agreement (the "SECOND AGREEMENT") with 3M. Under this agreement, 3M is expected to provide $2.5 million in funding to Polycom for certain deliverables related to the development of videoconferencing products and may also provide shared technology resources for the development of future products. However, in order to receive the funding, Polycom must meet certain milestones as outlined in the agreement. In the first three months of 1998, Polycom received, and recorded as revenue, $1.5 million under the terms of the Second Agreement which has been recognized under the percentage of completion method. Polycom will grant 3M exclusive private-label rights in certain distribution channels to the products developed under this agreement. Polycom is targeting to receive the final $1.0 million associated with this agreement in the second quarter of 1998.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net revenues, condensed consolidated statements of operations data for the periods indicated.

                                                            Three Months Ended
                                                                  March 31,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
Net revenues                                                  100%        100%
Cost of net revenues                                           51%         54%
                                                           --------    --------
  Gross profit                                                 49%         46%
                                                           --------    --------
Operating expenses:
  Sales and marketing                                          22%         27%
  Research and development                                     20%         30%
  General and administrative                                    6%          7%
  Acquisition expenses                                          1%          0%
                                                           --------    --------
    Total operating expenses                                   49%         64%
                                                           --------    --------
Operating income/(loss)                                         0%        (18%)

Interest income, net                                            2%          2%
Other expense, net                                              0%          0%
                                                           --------    --------
Net income/(loss)                                               2%        (16%)
                                                           ========    ========

NET REVENUES

         Total net revenues were $18.0 million in the first quarter of 1998 compared to $10.5 million in the first quarter of 1997, an increase of 72%. The increase was due, in large part, to the revenues generated from the sales of the ViewStation product, which began shipping in February 1998, and also to increases in the SoundStation and SoundStation Premier product lines. The ViewStation sales were made primarily to resellers and the sell-through to end-users is expected over the next several months, although there can be no assurances that this will happen. These gains were offset somewhat by decreases in sales of the dataconferencing product as the next generation ShowStation began shipping in late March 1998. Further, Polycom recorded $1.5 million in revenue associated with the deliverables under the 3M agreement compared to $1.0 million in the first quarter of 1997.

         During the first quarter of 1998 and 1997, the Company derived a majority of its net revenues from sales of its SoundStation product family. In the first three months of 1998, 3M, after considering the revenue from the Second Agreement and product sales, accounted for 12% of total net revenues. No other customer or reseller accounted for more than 10% of the Company's net revenues in the first three months of 1998. No customer or reseller accounted for more than 10% of the Company's net revenues during the same period for 1997.

         International net revenues for the first quarter of 1998 accounted for 22% of total net revenues for the Company, up from 21% in the first quarter of 1997. This increase in international revenue as a percentage of total net revenues was due to an increase in Premier and SoundPoint revenues as these products were only beginning to sell internationally in early 1997. This was offset slightly by the sales of the new dataconferencing and videoconferencing products which were released initially in the North American region. The Company anticipates that international sales will continue to account for a significant portion of total net revenues for the foreseeable future. However, international net revenues may fluctuate in the future as the Company introduces new products, since the Company expects to initially introduce such products in North America and also because of the additional time required for product homologation and regulatory approvals of new products in international markets. Additionally, the recent economic problems in the Asian market could adversely offset the Company's profitability if it continues. To the extent the Company is unable to expand international sales in a timely and cost-effective manner, the Company's business, financial condition or results of operations could be adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. To date, a substantial majority of the Company's international sales has been denominated in U.S. currency, however, the Company expects that in the future more international sales may be denominated in local currencies and, therefore, subject to currency fluctuation risks.

COST OF NET REVENUES

         Cost of net revenues consists primarily of the Company's manufacturing organization, contract manufacturers, tooling depreciation, warranty expense and an allocation of overhead expenses. The cost of net revenues represented 51% and 54% of net revenues for the first quarters of 1998 and 1997, respectively. The decrease in the cost of net revenues percentage is due to lower product costs associated with the audioconferencing product line, offset slightly by unfavorable manufacturing variances due mainly to the delay of the ShowStation IP product. In addition, the cost of net revenues percentage was lower due to an increase in the revenues from the 3M agreements which typically have very low associated costs.

         The Company has lowered product prices in the past which was driven by the Company's desire to expand the market for its products, and the Company may further reduce prices or introduce new products that carry higher costs in order to further expand the market or to respond to competitive pricing pressures, although there can be no assurance that such actions by the Company will expand the market for its products or be sufficient to meet competitive pricing pressures. In the future, the cost of net revenues percentage may be affected by price competition and changes in unit volume shipments, product cost and warranty expenses. The cost of net revenues percentage may also be impacted by the mix of distribution channels used by the Company, the mix of products sold and the mix of international versus North American revenues. The Company typically realizes lower cost of net revenue percentages on direct sales than on sales through indirect channels. If sales through resellers, especially OEMs, increase as a percentage of total revenues, the Company's cost of net revenues percentage will be adversely impacted.

         As discussed earlier, the Company began shipping the ShowStation IP product in late March 1998. The delays in releasing this product created unfavorable manufacturing variances and, if further delays occur, could continue to negatively impact the cost of net revenues. If this happens, the Company's profitability could be materially adversely affected.

         In late 1997 and early 1998, the Company began using its contract manufacturer in Thailand as its main source of refurbishing audioconferencing and videoconferencing service inventory. Through the end of March 1998, the transition had not been completed, thereby, increasing the cost of this function. It is expected that improvements will be realized in the second or third quarter of 1998; however, there can be no assurances that this will occur. If the transition is not completed during this time period or if, when complete, the transition does not produce the desired results, the Company cost of net revenues could increase.

SALES AND MARKETING EXPENSES

                                      THREE MONTHS ENDED
                                      ------------------
                                   MARCH 31,       MARCH 31,      INCREASE/
$ IN THOUSANDS                        1998            1997       (DECREASE)
--------------                        ----            ----       ----------
Expenses                           $ 4,025         $ 2,879             40 %

% of Net Revenues                       22 %            27 %           (5 %)


         Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses, an allocation of overhead expenses and customer service and support costs. The expense increase in the first quarter of 1998 over the first quarter of 1997 was primarily related to increased investment in the videoconferencing sales effort. As mentioned previously, the Company only began selling the ViewStation in the first quarter of 1998 and, consequently, had little sales and marketing expense in the first quarter of 1997 associated with the video products.

         The Company expects to continue to increase its sales and marketing expenses in absolute dollar amounts in an effort to expand North American and international markets, market new products and establish and expand distribution channels. In particular, due to the innovative nature of the ShowStation, ShowStation IP and ViewStation products, the Company believes it will be required to incur significant additional expenses for sales and marketing, including advertising, to educate potential customers as to the desirability of ShowStation, ShowStation IP and ViewStation. Further, the launch of a new Multipoint Conferencing Unit (MCU) product line, which assist connections to existing videoconferencing bridging services, will cause an increase in the Company's sales and marketing expenses.

RESEARCH AND DEVELOPMENT EXPENSES

                                      THREE MONTHS ENDED
                                      ------------------
                                   MARCH 31,       MARCH 31,      INCREASE/
$ IN THOUSANDS                        1998            1997       (DECREASE)
--------------                        ----            ----       ----------
Expenses                           $ 3,538         $ 3,113             14 %

% of Net Revenues                       20 %            30 %          (10 %)


         Research and development expenses consist primarily of compensation costs, consulting fees, an allocation of overhead expense, supplies and depreciation. The expense increase for the first quarter of 1998 over the first quarter of 1997 were primarily attributable to development expenses for the ViewStation products and, to a lesser extent, to increases in the audioconferencing product line. These increases were offset somewhat by lower expenses associated with the dataconferencing line as the large investments in next generation ShowStation IP made in 1997 begin to normalize.

         The Company believes that technological leadership is critical to its success and is committed to continuing a high level of research and development. Consequently, the Company intends to increase its research and development expenses in absolute dollars in the future.

GENERAL AND ADMINISTRATIVE EXPENSES

                                      THREE MONTHS ENDED
                                      ------------------
                                   MARCH 31,       MARCH 31,      INCREASE/
$ IN THOUSANDS                        1998            1997       (DECREASE)
--------------                        ----            ----       ----------

Expenses                           $ 1,042         $   795             31 %

% of Net Revenues                        6 %             7 %           (1 %)


         General and administrative expenses consist primarily of compensation costs, an allocation of overhead expense, and outside legal and accounting expenses. The increase in general and administrative expenses in absolute dollars for the first quarter of 1998 over the same period of 1997 is primarily due to increased staffing and infrastructure to support the Company's growth.

         The Company believes that its general and administrative expenses will increase in absolute dollar amounts in the future primarily as a result of expansion of the Company's administrative staff and costs related to supporting a larger company, created by the completion of the acquisition of ViaVideo.

ACQUISITION EXPENSES

         For the first quarter of 1998, the Company incurred expenses totaling $0.2 million related to the acquisition of ViaVideo Communications, Inc. A significant portion of these charges were for outside legal, accounting and consulting services. Management does not anticipate any further acquisition related expenses throughout the remainder of this fiscal year; however, there can be no assurances that this will happen or that the future charges will not be material.

INTEREST INCOME, NET AND OTHER EXPENSES, NET

         Interest income, net consists of interest earned on the Company's cash equivalents and short-term investments net of any interest expense. For the first quarter of 1998, interest income, net was $0.2 million, a decrease of 18% from the first quarter of 1997. This decrease was due to a lower level of cash available for investment.

         The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The current quarter's profitable results generated minimal federal and state income taxes in the first quarter of 1998. Throughout the remainder of 1998 and beyond, to the extent the Company realizes profitable results, the Company will generate higher federal and state income tax expense, although there can be no assurance the Company will achieve profitable results. As of March 31, 1998, the Company had approximately $6.1 million in federal net operating loss carryforwards and $790,000 in tax credit carryforwards. The future utilization of the Company's net operating loss carryforwards may be subject to certain limitations upon certain changes in ownership.

         The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance on a quarterly basis. At such time, if it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

         Polycom's net revenues have grown primarily through increased market acceptance of its established audioconferencing product line, new product introductions and through the expansion of Polycom's North American and International distribution networks. While Polycom has experienced growth in net revenues in recent quarters, it does not believe that the historical growth rates in net revenues will be sustainable nor are they indicative of future operating results. For example, Polycom believes that the 37% price reduction in the North American list price of its SoundStation product line, effective December 1996 for resellers and January 1997 for end user customers, and the 30% price reduction for SoundStation products sold internationally effective April 1997, negatively impacted Polycom's net revenues and profitability in 1997. Polycom believes that profitability could continue to be negatively affected in the future as a result of several factors including low to negative gross margins for Polycom's ShowStation and ShowStation IP dataconferencing products, inventory value loss related to the ShowStation inventory if it is determined that the units cannot be sold for at least carrying cost, the reduction in the list prices of the SoundStation product line and continuing competitive price pressure in the audioconferencing, dataconferencing and videoconferencing markets. Although price reductions have been driven by Polycom's desire to expand the market for its products, and Polycom expects that in the future it may further reduce prices or introduce new products that carry lower margins in order to further expand the market or to respond to competitive pricing pressures, there can be no assurance that such actions by Polycom will expand the market for its products or be sufficient to meet competitive pricing pressures. In addition, costs related to the merger with ViaVideo, and its integration into Polycom, expense growth related to the activities of the combined entities and costs related to the introduction of the new ShowStation IP, ViewStation, and SoundStation Satellite products could negatively impact future profitability. Also, the impacts of pending or future litigation against Polycom or ViaVideo, including the suit filed by VTEL against ViaVideo as mentioned in Polycom's Form 8-K filed on September 9, 1997 and the suit filed by Datapoint, as discussed in Polycom's Form 8-K filed on January 2, 1998, beyond that already provided in the Company's Balance Sheet as of March 31, 1998, are difficult to predict at this time. Further,

Polycom's limited operating history and limited resources, among other factors, make the prediction of future operating results difficult if not impossible.

           In the past Polycom has experienced delays from time to time in the introduction of certain new products and enhancements and expects that such delays may occur in the future. For instance, the introduction of ShowStation was delayed by approximately eighteen months from the originally anticipated date of introduction because of unforeseen technical challenges and difficulties in building core technologies and, for approximately nine weeks in the first quarter of 1996, shipments were interrupted in order to correct software and other technical problems identified by initial customers. In addition, SoundStation Premier first customer shipments were delayed from its original shipment target of September 1996 to November 1996 and ShowStation IP was delayed from its original shipment target of September 1997 to its first customer shipment date of March 1998 due to engineering and manufacturing start-up issues. Any similar delays in the future could have a material adverse effect on Polycom's results of operations.

         Polycom's operating results have fluctuated in the past and may fluctuate in the future as a result of a number of factors, including market acceptance of the next generation of ShowStation products, the ViewStation, and other new product introductions and product enhancements by Polycom or its competitors, the prices of Polycom's or its competitors' products, the mix of products sold, the mix of products sold directly and through resellers, fluctuations in the level of international sales, the cost and availability of components, manufacturing costs, the level and cost of warranty claims, changes in Polycom's distribution network, the level of royalties to third parties and changes in general economic conditions. In addition, competitive pressure on pricing in a given quarter could adversely affect Polycom's operating results for such period, and such price pressure over an extended period could materially adversely affect Polycom's long-term profitability. Polycom's ability to maintain or increase net revenues will depend upon its ability to increase unit sales volumes of its SoundStation, SoundStation Premier and SoundPoint families of audioconferencing products, the dataconferencing line of products, currently comprised of the ShowStation products, its first videoconferencing product, ViewStation, and any new products or product enhancements. There can be no assurance that Polycom will be able to increase unit sales volumes of existing products, introduce and sell new products or reduce its costs as a percentage of net revenues.

         Polycom typically ships products within a short time after receipt of an order, and historically has not had a significant backlog; however, backlog may fluctuate significantly from period to period. As a result, backlog at any point in time is not a good indicator of future net revenues and net revenues for any particular quarter cannot be predicted with any degree of accuracy. Accordingly, Polycom's expectations for both short- and long-term future net revenues are based almost exclusively on its own estimate of future demand and not on firm customer orders. In addition, Polycom has in the past received orders and shipped a substantial percentage of the total products sold during a particular quarter in the last several weeks of the quarter. In some cases, these orders have consisted of distributor stocking orders and Polycom has from time to time provided special incentives for distributors to purchase more than the minimum quantities required under their agreements with Polycom. Additionally, a majority of Polycom's net revenues are from sales to resellers who sell the products through to end users. If these resellers are unable to sell through their inventory of Polycom products in a given quarter, it could affect the volume of Polycom's sales to these resellers in future quarters. This is especially true for new product channel shipments, such as the ViewStation shipments in the first quarter of 1998. Therefore, Polycom has been uncertain, throughout most of each quarter, as to the level of revenues it will achieve in the quarter and the impact that distributor stocking orders will have on revenues and profitability in that quarter and subsequent quarters. In addition, because a substantial percentage of product sales occur at the end of the quarter, product mix and, therefore, profitability is difficult to predict. Further, there can be no guarantee that Polycom's contract manufacturers will be able to meet product demand before a quarter ends. Polycom anticipates that this pattern of sales may continue in the future with the exception that the Company may reduce and ultimately eliminate the end of quarter incentives offered to distributors. If the Company chooses to eliminate or reduce stocking incentive programs, particularly those associated with audioconferencing sales, quarterly revenue may be materially adversely affected. Expense levels are based, in part, on these estimates and, since Polycom is limited in its ability to reduce expenses quickly if orders and net revenues do not meet expectations in a particular period, operating results would be adversely affected. In addition, a seasonal demand may develop for Polycom's products in the future. Due to all of the foregoing factors, it is likely that in some future quarter Polycom's operating results will be below the expectations of public market analysts and investors. In such event, the price of Polycom's Common Stock would likely be materially adversely affected.

         Polycom has a significant inventory of monochrome ShowStation products which it plans to sell in Latin America over the next several quarters. There can be no assurance that Polycom will be successful in the sale of such products. The failure to successfully sell such inventory would have a material adverse effect on Polycom's business, financial condition and results of operations.

         The markets for videoconferencing products are characterized by changing technology, evolving industry standards and frequent new product introductions. The success of Polycom's new videoconferencing products is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of Polycom's competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with ISDN compatibility, reseller training, technical and sales support as well as field support are also factors affecting the Company's success in the videoconferencing market. Polycom is attempting to address the need to develop new products through its internal development efforts and joint developments with other companies. There can be no assurance that Polycom will successfully identify new videoconferencing product opportunities and develop and bring new videoconferencing products to market in a timely manner, or that videoconferencing products and technologies developed by others will not render Polycom's videoconferencing products or technologies obsolete or noncompetitive. The failure of Polycom's new videoconferencing products development efforts would have a material adverse effect on Polycom's business, financial condition and results of operations.

         Polycom completed the acquisition of ViaVideo Communications, Inc. on January 2, 1998. Polycom acquired ViaVideo with the expectation that the acquisition would result in operating and strategic benefits, including operating cost reductions and product development, marketing and sales synergies. If the operations of ViaVideo are not successfully combined with those of Polycom in a coordinated, timely and efficient manner, Polycom's business, financial condition and results of operations would be materially adversely effected. The integration of ViaVideo's product offerings and operations with Polycom's product offerings and operations and the coordination of ViaVideo's sales and marketing efforts with those of Polycom will require substantial attention from management. The diversion of the attention of management and any difficulties encountered in the transition process could have a material adverse affect on Polycom's business, financial condition or results of operations. The difficulties of assimilation may be increased by the necessity of integrating personnel with disparate business backgrounds and combining two different corporate cultures. In addition, the process of combining the two organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses, which could have an adverse effect on the combined operations. As a result of the acquisition, Polycom's operating expenses will significantly increase in absolute dollars. Should the expected revenues from ViaVideo products not occur, or occur later or in an amount less than expected, the higher operating expenses could have a material adverse affect on the business, financial condition and results of operations of Polycom. Failure to achieve the anticipated benefits of the acquisition or to successfully integrate the operations of the companies could have a material adverse effect upon the business, operating results or financial condition of Polycom. Additionally, there can be no assurance that Polycom will not incur additional material charges in future quarters to reflect additional costs associated with the acquisition.

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

         Polycom and PictureTel have entered into an agreement whereby PictureTel resells Polycom's ShowStation products and supplies Polycom's SoundPoint products to other producers of videoconferencing products. Polycom does not have any such agreements with PictureTel regarding the resale or supply of any of Polycom's videoconferencing products. Polycom and PictureTel are competitors in the teleconferencing market and, as such, there can be no assurance that PictureTel will enter into future agreements to resell or supply any of the Company's new or enhanced teleconferencing products. Products under development at ViaVideo are expected to be more directly competitive with PictureTel products, and thus competition between PictureTel and Polycom is likely to increase, resulting in a strain on the existing relationship between the companies. If this occurs, it could limit the contribution that this relationship could have on the financial results of operations of Polycom.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $20.6 million, an increase of $3.0 million from December 31, 1997. Additionally, on October 17, 1997, the Company re-established a $5.0 million revolving bank line of credit from Silicon Valley Bank which had previously expired on April 15, 1997. This line of credit allows for an additional facility of $5.0 million available upon request by the Company and contingent upon payment of associated fees.

         The Company used $3.3 million in cash from operating activities for the first three months of 1998 compared to a generation of $0.6 million in cash from operating activities for the same period in 1997. The reduction in cash from operating activities was due primarily to an increase in trade accounts receivable, additional purchases of inventory and a larger reduction in accounts payable balances. These cash uses were offset somewhat by an improved net income before non-cash expenses in the first three months of 1998 over the same period in 1997.

         The total net change in cash and cash equivalents for the first three months of 1998 was an increase of $1.7 million. The primary source of cash was proceeds totaling $7.6 million from the stock purchase from 3M. The primary uses of cash during the first three months of 1998 were $3.3 million from operating activities, purchases of property, plant and equipment of $1.0 million and net purchases in short term investments of $1.3 million. The use of cash from operating activities was the result of an increase in trade accounts receivable, an increase in inventories, an increase in current assets (primarily related to receivables from contract manufacturers) and lower accounts payable balances, offset by a positive net income before non-cash expenses.

         The Company's material commitments consist of obligations under its revolving bank line of credit, operating leases and a $250,000 stand-by letter of credit which has been issued to guarantee certain of the Company's contractual obligations. The Company also maintains from time to time commercial letters of credit as payments for the importation of certain products. The amounts do not exceed $100,000 and are outstanding less than 120 days. The Company estimates that 1998 capital expenditures will total approximately $7.0 million.

         The Company believes that its available cash, cash equivalents and bank line of credit will be sufficient to meet the Company's operating expenses and capital requirements through at least June 30, 1998. Thereafter, it cannot be determined with any degree of certainty how successful the Company will be at growing the market for its products, if at all. If there is substantial growth and, as a result, the Company goes beyond current acceptable liquidity levels, Polycom may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive. The Company's future liquidity and cash requirements will depend on numerous factors, including introduction of new products and potential product family or technology acquisitions.

PART II OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           On September 3, 1997, VTEL Corporation ("VTEL") filed a lawsuit in the U. S. District Court in Travis County, Texas against ViaVideo, a subsidiary of Polycom, and its founders (who were formerly employed by VTEL). In the lawsuit, VTEL alleges breach of contract, breach of confidential relationship, disclosure of proprietary information, and related allegations. If ViaVideo were found to have infringed upon the proprietary rights of VTEL or any other third party, Polycom could be required to pay damages, cease sales of the infringing products, discontinue such products or such other injunctive relief a court may determine, any of which could have a material adverse effect on Polycom's business, financial condition or results of operations. On April 22, 1998, Polycom filed a declaratory relief action against VTEL in the Superior Court of Santa Clara County, California seeking a declaration that Polycom has not infringed on any proprietary rights of VTEL. VTEL has not yet responded to Polycom's complaint.

           On October 2, 1997, Datapoint Corporation filed a complaint against Intel Corporation for infringement of two U.S. patents related to videoconferencing network technology in the U.S. District Court in Dallas, Texas. On November 25, 1997, the complaint was amended to include several additional defendants, and Datapoint also filed a motion for certification of the action as a class action. No ruling has occurred relative to the motion for class action certification. Although neither Polycom nor its subsidiary ViaVideo has been served as a defendant in any Datapoint complaints, both Polycom and ViaVideo were named as putative class members in the Datapoint motion for class action certification along with over 500 other companies.

           The Company will vigorously defend against these claims and any related claims for damages. While litigation is inherently uncertain, Polycom believes that the ultimate resolution of these matters beyond that provided in its balance sheet as of March 31, 1998 will not have a material adverse effect on the Company's financial position.

Item 2.    CHANGES IN SECURITIES

           In connection with the acquisition of ViaVideo, the Company issued approximately 8.7 million shares of the Company's Common Stock
           (the "Merger Shares") to the existing stockholders of ViaVideo in exchange for all of the outstanding shares of capital stock of ViaVideo. In addition, outstanding stock options to purchase ViaVideo common stock were converted into options to purchase approximately 1.1 million shares of Polycom common stock. The Merger Shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), under Section 4(2) of the Securities Act. There was no general solicitation or advertising involved in the acquisition, and the Company used reasonable care to assure that the stockholders of ViaVideo were not underwriters.

           On February 19, 1998, 3M exercised rights of first offer granted to it under its stock warrant agreement with the Company and purchased approximately one million shares of Polycom common stock for a consideration of approximately $7.6 million. Such shares were issued pursuant to Section 4(2) under the Securities Act. The Company determined that 3M was an "accredited investor" as such term is defined under Rule 501 under the Securities Act. 3M had access to all relevant information regarding the Company necessary to evaluate the investment and the Company, after reasonable inquiry, determined that the shares were being acquired for investment purposes. There was no general solicitation or advertising in connection with 3M's investment, and the Company used reasonable care to assure that 3M was not deemed an underwriter. In May 1998, these shares were registered under Form S-3 in compliance with the demand rights given to 3M under the agreement.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable

Item 5.    OTHER INFORMATION

           Effective January 5, 1998, Rose Rambo joined the Company as the Vice President and General Manager, Audioconferencing.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) List of Exhibits

NUMBER                         EXHIBIT
------     ------------------------------------------------------------------
 11.1      Statement of Computation of Earning (Loss) Per Share (contained in
           Note 4 of Notes to Condensed Consolidated Financial Statements)

 27.1      Financial Data Schedule

       (b) Reports on Form 8-K:

           A report on Form 8-K was filed on January 16, 1998, regarding Polycom's acquisition of ViaVideo Communications. Inc. effective January 2, 1998. The Form 8-K also disclosed that Datapoint Corporation filed a complaint contesting patent infringement of its U.S. patents related to videoconferencing. Polycom, Inc. and ViaVideo Communications, Inc. were named as putative class members in the Datapoint motion for class action certification along with over 500 other companies.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 19, 1998              POLYCOM, INC.


                                  /s/ Michael R. Kourey
                                  ---------------------
                                  Michael R. Kourey
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)