Form 10-Q
period 1998-07-05
POLYCOM INC
filed 1998-08-19
CIK 1010552

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934


                    FOR THE QUARTERLY PERIOD ENDED JULY 5, 1998

                                         or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

               For the transition period from  _______ to ________


                         COMMISSION FILE NUMBER   0-27130

                                   POLYCOM, INC.
                          --------------------------------
               (Exact name of registrant as specified in its charter)


                DELAWARE                               94-3128324
    --------------------------------          -------------------------------
      (State or other jurisdiction of               (I.R.S. employer
     incorporation or organization)               identification number)

  2584 JUNCTION AVENUE,  SAN JOSE, CA.                 95134-1902
  ------------------------------------        -------------------------------
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

There were 29,422,327 shares of the Company's Common Stock, par value $.0005, outstanding on August 7, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   POLYCOM, INC.

                                       INDEX

                                REPORT ON FORM 10-Q
                        FOR THE QUARTER ENDED JUNE 30, 1998


                                                                        Page
                                                                       Number
                                                                       ------

PART I         FINANCIAL INFORMATION

     Item 1    Financial Statements:

               Condensed Consolidated Balance Sheets as of June 30,
               1998 and December 31, 1997. . . . . . . . . . . . . . . . .3

               Condensed Consolidated Statements of Operations for
               the Three and Six Month Periods Ended June 30, 1998
               and June 30, 1997 . . . . . . . . . . . . . . . . . . . . .4

               Condensed Consolidated Statements of Cash Flows for
               the Six Month Periods Ended June 30, 1998 and June 30,
               1997. . . . . . . . . . . . . . . . . . . . . . . . . . . .5

               Notes to Condensed Consolidated Financial Statements. . . .6

     Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . 11

PART II        OTHER INFORMATION

               Item 1 - Legal Proceedings  . . . . . . . . . . . . . . . 22
               Item 2 - Changes in Securities  . . . . . . . . . . . . . 22
               Item 3 - Defaults Upon Senior Securities  . . . . . . . . 23
               Item 4 - Submission of Matters to a Vote of Security
                        Holders  . . . . . . . . . . . . . . . . . . . . 23
               Item 5 - Other Information  . . . . . . . . . . . . . . . 24
               Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . 24

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

PART 1                          FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                    POLYCOM, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)


                                                              June 30,        December 31,
                                                                1998              1997
                                                             -----------     --------------
                                                            (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                    $13,631             $12,486
  Short-term investments                                         5,983               5,184
  Accounts receivable, net of allowance for doubtful
     accounts of $438 at June 30, 1998 and
     December 31, 1997                                          16,017               8,135
  Inventories                                                   15,530               9,915
  Other current assets                                           2,541               2,930
                                                              ----------          ----------
    Total current assets                                        53,702              38,650
Fixed assets, net                                                5,681               4,528
Other assets                                                       652                 351
                                                              ----------          ----------
    Total assets                                               $60,035             $43,529
                                                              ----------          ----------
                                                              ----------          ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $14,030             $11,552
  Accrued and other current liabilities                          7,864               5,694
                                                              ----------          ----------
    Total current liabilities                                   21,894              17,246
                                                              ----------          ----------
Stockholders' equity:
  Common stock                                                      17                  17
  Additional paid-in capital                                    60,986              52,602
  Notes receivable from stockholders                               ---                 (24)
  Accumulated deficit                                          (22,862)            (26,312)
                                                              ----------          ----------
    Total stockholders' equity                                  38,141              26,283
                                                              ----------          ----------
      Total liabilities and stockholders' equity               $60,035             $43,529
                                                              ----------          ----------
                                                              ----------          ----------




The accompanying notes are an integral part of these financial statements.

                                    POLYCOM, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                 Three Months Ended            Six Months Ended
                                                              June 30,       June 30,       June 30,       June 30,
                                                                1998           1997           1998           1997
                                                            ------------   ------------   ------------   ------------

Net revenues                                                 $  26,040      $  11,500      $  44,071      $  22,010
Cost of net revenues                                            13,127          6,148         22,309         11,801
                                                            ------------   ------------   ------------   ------------
    Gross profit                                                12,913          5,352         21,762         10,209
                                                            ------------   ------------   ------------   ------------

Operating expenses:

  Sales and marketing                                            5,116          2,967          9,141          5,847
  Research and development                                       3,387          3,292          6,925          6,405
  General and administrative                                     1,360          1,019          2,402          1,813
  Acquisition expenses                                             ---            340            185            340
                                                            ------------   ------------   ------------   ------------
    Total operating expenses                                     9,863          7,618         18,653         14,405
                                                            ------------   ------------   ------------   ------------

Operating income/(loss)                                          3,050         (2,266)         3,109         (4,196)

Interest income, net                                               261            297            502            590
Other income/(expense), net                                         (5)             0             (3)            16
                                                            ------------   ------------   ------------   ------------
    Income/(loss) before taxes                                   3,306         (1,969)         3,608         (3,590)

Provision for income taxes                                         151             47            158             83
                                                            ------------   ------------   ------------   ------------

Net income/(loss)                                            $   3,155      $  (2,016)     $   3,450      $  (3,673)
                                                            ------------   ------------   ------------   ------------
                                                            ------------   ------------   ------------   ------------

Basic net income/(loss) per share                            $    0.12      $   (0.10)     $    0.13      $   (0.18)
                                                            ------------   ------------   ------------   ------------
                                                            ------------   ------------   ------------   ------------

Dilutive net income/(loss) per share                         $    0.10      $   (0.10)     $    0.11      $   (0.18)
                                                            ------------   ------------   ------------   ------------
                                                            ------------   ------------   ------------   ------------

Weighted average shares outstanding for basic EPS               27,402         20,034         26,810         19,912
                                                            ------------   ------------   ------------   ------------
                                                            ------------   ------------   ------------   ------------
Weighted average shares outstanding for dilutive EPS            33,181         20,034         31,763         19,912
                                                            ------------   ------------   ------------   ------------
                                                            ------------   ------------   ------------   ------------




The accompanying notes are an integral part of these financial statements.

                                    POLYCOM, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (IN THOUSANDS)


                                                                       Six Months Ended
                                                                   June 30,       June 30,
                                                                     1998           1997
                                                                  ----------     ----------

Cash flows from operating activities:
Net income/(loss)                                                  $  3,450       $ (3,673)
 Adjustments to reconcile net income/(loss) to net cash
     provided by operating activities:
  Depreciation and amortization                                       1,434            902
  Provision for excess and obsolete inventories                         595            412
  Value of stock options to outside consultants                          58            ---
 Changes in assets & liabilities:
   Accounts receivable                                               (7,882)         1,666
   Inventories                                                       (6,210)        (1,151)
   Prepaid expenses and other current assets                            389           (873)
   Deposits and other assets                                           (301)           ---
   Accounts payable                                                   2,478          1,894
   Accrued and other liabilities                                      2,795             (2)
                                                                   ----------     ----------
Net cash used in operating activities                                (3,194)          (825)
                                                                   ----------     ----------
Cash flows from investing activities:
   Acquisition of fixed assets                                       (2,587)        (1,467)
   Proceeds from sale and maturity of short term investments          4,035          7,353
   Purchases of short term investments                               (4,834)        (2,255)
                                                                   ----------     ----------
Net cash provided by/(used in) investing activities                  (3,386)         3,631
                                                                   ----------     ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of repurchases         8,326          7,797
   Repayment of stockholder notes receivable, net                        24            ---
   Proceeds from line of credit borrowings                            3,451            260
   Repayment of line of credit borrowings                            (4,076)           (50)
                                                                   ----------     ----------
Net cash provided by financing activities                             7,725          8,007
                                                                   ----------     ----------
Net increase in cash and cash equivalents                             1,145         10,813
Cash and cash equivalents, beginning of year                         12,486         11,253
                                                                   ----------     ----------
Cash and cash equivalents, end of period                           $ 13,631       $ 22,066
                                                                   ----------     ----------
                                                                   ----------     ----------


The accompanying notes are an integral part of these financial statements.

                                   POLYCOM, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
1.   BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 1998, the condensed consolidated statements of operations for the three and six month periods ending June 30, 1998 and 1997 and condensed consolidated statements of cash flows for the six month periods ending June 30, 1998 and 1997 have been prepared by the Company without audit. The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

The preparation of financial statements in conformity with United States' generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made.

The Company uses a 52-53 week fiscal year. As a result, a fiscal year may not end as of the same day as the calendar period. However, for convenience of presentation, the accompanying consolidated financial statements have been shown as ending on June 30, and December 31 of each applicable period. Due to timing, 1998 is a 53 week fiscal year. Consequently, the first quarter of 1998 had 14 weeks rather than the usual 13 weeks.

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

This Report on Form 10-Q contains forward looking statements that involve risks and uncertainties, including possible fluctuations in quarterly results; the market acceptance of ShowStation IP and the risks associated with this emerging market; the market acceptance of ViewStation; the impact of competitive products and pricing; the profitability of the videoconferencing and dataconferencing product lines; the successfulness of new audio and video products; the schedule of and costs associated with the manufacturing production ramp of the ShowStation IP product; uncertainties relating to the integration of operations of ViaVideo Communications, Inc.; effects of the acquisition on existing business partnerships; the impact of the legal proceedings involving VTEL and Datapoint and the other risks detailed from time to time in the Company's SEC reports, including the Form 10-K dated March 13, 1998.

2.   INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out ("FIFO") method. Inventories consisted of the following (in thousands):




                                              June 30,       Dec 31,
                                                  1998          1997
                                                  ----          ----
                    Raw Materials              $ 1,065       $ 2,526
                    Finished Goods              14,465         7,389
                                              $ 15,530       $ 9,915
                                              --------       -------
                                              --------       -------

3.   BANK LINE OF CREDIT

The Company has a $5.0 million bank revolving line of credit under an agreement with Silicon Valley Bank. Borrowings under the line are unsecured and bear interest at the bank's prime rate (8.5% at June 30, 1998). The agreement allows for an additional facility of $5.0 million upon request of Polycom and payment of associated fees. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, equity distributions, financial guarantees, business combinations and other related items. The line expires in October 1999. There were no borrowings under the line at June 30, 1998.

4.   PER SHARE INFORMATION

The Company prepares earnings/(loss) per share information using the guidelines of the Statement of Financial Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires net income/(loss) per share to be presented under two calculations, Basic EPS and Diluted EPS. Basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted net income/(loss) per share is computed using common and dilutive common equivalent shares outstanding during the periods represented. Common equivalent shares, including shares issued under the Stock Option Plan which are subject to repurchase, shares offered through the Company's Stock Option Plan and warrants, are included in the computation of diluted net income per share as their effect is dilutive for the three months and six months ended June 30, 1998. Common equivalent shares are not included in the computation of fully diluted net loss per share as their effect is antidilutive for the three months and six months ended June 30, 1997.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands except per share amounts).


                                                                           Three Months Ended                   Six Months Ended
                                                                                 June  30,                           June  30,
                                                                            1998            1997                 1998        1997
                                                                         --------------------------           ----------------------
 Numerator - basic and diluted EPS
    Net income/(loss)                                                      $3,155          $(2,016)             $3,450      $(3,673)
                                                                         --------------------------           ----------------------
 Denominator - Basic EPS
    Common stock outstanding                                               27,402           20,034              26,810       19,912
                                                                         --------------------------           ----------------------
 Total Shares used in calculation of Basic EPS                             27,402           20,034              26,810       19,912
                                                                         --------------------------           ----------------------
 Basic net income/(loss) per share                                          $0.12           $(0.10)              $0.13       $(0.18)
                                                                         --------------------------           ----------------------
                                                                         --------------------------           ----------------------

 Denominator - Diluted EPS
    Denominator - Basic EPS                                                27,402           20,034              26,810       19,912
    Effect of Dilutive Securities:
      Common stock options                                                  3,055              ---               2,671          ---
      Stock subject to repurchase                                           1,746              ---               1,745          ---
      Warrants                                                                978              ---                 537          ---
                                                                         --------------------------           ----------------------
 Total Shares used in calculation of Diluted EPS                           33,181           20,034              31,763       19,912
                                                                         --------------------------           ----------------------
 Diluted net income/(loss) per share                                        $0.10           $(0.10)              $0.11       $(0.18)
                                                                         --------------------------           ----------------------
                                                                         --------------------------           ----------------------


Stock options to purchase 1,327,362 shares of common stock, 2,156,264 shares of common stock subject to repurchase and warrants to purchase 2,000,000 shares of common stock were outstanding at June 30, 1997 but were not included in the computation of diluted net income (loss) per share as their effect was antidilutive.

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

In June 1997, the Company entered into a second joint marketing and development agreement (The Second Agreement) with 3M. Under this agreement, 3M provided $2.5 million in funding to Polycom for certain deliverables related to the development of videoconferencing products and may also provide shared technology resources for the development of future products. Polycom granted 3M exclusive private-label rights in certain distribution channels to the products developed under this agreement. In the three months ended March 31, 1998 and the three months ended June 30, 1998, the Company received, and recognized as revenue, $1.5 million and $1.0 million, respectively, under this agreement, using the percentage of completion methodology.

6.   ACQUISITION OF VIAVIDEO COMMUNICATIONS, INC.

On January 2, 1998, the Company completed the acquisition of ViaVideo Communications, Inc., ("ViaVideo")' whereby a wholly owned subsidiary of Polycom, Inc. was merged with and into ViaVideo. ViaVideo was a development stage company that designs and develops high quality, low cost, easy to use, group videoconferencing systems that utilize advanced video and audio compression technologies along with Internet/Web-based features. Approximately
8.7 million shares of Polycom common stock were exchanged for all of the issued and outstanding capital stock of ViaVideo. In addition, outstanding stock options to purchase ViaVideo common stock were converted into options to purchase approximately 1.1 million shares of Polycom common stock. The transaction was treated as a pooling of interests for financial reporting purposes and, consequently, all prior period figures have been restated as if the combined entity existed for all periods presented. All intercompany transactions between the two companies have been eliminated in consolidation. Polycom and ViaVideo Communications had the same fiscal year ends of December 31 and activity from the start of the current fiscal period to the merger date was not material. Further, there were no adjustments required to conform accounting policies between the two companies.

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

8.   LITIGATION

On September 3, 1997, VTEL Corporation ("VTEL") filed a lawsuit in the U. S. District Court in Travis County, Texas against ViaVideo, a subsidiary of Polycom, and its founders (who were formerly employed by VTEL). On May 27, 1998 VTEL amended its suit to add Polycom as a defendant. In the lawsuit, VTEL alleges breach of contract, breach of confidential relationship, disclosure of proprietary information, and related allegations. ViaVideo and Polycom have
answered the suit, denying in their entirety VTEL's allegations.   If ViaVideo
or Polycom were found to have infringed upon the proprietary rights of VTEL or any other third party, the companies could be required to pay damages, cease sales of the infringing products, discontinue such products or such other injunctive relief a court may determine, any of which could have a material adverse effect on Polycom's business, financial condition or results of operations. On April 22, 1998, Polycom filed a declaratory relief action against VTEL in the Superior Court of Santa Clara County, California seeking a declaration that Polycom has not infringed on any proprietary rights of VTEL. VTEL has filed a response to Polycom's complaint asking that the complaint be dismissed or stayed in favor of the Texas suit.

On October 2, 1997, Datapoint Corporation filed a complaint against Intel Corporation for infringement of two U.S. patents related to videoconferencing network technology in the U.S. District Court in Dallas, Texas. On November 25, 1997, the complaint was amended to include several additional defendants, and Datapoint also filed a motion for certification of the action as a class action. No ruling occurred relative to the motion for class action certification. Although neither Polycom nor its subsidiary ViaVideo had been served as a defendant in any Datapoint complaints, both Polycom and ViaVideo were named as putative class members in the Datapoint motion for class action certification along with over 500 other companies. This case has subsequently been dismissed by stipulation and an order entered by the court to that effect.

The Company will vigorously defend against these claims. While litigation is inherently uncertain, Polycom believes that the ultimate resolution of this matter beyond that provided in its balance sheet as of June 30, 1998, will not have a material adverse effect on the Company's financial position.

9.   PREFERRED SHARE PURCHASE RIGHTS PLAN

On July 15, 1998, pursuant to a Preferred Shares Rights Agreement between Polycom, Inc. and BankBoston N.A., as Rights Agent, the Company's Board of Directors declared a dividend of one right to purchase one one-thousandth of a share of the Company's Series A Preferred Stock for each outstanding share of Common Stock, par value of $0.0005 per share, of the Company. The dividend is payable on July 31, 1998 to stockholders of record as of the close of business on that day. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred at an exercise price of $90.00, subject to adjustment. The Rights become exercisable (the "Distribution Date") upon the earlier of: (i) fifteen days following the first date a public announcement by the Company or an Acquiring Person that an Acquiring Person has become such (the "Shares Acquisition Date") and (ii) fifteen days (or such later date as may be determined by the Board of Directors) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in a person or group becoming an Acquiring Person. A person or group of affiliated or associated persons that beneficially owns, or has the right to acquire beneficial ownership of, 20% or more of the outstanding Common Shares is referred to as an "Acquiring Person." The Rights will expire on the earliest of
(i) July 15, 2008 (the "Final Expiration Date") or (ii) redemption or exchange of the Rights as described below.

Unless the Rights are earlier redeemed, in the event that a person becomes an Acquiring Person (a "Triggering Event"), each holder of a Right which has not theretofore been exercised (other than Rights beneficially owned by the Acquiring Person or any affiliate of the Acquiring Person, which will thereafter be void) will thereafter have the right to receive, upon exercise, Common Shares having a value equal to two times the Purchase Price. The Company may instead substitute cash, assets or other securities for the Common Shares for which the Rights would have been exercisable.

Similarly, unless the Rights are earlier redeemed, in the event that, after a Triggering Event, (i) the Company is acquired in a merger or other business combination transaction, or (ii) 50% or more of the Company's assets or earning power are sold (other than in transactions in the ordinary course of business), proper provision must be made so that each holder of a Right which has not theretofore been exercised (other than Rights beneficially owned by the Acquiring Person or any affiliate of the Acquiring Person, which will thereafter be void) will thereafter have the right to receive, upon exercise, shares of common stock of the acquiring company having a value equal to two times the Purchase Price.

At any time after a Triggering Event and prior to the acquisition by any person or entity of beneficial ownership of 50% or more of the Company's outstanding Common Shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by the Acquiring Person), in whole or in part, at an exchange ratio of one Common Share per Right.

At any time on or prior to the close of business on the earlier of (i) the Shares Acquisition Date and (ii) the Final Expiration Date of the Rights, the Company may redeem the Rights in whole, but not in part, at a price of $0.005 per Right.

10.  COMPREHENSIVE INCOME

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

11.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company for the year ended 1998 and the Company is currently determining the impact of adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER SECTIONS OF THIS DOCUMENT CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS, AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "TARGETS" AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT, IF NOT IMPOSSIBLE, TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDING POTENTIAL FLUCTUATIONS IN RESULTS AND FUTURE GROWTH RATES, IF AT ALL; THE SUCCESSFUL LAUNCH OF NEW PRODUCTS AND MANUFACTURING RAMP OF THE VIEWSTATION, SHOWSTATION IP AND OTHER NEW PRODUCTS; THE MARKET ACCEPTANCE OF VIEWSTATION, SHOWSTATION IP AND OTHER NEW PRODUCTS; THE SUCCESS OF 3M IN ESTABLISHING AND MAINTAINING CHANNELS FOR THE VIEWSTATION 128, VIEWSTATION 512 AND SHOWSTATION IP PRODUCTS; THE PROFITABILITY OR EVEN POSITIVE GROSS MARGIN OF THE DATACONFERENCING PRODUCT LINE; DEPENDENCE ON NEW PRODUCTS; TECHNOLOGICAL CHANGE; UNCERTAINTIES RELATING TO THE INTEGRATION OF OPERATIONS OF VIAVIDEO COMMUNICATIONS, INC.; EFFECTS OF THE ACQUISITION ON EXISTING BUSINESS PARTNERSHIPS; DEPENDENCE ON THIRD PARTY DISTRIBUTORS; RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS; DEPENDENCE ON RESEARCH AND DEVELOPMENT; EXISTING AND NEW COMPETITION; DEPENDENCE ON THIRD PARTY MANUFACTURERS; DEPENDENCE ON INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS; DEPENDENCE ON THIRD-PARTY LICENSES; DEPENDENCE ON PERSONNEL; THE IMPACT OF LEGAL PROCEEDINGS INVOLVING VTEL AND DATAPOINT AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, INCLUDING THE COMPANY'S CURRENT REPORT ON FORMS 8-K FILED WITH THE COMMISSION JANUARY 16, 1998 AND JULY 22, 1998, AND ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 UNDER "OTHER FACTORS AFFECTING FUTURE OPERATIONS" ON PAGES 25 THROUGH 28 AND ELSEWHERE IN THE FORM 10-K. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, INVESTORS SHOULD CAREFULLY REVIEW THE RISK FACTORS AND OTHER INFORMATION SET FORTH IN THE REPORTS AND OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE COMMISSION.

OVERVIEW

     Polycom was incorporated in December 1990 to develop, manufacture and market audioconferencing, dataconferencing and videoconferencing products that facilitate meetings at a distance. Polycom was engaged principally in research and development from inception through September 1992, when it began volume shipments of its first audioconferencing product, SoundStation. As of June 30, 1998, Polycom's audioconferencing product line consisted principally of the SoundStation, SoundStation EX, SoundStation Premier, SoundStation Premier EX and SoundPoint. Polycom began shipping its first dataconferencing product, ShowStation, in November 1995. In March 1998, Polycom began shipments of its next generation ShowStation, the ShowStation IP. On January 2, 1998, the Company completed the acquisition of ViaVideo Communications, Inc., ("ViaVideo"), a development stage company that designs and develops high quality, low cost, easy to use, group videoconferencing systems that utilize advanced video and audio compression technologies along with Internet/Web-based features. Polycom's ViewStation products (ViewStation 128kbps version and ViewStation 512kbps version) are the first product offerings resulting from this merger. The Company commenced first customer shipments of the ViewStation 128 in February 1998 and the ViewStation 512 in April 1998.

     Polycom markets its products domestically and internationally through a network of value-added resellers ("VARS"), original equipment manufacturers ("OEMS"), and retailers and also sells its audioconferencing products through its direct sales force. Through June 30, 1998, Polycom has derived a majority of its net revenues from sales of its SoundStation products. Polycom anticipates that sales of its SoundStation product line will continue to account for over half of the Company's net revenues at least through the year ending December 31, 1998. Any factor adversely affecting the demand or supply for the SoundStation product line could materially adversely affect Polycom's business, financial condition, cash flows or results of operations.

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

     In March 1997, Polycom entered into a joint marketing and development agreement (the "FIRST AGREEMENT") with 3M. Under the agreement, 3M provided
$3.0 million in funding to Polycom for certain deliverables related to the development of the next generation dataconferencing product and may also provide shared technology resources for the development of future products. Through December 31, 1997, Polycom recorded the $3.0 million as revenue, $1.0 million in each of the first three quarters of 1997, based on delivery of the items specified in the contract. The amounts were recognized as revenue using the percentage of completion methodology. Additionally, Polycom granted 3M exclusive private-label rights in certain distribution channels to the products developed under this agreement subject to certain minimum volumes. Further, 3M received warrants to purchase up to 2,000,000 shares of Polycom's common stock at an exercise price of $7.50 per share. The warrants expire in March 1999. At the time of grant, the warrants were valued using the Black-Scholes model and were determined to have a value of $40,000. 3M also has certain rights of first offer under its stock warrant agreement with Polycom which will give 3M the right, for a period of 45 days after the Effective Time, to purchase additional shares of Polycom Common Stock at a purchase price of $7.50 per share. In February 1998, 3M exercised this option and purchased approximately one million shares of Polycom common stock for a consideration of approximately $7.6 million. As a result of the purchase, 3M owns approximately 3.5% of outstanding Polycom common stock.

     In June 1997, the Company entered into a second joint marketing and development agreement (The "SECOND AGREEMENT") with 3M. Under this agreement, 3M provided $2.5 million in funding to Polycom for certain deliverables related to the development of videoconferencing products and may also provide shared technology resources for the development of future products. Polycom will grant 3M exclusive private-label rights in certain distribution channels to the products developed under this agreement. In the three months ended March 31, 1998 and the three months ended June 30, 1998, the Company received, and recognized as revenue, $1.5 million and $1.0 million, respectively, under this agreement, using the percentage of completion methodology.

     On July 21, 1998, the Company announced that Robert C. Hagerty, previously Polycom's president and COO, was appointed the role of president and CEO. Brian
L. Hinman, formerly chairman and CEO, will continue as chairman with a focus on Polycom's long range strategy and will be employed by Polycom on a part-time basis.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net revenues, condensed consolidated statements of operations data for the periods indicated.


                                                 Three Months Ended      Three Months Ended
                                               June 30,    June 30,    June 30,    June 30,
                                                 1998        1997        1998        1997
                                              ----------  ----------  ----------  ----------
Net revenues                                       100%        100%        100%        100%
Cost of net revenues                                50%         53%         51%         54%
                                              ----------  ----------  ----------  ----------
    Gross profit                                    50%         47%         49%         46%
                                              ----------  ----------  ----------  ----------
Operating expenses:
  Sales and marketing                               20%         26%         21%         26%
  Research and development                          13%         29%         16%         29%
  General and administrative                         5%          9%          5%          8%
  Acquisition expenses                               0%          3%          0%          2%
                                              ----------  ----------  ----------  ----------
    Total operating expenses                        38%         67%         42%         65%
                                              ----------  ----------  ----------  ----------
Operating income/(loss)                             12%        (20%)         7%        (19%)

Interest income, net                                 1%          3%          1%          3%
Other income/(expense), net                          0%          0%          0%          0%
                                              ----------  ----------  ----------  ----------
    Income/(loss) before taxes                      13%        (17%)         8%        (16%)

Provision for Income  Taxes                          1%          1%          0%          1%
                                              ----------  ----------  ----------  ----------
Net income/(loss)                                   12%        (18%)         8%        (17%)
                                              ----------  ----------  ----------  ----------
                                              ----------  ----------  ----------  ----------

NET REVENUES

     Total net revenues were $26.0 million in the second quarter of 1998 compared to $11.5 million in the second quarter of 1997, an increase of 126%. The increase was due, in large part, to the revenues generated from the sales of the ViewStation 128 product, which began shipping in February 1998, to sales of the ViewStation 512, which began shipping in April of 1998, and, to lesser extent, increases in the SoundStation, SoundStation Premier and ShowStation IP product lines. The ViewStation product sales were made primarily to resellers with sell-through to end-users expected over the next several months, although there can be no assurances that this will happen. Further, Polycom recorded $1.0 million in revenue associated with the deliverables under the Second 3M agreement compared to $1.0 million in the first quarter of 1997 associated with the deliverables under the First 3M agreement.

     For the first six months of 1998, total net revenues were $44.1 million, an
increase of $22.1 million or 100%, compared to the same period in 1997.   The
increase was due mainly to the revenues generated from the sales of the ViewStation 128 and ViewStation 512, which began shipping in 1998. In addition, sales volume increases in the SoundStation and SoundStation Premier product lines over the same period last year contributed to the revenue increase. Further, Polycom recorded $2.5 million in revenue in the first six months of 1998 associated with the deliverables under the Second 3M agreement compared to $2.0 million in the same period of 1997 associated with the deliverables under the First 3M agreement.

     During the first six months of 1998 and 1997, the Company derived a majority of its net revenues from sales of its SoundStation product family. In the three months ended June 30, 1998 Lucent Technologies accounted for 14% of the Company's net revenues. For the six months of 1998, Lucent Technologies accounted for 11% of the Company's net revenues. No other customer or reseller accounted for more than 10% of the Company's net revenues in the three months and six months ended June 30, 1998. No customer or reseller accounted for more than 10% of the Company's net revenues during the same periods for 1997.

     International net revenues for the second quarter of 1998 accounted for 22% of total net revenues for the Company, down from 24% in the second quarter of 1997. International net revenues for the first six months of 1998 accounted for 22% of total net revenues for the Company, no change from the same period of 1997. The decrease in international revenue as a percentage of total net revenues for the second quarter was due to the introduction of the ViewStation products which were initially sold in North America and to overall weakness in the Asian economy. The Company anticipates that international sales will continue to account for a significant portion of total net revenues for the foreseeable future. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. The Company depends on third party resellers for a substantial portion of its international sales. Certain of these third party resellers also act as resellers for competitors of the Company that can devote greater effort and resources to marketing competitive products. The loss of certain of these third party resellers could have a material adverse effect on the Company's business and results of operations. Additionally, international net revenues may fluctuate in the future as the Company introduces new products, since the Company expects to initially introduce such products in North America and also because of the additional time required for product homologation and regulatory approvals of new products in international markets. Further, the ongoing economic problems in the Asian market could adversely offset the Company's profitability if such economic problems continue. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the third quarter of each calendar year as many customers reduce their business activities during the summer months. These seasonal factors may have an adverse effect on the Company's business, results of operations and financial condition. To the extent the Company is unable to expand international sales in a timely and cost-effective manner, the Company's business, financial condition or results of operations could be materially adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. To date, a substantial majority of the Company's international sales has been denominated in U.S. currency; however, the Company expects that in the future more international sales may be denominated in local currencies and, therefore, subject to currency fluctuation risks.

COST OF NET REVENUES

     Cost of net revenues consists primarily of the Company's manufacturing organization, contract manufacturers, tooling depreciation, warranty expense and an allocation of overhead expenses. The cost of net revenues represented 50% and 53% of net revenues for the second quarters of 1998 and 1997, respectively. The decrease in the cost of net revenues percentage is due to lower product costs associated with the SoundStation product line and overall favorable manufacturing variances due to the new ViewStation product family, offset slightly by unfavorable product costs and manufacturing variances associated with the ShowStation IP product.

     For the first six months of 1998 the cost of net revenues percentage was 51%, compared to 54% for the same period in 1997. The decrease was again due to lower SoundStation product costs and favorable variances due to the new ViewStation product family. Additionally, the cost of net revenues percentage was lower due to higher revenue from the 3M agreements which has low associated costs.

     The Company has lowered product prices in the past which was driven by the Company's desire to expand the market for its products, and the Company may further reduce prices or introduce new products that carry higher costs relative to price in order to further expand the market or to respond to competitive pricing pressures, although there can be no assurance that such actions by the Company will expand the market for its products or be sufficient to meet competitive pricing pressures. In the future, the cost of net revenues percentage may be affected by price competition and changes in unit volume shipments, product costs and warranty expenses. The cost of net revenues percentage may also be impacted by the mix of distribution channels used by the Company, the mix of products sold and the mix of international versus North American revenues. The Company typically realizes lower cost of net revenue percentages on direct sales than on sales through indirect channels. If sales through resellers, especially OEMs, increase as a percentage of total revenues, the Company's cost of net revenues percentage will be adversely impacted.

     As discussed earlier, the Company began shipping the ShowStation IP product in late March 1998. To date, the Company has not achieved the target level of volume production from the contract manufacturer for this product. The failure to meet volume production expectations has negatively affected this product's cost of net revenues percentage and, consequently, its profitability. Although the Company is currently addressing these delays with the contract manufacturer, further production problems could continue to negatively impact the cost of net revenues percentage. If this happens, the Company's profitability could be materially adversely affected.

     In late 1997 and early 1998, the Company began using its contract manufacturer in Thailand as its main source of refurbishing SoundStation and ViewStation service inventory. Through the end of June 1998, the transition had not been completed, thereby, increasing the cost of this function. It is expected that improvements will be realized later in the year; however, there can be no assurances that this will occur. If the transition is not completed during this time period or if, when complete, the transition does not produce the desired results, the Company's cost of net revenues percentage could increase.

SALES AND MARKETING EXPENSES

                                       THREE MONTHS ENDED                         SIX MONTHS ENDED
                                      ------------------                         ----------------
                            JUNE 30,        JUNE 30,      INCREASE/    JUNE 30,      JUNE 30,     INCREASE/
$ IN THOUSANDS                  1998            1997     (DECREASE)        1998          1997    (DECREASE)
--------------                  ----            ----     ----------        ----          ----    ----------
Expenses                      $5,116          $2,967         72 %        $9,141        $5,847        56 %

% of Net Revenues              20 %            26 %          (6 %)        21 %          26 %         (5 %)

     Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses, an allocation of overhead expenses and customer service and support costs. The expense increase in the second quarter of 1998 over the second quarter of 1997 and for the six months ended June 30, 1998 compared to the same period of 1997 was primarily related to increased investment in the videoconferencing sales effort. As mentioned previously, the Company only began selling the ViewStation in 1998 and, consequently, had little sales and marketing expense in the comparable periods of 1997 associated with these products.

     The Company expects to continue to increase its sales and marketing expenses in absolute dollar amounts in an effort to expand North American and international markets, market new products and establish and expand distribution channels. In particular, due to the innovative nature of the ShowStation, ShowStation IP and ViewStation products, the Company believes it will be required to incur significant additional expenses for sales and marketing, especially advertising, to educate potential customers as to the desirability of ShowStation, ShowStation IP and ViewStation. In addition, the Company is currently evaluating a significant investment in the European market which will decentralize the marketing and sales effort for this region, thereby, increasing the absolute dollars spent in this area. Also, Polycom is currently expanding the service organization to provide expanded and improved support for its video and data products which will increase the Company's sales and marketing expenses. Further, the launch of a new Multipoint Conferencing Unit (MCU) product line, which assist connections to existing videoconferencing bridging services, will cause an increase in the Company's sales and marketing expenses.

RESEARCH AND DEVELOPMENT EXPENSES


                                       THREE MONTHS ENDED                         SIX MONTHS ENDED
                                      ------------------                         ----------------
                            JUNE 30,        JUNE 30,      INCREASE/    JUNE 30,      JUNE 30,     INCREASE/
$ IN THOUSANDS                  1998            1997     (DECREASE)        1998          1997    (DECREASE)
--------------                  ----            ----     ----------        ----          ----    ----------
Expenses                      $3,387          $3,292          3 %        $6,925        $6,405         8 %

% of Net Revenues               13 %            29 %        (16 %)         16 %          29 %       (13 %)

     Research and development expenses consist primarily of compensation costs, consulting fees, an allocation of overhead expense, supplies and depreciation. The expense increase for the second quarter of 1998 over the second quarter of 1997 and for the first six months of 1998 compared to the same period of 1997 were primarily attributable to development expenses for the ViewStation products and, to a lesser extent, to increases in the audioconferencing product line. These increases were offset somewhat by lower expenses associated with the dataconferencing line as the large investments in next generation ShowStation IP made in 1997 begin to normalize.

     The Company believes that technological leadership is critical to its success and is committed to continuing a high level of research and development. Consequently, the Company intends to increase its research and development expenses in absolute dollars in the future.

GENERAL AND ADMINISTRATIVE EXPENSES

                                       THREE MONTHS ENDED                         SIX MONTHS ENDED
                                      ------------------                         ----------------
                            JUNE 30,        JUNE 30,      INCREASE/    JUNE 30,      JUNE 30,     INCREASE/
$ IN THOUSANDS                  1998            1997     (DECREASE)        1998          1997    (DECREASE)
--------------                  ----            ----     ----------        ----          ----    ----------
Expenses                      $1,360          $1,019         33 %        $2,402        $1,813        32 %

% of Net Revenues                5 %             9 %        (4) %           5 %           8 %        (3 %)

     General and administrative expenses consist primarily of compensation costs, an allocation of overhead expense, and outside legal and accounting expenses. The increase in general and administrative expenses in absolute dollars for the three and six months ended June 30, 1998 versus the same periods of 1997 is primarily due to increased staffing and infrastructure to support the Company's growth.

     The Company believes that its general and administrative expenses will increase in absolute dollar amounts in the future primarily as a result of expansion of the Company's administrative staff and costs related to supporting a larger company, created by the completion of the acquisition of ViaVideo.

ACQUISITION EXPENSES

     For the six months ended June 30, 1998, the Company incurred expenses totaling $0.2 million related to the acquisition of ViaVideo Communications, Inc. For the three and six months ended June 30, 1997, the Company incurred $0.3 million of expenses related to the acquisition. A significant portion of these charges were for outside legal, accounting and consulting services. Management does not anticipate any further material ViaVideo Communications, Inc. acquisition related expenses throughout the remainder of this fiscal year; however, there can be no assurances that this will happen or that the future charges will not be material.

INTEREST INCOME, NET AND OTHER EXPENSES, NET

     Interest income, net consists of interest earned on the Company's cash equivalents and short-term investments net of any interest expense. For the second quarter of 1998, interest income, net was $0.3 million, a decrease of 12% from the second quarter of 1997. For the six months ended June 30, 1998, interest income, net was $0.5 million, a decrease of 15% from the comparable period of 1997. These decreases were due to lower levels of cash available for investment.

     The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The current quarter's profitable results generated minimal federal and state income taxes in the first quarter of 1998. Throughout the remainder of 1998 and beyond, to the extent the Company realizes profitable results, the Company will generate higher federal and state income tax expense, although there can be no assurance the Company will achieve profitable results. As of June 30, 1998, the Company had approximately $1.3 million in federal net operating loss carryforwards and $2.1 million in tax credit carryforwards. The future utilization of the Company's net operating loss carryforwards may be subject to certain limitations upon certain changes in ownership.

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

OTHER FACTORS AFFECTING FUTURE OPERATIONS

     Polycom's net revenues have grown primarily through increased market acceptance of its established SoundStation, SoundStation Premier and ViewStation product lines, other new product introductions and through the expansion of Polycom's North American and International distribution networks. While Polycom has experienced growth in net revenues in recent quarters, it does not believe that the historical growth rates in net revenues will be sustainable nor are they indicative of future operating results. For example, Polycom believes that the 37% price reduction in the North American list price of its SoundStation product line, effective December 1996 for resellers and January 1997 for end user customers, and the 30% price reduction for SoundStation products sold internationally effective April 1997, negatively impacted Polycom's net revenues and profitability in 1997. Polycom believes that profitability could continue to be negatively affected in the future as a result of several factors including low to negative gross margins for Polycom's ShowStation and ShowStation IP dataconferencing products, inventory value loss related to the ShowStation and SoundPoint inventories if it is determined that the units cannot be sold for at least carrying cost, the reduction in the list prices of the SoundStation product line and continuing competitive price pressure in the conferencing equipment market. Although price reductions have been driven by Polycom's desire to expand the market for its products, and Polycom expects that in the future it may further reduce prices or introduce new products that carry lower margins in order to further expand the market or to respond to competitive pricing pressures, there can be no assurance that such actions by Polycom will expand the market for its products or be sufficient to meet competitive pricing pressures. In addition, costs related to the merger with ViaVideo, and its integration into Polycom, expense growth related to the activities of the combined entities and costs related to the introduction of the new
ShowStation IP, ViewStation and SoundStation Satellite products could negatively impact future profitability. Also, the impacts of pending or future litigation against Polycom or ViaVideo, including the suit filed by VTEL against ViaVideo as mentioned in Polycom's Form 8-K filed on September 9, 1997 and the suit filed by Datapoint, as discussed in Polycom's Form 8-K filed on January 2, 1998, beyond that already provided in the Company's Balance Sheet as of June 30, 1998, are difficult to predict at this time. Further, Polycom's limited operating history and limited resources, among other factors, make the prediction of future operating results difficult if not impossible.

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

     Polycom's operating results have fluctuated in the past and may fluctuate in the future as a result of a number of factors, including market acceptance of the next generation of ShowStation products, the ViewStation, and other new product introductions and product enhancements by Polycom or its competitors, the prices of Polycom's or its competitors' products, the mix of products sold, the mix of products sold directly and through resellers, fluctuations in the level of international sales, the cost and availability of components, manufacturing costs, the level and cost of warranty claims, changes in Polycom's distribution network, the level of royalties to third parties and changes in general economic conditions. In addition, competitive pressure on pricing or demand levels in a given quarter could adversely affect Polycom's operating results for such period, and such price pressure over an extended period could materially adversely affect Polycom's long-term profitability. Polycom's ability to maintain or increase net revenues will depend upon its ability to increase unit sales volumes of its SoundStation, SoundStation Premier and SoundPoint families of products, the ShowStation line of products, the ViewStation product line, and any new products or product enhancements. There can be no assurance that Polycom will be able to increase unit sales volumes of existing products, introduce and sell new products or reduce its costs as a percentage of net revenues.

     Polycom typically ships products within a short time after receipt of an order, and historically has not had a significant backlog; however, backlog may fluctuate significantly from period to period. As a result, backlog at any point in time is not a good indicator of future net revenues and net revenues for any particular quarter cannot be predicted with any degree of accuracy. Accordingly, Polycom's expectations for both short- and long-term future net revenues are based almost exclusively on its own estimate of future demand and not on firm customer orders. In addition, Polycom has in the past received orders and shipped a substantial percentage of the total products sold during a particular quarter in the last few weeks of the quarter. In some cases, these orders have consisted of distributor stocking orders and Polycom has from time to time provided special incentives for distributors to purchase more than the minimum quantities required under their agreements with Polycom. Additionally, a majority of Polycom's net revenues are from sales to resellers who sell the products through to end users. If these resellers are unable to sell through their inventory of Polycom products in a given quarter, it could affect the volume of Polycom's sales to these resellers in future quarters. This is especially true for new product channel shipments, such as the ViewStation 512 shipments, in the second quarter of 1998. Therefore, Polycom has been uncertain, throughout most of each quarter, as to the level of revenues it will achieve in the quarter and the impact that distributor stocking orders will have on revenues and profitability in that quarter and subsequent quarters. In addition, because a substantial percentage of product sales occur at the end of the quarter, product mix and, therefore, profitability is difficult to predict. The Company also depends on third party resellers for a substantial portion of its revenue. Certain of these third party resellers also act as resellers for competitors of the Company that can devote greater effort and resources to marketing competitive products. The loss of certain of these third party resellers could have a material adverse effect on the Company's business and results of operations. Further, there can be no guarantee that Polycom's contract manufacturers will be able to meet product demand before a quarter ends. Polycom anticipates that this pattern of sales may continue in the future with the exception that the Company may reduce and ultimately eliminate the end of quarter incentives offered to distributors. If the Company chooses to eliminate or reduce stocking incentive programs, quarterly revenue may be materially adversely affected. Expense levels are based, in part, on these estimates and, since Polycom is limited in its ability to reduce expenses quickly if orders and net revenues do not meet expectations in a particular period, operating results would be adversely affected. In addition, a seasonal demand may develop for Polycom's products in the future. Due to all of the foregoing factors, it is likely that in some future quarter Polycom's operating results will be materially below the expectations of public market analysts and investors. In such event, the price of Polycom's Common Stock would likely be materially adversely affected.

     Polycom has a significant inventory of monochrome ShowStation products which it plans to sell in Latin America over the next several quarters. Additionally, Polycom has a significant inventory of SoundPoint PC products which it plans to reduce throughout the next several quarters. There can be no assurance that Polycom will be successful in the sale of these products. The failure to successfully sell such inventory would have a material adverse effect on Polycom's business, financial condition and results of operations.

     The markets for videoconferencing products are characterized by changing technology, evolving industry standards and frequent new product introductions. The success of Polycom's new ViewStation products is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of Polycom's competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with ISDN compatibility, reseller training, technical and sales support as well as field support are also factors affecting the Company's success in this market. Polycom is attempting to address the need to develop new products through its internal development efforts and joint developments with other companies. There can be no assurance that Polycom will successfully identify new videoconferencing product opportunities and develop and bring new videoconferencing products to market in a timely manner, or that videoconferencing products and technologies developed by others will not render Polycom's ViewStation products or technologies obsolete or noncompetitive. The failure of Polycom's new videoconferencing products development efforts would have a material adverse effect on Polycom's business, financial condition and results of operations.

     Polycom subcontracts the manufacture for its SoundStation, SoundStation Premier and ViewStation product families to International Manufacturing Services, Inc. ("IMS"), a global third party contract manufacturer. Polycom uses IMS's Thailand facilities and should there be any disruption in supply due to recent economic and political difficulties in Thailand and Asia, such disruption would have a material adverse effect on Polycom's business, financial condition and result of operations. In addition, operating in the international environment exposes Polycom to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences all of which could have a material adverse effect on Polycom's business, financial condition and result of operations.

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

     Polycom currently has agreements with certain videoconferencing equipment providers whereby these equipment suppliers resell Polycom's SoundPoint PC products along with their videoconferencing products. Polycom and these equipment suppliers are competitors in the teleconferencing market and, as such, there can be no assurance that they will enter into future agreements to resell or supply any of the Company's new or enhanced teleconferencing products. Further, certain current Polycom video products and other video products under development at Polycom are directly competitive with the products of these suppliers, and thus competition between Polycom and the other suppliers is likely to increase, resulting in a strain on the existing relationship between the companies. If this occurs, it could limit the contribution that these relationships could have on the financial results of operations of Polycom.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $19.6 million, an increase of $1.9 million from December 31, 1997. Additionally, on October 17, 1997, the Company re-established a $5.0 million revolving bank line of credit from Silicon Valley Bank which had previously expired on April 15, 1997. This line of credit allows for an additional facility of $5.0 million available upon request by the Company and contingent upon payment of associated fees.

     The Company used $3.2 million in cash from operating activities for the first six months of 1998 compared to a use of $0.8 million in cash from operating activities for the same period in 1997. The reduction in cash from operating activities was due primarily to an increase in trade accounts receivable and additional purchases of inventory. These cash uses were offset by an improved net income before non-cash expenses in the first six months of 1998 over the same period in 1997 as well as a larger increase in accrued liabilities and accounts payable.

     The total net change in cash and cash equivalents for the first six months of 1998 was an increase of $1.1 million. The primary source of cash was proceeds totaling $7.6 million from a stock purchase from 3M. The primary uses of cash during the first six months of 1998 were $3.2 million from operating activities, purchases of property, plant and equipment of $2.6 million and net payment of line of credit borrowings of $0.6 million. The use of cash from operating activities was the result of an increase in trade accounts receivable and an increase in inventories, offset by a positive net income before non-cash expenses and an increase in accounts payable and accrued liability balances.

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

     The Company believes that its available cash, cash equivalents and bank line of credit will be sufficient to meet the Company's operating expenses and capital requirements through at least December 31, 1998. Thereafter, it cannot be determined with any degree of certainty how successful the Company will be at growing the market for its products, if at all. If there is substantial growth and, as a result, the Company goes beyond current acceptable liquidity levels or if the financial results were to violate the financial covenants of the bank line of credit, Polycom may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive. The Company's future liquidity and cash requirements will depend on numerous factors, including introduction of new products and potential product family, business or technology acquisitions.

PART II     OTHER INFORMATION
Item 1.     LEGAL PROCEEDINGS

            On September 3, 1997, VTEL Corporation ("VTEL") filed a lawsuit in the U. S. District Court in Travis County, Texas against ViaVideo, a subsidiary of Polycom, and its founders (who were formerly employed by VTEL). On May 27, 1998 VTEL amended its suit to add Polycom as a defendant. In the lawsuit, VTEL alleges breach of contract, breach of confidential relationship, disclosure of proprietary information, and related allegations. ViaVideo and Polycom have answered the suit, denying in their entirety VTEL's
            allegations.   If ViaVideo or Polycom were found to have infringed
            upon the proprietary rights of VTEL or any other third party, the companies could be required to pay damages, cease sales of the infringing products, discontinue such products or such other injunctive relief a court may determine, any of which could have a material adverse effect on Polycom's business, financial condition or results of operations. On April 22, 1998, Polycom filed a declaratory relief action against VTEL in the Superior Court of Santa Clara County, California seeking a declaration that Polycom has not infringed on any proprietary rights of VTEL. VTEL has filed a response to Polycom's complaint asking that the complaint be dismissed or stayed in favor of the Texas suit.

            On October 2, 1997, Datapoint Corporation filed a complaint against Intel Corporation for infringement of two U.S. patents related to videoconferencing network technology in the U.S. District Court in Dallas, Texas. On November 25, 1997, the complaint was amended to include several additional defendants, and Datapoint also filed a motion for certification of the action as a class action. No ruling occurred relative to the motion for class action certification. Although neither Polycom nor its subsidiary ViaVideo had been served as a defendant in any Datapoint complaints, both Polycom and ViaVideo were named as putative class members in the Datapoint motion for class action certification along with over 500 other companies. This case has subsequently been dismissed by stipulation and an order entered by the court to that effect.

            The Company will vigorously defend against these claims. While litigation is inherently uncertain, Polycom believes that the ultimate resolution of this matter beyond that provided in its balance sheet as of June 30, 1998, will not have a material adverse effect on the Company's financial position.

Item 2.     CHANGES IN SECURITIES

            On July 15, 1998, pursuant to a Preferred Shares Rights Agreement between Polycom, Inc. and BankBoston N.A., as Rights Agent, the Company's Board of Directors declared a dividend of one right to purchase one one-thousandth of a share of the Company's Series A Preferred Stock for each outstanding share of Common Stock, par value of $0.0005 per share, of the Company. The dividend is payable on July 31, 1998 to stockholders of record as of the close of business on that day. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred at an exercise price of $90.00, subject to adjustment. The Rights become exercisable (the "Distribution Date") upon the earlier of: (i) fifteen days following the first date a public announcement by the Company or an Acquiring Person that an Acquiring Person has become such (the "Shares Acquisition Date") and (ii) fifteen days (or such later date as may be determined by the Board of Directors) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in a person or group becoming an Acquiring Person. A person or group of affiliated or associated persons that beneficially owns, or has the right to acquire beneficial ownership of, 20% or more of the outstanding Common Shares is referred to as an "Acquiring Person." The Rights will expire on the earliest of (i) July 15, 2008 (the "Final Expiration Date") or (ii) redemption or exchange of the Rights as described below.

            Unless the Rights are earlier redeemed, in the event that a person becomes an Acquiring Person (a "Triggering Event"), each holder of a Right which has not theretofore been exercised (other than Rights beneficially owned by the Acquiring Person or any affiliate of the Acquiring Person, which will thereafter be void) will thereafter have the right to receive, upon exercise, Common Shares having a value equal to two times the Purchase Price. The Company may instead substitute cash, assets or other securities for the Common Shares for which the Rights would have been exercisable.

            Similarly, unless the Rights are earlier redeemed, in the event that, after a Triggering Event, (i) the Company is acquired in a merger or other business combination transaction, or (ii) 50% or more of the Company's assets or earning power are sold (other than in transactions in the ordinary course of business), proper provision must be made so that each holder of a Right which has not theretofore been exercised (other than Rights beneficially owned by the Acquiring Person or any affiliate of the Acquiring Person, which will thereafter be void) will thereafter have the right to receive, upon exercise, shares of common stock of the acquiring company having a value equal to two times the Purchase Price.

            At any time after a Triggering Event and prior to the acquisition by any person or entity of beneficial ownership of 50% or more of the Company's outstanding Common Shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by the Acquiring Person), in whole or in part, at an exchange ratio of one Common Share per Right.

            At any time on or prior to the close of business on the earlier of
            (i) the Shares Acquisition Date and (ii) the Final Expiration Date of the Rights, the Company may redeem the Rights in whole, but not in part, at a price of $0.005 per Right.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            Not Applicable

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company distributed its Definitive Proxy Statement, Proxy and Annual Report to Stockholders on or about April 21, 1998 to each stockholder of record on April 3, 1998, for its Annual Meeting of Stockholders held May 21, 1998 (the "Annual Meeting"). At the Company's Annual Meeting, the Stockholders were asked to consider four proposals.

            The first proposal involved the election of directors. The existing Board of Directors selected six nominees, all of whom ran unopposed and all of whom were then serving as directors of the Company. The nominees of the Board, and the voting results with respect thereto, were:

                                        Votes     Votes     Votes      Broker
             Name                         For   Against  Abstaining  Non-Votes
             ----                         ---   -------  ----------  ---------
             Brian L. Hinman       21,606,878     9,875           0          0
             Robert C. Hagerty     21,601,995    14,758           0          0
             Bandel Carano         21,603,878    12,875           0          0
             Stanley J. Meresman   21,592,866    23,887           0          0
             John P. Morgridge     21,606,878     9,875           0          0
             James R. Swartz       21,606,866     9,887           0          0

          The second proposal concerned amendments and restatements of the Company's Amended and Restated Certificate of Incorporation establishing 5,000,000 authorized shares of Preferred Stock, par value $0.001 per share, and giving the Company's Board of Director's the authority to issue the Preferred Stock in one or more series and to fix rights, preferences, privileges and restrictions thereof. The results were:

               For:                           16,508,348
               Against:                        1,115,423
               Abstentions:                       58,392
               Broker Non-Votes:               3,934,590

          The third proposal was to consider and act upon an amendment to the Company's 1996 Stock Incentive Plan increasing the number of shares granted to non-employee Directors under the automatic option grant program. The results were:

               For:                           20,194,161
               Against:                        1,393,448
               Abstentions:                       29,144
               Broker Non-Votes:                       0

          The fourth and final proposal concerned the ratification of the Company's independent accountants (PricewaterhouseCoopers) for the fiscal year ending January 3, 1999. The following numbers are the votes cast:

               For:                           21,594,405
               Against:                            3,462
               Abstentions:                       18,886
               Broker Non-Votes:                       0

Item 5.   OTHER INFORMATION

          On July 21, 1998, the Company announced that Robert C. Hagerty, previously Polycom's president and COO, was appointed the role of president and CEO. Brian L. Hinman, formerly chairman and CEO, will continue as chairman with a focus on Polycom's long range strategy and will be employed by Polycom on a part-time basis.

          The Securities and Exchange Commission has recently amended Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As amended, Rule 14a-4(c)(1) provides that where a stockholder proponent chooses not to use the procedures set forth in Rule 14a-8 under the Exchange Act for placing such stockholder's proposal in a company's proxy materials, a proxy may confer discretionary authority to vote on a matter presented at an annual meeting of stockholders if the proponent fails to notify the company at least 45 days prior to the anniversary date of mailing of the prior year's proxy statement. A statement conferring such discretionary authority must be made in the proxy statement or proxy for such annual meeting. The proxy statement for the Company's 1998 Annual Meeting of Stockholders was mailed to stockholders on April 21, 1998. Accordingly, if a proponent does not notify the Company on or before March 7, 1999 of a proposal to be presented at the 1999 Annual Meeting of Stockholders, the Company may use its discretionary voting authority to vote on such proposal when and if presented at the 1999 Annual Meeting of Stockholders.

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

NUMBER                                  EXHIBIT
------    ----------------------------------------------------------------
 11.1     Statement of Computation of Earning (Loss) Per Share (contained in
          Note 4 of Notes to Condensed Consolidated Financial Statements)


 27        Financial Data Schedule

 27.1      Restated Financial Data Schedule for the fiscal years ended
           December 31, 1997 and December 31, 1996. These schedules are restated for SFAS 128 and the pooling of interest transaction with ViaVideo Communications, Inc.

 27.2      Restated Financial Data Schedule for the three months ended
           March 31, 1997, June 30, 1997 and September 30, 1997. These schedules are restated for SFAS 128 and the pooling of interest transaction with ViaVideo Communications, Inc.



    (b) Reports on Form 8-K:

          A report on Form 8-K was filed on July 22, 1998, regarding the Company's Board of Directors declaring a dividend of one right to purchase one one-thousandth share of the Company's Series A Preferred Stock for each outstanding share of Common Stock, par value of $0.0005 per share pursuant to a Preferred Shares Rights Agreement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 18, 1998            POLYCOM, INC.


                                    /s/ Michael R. Kourey
                                   ---------------------------
                                   Michael R. Kourey
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)