Form 10-Q
period 1998-10-04
POLYCOM INC
filed 1998-11-17
CIK 1010552

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange ---- Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED OCTOBER  4, 1998

                                         or

     Transition report pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934

                 For the transition period from ________to _______


                          COMMISSION FILE NUMBER  0-27130

                                   POLYCOM, INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)


                 DELAWARE                                   94-3128324     .
   ------------------------------------           ------------------------------
     (State or other jurisdiction of                     (I.R.S. employer
       incorporation or organization)                  identification number)

     2584 JUNCTION AVENUE,  SAN JOSE, CA.                   95134-1902     .
   -----------------------------------------      ------------------------------
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

There were 29,602,124 shares of the Company's Common Stock, par value $.0005, outstanding on November 2, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   POLYCOM, INC.

                                       INDEX

                                REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED SEPTEMBER 30, 1998



                                                                                       Page
                                                                                      Number
                                                                                      ------
PART I         FINANCIAL INFORMATION

     Item 1    Financial Statements:

               Condensed Consolidated Balance Sheets as of September 30, 1998 and
               December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .      3

               Condensed Consolidated Statements of Operations for the Three and Nine
               Month Periods Ended September 30, 1998 and September 30, 1997 . . . .      4

               Condensed Consolidated Statements of Cash Flows for the Nine
               Month Periods Ended September 30, 1998 and September 30, 1997 . . . .      5

               Notes to Condensed Consolidated Financial Statements. . . . . . . . .      6

     Item 2    Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . . . . . . .      11

PART II        OTHER INFORMATION

               Item 1 - Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .      23
               Item 2 - Changes in Securities. . . . . . . . . . . . . . . . . . . .      23
               Item 3 - Defaults Upon Senior Securities. . . . . . . . . . . . . . .      23
               Item 4 - Submission of Matters to a Vote of Security Holders. . . . .      23
               Item 5 - Other Information. . . . . . . . . . . . . . . . . . . . . .      23
               Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .      25

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26

PART 1                          FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                                          POLYCOM, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS)


                                                             September 30,         December 31,
                                                                 1998                  1997
                                                           ----------------       --------------
                                                              (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                $         12,979       $       12,486
  Short-term investments                                              7,035                5,184
  Accounts receivable, net of allowance for doubtful
     accounts of $838 at September 30, 1998 and $438
     at December 31, 1997                                            20,459                8,135
  Inventories                                                        14,694                9,915
  Other current assets                                                2,921                2,930
                                                           ----------------       --------------
    Total current assets                                             58,088               38,650
Fixed assets, net                                                     6,559                4,528
Other assets                                                            652                  351
                                                           ----------------       --------------
      Total assets                                         $         65,299       $       43,529
                                                           ----------------       --------------
                                                           ----------------       --------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $         13,226       $       11,552
  Accrued and other current liabilities                               8,418                5,694
                                                           ----------------       --------------
    Total current liabilities                                        21,644               17,246
                                                           ----------------       --------------
Stockholders' equity:
  Common stock                                                           17                   17
  Additional paid-in capital                                         61,733               52,602
  Notes receivable from stockholders                                   ---                   (24)
  Accumulated deficit                                               (18,095)             (26,312)
                                                           ----------------       --------------
    Total stockholders' equity                                       43,655               26,283
                                                           ----------------       --------------

      Total liabilities and stockholders' equity           $         65,299       $       43,529
                                                           ----------------       --------------
                                                           ----------------       --------------


The accompanying notes are an integral part of these financial statements.

                                  POLYCOM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      Three Months Ended                   Nine Months Ended
                                                                  Sept. 30,         Sept. 30,         Sept. 30,         Sept. 30,
                                                                     1998             1997               1998              1997
                                                                 ------------      -----------        ------------     -----------
Net revenues                                                     $     31,603      $    12,507        $     75,674     $     34,517
Cost of net revenues                                                   15,794            6,755              38,102           18,556
                                                                 ------------      -----------        ------------     -----------
    Gross profit                                                       15,809            5,752              37,572           15,961
                                                                 ------------      -----------        ------------     -----------

Operating expenses:
  Sales and marketing                                                   6,236            3,360              15,377            9,207
  Research and development                                              3,485            4,163              10,410           10,568
  General and administrative                                            1,363            1,301               3,765            3,114
  Acquisition expenses                                                   ---               133                 185              473
                                                                 ------------      -----------        ------------     -----------
    Total operating expenses                                           11,084            8,957              29,737           23,362
                                                                 ------------      -----------        ------------     -----------

Operating income/(loss)                                                 4,725           (3,205)              7,835           (7,401)

Interest income, net                                                      233              302                 735              893
Other income/(expense), net                                                10               (2)                  6               13
                                                                 ------------      -----------        ------------     -----------
    Income/(loss) before taxes                                          4,968           (2,905)              8,576           (6,495)
Provision for income taxes                                                201               28                 359              110
                                                                 ------------      -----------        ------------     -----------

Net income/(loss)                                                $      4,767      $    (2,933)     $        8,217     $     (6,605)
                                                                 ------------      -----------        ------------     -----------
                                                                 ------------      -----------        ------------     -----------

Basic net income/(loss) per share                                $       0.17      $     (0.14)     $         0.30     $      (0.33)
                                                                 ------------      -----------        ------------     -----------
                                                                 ------------      -----------        ------------     -----------
Dilutive net income/(loss) per share                             $       0.15      $     (0.14)     $         0.26     $      (0.33)
                                                                 ------------      -----------        ------------     -----------
                                                                 ------------      -----------        ------------     -----------

Weighted average shares outstanding for basic EPS                      27,962           20,256              27,194           20,027
                                                                 ------------      -----------        ------------     -----------
                                                                 ------------      -----------        ------------     -----------
Weighted average shares outstanding for dilutive EPS                   32,829           20,256              32,118           20,027
                                                                 ------------      -----------        ------------     -----------
                                                                 ------------      -----------        ------------     -----------





The accompanying notes are an integral part of these financial statements.

                                  POLYCOM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN THOUSANDS)

                                                           Nine Months Ended
                                                        Sept. 30,      Sept. 30,
                                                          1998           1997
                                                        ---------      ---------
Cash flows from operating activities:
Net income/(loss)                                       $   8,217      $  (6,605)
 Adjustments to reconcile net income/(loss) to net cash
   provided by operating activities:
 Depreciation and amortization                              2,373          1,411
 Provision for doubtful accounts                              400
 Provision for excess and obsolete inventories              2,115            643
 Value of stock options to outside consultants                 90             -
 Gain on the sale of fixed assets                              (6)            -
 Changes in assets & liabilities:
  Accounts receivable                                     (12,724)          (268)
  Inventories                                              (6,894)        (2,410)
  Prepaid expenses and other current assets                     9         (1,166)
  Deposits and other assets                                  (301)             8
  Accounts payable                                          1,674          3,758
  Accrued and other liabilities                             3,276            476
                                                        ---------      ---------
Net cash used in operating activities                      (1,771)        (4,153)
                                                        ---------      ---------
Cash flows from investing activities:

  Acquisition of fixed assets                              (4,352)        (2,383)
  Proceeds from sale of fixed assets                           27             -
  Proceeds from sale and maturity of short term
   investments                                              7,146         11,154
  Purchases of short term investments                      (8,997)        (2,805)
                                                        ---------      ---------
Net cash provided by/(used in) investing                   (6,176)         5,966
                                                        ---------      ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net of
   repurchases                                              9,041          7,830
  Repayment of stockholder notes receivable, net               24              7
  Proceeds from line of credit borrowings                   4,951            350
  Repayment of line of credit borrowings                   (5,576)            -
                                                        ---------      ---------
Net cash provided by financing activities                   8,440          8,187
                                                        ---------      ---------

Net increase in cash and cash equivalents                     493         10,000

Cash and cash equivalents, beginning of year               12,486         11,253
                                                        ---------      ---------

Cash and cash equivalents, end of period               $   12,979     $   21,253
                                                        ---------      ---------
                                                        ---------      ---------



The accompanying notes are an integral part of these financial statements.

                                   POLYCOM, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

1.   BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statements of operations for the three and nine month periods ending September 30, 1998 and 1997 and condensed consolidated statements of cash flows for the nine month periods ending September 30, 1998 and 1997 have been prepared by the Company without audit. The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

The preparation of financial statements in conformity with United States' generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made.

The Company uses a 52-53 week fiscal year. As a result, a fiscal year may not end as of the same day as the calendar period. However, for convenience of presentation, the accompanying consolidated financial statements have been shown as ending on September 30, and December 31 of each applicable period. Due to timing, 1998 is a 53 week fiscal year. Consequently, the first quarter of 1998 had 14 weeks rather than the usual 13 weeks.

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

This Report on Form 10-Q contains forward looking statements that involve risks and uncertainties, including possible fluctuations in quarterly results; the market acceptance of ShowStation IP, the ViewStation product line, WebStation and MeetingSite and the risks associated with these emerging markets; the impact of competitive products and pricing; the profitability of the videoconferencing, dataconferencing and mutlipoint conferecing product lines; the success of new audio, data, video and mutlipoint conferencing products; the schedule of and costs associated with the manufacturing production ramp of the ShowStation IP, ViewStation, SoundPoint Pro, WebStation, MeetingSite and other new products; the ongoing success of the 3M royalty relationship; uncertainties relating to the integration of operations of ViaVideo Communications, Inc.; effects of the acquisition on existing business partnerships; the impact of the legal proceedings involving VTEL; the successful expansion of the Company's infrastructure to support the recent and future anticipated growth; the timely resolution of the Year 2000 issue by the Company and its customers and suppliers and the other risks detailed from time to time in the Company's SEC reports, including the Form 10-K dated March 13, 1998.


2.   INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out ("FIFO") method. Inventories consisted of the following (in thousands):

                                         Sept 30,             Dec 31,
                                             1998                1997
                                             ----                ----
           Raw Materials                    $ 650              $2,526
           Finished Goods                  14,044               7,389
                                         --------             -------
                                         $ 14,694             $ 9,915
                                         --------             -------

3.   BANK LINE OF CREDIT

The Company has a $5.0 million bank revolving line of credit under an agreement with Silicon Valley Bank. Borrowings under the line are unsecured and bear interest at the bank's prime rate (8.0% at September 30, 1998). The agreement allows for an additional facility of $5.0 million upon request of Polycom and payment of associated fees. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, equity distributions, financial guarantees, business combinations and other related items. The line expires in October 1999. There were no borrowings under the line at September 30, 1998.


4.   PER SHARE INFORMATION

The Company prepares earnings/(loss) per share information using the guidelines of the Statement of Financial Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires net income/(loss) per share to be presented under two calculations, Basic EPS and Diluted EPS. Basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted net income/(loss) per share is computed using common and dilutive common equivalent shares outstanding during the periods represented. Common equivalent shares, including shares issued under the Stock Option Plan which are subject to repurchase, shares offered through the Company's Stock Option Plan and warrants, are included in the computation of diluted net income per share as their effect is dilutive for the three months and nine months ended September 30, 1998. Common equivalent shares are not included in the computation of fully diluted net loss per share as their effect is antidilutive for the three months and nine months ended September 30, 1997.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands except per share amounts).



                                                    Three Months Ended        Nine Months Ended
                                                      September  30,            September  30,
                                                     1998       1997           1998       1997
                                                    -------------------      -------------------
 Numerator - basic and diluted EPS
    Net income/(loss)                                 $4,767   $(2,933)         $8,217  $(6,605)
                                                    -------------------      -------------------

 Denominator - Basic EPS
    Common stock outstanding                          27,962     20,256         27,194    20,027
                                                    -------------------      -------------------
 Total Shares used in calculation of Basic EPS        27,962     20,256         27,194    20,027
                                                    -------------------      -------------------
 Basic net income/(loss) per share                     $0.17    $(0.14)          $0.30   $(0.33)
                                                    -------------------      -------------------

 Denominator - Diluted EPS
    Denominator - Basic EPS                           27,962     20,256         27,194    20,027

    Effect of Dilutive Securities:

      Common stock options                             2,467        ---          2,603       ---

      Stock subject to repurchase                      1,492        ---          1,661       ---

      Warrants                                           908        ---            660       ---
                                                    -------------------      -------------------
 Total Shares used in calculation of Diluted EPS      32,829     20,256         32,118    20,027
                                                    -------------------      -------------------
 Diluted net income/(loss) per share                   $0.15    $(0.14)          $0.26   $(0.33)
                                                    -------------------      -------------------


Stock options to purchase 3,832,936 shares of common stock, 1,961,300 shares of common stock subject to repurchase and warrants to purchase 2,000,000 shares of common stock were outstanding at September 30, 1997 but were not included in the computation of diluted net income (loss) per share as their effect was antidilutive.

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


6.   ACQUISITION OF VIAVIDEO COMMUNICATIONS, INC.

On January 2, 1998, the Company completed the acquisition of ViaVideo Communications, Inc., ("ViaVideo") whereby a wholly owned subsidiary of Polycom, Inc. was merged with and into ViaVideo. ViaVideo was a development stage company that designed and developed high quality, low cost, easy to use, group videoconferencing systems that utilize advanced video and audio compression technologies along with Internet/Web-based features. Approximately 8.7 million shares of Polycom common stock were exchanged for all of the issued and outstanding capital stock of ViaVideo. In addition, outstanding stock options to purchase ViaVideo common stock were converted into options to purchase approximately 1.1 million shares of Polycom common stock. The transaction was treated as a pooling of interests for financial reporting purposes and, consequently, all prior period figures have been restated as if the combined entity existed for all periods presented. All intercompany transactions between the two companies have been eliminated in consolidation. Polycom and ViaVideo had the same fiscal year ends of December 31 and activity from the start of the current fiscal period to the merger date was not material. Further, there were no adjustments required to conform accounting policies between the two companies.


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

On October 2, 1997, Datapoint Corporation filed a complaint against Intel Corporation for infringement of two U.S. patents related to videoconferencing network technology in the U.S. District Court in Dallas, Texas. On November 25, 1997, the complaint was amended to include several additional defendants, and Datapoint also filed a motion for certification of the action as a class action. No ruling occurred relative to the motion for class action certification. Although neither Polycom nor its subsidiary ViaVideo had been served as a defendant in any Datapoint complaints, both Polycom and ViaVideo were named as putative class members in the Datapoint motion for class action certification along with over 500 other companies. During the third quarter of 1998, the Company was notified that this case was dismissed by stipulation and an order entered by the court to that effect.

The Company will vigorously defend against the VTEL claim. While litigation is inherently uncertain, Polycom believes that the ultimate resolution of this matter beyond that provided in its balance sheet as of September 30, 1998, will not have a material adverse effect on the Company's financial position.


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


11.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company for the year ended 1998 and will have no impact on the Company's financial reporting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     THIS MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER SECTIONS OF THIS DOCUMENT CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS, AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "TARGETS" AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT, IF NOT IMPOSSIBLE, TO PREDICT. THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDING POTENTIAL FLUCTUATIONS IN RESULTS AND FUTURE GROWTH RATES, IF AT ALL; THE SUCCESSFUL LAUNCH OF NEW PRODUCTS AND MANUFACTURING RAMP OF THE VIEWSTATION, SHOWSTATION IP, WEBSTATION, MEETINGSITE AND OTHER NEW PRODUCTS; THE MARKET ACCEPTANCE OF VIEWSTATION, SHOWSTATION IP, WEBSTATION,, MEETINGSITE AND OTHER NEW PRODUCTS; THE SUCCESS OF 3M IN ESTABLISHING AND MAINTAINING CHANNELS FOR THE VIEWSTATION 128, VIEWSTATION 512, VIEWSTATION V.35 AND SHOWSTATION IP PRODUCTS; THE ONGOING SUCCESS OF THE 3M ROYALTY RELATIONSHIP; THE PROFITABILITY OR EVEN POSITIVE GROSS MARGIN OF THE DATACONFERENCING PRODUCT LINE; DEPENDENCE ON NEW PRODUCTS; TECHNOLOGICAL CHANGE; UNCERTAINTIES RELATING TO THE INTEGRATION OF OPERATIONS OF VIAVIDEO COMMUNICATIONS, INC.; EFFECTS OF THE ACQUISITION ON EXISTING BUSINESS PARTNERSHIPS; DEPENDENCE ON THIRD PARTY DISTRIBUTORS; RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS; DEPENDENCE ON RESEARCH AND DEVELOPMENT; EXISTING AND NEW COMPETITION; DEPENDENCE ON THIRD PARTY MANUFACTURERS; DEPENDENCE ON INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS; DEPENDENCE ON THIRD-PARTY LICENSES; DEPENDENCE ON PERSONNEL; THE IMPACT OF LEGAL PROCEEDINGS INVOLVING VTEL; THE SUCCESSFUL EXPANSION OF THE COMPANY'S INFRASTRUCTURE TO SUPPORT THE RECENT AND FUTURE ANTICIPATED GROWTH; THE TIMELY RESOLUTION OF THE YEAR 2000 ISSUE BY THE COMPANY AND ITS CUSTOMERS AND SUPPLIERS AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, INCLUDING THE COMPANY'S CURRENT REPORT ON FORMS 8-K FILED WITH THE COMMISSION JANUARY 16, 1998 AND JULY 22, 1998, QUARTERLY REPORT ON FORMS 10-Q FILED WITH THE COMMISSION MAY 19, 1998 FOR THE PERIOD ENDED MARCH 31, 1998 AND AUGUST 19, 1998 FOR THE PERIOD ENDED JUNE 30, 1998 AND ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 UNDER "OTHER FACTORS AFFECTING FUTURE OPERATIONS" ON PAGES 25 THROUGH 28 AND ELSEWHERE IN THE FORM 10-K. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, INVESTORS SHOULD CAREFULLY REVIEW THE RISK FACTORS AND OTHER INFORMATION SET FORTH IN THE REPORTS AND OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE COMMISSION.

OVERVIEW

     Polycom was incorporated in December 1990 to develop, manufacture and market audioconferencing, dataconferencing and videoconferencing products that facilitate meetings at a distance. Polycom was engaged principally in research and development from inception through September 1992, when it began volume shipments of its first audioconferencing product, SoundStation. As of September 30, 1998, Polycom's audioconferencing product line consisted principally of the SoundStation, SoundStation EX, SoundStation Premier, SoundStation Premier EX, SoundPoint and SoundPoint Pro. Polycom began shipping its first dataconferencing product, ShowStation, in November 1995. In March 1998, Polycom began shipments of its next generation ShowStation, the ShowStation IP. On January 2, 1998, the Company completed the acquisition of ViaVideo Communications, Inc., ("ViaVideo"), a development stage company that designs and develops high quality, low cost, easy to use, group videoconferencing systems that utilize advanced video and audio compression technologies along with Internet/Web-based features. Polycom's ViewStation products (ViewStation 128kbps version, ViewStation 512kbps version and ViewStation V.35) are the first product offerings resulting from this merger. The Company commenced first customer shipments of the ViewStation 128 in February 1998, the ViewStation 512 in April 1998 and the ViewStation V.35 in August 1998. In September 1998, the Company began shipping its MeetingSite product, a new Multipoint Conferencing Unit (MCU) product, which assists connections to existing videoconferencing bridging services.

     Polycom markets its products domestically and internationally through a network of value-added resellers ("VARS"), original equipment manufacturers ("OEMS"), and retailers and also sells its audioconferencing products through its direct sales force. Through September 30, 1998, Polycom has derived a majority of its net revenues from sales of its SoundStation products. Polycom anticipates that sales of its SoundStation product line will continue to account for a significant portion of the Company's net revenues at least through the year ending December 31, 1998. Any factor adversely affecting the demand or supply for the SoundStation product line could materially adversely affect Polycom's business, financial condition, cash flows or results of operations.

     For the nine months ended September 30, 1998, an increasing portion of the Company's net revenues are related to sales of the ViewStation product line. The Company anticipates that sales of its ViewStation product line will account for more than half of its net revenues at least for the three months ended December 31, 1998. Any factor adversely affecting the demand or supply for the ViewStation product line could materially adversely affect Polycom's business, financial condition, cash flows or results of operations.

     From inception through the nine month period ended September 30, 1995, the Company incurred losses from operations, primarily as a result of its investments in the development of its products and the expansion of its sales and marketing, manufacturing and administrative organizations. The Company achieved profitability in the fourth quarter of 1995 and generated net income in fiscal 1996. The Company incurred a quarterly operating loss in each quarter of 1997 as a result of investments in the next generation dataconferencing product, the videoconferencing product line and the sales and marketing function. The Company intends to continue to invest significantly in research and development and the Company's infrastructure in 1998. Although Polycom plans to generate operating income, excluding acquisition expenses, through 1998, there can be no assurance that the Company will achieve its operating plans or achieve profitable operations in any subsequent period.

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

          On July 21, 1998, the Company announced that Robert C. Hagerty, previously Polycom's president and COO, was appointed the role of president and CEO. Brian L. Hinman, formerly chairman and CEO, will continue as chairman and contribute to Polycom's long range strategy on a part-time basis.


RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net revenues, condensed consolidated statements of operations data for the periods indicated.


                                   Three Months Ended        Nine Months Ended
                                  Sept. 30,   Sept. 30,    Sept. 30,    Sept 30,
                                     1998        1997         1998        1997
                                  ---------   ---------    ---------   --------
Net revenues                           100%        100%         100%        100%
Cost of net revenues                    50%         54%          50%         54%
                                  ---------   ---------    ---------   --------
    Gross profit                        50%         46%          50%         46%
                                  ---------   ---------    ---------   --------
Operating expenses:
  Sales and marketing                   20%         27%          21%         26%
  Research and development              11%         33%          14%         31%
  General and administrative             4%         10%           5%          9%
  Acquisition expenses                   0%          1%           0%          1%
                                  ---------   ---------    ---------   --------
    Total operating expenses            35%         71%          40%         67%
                                  ---------   ---------    ---------   --------

Operating income/(loss)                 15%         25%          10%       (21%)
Interest income, net                     1%          2%           1%          2%
Other income/(expense), net              0%          0%           0%          0%
                                  ---------   ---------    ---------   --------
    Income/(loss) before taxes          16%       (23%)          11%       (19%)

Provision for Income  Taxes              1%          0%           0%          0%
                                  ---------   ---------    ---------   --------
Net income/(loss)                       15%       (23%)          11%       (19%)
                                  ---------   ---------    ---------   --------
                                  ---------   ---------    ---------   --------

NET REVENUES

     Total net revenues were $31.6 million in the third quarter of 1998 compared to $12.5 million in the third quarter of 1997, an increase of 153%. The increase was due, in large part, to the revenues generated from the sales of the ViewStation 512, which began shipping in April of 1998, and, to lesser extent, increases in the SoundStation, SoundStation Premier, ViewStation V.35 and ShowStation IP product lines. The ViewStation product sales were made primarily to resellers with sell-through to end-users anticipated over the next several months, although there can be no assurances that this will happen.

     For the first nine months of 1998, total net revenues were $75.7 million,
an increase of $41.2 million or 119%, compared to the same period in 1997.   The
increase was due mainly to the revenues generated from the sales of the ViewStation products which began shipping in 1998. In addition, sales volume increases in the SoundStation and SoundStation Premier product lines over the same period last year contributed to the revenue increase. Offsetting these increases was a decline in revenue associated with the deliverables under the 3M agreements. Polycom recorded $2.5 million in revenues in the first nine months of 1998 associated with the deliverables under the Second 3M agreement compared to $3.0 million in the same period of 1997 associated with the deliverables under the First 3M agreement.

     During the first nine months of 1998 and 1997, the Company derived a majority of its net revenues from sales of its SoundStation product family. In the three months ended September 30, 1998 Lucent Technologies accounted for 13% of the Company's net revenues. For the first nine months of 1998, Lucent Technologies accounted for 12% of the Company's net revenues. No other customer or reseller accounted for more than 10% of the Company's net revenues in the three months and nine months ended September 30, 1998. No customer or reseller accounted for more than 10% of the Company's net revenues during the same periods for 1997.

     The Company depends on third-party resellers for a substantial portion of its international sales. Certain of these third-party resellers also act as resellers for competitors of the Company that can devote greater effort and resources to marketing competitive products. The loss of certain of these third-party resellers could have a material adverse effect on the Company's business and results of operations.

     Polycom has a number of resellers, such as 3M and Sprint North Supply, that sell into a sub-distribution network. The sub-distribution network may, at times, encounter channel conflict. As a result, this conflict has the potential to negatively affect the Company's direct reseller relationships. If this were to occur the Company's net revenue and results of operations could be materially adversely affected.

     International net revenues for the third quarter of 1998 accounted for 25% of total net revenues for the Company, which equaled the third quarter of 1997. International net revenues for the first nine months of 1998 accounted for 23% of total net revenues for the Company, no change from the same period of 1997. The Company anticipates that international sales will continue to account for a significant portion of total net revenues for the foreseeable future. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Additionally, international net revenues may fluctuate in the future as the Company introduces new products, since the Company expects to initially introduce such products in North America and also because of the additional time required for product homologation and regulatory approvals of new products in international markets. Further, the ongoing economic problems in the Asian market could adversely offset the Company's profitability if such economic problems continue. To the extent the Company is unable to expand international sales in a timely and cost-effective manner, the Company's business, financial condition or results of operations could be materially adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. To date, a substantial majority of the Company's international sales has been denominated in U.S. currency; however, the Company expects that in the future more international sales may be denominated in local currencies and, therefore, subject to currency fluctuation risks.


COST OF NET REVENUES

     Cost of net revenues consists primarily of the Company's manufacturing organization, contract manufacturers, tooling depreciation, warranty expense and an allocation of overhead expenses. The cost of net revenues represented 50% and 54% of net revenues for the third quarters of 1998 and 1997, respectively. The decrease in the cost of net revenues percentage is due to lower product costs associated with the SoundStation product line, an improved product mix and overall favorable manufacturing variances due to the new ViewStation product family. These improvement were offset by lower margins from the revenue associated with the Joint Development and Marketing Agreements with 3M and a substantial write down of excess ShowStation inventory during the third quarter of 1998.

     For the first nine months of 1998 the cost of net revenues percentage was 50%, compared to 54% for the same period in 1997. The decrease was again due to lower SoundStation product costs and favorable variances due to the new ViewStation product family. Again, these improvement were offset by lower margins from the revenue associated with the Joint Development and Marketing Agreements with 3M and a substantial write down of excess ShowStation inventory during the third quarter of 1998.

     The Company has lowered product prices in the past which was driven by the Company's desire to expand the market for its products, and the Company may further reduce prices or introduce new products that carry higher costs relative to price in order to further expand the market or to respond to competitive pricing pressures, although there can be no assurance that such actions by the Company will expand the market for its products or be sufficient to meet competitive pricing pressures. In the future, the cost of net revenues percentage may be affected by price competition and changes in unit volume shipments, product costs and warranty expenses. The cost of net revenues percentage may also be impacted by the mix of distribution channels used by the Company, the mix of products sold and the mix of international versus North American revenues. The Company typically realizes lower cost of net revenue percentages on direct sales than on sales through indirect channels. If sales through resellers, especially OEMs, increase as a percentage of total revenues, the Company's cost of net revenues percentage would be adversely impacted.

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

   The Company anticipates the first customer shipments of the WebStation product during the fourth quarter of 1998. This new dataconferencing product could compete directly with the ShowStation IP product and, consequently, adversely affect future sales of the ShowStation IP. If this occurs, the Company's total revenue could be significantly adversely affected and it could create an excess and obsolescence issue concerning the ShowStation IP inventory which could materially adversely affect the Company's profitability.

     In late 1997 and early 1998, the Company began using its contract manufacturer in Thailand as its main source of refurbishing SoundStation and ViewStation service inventory. Through the end of September 1998, the transition had not been completed, thereby, increasing the cost of this function. It is expected that improvements will be realized later in the year; however, there can be no assurances that this will occur. If the transition is not completed during this time period or if, when complete, the transition does not produce the desired results, the Company's cost of net revenues percentage could increase.


SALES AND MARKETING EXPENSES


                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                          ------------------                 -----------------
                    SEPT. 30,   SEPT. 30,  INCREASE/   SEPT. 30,  SEPT. 30,    INCREASE/
$ IN THOUSANDS          1998        1997  (DECREASE)       1998       1997    (DECREASE)
--------------          ----        ----   --------        ----       ----     --------
Expenses             $ 6,236     $ 3,360       86 %    $ 15,377    $ 9,207         67 %

% of Net Revenues       20 %        27 %      (7 %)        21 %       26 %         (5%)


     Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses, an allocation of overhead expenses and customer service and support costs. The expense increase in the third quarter of 1998 over the third quarter of 1997 and for the nine months ended September 30, 1998 compared to the same period of 1997 was primarily related to increased investment in the videoconferencing sales effort. As mentioned previously, the Company only began selling the ViewStation in 1998 and, consequently, had little sales and marketing expense in the comparable periods of 1997 associated with these products. Additionally, increases in the audioconferencing sales efforts for the three and nine months ended September 30, 1998 have also contributed to the overall increase over the respective comparable periods of 1997.

     The Company expects to continue to increase its sales and marketing expenses in absolute dollar amounts in an effort to expand North American and international markets, market new products and establish and expand distribution channels. In particular, due to the innovative nature of the ShowStation IP, WebStation, ViewStation products and MeetingSite, the Company believes it will be required to incur significant additional expenses for sales and marketing, especially advertising, to educate potential customers as to the desirability of these products. In addition, the Company is currently evaluating a significant investment in the European market which will decentralize the marketing and sales effort for this region, thereby, increasing the absolute dollars spent in this area. Also, Polycom is currently expanding the service organization to provide expanded and improved support for its video, data and mutlipoint conferencing products which will increase the Company's sales and marketing expenses. Further, the launch of the MeetingSite product, a new Multipoint Conferencing Unit (MCU) product, which assists connections to existing videoconferencing bridging services, will cause an increase in the Company's sales and marketing expenses.


RESEARCH AND DEVELOPMENT EXPENSES


                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                          ------------------                   -----------------
                     SEPT. 30,   SEPT. 30,     INCREASE/  SEPT. 30,   SEPT. 30,    INCREASE/
$ IN THOUSANDS           1998        1997     (DECREASE)      1998        1997    (DECREASE)
--------------           ----        ----      --------       ----        ----     --------
Expenses              $ 3,485     $ 4,163        (16) %    $10,410     $10,568        (1) %

% of Net Revenues        11 %        33 %        (22 %)       14 %        31 %       (17 %)


     Research and development expenses consist primarily of compensation costs, consulting fees, an allocation of overhead expense, supplies and depreciation. The expense decrease for the third quarter of 1998 when compared to the third quarter of 1997 was primarily attributable to lower development expenses for the ShowStation IP and ViewStation products. The decrease in research and development expenses for the nine months ended September 30, 1998 when compared to the same period last year was primarily associated with the dataconferencing line as the large investments in the next generation ShowStation IP made in 1997 begin to normalize. This year-to-date decrease was offset somewhat by increases in development associated with the SoundPoint Pro and ViewStation products.

     The Company believes that technological leadership is critical to its success and is committed to continuing a high level of research and development. Consequently, the Company intends to increase its research and development expenses in absolute dollars in the future.


GENERAL AND ADMINISTRATIVE EXPENSES


                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                      SEPT. 30,  SEPT. 30,  INCREASE/   SEPT. 30,  SEPT. 30,    INCREASE/
$ IN THOUSANDS            1998       1997  (DECREASE)       1998       1997    (DECREASE)
--------------            ----       ----   --------        ----       ----     --------
Expenses               $ 1,363    $ 1,301        5 %      $3,765     $3,114         21 %

% of Net Revenues          4 %       10 %      (6) %         5 %        9 %        (4 %)


     General and administrative expenses consist primarily of compensation costs, an allocation of overhead expense, and outside legal and accounting expenses. The increase in general and administrative expenses in absolute dollars for the three and nine months ended September 30, 1998 versus the same periods of 1997 is primarily due to increased staffing and infrastructure to support the Company's growth. Additionally, during the third quarter of 1998, the Company reversed a contingency reserve associated with the Datapoint litigation which was resolved favorably during the quarter. This adjustment was offset somewhat by additional bad debt and compensation expenses also recorded during the third quarter of 1998.

     The Company believes that its general and administrative expenses will increase in absolute dollar amounts in the future primarily as a result of expansion of the Company's administrative staff and costs related to supporting a larger company created by the completion of the acquisition of ViaVideo.

ACQUISITION EXPENSES

     For the nine months ended September 30, 1998, the Company incurred expenses totaling $0.2 million related to the acquisition of ViaVideo. For the nine months ended September 30, 1997, the Company incurred $0.5 million of expenses related to the acquisition. A significant portion of these charges were for outside legal, accounting and consulting services. Management does not anticipate any further material ViaVideo acquisition related expenses throughout the remainder of this fiscal year; however, there can be no assurances that this will happen or that the future charges will not be material.


INTEREST INCOME, NET AND OTHER EXPENSES, NET

     Interest income, net consists of interest earned on the Company's cash equivalents and short-term investments net of any interest expense. For the third quarter of 1998, interest income, net was $0.2 million, a decrease of 23% from the third quarter of 1997. For the nine months ended September 30, 1998, interest income, net was $0.7 million, a decrease of 18% from the comparable period of 1997. These decreases were due to lower levels of cash available for investment.

     The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The current quarter's profitable results generated minimal federal and state income taxes in the first quarter of 1998. Throughout the remainder of 1998 and beyond, to the extent the Company realizes profitable results, the Company will generate higher federal and state income tax expense, although there can be no assurance the Company will achieve profitable results. As of September 30, 1998, the Company had approximately $3.3 million in federal net operating loss carryforwards and $0.7 million in tax credit carryforwards. The future utilization of the Company's net operating loss carryforwards may be subject to certain limitations upon certain changes in ownership of the Company.

     The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance on a quarterly basis. At such time, if it is determined that it is more likely than not those deferred tax assets are realizable, the valuation allowance will be appropriately reduced.


OTHER FACTORS AFFECTING FUTURE OPERATIONS

     Polycom's net revenues have grown primarily through increased market acceptance of its established SoundStation, SoundStation Premier and ViewStation product lines, other new product introductions and through the expansion of Polycom's North American and International distribution networks. While Polycom has experienced growth in net revenues in recent quarters, it does not believe that the historical growth rates in net revenues will be sustainable nor are they indicative of future operating results. For example, Polycom believes that the 37% price reduction in the North American list price of its SoundStation product line, effective December 1996 for resellers and January 1997 for end user customers, and the 30% price reduction for SoundStation products sold internationally effective April 1997, negatively impacted Polycom's net revenues and profitability in 1997. Polycom believes that profitability could continue to be negatively affected in the future as a result of several factors including low to negative gross margins for the ShowStation IP, the reduction in the list prices of the SoundStation product line and continuing competitive price pressure in the conferencing equipment market. Although price reductions have been driven by Polycom's desire to expand the market for its products, and Polycom expects that in the future it may further reduce prices or introduce new products that carry lower margins in order to further expand the market or to respond to competitive pricing pressures, there can be no assurance that such actions by Polycom will expand the market for its products or be sufficient to meet competitive pricing pressures. Additionally, if the WebStation product materially negatively affects the future sales of the ShowStation IP, as discussed earlier, the Company's total revenue could be significantly adversely affected and it could create an excess and obsolescence issue concerning the ShowStation IP inventory which could materially adversely affect the Company's profitability. In addition, costs related to the merger with ViaVideo, and its integration into Polycom, expense growth related to the activities of the combined entities and costs related to the introduction of the new ShowStation IP, ViewStation, SoundStation Satellite, WebStation, MeetingSite and SoundPoint Pro products could negatively impact future profitability. Also, the impacts of pending or future litigation against Polycom or ViaVideo, including the suit filed by VTEL against ViaVideo, as mentioned in Polycom's Form 8-K filed on September 9, 1997, beyond that already provided in the Company's Balance Sheet as of September 30, 1998, are difficult to predict at this time. Further, Polycom's limited operating history and limited resources, among other factors, make the prediction of future operating results difficult, if not impossible.

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

     Polycom's operating results have fluctuated in the past and may fluctuate in the future as a result of a number of factors, including market acceptance of ShowStation IP, ViewStation, WebStation, MeetingSite and other new product introductions and product enhancements by Polycom or its competitors, the prices of Polycom's or its competitors' products, the mix of products sold, the mix of products sold directly and through resellers, fluctuations in the level of international sales, the cost and availability of components, manufacturing costs, the level and cost of warranty claims, changes in Polycom's distribution network, the level of royalties to third parties and changes in general economic conditions. In addition, competitive pressure on pricing or demand levels in a given quarter could adversely affect Polycom's operating results for such period, and such price pressure over an extended period could materially adversely affect Polycom's long-term profitability. Polycom's ability to maintain or increase net revenues will depend upon its ability to increase unit sales volumes of its SoundStation, SoundStation Premier and SoundPoint families of products, the ShowStation line of products, the ViewStation product line, and any new products or product enhancements. There can be no assurance that Polycom will be able to increase unit sales volumes of existing products, introduce and sell new products or reduce its costs as a percentage of net revenues.

     Polycom typically ships products within a short time after receipt of an order, and historically has not had a significant backlog; however, backlog may fluctuate significantly from period to period. As a result, backlog, at any point in time, is not a good indicator of future net revenues and net revenues for any particular quarter cannot be predicted with any degree of accuracy. Accordingly, Polycom's expectations for both short- and long-term future net revenues are based almost exclusively on its own estimate of future demand and not on firm customer orders. In addition, Polycom has in the past received orders and shipped a substantial percentage of the total products sold during a particular quarter in the last few weeks of the quarter. In some cases, these orders have consisted of distributor stocking orders and Polycom has from time to time provided special incentives for distributors to purchase more than the minimum quantities required under their agreements with Polycom. Additionally, a majority of Polycom's net revenues are from sales to resellers who sell the products through to end users. If these resellers are unable to sell through their inventory of Polycom products in a given quarter, it could affect the volume of Polycom's sales to these resellers in future quarters. This is especially true for new product channel shipments, such as the ViewStation 512 and ViewStation V.35 shipments, in the third quarter of 1998. Therefore, Polycom has been uncertain, throughout most of each quarter, as to the level of revenues it will achieve in the quarter and the impact that distributor stocking orders will have on revenues and profitability in that quarter and subsequent quarters. In addition, because a substantial percentage of product sales occur at the end of the quarter, product mix and, therefore, profitability is difficult, if not impossible, to predict. The Company also depends on third-party resellers for a substantial portion of its revenue. Certain of these third-party resellers also act as resellers for competitors of the Company that can devote greater effort and resources to marketing competitive products. The loss of certain of these third-party resellers could have a material adverse effect on the Company's business and results of operations. Further, there can be no guarantee that Polycom's contract manufacturers will be able to meet product demand before any given quarter ends. Polycom anticipates that this pattern of sales may continue in the future with the exception that the Company may reduce and ultimately eliminate the end of quarter incentives offered to distributors. If the Company chooses to eliminate or reduce stocking incentive programs, quarterly revenue may be materially adversely affected. Expense levels are based, in part, on these estimates and, since Polycom is limited in its ability to reduce expenses quickly if orders and net revenues do not meet expectations in a particular period, operating results would be adversely affected. In addition, a seasonal demand appears to have developed for Polycom's products particularly evident in a lag in demand during the summer months. Due to all of the foregoing factors, it is likely that in some future quarter Polycom's operating results will be materially below the expectations of public market analysts and investors. In such event, the price of Polycom's Common Stock would likely be materially adversely affected.

     During the third quarter of 1998, the Company traded $1.1 million of SoundPoint inventory for barter trade credits. These trade credits are convertible into a variety of goods or services, but the Company believes that a majority of them will be used for media advertising. No revenue was recorded on this transaction and it had no impact on net income. As of September 30, 1998, the trade credits are classified as a prepaid asset at its net realizable value which approximates the original value of the inventory. The credits have no expiration date. If the Company subsequently determines that it can not utilize these trade credits, it could have a material adverse impact on its profitability.

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

     Polycom subcontracts the manufacture for its SoundStation, SoundStation Premier and ViewStation product families to International Manufacturing Services, Inc. ("IMS"), a global third-party contract manufacturer. Polycom uses IMS's Thailand facilities and should there be any disruption in supply due to recent economic and political difficulties in Thailand and Asia, such disruption would have a material adverse effect on Polycom's business, financial condition and result of operations. In addition, operating in the international environment exposes Polycom to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences all of which could have a material adverse effect on Polycom's business, financial condition and result of operations. Further, IMS and Celestica, Inc., a world leader in electronics manufacturing services, recently announced that they have entered into a definitive merger agreement. The impact of this merger agreement on Polycom is currently unknown but could have a material adverse impact on Polycom's business, financial condition and result of operations.

     Polycom completed the acquisition of ViaVideo Communications, Inc. on January 2, 1998. Polycom acquired ViaVideo with the expectation that the acquisition would result in operating and strategic benefits, including operating cost reductions and product development, marketing and sales synergies. If the operations of ViaVideo are not successfully combined with those of Polycom in a coordinated, timely and efficient manner, Polycom's business, financial condition and results of operations would be materially adversely effected. The integration of ViaVideo's product offerings and operations with Polycom's product offerings and operations and the coordination of ViaVideo's sales and marketing efforts with those of Polycom will require substantial attention from management. The diversion of the attention of management and any difficulties encountered in the transition process could have a material adverse affect on Polycom's business, financial condition or results of operations. The difficulties of assimilation may be increased by the necessity of integrating personnel with disparate business backgrounds and combining two different corporate cultures. In addition, the process of combining the two organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses, which could have an adverse effect on the combined operations. As a result of the acquisition, Polycom's operating expenses will significantly increase in absolute dollars. Should the expected revenues from ViaVideo products not occur, or occur later or in an amount less than expected, the higher operating expenses could have a material adverse affect on the business, financial condition and results of operations of Polycom. Failure to achieve the anticipated benefits of the acquisition or to successfully integrate the operations of the companies could have a material adverse effect upon the business, operating results or financial condition of Polycom. Additionally, there can be no assuranc that Polycom will not incur additional material charges in future quarters to reflect additional costs associated with the acquisition.

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

     Polycom's stock price has varied greatly as has the volume of shares of the Company's common stock that has traded. The Company expects these fluctuations to continue due to factors such as announcements of new products, services or technological innovations by Polycom or its competitors, announcements of major restructurings by Polycom or its competitors, quarterly variations in Polycom's results of operations, changes in revenue or earnings estimates by the investment community, speculation in the press or investment community, general conditions in the conferencing equipment industry, changes in the Company's revenue growth rates or the growth rates of Polycom's competitors, and sales of large blocks of the Company's stock.

     The stock market may from time to time experience extreme price and volume fluctuations. Many technology companies have experienced such fluctuations. In addition, Polycom's stock price may be affected by general market conditions and domestic and international macroeconomic factors unrelated to the Company's performance. Often such fluctuations have been unrelated to the operating performance of the specific companies. The market price for Polycom's common stock may experience significant fluctuations in the future.

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

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". As a result, in less than two years, computer systems and/or software products used by many companies may need to be upgraded to comply with such Year 2000 requirements. The Company is currently expending resources to review its internal use software in order to identify and modify those systems that are not Year 2000 compliant. The Company's products and services have already been reviewed and certified to be Year 2000 compliant. In addition, the Company is currently evaluating the necessity of upgrading its current internal business information systems. The Company believes that this internal system implementation effort, principally conducted to improve operating efficiencies, will also address the Company's internal Year 2000 compliance issues.

   Polycom takes seriously the potential issues that could arise due to the Year 2000 impact on internal systems, facilities, and our suppliers. In connection with the Year 2000 initiative, the Company is working to assure that our internal systems, facilities, and suppliers are Year 2000 compliant in advance of January 1, 2000.

   Because the Company is in the early phases of its Year 2000 initiative, the efforts required to become Year 2000 compliant have not been fully identified. Therefore, the Company does not know the total incremental costs associated with correcting the Year 2000 problem. The Company believes; however, that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to Year 2000 compliance issues. Costs related to the Year 2000 issue incurred to date have been expensed as incurred. All future incremental costs associated with the Year 2000 project will be expensed as incurred. Additionally, the Company expects to fund the Year 2000 project through cash generated from operations. However, since the assessment process is ongoing, the Year 2000 complications are not fully known, and potential liability issues are not clear, the full potential impact of the Year 2000 on the Company is not known at this time.

   As mentioned earlier, Polycom has begun efforts on a business systems replacement project. The new system, which will make the Company's business computer systems fully Year 2000 compliant, is scheduled for completion by the end of 1999. A contingency plan has been developed to make the systems that are scheduled to be replaced Year 2000 compliant. A decision to implement the contingency plan would be made no later than the middle of 1999, with completion by the end of 1999. If the Company's assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of the key factors associated with the Company's efforts to comply with Year 2000 requirements, then the Company's results from operations, liquidity and financial position could be materially adversely affected.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $20 million, an increase of $2.3 million from December 31, 1997. Additionally, on October 17, 1997, the Company re-established a $5.0 million revolving bank line of credit from Silicon Valley Bank which had previously expired on April 15, 1997. This line of credit allows for an additional facility of $5.0 million available upon request by the Company and contingent upon payment of associated fees.

     The Company used $1.8 million in cash from operating activities for the first nine months of 1998 compared to a use of $4.2 million in cash from operating activities for the same period in 1997. The increase in cash from operating activities was due primarily to the net income, before non-cash adjustments, earned for the first nine months of 1998 compared to a net loss for the same period of 1997. This increase was offset by a larger increase in accounts receivable as a result of increased sales as well as an increase in inventories.

     The total net change in cash and cash equivalents for the first nine months of 1998 was an increase of $0.5 million. The primary sources of cash were proceeds totaling $7.6 million from a stock purchase from 3M and proceeds from the exercise of stock options totaling $1.5 million. The primary uses of cash during the first nine months of 1998 were $1.8 million from operating activities, purchases of property, plant and equipment of $4.4 million, net purchases of short-term investments of $1.9 million and net payment of line of credit borrowings of $0.6 million. The use of cash from operating activities was the result of an increase in trade accounts receivable and an increase in inventories, offset by a positive net income, before non-cash expenses, and an increase in accrued liability balances.

     The Company's material commitments consist of obligations under its revolving bank line of credit, operating leases and a $250,000 stand-by letter of credit which has been issued to guarantee certain of the Company's contractual obligations. The Company also maintains, from time to time, commercial letters of credit as payments for the importation of certain products. The amounts do not exceed $100,000 and are outstanding less than 120 days. The Company estimates that 1998 capital expenditures will total approximately $6.0 million.

     The Company believes that its available cash, cash equivalents and bank line of credit will be sufficient to meet the Company's operating expenses and capital requirements through at least December 31, 1998. Thereafter, it cannot be determined with any degree of certainty how successful the Company will be at growing the market for its products, if at all. If there is substantial growth and, as a result, the Company goes beyond current acceptable liquidity levels, or if the financial results were to violate the financial covenants of the bank line of credit, Polycom may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive. The Company's future liquidity and cash requirements will depend on numerous factors, including introduction of new products and potential product family, business or technology acquisitions.

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

          On October 2, 1997, Datapoint Corporation filed a complaint against Intel Corporation for infringement of two U.S. patents related to videoconferencing network technology in the U.S. District Court in Dallas, Texas. On November 25, 1997, the complaint was amended to include several additional defendants, and Datapoint also filed a motion for certification of the action as a class action. No ruling occurred relative to the motion for class action certification. Although neither Polycom nor its subsidiary ViaVideo had been served as a defendant in any Datapoint complaints, both Polycom and ViaVideo were named as putative class members in the Datapoint motion for class action certification along with over 500 other companies. During the third quarter of 1998, the Company was notified that this case was dismissed by stipulation and an order entered by the court to that effect.

          The Company will vigorously defend against the VTEL claim. While litigation is inherently uncertain, Polycom believes that the ultimate resolution of this matter beyond that provided in its balance sheet as of September 30, 1998, will not have a material adverse effect on the Company's financial position.

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

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

NUMBER                   EXHIBIT
------                   -------
 11.1     Statement of Computation of Earning (Loss) Per Share (contained in
          Note 4 of Notes to Condensed Consolidated Financial Statements)

 27.1     Financial Data Schedule

     (b)  Reports on Form 8-K:

               Not Applicable

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    November 17, 1998        POLYCOM, INC.


                                    /s/ Michael R. Kourey
                                   --------------------------
                                   Michael R. Kourey
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)