Form 10-K
period 1998-12-31
POLYCOM INC
filed 1999-03-15
CIK 1010552

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
      For the fiscal year ended     December 31, 1998
                               -------------------------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from______________      to      ________________

                              Commission file number           0-27978
                                                               -------------

                                  POLYCOM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                                  94-3128324
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

2584 Junction Avenue, San Jose, California                                 95134
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code            (408) 474-2000
                                                   -----------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

        SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                   COMMON STOCK, $0.0005 PAR VALUE, PER SHARE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X      No
                                             -------      -------

         Indicated by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $446,887,429 as of February 26, 1999. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

         30,043,726 shares of the Registrant's $0.0005 par value Common Stock were outstanding as of February 26, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE.
         Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III. Such Proxy Statement will be filed within 120 days of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 1. BUSINESS

         Polycom, Inc. (the "Company" or "Polycom") develops, manufactures and markets conferencing products that facilitate meetings at a distance. With its SoundStation product line, Polycom has established itself as the leading provider of audioconferencing equipment designed for group use according to the market research firm of Frost and Sullivan. SoundStation is a high-quality, full-duplex, easy-to-use audioconferencing solution. The SoundStation products are designed to operate with local telephone systems throughout the world and Polycom has obtained regulatory approval for SoundStation's use in 32 countries. Polycom's technologies permit its SoundStation products to achieve audioconferencing communications quality that approaches handset communications quality. Approximately 300,000 SoundStation systems had been shipped as of December 31, 1998, and Polycom believes SoundStation is the best selling product in the group audioconferencing market.

         Polycom's innovative dataconferencing products, first introduced in November 1995, enable real-time exchange of data and other images over ordinary phone lines via the T.120 dataconferencing protocol standard or over the Internet. The ShowStation IP is an easy-to-use, high-resolution dataconferencing solution that enables groups or individuals in multiple locations to simultaneously view, edit and annotate paper or electronic documents and data. The WebStation, introduced in December 1998, provides an easy and affordable way for meeting participants in any location to fully participate and collaborate in meetings via a Java-enabled browser over the World Wide Web.

         In January 1998, Polycom acquired ViaVideo Communications, Inc. ("ViaVideo") in a stock transaction accounted for as a pooling of interests. ViaVideo was a development stage company that designed and developed high-quality, low-cost, easy-to-use, group videoconferencing systems that utilize advanced video and audio compression technologies along with Internet/Web-based features. Polycom's first videoconferencing product offering was the ViewStation 128, which commenced first customer shipments in February 1998. The ViewStation product line established Polycom as the market leader in the videoconferencing market in the second, third and fourth quarters of 1998 according to TeleSpan Publishing Corporation.

         In April of 1998, Polycom and Lucent Technologies announced that Polycom would sell the Lucent Technologies multipoint conferencing unit product
(MCU) through its reseller channel. This product provides connectability for large multipoint videoconference calls.

         Polycom's products integrate advanced telecommunications, acoustic, image capture and processing technologies. Polycom sells its products globally through marketing and sales relationships with Lucent Technologies, MCI Worldcom, Inc., 3M, Southwestern Bell, Ameritech, Nortel, BellSouth, Ingram Micro, British Telecom, Siemens, Sprint, SKC Communications, GBH Distributing, Frontier Confertech, All Communications, Viewtech, Unitel, Hibino, and Hello Direct, which collectively represented approximately 56% of Polycom's net product revenues in 1998, and with other resellers and OEMs. In addition, Polycom also sells its audioconferencing and dataconferencing products through its direct sales force.

         Polycom was incorporated in December 1990 in Delaware and has two wholly owned subsidiaries. One subsidiary is Polyspan Teleconferencing B.V., a corporation organized under the laws of the Netherlands. The other is ViaVideo Communications, Inc. which is located in Austin, Texas. Polycom's principal executive offices are located at 2584 Junction Avenue, San Jose, California 95134. Its telephone number is (408) 474-2000.

INDUSTRY BACKGROUND

         The telecommunications industry has experienced substantial growth in recent years. Voice communications have expanded with the proliferation of cellular phones and voice mail and the emergence of high-speed switching technologies, while the data communications infrastructure has been widely expanded through the growing use of corporate intranets and the public internet. One of the fastest growing segments of the telecommunications market is equipment and services for conferencing, which includes audioconferencing, videoconferencing and dataconferencing. Dataconferencing is the sharing of data and documents by groups in multiple locations over standard telephone lines the proliferation of which has been enabled by the adoption of the T.120 protocol standard and the internet. Additionally, videoconferencing technologies are becoming easier to use with higher quality through the adoption of the H.320 and
H.323 protocol standards.

         Numerous factors are driving the growth of the conferencing market, including the development of a global economy, the internationalization of business organizations, the development of "extended enterprises" of companies and their suppliers, customers and other business partners and the increasing corporate emphasis on team projects and group and interoffice communication. As a result, tools such as voicemail, e-mail, fax machines and the internet that allow workers to communicate more effectively and facilitate business interactions have become vital to improving productivity in most organizations. To enhance the real-time exchange of information when face-to-face meetings are not possible or practical, companies are increasingly seeking advanced conferencing solutions to facilitate meetings at a distance.

         Audioconferencing is the essential component of all conferencing. In the audioconferencing market, key enablers such as the audio bridging services provided by AT&T, MCI Worldcom, Sprint and other carriers are expanding the use of audioconferencing as a medium for meetings at a distance and have increased demand for high quality audioconferencing equipment. For instance, a fifty-point analyst call that would not have been contemplated only a few years ago is now commonplace in the investor community. However, despite the widespread adoption of audioconferencing, the equipment used for audioconferencing has generally suffered from technology and performance weaknesses. Desktop and built-in speakerphones, which are the most widely used audioconferencing devices, often fail to provide clear verbal information exchange as voice transmissions echo, are distorted and are frequently clipped due to a lack of full-duplex technology (the ability for both parties to talk and be heard simultaneously). Early conference speakerphones designed for group use suffer from these same quality shortcomings. Businesses and other organizations need audioconferencing equipment that provides high-quality, full-duplex sound, is easy to install and use and is compliant with telecommunications protocols in business centers around the world.

         Videoconferencing enhances remote meetings by permitting groups in disparate locations to see each other and by making reactions and body language visible. Videoconferencing is, therefore, the ideal conferencing tool for the relationship building aspect of a remote meeting. The first videoconferencing products were introduced in the late 1970's. Early videoconferencing products were costly and usually required dedicated transmission facilities, specially trained operators, and specialized rooms. Although there was broad interest in videoconferencing as a means of eliminating travel time and expenses, most potential users could not justify the high cost of investing in videoconferencing technology given the level of quality and performance of the products at that time. However, improved technology, implementation of industry standards, lower costs, and greater connectivity and bandwidth have improved the quality and price/performance relationship of videoconferencing and driven its evolutionary growth.

         Specifically, advances in compression technologies, which are necessary to fit video signals into the bandwidth of telephone lines, are improving the video quality of calls by better determining how much and which data will be transmitted. Additionally, greater availability of and accessibility to higher bandwidth digital lines and switched digital networks have also made videoconferencing more convenient and enable a videoconference to be initiated much like a traditional telephone call. Further, the adoption of standards have helped define audio and video telephony protocols and enable interoperability of videoconferencing systems manufactured by different suppliers. Some of the key standards include H.320 --- standard for coding and decoding video and audio signals transmitted over digital networks at rates between 64 Kbps and 2.048 Mbps (million bits per second); H.323 --- standard for coding and decoding video and audio signals transmitted over LANs and other packet based networks; H.324 --- standard for coding and decoding video and audio signals transmitted over regular telephone lines (POTS) and; T.120 --- standard for coding and decoding still frame, annotation, and data files over digital networks. Lastly, lower product costs have helped justify the investment in videoconferencing for end-users.

         The videoconferencing market has evolved into two distinct segments, group systems and desktop or personal systems. Historically, the group segment has been divided into large and small group segments. However, with the advent of a new generation of high performance set-top products this distinction is blurring and the group system category is being segmented into pricing and feature bands. The new generation of set-tops typically are priced from about $3,000 - $4,000 for an entry level single ISDN product to around $10,000 - 15,000 for feature rich, high-bandwidth systems designed for large conference rooms or for use in multi-point calls. The desktop or personal system market segment is characterized by videoconferencing products designed for one-to-one communication and typically do not have the performance, quality, features, and capabilities to be effective in conducting business meetings involving several people. The desktop systems are typically PC-based and require a hardware and software component to be added to a personal computer. Personal videoconferencing products currently range in price from a few hundred dollars to a few thousand dollars.

         For complex information exchange, dataconferencing is the best tool for the real-time exchange and annotation of printed or computer-generated information such as graphics, spreadsheets, engineering diagrams or other detailed visual data. The T.120 dataconferencing protocol is the established industry standard although webconferencing, leveraging the power of the Internet, high-bandwidth corporate internets, and commonly understood and used browsers, is quickly taking hold as the emerging standard for data conferencing. Businesses and other organizations require affordable, easy-to-use, high resolution dataconferencing solutions that enable groups in multiple locations to simultaneously view, edit and annotate paper or electronic documents and data.

THE POLYCOM SOLUTION

         Polycom develops, manufactures and markets conferencing products that facilitate meetings at a distance through audio, data and videoconferencing means. Polycom's audioconferencing product line, containing a wide range of SoundStation and SoundPoint products, is a family of systems that provide near handset quality communications. SoundStation products are easy to use, and Polycom's advanced acoustic technologies minimize background echoes, word clipping and distortion. Users can engage in natural, free-flowing discussions without having to shout to be heard or strain to hear what others are saying. Because of Polycom's patented full-duplex, echo cancellation technology and the distinctive triangular design of the SoundStation products, Polycom believes SoundStation is the best selling product in the group audioconferencing market. The SoundStation is configurable and has been approved for use with the local telephone systems in 32 countries. Additionally, the SoundPoint Pro, introduced in 1998, brings the same quality of conferencing to the desktop with the full functionality of a business phone.

         Polycom's dataconferencing products, consisting of the ShowStation IP and WebStation, enable real-time exchange of data and other images between groups or individuals engaged in an audioconference or videoconference. The ShowStation IP provides a cost-effective method for two or more groups or individuals that are separated by a distance to view, edit and annotate paper and electronic documents and data in real-time over the internet or standard telephone lines. With Polycom's WebStation system, remote-meeting participants anywhere in the world can join a meeting by simply browsing the Web with any Java-enabled Web browser, or using any fully T.120 compatible dataconferencing system. Remote participants can then collaborate in real-time and have the ability to share presentations or documents with other meeting participants. Both products incorporate high resolution imaging, data compression and communications technology in a compact, easy-to-use unit.

         The Company's revolutionary ViewStation group videoconferencing systems deliver the performance and features of a high-end room videoconferencing system, but at a fraction of the cost. Distinctively easy to set up and use, the ViewStation product line offers high quality audio and video technology, embedded Web based features, an integrated presentation system, a voice-tracking camera, and a variety of other features. The ViewStation is upgradeable to H.323 IP-based videoconferencing through a software upgrade scheduled for later in 1999. In addition, an "MP" version of the product is available that provides up to four locations to participate in a multi-point videoconference call. Using a unique embedded system architecture, Polycom is delivering an entirely new generation of high performance, affordable systems that it believes will radically shift the way customers view videoconferencing and the status quo of the industry.

PRODUCTS

Audioconferencing
-----------------

         Polycom's audioconferencing products are designed to overcome the poor audio problems associated with traditional speaker phones by providing high quality, full-duplex, easy-to-use audio.

SOUNDSTATION. SoundStation, Polycom's first product, which was introduced in September 1992, is a high quality, digital, full-duplex audioconferencing system that operates over ordinary telephone lines. It provides clear, two-way voice communications with no echoes, clipping or distortion. Users can engage in natural, free-flowing discussions without having to shout to be heard or strain to hear what others are saying. SoundStation's three built-in directional microphones pick up sound from around the room while limiting reverberation. The unit's central sorbathane-encased, acoustically-suspended speaker and advanced digital signal processing ("DSP") and integrated software technology eliminate acoustic feedback while broadcasting sound at sufficient volume and clarity to be heard up to 30 feet away.

         SoundStation has a distinctive design that Polycom believes is widely associated with high-quality audioconferencing. SoundStation is connected via a single cord to a power transformer that plugs into a standard electrical outlet and a telephone cord that connects to a standard telephone outlet. Due to this inherent simplicity, customers are able to self-install and immediately begin using the SoundStation. The United States list price for SoundStation is $499.

SOUNDSTATION EX. SoundStation EX contains all of the technology and physical elements of the SoundStation but also offers two connectors for additional microphones. The microphones can extend up to 25 feet in each direction allowing the SoundStation EX to accommodate larger conference rooms. Each extended microphone also contains a mute button and LED mute indicator. An optional wireless lapel microphone is available for the SoundStation EX that provides flexibility for stand-up presenters. The United States list price for SoundStation EX ranges from $799 to $1,299, depending on options.

         Polycom also manufactures private label versions of its SoundStation products for Lucent Technologies, 3M, Nortel and British Telecom pursuant to OEM relationships.

SOUNDSTATION PREMIER. Incorporating the latest in DSP technology, the SoundStation Premier is designed for larger, more demanding environments and those requiring higher performance. Using a unique active microphone steering algorithm in conjunction with multiple aligned microphone patterns, the SoundStation Premier brings in every conference participant more clearly and with less room reverberation than older systems. With other additions including an LCD display, caller ID, and infrared remote control, the SoundStation Premier provides a complete full duplex business conference phone solution. The United States list price for SoundStation Premier ranges from $999 to $1,899, depending on options.

SOUNDSTATION PREMIER EX. SoundStation Premier EX contains all of the technology and physical elements of the SoundStation Premier but also offers two connectors for additional microphones. The microphones can extend up to 25 feet in each direction allowing the SoundStation Premier EX to accommodate larger conference rooms. Each extended microphone also contains a mute button and LED mute indicator. An optional wireless lapel microphone is available for the SoundStation Premier EX that provides flexibility for stand-up presenters. With the SoundStation Premier Satellite, up to 4 additional microphones, a separate speaker module or spread spectrum wireless microphones are available to cover larger and more complex rooms. The United States list price for SoundStation Premier ranges from $999 to $2,199, depending on configuration and options.

SOUNDPOINT AND SOUNDPOINT PC. SoundPoint, Polycom's first desktop conference phone adjunct product, is designed for the office environment. The SoundPoint system is connected between the telephone line and an analog telephone set, and provides near-handset quality full-duplex conversations. A special version of this SoundPoint is manufactured for direct communication to Lucent's Definity telephone sets, pursuant to the Lucent Technologies OEM relationship. The SoundPoint PC system is similar to the basic SoundPoint system, but is designed for desktop videoconferencing and Internet telephony applications. The SoundPoint PC is connected to a personal computer video codec or sound card through a standard set of audio jacks, and includes a handset when more privacy is desired. The United States list price for SoundPoint and SoundPoint PC ranges from $299 to $399.

SOUNDPOINT PRO. SoundPoint Pro brings Polycom's high-quality hands-free audioconferencing to telecommuters, home offices, and small businesses, and combines professional-quality audioconferencing and elegant styling, in a fully featured business telephone. Available in 2-line or 3-line models, users can conduct conference calls with up to three other remote sites at the touch of a button, and without using outside bridging services. Features also includes 20-number programmable speed dial, integrated primary Caller ID as well as Caller ID for Call Waiting, and 99 number caller history. The SoundPoint Pro 2-Line has a United States list price of $249, with the 3-Line model priced at $299.

         Sales of the SoundStation product line have accounted for a majority of Polycom's net revenues through October 31, 1998, and Polycom anticipates that such sales will continue to account for a substantial amount of its net revenues at least through the year ending December 31, 1999. The market for Polycom's SoundStation products is subject to technological change, new product introductions by Polycom or its competitors, and continued market acceptance of the SoundStation product line. Any factor adversely affecting the demand or supply for the SoundStation product line could materially adversely affect Polycom's business, financial condition or results of operations.

Dataconferencing
----------------

         Polycom's dataconferencing products are designed to allow for the real-time exchange of data and other images between groups or individuals engaged in an audioconference or videoconference. By integrating audioconferencing or videoconferencing with dataconferencing, Polycom's products are designed to significantly enhance the productivity of workers, allowing them to conduct meetings remotely with a level of data exchange that Polycom believes has traditionally been possible only through a personal meeting.

SHOWSTATION IP. ShowStation IP, Polycom's first internet dataconferencing product, is a fully integrated, easy-to-use unit that can exchange and project data, documents and images, using corporate LAN connections or ordinary telephone lines, between ShowStation IP's. In addition, the ShowStation IP can exchange data, documents and images using the World Wide Web with any personal computer that has a Java-enabled browser or T.120 dataconferencing protocol software, such as the DataBeam software that is distributed by Polycom. Working in tandem with the SoundStation or ViewStation, ShowStation IP provides a cost-effective method for two or more groups or individuals that are separated by a distance to simultaneously view, discuss, edit and annotate paper or electronic documents and data. Multipoint dataconferences are possible with the LAN/MULTIPOINT OPTION which allows 1 ShowStation IP to connect to as many as 9 other ShowStation IPs and 25 browsers simultaneously. ShowStation IP incorporates advanced imaging, data compression and communications technology utilizing over 250,000 lines of code into a compact and easy-to-use unit that includes pen-based editing capabilities

         ShowStation IP captures an image of the original document using an integrated camera or receives data from a personal computer and displays a high-resolution image on a flat-panel LCD display. Light is then projected through the LCD panel and onto a screen for local viewing, without having to dim conference room lights. Simultaneously, the image is compressed and transmitted over the internet using the T.120 open standard protocol to other T.120 compliant participants or using HTML to Web-based browser participants where the image is decompressed and displayed. The images can then be annotated or highlighted in real-time by the transmitting person or any of the T.120 compliant participants using an integrated computer pen or through mouse-based editing from remote personal computers and saved in memory for review and printing. Pen or mouse annotations can be seen simultaneously by all parties participating in the dataconference and each ShowStation IP can print the image and all annotations on a printer connected via a parallel cable.

         ShowStation IP also has a Multimedia option. With this additional hardware card, a ShowStation can emulate a standard LCD projector. Users can plug in any VGA, SVGA, or XGA source such as a laptop and project it locally on the screen. Likewise, this feature supports NTSC, PAL, and S-Video sources, so users can plug in devices like a VCR and project it locally. These images can also be sent to remote participants by pressing a "Capture" button in the ShowStation IP User Interface.

         The North American list price for the ShowStation IP product ranges from $9,999 to $12,999 depending on options, effective March 1,1999.

WEBSTATION. Designed to enhance full participation and collaboration in group meetings, the WebStation provides an affordable and easy way to present and collaborate with both local and remote group meeting participants via the Web. With a simple one-cable connection to any LCD projector and a standard local area network connection, the Polycom WebStation delivers a full range of features that enable an LCD projector to communicate over the Internet for sharing documents and presentations with both local and remote meeting locations. Presenters have several options for bringing presentation materials into a meeting using WebStation. Because WebStation integrates the full Microsoft-Registered Trademark- Office-Registered Trademark- suite, presenters can send PowerPoint-TM-, Word-TM-, or Excel-TM- files directly to WebStation from their desktop computer before the meeting, then simply walk into the meeting room where the presentation is ready and waiting. Presenters also have the option of bringing Microsoft Office files into the meeting on a diskette and then load them using WebStation's built-in floppy diskette drive. With Polycom's WebStation system, remote-meeting participants anywhere in the world can join a meeting by simply browsing the Web with any Java-enabled Web browser, or using any fully T.120 compatible dataconferencing system.

Remote participants can then collaborate in real-time and even share presentations or documents with other meeting participants. The Polycom WebStation presentation and meeting system is available at a price of $2,999.

         Polycom's future growth is dependent on net revenues generated from sales of Polycom's dataconferencing products. Dataconferencing is an emerging market and there can be no assurance that it will develop sufficiently to enable Polycom to achieve broad commercial acceptance of its dataconferencing products. Because the dataconferencing market is relatively new and evolving, and because current and future competitors are likely to introduce competing dataconferencing products, it is difficult to predict the rate at which demand for Polycom's dataconferencing products will grow, if at all, or to predict the level of future growth, if any, of the dataconferencing market. If the dataconferencing market fails to grow, or grows more slowly than anticipated, Polycom's business, operating results and financial condition would be materially adversely affected. Although there are currently no products in the dataconferencing market that offer all of the same functions and features as Polycom's dataconferencing products, there are products that enable users to participate in a dataconference and other products, such as multimedia presentation products, that are not designed primarily for dataconferencing but can be used to provide a dataconferencing solution. There can be no assurance that the market for dataconferencing products with the functions and features of the ShowStation and WebStation products will achieve broad commercial acceptance or that the market for these products will grow.

         Even if the market for dataconferencing products does develop, there can be no assurance that Polycom's dataconferencing products will achieve commercial success within such market. Due to the unique nature of these products, Polycom believes it will be required to incur significant expenses for sales and marketing, including advertising, to educate potential customers as to the desirability of ShowStation and Polycom expects to incur substantially longer sales cycles with respect to its ShowStation and WebStation products than has been the case for the SoundStation products. In addition, the list price of the ShowStation products, which is significantly higher than the SoundStation product, could significantly limit consumer acceptance of the ShowStation products. Furthermore, given the significant differences between the SoundStation and the ShowStation and WebStation products, Polycom is developing new distribution channels for the ShowStation and WebStation products and there can be no assurance that Polycom will be successful selling such products through these distribution channels. In addition, broad commercialization of Polycom's dataconferencing products will require Polycom to overcome significant technological and market development obstacles, many of which may not be currently foreseen.

         Polycom's new ShowStation and WebStation products are extremely complex and because of the recent introduction of these products, Polycom has not yet had experience with respect to the performance and reliability of these products. If these products have performance, manufacturability, reliability or quality problems or shortcomings, then Polycom may experience reduced orders, higher manufacturing costs and additional warranty and service expenses which would have a material adverse effect on Polycom's business, financial condition and results of operations. For example, Polycom chose to stop shipments of its ShowStation products from mid-January 1996 through the end of February 1996 to correct software and other technical problems identified by initial customers. Also, the new ShowStation IP product was delayed from its planned first shipment target date in 1997 to March 1998 due to engineering design changes and certain technical difficulties. There can be no assurance that Polycom's dataconferencing products will be able to achieve or sustain commercial acceptance, that sales of these products will account for a substantial part of Polycom's net revenues or that Polycom will be able to achieve volume manufacturing. Failure of Polycom's dataconferencing products to achieve and sustain commercial acceptance, or of Polycom or its contract manufacturer to achieve volume manufacturing, would have a material adverse effect on Polycom's business, financial condition and results of operations.

Videoconferencing
-----------------

         Polycom's videoconferencing products are designed to be low-cost, high-quality, web-enabled alternatives to the expensive videoconferencing products in the market today.

VIEWSTATION128: The ViewStation 128 is the lowest priced member of the ViewStation line with a U. S. list price of $5,999. ViewStation 128 features outstanding audio and video quality, an embedded webserver, a voice tracking camera, automatic ISDN configuration on set-up and a robust set of Web based management, diagnostic and presentation tools.

VIEWSTATION 512. The ViewStation 512 is a high performance product which operates at up to 512Kbps or four ISDN lines which are multiplexed together at up to 30 frames per second giving near TV quality video as well as increased quality of audio using one of the standards based wide band algorithms. The ViewStation 512 has a U.S. list price of $8,999.

VIEWSTATION V.35. The ViewStation V.35 which has a U.S. list price of $9,999 supports up to 768Kbps or half the bandwidth of a T1 line through the V.35 physical interface, a universal serial connector used to connect to a variety of brands of multiplexers and satellite connections.

VIEWSTATION MP. The newest ViewStation incorporates the ability to make an ad-hoc multi-way video call as conveniently as pressing the "conference" button on any office PBX phone. The ViewStation MP can make up to a 4 way call at single ISDN line rates of 128KBps or a three way call using 2 ISDN lines for each of 256Kbps. The ViewStation MP has a U.S. list price of $11,999.

         The ViewStation product family delivers the most powerful videoconferencing group systems in a convenient footprint about the size of a sheet of notebook paper. The ViewStation delivers high-quality images on small or large display monitors and is a completely self-contained unit that sits atop an S-Video or composite television monitor. The ViewStation is one of the first systems to implement the H.263 video compression algorithm that delivers enhanced video performance. Using a unique, high-performance low-delay codec architecture, the ViewStation has a short delay and is fully interoperable with legacy videoconferencing systems using the H.320 standard. In addition, the
H.323 software upgrade will be available in Q2 1999 providing full IP videoconferencing. ViewStation supports full dual monitor functionality as a standard feature, as well as VCR playback/record and a document or second room camera. ViewStation also supports high resolution Annex D slide send and receive.

         Integrating Polycom's market-leading Acoustic Clarity Technology-TM-, the ViewStation provides full-duplex, digital audio with noise suppression and echo cancellation which adapts almost instantly to the changing characteristics of the conference room to deliver crystal-clear audio. In addition, the ViewStation supports the G.711, G.722 and G.728 audio standards. The custom digital tabletop microphone pod uses the latest hypercardioid microphone technology and is able to be daisy-chained to provide superb audio coverage for even the largest conference rooms. The ViewStation also includes, as a standard feature, a telephone connection for audio only additions to a videoconference.

         Polycom's future growth is substantially dependent on net revenues generated from sales of the ViewStation product line. There can be no assurance that future versions of the ViewStation will be successful or that the market for Polycom's videoconferencing products will achieve and sustain broad commercial acceptance. Also, since this product was originally developed by ViaVideo, the success of the integration of this company into Polycom will have an impact on the success of the future releases of this product. There can be no assurance that the integration will be successful. Failure of the launch and manufacturing ramp of the ViewStation products or failure to successfully integrate ViaVideo into Polycom would have a material adverse effect on Polycom's business, financial condition and results of operations.

Multipoint Conferencing
-----------------------

         Polycom's multipoint conferencing product is designed to assist in bridging multiple points on one videoconference call.

MEETINGSITE 5000. The MeetingSite 5000 product, a Multipoint Conferencing Unit
(MCU) product, is a Lucent Technologies manufactured H.320-based voice, data and video conferencing bridge that allows up to 16 users to have worldwide, multi-party face-to-face conferences. The MCU includes industry-leading features such as Continuous Presence PLUS, a capability that shows multiple sites on the same screen, and SPEEDMATCHING, which allows endpoints transporting video at different rates of speed to carry on a video conference. The MCU supports the emerging H.263 video standard and incorporates the H.320 Translator, allowing
H.263 endpoints to maintain their improved quality while communicating with endpoints using the existing H.261 standard. The MCU is used by major service providers, government organizations and commercial customers throughout the world. It won NETWORK WORLD'S 1997 Blue Ribbon for "providing the best features for network managers, conference operators and end users." This product is custom configured for the end-user and starts at $24,950.

TECHNOLOGY

         Polycom intends to continue to invest in and leverage its core technologies to develop and market its single-and multimedia conferencing products and product enhancements. Polycom's core technologies include the following:

NETWORK/INTERNET CONNECTIVITY. Polycom is actively extending its teleconferencing products to operate over local and extended networks utilizing standard protocols, including H.323, Ethernet LAN and TCP/IP Within the next several years, industry analysts believe that a significant percentage of high-quality business-oriented teleconferences will take place over packet-switched rather than circuit-switched networks (i.e. intranets vs. the public telephone networks). Some of the advantages of the new approach are greater bandwidth availability, which allows for better audio and video quality, lower transmission costs, and the ability to install and manage one network for audio, video, and data rather than utilizing separate networks.

WEB-BASED DATA CONFERENCING. Polycom has become a leader in developing "push" technology for sending HTML pages to Java-enabled Web browsers on demand, allowing the secure participation of multiple sites in presentations and data conferences. Polycom uses proprietary techniques to assure meeting security and to provide for smooth presentation flow that is normally unaffected by limited network bandwidth.

VIDEO COMPRESSION. Polycom continues to develop its team of video processing experts experienced in writing, porting, and optimizing standards-based video algorithms for use in video conferencing systems. While Polycom's systems implement standards-based algorithms, Polycom has developed a set of compatible but proprietary pre- and post-processing techniques that can yield a substantially better picture than those of competitors. Polycom believes its intellectual property in advanced video compression techniques is among the best in the industry.

WEB-BASED CONFERENCE MANAGEMENT. Polycom has created a versatile means of meeting and device coordination and management via integrated network control. This can improve the reliability and accessibility of the systems, and is especially useful to corporate users and IT organizations.

SYSTEM ARCHITECTURE. Polycom's proprietary new flexible ViewStation system architecture allows for a wide range of very high performance but low cost videoconferencing products. This architecture is a non-PC based embedded system utilizing the TM-1000 series of digital processors from Philips Semiconductors. The proprietary application-specific software developed for Polycom's systems addresses the unique requirements of the various end-user conferencing markets as well as international video telephony standards.

MULTIMEDIA TELECONFERENCING. Polycom has developed a series of algorithms and techniques to integrate video from multiple sources with electronic and physical documents and wideband and narrowband audio to support efficient conferences from multiple sites. These methods include coordinated activities between the ViewStation and WebStation products, allowing a conference to draw on the best of both products in a single meeting setup.

SOFTWARE DEVELOPMENT STRATEGIES. By performing most of its software development, including detailed video processing, in high-level language environments, Polycom believes that it is able to develop new systems, new refinements, achieve enhancements in picture quality and audio quality, address new standards, and add significant user features with an agility that is unusual in the video conferencing industry.

DIGITAL ACOUSTIC PROCESSING. Traditional speakerphone architectures employ simple back-and-forth switching to compensate for the feedback that often occurs when microphones and speakers are located in close proximity. This can cause numerous problems during the course of a natural conversation, such as words or phrases being clipped off because both ends of the call were speaking simultaneously. Polycom has developed an arsenal of patented and proprietary techniques and algorithms in its DSP software, which solve these problems by creating accurate simulations of how the sound waves reflect off the walls and obstructions in a room and using these simulations to digitally extract the feedback before it becomes a problem.

By doing this, the instrument can allow both sides to talk at the same time, restoring much of the "natural" feel to group telephone conferences.

ACOUSTICS TECHNOLOGY. The design and interaction of transducers within a full-duplex audio device significantly impacts the effectiveness of the digital echo canceling systems and the resulting sound quality. Working with carefully designed algorithms and electronics, Polycom develops and designs proprietary speaker and microphone enclosure systems that are a critical part of high-clarity audioconferencing systems.

IMAGE PROCESSING TECHNOLOGY. Polycom has made a strong investment in the design and implementation of imaging systems for both real-time motion video and for high-resolution documents. XGA (768 x 1024) resolution imaging, which can show an entire typewritten page of 10-point type, was achieved by developing a method in which a pair of television-resolution charge coupled devices ("CCDs") are merged to form a single high resolution image. Significant advancements in high speed signal processing software to compensate for lens blurring, non-uniform lighting conditions, color mixing, and natural CCD device variations were required to achieve the target.

IMAGE COMPRESSION TECHNOLOGY. Polycom uses the standard known as JPEG (Joint Photographic Experts Group) to compress and decompress high resolution color images. The JPEG compressor uses progressive JPEG to minimize the transmission time of an end-user visible image. The compressor has been tuned to work well with complex images as well as making textual images look razor-sharp. Polycom also uses the international standard known as Joint Bi-Level Image Group ("JBIG") to achieve rapid image transmission rates. Polycom employs certain modes of this algorithm to enable images to be transmitted incrementally, allowing an image to achieve legibility within a minimum time. Polycom was the editor of, and principal contributor to, the T.126 layer of the T.120 protocol for still-image transfer that incorporated JBIG and optimizations utilized in ShowStation. Polycom developed a high performance implementation of this algorithm for incorporation into DataBeam's standard T.120 toolkit to enable throughput to be achieved even if a low-end computer is used to compress and send images over standard telephone lines. DataBeam's T.120 toolkit has been licensed by numerous other software and hardware providers.

COMMUNICATION STANDARDS. In addition to using existing communication and processing standards, Polycom has been a leader in the development and adoption of the T.120 protocol standard for dataconferencing devices. Layers of T.120 functionality are being developed and deployed by numerous major international communications companies.

TRADE ORGANIZATIONS. In conjunction with the T.120 standardization process, Polycom co-founded the Consortium for Audiographic Teleconferencing Standards in order to encourage broad industry coordination and advocacy of T.120 technology, thereby encouraging the development of the availability of desktop software and bridging services to support Polycom's product offerings. This organization was merged with the advocacy body for H.320, the video conferencing standard, to become the International Multimedia Teleconferencing Consortium ("IMTC"), with the broader goal of insuring industry-wide H.320 and T.120 interoperability, integration and advocacy. Additionally, the Personal Conferencing Work Group ("PCWG") recently merged into the IMTC. A representative of Polycom sits on the board of directors of this consortium, which includes companies such as AT&T, IBM, Intel, Microsoft and PictureTel, each of which has incorporated, or announced its intention to incorporate, various layers of the T.120 standard into their products.

TELECOM AND DATA INTERFACES. Polycom has been aggressive in the development of proprietary interfaces (e.g., Lucent, Northern Telecom, Intel) for faster acceptance into some markets. Polycom has also developed a variety of telephony interfaces, both single-function and multi-function, to facilitate the accelerated development of its products for different markets and different countries.

In addition to its proprietary technologies, Polycom also licenses some source code from various suppliers to deliver certain standard features and capabilities, such as compliance with various videoconferencing and teleconferencing standards.

SALES AND DISTRIBUTION

         Polycom markets its products primarily to businesses and organizations of all sizes through channel networks and its direct sales organizations. Polycom also markets its products directly to certain U.S. government organizations through a

General Services Administration ("GSA") contract. Polycom sells its products in through a group of approximately 175 resellers, including Lucent Technologies, MCI Worldcom, 3M, Southwestern Bell, Ameritech, Nortel, BellSouth, Ingram Micro, British Telecom, Siemens, Sprint, SKC, GBH, Frontier Confertech, All Communications, Viewtech, Unitel, Hibino, and Hello Direct. Many of these resellers sell a variety of conferencing products and/or services and, with Polycom's products, offer a complete conferencing product portfolio. One of these resellers, Hello Direct, sells a competing audioconferencing product that it purchases from Gentner and relabels under the Hello Direct name. In addition to working through resellers, Polycom also sells its audio and data products directly through its internal sales force and through a national account group. The national account managers focus on strategic selling and the development of major account relationships, while internal sales representatives devote time to pursuing the sales opportunities within a signed national account. In order to minimize channel conflict with resellers, the national account managers are compensated on a channel-neutral basis and are responsible for resolving any channel conflict in the field. As of December 31, 1998, Polycom had approximately 356 signed national accounts. Polycom believes that it is important to maintain a close working relationship with these large customers in order to meet their demands for sales and support on a multinational basis. To complement its sales efforts, Polycom advertises its products in trade and general business print media as well as participating in a wide array of trade shows and public relations activities. Polycom currently maintains North American sales offices in the metropolitan areas of Atlanta, Boston, Bridgeport, Chicago, Dallas, Denver, Los Angeles, New York, Phoenix, San Francisco, San Jose and Washington, D.C..

         Polycom has historically focused its international sales efforts in regions of the world where it believes customers have begun to invest significantly in conferencing equipment and services. These regions currently include the United Kingdom, France, Germany, Italy, Japan, Australia and parts of Southeast Asia. Polycom intends to significantly expand its international distribution network. The principal international resellers of Polycom's products currently include British Telecom, Unitel, Genedis, Eurodis Onboard, Hibino Corporation, PTT Telecom, Siemens, CHS Latin America, Adcom and Telenor. Additionally, in 1999, Polycom will be making additional investments in the Europe, Middle East and Africa region in order to realize expected growth in this region. If Polycom is not successful in expanding its resources to this region or if the growth in this region does not materialize, it could have a material adverse affect on Polycom's business, financial condition or results of operations.

         Polycom's net revenues from international sales represented approximately 24%, 23% and 23% of Polycom's total net revenues in the years ended December 31, 1998, 1997 and 1996, respectively. In 1998, volume increases in all international regions, primarily Europe, contributed to the increase in the international percentage. In 1997, price reductions and the $3.0 million in domestic revenue associated with the First 3M Agreement offset unit growth in the Company's international business. Polycom is currently investing more resources in the Europe, Middle East and Africa region to decentralize the marketing and administrative functions for this area. This will increase the expenses associated with this region. Polycom has established product distribution centers in the European and Asian markets in order to better serve its international customers, which will increase the costs associated with such international operations. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations and political and economic instability. Sales to international resellers are usually made in U.S. dollars in order to minimize the risks associated with fluctuating foreign currency exchange rates. To date, a substantial majority of Polycom's international sales have been denominated in U.S. currency, however, Polycom expects that in the future more international sales may be denominated in local currencies. Declines in currency exchange rates, as happened in the Asian market in late 1997, could cause Polycom's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Also, current economic conditions in Asia and Latin America may generally reduce demand for the Company's products, which would have a material adverse effect on Polycom's business, financial condition and results of operation. In addition, the costs associated with developing international sales may not be offset by increased sales in the short term, or at all. Further, Polycom has sales offices in the U. K., Germany, Finland, Hong Kong and Singapore.

         Polycom sells its products primarily through resellers. Polycom's resellers accounted for approximately 74%, 64% and 67% of Polycom's net revenues in 1998, 1997 and 1996, respectively. Lucent Technologies accounted for 11% and 10% of net revenues in 1998 and 1997, respectively. No other customer or reseller accounted for more than 10% of Polycom's net revenues during the periods. Resellers generally offer products of several different companies, including products that compete with Polycom's products. Accordingly, these resellers may give higher priority to products of other suppliers, thus reducing their efforts to sell Polycom's products. Agreements with resellers may be terminated at any time. A reduction in sales effort or termination of a distribution relationship by one or more of Polycom's resellers could have a material adverse effect on future operating results. Use of resellers also entails the risk that resellers will build up inventories in anticipation of a growth in sales. If such sales growth does not occur as anticipated by these resellers, these resellers may substantially decrease the amount of product ordered in subsequent quarters, causing or contributing to fluctuations in Polycom's future operating results. Furthermore, although Polycom takes steps to reduce channel conflict, sales by Polycom's direct sales force to potential and current customers of these resellers could have an adverse effect on Polycom's reseller relationships. The conferencing distribution industry has historically been characterized by rapid change, including consolidations and financial difficulties of certain resellers and the emergence of alternative distribution channels. In addition, there is an increasing number of companies competing for access to these channels. The loss or ineffectiveness of any of Polycom's major resellers could have a material adverse effect on Polycom's operating results. There can be no assurance that Polycom will be able to successfully sell its products through any new channels that Polycom may be required to develop as a result of the foregoing or any other factors. Polycom has signed numerous distribution agreements with distributors of dataconferencing and videoconferencing products. Polycom entered into distribution agreements with 3M in March, 1997 and June 1997, and such agreements have certain exclusivity provisions and minimum purchase requirements. The Company's results of operations with respect to its videoconferencing products will be dependent on the success of 3M as a reseller of such products. There can be no assurance that Polycom or 3M will be able to successfully develop a distribution network for its ViewStation products and if no such distribution networks are developed it would have a material adverse effect on Polycom's business, financial condition and results of operations.

CUSTOMER SERVICE AND SUPPORT

         Polycom believes that service and support are critical components of customer satisfaction. Polycom maintains and supports products sold directly by Polycom to its North American customers, while resellers maintain and provide technical support to their end-user customers. Polycom operates a toll-free Technical Service Center "hotline" to provide a full range of telephone support to its North American resellers and to Polycom's end-user customers. If an issue cannot be resolved remotely or through product repair and return, Polycom or its reseller may dispatch a service engineer to the customer site. Internationally, customer service is provided to the end-user by either Polycom or local resellers. In 1998, Polycom contracted with Wang Global, a leading worldwide network and desktop integration and services and solutions company, to provide on-site technical support and installation services for Polycom's data, video and MCU product lines.

         Polycom generally warrants its products for 12 months and offers 24-month dataconferencing and 60-month audioconferencing warranties to national accounts and federal government customers. As of December 31, 1998, Polycom's warranty expense has not been significant; however, due to uncertainties concerning the service and support requirements of the ShowStation IP, WebStation, ViewStation and MCU products, Polycom may experience higher warranty claims in the future. Polycom offers a variety of installation, maintenance and extended warranty services that are fulfilled either directly by Polycom or by an authorized reseller.

RESEARCH AND DEVELOPMENT

         Polycom believes that its future success depends in part on its ability to continue to enhance its existing products and to develop new products that maintain technological competitiveness. Polycom's current development efforts are focused on each of the audioconferencing, dataconferencing and videoconferencing businesses. In the audioconferencing market, Polycom is developing SoundStation and SoundStation Premier product line extensions in the higher and the lower end of the market. In the dataconferencing market, Polycom is devoting resources to enhancing its ShowStation and WebStation products. In the videoconferencing market, Polycom's ViewStation product line is being enhanced to provide an even broader array of product offerings. In general, Polycom is focusing many of its efforts on product versions that can best exploit the shift in the communications infrastructure to the IP network. Polycom intends to expand upon these new product platforms through the development of options, upgrades and future product generations. There can be no assurance, however, that these products will be made commercially available as expected or otherwise on a timely and cost-effective basis or that, if introduced, these products will achieve market acceptance.

Furthermore, there can be no assurance that these products will not be rendered obsolete by changing technology or new product announcements by other companies.

         Polycom believes that the structure of its development group, particularly its software development core, represents a significant competitive advantage for Polycom. Polycom's product development staff includes product marketing personnel, in order to maintain channel and customer input throughout the development process. This team structure is the basis for an integrated process designed to enable Polycom to develop superior products with minimum time-to-market. Additionally, the development staff focuses on Polycom's core technologies and outsources other development tasks such as industrial design. This structure is designed to enable Polycom to devote its key resources to technological advancement in its primary areas of business.

         Research and development expenses were approximately $13.9 million, $16.6 million and $7.9 million for the years ended 1998, 1997 and 1996, respectively. Polycom believes that significant investments in research and development are required to remain competitive since technological competitiveness is key to its future success. As a consequence, Polycom intends to continue to make substantial investments in product and technology development. Polycom also intends to continue to drive the adoption of various teleconferencing industry standards which are incorporated in to its products.

         The audioconferencing, dataconferencing and videoconferencing markets are subject to rapid technological change, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Polycom's ability to remain competitive in this market will depend in significant part upon its ability to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis. The success of Polycom in developing new and enhanced products depends upon a variety of factors, including new product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing, assembly and test processes, product performance at customer locations and development of competitive products and enhancements by competitors. Polycom is currently engaged in the development of several new products and extensions of the SoundStation, SoundStation Premier, SoundPoint, ShowStation IP, WebStation and ViewStation product families, and expects to continue to invest significant resources in new product development and enhancements to current and future products. In addition, Polycom's introduction of its new products could result in higher warranty claims, product returns and manufacturing, sales and marketing and other expenses that could materially adversely affect Polycom's business, financial condition or results of operations. There can be no assurance that Polycom will be successful in selecting, developing, manufacturing and marketing, or recognize a return on new products or enhancements. The inability of Polycom to introduce new products or enhancements on a timely and cost-effective basis that contribute significantly to net revenues would have a material adverse effect on Polycom's business, financial condition and results of operations. In the past, Polycom has experienced delays from time to time in the introduction of certain of its products. For example, the introduction of ShowStation was delayed by approximately eighteen months from the originally anticipated date of introduction because of unforeseen technical challenges and difficulties in building core technologies and for approximately six weeks in the first quarter of 1996 shipments were interrupted in order to correct software and other technical problems identified by initial customers. In addition, new product or technology introductions by Polycom's competitors could cause a decline in sales or loss of market acceptance of Polycom's existing products or new products. Further, from time to time, Polycom may announce new products, capabilities or technologies that have the potential to replace Polycom's existing products or future products. There can be no assurance that announcements of product enhancements or new product offerings by Polycom or its competitors will not cause customers to defer or stop purchasing Polycom's products.

         In March 1997, Polycom entered into a joint marketing and development agreement (the "FIRST AGREEMENT") with 3M. Under the agreement, 3M provided $3.0 million in funding to Polycom for certain deliverables related to the development of the ShowStation IP and may also provide shared technology resources for the development of future products. Polycom recorded the $3.0 million as revenue, $1.0 million in each of the first three quarters of 1997, based on delivery of the items specified in this contract. The amounts were recognized as revenue using the percentage of completion methodology. Additionally, Polycom granted 3M exclusive private-label rights and distribution rights in certain distribution channels to the products developed under this agreement, subject to certain minimum volumes. Effective January 1999; however, 3M no longer has exclusive distribution rights. Further, 3M received warrants to purchase up to 2,000,000 shares of Polycom's common stock at an exercise price of $7.50 per share. In March 1999, 3M exercised the warrants and purchased 2,000,000 shares of Polycom's common stock. At the time of grant, the warrants were valued using the Black-Scholes model and were determined to have a value of $40,000. 3M was also granted certain rights of first offer under its stock warrant agreement with Polycom which gave 3M the right to purchase additional shares of Polycom Common Stock at a purchase price of $7.50 per share. In February 1998, 3M exercised this option and purchased approximately one million shares of Polycom common stock for a consideration of approximately $7.6 million. With the exercise of the warrants, this right of first offer expired. As of March 12, 1999, 3M owned approximately 9% of the outstanding Polycom common stock.

         In June 1997, the Company entered into a second joint marketing and development agreement (the "SECOND AGREEMENT") with 3M. Under this agreement, 3M provided $2.5 million in funding to Polycom for certain deliverables related to the development of videoconferencing products and may also provide shared technology resources for the development of future products. Polycom granted 3M exclusive private-label rights and distribution rights in certain distribution channels to the products developed under this agreement subject to certain minimum volumes. In the three months ended March 31, 1998 and the three months ended June 30, 1998, the Company received, and recognized as revenue, $1.5 million and $1.0 million, respectively, under this agreement, using the percentage of completion methodology.

COMPETITION

         The market for conferencing products is highly competitive and subject to rapid technological change, regulatory developments and emerging industry standards. Polycom expects competition to persist and increase in the future. At the current time, Polycom is the market leader and reputed for its product quality, breadth of product line, and ease of use. In the audioconferencing market segment, Polycom's major competitors include ClearOne, SoundGear, NEC, Gentner and other companies that offer lower cost full duplex speakerphones such as Lucent Technologies (one of Polycom's resellers) and Hello Direct (one of Polycom's resellers). Hello Direct offers a competitive product under the Hello Direct name through an OEM relationship with Gentner. Most of these companies have substantially greater financial resources and production, marketing, engineering and other capabilities than Polycom with which to develop, manufacture, market and sell their products. In addition, all major telephony manufacturers produce hands-free speakerphone units that are a lower cost, lower quality alternative to Polycom's audioconferencing products.

         In the dataconferencing market, Polycom's major competitors include Microfield Graphics, Inc. and SMART Technologies, Inc. In addition, in this market segment, PC-based communications solutions and multimedia presentation products may be an alternative for certain applications. Also, several LCD projector products are available from manufacturers such as In Focus Systems, Inc., Proxima Corporation, and 3M. These products have local projection only capabilities but may compete for basic functionality and budget dollars. 3M is an OEM distributor for Polycom for its ShowStation IP, ViewStation and SoundStation product lines.

         In the videoconferencing market, Polycom's major competitors include PictureTel, which dominates the group videoconferencing market from a revenue perspective, VTEL, VCON, Intel, Sony, NEC, Tandberg, Mitsubishi, Panasonic, Fujitsu, British Telecom, General Plesey Telecommunications and Vista Communications Instruments. Many of these companies have substantially greater financial resources and production, marketing, engineering and other capabilities than Polycom with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity, and video processing technology and the increasing market acceptance of videoconferencing, other established or new companies may develop or market products competitive with Polycom's videoconferencing products.

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

         Polycom expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by Polycom's competitors could cause a significant decline in sales or loss of market acceptance of Polycom's existing products and future products. For example, 3Com/U.S. Robotics, a former competitor, introduced an audioconferencing product that was sold at a price substantially lower than Polycom's list price for SoundStation. Polycom believes that the possible effects from ongoing competition may be the reduction in the prices of its products and its other competitors' products or the introduction of additional lower priced competitive products. Although such reduction was not in direct response to the introduction of a lower priced audioconferencing product by 3Com/U. S. Robotics, Polycom reduced the North American list price of its SoundStation product line by 37% in January 1997 and the International price by 30% effective April 1997, which resulted in significantly lower gross margins. Polycom expects this increased competitive pressure may lead to intensified price-based competition, resulting in lower prices and gross margins which would materially adversely affect Polycom's business, financial condition and results of operations. There can be no assurance that Polycom will be able to compete successfully.

MANUFACTURING

         Polycom's manufacturing operations consist primarily of materials planning and procurement, test development and manufacturing engineering. Polycom subcontracts the manufacture of its audioconferencing and videoconferencing product families to Celestica, Inc., a global third-party contract manufacturer. Polycom uses Celestica's Thailand facilities and should there be any disruption in supply due to recent economic and political difficulties in Thailand and Asia, such disruption would have a material adverse effect on Polycom's business, financial condition and result of operations. Celestica is ISO 9002 approved and has British Approvals Board for Telecommunications ("BABT") registration. Polycom's products are quality tested by automated test equipment with final functional tests performed on equipment and with processes developed or approved by Polycom. Polycom manufactures its SoundPoint product through General Electronics (H.K.) Ltd., a Hong Kong based contract manufacturer. Polycom uses Solectron's San Jose, California facility to manufacture its ShowStation IP products and is in the process of finalizing negotiations with a contract manufacturer for its WebStation product. Lastly, Polycom's MCU product line is an OEM version of the Lucent Technologies multipoint conferencing product. This product is manufactured by Lucent Technologies in Denver, Colorado.

         Polycom is located in the San Francisco Bay Area, which has in the past and may in the future experience significant, destructive seismic activity that could damage, destroy or disrupt Polycom's facilities or its operations. Polycom maintains no earthquake insurance for damages or business interruptions. In the event that Polycom or its contract manufacturers were to experience financial or operational difficulties that are not covered by insurance, it would adversely affect Polycom's results of operations until Polycom could establish sufficient manufacturing supply through an alternative source, and the effect of such reduction or interruption in supply on results of operations would be material. Polycom believes that there are a number of alternative contract manufacturers that could produce Polycom's products, but in the event of a reduction or interruption of supply, for any reason, it would take a significant period of time to qualify an alternative subcontractor and commence manufacturing, which would have a material adverse effect on Polycom's business, financial condition and results of operations. Also, the Company is working toward solutions to the Company's information systems year 2000 problems. Failure to successfully resolve these problems could have an adverse affect on Polycom's business, financial condition or results of operations. See "Year 2000" discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Certain key components used in Polycom's products are currently available from only one source and others are available from only a limited number of sources. Components currently available from only one source include certain key integrated circuits and optical elements. Polycom also obtains certain plastic housings, metal castings and other components from suppliers located in Hong Kong and China, and any political or economic instability in that region in the future, or future import restrictions, may cause delays or an inability to obtain such supplies. Polycom has no supply commitments from its suppliers and generally purchases components on a purchase order basis either directly or through its contract manufacturers. Polycom and Polycom's contract manufacturers have had limited experience purchasing volume supplies of components for its audioconferencing, dataconferencing and videoconferencing product lines and some of the components included in these products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers, and there can be no assurance that Polycom will not in the future be subject to component supply allocations that would adversely affect Polycom's operating results. In the event that Polycom or its contract manufacturers were unable to obtain sufficient supplies of components or develop alternative sources as needed, Polycom's operating results could be materially adversely affected. Moreover, operating results could be materially adversely affected by receipt of a significant number of defective components, an increase in component prices or the inability of Polycom to obtain lower component prices in response to competitive price reductions. Additionally, Polycom's videoconferencing products are designed based on certain integrated circuits produced by Philips and certain video equipment produced by Sony. If Polycom could no longer obtain such integrated circuits or video equipment, Polycom would incur substantial expense and take substantial time in redesigning its products to be compatible with components from other manufacturers which would have a material adverse impact on the profitability of the Company. Additionally, both Sony and Philips are competitors of Polycom in the videoconferencing market, which may adversely affect Polycom's ability to obtain necessary components. Failure to obtain adequate supplies could prevent or delay product shipments, which could materially and adversely affect Polycom's business, financial condition or results of operations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         While Polycom relies on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights, Polycom believes that factors such as technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. Polycom currently has eleven United States patents issued covering the SoundStation, ShowStation and ViewStation designs; the concept and function of the ShowStation; and certain echo cancellation technology that expire in 2007, 2010, 2011, 2012, 2013 and 2015. In addition, Polycom currently has twelve United States patents pending; nineteen foreign patents issued, which expire in 2001, 2002, 2003, 2007, 2008, 2010, 2012, 2013, 2016, 2017, 2021 and 2022; and twenty foreign patent applications pending. Polycom, Polyspan, SoundStation Premier, ShowStation, SoundPoint, SoundStation and Polycom logos are registered trademarks of Polycom, and ViewStation, ViaVideo Communications, SoundStation Premier Satellite and Clarity by Polycom are trademarks of Polycom, in the U.S. and various countries. According to federal and state law, Polycom's trademark protection will continue for as long as Polycom continues to use its trademarks in connection with the products and services of Polycom. Polycom seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which only afford limited protection. There can be no assurance that others will not independently develop similar proprietary information and techniques or gain access to Polycom's intellectual property rights or disclose such technology or that Polycom can meaningfully protect its intellectual property rights. In addition, there can be no assurance that any patent or registered trademark owned by Polycom will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to Polycom or that any of Polycom's pending or future patent applications will be issued with the scope of the claims sought by Polycom, if at all. Furthermore, there can be no assurance that others will not develop similar products, duplicate Polycom's products or design around the patents owned by Polycom. In addition, there can be no assurance that foreign intellectual property laws will protect Polycom's intellectual property rights.

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

         ViaVideo is involved in a lawsuit alleging breach of contract, breach of confidential relationship, misappropriation of trade secrets and other related allegations. ViaVideo and Polycom will vigorously defend against these claims and any related claims for damages. While litigation is inherently uncertain, ViaVideo and Polycom believe that the ultimate resolution of these matters beyond that provided in the consolidated balance sheet at December 31, 1998 of Polycom will not have a material adverse effect on the Company's financial position.

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

DEPENDENCE ON THIRD-PARTY LICENSES

         Polycom incorporates into its ShowStation products software licensed from third parties, including certain communications software which is licensed from DataBeam Corporation ("Databeam"), digitizer and pen software which is licensed from Scriptel Corporation ("Scriptel") and Windows software from Microsoft Corporation ("Microsoft"). The DataBeam license agreement will terminate in March 2001 if either party has given notice at least 90 days prior to that time of its desire to terminate the agreement. Polycom also has licensing agreements with various suppliers for software incorporated into its ViewStation products. For example, Polycom licenses certain video communications source code from RADVision, Omnitel, Adtran and EBSNet, Inc.; certain video algorithm protocols from REAL Networks and VideoServer; development source code from Digital Equipment Corporation and Philips Semiconductor; camera tracking technology from Brown University; and audio algorithms from Lucent Technologies. There can be no assurance that these third-party software licenses will continue to be available to Polycom on commercially reasonable terms, if at all. The termination or impairment of these software licenses could result in delays or reductions in new product introductions or product shipments until equivalent software could be developed, licensed and integrated, which would materially adversely affect Polycom's business, financial condition or results of operations.

EMPLOYEES

         As of December 31, 1998, Polycom employed a total of 243 persons, including 93 in sales, marketing and customer support, 69 in product development, 35 in manufacturing and 46 in finance and administration. Of these, ten employees were located in the U.K., three were located in Singapore, three were located in China and the remainder were located in the United States. None of Polycom's employees is represented by a labor union. Polycom has experienced no work stoppages and believes its relationship with its employees is good.

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

ITEM 2. PROPERTIES

         Polycom's headquarters are located in a 52,000 square foot facility in San Jose, California pursuant to a lease which expires in December 1999. This facility accommodates corporate administration, research and development, marketing, sales and customer support. Polycom's videoconferencing engineering and marketing operations are located in a 23,000 square foot facility in Austin, Texas pursuant to a sublease which expires in December 1999. The Company also leases 19,890 square feet of a building in Livermore, California which is used as the Company's North American and Latin American distribution center and repair center. This lease expires on May 31, 2000. In addition, the Company utilizes space at its manufacturing contractor in Thailand and its United Kingdom distribution contractor in the United Kingdom to provide an Asian and European distribution and repair center, respectively. Further, Polycom leases, on a short-term basis, sales office space in the metropolitan areas of Chicago (Illinois), Oxnard (California), the U. K., Germany, Finland, Hong Kong and Singapore. Polycom believes that its current facilities are adequate to meet its needs for the foreseeable future. Polycom believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

         On September 3, 1997, VTEL Corporation ("VTEL") filed a lawsuit in the U.S. District Court in Travis County, Texas against ViaVideo, a subsidiary of Polycom, and its founders (who were formerly employed by VTEL). On May 27, 1998, VTEL amended its suit to add Polycom as a defendant. In the lawsuit, VTEL alleges breach of contract, breach of confidential relationship, disclosure of proprietary information and related allegations. ViaVideo and Polycom have answered the suit, denying in their entirety VTEL's allegations. If ViaVideo or Polycom were found to have infringed upon the proprietary rights of VTEL or any other third party, the companies could be required to pay damages, cease sales of the infringing products, discontinue such products or such other injunctive relief a court may determine, any of which would have a material adverse effect on Polycom's business, financial condition or results of operations. On April 22, 1998, Polycom filed a declaratory relief action against VTEL in the Superior Court of Santa Clara County, California seeking a declaration that Polycom has not infringed on any proprietary rights of VTEL. VTEL has subsequently filed a response. Polycom has voluntarily dismissed, without prejudice, the California action and agreed to litigate the claims in Texas. No trial date is presently scheduled.

         The Company will vigorously defend against the VTEL claim. While litigation is inherently uncertain, Polycom believes that the ultimate resolution of this matter beyond that provided in its balance sheet as of December 31, 1998, will not have a material adverse effect on the Company's financial position.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK

PRICE RANGE OF COMMON STOCK

         The Company's Common Stock is quoted on the Nasdaq National Market ("Nasdaq") under the symbol "PLCM." Prior to its initial public offering on April 29, 1996, there was no public market for the Company's Common Stock. The following table sets forth the high and low sales prices for the Common Stock as reported by Nasdaq for the periods indicated. These prices do not include retail mark-ups, markdowns or commissions.

                                                         HIGH          LOW
                                                         ----          ---
      FISCAL YEAR 1997
      First Quarter                                    5 11/16        3 1/2
      Second Quarter                                     5 3/8        2 3/4
      Third Quarter                                      5 7/8        4 3/8
      Fourth Quarter                                     6 5/8        4 7/8

      FISCAL YEAR 1998
      First Quarter                                     12 1/4        4 3/4
      Second Quarter                                    17 5/8       10 3/8
      Third Quarter                                         18       7 1/16
      Fourth Quarter                                    23 1/8        8 5/8

      FISCAL YEAR 1999
      First Quarter (through February 26, 1999)         27 1/8       17 7/8

         On February 26, 1999, the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $20.25 per share. As of such date, there were approximately 315 stockholders of record who held shares of the Company's Common Stock, as shown on the records of Polycom's transfer agent for such shares.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement operations data for the years ended December 31, 1998, 1997 and 1996 and the consolidated balance sheet data at December 31, 1998 and 1997, are derived from, and are qualified by reference to, the consolidated financial statements which have been audited by PricewaterhouseCoopers LLP and are included in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 1995 and 1994 and the consolidated balance sheet data at December 31, 1996, 1995 and 1994 are derived from audited consolidated financial statements which have also been audited by PricewaterhouseCoopers LLP.

SELECTED CONSOLIDATED FINANCIAL DATA

                                                                               December 31,
                                                      ----------------------------------------------------------
(in thousands, except per share data)                    1998         1997         1996        1995        1994
----------------------------------------------------------------------------------------------------------------
Operating Data:
Net revenues                                           $111,696    $  46,630     $37,032     $24,944     $15,025
Costs and expenses:
   Cost of net revenues                                  55,054       25,255      17,698      10,859       6,211
   Sales and marketing                                   21,893       13,106       9,095       7,073       5,307
   Research and development                              13,862       16,560       7,893       6,852       5,527
   General and administrative                             5,130        6,781       2,198       1,819       1,140
   Acquisition costs                                        185          597          --          --          --
                                                       --------    ---------     -------    --------     -------
Operating income (loss)                                  15,572      (15,669)        148      (1,659)     (3,160)
   Interest, net and other income (expense)                 936        1,165       1,086          69         202
                                                       --------    ---------     -------    --------     -------
Income (loss) before taxes                               16,508      (14,504)      1,234      (1,590)     (2,958)
Taxes                                                     1,749          171         108          12           5
                                                       --------    ---------     -------    --------     -------
Net income (loss)                                      $ 14,759    $ (14,675)    $ 1,126     $(1,602)    $(2,963)
                                                       --------    ---------     -------    --------     -------
                                                       --------    ---------     -------    --------     -------

Basic net income (loss) per share                      $   0.54    $   (0.73)    $  0.08     $ (0.60)    $ (1.25)
Diluted net income (loss) per share                    $   0.46    $   (0.73)    $  0.06     $ (0.60)    $ (1.25)
Weighted average shares outstanding for basic EPS        27,486       20,169      13,478       2,650       2,371
Weighted average shares outstanding for diluted EPS      32,394       20,169      19,815       2,650       2,371

                                                                             December 31,
                                                       ---------------------------------------------------------
                    (in thousands)                      1998        1997         1996         1995        1994
----------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments      $23,031     $17,670       $21,354     $   6,261   $  5,792
Working capital                                         45,631      21,404        29,524         7,829      5,442
Total assets                                            76,954      43,529        39,510        18,000     10,778
Notes payable, less current portion                         --          --            --         1,178        757
Convertible redeemable preferred stock                      --          --            --        22,360     17,380
Convertible preferred stock                                 --       9,496         1,975            --         --
Total stockholders' equity (deficit)                    53,054      26,283        32,861       (12,640)   (11,088)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER SECTIONS OF THIS DOCUMENT CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS, AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "TARGETS" AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT, IF NOT IMPOSSIBLE, TO PREDICT. THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE POTENTIAL FLUCTUATIONS IN RESULTS AND FUTURE GROWTH RATES, IF AT ALL; THE SUCCESSFUL LAUNCH OF NEW PRODUCTS AND MANUFACTURING RAMP OF THE VIEWSTATION, SHOWSTATION IP, WEBSTATION, MEETINGSITE AND OTHER NEW PRODUCTS; THE MARKET ACCEPTANCE OF VIEWSTATION, SHOWSTATION IP, WEBSTATION, SOUNDPOINT PRO, MEETINGSITE AND OTHER NEW

PRODUCTS; THE SUCCESS OF 3M IN ESTABLISHING AND MAINTAINING CHANNELS FOR THE VIEWSTATION PRODUCT LINE AND SHOWSTATION IP PRODUCTS; SALES OF THE SOUNDPOINT PRODUCT GIVEN THE INTRODUCTION OF THE SOUNDPOINT PRO; THE ONGOING SUCCESS OF THE 3M ROYALTY RELATIONSHIP; THE PROFITABILITY OR EVEN POSITIVE GROSS MARGIN OF THE DATACONFERENCING PRODUCT LINE; DEPENDENCE ON NEW PRODUCTS; TECHNOLOGICAL CHANGE; UNCERTAINTIES RELATING TO THE INTEGRATION OF OPERATIONS OF VIAVIDEO COMMUNICATIONS, INC.; EFFECTS OF THE ACQUISITION ON EXISTING BUSINESS PARTNERSHIPS; DEPENDENCE ON THIRD PARTY DISTRIBUTORS; RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS; DEPENDENCE ON RESEARCH AND DEVELOPMENT; EXISTING AND NEW COMPETITION; DEPENDENCE ON THIRD PARTY MANUFACTURERS AND SOLE-SOURCE SUPPLIERS; DEPENDENCE ON INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS; DEPENDENCE ON THIRD-PARTY LICENSES; DEPENDENCE ON PERSONNEL; THE IMPACT OF LEGAL PROCEEDINGS INVOLVING VTEL; THE SUCCESSFUL EXPANSION OF THE COMPANY'S INFRASTRUCTURE TO SUPPORT THE RECENT AND FUTURE ANTICIPATED GROWTH; THE TIMELY RESOLUTION OF THE YEAR 2000 ISSUE BY THE COMPANY AND ITS CUSTOMERS AND SUPPLIERS AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, INCLUDING THE COMPANY'S CURRENT REPORT ON FORMS 8-K FILED WITH THE COMMISSION JANUARY 16, 1998 AND JULY 22, 1998, QUARTERLY REPORT ON FORMS 10-Q FILED WITH THE COMMISSION MAY 19, 1998 FOR THE PERIOD ENDED MARCH 31, 1998 AND AUGUST 19, 1998 FOR THE PERIOD ENDED JUNE 30, 1998 AND NOVEMBER 16, 1998 FOR THE PERIOD ENDED SEPTEMBER 30, 1998. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, INVESTORS SHOULD CAREFULLY REVIEW THE RISK FACTORS AND OTHER INFORMATION SET FORTH IN THE REPORTS AND OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE COMMISSION.

OVERVIEW

         Polycom was incorporated in December 1990 to develop, manufacture and market conferencing products that facilitate meetings at a distance. Polycom was engaged principally in research and development from inception through September 1992, when it began volume shipments of its first audioconferencing product, SoundStation. As of December 31, 1998, Polycom's audioconferencing product line consisted principally of the SoundStation, SoundStation EX, SoundStation Premier, SoundStation Premier EX, SoundPoint and SoundPoint Pro. Polycom began shipping its first dataconferencing product, ShowStation, in November 1995. In March 1998, Polycom began shipments of its next generation ShowStation, the ShowStation IP. As of December 31, 1998, Polycom's dataconferencing product line consisted principally of the ShowStation IP and WebStation. On January 2, 1998, the Company completed the acquisition of ViaVideo Communications, Inc., ("ViaVideo"), a development stage company that designed and developed high quality, low cost, easy-to-use, group videoconferencing systems that utilize advanced video and audio compression technologies along with Internet/Web-based features. In February 1998, Polycom began customer shipments of the ViewStation 128, its first videoconferencing product. As of December 31, 1998, Polycom's videoconferencing product line consisted principally of the ViewStation 128, ViewStation 512, ViewStation V.35 and ViewStation MP. In September 1998, the Company began shipping its MeetingSite product, a Multipoint Conferencing Unit (MCU) product, which provides connectability for large multipoint videoconference calls.

         Polycom markets its products domestically and internationally through a network of value-added resellers ("VARs"), original equipment manufacturers ("OEMs"), and retailers. The Company also sells its audioconferencing products through its direct sales force. Effective January 1999, the direct sales force also began selling the dataconferencing product line. Through December 31, 1998, Polycom has derived a majority of its net revenues from sales of its SoundStation and ViewStation products. Polycom anticipates that sales of the SoundStation and ViewStation product lines will continue to account for a significant portion of the Company's net revenues at least through the year ending December 31, 1999. Any factor adversely affecting the demand or supply for these products would materially adversely affect Polycom's business, financial condition, cash flows or results of operations.

         From inception through the nine month period ended September 30, 1995, the Company incurred losses from operations, primarily as a result of its investments in the development of its products and the expansion of its sales and marketing, manufacturing and administrative organizations. The Company achieved profitability in the fourth quarter of

1995 and generated net income in fiscal 1996. The Company incurred a quarterly operating loss in each quarter of 1997 as a result of investments in the next generation dataconferencing product, the videoconferencing product line and the sales and marketing function. The Company intends to continue to invest significantly in research and development, sales and marketing and the Company's infrastructure in 1999. Although Polycom plans to generate operating income through 1999, there is a limited history of profitability for the Company. Additionally, because Polycom's profitability is very dependent on the market acceptance and profitability of a relatively small amount of products, there can be no assurance that the Company will achieve its operating plans or achieve profitable operations in any subsequent period.

         In March 1997, Polycom entered into a joint marketing and development agreement (the "FIRST AGREEMENT") with 3M. Under the agreement, 3M provided $3.0 million in funding to Polycom for certain deliverables related to the development of the ShowStation IP and may also provide shared technology resources for the development of future products. Polycom recorded the $3.0 million as revenue, $1.0 million in each of the first three quarters of 1997, based on delivery of the items specified in this contract. The amounts were recognized as revenue using the percentage of completion methodology. Additionally, Polycom granted 3M exclusive private-label rights and distribution rights in certain distribution channels to the products developed under this agreement, subject to certain minimum volumes. Effective January 1999; however, 3M no longer has exclusive distribution rights. Further, 3M received warrants to purchase up to 2,000,000 shares of Polycom's common stock at an exercise price of $7.50 per share. In March 1999, 3M exercised the warrants and purchased 2,000,000 shares of Polycom's common stock. At the time of grant, the warrants were valued using the Black-Scholes model and were determined to have a value of $40,000. 3M was also granted certain rights of first offer under its stock warrant agreement with Polycom which gave 3M the right to purchase additional shares of Polycom Common Stock at a purchase price of $7.50 per share. In February 1998, 3M exercised this option and purchased approximately one million shares of Polycom common stock for a consideration of approximately $7.6 million. With the exercise of the warrants, this right of first offer expired. As of March 12, 1999, 3M owned approximately 9% of the outstanding Polycom common stock.

         In June 1997, the Company entered into a second joint marketing and development agreement (The "SECOND AGREEMENT") with 3M. Under this agreement, 3M provided $2.5 million in funding to Polycom for certain deliverables related to the development of videoconferencing products and may also provide shared technology resources for the development of future products. Polycom granted 3M exclusive private-label rights and distribution rights in certain distribution channels to the products developed under this agreement subject to certain minimum volumes. In the three months ended March 31, 1998 and the three months ended June 30, 1998, the Company received, and recognized as revenue, $1.5 million and $1.0 million, respectively, under this agreement, using the percentage of completion methodology.

         On July 21, 1998, the Company announced that Robert C. Hagerty, previously Polycom's president and COO, was appointed the role of president and CEO. Brian L. Hinman, formerly chairman and CEO, continues as Chairman of the Board of Directors.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1998

         The following table sets forth, as a percentage of net revenues, consolidated statement of operations data for the periods indicated.

                                                                 Years Ended December 31,
                                                               ----------------------------
                                                               1998        1997        1996
                                                               ----        ----        ----
         Net revenues                                          100%        100%        100%
         Cost of net revenues                                   49%         54%         48%
                                                               ----------------------------
               Gross profit                                     51%         46%         52%
         Operating expenses:
            Sales and marketing                                 20%         28%         25%
            Research and development                            12%         36%         21%
            General and administrative                           5%         15%          6%
            Acquisition costs                                    0%          1%          0%
                                                               ----------------------------
               Total operating expenses                         37%         80%         52%
                                                               ----------------------------
         Operating income (loss)                                14%        (34%)         0%
         Interest income, net                                    1%          3%          2%
         Litigation settlement income, net                       0%          0%          1%
         Other expense, net                                      0%          0%          0%
                                                               ----------------------------
         Income (loss) before provision for income taxes        15%        (31%)         3%
         Provision for income taxes                              2%          0%          0%
                                                               ----------------------------
         Net income (loss)                                      13%        (31%)         3%
                                                               ----------------------------
                                                               ----------------------------

NET REVENUES

         Total net revenues for 1998 were $111.7 million, an increase of $65.1 million, or 140%, compared to 1997. This increase was due in large part to revenues from the videoconferencing products which were not part of the prior year revenue stream. Additionally, audioconferencing product line sales volume increases, primarily in North America, also contributed to the revenue growth. Further, in 1998 the Company recorded $2.5 million in revenue relating to the Second Agreement with 3M. This 1998 3M revenue compares with the $3.0 million in 1997 revenue associated with the First Agreement with 3M.

         Total net revenues for 1997 were $46.6 million, an increase of $9.6 million, or 26%, compared to 1996. This increase was due to unit volume increases of the SoundStation over the same period in 1996, the introduction of the new Premier and SoundPoint product lines in 1997 and revenue in 1997 associated with the First Agreement with 3M. These increases were partially offset by price reductions for the SoundStation product line and ShowStation unit volume decreases.

         During 1998, 1997 and 1996, Polycom derived a substantial majority of its net revenues from sales of its SoundStation and ViewStation product families. One customer accounted for 11% and 10% of net revenues in 1998 and 1997, respectively. No other customer or reseller accounted for more than 10% of Polycom's net revenues during the periods.

         International net revenues accounted for 24%, 23%, and 23% of total net revenues for 1998, 1997, and 1996, respectively. See Note 14 of Notes to Consolidated Financial Statements for business segment information. In 1998, volume increases in all international regions, primarily Europe, contributed to the increase in the percentage of international revenue. In 1997, price reductions and the $3.0 million in domestic revenue associated with the First 3M Agreement offset unit growth in the Company's international business. The Company anticipates that international sales will continue to account for a significant portion of total net revenues for the foreseeable future. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Additionally, international net revenues may fluctuate as a percentage of net revenues in the future as the Company introduces new products, since the Company expects to initially introduce such products in North America and also because of the additional time required for product homologation and regulatory approvals of new products in international markets. Also, the ongoing economic problems in the Asian and Latin American markets could adversely affect the Company's profitability if such economic problems continue. Further, the Company plans to expand operations in the Europe, Middle East and Africa region in 1999. This expansion of marketing and administrative functions could initially divert management's attention from the sales effort which could materially adversely affect revenue growth in this region. To the extent the Company is unable to expand international sales in a timely and cost-effective manner, the Company's business, financial condition or results of operations could be materially adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. To date, a substantial majority of the Company's international sales has been denominated in U.S. currency; however, the Company expects that in the future more international sales may be denominated in local currencies and, therefore, subject to currency fluctuation risks. Further, beginning January 1, 1999, the participating member countries of the European Union agreed to adopt the European Currency Unit (the "Euro") as the common legal currency. On that same date they established fixed conversion rates between their existing sovereign currencies and the Euro. This establishment of the Euro should not have any significant impact on Polycom since a substantial majority of the Company's international sales has been denominated in U.S. currency.

COST OF NET REVENUES

         Cost of net revenues consists primarily of contract manufacturer costs including material and direct labor, Polycom's manufacturing organization, tooling depreciation, warranty expense and an allocation of overhead expenses. The cost of net revenues represented 49% of net revenues in 1998 compared to 54% in 1997. This improvement in cost over 1997 is attributable to a more favorable product mix, royalty revenues with no associated costs, favorable material price improvements and favorable manufacturing variances related to increased production levels. When comparing 1997 to 1996, the cost of net revenues represented 54% of net revenues in 1997 versus 48% in 1996. The increase in cost of net revenues percentage is primarily attributable to the 37% SoundStation price reduction implemented in North America in January 1997 and the 30% SoundStation price reduction implemented in the international regions in April 1997. Also, the costs associated with transitioning the SoundStation and Premier product manufacturing to Celestica, formerly IMS, in Thailand and the introduction of a lower margin audio product contributed to the higher 1997 cost of net revenues percentage. These increases were offset by the revenue received under the First Agreement with 3M, which had very low associated costs.

         Forecasting future gross margin percentages is difficult. Polycom expects that the overall cost of net revenues percentage will remain at current levels in 1999; however, there can be no assurances that this will happen. For example, uncertainties surrounding competition, changes in technology, changes in product mix, the royalty revenue stream, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs, and timing of sales within each quarter of 1999 can cause the cost of net revenues percentage to fluctuate significantly. Additionally, gross margins associated with the ShowStation IP and the SoundPoint Pro are lower than the targeted gross margins of the total product portfolio, yet the gross margins for the WebStation are closer to the targeted gross margins. The contribution of these products in 1999 can have a significant impact on the Company's overall gross margins. There can be no assurances on achieving profitability targets due to these and other uncertainties.

         Polycom's historical price reductions have been driven by Polycom's desire to expand the market for its products, and Polycom may further reduce prices or introduce new products that carry higher costs in order to further expand the market or to respond to competitive pricing pressures. There can be no assurance that such actions by Polycom will expand the market for its products or be sufficient to meet competitive pricing pressures. In the future, the cost of net revenue percentage may be affected by price competition and changes in unit volume shipments, product cost and warranty expenses. The cost of net revenues percentage may also be impacted by the mix of distribution channels used by Polycom, the mix of products sold and the mix of international versus North American revenues. Polycom typically realizes lower cost of net revenue percentages on direct sales than on sales through indirect channels. If sales through resellers, especially OEMs, increase as a percentage of total revenues, Polycom's cost of net revenues percentage would be materially adversely impacted.

SALES AND MARKETING EXPENSES

                                                                                  Increase (Decrease)
                                        Year End December 31,                       From Prior Year
                                   -------------------------------                -------------------
         Dollars in Thousands       1998         1997        1996                  1998         1997
         --------------------      -------------------------------                -------------------
         Expenses                  $21,893     $13,106      $9,095                  67%          44%

         % of Net Revenues           20%         28%          25%                   (8%)          3%

         The increase in sales and marketing expenses in absolute dollars in 1998 over 1997 was primarily related to increased investment in the videoconferencing sales effort. As mentioned previously, the Company only began selling the ViewStation products in 1998 and, consequently, had little sales and marketing expense in 1997 associated with these products. Additionally, increases in the audioconferencing sales efforts in 1998 have also contributed to the overall increase over 1997. When comparing 1997 to 1996, the sales and marketing expense increase was related to the launch of Polycom's dataconferencing and videoconferencing products.

       The Company expects to continue to increase its sales and marketing expenses in absolute dollar amounts in an effort to expand North American and international markets, market new products and establish and expand distribution channels. In particular, due to the innovative nature of the ShowStation IP, WebStation, ViewStation products and MeetingSite product, the Company believes it will be required to incur significant additional expenses for sales and marketing, especially advertising, to educate potential customers as to the desirability of these products. In addition, the Company is currently making a significant investment in the European market which will decentralize the marketing and sales effort for this region, thereby, increasing the absolute dollars spent in this area. Also, the launch of the MeetingSite product, a Multipoint Conferencing Unit (MCU) product, which provides connectability for large multipoint videoconference calls, will cause an increase in the Company's sales and marketing expenses. Additionally, this MCU market is new for Polycom and significant investments may need to be made to become successful. Further, Polycom is currently expanding the service organization to provide expanded and improved support for its video, data and multipoint conferencing products which will increase the Company's sales and marketing expenses.

RESEARCH AND DEVELOPMENT EXPENSES

                                                                                  Increase (Decrease)
                                         Year End December 31,                      From Prior Year
                                   --------------------------------               -------------------
         Dollars in Thousands       1998         1997        1996                 1998         1997
         --------------------      --------------------------------               -------------------
         Expenses                 $ 13,862     $ 16,560     $ 7,893               (16%)         110%

         % of Net Revenues           12%         36%          21%                 (24%)          15%

         Research and development expenses consist primarily of compensation costs, consulting fees, an allocation of overhead expense, supplies and depreciation. The expense decrease in 1998 when compared to 1997 was primarily attributable to higher development expenses for the ShowStation IP and ViewStation products in 1997 which resulted in the initial launch of these products in early 1998. For the remainder of 1998, the development charges for these products normalized. These decreases were offset somewhat by increases related to the audioconferencing product line. The increase in dollar amount in research and development expenses in 1997 over 1996 was primarily attributable to increased staffing and associated support required to expand and enhance Polycom's dataconferencing and videoconferencing product lines. As of December 31, 1998, all research and development costs have been expensed as incurred.

       The Company believes that technological leadership is critical to its success and is committed to continuing a high level of research and development. Consequently, the Company intends to increase its research and development expenses in absolute dollars in the future.

GENERAL AND ADMINISTRATIVE EXPENSES

                                                                                  Increase (Decrease)
                                         Year End December 31,                      From Prior Year
                                   --------------------------------               -------------------
         Dollars in Thousands       1998         1997        1996                 1998         1997
         --------------------      --------------------------------               -------------------
         Expenses                  $ 5,130     $ 6,781      $ 2,198               (24%)         209%

         % of Net Revenues           5%          15%          6%                  (10%)           9%

       General and administrative expenses consist primarily of compensation costs, an allocation of overhead expense, and outside legal and accounting expenses. The decrease in general and administrative expenses in 1998 when compared to 1997 is due to lower legal expenses associated with the VTEL and Datapoint lawsuits. This decrease was offset by increases related to increased staffing and infrastructure to support the Company's growth. Additionally, during the third quarter of 1998, the Company reversed a contingency reserve associated with the Datapoint litigation which was resolved favorably during the quarter. The increase in dollar amount in 1997 over 1996 was primarily due to increased staffing, including the hiring of a president at the beginning of 1997, to support Polycom's growth.

       The Company believes that its general and administrative expenses will increase in absolute dollar amounts in the future primarily as a result of expansion of the Company's administrative staff and costs related to supporting a larger company. These additional charges include expenses related to a new information system and infrastructure charges related to the investments being made in Europe.

ACQUISITION EXPENSES

       The Company incurred expenses totaling $0.2 million and $0.6 million in 1998 and 1997, respectively, related to the acquisition of ViaVideo. A significant portion of these charges was for outside legal, accounting and consulting services. Management does not anticipate any further material ViaVideo acquisition related expenses; however, there can be no assurances that other expenses related to acquisition activity will not be incurred or, if incurred, will not be material.

OTHER INCOME AND EXPENSE AND PROVISION FOR INCOME TAXES

         Interest income consists of interest earned on Polycom's cash and cash equivalents and short-term investments. Interest expense is from Polycom's bank debt facilities. Interest income, net of interest expense was $0.9 million, $1.2 million and $0.8 million for 1998, 1997, and 1996, respectively. The fluctuations in interest income, net are due primarily to changes in average cash balances throughout the year.

         Polycom accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." In 1998, 1997 and 1996, Polycom's provision for income taxes was $1.7 million, $0.2 million and $0.1 million, respectively. The provision for income taxes in 1997 and 1996 were primarily for federal alternative minimum and certain foreign taxes.

         As of December 31, 1998, Polycom had approximately $7.3 million in federal net operating loss carryforwards and $0.4 million in federal tax credit carryforwards as well as other deferred tax assets arising from timing differences. Polycom has established a valuation allowance against a portion of these deferred tax assets due to the uncertainty surrounding the realization of such assets given the company's only recent return to profitability, the strong competition from PictureTel, the largest competitor in the videoconferencing market, and the lack of backlog in the sales cycle. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance and, accordingly, the valuation allowance may change based upon the Company's financial performance and market condition. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced. See Note 12 of Notes to Consolidated Financial Statements.

YEAR 2000

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". As a result, in less than one year, computer systems and/or software products used by many companies may need to be upgraded to comply with such Year 2000 requirements. The Company is currently expending resources to review its internal use software in order to identify and modify those systems that are not Year 2000 compliant. The Company's products and services have already been reviewed and certified to be Year 2000 compliant. The costs associated with this effort may be incremental to the Company and also represent a reallocation of existing resources. In addition, the Company has initiated a project to replace its current internal business information system. While this effort will also address the Year 2000 issues of the legacy system, this internal system implementation effort is principally being conducted to improve operating efficiencies.

         Polycom takes seriously the potential issues that could arise due to the Year 2000 impact on internal systems, facilities, and its suppliers. In connection with the Year 2000 initiative, the Company is working to assure that its internal systems, facilities, and suppliers are Year 2000 compliant in advance of January 1, 2000. The schedule for this program and percentage of tasks complete are as follows:

                                                          %        Scheduled
        Year 2000 Initiative Phases                   Complete     Completion
        ---------------------------                   --------     ----------
        Conduct inventory                               100%         10/1/98
        Survey suppliers                                100%         2/15/99
        Assess Year 2000 compliance                      75%         3/31/99
        Develop action & contingency plans               12%         5/30/99
        Assess need to implement contingencies            0%         6/30/99
        Complete upgrades & replacements                  0%        10/15/99

         The results of our assessments to date are that 100% of Polycom product are Year 2000 Compliant. Of the inventoried internal systems, 42% are Year 2000 Compliant, 26% require an upgrade, 7% require replacement, and 25% require completion of the assessment.

         Because the Company is in the early phases of its Year 2000 initiative, the efforts required to become Year 2000 compliant have not been fully identified. Therefore, the Company does not know the total costs associated with correcting the Year 2000 problem. The Company believes; however, that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to Year 2000 compliance issues. Costs related to the Year 2000 issue incurred to date have been insignificant (less than $30,000) and have been expensed as incurred. A budget of $150,000 was established for software and hardware upgrades, while the replacement of the internal business information system is funded under a separate budget. All other costs associated with the Year 2000 project will be expensed as incurred. Additionally, the Company expects to fund the Year 2000 project through cash generated from operations. However, since the assessment process is ongoing, the Year 2000 complications are not fully known, and potential liability issues are not clear, the full potential impact of the Year 2000 on the Company is not known at this time.

         As mentioned above, Polycom has begun efforts on a business systems replacement project. The new system, which will make the Company's business computer systems fully Year 2000 compliant, is scheduled for completion by the end of 1999. A contingency plan has been developed to make the systems that are scheduled to be replaced Year 2000 compliant. A decision to implement the contingency plan would be made no later than the middle of 1999, with completion by the end of 1999. This contingency plan would be invoked if it is determined that any material risk exists that the business systems replacement project would slip beyond the end of 1999.

         To date, no significant projects have been delayed due to the Year 2000 project. It is not expected that any significant project will be delayed in the future if the current Year 2000 plan meets the compliance objectives and does not significantly change. However, if events occur that require the Company to implement its Year 2000 contingency plan, the new business system implementation may be delayed three to six months which is not expected to have a material impact on the Company.

         Polycom is highly dependent on the performance of services by key suppliers, such as the Company's banking institutions, manufacturing partners, and communications suppliers. Due to the general uncertainty of the Year 2000 readiness of suppliers' services, the Company is unable to determine at this time whether there is any risk associated with the Year 2000 readiness of the Company's suppliers. The consequences of Year 2000 failures on the part of said suppliers would have a material adverse affect on the Company's results of operations, liquidity or financial condition.

         It is unlikely that a failure to correct a material year 2000 problem will result in an interruption, or a failure, of certain normal business activities or operations. Although significant efforts would be required, any Year 2000 problem in business activities or operations could be accommodated through manual efforts in the short term. The Company believes that with the completion of the Year 2000 Compliance Project and the implementation of new business systems as scheduled, the possibility of significant interruptions of normal operations should be reduced. However, if the Company's assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of the key factors associated with the Company's efforts to comply with Year 2000 requirements, then the Company's results from operations, liquidity or financial position could be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE YEARS ENDED DECEMBER 31, 1998

         As of December 31, 1998, Polycom's principal sources of liquidity included cash and cash equivalents of $17.5 million and short-term investments of $5.5 million. Additionally, the Company established a $5.0 million revolving bank line of credit from Silicon Valley Bank. This line of credit allows for an additional facility of $5.0 million available upon request by the Company and contingent upon payment of associated fees. The line of credit facility contains provisions that require the maintenance of certain financial ratios and profitability requirements. As of December 31, 1998, Polycom was in compliance with these covenants. See Note 9 of Notes to Consolidated Financial Statements.

         Polycom used cash in operating activities totaling $0.5 million, $8.7 million, and $2.5 million for the years ended 1998, 1997, and 1996, respectively. The improvement in cash from operating activities in 1998 over 1997 was due primarily to the improvement in net income before non-cash items and a smaller increase in accounts payable and accrued liabilities, offset somewhat by the growth in receivables and inventory. When comparing 1997 to 1996, the decline in cash from operating activities was due to the net loss before considering non-cash items compared to net income in 1996, offset somewhat by the increase in accounts payable and accrued liabilities.

         The total net change in cash and cash equivalents for 1998 was an increase of $5.1 million. The primary sources of cash were $11.9 million proceeds from issuance of stock, mainly from the purchase of stock worth $7.6 million by 3M. The primary uses of cash during 1998 were purchases of property, plant and equipment of $5.4 million and cash used in operating activities of $0.5 million. The use of cash in operating activities was primarily the result of higher accounts receivable, due to a larger portion of revenue realized at the end of the year and higher inventory levels. This was offset somewhat by a positive net income before considering non-cash expenses such as depreciation and higher accounts payable and accrued liabilities.

         The Company's material commitments consist of obligations under its revolving bank line of credit, operating leases and a $300,000 stand-by letter of credit which has been issued to guarantee certain of the Company's contractual obligations. The Company also maintains, from time to time, commercial letters of credit as payments for the importation of certain products. The amounts do not exceed $100,000 and are outstanding less than 120 days. See Notes 8 and 9 of the Notes to Consolidated Financial Statements.

         The Company believes that its available cash, cash equivalents, short-term investments and bank line of credit will be sufficient to meet the Company's operating expenses and capital requirements through at least December 31, 1999. However, it cannot be determined with any degree of certainty how successful the Company will be at growing the market for its products, if at all. If there is substantial growth and, as a result, the Company goes beyond current acceptable liquidity levels, or if the financial results were to violate the financial covenants of the bank line of credit, Polycom may require additional funds to support its working capital requirements or for other purposes, such as acquisitions or competitive reasons, and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive. The Company's future liquidity and cash requirements will depend on numerous factors, including introduction of new products and potential acquisitions of related businesses or technology.


RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1998, American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP No. 98-1 will have a material impact on its consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company is required to adopt SFAS 133 in fiscal 2000. SFAS 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company has not yet determined what the effect SFAS 133 will be on the operations and financial position of the Company.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

         Polycom's net revenues have grown primarily through increased market acceptance of its established SoundStation, SoundStation Premier and the initial acceptance of the ViewStation product lines, other new product introductions and through the expansion of Polycom's North American and International distribution networks. While Polycom has experienced growth in net revenues in recent quarters, it does not believe that the historical growth rates in net revenues will be sustainable nor are they indicative of future operating results. For example, Polycom believes that the 37% price reduction in the North American list price of its SoundStation product line, effective December 1996 for resellers and January 1997 for end-user customers, and the 30% price reduction for SoundStation products sold internationally effective April 1997, negatively impacted Polycom's net revenues and profitability in 1997. Additionally, the Company lowered the price of the ShowStation IP 23% effective March 1999 due to market acceptance issues for this product. Further, recent growth rates of audio and video product sales out from the sales channels to end-users have been significant. Future growth rates may not achieve these levels of success which would have a material adverse affect on Polycom's revenue growth and profitability.
Polycom believes that profitability could continue to be negatively affected in the future as a result of several factors including low to negative gross margins for the ShowStation IP and continuing competitive price pressure in the conferencing equipment market. Although price reductions have been driven by Polycom's desire to expand the market for its products, and Polycom expects that in the future it may further reduce prices or introduce new products that carry lower margins in order to further expand the market or to respond to competitive pricing pressures, there can be no assurance that such actions by Polycom will expand the market for its products or be sufficient to meet competitive pricing pressures. Additionally, if the WebStation product materially negatively affects the future sales of the ShowStation IP, the Company's total revenue could be significantly adversely affected and it could create an excess and obsolescence issue concerning the ShowStation IP inventory which could materially adversely affect the Company's profitability. Similarly, if the SoundPoint Pro product materially negatively affects the future sales of the SoundPoint product, the Company's total revenue could be significantly adversely affected and it could create an excess and obsolescence issue concerning the SoundPoint inventory which could materially adversely affect the Company's profitability. In addition, costs related to the merger with ViaVideo, and its integration into Polycom, and expense growth related to the activities of the combined entities could negatively impact future profitability. Further, costs related to the introduction of the new ShowStation IP, ViewStation, SoundStation Satellite, WebStation, MeetingSite and SoundPoint Pro products could also negatively impact future profitability. Also, the impacts of pending or future litigation against Polycom or ViaVideo, including the suit filed by VTEL against ViaVideo, as mentioned in Polycom's Form 8-K filed on September 9, 1997, beyond that already provided in the Company's balance sheet as of December 31, 1998, are difficult to predict at this time. Further, Polycom's limited operating history and limited resources, among other factors, make the prediction of future operating results difficult, if not impossible.

         In the past Polycom has experienced delays from time to time in the introduction of certain new products and enhancements and believes that such delays may occur in the future. For instance, the introduction of ShowStation was delayed by approximately eighteen months from the originally anticipated date of introduction because of unforeseen technical challenges and difficulties in building core technologies and, for approximately nine weeks in the first quarter of 1996, shipments were interrupted in order to correct software and other technical problems identified by initial customers. In addition, SoundStation Premier first customer shipments were delayed from its original shipment target of September 1996 to November 1996 and ShowStation IP was delayed from its original shipment target of September 1997 to its first customer shipment date of March 1998 due to engineering and manufacturing start-up issues. Polycom also experienced delays in introducing the WebStation and ViewStation MP in 1998 from their original expected release dates. Any similar delays in the future could have a material adverse effect on Polycom's results of operations.

         Polycom's operating results have fluctuated in the past and may fluctuate in the future as a result of a number of factors, including market acceptance of ViewStation, SoundPoint Pro, WebStation, ShowStation IP, MeetingSite and other new product introductions and product enhancements by Polycom or its competitors, the prices of Polycom's or its competitors' products, the mix of products sold, the mix of products sold directly and through resellers, fluctuations in the level of international sales, the cost and availability of components, manufacturing costs, the level and cost of warranty claims, changes in Polycom's distribution network, the level of royalties to third parties and changes in general economic conditions. In addition, competitive pressure on pricing or demand levels in a given quarter could adversely affect Polycom's operating results for such period, and such price pressure over an extended period could materially adversely affect Polycom's long-term profitability. Polycom's ability to maintain or increase net revenues will depend upon its ability to increase unit sales volumes of the SoundStation, SoundStation Premier and SoundPoint families of products, the ShowStation and WebStation line of products, the ViewStation product line, and any new products or product enhancements. There can be no assurance that Polycom will be able to increase unit sales volumes of existing products, introduce and sell new products or reduce its costs as a percentage of net revenues.

         In 1998, Polycom began marketing and selling its MeetingSite product which is a multipoint conference product manufactured by Lucent Technologies. Because Polycom is reselling Lucent's product, the gross margins for this business are significantly lower than the rest of Polycom's product portfolio. Additionally, this product is new for Polycom and significant investments in marketing, sales, service and other areas may need to be made to successfully sell this product. There can be no guarantee that the MCU business will ever be profitable.

         Polycom typically ships products within a short time after receipt of an order and historically has no material backlog and backlog fluctuates significantly from period to period. As a result, backlog, at any point in time, is not a good indicator of future net revenues and net revenues for any particular quarter cannot be predicted with any degree of accuracy. Accordingly, Polycom's expectations for both short- and long-term future net revenues are based almost exclusively on its own estimate of future demand and not on firm customer orders. In addition, Polycom typically receives orders and ships a substantial percentage of the total products sold during a particular quarter in the last few weeks of the quarter. Often these orders consist of distributor stocking orders and, typically each quarter, Polycom has provided special incentives for distributors to purchase more than the minimum quantities required under their agreements with Polycom.
Additionally, a majority of Polycom's net revenues are from sales to resellers who sell the products through to end users. If these resellers are unable to sell through their inventory of Polycom products in a given quarter, it could affect the volume of Polycom's sales to these resellers in future quarters. This is especially true for new product channel shipments, such as the ViewStation 512, ViewStation V.35, ViewStation MP and WebStation shipments, in the fourth quarter of 1998. Further, Polycom depends significantly on sales to resellers, many of whom are undercapitalized yet carry multiple Polycom product lines. Failure of these business to establish and sustain profitability could significantly affect future revenue levels for Polycom. Also, since a substantial portion of Polycom's orders are received and shipped within the last few weeks of a quarter, should Polycom, its supplier or major customers be subject to a business interruption, for example, a natural disaster, during the last few weeks of a quarter, it would have a material adverse impact on Polycom's results of operations or financial condition. As a result of these and other factors, Polycom has been uncertain, throughout most of each quarter, as to the level of revenues it will achieve in the quarter and the impact that distributor stocking orders will have on revenues and profitability in that quarter and subsequent quarters. In addition, because a substantial percentage of product sales occur at the end of the quarter, product mix and, therefore, profitability is difficult, if not impossible, to predict. The Company depends on these third-party resellers for a substantial portion of its revenue. Certain of these third-party resellers also act as resellers for competitors of the Company that can devote greater effort and resources to marketing competitive products. The loss of certain of these third-party resellers could have a material adverse effect on the Company's business and results of operations. Further, there can be no guarantee that Polycom's contract manufacturers will be able to meet product demand before any given quarter ends. Polycom anticipates that this pattern of sales may continue in the future with the exception that the Company may reduce and ultimately eliminate the end-of-quarter incentives offered to distributors. If the Company chooses to eliminate or reduce stocking incentive programs, quarterly revenue may be materially adversely affected. Expense levels are based, in part, on these estimates and, since Polycom is limited in its ability to reduce expenses quickly if orders and net revenues do not meet expectations in a particular period, operating results would be adversely affected. In addition, a seasonal demand appears to have developed for Polycom's products particularly evident in a lag in demand during the summer months. Due to all of the foregoing factors, it is likely that in some future quarter or quarters Polycom's operating results will be materially below the expectations of public market analysts and investors. In such event, the price of Polycom's common stock would likely be materially adversely affected.

         Polycom has various OEM agreements with some major telecommunications equipment manufacturers whereby Polycom manufactures its products to work with the equipment of the OEM partner. These partnerships can create channel conflicts with other Polycom distributors who directly compete with Polycom's OEM partner, which could adversely affect revenue from such non-OEM channels. Additionally, Polycom has its own direct sales organization which could at times compete with other Polycom resellers for national account, government or other business. Because many of the Company's distributors also sell equipment that competes with the Polycom product lines, the distributors could devote more attention to the other product lines which could materially adversely affect the Company's profitability. Further, other channel conflicts could arise which cause distributors to devote resources to other non-Polycom conferencing equipment thereby materially adversely affecting Polycom's financial position or results of operations.

       The Company has several distribution and marketing agreements with 3M whereby 3M purchases video and data products from Polycom and provides a royalty revenue stream for Polycom. If 3M is unsuccessful in the videoconferencing and dataconferencing equipment business, it would significantly reduce the amount of product they purchase from Polycom and the royalty revenue stream associated with it. This could materially adversely affect future profitability for Polycom.

       Polycom experienced significant revenue growth in 1998. This growth was due in large part to new product introductions in the videoconferencing product line. In fact, each quarter of 1998 had a major new video product introduction which significantly contributed to the revenue growth. Although new product releases are planned for 1999 there can be no assurance that releases will happen when planned or that they will happen at all. Additionally, there can be no guarantee that any new product introductions in 1999 will produce the revenue growth experienced in 1998.

         In 1999, Polycom will make a significant investment in Europe to expand its business in this region. In Europe, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe and other international regions grow as a percentage of Polycom's total revenues, accounts receivable balances will likely increase over previous years. Additionally, sales in the videoconferencing product market typically have longer payment periods over Polycom's traditional experience in the audioconferencing market. Therefore, as Polycom sells more video products as a percentage of its revenue, accounts receivable balances will increase over previous experience. These increases will cause Polycom's days sales outstanding (DSO) to increase over prior years and will negatively affect future cash flows.

         During the third quarter of 1998, the Company traded $1.1 million of SoundPoint inventory for barter trade credits. These trade credits are convertible into a variety of goods or services, but the Company believes that a majority of them will be used for media advertising. No revenue was recorded on this transaction and it had no impact on net income. As of December 31, 1998, the trade credits are classified as a prepaid asset at their net realizable value which approximates the original value of the inventory. The credits have no expiration date. If the Company subsequently determines that it cannot utilize these trade credits, it could have a material adverse impact on its profitability.

         The markets for videoconferencing products are characterized by changing technology, evolving industry standards and frequent new product introductions. The success of Polycom's new ViewStation products is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of Polycom's competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with ISDN compatibility, reseller training, technical and sales support as well as field support are also factors that may affect the Company's success in this market. Further, the shift of communications from the circuit-switched to IP network over time may require Polycom to add new resellers and gain new core technological competencies. Polycom is attempting to address these needs and the need to develop new products through its internal development efforts and joint developments with other companies. There can be no assurance that Polycom will successfully identify new videoconferencing product opportunities and develop and bring new videoconferencing products to market in a timely manner, or that videoconferencing products and technologies developed by others will not render Polycom's ViewStation products or technologies obsolete or noncompetitive. The failure of Polycom's new videoconferencing products development efforts would have a material adverse effect on Polycom's business, financial condition and results of operations.

         Polycom subcontracts the manufacture of its SoundStation, SoundStation Premier, SoundPoint Pro and ViewStation product families to Celestica, Inc., a global third-party contract manufacturer. Polycom uses Celestica's Thailand facilities and should there be any disruption in supply due to recent economic and political difficulties in Thailand and Asia, such disruption would have a material adverse effect on Polycom's business, financial condition and result of operations. In addition, operating in the international environment exposes Polycom to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences all of which could have a material adverse effect on Polycom's business, financial condition and results of operations. Further, Celestica recently merged operations with International Manufacturing Services, Inc. ("IMS"), the company with which Polycom had the original contracted manufacturing relationship. The impact of this merger agreement on Polycom is currently unknown but could have a material adverse impact on Polycom's business, financial condition or results of operations.

       The Company operates in a high technology market which is subject to rapid and frequent technology changes. These technology changes can and do often render existing technologies obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the existing inventory can not be sold at or above net realizable value. This situation occurred for the original ShowStation product and during the third quarter of 1998, Polycom wrote-down an additional $1.5 million related to the loss in value associated with this inventory. There can be no guarantee that this situation will not occur again for any product in Polycom's inventory.

       Polycom completed the acquisition of ViaVideo Communications, Inc. on January 2, 1998. Polycom acquired ViaVideo with the expectation that the acquisition would result in operating and strategic benefits, including operating cost reductions and product development, marketing and sales synergies. Although there have not been material difficulties to date, if outstanding merger related issues are not successfully addressed in a coordinated, timely and efficient manner, Polycom's business, financial condition and results of operations would be materially adversely effected. The integration of ViaVideo's product offerings and operations with Polycom's product offerings and operations and the coordination of video sales and marketing efforts with those of Polycom require substantial attention from management. The diversion of the attention of management and any difficulties encountered in the transition process could have a material adverse affect on Polycom's business, financial condition or results of operations. The difficulties of assimilation may be increased by the necessity of integrating personnel with disparate business backgrounds and combining two different corporate cultures. In addition, the process of combining the two organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses, which could have an adverse effect on the combined operations. As a result of the acquisition, Polycom's operating expenses have significantly increased in absolute dollars. Should future expected revenues from ViaVideo products not occur, or occur later or in an amount less than expected, the higher operating expenses could have a material adverse affect on the business, financial condition or results of operations of Polycom. Failure to achieve the anticipated benefits of the acquisition or to successfully integrate the operations of the companies could have a material adverse effect upon the business, operating results or financial condition of Polycom. Additionally, there can be no assurance that Polycom will not incur additional material charges in future quarters to reflect additional costs associated with the acquisition.

         Polycom currently has agreements with certain videoconferencing equipment providers whereby these equipment suppliers resell Polycom's SoundPoint PC products along with their videoconferencing products. Polycom and these equipment suppliers are competitors in the conferencing market and, as such, there can be no assurance that they will enter into future agreements to resell or supply any of the Company's new or enhanced conferencing products. Further, certain current Polycom video products and other video products under development at Polycom are directly competitive with the products of these suppliers, and thus competition between Polycom and the other suppliers is likely to increase, resulting in a strain on the existing relationship between the companies. If this occurs, it could limit the potential contribution of these relationships on the financial results of operations of Polycom.

         The Company's overall business grew significantly in 1998. This level of growth, if it persists, could cause strains on the normal business processes and infrastructure of the Company. If Polycom does not manage this growth through resource additions such as headcount and capital, in a timely and efficient manner, future growth and profitability will likely be significantly negatively affected. There can be no assurances that resources will be available when the Company needs them or that capital will be available to fund these resource needs.

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

         The stock market may from time to time experience extreme price and volume fluctuations. Many technology companies, such as Polycom, have experienced such fluctuations. In addition, Polycom's stock price may be affected by general market conditions and domestic and international macroeconomic factors unrelated to the Company's performance. Often such fluctuations have been unrelated to the operating performance of the specific companies. The market price for Polycom's common stock may experience significant fluctuations in the future.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Polycom's exposure to market risk for changes in interest rates relates primarily to its investment portfolio and bank borrowings. Polycom does not use derivative financial instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments with an original maturity of generally less than one year.

         Polycom is subject to fluctuating interest rates that may impact, adversely or otherwise, its results of operations or cash flows for its variable rate bank borrowings, available-for-sale securities and cash and cash equivalents.

         The table below presents principal amounts and related weighted average interest rates by year of maturity for Polycom's investment portfolio and debt obligations:

As of December 31, 1998:

                                              Expected Maturity
                                    1999       2000        2001       Total
                                    ----       ----        ----       -----
                                    (in thousands, except interest rates)
ASSETS
Cash and cash equivalents          17,548       ---         ---      17,548
   Average interest rates            3.16%      ---         ---        3.16%
Investments                         5,483       ---         ---       5,483
   Average interest rates            5.33%      ---         ---        5.33%
LIABILITIES
Bank line of credit                   ---       ---         ---         ---
   Average interest rates            7.75%      ---         ---        7.75%

The estimated fair value of Polycom's cash and cash equivalents approximates the principal amounts reflected above based on the short maturities of these financial instruments. The estimated fair value of Polycom's debt obligations approximates the principal amounts reflected above based on rates currently available to Polycom for debt with similar terms and remaining maturities.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) DIRECTORS - The information required by this item is included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

(b) EXECUTIVE OFFICERS - The executive officers of the Company, and their ages, as of March 12, 1999 are as follows:

             NAME              AGE                   POSITION
             ----              ---                   --------
Brian L. Hinman*                37   Chairman of the Board of Directors

Robert C. Hagerty*              47   President, Chief Executive Officer and
                                     Director

Michael R. Kourey*              39   Senior Vice President, Finance and
                                     Administration, Chief Financial Officer,
                                     Secretary and Director

Dale A. Bastian                 45   Senior Vice President, Worldwide Sales and
                                     Service

Ardeshir Falaki                 40   Senior Vice President and General Manager,
                                     Dataconferencing Products

Alan D. Hagedorn                51   Senior Vice President, Manufacturing

Craig B. Malloy                 37   Senior Vice President and General Manager,
                                     Videoconferencing Products

Rose M. Rambo                   48   Senior Vice President and General Manager,
                                     Audioconferencing Products

------------------------
* Member of the Board of Directors.

         BRIAN L. HINMAN is a founder of the Company and serves as the Chairman of the Board of Directors. Also, until July 1998, Mr. Hinman served as the Chief Executive Officer. Mr. Hinman co-founded PictureTel Corporation, a leading manufacturer of videoconferencing equipment, in August 1984. At PictureTel, he served as the Vice President of Engineering from August 1984 until January 1991 and as a member of the Board of Directors from August 1984 to December 1989. He is a co-founder and director of the International Multimedia Teleconferencing Consortium, Inc. which is dedicated to the International Telecommunications Union standards of H.320 and T.120 for video and dataconferencing. Mr. Hinman holds eight U.S. patents in the conferencing field. Mr. Hinman also holds a B.S.E.E. from the University of Maryland and an S.M.E.E. from Massachusetts Institute of Technology.

         ROBERT C. HAGERTY joined the Company in January 1997 as President and Chief Operating Officer and as a member of the Board of Directors. In July 1998, Mr. Hagerty was appointed the role of President and Chief Executive Officer. Prior to joining Polycom, Mr. Hagerty served as president of Stylus Assets, Ltd., a developer of software and hardware products for fax, document management and Internet communications. He also held several key management positions with Logitech, including Operating Committee Member to the Office of the President, and Senior Vice President/General Manager of Logitech's retail division and worldwide operations. In addition, Mr. Hagerty's career history includes positions as Vice President, High Performance Products for Conner Peripherals, Director of Manufacturing Operations and General Manager for Signal Corporation, and Operations Manager for Digital Equipment Corporation. Mr. Hagerty holds a B.S. in Operations Research and Industrial Engineering from the University of Massachusetts, and an M.A. in Management from St. Mary's College of California.

         MICHAEL R. KOUREY joined Polycom in July 1991 and served as the Company's Senior Vice President, Finance and Operations until January 1995.
He assumed the additional roles of Secretary and Treasurer in June 1993.
Since January 1995, Mr. Kourey has served as Senior Vice President, Finance and Administration and Chief Financial Officer of the company. In January 1999, Mr. Kourey became a member of the Board of Directors. Prior to joining
Polycom, he was Vice President, Operations of Verilink, a leading supplier of T1 telecommunications equipment. He brings over 18 years experience in high-technology finance and manufacturing management to Polycom. Mr. Kourey holds a B.S. in Managerial Economics from the University of California, Davis, and an M.B.A. from the University of Santa Clara.

         DALE A. BASTIAN joined the Company in July 1997 as Senior Vice President, Worldwide Sales and Service. Before joining Polycom, Mr. Bastian served as Vice President, Sales and Marketing for Allen Telecom Group.

Previously, Mr. Bastian also held posts as Vice President of Sales for Rose Communications and Digital Sound Corporation, as well as sales management positions with Commterm Corporation, Code-A-Phone Corporation and Sony Corporation. He brings over 17 years of sales experience in the telecommunications to his position at Polycom. Mr. Bastian holds a B.B.A. in Management from Ohio University.

         ARDERSHIR FALAKI joined the Company in April 1996, as Vice President, Dataconferencing Engineering. In January 1998 he was promoted to Senior Vice President and General Manager, Dataconferencing Products. Mr. Falaki was formerly Director of Performance Systems for PictureTel Corporation, a leading videoconferencing provider. Previously, he held a variety of key engineering, sales and marketing positions at PictureTel. Before joining PictureTel, Mr. Falaki served in various engineering positions at Siemens Energy and Automation, Inc. Mr. Falaki brings over 8 years of conferencing development experience to Polycom. Mr. Falaki holds a B.S.E.E. from Northeastern University and participated in graduate studies in electrical engineering and physics at the University of Massachusetts, Dartmouth.

         ALAN D. HAGEDORN joined the Company in September 1996 as the Senior Vice President, Manufacturing. Mr. Hagedorn was formerly Vice President of Manufacturing for Amati Communications, Inc., a leading developer of advanced transmission equipment. Prior to that, he served as Vice President of Manufacturing for Network Computing Devices, Inc. and has held senior manufacturing positions with companies including PRIAM, Inc. and Anicon, Inc. Mr. Hagedorn brings over 25 years of experience in high tech manufacturing to his position at Polycom. Mr. Hagedorn holds a B.A. in Management from California State University, Fullerton.

         CRAIG B. MALLOY joined the Company in January 1998 as Senior Vice President and General Manager, Videoconferencing Products. Mr. Malloy co-founded ViaVideo Communications, Inc. in 1996. Prior to founding ViaVideo, Mr. Malloy served in various marketing management roles at VTEL, including Manager of Product Marketing and Director of Commercial Analysis. Mr. Malloy also held marketing and manufacturing management positions with Baxter Healthcare and Pfizer-Shiley, and served as a lieutenant in the U.S. Navy. Mr. Malloy holds a B.S. degree in Political Science from the United States Naval Academy and a M.B.A. degree from the University of California, Los Angeles.

         ROSE M. RAMBO joined the Company in January 1998 as Senior Vice President and General Manager, Audioconferencing Products. Ms. Rambo comes to Polycom from Siemens Corporation, where she most recently served as Director of Siemens' small and medium switching business unit in the U.S. During her tenure at Siemens, Ms. Rambo also held a number of other key positions, including Director of Product Management and Brand Manager, among others. Ms. Rambo brings nearly 20 years of experience in the telecommunications industry to her position with Polycom. Ms. Rambo holds a Bachelor of Arts degree from Oberlin College, and a Master of Science in Industrial Administration from Carnegie Mellon University.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is included under the caption "Executive Compensation and Related Information" in the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT

         The information required by this item is included under the captions "Ownership of Securities" in the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is included under the captions "Certain Transactions" in the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K.

(a) The following documents are filed as part of this Report:

1.       Financial Statements. (see Item 8 above)

         Polycom, Inc. Consolidated Financial Statements as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998.

2. Financial Statement Schedule. (see Item 8 above) The following Financial Statement Schedule of the Registration is filed as part of this Report:

         Schedule II - Valuation and Qualifying Accounts.

         Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.       Exhibits.

              The following Exhibits are filed as part of, or incorporated by reference into, this Report:

                     EXHIBIT NO.                  DESCRIPTION
                     -----------                  -----------
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

                             3.1    Amended and Restated Certificate of
                                    Incorporation of Polycom, Inc. (which is incorporated herein by reference to
                                    Exhibit A to the Registrant's Definitive
                                    Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 21, 1998).

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

                             4.4 Preferred Shares Rights Agreement dated as of July 15, 1998, between Polycom, Inc.
                                    and BankBoston N.A., including the
                                    Certificate of Designation, the form of
                                    Rights Certificate and the Summary of
                                    Rights Attached thereto as Exhibits A, B and C, respectively (which is incorporated herein by reference to Exhibit 1 to the Registrant's Form 8-A filed with the Securities and Exchange Commission on July
                                    22, 1998).

                            10.1 Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (which is incorporated herein by reference to
                                    Exhibit 10.1 to the Registrant's 1996
                                    S-1).

                     EXHIBIT NO.                  DESCRIPTION
                     -----------                  -----------
                            10.2    The Registrant's 1991 Stock Option Plan
                                    and forms of agreements thereunder (which
                                    is incorporated herein by reference to
                                    Exhibit 10.2 to the Registrant's 1996
                                    S-1).

                            10.3 The Registrant's 1996 Stock Incentive Plan and forms of agreements thereunder as amended and restated March 5, 1997 (which is incorporated herein by reference to
                                    Exhibit 10.3 to the Registrant's 1996 S-1 and Exhibit 99.1 to the Registrant's registration statement on Form S-8 registration No. 333-43059).

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

                           10.11    Stock Pledge Agreement and Note Secured by
                                    Stock Pledge Agreement, each dated June 9,
                                    1995, by and between Polycom, Inc. and
                                    Patrick P. Day (which is incorporated
                                    herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q dated May 14,
                                    1997).

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

                           10.15    Lease Agreement by and between the
                                    Registrant and The Joseph and Eda Pell
                                    Revocable Trust, dated May 12, 1997,
                                    regarding the space located at Arroyo
                                    Business Center in Livermore, California
                                    (which is incorporated herein by
                                    reference to Exhibit 10.15 to the
                                    Registrant's Form 10-K dated March 13,
                                    1998.)

                           10.16    Stock Pledge Agreement and Note Secured by
                                    Stock Pledge Agreement, each dated March
                                    17, 1997 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q dated May 14,
                                    1997).

                           10.17    ViaVideo Communications, Inc. 1996 Stock
                                    Option/Stock Issuance Plan and related

                     EXHIBIT NO.                  DESCRIPTION
                     -----------                  -----------
                                    agreements (which is incorporated by
                                    reference to Exhibit 4.2 to the
                                    Registrant's Registration Statement on
                                    Form S-8, Registration No. 333-45351).

                            21.1 Subsidiaries of the Registrant (which is filed herein).

                            23.1 Consent of Independent Accountants (filed herein on page S-4).

                            24.1    Power of Attorney (filed herein on page
                                    41).

                            27.1    Financial Data Schedule (filed herein).

              (1) Confidential treatment requested as to certain portions of these documents.

(b) REPORTS ON FORM 8-K.

         Not applicable.

(c) EXHIBITS.

         See Item 14(a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES.

         See Items 8 and 14(a)(2) above.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on this 12th day of March, 1999.

POLYCOM, INC.


/s/ Robert C. Hagerty                /s/ Michael R. Kourey
---------------------------          -------------------------------------------
Robert C. Hagerty                    Michael R. Kourey
Chief Executive Officer and          Vice President, Finance and Administration,
President                            Chief Financial Officer and Secretary

POWER OF ATTORNEY
-----------------

KNOW ALL PERSONS BY THESE PRESENTS:

         That the undersigned officers and directors of Polycom, Inc., a Delaware corporation, do hereby constitute and appoint Robert C. Hagerty and Michael R. Kourey, and each of them, the lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

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

SIGNATURE                                TITLE                                       DATE
---------                                -----                                       ----
/s/ Brian L. Hinman                      Chairman of the Board                       March 12, 1999
------------------------------------
Brian L. Hinman

/s/ Robert C. Hagerty                    Chief Executive Officer, President          March  12, 1999
------------------------------------     and Director (Principal Executive Officer)
Robert C. Hagerty

/s/ Michael R. Kourey                    Vice President, Finance and                 March  12, 1999
------------------------------------     Administration, Chief Financial
Michael R. Kourey                        Officer, Secretary and Director (Principal
                                         Financial and Accounting Officer)

/s/ Bandel Carano                        Director                                    March  12, 1999
------------------------------------
Bandel Carano

/s/ Stanley J. Meresman                  Director                                    March  12, 1999
------------------------------------
Stanley J. Meresman

/s/ John P. Morgridge                    Director                                    March  12, 1999
------------------------------------
John P. Morgridge

/s/ James R. Swartz                      Director                                    March  12, 1999
------------------------------------
James R. Swartz

                                  POLYCOM, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
    Report of PricewaterhouseCoopers LLP, Independent Accountants            F-2
    Consolidated Balance Sheets                                              F-3
    Consolidated Statements of Operations                                    F-4
    Consolidated Statement of Stockholders' Equity/(Deficit)                 F-5
    Consolidated Statements of Cash Flows                                    F-6
    Notes to Consolidated Financial Statements                               F-7

                   REPORT OF INDEPENDENT ACCOUNTANTS

January 20, 1999, except for Note 16
which is as of March 2, 1999



To the Board of Directors of Polycom, Inc. and Polycom, Inc. Stockholders,

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Polycom, Inc. and its subsidiaries at December 31, 1998 and 1997, and results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
San Jose, California

                                  POLYCOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                                   December 31,
                                                                                              1998             1997
                                                                                           ---------        ----------
ASSETS
       Current assets:
         Cash and cash equivalents                                                        $ 17,548         $ 12,486
         Short-term investments                                                              5,483            5,184
         Accounts receivable, net of allowance for doubtful accounts of $838 and $438
            in 1998 and 1997, respectively                                                  25,011            8,135
         Inventories                                                                        16,699            9,915
         Deferred and refundable taxes                                                       2,594               --
         Prepaid expenses and other current assets                                           2,196            2,930
                                                                                        ------------      ------------
                Total current assets                                                        69,531           38,650

         Fixed assets, net                                                                   6,727            4,528
         Deposits and other assets                                                             696              351
                                                                                        ------------      ------------

                Total assets                                                              $ 76,954         $ 43,529
                                                                                        ------------      ------------
                                                                                        ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
         Line of credit                                                                   $     --         $    625
         Accounts payable                                                                   12,412           11,552
         Accrued payroll and related liabilities                                             3,472            1,061
         Taxes payable                                                                       1,405              113
         Other accrued liabilities                                                           6,611            3,895
                                                                                        ------------      ------------
                Total current liabilities                                                   23,900           17,246
                                                                                        ------------      ------------
         Commitments and contingencies (Note 8)                                                 --               --

       Stockholders' equity (deficit):
         Preferred stock, $0.001 par value:
           Authorized:  5,000,000 shares in 1998 and 18,095,690 shares in 1997
           Issued and outstanding: none in 1998 and 1997                                        --               --
         Convertible preferred stock, $0.001 par value:
           Authorized:  none in 1998 and 7,102,104 shares in 1997
           Issued and outstanding: none in 1998 and 5,809,094 shares in 1997                    --                5
         Common stock, $0.0005 par value:
           Authorized:  50,000,000 shares
           Issued and outstanding: 29,772,702 shares in 1998 and 22,077,260 in 1997             18               12
         Additional paid-in capital                                                         64,590           52,603
         Notes receivable from stockholders                                                     --              (24)
         Accumulated deficit                                                               (11,554)         (26,313)
                                                                                        ------------      ------------
                Total stockholders' equity (deficit)                                        53,054           26,283
                                                                                        ------------      ------------
                              Total liabilities and stockholders' equity (deficit)        $ 76,954         $ 43,529
                                                                                        ------------      ------------
                                                                                        ------------      ------------

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  POLYCOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                               Year ended December 31,
                                                                 --------------------------------------------------
                                                                       1998              1997              1996
                                                                 ---------------    --------------    -------------
  Net revenues                                                      $ 111,696         $  46,630          $ 37,032
  Cost of net revenues                                                 55,054            25,255            17,698
                                                                    ---------         ---------          --------

        Gross profit                                                   56,642            21,375            19,334

  Operating expenses:
       Sales and marketing                                             21,893            13,106             9,095
       Research and development                                        13,862            16,560             7,893
       General and administrative                                       5,130             6,781             2,198
       Acquisition costs                                                  185               597                --
                                                                    ---------         ---------          --------
          Total operating expenses                                     41,070            37,044            19,186
                                                                    ---------         ---------          --------

                  Operating income (loss)                              15,572           (15,669)              148

  Interest income, net                                                    945             1,153               791
  Litigation settlement income, net                                        --                --               303
  Other income (expense)                                                   (9)               12                (8)
                                                                    ---------         ---------          --------
                  Income (loss) from continuing operations
                    before provision for income taxes                  16,508           (14,504)            1,234

  Provision for income taxes                                            1,749               171               108
                                                                    ---------         ---------          --------

                  Net income (loss)                                 $  14,759         $ (14,675)         $  1,126
                                                                    ---------         ---------          --------
                                                                    ---------         ---------          --------

  Basic net income (loss) per share                                 $    0.54         $   (0.73)         $   0.08
                                                                    ---------         ---------          --------
                                                                    ---------         ---------          --------
  Diluted net income (loss) per share                               $    0.46         $   (0.73)         $   0.06
                                                                    ---------         ---------          --------
                                                                    ---------         ---------          --------

  Shares used in Basic per share calculation                           27,486            20,169            13,478
  Shares used in Diluted per share calculation                         32,394            20,169            19,815

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  POLYCOM, INC.
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (in thousands, except share data)

                                                              Preferred    Stock                   Common    Stock
                                                       -------------------------------     -----------------------------
                                                            Shares           Amount           Shares            Amount
                                                       -------------------------------     -----------------------------
Balances, January 1, 1996                                         ---       $     ---        3,670,046          $      2

Issuance of preferred stock                                 2,320,021               2              ---               ---
Conversion of promissory note into preferred stock             70,367             ---              ---               ---
Issuance of common stock through:                                 ---             ---              ---               ---
    Initial public offering, net of issuance costs                ---             ---        2,500,000                 2
    Conversion of preferred shares                                ---             ---       13,069,857                 6
    Exercise of stock options under stock option plan             ---             ---          138,738               ---
    Exercise of warrants                                          ---             ---           22,500               ---
    Issuance of stock                                             ---             ---        2,556,793                 2
    Conversion of promissory note into stock                      ---             ---           36,131               ---
Payment of stockholder notes receivable                           ---             ---              ---               ---
Repurchase of common stock                                        ---             ---         (257,083)              ---
Net income                                                        ---             ---              ---               ---
                                                       --------------    -------------     -----------        ----------
Balances, December 31, 1996                                 2,390,388               2       21,736,982                12

Issuance of preferred stock                                 3,418,706               3              ---               ---
Exercise of stock options under stock option plan                 ---             ---          361,378               ---
Shares purchased under Employee Stock Purchase Plan               ---             ---           92,731               ---
Repurchase of common stock                                        ---             ---         (113,831)              ---
Interest on stockholder notes                                     ---             ---              ---               ---
Payment of stockholder notes receivable                           ---             ---              ---               ---
Valuation of warrants                                             ---             ---              ---               ---
Valuation of options granted to outside consultants               ---             ---              ---               ---
Net loss                                                          ---             ---              ---               ---
                                                       --------------    -------------     -----------        ----------
Balances, December 31, 1997                                 5,809,094               5       22,077,260                12

Conversion of preferred stock into common stock            (5,809,094)             (5)       5,809,094                 5
Issuance of common stock                                          ---             ---        1,020,476                 1
Exercise of stock options under stock option plan                 ---             ---          785,902               ---
Shares purchased under Employee Stock Purchase Plan               ---             ---           79,970               ---
Cost of Stockholders' Rights Plan                                 ---             ---              ---               ---
Payment of stockholder notes receivable                           ---             ---              ---               ---
Valuation of options granted to outside consultants               ---             ---              ---               ---
Tax benefit from stock option activity                            ---             ---              ---               ---
Net income                                                        ---             ---              ---               ---
                                                       --------------    -------------     -----------        ----------
Balances, December 31, 1998                                       ---       $     ---       29,772,702         $      18
                                                       --------------    -------------     -----------        ----------
                                                       --------------    -------------     -----------        ----------

                                                                               Notes
                                                        Additional       Receivables
                                                           Paid-In              From      Accumulated
                                                           Capital      Stockholders        Deficit           Total
                                                        -----------     ------------     -------------    -----------
Balances, January 1, 1996                                $      285       $     (163)    $   (12,764)       $  (12,640)

Issuance of preferred stock                                   1,932              ---             ---             1,934
Conversion of promissory note into preferred stock               41              ---             ---                41
Issuance of common stock through:                               ---              ---             ---               ---
    Initial public offering, net of issuance costs           19,927              ---             ---            19,929
    Conversion of preferred shares                           22,354              ---             ---            22,360
    Exercise of stock options under stock option plan            68              (17)            ---                51
    Exercise of warrants                                        ---              ---             ---               ---
    Issuance of stock                                            (1)             ---             ---                 1
    Conversion of promissory note into stock                     21              ---             ---                21
Payment of stockholder notes receivable                         ---              151             ---               151
Repurchase of common stock                                     (113)             ---             ---              (113)
Net income                                                      ---              ---           1,126             1,126
                                                        ------------    ------------     -------------    ------------
Balances, December 31, 1996                                  44,514              (29)        (11,638)           32,861

Issuance of preferred stock                                   7,518              ---             ---             7,521
Exercise of stock options under stock option plan               127              ---             ---               127
Shares purchased under Employee Stock Purchase Plan             396              ---             ---               396
Repurchase of common stock                                      (18)             ---             ---               (18)
Interest on stockholder notes                                   ---               (8)            ---                (8)
Payment of stockholder notes receivable                         ---               13             ---                13
Valuation of warrants                                            40              ---             ---                40
Valuation of options granted to outside consultants              26              ---             ---                26
Net loss                                                        ---              ---         (14,675)          (14,675)
                                                        ------------    ------------     -------------    ------------
Balances, December 31, 1997                                  52,603              (24)        (26,313)           26,283

Conversion of preferred stock into common stock                 ---              ---             ---               ---
Issuance of common stock                                      7,629              ---             ---             7,630
Exercise of stock options under stock option plan             1,647              ---             ---             1,647
Shares purchased under Employee Stock Purchase Plan             495              ---             ---               495
Cost of Stockholders' Rights Plan                               (26)             ---             ---               (26)
Payment of stockholder notes receivable                         ---               24             ---                24
Valuation of options granted to outside consultants             121              ---             ---               121
Tax benefit from stock option activity                        2,121              ---             ---             2,121
Net income                                                      ---              ---          14,759            14,759
                                                        ------------    ------------     -------------    ------------
Balances, December 31, 1998                              $   64,590       $      ---     $   (11,554)       $   53,054
                                                        ------------    ------------     -------------    ------------
                                                        ------------    ------------     -------------    ------------


              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  POLYCOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            Year Ended December 31,
                                                                                 --------------------------------------------
                                                                                      1998           1997           1996
                                                                                 ------------- -------------- ---------------
      Cash flows from operating activities:
          Net income (loss)                                                       $    14,759   $     (14,675) $     1,126
          Adjustments to reconcile net income (loss) to net cash used in operating activities:
              Depreciation and amortization                                             3,293           2,019        1,517
              Provision for doubtful accounts                                             400             ---            1
              Provision for excess and obsolete inventories                             2,715           1,265          560
              Value of stock options granted to outside consultants                       121              26          ---
              Loss on asset dispositions                                                    6             308          ---
              Value of warrants                                                           ---              40          ---
              Other non-cash expenses                                                     ---               8          ---
              Changes in assets and liabilities:
                 Accounts receivable                                                  (17,276)         (1,891)      (3,218)
                 Inventories                                                           (9,499)         (3,722)      (2,710)
                 Deferred taxes                                                        (2,594)            ---          ---
                 Prepaid expenses and other current assets                                734          (1,813)        (782)
                 Deposits and other assets                                               (345)           (251)          (9)
                 Accounts payable                                                         860           7,145          617
                 Accrued liabilities                                                    6,306           2,857          427
                                                                                 ------------- -------------- ------------
                    Net cash used in operating activities                                (520)         (8,684)      (2,471)
                                                                                 ------------- -------------- ------------
      Cash flows from investing activities:
          Acquisition of fixed assets                                                  (5,412)         (3,606)      (1,776)
          Proceeds from sale of fixed assets                                               27             ---          ---
          Purchase of short-term investments                                           (9,686)         (7,154)      (9,964)
          Proceeds from sale of short-term investments                                  9,387          12,071        2,585
                                                                                 ------------- -------------- ------------
                    Net cash provided by (used in) investing activities                (5,684)          1,311       (9,155)
                                                                                 ------------- -------------- ------------
      Cash flows from financing activities:
          Proceeds from issuance of common stock, net of repurchases and
            issuance costs                                                             11,867             505       19,868
          Proceeds from issuance of preferred stock, net of issuance costs                ---           7,521        1,934
          Proceeds from issuance of notes payable                                         ---             ---        4,314
          Repayment of notes payable and capital lease obligation                         ---             ---       (6,977)
          Repayment of stockholder notes receivable, net                                   24               5          151
          Proceeds from line of credit borrowings                                       9,601           2,558           50
          Repayment of line of credit borrowings                                      (10,226)         (1,983)         ---
                                                                                 ------------- -------------- ------------
                    Net cash provided by financing activities                          11,266           8,606       19,340
                                                                                 ------------- -------------- ------------
      Net increase in cash and cash equivalents                                         5,062           1,233        7,714
      Cash and cash equivalents, beginning of period                                   12,486          11,253        3,539
                                                                                 ------------- -------------- ------------
      Cash and cash equivalents, end of period                                    $    17,548   $      12,486  $    11,253
                                                                                 ------------- -------------- ------------
                                                                                 ------------- -------------- ------------
      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid during the period for interest                                $        16   $          28  $       141
            Income taxes paid                                                     $       399   $         183  $        40
            Advertising barter trade credits                                      $       770   $         ---  $       ---

      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING:
          Capital leases                                                          $       113   $          20  $       ---
          Common and preferred stock issued for notes receivable                  $       ---   $         ---  $        80
          Conversion of preferred shares to common stock                          $     9,496   $         ---  $    22,360

              The accompanying notes are an integral part of these
                        consolidated financial statements

                              POLYCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  FORMATION AND BUSINESS OF THE COMPANY:

    Polycom, Inc. and subsidiaries (the "Company"), a Delaware corporation, is engaged in the development, manufacturing and marketing of teleconferencing equipment. The Company's products are distributed and serviced globally. The Company sells its products through its direct sales force and maintains marketing and sales relationships with major telecommunications carriers, value-added resellers, telecommunications suppliers, catalog distributors, and telecommunications specialists.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

    RECLASSIFICATIONS:

    Certain financial statements items in prior year's financial statements have been reclassified to conform to current year's format.

    PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

    CASH AND CASH EQUIVALENTS:

    The Company considers all highly liquid investments with original or remaining maturities 90 days or less at the time of purchase to be cash equivalents.

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

                              POLYCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    FIXED ASSETS:

    Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is one to three years. Tooling equipment is stated at cost less accumulated depreciation. Tooling equipment is depreciated over the estimated life of the product which is up to three years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets, typically three to five years. Disposals of capital equipment are recorded by removing the costs and accumulated depreciation from the accounts. Gains or losses are included in the results of operations.

    CARRYING VALUE OF LONG-LIVED ASSETS:

    The Company writes down the carrying value of long-lived assets to fair market value if the carrying value is considered to be impaired. The value is considered to be impaired if the carrying amount exceeds the undiscounted future net cash flows generated by the assets.

    REVENUE RECOGNITION:

    The Company recognizes revenue from gross product sales, less a provision for estimated future customer returns, upon shipment to the reseller or end-user customer, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain outstanding. During 1998, the Company recognized $2.5 million in revenue related to certain deliverables detailed in the Second Agreement with 3M. During 1997, the Company recognized $3.0 million in revenue related to certain deliverables detailed in the First Agreement with 3M. The amounts recognized as revenue from these agreements approximate the amounts that would have been recognized using the percentage of completion methodology.

    RESEARCH AND DEVELOPMENT EXPENDITURES:

    Research and development expenditures are charged to operations as incurred.

    ADVERTISING:

    The Company expenses the production costs of advertising as the expenses are incurred. The production costs of advertising consist primarily of magazine advertisements, agency fees and other direct production costs. The advertising expense for the years ended December 31, 1998, 1997 and 1996 was $5,221,000, $1,835,000 and
    $1,570,000, respectively. Advertising barter trade credits are reflected in prepaid assets and stated at a net book value of $770,000 as of December 31, 1998.

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

    COMPUTATION OF NET INCOME/(LOSS) PER SHARE:

    The Company calculates Net Income/(Loss) Per Share using the guidelines in Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share". SFAS No. 128 requires net income (loss) per share to be presented under two calculations, Basic EPS and Diluted EPS. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods represented. Diluted net income
    (loss) per share is computed using common and dilutive common equivalent shares outstanding during the periods represented.
    Common equivalent shares (including shares issued under the Stock Option Plan which are subject to repurchase) are excluded from the computation of fully diluted net loss per share when their effect is antidilutive.

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

    STOCK BASED COMPENSATION:

    Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to continue to account for employee stock options using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

    ACQUISITION OF VIAVIDEO COMMUNICATIONS, INC.:

    On January 2, 1998, the Company completed the acquisition of ViaVideo Communications, Inc., ("ViaVideo") whereby a wholly owned subsidiary of Polycom, Inc. was merged with and into ViaVideo. ViaVideo was a development stage company that designed and developed high quality, low cost, easy to use, group videoconferencing systems that utilize advanced video and audio compression technologies along with Internet/Web-based features. Approximately 8.7 million shares of Polycom common stock were exchanged for all of the issued and outstanding capital stock of ViaVideo. In addition, outstanding stock options to purchase ViaVideo common stock were converted into options to purchase approximately 1.1 million shares of Polycom common stock. The transaction was treated as a pooling of interests for financial reporting purposes and, consequently, all prior period figures have been restated as if the combined entity existed for all periods presented. All intercompany transactions between the two companies have been eliminated in consolidation. Polycom and ViaVideo had the same fiscal year end of December 31 and activity from the start of the current fiscal period to the merger date was not material. Further, there were no adjustments required to conform accounting policies between the two companies.

                              POLYCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The following table reconciles of Polycom's previously reported revenue and earnings in 1997 and 1996 to the restated amounts ($ in thousands):

                                                                    1997            1996
                                                           --------------    -------------
     Revenue:
        Polycom previously reported                             $ 46,630        $ 37,032
        ViaVideo                                                      --              --
                                                           --------------    -------------
        Restated revenue                                        $ 46,630        $  37,032
                                                           --------------    -------------
                                                           --------------    -------------
     Net income (loss):
        Polycom previously reported                             $ (1,068)       $   1,483
        ViaVideo                                                 (13,607)            (357)
                                                           --------------    -------------
        Restated net income (loss)                              $(14,675)       $   1,126
                                                           --------------    -------------
                                                           --------------    -------------
     Basic net income (loss) per share:
        Polycom previously reported                             $  (0.06)       $    0.11
        ViaVideo                                                   (0.67)           (0.03)
                                                           --------------    -------------
        Restated basic net income (loss) per share              $  (0.73)       $    0.08
                                                           --------------    -------------
                                                           --------------    -------------
     Diluted net income (loss) per share:
        Polycom previously reported                             $  (0.06)       $    0.08
        ViaVideo                                                   (0.67)           (0.02)
                                                           --------------    -------------
        Restated diluted net income (loss) per share            $  (0.73)       $    0.06
                                                           --------------    -------------
                                                           --------------    -------------

    COMPREHENSIVE INCOME:

    Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, ("SFAS No. 130"), "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income (loss) as compared to its reported net income (loss).

    SEGMENT INFORMATION:

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographical areas and major customers. In accordance with provisions of SFAS No. 131, the Company had determined that it does not have separately reportable operating segments.

    RECENT PRONOUNCEMENTS:

    In March 1998, American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP No. 98-1 will have a material impact on its consolidated financial statements.

    In June 1998, the FASB issued of Statement of Financial Accounting Standards No. 133, ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" . The Company is required to adopt SFAS No. 133 in fiscal 2000. SFAS No. 133 established methods of accounting for derivative financial instruments and

                              POLYCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    hedging activities related to those instruments as well as other hedging activities. The Company has not yet determined what the effect of SFAS No. 133 will be on the operations and financial position of the Company.

3.  SHORT-TERM INVESTMENTS:

    Short-term investments at December 31, 1998 and 1997 comprise (in thousands):

                                                     Fair           Cost
                                                    Value          Basis
                                            -------------- --------------
      US government securities                   $  2,611        $ 2,611
      Foreign government securities                   504            504
      Corporate debt securities                     2,368          2,368
                                            -------------- --------------
    Balances at December 31, 1998                $  5,483        $ 5,483
                                            -------------- --------------
                                            -------------- --------------
      US government securities                   $  1,492        $ 1,492
      Corporate debt securities                     3,692          3,692
                                            -------------- --------------
    Balances at December 31, 1997                $  5,184        $ 5,184
                                            -------------- --------------
                                            -------------- --------------

    All short-term investments as of December 31, 1998 and 1997 mature within one year. During 1998 and 1997, there were no realized gains or losses on the disposal of short-term investments.

4.  INVENTORIES:

    Inventories consist of the following (in thousands)

                                               December 31,
                                    -----------------------------------
                                               1998               1997
                                    ----------------    ---------------
     Raw materials                  $           974     $        2,526
     Finished goods                          15,725              7,389
                                    ----------------    ---------------
     Total inventories              $        16,699     $        9,915
                                    ----------------    ---------------
                                    ----------------    ---------------

5.  FIXED ASSETS:

    Fixed assets, net, consist of the following (in thousands):

                                                                          December 31,
                                                               ---------------------------------
                                                                   1998                 1997
                                                               ------------         ------------
     Computer equipment and software                             $ 6,393              $ 4,338
     Equipment, furniture and fixtures                             3,866                2,161
     Tooling equipment                                             4,700                3,237
     Leasehold improvements                                          567                  517
                                                               ------------         ------------
                                                                 $15,526              $10,253
     Less accumulated depreciation and amortization                8,799                5,725
                                                               ------------         ------------
                                                                 $ 6,727              $ 4,528
                                                               ------------         ------------
                                                               ------------         ------------

                              POLYCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  OTHER ACCRUED LIABILITIES:

    Other accrued liabilities consist of the following (in thousands):

                                                                         December 31,
                                                               ---------------------------------
                                                                    1998                 1997
                                                               ------------         ------------
     Accrued expenses and legal fees                             $ 3,127              $ 3,029
     Warranty reserve                                              1,719                  406
     Sales tax payable                                               567                   57
     Employee stock purchase plan withholding                        391                  160
     Other accrued liabilities                                       807                  243
                                                               ------------         ------------
                                                                 $ 6,611              $ 3,895
                                                               ------------         ------------
                                                               ------------         ------------

7.  BUSINESS RISKS AND CREDIT CONCENTRATION:

    The Company sells a limited number of products which serve the conferencing equipment market. A substantial majority of the Company's net revenues are derived from sales of the SoundStation and ViewStation products. Any factor adversely affecting demand or supply for the SoundStation and ViewStation products could materially adversely affect the Company's business and financial performance. Although the Company will begin volume shipments of the new WebStation product in 1999, the market for dataconferencing products is only beginning to emerge, and there can be no assurance that it will develop sufficiently to enable the Company to achieve broad commercial acceptance of its dataconferencing products. There can be no assurance that Polycom will succeed in this market.

    Currently, the Company subcontracts the manufacturing of its audioconferencing and videoconferencing product lines through one subcontractor in Asia. The ShowStation IP product is manufactured by one U.S. subcontractor. The Company believes that there are a number of alternative contract manufacturers that could produce the Company's products, but in the event of a reduction or interruption of supply, it could take a significant period of time to qualify an alternative subcontractor and commence manufacturing. The effect of such reduction or interruption in supply on results of operations would be material. Additionally, the Asian economy has gone through some recent problems which, as yet, have not had a material impact on the supply of Polycom product from the subcontractor used in this region. However, should the economic problems in Asia persist, it could create an interruption in supply which could materially adversely affect the results of operations.

    The Company's cash and cash equivalents are maintained with two international investment management companies and two commercial banks and their international affiliates, and are invested in the form of demand deposit accounts, money market accounts, corporate debt securities and government securities. Deposits in these institutions may exceed the amount of insurance provided on such deposits.

    The Company markets its products to distributors and end-users throughout the world. Management performs ongoing credit evaluations of the Company's customers and maintains an allowance for potential credit losses, but historically has not experienced any significant losses related to individual customers or group of customers in any particular geographic area. The expansion of Polycom's product offerings may increase the Company's credit risk as customers place larger orders for the new products. There can be no assurance that the Company's credit loss experience will remain at or near historic levels.

                              POLYCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  COMMITMENTS AND CONTINGENCIES:

    LITIGATION:

    On September 3, 1997, VTEL Corporation ("VTEL") filed a lawsuit in the U. S. District Court in Travis County, Texas against ViaVideo, a subsidiary of Polycom, and its founders (who were formerly employed by VTEL). On May 27, 1998 VTEL amended its suit to add Polycom as a defendant. In the lawsuit, VTEL alleges breach of contract, breach of confidential relationship, disclosure of proprietary information, and related allegations. ViaVideo and Polycom have answered the suit, denying in their entirety VTEL's allegations. If ViaVideo or Polycom were found to have infringed upon the proprietary rights of VTEL or any other third party, the companies could be required to pay damages, cease sales of the infringing products, discontinue such products or such other injunctive relief a court may determine, any of which would have a material adverse effect on Polycom's business, financial condition or results of operations. On April 22, 1998, Polycom filed a declaratory relief action against VTEL in the Superior Court of Santa Clara County, California seeking a declaration that Polycom has not infringed on any proprietary rights of VTEL. VTEL subsequently filed a response. Polycom has voluntarily dismissed, without prejudice, the California action and agreed to litigate the claims in Texas. No trial date is presently scheduled.

    The Company will vigorously defend against the VTEL claim. While litigation is inherently uncertain, Polycom believes that the ultimate resolution of this matter beyond that provided in its consolidated balance sheet as of December 31, 1998, will not have a material adverse effect on the Company's financial position.

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

    STANDBY LETTER OF CREDIT:

    The Company has $300,000 stand-by letter of credit which has been issued to guarantee certain of the Company's contractual obligations. The Company also maintains, from time to time, commercial letters of credit as payments for the importation of certain products. The amounts do not exceed $100,000 and are outstanding less than 120 days.

    During May 1997, a bank issued a standby letter of credit to one of ViaVideo's major suppliers for $335,000. The letter of credit expired in April 1998 and was secured by ViaVideo's certificate of deposit for a similar amount deposited with the bank.

    During August 1997, a bank issued a standby letter of credit to one of ViaVideo's major suppliers for $75,000. The letter of credit expired in July 1998 and was secured by ViaVideo's certificate of deposit for a similar amount deposited with the bank.

    LICENSE AGREEMENT:

    The Company entered into an agreement to license software to be incorporated into its dataconferencing products. Under the agreement, the Company is obligated to pay annual minimum license fees, ranging from $15,000 to $35,000 through the year 2001 and the Company may cancel the agreement at any time, provided the Company has paid a minimum of $200,000 in connection with the agreement. As of December 31, 1998, the Company had paid $275,000 of the minimum license fees. In February 1999, the Company re-negotiated

                              POLYCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    the terms of the contract and paid a lump sum figure of $195,000. Under the terms of this new contract, the Company has no further obligation regarding any fees associated with this licensed software.

    LEASES:

    The Company leases certain office facilities and equipment under noncancelable operating leases expiring between 1999 and 2002. Future minimum lease payments are as follows (in thousands):

                                               Leases
                                         -------------------
     YEAR ENDING DECEMBER 31,
     1999                                      $     1,923
     2000                                              291
     2001                                              123
     2002                                               56
                                         -------------------
     Minimum future lease payments             $     2,393
                                         -------------------
                                         -------------------

    In December 1998, the Company extended its headquarters office lease agreement for one year. This lease is due to expire in December 1999. Under the terms of the lease, the Company is responsible for related maintenance, taxes and insurance.

    In January 1998, the Company leased 23,000 square feet of office space in Austin, Texas for its video engineering and marketing operations. The lease expires in December 1999. Under the terms of the lease, the Company is responsible for related maintenance, taxes and insurance.

    In May 1997, the Company entered into a three year operating lease for its U.S. distribution and repair center in Livermore, California. The lease associated with this building will expire on May 31, 2000 and allows for earlier termination by the Company.

    Rent expense for the years ended December 31, 1998, 1997 and 1996 was $1,159,000, $666,000 and $483,000, respectively.

9.  CREDIT ARRANGEMENTS:

    The Company has available a revolving line of credit with a bank for the lesser of $5,000,000 or the sum of 80% of eligible domestic trade accounts receivable and 50% of foreign trade accounts receivable, as defined, less the sum of the aggregate outstanding face amount of all letters of credit issued under the line. The line of credit expires in October 1999. The agreement allows for an additional facility of $5.0 million and for the borrowing to convert to a term loan for any outstanding amount upon request of Polycom and payment of associated fees. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, equity distributions, financial guarantees, business combinations and other related items. Borrowings under the line of credit bear interest at the lender's current prime rate (7.75% at December 31, 1998 and 8.5% at December 31, 1997). The weighted average interest rates for the years ended December 31, 1998, 1997 and 1996 were 8.4%, 9.3% and 9.5%, respectively.

    As of December 31, 1997, ViaVideo Communications had a bank credit agreement which provided for a revolving line of credit of up to $750,000. The outstanding balance on the line of credit at December 31, 1997 was $625,000 with an interest rate equal to the bank's prime rate plus 0.75% (9.25% at December 31, 1997). The line was collateralized by substantially all of the assets of ViaVideo. The outstanding balance was paid in full during 1998 and the line was closed.

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

                              POLYCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. STOCKHOLDERS' EQUITY:

    PREFERRED STOCK:

    In March 1996, the Company authorized 18,095,690 shares of preferred stock. In May 1998, the Company reduced the authorized shares of preferred stock to 5,000,000. As of December 31, 1997, the Company had 7,102,104 authorized shares of convertible preferred stock, of which, 5,809,094 shares were outstanding. During 1998, the outstanding convertible preferred shares were converted to common stock before the merger between Polycom and ViaVideo Communications.

    COMMON STOCK:

    As of December 31, 1998, 1,118,595 shares of common stock, stemming from the founder stock of ViaVideo Communications, Inc., were outstanding but subject to repurchase.

    STOCK OPTION PLAN:

    In 1996, the Board of Directors reserved 3,125,000 shares of common stock under its 1996 Stock Option Plan (the "Plan") for issuance to employees and directors of the Company. In 1997, an additional 1,000,000 shares were reserved through a shareholder vote. The Plan supersedes the 1991 Stock Option Plan.

    In 1996, ViaVideo Communications, Inc. reserved 887,763 shares of common stock under the 1996 ViaVideo Communications, Inc. Stock Option Plan ("ViaVideo Plan") for issuance to employees of ViaVideo. In 1997, an additional 710,210 shares were reserved through a shareholder vote. The ViaVideo Plan was assumed by Polycom pursuant to the Merger Agreement on January 2, 1998. All remaining option shares available for grant and subsequent cancellations of option shares under the ViaVideo Plan expired or will expire as no additional option shares can be granted from the ViaVideo Plan subsequent to the merger.

    Under the terms of the Plan, the 1991 Stock Option Plan and the ViaVideo Plan, options may be granted at prices not lower than fair market value at date of grant as determined by the Board of Directors. The options granted under the ViaVideo Plan and the 1991 Stock Option Plan are immediately exercisable, expire in ten years from the date of grant, and the unvested shares issued upon exercise of the options are generally subject to a right of repurchase by the Company upon termination of employment with the Company. Options granted under the Plan expire ten years from the date of grant and generally are only exercisable upon vesting.

    Options granted under the Plan and the 1991 Stock Option Plan normally vest at 20% after completing one year of service to the Company and the remaining amount equally over 48 months until fully vested after five years. Options granted under the ViaVideo Plan normally vest monthly for each month of service to the Company until fully vested after four years. For new options granted under the Plan beginning in December 1998, the options will vest at 25% after completing one year of service to the Company and the remaining amount equally over 36 months until fully vested after four years. While there are several option grants with vesting schedules different than those described, generally vesting of options is consistent within each of the plans.

                              POLYCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Activity under the Plan is as follows (in thousands, except share and per share data):

                                                                                                                Outstanding Options
                                                          Shares  ------------------------------------------------------------------
                                                       Available          Number           Exercise     Aggregate      Weighted Avg
                                                       for Grant       of Shares              Price         Price    Exercise Price
                                                 -----------------------------------------------------------------------------------
             Balances, January 1, 1996                    22,484         800,875     $  0.15-$ 4.75           973            $ 1.21
             Options reserved                          3,248,835
             Options granted                          (1,035,829)      1,035,829     $  4.75-$ 9.00         7,049            $ 6.81
             Options exercised                                --        (138,738)    $  0.15-$ 7.20           (68)           $ 0.49
             Options canceled                            202,803        (202,803)    $  0.15-$ 9.00          (705)           $ 3.48
                                                 ---------------------------------                       ----------
             Balances, December 31, 1996               2,438,293       1,495,163     $  0.15-$ 9.00         7,249            $ 4.85
             Options reserved                          1,710,210
             Options granted                          (3,879,967)      3,879,967     $  0.08-$ 6.06        11,661            $ 3.01
             Options exercised                                --        (361,378)    $  0.08-$ 4.75          (127)           $ 0.35
             Options canceled                            814,035        (814,035)    $  0.08-$ 9.00        (4,429)           $ 5.44
             Shares repurchased                           12,091              --                               --
                                                 ---------------------------------                       ----------
             Balances, December 31, 1997               1,094,662       4,199,717     $  0.08-$ 9.00        14,354            $ 3.42
             Options reserved                                 --
             Options granted                            (960,750)        960,750     $ 7.88-$ 20.56        13,450            $14.00
             Options exercised                                --        (785,902)    $  0.08-$ 9.00        (1,647)           $ 2.10
             Options canceled                            380,210        (380,210)    $ 0.15-$ 15.13        (1,921)           $ 5.05
             Options expired                            (227,768)             --     $  0.08-$ 2.56            --
                                                 ---------------------------------                       ----------
             Balances, December 31, 1998                 286,354       3,994,355     $ 0.08-$ 20.56        24,236            $ 6.07
                                                 ---------------------------------                       ----------
                                                 ---------------------------------                       ----------

    As of December 31, 1998, 1997 and 1996, 1,610,590, 1,809,378, 609,890
    outstanding options were exercisable at an aggregate average exercise price of $2.67, $1.57 and $2.09, respectively. Of these options that were exercisable, 721,029, 1,214,119 and 411,663 were unvested and, therefore, subject to repurchase as of December 31, 1998, 1997 and 1996, respectively. In addition, as of December 31, 1998, 146,852 shares of common stock acquired under the Plan were subject to repurchase.

    In March 1997, the Company implemented an option cancellation and regrant program for employees (other than executive officers) holding stock options with exercise prices per share in excess of $4.50. Outstanding options covering an aggregate of 223,200 shares with exercise prices in excess of $4.50 per share were canceled and new options for the same number of shares were granted with an exercise price of $4.375 per share. The new options vest over a five-year period beginning on March 5, 1997.

    Consistent with the provisions of SFAS No. 123, the Company's net income or loss and basic and diluted net income or loss per share would have been adjusted to the pro forma amounts indicated below (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                  1998         1997        1996
                                                                 -------------------------------
     Net income/(loss) - as reported                             $14,759    $(14,675)     $1,126
     Net income/(loss) - pro forma                               $ 9,621    $(18,928)     $  166
     Basic net income/(loss) per share - as reported             $  0.54    $  (0.73)     $ 0.08
     Basic net income/(loss) per share - pro forma               $  0.35    $  (0.94)     $ 0.01
     Diluted net income/(loss) per share - as reported           $  0.46    $  (0.73)     $ 0.06
     Diluted net income/(loss) per share - pro forma             $  0.30    $  (0.94)     $ 0.01

    The impact on pro forma net income (loss) per share and net income (loss) in the table above may not be indicative of the effect in future years as options vest over several years and the Company continues to grant stock options to new employees. This policy may or may not continue.

                              POLYCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The fair value of each option grant is estimated on the date of grant using the multiple options approach with the Black-Scholes model with the following weighted average assumptions:

               Risk-free interest rate           5.20% - 5.57%
               Expected life (yrs)                        0.5
               Expected dividends                          --
               Expected volatility               0.6   -  0.8

    The weighted average expected life was calculated based on the vesting period and an aggregate exercise behavior. This exercise behavior was based on historical exercise patterns. The risk-free interest rate was calculated in accordance with the grant date and expected life.

    The options outstanding and currently exercisable by exercise price at December 31, 1998 are as follows:

                                                      Options Outstanding            Options Currently Exercisable
                         -------------------------------------------------     -----------------------------------
                                               Weighted
                                                Average           Weighted                                Weighted
               Range of                       Remaining            Average                                 Average
               Exercise          Number     Contractual           Exercise               Number           Exercise
                  Price     Outstanding      Life (Yrs)              Price          Exercisable              Price
     ------------------- --------------- ---------------- ----------------     ------------------ ----------------
        $ 0.08 - $ 0.15         330,424            7.98             $ 0.09              330,424              $0.09
        $ 0.21 - $ 0.34         363,114            7.97             $ 0.22              363,114              $0.22
        $ 1.00 - $ 2.22          96,119            8.11             $ 2.06               96,119              $2.06
        $ 2.53 - $ 6.25       2,071,786            8.37             $ 4.46              668,678              $4.06
        $ 6.38 - $15.13         881,287            9.06             $11.11              152,255              $8.43
        $16.38 - $20.56         251,625            9.83             $19.49                   --                 --
                         ---------------                                       ------------------
                              3,994,355            8.54             $ 6.07            1,610,590              $2.67
                         ---------------                                       ------------------
                         ---------------                                       ------------------

    The Company has also estimated the fair value of purchase rights issued under the Employee Stock Purchase Plan. Rights under this plan were also evaluated using the Black-Scholes option-pricing model. The Company's plan is described in Note 11. Purchase periods occur twice yearly and each effectively contains a 6-month option.

                                            January 1998       July 1998
                                          --------------- ----------------
           Risk Free Interest Rate                 5.20%            5.20%
           Expected Life                        6 months         6 months
           Volatility                                0.8              0.8
           Dividend Yield                            ---              ---

    The weighted average fair value of purchase rights granted pursuant to the Employee Stock Purchase Plan in 1998 and 1997 was $2.38 and $2.04, respectively.

    WARRANTS:

    In connection with a joint marketing and development agreement, dated March 28, 1997, for the ShowStation IP, Polycom granted 3M warrants to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $7.50 per share. The warrants were due to expire in March 1999 and were exercised on March 1, 1999. The warrants were valued at approximately $40,000 using the Black-Scholes model.

                              POLYCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    PREFERRED SHARE PURCHASE RIGHTS PLAN:

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

11. EMPLOYEE BENEFITS PLANS:

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

                              POLYCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    EMPLOYEE STOCK PURCHASE PLAN:

    Under the 1997 Employee Qualified Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during offering periods of up to a maximum of 24 months with purchase dates approximately every six months (beginning each February and August). The Company has reserved 500,000 shares of common stock for issuance under the plan. Shares are purchased through employees' payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the date of the employee's entrance to the offering period or the purchase date. No participant may purchase more than 1,500 shares or $25,000 worth of common stock in any one calendar year.

12. INCOME TAXES:

    The Company's tax provision differs from the provision computed using statutory increased tax rates as follow (in thousands):

                                                                                      Year Ended December 31,
                                                                           -----------------------------------------------
                                                                                  1998             1997              1996
                                                                           ------------    -------------    --------------
             Federal tax at statutory rate                                     $ 5,778          $(4,931)            $ 419

             Permanent difference due to non-deductible differences                 83              117                23
             State taxes, net of federal benefit                                 1,007              (51)               93
    Alternative Minimum Tax                                                         --               38                63
             Change in Valuation Allowance                                      (3,863)           6,094               (40)
             Current NOL and Credit Utilization                                 (1,256)            (837)             (450)
             Other                                                                  --             (259)                0
                                                                           ------------    -------------    --------------
             Tax provision                                                     $ 1,749          $   171             $ 108
                                                                           ------------    -------------    --------------
                                                                           ------------    -------------    --------------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

                                                                 1998           1997            1996
                                                    ------------------ -------------- ---------------
      Fixed assets, principally due to differences         $   1,998       $     552        $    141
      Other accrued liabilities                                5,123           3,627           1,127
      Capitalized research expenditures                          246             334             419
      Net operating loss carryforwards                         2,553           4,746           2,312
      Tax credit carryforwards                                   353           2,283           1,210
      Other                                                        0               0             239
      Valuation allowance                                     (7,679)        (11,542)          (5448)
                                                    ------------------ -------------- ---------------

      Net deferred tax asset                               $   2,594       $      --        $     --
                                                    ------------------ -------------- ---------------
                                                    ------------------ -------------- ---------------

    For 1998, the Company has established a valuation allowance against a portion of these deferred tax assets due to uncertainty surrounding the realization of such assets given the Company's only recent return to profitability, the strong competition from PictureTel, the largest competitor in the videoconferencing market, and the lack of backlog in the sales cycle. For 1997 and 1996, due to the uncertainty surrounding the realization of certain deferred tax assets, including net operating loss and credit carryforwards, the Company determined a valuation allowance is appropriate.

    As of December 31, 1998, the Company has federal tax net operating loss carryforwards for tax purposes of approximately $7,295,000 and federal tax credit carryforwards of $353,000. These net operating loss carryforwards expire in the years 2007 through 2015 and the tax credit carryforwards expire in the years 2007 through 2021.

                              POLYCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The future utilization of the Company's net operating loss and credit carryforwards are subject to a certain limitation due to changes in ownership that occurred in 1998.

13. NOTES RECEIVABLE FROM STOCKHOLDERS:

    During 1996 and 1995, the Company issued five notes receivable for purchases of common stock under its stock option plan totaling $17,000 and $154,000, respectively. No notes were issued in 1998 or 1997. The loans bore interest ranging from 5.98% to 7.33% per annum and were to mature from July 2004 to July 2005. The entire balance of these notes was paid in full in 1998. As of December 31, 1997, the remaining aggregate balance of these notes was $24,000.

14. BUSINESS SEGMENT INFORMATION:

    The Company operates in one business segment and markets its products in the United States and in foreign countries through resellers and its own direct sales organization.

    The Company's export net revenues are all denominated in U.S. dollars and are summarized as follows (in thousands):

                                                        Year Ended December 31,
                                              --------------------------------------------
                                                       1998            1997          1996
                                              -------------- --------------- -------------
     United States                                 $ 84,027         $35,293       $27,779
     Canada                                             927             545           696
                                                 -----------    ------------    ----------
     North America                                   84,954          35,838        28,475

     Europe, Middle East & Africa                    15,578           5,446         5,159
     Asia                                             8,138           4,148         2,852
     Caribbean & Latin America                        3,026           1,198           546
                                                 -----------    ------------    ----------
     Total International                             26,742          10,792         8,557
                                                 -----------    ------------    ----------
                                                   $111,696         $46,630       $37,032
                                                 -----------    ------------    ----------
                                                 -----------    ------------    ----------

    Individual customers who comprise 10% or more of the Company's net revenues are as follows:

     Customers:                                        1998            1997          1996
                                              -------------- --------------- -------------
     A                                                  11%             10%           ---

                              POLYCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. EARNINGS PER SHARE (EPS) DISCLOSURES:

    In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands except per share amounts).

                                                                        Year Ended December 31,
                                                                  -----------------------------------
                                                                     1998        1997         1996
                                                                  -----------------------------------
     Numerator - basic and diluted EPS
        Net income (loss)                                            $14,759    $ (14,675)    $ 1,126
                                                                  -----------------------------------
                                                                  -----------------------------------
     Denominator - Basic EPS
        Common stock outstanding                                      27,486       20,169      13,478
                                                                  -----------------------------------
                                                                  -----------------------------------
     Total Shares used in calculation of Basic EPS                    27,486       20,169      13,478
                                                                  -----------------------------------
     Basic net income (loss) per share                               $  0.54    $   (0.73)    $  0.08
                                                                  -----------------------------------
                                                                  -----------------------------------
     Denominator - Diluted EPS
        Denominator - Basic EPS                                       27,486       20,169      13,478
        Effect of Dilutive Securities:
          Common stock options                                         2,564           --         593
          Shares subject to repurchase                                 1,572           --       1,296
          Convertible warrants and preferred                             772           --       3,997
          Preferred shares of ViaVideo Communications                     --           --         451
                                                                  -----------------------------------
     Total Shares used in calculation of Diluted EPS                  32,394       20,169      19,815
                                                                  -----------------------------------
     Diluted net income (loss) per share                             $  0.46    $   (0.73)    $  0.06
                                                                  -----------------------------------
                                                                  -----------------------------------

    Stock options to purchase 4,199,717 shares of common stock at prices ranging from $0.08 to $9.00 and 5,809,094 shares preferred stock were outstanding at December 31, 1997 but were not included in the computation of diluted net income (loss) per share as they were antidilutive.

    Associated with the first joint marketing and development agreement with Minnesota, Mining and Manufacturing Company ("3M"), 3M was granted 2,000,000 warrants to purchase common stock at $7.50 per share. These warrants were antidilutive at December 31, 1997 and, therefore, were not considered in the Diluted EPS figure.

16. SUBSEQUENT EVENT:

    3M EXERCISE OF WARRANTS

    On March 1, 1999, 3M exercised its warrants for 2,000,000 shares of Polycom, Inc. common stock for $7.50 per share for a total consideration of $15.0 million. The warrants were associated with the First Agreement with 3M. As a result of the purchase, 3M owns approximately 9% of outstanding Polycom common stock.

                                  POLYCOM, INC.
                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE
    Report of PricewaterhouseCoopers LLP, Independent Accountants on
        Financial Statement Schedule                                         S-2
    Schedule II - Valuation and Qualifying Accounts.                         S-3
    Consent of Independent Accountants                                       S-4

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Polycom, Inc. Stockholders,

         Our report on the consolidated financial statements of Polycom, Inc. and subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule in this Form 10-K.

         In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP
San Jose, California
January 20, 1999

SCHEDULE II

                                  POLYCOM, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                     BALANCE AT                               BALANCE AT
                                                                     BEGINNING                                  END OF
                         DESCRIPTION                                 OF PERIOD    ADDITIONS   DEDUCTIONS (a)    PERIOD
                         -----------                                 ---------    ---------   ----------      ----------
Year ended December 31, 1998
               Allowance for Doubtful Accounts                        $   438       $  400      $     0         $   838
               Provision for Obsolete Inventory                       $ 1,982       $2,715      $(3,092)        $ 1,605
               Tax Valuation Allowance                                $11,542       $    0      $(3,863)        $ 7,679

Year ended December 31, 1997
               Allowance for Doubtful Accounts                        $   443       $    0      $    (5)        $   438
               Provision for Obsolete Inventory                       $   721       $1,265      $    (4)        $ 1,982
               Tax Valuation Allowance                                $ 5,448       $6,094      $     0         $11,542

Year ended December 31, 1996
               Allowance for Doubtful Accounts                        $   448       $    1      $    (6)        $   443
               Provision for Obsolete Inventory                       $   345       $  560      $  (184)        $   721
               Tax Valuation Allowance                                $ 5,488       $    0      $   (40)        $ 5,448


(a) Uncollectible accounts written-off or disposal of unusable or damaged raw materials.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

         We consent to the incorporation by reference in the Registration Statements of Polycom, Inc. on Forms S-8 (Registration file Nos. 333-45351 and 333-43059) of our reports dated January 20, 1999 on our audits of the consolidated financial statements of Polycom, Inc. and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998 and on our audit of the consolidated financial statement schedule, both of which reports are included in this annual report on Form 10-K.





PricewaterhouseCoopers LLP
San Jose, California
March 12, 1999