Form 10-Q
period 1999-04-04
POLYCOM INC
filed 1999-05-18
CIK 1010552

-------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---- Act of 1934


                    FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1999

                                         or

     Transition report pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934

        For the transition period from ________________ to ________________


                           COMMISSION FILE NUMBER   0-27130

                                       POLYCOM, INC.
                                   --------------------
                 (Exact name of registrant as specified in its charter)


              DELAWARE                                     94-3128324
   -------------------------------                ---------------------------
   (State or other jurisdiction of                      (I.R.S. employer
    incorporation or organization)                   identification number)

  2584 JUNCTION AVENUE,  SAN JOSE, CA.                     95134-1902
--------------------------------------               -------------------------
(Address of principal executive offices)                   (Zip Code)


      (Registrant's telephone number, including area code, is (408) 474-2904)


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

There were 32,224,258 shares of the Company's Common Stock, par value $.0005, outstanding on May 5, 1999.

-------------------------------------------------------------------------------

                                   POLYCOM, INC.

                                       INDEX

                                REPORT ON FORM 10-Q
                        FOR THE QUARTER ENDED MARCH 31, 1999


                                                                         Page
                                                                        Number
                                                                        ------
PART I         FINANCIAL INFORMATION

        Item 1 Financial Statements:

               Condensed Consolidated Balance Sheets as of March 31,
               1999 and December 31, 1998. . . . . . . . . . . . . . . . . . 3

               Condensed Consolidated Statements of Income for the
               Three Month Periods Ended March 31, 1999 and March 31,
               1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

               Condensed Consolidated Statements of Cash Flows for the
               Three Month Periods Ended March 31, 1999 and March 31,
               1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

               Notes to Condensed Consolidated Financial Statements. . . . . 6

        Item 2 Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . . . 9

PART II        OTHER INFORMATION

               Item 1 - Legal Proceedings. . . . . . . . . . . . . . . . . .23
               Item 2 - Changes in Securities. . . . . . . . . . . . . . . .23
               Item 3 - Defaults Upon Senior Securities. . . . . . . . . . .23
               Item 4 - Submission of Matters to a Vote of Security
                        Holders. . . . . . . . . . . . . . . . . . . . . . .23
               Item 5 - Other Information. . . . . . . . . . . . . . . . . .23
               Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . .24

SIGNATURE      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .25


PART 1                          FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  POLYCOM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  March 31,        December 31,
                                                                     1998             1998
                                                                ---------------   --------------
                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                           $ 39,929         $ 17,548
  Short-term investments                                                 7,301            5,483
  Accounts receivable, net of allowance for doubtful
     accounts of $838 at March 31, 1999 and
     at December 31, 1998                                               29,269           25,011
  Inventories                                                           15,172           16,699
  Deferred taxes                                                         2,594            2,594
  Other current assets                                                   2,861            2,196
                                                                ---------------   --------------
    Total current assets                                                97,126           69,531
Fixed assets, net                                                        7,501            6,727
Noncurrent deferred taxes                                                3,157                0
Other assets                                                               446              696
                                                                ---------------   --------------
      Total assets                                                   $ 108,230         $ 76,954
                                                                ---------------   --------------
                                                                ---------------   --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $ 16,616         $ 12,412
  Taxes payable                                                          3,348            1,405
  Accrued and other current liabilities                                  9,374           10,083
                                                                ---------------   --------------
    Total current liabilities                                           29,338           23,900
                                                                ---------------   --------------
Stockholders' equity:
  Common stock                                                              18               18
  Additional paid-in capital                                            82,676           64,590
  Accumulated deficit                                                  (3,802)         (11,554)
                                                                ---------------   --------------
    Total stockholders' equity                                          78,892           53,054
                                                                ---------------   --------------
      Total liabilities and stockholders' equity                     $ 108,230         $ 76,954
                                                                ---------------   --------------
                                                                ---------------   --------------

              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                                  POLYCOM, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       Three Months Ended
                                                                   March 31,       March 31,
                                                                     1999            1998
                                                                 --------------  --------------
Net revenues                                                         $  40,013       $  18,031
Cost of net revenues                                                    18,716           9,182
                                                                 --------------  --------------
    Gross profit                                                        21,297           8,849
                                                                 --------------  --------------

Operating expenses:

  Sales and marketing                                                    7,347           4,025
  Research and development                                               3,535           3,538
  General and administrative                                             1,507           1,042
  Acquisition expenses                                                     ---             185
                                                                 --------------  --------------
    Total operating expenses                                            12,389           8,790
                                                                 --------------  --------------

Operating income                                                         8,908              59

Interest income, net                                                       299             241
Other income/(expense), net                                                 (5)              1
                                                                 --------------  --------------
    Income before taxes                                                  9,202             301

Provision for income taxes                                               1,450               7
                                                                 --------------  --------------

Net income                                                           $   7,752         $   294
                                                                 --------------  --------------
                                                                 --------------  --------------

Basic net income per share                                            $   0.26        $   0.01
                                                                 --------------  --------------
                                                                 --------------  --------------

Dilutive net income per share                                         $   0.23        $   0.01
                                                                 --------------  --------------
                                                                 --------------  --------------

Weighted average shares outstanding for basic EPS                       29,600          26,219
                                                                 --------------  --------------
                                                                 --------------  --------------

Weighted average shares outstanding for dilutive EPS                    34,035          30,344
                                                                 --------------  --------------
                                                                 --------------  --------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                  POLYCOM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              Three Months Ended
                                                                          March 31,         March 31,
                                                                            1999               1998
                                                                        --------------     -------------
Cash flows from operating activities:
Net income                                                                  $   7,752         $     294
 Adjustments to reconcile net income to net cash
     provided by/(used in) operating activities:
  Depreciation and amortization                                                   894               638
  Provision for excess and obsolete inventories                                 1,082               130
  Value of stock options to outside consultants                                     7                 3
 Changes in assets & liabilities:
   Accounts receivable                                                         (4,258)           (2,863)
   Inventories                                                                    445              (845)
   Deferred taxes                                                              (3,157)                -
   Prepaid expenses and other current assets                                     (665)             (429)
   Deposits and other assets                                                        -               (61)
   Accounts payable                                                             4,204            (1,187)
   Taxes payable                                                                1,943                (6)
   Accrued and other liabilities                                                 (709)              984
                                                                        --------------     -------------
Net cash provided by/(used in) operating activities                             7,538            (3,342)
                                                                        --------------     -------------
Cash flows from investing activities:
   Acquisition of fixed assets                                                 (1,668)           (1,046)
   Proceeds from repayment of note receivable                                     250                 -
   Proceeds from sale and maturity of short term investments                    1,700             1,444
   Purchases of short term investments                                         (3,518)           (2,726)
                                                                        --------------     -------------
Net cash used in investing activities                                          (3,236)           (2,328)
                                                                        --------------     -------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                       3,079             7,975
   Proceeds from exercise of warrants                                          15,000                 -
   Repayment of line of credit borrowings                                           -              (628)
                                                                        --------------     -------------
Net cash provided by financing activities                                      18,079             7,347
                                                                        --------------     -------------
Net increase in cash and cash equivalents                                      22,381             1,677
Cash and cash equivalents, beginning of year                                   17,548            12,486
                                                                        --------------     -------------
                                                                        --------------     -------------
Cash and cash equivalents, end of period                                    $  39,929         $  14,163
                                                                        --------------     -------------
                                                                        --------------     -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Income taxes paid                                                        $   1,196         $      21

SUPPLEMENTAL SCHEUDLE OF NONCASH INVESTING AND FINANCING:
   Conversion of preferred shares to common stock                           $       -         $   9,496


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                                   POLYCOM, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

1. BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 1999, the condensed consolidated statements of income for the three month periods ending March
31, 1999 and 1998 and condensed consolidated statements of cash flows for the three month periods ending March 31, 1999 and 1998 have been prepared by the Company without audit. The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements as of that date.

The preparation of financial statements in conformity with United States' generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made.

The Company uses a 52-53 week fiscal year. As a result, a fiscal year may not end as of the same day as the calendar period. However, for convenience of presentation, the accompanying consolidated financial statements have been shown as ending on March 31 and December 31 of each applicable period. Due to timing, 1998 was a 53 week fiscal year. Consequently, the first quarter of 1998 had 14 weeks rather than the usual 13 weeks.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1998 dated March 15, 1999 and filed with the Securities and Exchange Commission.

This Report on Form 10-Q contains forward looking statements that involve risks and uncertainties, including potential fluctuations in results and future growth rates, if at all; the market acceptance of ViewStation-TM-, ShowStation-Registered Trademark- IP, WebStation-TM-, StreamStation-TM-, SoundPoint-Registered Trademark- Pro, MeetingSite-TM- and other new products; the profitability of the dataconferencing and MCU product lines; the impact of competitive products and pricing; technological change; risks associated with international operations; dependence on research and development; the impact of the legal proceedings involving VTEL; the successful expansion of the Company's infrastructure to support the recent and future anticipated growth; the successful transition of 3M's audio/visual and office supply channels; the timely resolution of the Year 2000 issue by the Company and its customers and suppliers and other risks detailed from time to time in the Company's SEC reports, including the 1998 Form 10-K Report, filed March 15, 1999.

2. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out ("FIFO") method. Inventories consisted of the following (in thousands):

                                                     March 31,           Dec 31,
                                                          1999              1998
                                                      --------          --------
 Raw Materials                                        $  1,175          $    974
 Finished Goods                                         13,997            15,725
                                                      --------          --------
                                                      $ 15,172          $ 16,699
                                                      --------          --------
                                                      --------          --------

3.  BANK LINE OF CREDIT

The Company has a $5.0 million bank revolving line of credit under an agreement with Silicon Valley Bank. Borrowings under the line are unsecured and bear interest at the bank's prime rate (7.75% at March 31, 1999). The agreement allows for an additional facility of $5.0 million upon request of Polycom and payment of associated fees. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, equity distributions, financial guarantees, business combinations and other related items. The line expires in October 1999. There were no borrowings under the line at March 31, 1999.

4.  PER SHARE INFORMATION

The Company prepares earnings per share information using the guidelines of the Statement of Financial Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires net income per share to be presented under two calculations, Basic EPS and Diluted EPS. Basic net income per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted net income per share is computed using common and dilutive common equivalent shares outstanding during the periods represented. Common equivalent shares, including shares issued under the Stock Option Plan which are subject to repurchase, shares offered through the Company's Stock Option Plan and warrants, are included in the computation of diluted net income per share as their effect is dilutive for the three months ended March 31, 1999 and March 31, 1998.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands except per share amounts).

                                                                          Three Months Ended
                                                                              March 31,
                                                                           1999        1998
                                                                        ----------- -----------
   Numerator - basic and diluted EPS
      Net income                                                            $7,752      $  294
                                                                        ----------- -----------
                                                                        ----------- -----------
   Denominator - Basic EPS
      Common stock outstanding                                              29,600      26,219
                                                                        ----------- -----------
   Total shares used in calculation of Basic EPS                            29,600      26,219
                                                                        ----------- -----------
   Basic net income per share                                               $ 0.26      $ 0.01
                                                                        ----------- -----------
                                                                        ----------- -----------
   Denominator - Diluted EPS
      Denominator - Basic EPS                                               29,600      26,219
      Effect of Dilutive Securities:
        Common stock options                                                 2,394       2,287
        Stock subject to repurchase                                          1,195       1,743
        Warrants                                                               846          95
                                                                        ----------- -----------
   Total shares used in calculation of Diluted EPS                          34,035      30,344
                                                                        ----------- -----------
   Diluted net income per share                                              $0.23      $ 0.01
                                                                        ----------- -----------
                                                                        ----------- -----------

5.  FIRST AND SECOND AGREEMENTS WITH 3M

In March 1997, Polycom entered into a joint marketing and development agreement (the "FIRST AGREEMENT") with 3M. Under the agreement, 3M provided $3.0 million in funding to Polycom for certain deliverables related to the development of the ShowStation IP. Additionally, Polycom granted 3M exclusive private-label rights and distribution rights in certain distribution channels to the products developed under this agreement, subject to certain minimum volumes. Effective January 1999; however, 3M no longer has exclusive distribution rights and effective April 1999 3M no longer distributes the products developed under this agreement. Further, 3M received warrants to purchase up to 2,000,000 shares of Polycom's common stock at an exercise price of $7.50 per share. In March 1999, 3M exercised the warrants and purchased 2,000,000 shares of Polycom's common stock. At the time of grant, the warrants were valued using the Black-Scholes model and were determined to have a value of $40,000. 3M was also granted certain rights of first offer under its stock warrant agreement with Polycom which gave 3M the right to purchase additional shares of Polycom Common Stock at a purchase price of $7.50 per share. In February 1998, 3M exercised this option and purchased approximately one million shares of Polycom common stock for a consideration of approximately $7.6 million. With the exercise of the warrants, this right of first offer expired. As of March 31, 1999, 3M owned approximately 9% of the outstanding Polycom common stock.

In June 1997, the Company entered into a second joint marketing and development agreement (The "SECOND AGREEMENt") with 3M. Under this agreement, 3M provided $2.5 million in funding to Polycom for certain deliverables related to the development of videoconferencing products and may also provide shared technology resources for the development of future products. Polycom granted 3M exclusive private-label rights and distribution rights in certain distribution channels to the products developed under this agreement subject to certain minimum volumes. Effective April 1999 3M no longer distributes the products developed under this agreement. In the three months ended March 31, 1998 and the three months ended June 30, 1998, the Company received, and recognized as revenue, $1.5 million and $1.0 million, respectively, under this agreement, using the percentage of completion methodology.

As mentioned earlier, in April 1999, 3M announced that they are exiting the businesses associated with the First and Second Agreements. Under a memorandum of understanding between Polycom and 3M, both parties will work to transition 3M's resellers to Polycom and existing OEM video and data products in 3M's inventory purchased under the First and Second Agreements will be available for purchase by Polycom. Further, existing warranty obligations 3M has concerning the sale of these products will be assumed by Polycom.

6.  LITIGATION

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

The Company will vigorously defend against the VTEL claim. While litigation is inherently uncertain, Polycom believes that the ultimate resolution of this matter beyond that provided in its balance sheet as of March 31, 1999, will not have a material adverse effect on the Company's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER SECTIONS OF THIS DOCUMENT CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS, AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "TARGETS" AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT, IF NOT IMPOSSIBLE, TO PREDICT. THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE POTENTIAL FLUCTUATIONS IN RESULTS AND FUTURE GROWTH RATES, IF AT ALL; THE SUCCESSFUL LAUNCH OF NEW PRODUCTS AND MANUFACTURING RAMP OF THE VIEWSTATION, WEBSTATION, MEETINGSITE AND OTHER NEW PRODUCTS; THE MARKET ACCEPTANCE OF VIEWSTATION, SHOWSTATION IP, WEBSTATION, SOUNDPOINT PRO, MEETINGSITE AND OTHER NEW PRODUCTS; SALES OF THE SOUNDPOINT PRODUCT GIVEN THE INTRODUCTION OF THE SOUNDPOINT PRO; THE PROFITABILITY OR EVEN POSITIVE GROSS MARGIN OF THE DATACONFERENCING PRODUCT LINE; THE PROFITABILITY OF THE MCU PRODUCT LINE; THE SUCCESS OF THE REALNETWORKS RELATIONSHIP; DEPENDENCE ON NEW PRODUCTS; TECHNOLOGICAL CHANGE; THE SUCCESSFUL TRANSITION OF 3M'S AUDIO/VISUAL AND OFFICE SUPPLY CHANNELS; UNCERTAINTIES RELATING TO THE INTEGRATION OF OPERATIONS OF VIAVIDEO COMMUNICATIONS, INC.; EFFECTS OF THE ACQUISITION ON EXISTING BUSINESS PARTNERSHIPS; DEPENDENCE ON THIRD PARTY DISTRIBUTORS; RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS; DEPENDENCE ON RESEARCH AND DEVELOPMENT; EXISTING AND NEW COMPETITION; DEPENDENCE ON THIRD PARTY MANUFACTURERS AND SOLE-SOURCE SUPPLIERS; DEPENDENCE ON INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS; DEPENDENCE ON THIRD-PARTY LICENSES; DEPENDENCE ON PERSONNEL; THE IMPACT OF LEGAL PROCEEDINGS INVOLVING VTEL; THE SUCCESSFUL EXPANSION OF THE COMPANY'S INFRASTRUCTURE TO SUPPORT THE RECENT AND FUTURE ANTICIPATED GROWTH; THE TIMELY RESOLUTION OF THE YEAR 2000 ISSUE BY THE COMPANY AND ITS CUSTOMERS AND SUPPLIERS AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998 UNDER "OTHER FACTORS AFFECTING FUTURE OPERATIONS" ON PAGES 29 THROUGH 33 AND ELSEWHERE IN THE FORM 10-K. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, INVESTORS SHOULD CAREFULLY REVIEW THE RISK FACTORS AND OTHER INFORMATION SET FORTH IN THE REPORTS AND OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE COMMISSION.

OVERVIEW

     Polycom was incorporated in December 1990 to develop, manufacture and market conferencing products that facilitate meetings at a distance. Polycom was engaged principally in research and development from inception through September 1992, when it began volume shipments of its first audioconferencing product, SoundStation. As of March 31, 1999, Polycom's audioconferencing product line consisted principally of the SoundStation, SoundStation EX, SoundStation Premier, SoundStation Premier EX, SoundPoint and SoundPoint Pro. Polycom began shipping its first dataconferencing product, ShowStation, in November 1995. In March 1998, Polycom began shipments of its next generation ShowStation, the ShowStation IP. As of March 31, 1999, Polycom's dataconferencing product line consisted principally of the ShowStation IP and WebStation. On January 2, 1998, the Company completed the acquisition of ViaVideo Communications, Inc., ("ViaVideo"), a development stage company that designed and developed high quality, low cost, easy-to-use, group videoconferencing systems that utilize advanced video and audio compression technologies along with Internet/Web-based features. In February 1998, Polycom began customer shipments of the ViewStation 128, its first videoconferencing product. As of March 31, 1999, Polycom's videoconferencing product line consisted principally of the ViewStation 128, ViewStation 512, ViewStation
V.35 and ViewStation MP. In September 1998, the Company began shipping its MeetingSite product, a Multipoint Conferencing Unit (MCU) product, which provides connectability for large multipoint videoconference calls. In May 1998, the Company announced it first collaborative product with RealNetworks, the StreamStation. The StreamStation incorporates RealNetworks' RealSystem-TM- G2 industry-leading streaming media technology to stream point-to-point or multipoint videoconferencing using the Polycom ViewStation to the Web. Using StreamStation, real-time or on-demand videoconferences can be broadcast to any PC with a RealPlayer-Registered Trademark- G2, enabling meeting participants to join videoconferences from the desktop.

     Polycom markets its products domestically and internationally through a network of value-added resellers ("VARS"), original equipment manufacturers ("OEMS"), and retailers. The Company also sells its audioconferencing products through its direct sales force. Effective January 1999, the direct sales force also began selling the dataconferencing product line. Through March 31, 1999, Polycom has derived a majority of its net revenues from sales of its SoundStation and ViewStation products. Polycom anticipates that sales of the SoundStation and ViewStation product lines will continue to account for a significant portion of the Company's net revenues at least through the year ending December 31, 1999. Any factor adversely affecting the demand or supply for these products would materially adversely affect Polycom's business, financial condition, cash flows or results of operations.

     From inception through the nine month period ended September 30, 1995, the Company incurred losses from operations, primarily as a result of its investments in the development of its products and the expansion of its sales and marketing, manufacturing and administrative organizations. The Company achieved profitability in the fourth quarter of 1995 and generated net income in fiscal 1996. The Company incurred a quarterly operating loss in each quarter of 1997 as a result of investments in the next generation dataconferencing product, the videoconferencing product line and the sales and marketing function. The Company returned to profitability in each quarter of 1998. The Company intends to continue to invest significantly in research and development, sales and marketing and the Company's infrastructure in 1999. Although Polycom plans to generate operating income through 1999, there is a limited history of profitability for the Company. Additionally, because Polycom's profitability is very dependent on the market acceptance and profitability of a relatively small amount of products, there can be no assurance that the Company will achieve its operating plans or achieve profitable operations in any subsequent period.

     In March 1997, Polycom entered into a joint marketing and development agreement (the "FIRST AGREEMENT") with 3M. Under the agreement, 3M provided $3.0 million in funding to Polycom for certain deliverables related to the development of the ShowStation IP. Additionally, Polycom granted 3M exclusive private-label rights and distribution rights in certain distribution channels to the products developed under this agreement, subject to certain minimum volumes. Effective January 1999; however, 3M no longer has exclusive distribution rights and effective April 1999 3M no longer distributes the products developed under this agreement. Further, 3M received warrants to purchase up to 2,000,000 shares of Polycom's common stock at an exercise price of $7.50 per share. In March 1999, 3M exercised the warrants and purchased 2,000,000 shares of Polycom's common stock. At the time of grant, the warrants were valued using the Black-Scholes model and were determined to have a value of $40,000. 3M was also granted certain rights of first offer under its stock warrant agreement with Polycom which gave 3M the right to purchase additional shares of Polycom Common Stock at a purchase price of $7.50 per share. In February 1998, 3M exercised this option and purchased approximately one million shares of Polycom common stock for a consideration of approximately $7.6 million. With the exercise of the warrants, this right of first offer expired. As of March 31, 1999, 3M owned approximately 9% of the outstanding Polycom common stock.

     In June 1997, the Company entered into a second joint marketing and development agreement (The "SECOND AGREEMENt") with 3M. Under this agreement, 3M provided $2.5 million in funding to Polycom for certain deliverables related to the development of videoconferencing products and may also provide shared technology resources for the development of future products. Polycom granted 3M exclusive private-label rights and distribution rights in certain distribution channels to the products developed under this agreement subject to certain minimum volumes. Effective April 1999 3M no longer distributes the products developed under this agreement. In the three months ended March 31, 1998 and the three months ended June 30, 1998, the Company received, and recognized as revenue, $1.5 million and $1.0 million, respectively, under this agreement, using the percentage of completion methodology.

     As mentioned earlier, in April 1999, 3M announced that they are exiting the businesses associated with the First and Second Agreements. Under a memorandum of understanding between Polycom and 3M, both parties will work to transition 3M's resellers to Polycom and existing OEM video and data products in 3M's inventory purchased under the First and Second Agreements will be available for purchase by Polycom. Further, existing warranty obligations 3M has concerning the sale of these products will be assumed by Polycom.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net revenues, condensed consolidated statements of operations data for the periods indicated.


                                                              Three Months Ended
                                                          March 31,         March 31,
                                                            1999              1998
                                                        --------------     ------------
Net revenues                                                     100%             100%
Cost of net revenues                                              47%              51%
                                                        --------------     ------------
    Gross profit                                                  53%              49%
                                                        --------------     ------------
Operating expenses:
  Sales and marketing                                             18%              22%
  Research and development                                         9%              20%
  General and administrative                                       4%               6%
  Acquisition expenses                                             0%               1%
                                                        --------------     ------------
    Total operating expenses                                      31%              49%
                                                        --------------     ------------
Operating income                                                  22%               0%
Interest income, net                                               1%               2%
Other income/(expense), net                                        0%               0%
                                                        --------------     ------------
    Income before taxes                                           23%               2%
Provision for income taxes                                         4%               0%
                                                        --------------     ------------
Net income                                                        19%               2%
                                                        --------------     ------------
                                                        --------------     ------------

NET REVENUES

     Total net revenues for the three months ended March 31, 1999 were $40.0 million, an increase of $22.0 million, or 122%, compared to the same period for 1998. This increase was due in large part to revenues from the videoconferencing products which had initial shipments in February of 1998. Additionally, audioconferencing product line sales volume increases, primarily in North America, also contributed to the revenue growth.

     During the first three months of 1999, Polycom derived a substantial majority of its net revenues from sales of its SoundStation and ViewStation product families. During the first three months of 1998, the Company derived a substantial majority of its net revenues from its SoundStations product line. Lucent Technologies accounted for 10% of net revenues in the first three months of 1999. In the first three months of 1998, 3M, after considering the revenue from the Second Agreement and product sales, accounted for 12% of total net revenues. No other customer or reseller accounted for more than 10% of Polycom's net revenues during these periods in 1999 and 1998.

     International net revenues accounted for 26% and 22% of total net revenues for the first three months of 1999 and 1998, respectively. The increase in the international percentage of total net revenues was due to volume increases in all international regions, primarily Europe. The Company anticipates that international sales will continue to account for a significant portion of total net revenues for the foreseeable future. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Additionally, international net revenues may fluctuate as a percentage of net revenues in the future as the Company introduces new products, since the Company expects to initially introduce such products in North America and also because of the additional time required for product homologation and regulatory approvals of new products in international markets. Also, the ongoing economic problems in the Asian and Latin American markets could adversely affect the Company's profitability if such economic problems continue. Further, the Company plans to expand operations in the Europe, Middle East and Africa region in 1999. This expansion of marketing and administrative functions could initially divert management's attention from the sales effort which could materially adversely affect revenue growth in this region. To the extent the Company is unable to expand international sales in a timely and cost-effective manner, the Company's business, financial condition or results of operations could be materially adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. To date, a substantial majority of the Company's international sales has been denominated in U.S. currency; however, the Company expects that in the future more international sales may be denominated in local currencies and, therefore, subject to currency fluctuation risks. Further, beginning January 1, 1999, the participating member countries of the European Union agreed to adopt the European Currency Unit (the "Euro") as the common legal currency. On that same date they established fixed conversion rates between their existing sovereign currencies and the Euro. This establishment of the Euro should not have any significant impact on Polycom since a substantial majority of the Company's international sales has been denominated in U.S. currency.

COST OF NET REVENUES

     Cost of net revenues consists primarily of contract manufacturer costs including material and direct labor, Polycom's manufacturing organization, tooling depreciation, warranty expense and an allocation of overhead expenses. The cost of net revenues represented 47% of net revenues in the first three months of 1999 compared to 51% in the same period of 1998. This improvement in cost over 1998 is attributable to a more favorable product mix, royalty revenues with no associated costs and favorable material price improvements. These increases were offset by no revenue received under the Second Agreement with 3M which had very low associated costs. The Company received $1.5 million in revenue under this agreement in the first three months of 1998.

     Forecasting future gross margin percentages is difficult. Polycom expects that the overall cost of net revenues percentage will remain at current levels; however, there can be no assurances that this will happen. For example, uncertainties surrounding competition, changes in technology, changes in product mix, the royalty revenue stream, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs, and timing of sales within the remaining quarters of 1999 can cause the cost of net revenues percentage to fluctuate significantly. Additionally, gross margins associated with the ShowStation IP and the SoundPoint Pro are lower than the targeted gross margins of the total product portfolio, yet the gross margins for the WebStation are closer to the targeted gross margins. The contribution of these products throughout the remainder of 1999 can have a significant impact on the Company's overall gross margins. There can be no assurances on achieving profitability targets due to these and other uncertainties.

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

SALES AND MARKETING EXPENSES

                                              THREE MONTHS ENDED
                                             --------------------
                                         MARCH 31,     MARCH 31,     INCREASE/
$ IN THOUSANDS                                1999          1999    (DECREASE)
--------------                           ---------     ---------    ----------
Expenses                                   $ 7,347       $ 4,025          82%

% of Net Revenues                              18%           22%          (4%)


     Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses, an allocation of overhead expenses and customer service and support costs. The increase in sales and marketing expenses in absolute dollars in the first three months of 1999 over the same period of 1998 was primarily related to increased advertising and promotional expenditures for the video, audio and MCU product lines. Additionally, an increase in the investment in the videoconferencing sales effort also contributed to the increase over 1998.

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

RESEARCH AND DEVELOPMENT EXPENSES

                                              THREE MONTHS ENDED
                                             --------------------
                                         MARCH 31,     MARCH 31,     INCREASE/
$ IN THOUSANDS                                1999          1999    (DECREASE)
--------------                           ---------     ---------    ----------
Expenses                                    $3,535        $3,538           0%
% of Net Revenues                               9%           20%         (11%)


     Research and development expenses consist primarily of compensation costs, consulting fees, an allocation of overhead expense, supplies and depreciation. The expense increases in video and audio product development in the first three months of 1999 over the first three months of 1998, was offset by a reduction in dataconferencing product development. As of March 31, 1999, all research and development costs have been expensed as incurred.

     The Company believes that technological leadership is critical to its success and is committed to continuing a high level of research and development. Consequently, the Company intends to increase its research and development expenses in absolute dollars and a percentage of net revenues in the future.

GENERAL AND ADMINISTRATIVE EXPENSES

                                            THREE MONTHS ENDED
                                           -------------------
                                         MARCH 31,     MARCH 31,     INCREASE/
$ IN THOUSANDS                                1999          1999    (DECREASE)
--------------                           ---------     ---------    ----------
Expenses                                    $1,507        $1,042          45%
% of Net Revenues                               4%            6%          (2%)


     General and administrative expenses consist primarily of compensation costs, an allocation of overhead expense, and outside legal and accounting expenses. The increase in general and administrative expenses in the first three months of 1999 when compared to the same period in 1998 is due to increased staffing and infrastructure costs to support the Company's growth.

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

INTEREST INCOME, NET AND OTHER EXPENSES, NET

     Interest income consists of interest earned on Polycom's cash and cash equivalents and short-term investments. Interest expense is from Polycom's bank debt facilities. Interest income, net of interest expense was $0.3 million and $0.2 million for the first three months of 1999 and 1998, respectively. The fluctuations in interest income, net are due primarily to changes in average cash balances throughout the year.

PROVISION FOR INCOME TAXES

     Polycom accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." In the first three months of 1999 and 1998, Polycom's provision for income taxes was $1.5 million and approximately $0.01 million, respectively. The increase in income taxes is due to increased profitability of the Company. The provision for income taxes in the first three months of 1998 was primarily for federal alternative minimum and certain foreign taxes.

     As of March 31, 1999, Polycom had approximately $9.4 million in deferred tax assets arising from federal net operating loss carryforwards, federal tax credit carryforwards as well as from other timing differences. Polycom had a valuation allowance against a portion of these deferred tax assets due to the uncertainty surrounding the realization of such. The Company reversed $3.2 million of this allowance due to management's belief that it is more likely than not that these deferred tax assets will be realized. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance and, accordingly, the valuation allowance may change based upon the Company's financial performance and market condition.

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

Polycom takes seriously the potential issues that could arise due to the Year 2000 impact on internal systems, facilities, and its suppliers. In connection with the Year 2000 initiative, the Company is working to assure that its internal systems, facilities, and suppliers are Year 2000 compliant in advance of January 1, 2000. The schedule for this program and percentage of tasks complete are as follows:

                                                          %        Scheduled
        Year 2000 Initiative Phases                   Complete     Completion
        ---------------------------                   --------     ----------
        Conduct inventory                               100%        10/1/98
        Survey suppliers                                100%        2/15/99
        Assess Year 2000 compliance                     100%        3/31/99
        Develop action & contingency plans               74%        5/30/99
        Assess need to implement contingencies           0%         6/30/99
        Complete upgrades & replacements                 12%        10/15/99


     The results of our assessments to date are that 100% of Polycom product are Year 2000 Compliant. Of the inventoried internal systems, 74% are Year 2000 Compliant, 19% require an upgrade and 7% require replacement.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, Polycom's principal sources of liquidity included cash and cash equivalents of $39.9 million and short-term investments of $7.3 million. Additionally, the Company has a $5.0 million revolving bank line of credit from Silicon Valley Bank. This line of credit allows for an additional facility of $5.0 million available upon request by the Company and contingent upon payment of associated fees. The line of credit facility contains provisions that require the maintenance of certain financial ratios and profitability requirements. As of March 31, 1999, Polycom was in compliance with these covenants.

     Polycom generated cash from operating activities totaling $7.5 million in the first three months of 1999 compared to a use of cash of $3.3 million from operating activities for the same period of 1998. The improvement in cash from operating activities in 1999 over 1998 was due primarily to the improvement in net income before non-cash items, reduction in inventories compared to an increase in 1998, and net increases in current liabilities compared to a net reduction in 1998. These cash improvements were offset slightly by a larger growth in accounts receivables and deferred taxes.

     The total net change in cash and cash equivalents for the first three months of 1999 was an increase of $22.4 million. The primary sources of cash were $15.0 million proceeds from an exercise of warrants by 3M, $7.5 million from operating activities and $3.1 million from the issuance of stock associated with the exercise of stock options and purchases under the employee stock purchase plan. The primary uses of cash during the first three months of 1999 were purchases of property, plant and equipment of $1.7 million and net cash invested in short-term investments of $1.8 million. The positive cash from operating activities was primarily the result of positive net income before considering non-cash expenses such as depreciation and higher total current liabilities (including accounts payable and taxes payable), offset by an increase in accounts receivable and deferred taxes.

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

OTHER FACTORS AFFECTING FUTURE OPERATIONS

     Polycom's net revenues have grown primarily through increased market acceptance of its established SoundStation, SoundStation Premier and the initial acceptance of the ViewStation product lines, other new product introductions and through the expansion of Polycom's North American and International distribution networks. While Polycom has experienced growth in net revenues in recent quarters, it does not believe that the historical growth rates in net revenues will be sustainable nor are they indicative of future operating results. For example, the Company lowered the price of the ShowStation IP 23% effective March 1999 due to market acceptance issues for this product and other price reductions could occur for this and other reasons which could negatively impact Polycom's net revenues and profitability. Further, recent growth rates of audio and video product sales out from the sales channels to end-users have been significant. Future growth rates may not achieve these levels of success which would have a material adverse affect on Polycom's revenue growth and profitability. Polycom believes that profitability could continue to be negatively affected in the future as a result of several factors including low to negative gross margins for the ShowStation IP and continuing competitive price pressure in the conferencing equipment market. Although price reductions have been driven by Polycom's desire to expand the market for its products, and Polycom expects that in the future it may further reduce prices or introduce new products that carry lower margins in order to further expand the market or to respond to competitive pricing pressures, there can be no assurance that such actions by Polycom will expand the market for its products or be sufficient to meet competitive pricing pressures. Additionally, if the WebStation product materially negatively affects the future sales of the ShowStation IP, the Company's total revenue could be significantly adversely affected and it could create an excess and obsolescence issue concerning the ShowStation IP inventory which could materially adversely affect the Company's profitability. Similarly, if the SoundPoint Pro product materially negatively affects the future sales of the SoundPoint product, the Company's total revenue could be significantly adversely affected and it could create an excess and obsolescence issue concerning the SoundPoint inventory which could materially adversely affect the Company's profitability. Further, costs related to the introduction of Polycom's new products such as ViewStation MP, ViewStation SP, WebStation, and SoundPoint Pro could also negatively impact future profitability. Also, the impacts of pending or future litigation against Polycom or ViaVideo, including the suit filed by VTEL against ViaVideo, as mentioned in Polycom's Form 8-K filed on September 9, 1997, beyond that already provided in the Company's balance sheet as of March 31, 1999, are difficult to predict at this time. Further, Polycom's limited operating history and limited resources, among other factors, make the prediction of future operating results difficult, if not impossible.

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

     Polycom's operating results have fluctuated in the past and may fluctuate in the future as a result of a number of factors, including market acceptance of ViewStation, SoundPoint Pro, WebStation, ShowStation IP, MeetingSite and other new product introductions and product enhancements by Polycom or its competitors, the prices of Polycom's or its competitors' products, the mix of products sold, the mix of products sold directly and through resellers, fluctuations in the level of international sales, the cost and availability of components, manufacturing costs, the level and cost of warranty claims, changes in Polycom's distribution network, the level of royalties to third parties, the success of the transition of 3M resellers to Polycom and changes in general economic conditions. In addition, competitive pressure on pricing or demand levels in a given quarter could adversely affect Polycom's operating results for such period, and such price pressure over an extended period could materially adversely affect Polycom's long-term profitability. Polycom's ability to maintain or increase net revenues will depend upon its ability to increase unit sales volumes of the SoundStation, SoundStation Premier and SoundPoint families of products, the ShowStation and WebStation line of products, the ViewStation product line, and any new products or product enhancements. There can be no assurance that Polycom will be able to increase unit sales volumes of existing products, introduce and sell new products or reduce its costs as a percentage of net revenues.

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

     Polycom typically ships products within a short time after receipt of an order and historically has no material backlog and backlog fluctuates significantly from period to period. As a result, backlog, at any point in time, is not a good indicator of future net revenues and net revenues for any particular quarter cannot be predicted with any degree of accuracy. Accordingly, Polycom's expectations for both short- and long-term future net revenues are based almost exclusively on its own estimate of future demand and not on firm customer orders. In addition, Polycom typically receives orders and ships a substantial percentage of the total products sold during a particular quarter in the last few weeks of the quarter. Often these orders consist of distributor stocking orders and, typically each quarter, Polycom has provided special incentives for distributors to purchase more than the minimum quantities required under their agreements with Polycom. Additionally, a majority of Polycom's net revenues are from sales to resellers who sell the products through to end users. If these resellers are unable to sell through their inventory of Polycom products in a given quarter or if resellers decide to change their stocking methodology, it could affect the volume of Polycom's sales to these resellers in future quarters. This is especially true for new product channel shipments, such as the ViewStation 512 and ViewStation MP, in the first quarter of 1999. Further, Polycom depends significantly on sales to resellers, many of whom are undercapitalized yet carry multiple Polycom product lines. Failure of these business to establish and sustain profitability could significantly affect future revenue levels for Polycom. Also, since a substantial portion of Polycom's orders are received and shipped within the last few weeks of a quarter, should Polycom, its suppliers or major customers be subject to a business interruption, for example, a natural disaster, during the last few weeks of a quarter, it would have a material adverse impact on Polycom's results of operations or financial condition. As a result of these and other factors, Polycom has been uncertain, throughout most of each quarter, as to the level of revenues it will achieve in the quarter and the impact that distributor stocking orders will have on revenues and profitability in that quarter and subsequent quarters. In addition, because a substantial percentage of product sales occur at the end of the quarter, product mix and, therefore, profitability is difficult, if not impossible, to predict. The Company depends on these third-party resellers for a substantial portion of its revenue. Certain of these third-party resellers also act as resellers for competitors of the Company that can devote greater effort and resources to marketing competitive products. The loss of certain of these third-party resellers could have a material adverse effect on the Company's business and results of operations. Further, there can be no guarantee that Polycom's contract manufacturers will be able to meet product demand before any given quarter ends. Polycom anticipates that this pattern of sales may continue in the future with the exception that the Company may reduce and ultimately eliminate the end-of-quarter incentives offered to distributors. If the Company chooses to eliminate or reduce stocking incentive programs, quarterly revenue may be materially adversely affected. Expense levels are based, in part, on these estimates and, since Polycom is limited in its ability to reduce expenses quickly if orders and net revenues do not meet expectations in a particular period, operating results would be adversely affected. In addition, a seasonal demand appears to have developed for Polycom's products particularly evident in a lag in demand during the summer months. Due to all of the foregoing factors, it is likely that in some future quarter or quarters Polycom's operating results will be materially below the expectations of public market analysts and investors. In such event, the price of Polycom's common stock would likely be materially adversely affected.

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

     Through March 1999, the Company had several distribution and marketing agreements with 3M whereby 3M purchased video and data products from Polycom and provided a royalty revenue stream for Polycom. In April 1999, 3M announced that they are exiting this business and will transition its resellers to Polycom. If this transition is unsuccessful or if the revenue from the old 3M resellers are not enough to offset the royalty revenue stream lost as a result of 3M exiting the business, it could materially adversely affect the future profitability for Polycom.

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

     In 1999, Polycom is making a significant investment in Europe to expand its business in this region. In Europe, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe and other international regions grow as a percentage of Polycom's total revenues, accounts receivable balances will likely increase over previous years. Additionally, sales in the videoconferencing product market typically have longer payment periods over Polycom's traditional experience in the audioconferencing market. Therefore, as Polycom sells more video products as a percentage of its revenue, accounts receivable balances will increase over previous experience. These increases will cause Polycom's days sales outstanding to increase over prior years and will negatively affect future cash flows.

     During the third quarter of 1998, the Company traded $1.1 million of SoundPoint inventory for barter trade credits. These trade credits are convertible into a variety of goods or services, but the Company believes that a majority of them will be used for media advertising. No revenue was recorded on this transaction and it had no impact on net income. As of March 31, 1999, the trade credits are classified as a prepaid asset at their net realizable value which approximates the original value of the inventory. The credits have no expiration date. If the Company subsequently determines that it cannot utilize these trade credits, it could have a material adverse impact on its profitability.

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

     Polycom completed the acquisition of ViaVideo Communications, Inc. on January 2, 1998. Polycom acquired ViaVideo with the expectation that the acquisition would result in operating and strategic benefits, including operating cost reductions and product development, marketing and sales synergies. Although there have not been material difficulties to date, if outstanding merger related issues are not successfully addressed in a coordinated, timely and efficient manner, Polycom's business, financial condition and results of operations would be materially adversely effected. The integration of ViaVideo's product offerings and operations with Polycom's product offerings and operations and the coordination of video sales and marketing efforts with those of Polycom require substantial attention from management. The diversion of the attention of management and any difficulties encountered in the transition process could have a material adverse affect on Polycom's business, financial condition or results of operations. The difficulties of assimilation may be increased by the necessity of integrating personnel with disparate business backgrounds and combining two different corporate cultures. In addition, the process of combining the two organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses, which could have an adverse effect on the combined operations. As a result of the acquisition, Polycom's operating expenses have significantly increased in absolute dollars. Should future expected revenues from ViaVideo products not occur, or occur later or in an amount less than expected, the higher operating expenses could have a material adverse affect on the business, financial condition or results of operations of Polycom. Failure to achieve the anticipated benefits of the acquisition or to successfully integrate the operations of the companies could have a material adverse effect upon the business, operating results or financial condition of Polycom.Additionally, there can be no assurance that Polycom will not incur additional material charges in future quarters to reflect additional costs associated with the acquisition.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below presents principal amounts and related weighted average interest rates by year of maturity for Polycom's investment portfolio and debt obligations:

                                                    Expected Maturity
                                          1999       2000       2001        Total
                                          ----       ----       ----        -----
                                          (in thousands, except interest rates)
Assets
------
Cash and cash equivalents               39,929        ---        ---       39,929
   Average interest rates                3.08%        ---        ---        3.08%
Investments                              7,301        ---        ---        7,301
   Average interest rates                4.86%        ---        ---        4.86%

Liabilities
-----------
Bank line of credit                        ---        ---        ---          ---
   Average interest rates                7.75%        ---        ---        7.75%


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

          The Company will vigorously defend against the VTEL claim. While litigation is inherently uncertain, Polycom believes that the ultimate resolution of this matter beyond that provided in its balance sheet as of March 31, 1999, will not have a material adverse effect on the Company's financial position.


Item 2.   CHANGES IN SECURITIES

          Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

Item 5.   OTHER INFORMATION

          Not Applicable

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits


NUMBER                            EXHIBIT
------    ------------------------------------------------------
27.1      Financial Data Schedule


     (b)  Reports on Form 8-K:

          Not Applicable

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    May 18, 1999                            POLYCOM, INC.


                                                  /s/ Michael R. Kourey
                                                  ----------------------------
                                                  Michael R. Kourey
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)