Form 10-Q
period 1999-07-04
POLYCOM INC
filed 1999-08-17
CIK 1010552

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

                   FOR THE QUARTERLY PERIOD ENDED JULY 4, 1999

                                       or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                   For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-27130

                                  POLYCOM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       DELAWARE                                            94-3128324
-------------------------------                      ----------------------
(State or other jurisdiction of                           (IRS employer
incorporation or organization)                        identification number)

   2584 JUNCTION AVENUE, SAN JOSE, CA.                      95134-1902
 ----------------------------------------                   ----------
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

There were 32,541,025 shares of the Company's Common Stock, par value $.0005, outstanding on August 6, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  POLYCOM, INC.

                                      INDEX

                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                                                                             Page
                                                                                            Number
                                                                                            ------
PART I            FINANCIAL INFORMATION

        Item 1    Financial Statements:

                  Condensed Consolidated Balance Sheets as of June 30, 1999 and
                  December 31, 1998..........................................................  3

                  Condensed Consolidated Statements of Income for the Three and Six
                  Month Periods Ended June 30, 1999 and June 30, 1998........................  4

                  Condensed Consolidated Statements of Cash Flows for the Six
                  Month Periods Ended June 30, 1999 and June 30, 1998........................  5

                  Notes to Condensed Consolidated Financial Statements.......................  6

        Item 2    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................................  9

        Item 3    Quantitative and Qualitative Disclosures About Market Risk................. 22

PART II           OTHER INFORMATION

                  Item 1 - Legal Proceedings................................................. 23
                  Item 2 - Changes in Securities............................................. 23
                  Item 3 - Defaults Upon Senior Securities................................... 23
                  Item 4 - Submission of Matters to a Vote of Security Holders............... 23
                  Item 5 - Other Information................................................. 24
                  Item 6 - Exhibits and Reports on Form 8-K.................................. 24

SIGNATURE.................................................................................... 25

PART 1      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                               POLYCOM, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)

                                                                     June 30,         December 31,
                                                                       1999               1998
                                                                -------------------   -------------
                                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                             $   36,510        $ 17,548
  Short-term investments                                                    16,211           5,483
  Accounts receivable, net of allowance for doubtful
     accounts of $1,008 at June 30, 1999 and
     $838 at December 31, 1998                                              33,309          25,011
  Inventories                                                               19,219          16,699
  Deferred taxes                                                             2,594           2,594
  Other current assets                                                       4,007           2,196
                                                                -------------------   -------------
    Total current assets                                                   111,850          69,531
Fixed assets, net                                                            8,369           6,727
Noncurrent deferred taxes                                                    3,157               0
Long-term investments                                                        2,075               0
Other assets                                                                   498             696
                                                                -------------------   -------------
      Total assets                                                      $  125,949        $ 76,954
                                                                -------------------   -------------
                                                                -------------------   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $   24,102        $ 12,412
  Taxes payable                                                              2,389           1,405
  Accrued and other current liabilities                                     10,474          10,083
                                                                -------------------   -------------
    Total current liabilities                                               36,965          23,900
                                                                -------------------   -------------
Stockholders' equity:
  Common stock                                                                  18              18
  Additional paid-in capital                                                85,956          64,590
  Accumulated earnings/(deficit)                                             3,010         (11,554)
                                                                -------------------   -------------
    Total stockholders' equity                                              88,984          53,054
                                                                -------------------   -------------
      Total liabilities and stockholders' equity                        $  125,949        $ 76,954
                                                                -------------------   -------------
                                                                -------------------   -------------

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                               POLYCOM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Three Months Ended               Six Months Ended
                                                            June 30,        June 30,        June 30,        June 30,
                                                              1999            1998            1999            1998
                                                          --------------  -------------   --------------  -------------
Net revenues                                                  $  45,112      $  26,040        $  85,125      $  44,071
Cost of net revenues                                             20,172         13,127           38,888         22,309
                                                          --------------  -------------   --------------  -------------
    Gross profit                                                 24,940         12,913           46,237         21,762
                                                          --------------  -------------   --------------  -------------

Operating expenses:
  Sales and marketing                                             8,293          5,116           15,640          9,141
  Research and development                                        4,624          3,387            8,159          6,925
  General and administrative                                      1,916          1,360            3,423          2,402
  Acquisition expenses                                              ---            ---              ---            185
                                                          --------------  -------------   --------------  -------------
    Total operating expenses                                     14,833          9,863           27,222         18,653
                                                          --------------  -------------   --------------  -------------

Operating income                                                 10,107          3,050           19,015          3,109

Interest income, net                                                387            261              686            502
Other expense, net                                                  (16)            (5)             (21)            (3)
                                                          --------------  -------------   --------------  -------------
    Income before taxes                                          10,478          3,306           19,680          3,608

Provision for income taxes                                        3,667            151            5,117            158
                                                          --------------  -------------   --------------  -------------
Net income                                                    $   6,811      $   3,155        $  14,563      $   3,450
                                                          --------------  -------------   --------------  -------------
                                                          --------------  -------------   --------------  -------------
Basic net income per share                                    $    0.22      $    0.12        $    0.48      $    0.13
                                                          --------------  -------------   --------------  -------------
                                                          --------------  -------------   --------------  -------------
Dilutive net income per share                                 $    0.20      $    0.10        $    0.42      $    0.11
                                                          --------------  -------------   --------------  -------------
                                                          --------------  -------------   --------------  -------------

Weighted average shares outstanding for basic EPS                31,269         27,402           30,435         26,810
                                                          --------------  -------------   --------------  -------------
                                                          --------------  -------------   --------------  -------------
Weighted average shares outstanding for dilutive EPS             34,646         33,181           34,340         31,763
                                                          --------------  -------------   --------------  -------------
                                                          --------------  -------------   --------------  -------------

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                               POLYCOM, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                              (IN THOUSANDS)

                                                                             Six Months Ended
                                                                         June 30,           June 30,
                                                                           1999               1998
                                                                      --------------     -------------
Cash flows from operating activities:
Net income                                                                $  14,563         $   3,450
   Adjustments to reconcile net income to net cash
       provided by/(used in) operating activities:
   Depreciation and amortization                                              1,862             1,434
   Provision for doubtful accounts                                              170                 -
   Provision for excess and obsolete inventories                              1,403               595
   Value of stock options to outside consultants                                 14                58
 Changes in assets and liabilities:
   Accounts receivable                                                       (8,468)           (7,882)
   Inventories                                                               (3,923)           (6,210)
   Deferred taxes                                                            (3,157)                -
   Prepaids, deposits and other assets                                       (1,863)               88
   Accounts payable                                                          11,690             2,478
   Taxes payable                                                              4,804               160
   Accrued and other liabilities                                                391             2,635
                                                                      --------------     -------------
Net cash provided by / (used in) operating activities                        17,486            (3,194)
                                                                      --------------     -------------
Cash flows from investing activities:
   Acquisition of fixed assets                                               (3,504)           (2,587)
   Proceeds from repayment of note receivable                                   250                 -
   Proceeds from sale and maturity of investments                             3,251             4,035
   Purchases of investments                                                 (16,054)           (4,834)
                                                                      --------------     -------------
Net cash used in investing activities                                       (16,057)           (3,386)
                                                                      --------------     -------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of repurchases                 2,533             8,326
   Proceeds from exercise of warrants                                        15,000                 -
   Repayment of stockholder notes receivable, net                                 -                24
   Proceeds from line of credit borrowings                                        -             3,451
   Repayment of line of credit borrowings                                         -            (4,076)
                                                                      --------------     -------------
Net cash provided by financing activities                                    17,533             7,725
                                                                      --------------     -------------
Net increase in cash and cash equivalents                                    18,962             1,145

Cash and cash equivalents, beginning of year                                 17,548            12,486
                                                                      --------------     -------------
Cash and cash equivalents, end of period                                  $  36,510         $  13,631
                                                                      --------------     -------------
                                                                      --------------     -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Income taxes paid                                                      $   3,457         $     137

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING:
   Conversion of preferred shares to common stock                         $       -         $   9,496
   Tax benefit from exercise of employee stock options                    $   3,820         $       -

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                               POLYCOM, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

1.       BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statements of income for the three and six month periods ending June 30, 1999 and 1998 and condensed consolidated statements of cash flows for the six month periods ending June 30, 1999 and 1998 have been prepared by the Company without audit. The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements as of that date.

The preparation of financial statements in conformity with United States' generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made.

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

2.       INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out ("FIFO") method. Inventories consisted of the following (in thousands):

                                                         June 30,         Dec 31,
                                                             1999            1998
                                                         --------         -------
             Raw Materials                               $    888        $    974
             Finished Goods                                18,331          15,725
                                                         --------        --------
                                                         $ 19,219        $ 16,699
                                                         --------        --------
                                                         --------        --------

3.       BANK LINE OF CREDIT

The Company has a $5.0 million bank revolving line of credit under an agreement with Silicon Valley Bank. Borrowings under the line are unsecured and bear interest at the bank's prime rate (8.00% at June 30, 1999). The agreement allows for an additional facility of $5.0 million upon request of Polycom and payment of associated fees. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, equity distributions, financial guarantees, business combinations and other related items. The line expires in October 1999. There were no borrowings under the line at June 30, 1999.

4.       PER SHARE INFORMATION

The Company prepares earnings per share information using the guidelines of the Statement of Financial Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires net income per share to be presented under two calculations, Basic EPS and Diluted EPS. Basic net income per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted net income per share is computed using common and dilutive common equivalent shares outstanding during the periods represented. Common equivalent shares, including shares issued under the Stock Option Plan which are subject to repurchase, shares offered through the Company's Stock Option Plan and warrants, are included in the computation of diluted net income per share as their effect is dilutive for the three and six months ended June 30, 1999 and June 30, 1998.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands except per share amounts).


                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                             1999          1998            1999       1998
                                                        -------------- ------------    ----------- ----------
   Numerator - basic and diluted EPS
      Net income                                              $ 6,811      $ 3,155        $14,563    $ 3,450
                                                        -------------- ------------    ----------- ----------
                                                        -------------- ------------    ----------- ----------
   Denominator - Basic EPS
      Common stock outstanding                                 31,269       27,402         30,435     26,810
                                                        -------------- ------------    ----------- ----------
   Total shares used in calculation of Basic EPS               31,269       27,402         30,435     26,810
                                                        -------------- ------------    ----------- ----------
   Basic net income per share                                 $  0.22      $  0.12        $  0.48    $  0.13
                                                        -------------- ------------    ----------- ----------
                                                        -------------- ------------    ----------- ----------
   Denominator - Diluted EPS
      Denominator - Basic EPS                                  31,269       27,402         30,435     26,810
      Effect of Dilutive Securities:
        Common stock options                                    2,363        3,055          2,378      2,671
        Stock subject to repurchase                             1,014        1,746          1,104      1,745
        Warrants                                                    0          978            423        537
                                                        -------------- ------------    ----------- ----------
   Total shares used in calculation of Diluted EPS             34,646       33,181         34,340     31,763
                                                        -------------- ------------    ----------- ----------
   Diluted net income per share                               $  0.20      $  0.10        $  0.42    $  0.11
                                                        -------------- ------------    ----------- ----------
                                                        -------------- ------------    ----------- ----------


5.       FIRST AND SECOND AGREEMENTS WITH 3M

In March 1997, Polycom entered into a joint marketing and development agreement (the "FIRST AGREEMENT") with 3M. Under the agreement, 3M provided $3.0 million in funding to Polycom for certain deliverables related to the development of the ShowStation IP. Additionally, Polycom granted 3M exclusive private-label rights and distribution rights in certain distribution channels to the products developed under this agreement, subject to certain minimum volumes. Effective January 1999; however, 3M no longer has exclusive distribution rights and effective April 1999 3M no longer distributes the products developed under this agreement. Further, 3M received warrants to purchase up to 2,000,000 shares of Polycom's common stock at an exercise price of $7.50 per share. In March 1999, 3M exercised the warrants and purchased 2,000,000 shares of Polycom's common stock. At the time of grant, the warrants were valued using the Black-Scholes model and were determined to have a value of $40,000. 3M was also granted certain rights of first offer under its stock warrant agreement with Polycom which gave 3M the right to purchase additional shares of Polycom Common Stock at a purchase price of $7.50 per share. In February 1998, 3M exercised this option and purchased approximately one million shares of Polycom common stock for a consideration of approximately $7.6 million. With the exercise of the warrants, this right of first offer expired. As of June 30, 1999, 3M owned approximately 9% of the outstanding Polycom common stock.

In June 1997, the Company entered into a second joint marketing and development agreement (The "SECOND AGREEMENT") with 3M. Under this agreement, 3M provided $2.5 million in funding to Polycom for certain deliverables related to the development of videoconferencing products. Polycom granted 3M exclusive private-label rights and distribution rights in certain distribution channels to the products developed under this agreement subject to certain minimum volumes. Effective April 1999 3M no longer distributes the products developed under this agreement. In the three months ended March 31, 1998 and the three months ended June 30, 1998, the Company received, and recognized as revenue, $1.5 million and $1.0 million, respectively, under this agreement, using the percentage of completion methodology.

As mentioned earlier, in April 1999, 3M announced that they are exiting the businesses associated with the First and Second Agreements. Under the Product Exit and Transfer Agreement between Polycom and 3M, both parties are working to transition 3M's resellers to Polycom. Polycom will be purchasing some video products from 3M. Further, existing warranty obligations 3M has concerning the sale of these products will be assumed by Polycom.

6.       LITIGATION

On September 3, 1997, VTEL Corporation ("VTEL") filed a lawsuit in the State District Court in Travis County, Texas against ViaVideo Communications, Inc. (ViaVideo), a subsidiary of Polycom, and its founders (who were formerly employed by VTEL). On May 27, 1998, VTEL amended its suit to add Polycom as a defendant. In the lawsuit, VTEL alleges breach of contract, breach of confidential relationship, disclosure of proprietary information and related allegations. ViaVideo, its founders and Polycom have answered the suit, denying in their entirety VTEL's allegations. If ViaVideo or Polycom were found to have infringed upon the proprietary rights of VTEL, the companies could be required to pay damages, cease sales of the infringing products, discontinue such products or such other injunctive relief a court may determine, any of which may have a material adverse effect on Polycom's business, financial condition or results of operations. The parties have engaged in written discovery. No trial date is presently scheduled.

The Company intends to vigorously defend against the VTEL claim. However, litigation is inherently uncertain and, because of such, the actual impact of the outcome of the VTEL litigation is unknown at this time. If the courts find in favor of VTEL in this matter, it may have a material adverse impact on Polycom's results of operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS, INCLUDING STATEMENTS CONCERNING FUTURE REVENUES OF THE VIEWSTATION AND SOUNDSTATION PRODUCT FAMILIES, FLUCTUATIONS, OR LACK THEREOF, OF THE COST OF NET REVENUES AS A PERCENTAGE OF NET REVENUES, EXPENSE FLUCUATIONS IN ABSOLUTE DOLLARS AND AS A PERCENTAGE OF NET REVENUES, AND THE IMPACT OF THE YEAR 2000 ISSUE ON THE COMPANY. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT, IF NOT IMPOSSIBLE, TO PREDICT. THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE POTENTIAL FLUCTUATIONS IN RESULTS AND FUTURE GROWTH RATES, IF AT ALL; THE SUCCESSFUL LAUNCH OF NEW PRODUCTS AND MANUFACTURING RAMP OF THE VIEWSTATION, WEBSTATION, STREAMSTATION, MEETINGSITE AND OTHER NEW PRODUCTS; THE MARKET ACCEPTANCE OF VIEWSTATION, STREAMSTATION, SHOWSTATION IP, WEBSTATION, SOUNDPOINT PRO, MEETINGSITE AND OTHER NEW PRODUCTS; SALES OF THE SOUNDPOINT PRODUCT GIVEN THE INTRODUCTION OF THE SOUNDPOINT PRO; THE PROFITABILITY OR EVEN POSITIVE GROSS MARGIN OF THE DATACONFERENCING PRODUCT LINE; THE SUCCESS OF THE REALNETWORKS RELATIONSHIP; DEPENDENCE ON NEW PRODUCTS; TECHNOLOGICAL CHANGE; THE SUCCESSFUL TRANSITION OF 3M'S AUDIO/VISUAL AND OFFICE SUPPLY CHANNELS; DEPENDENCE ON THIRD PARTY DISTRIBUTORS; RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS; THE CONTRIBUTION OF INTERNATIONAL REVENUES; DEPENDENCE ON RESEARCH AND DEVELOPMENT; EXISTING AND NEW COMPETITION; DEPENDENCE ON THIRD PARTY MANUFACTURERS AND SOLE-SOURCE SUPPLIERS; DEPENDENCE ON INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS; DEPENDENCE ON THIRD-PARTY LICENSES; DEPENDENCE ON PERSONNEL; THE SUCCESSFUL GROWTH IN OPERATING EXPENSES IN PROPORTION TO THE ANTICIPATED GROWTH IN REVENUES AND THE COMPANY; THE IMPACT OF LEGAL PROCEEDINGS INVOLVING VTEL; THE SUCCESSFUL EXPANSION OF THE COMPANY'S INFRASTRUCTURE TO SUPPORT THE RECENT AND FUTURE ANTICIPATED GROWTH; THE TIMELY RESOLUTION OF THE YEAR 2000 ISSUE BY THE COMPANY AND ITS CUSTOMERS AND SUPPLIERS AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998 UNDER "OTHER FACTORS AFFECTING FUTURE OPERATIONS" ON PAGES 29 THROUGH 33 AND ELSEWHERE IN THE FORM 10-K. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. FURTHERMORE, INVESTORS SHOULD CAREFULLY REVIEW THE RISK FACTORS AND OTHER INFORMATION SET FORTH IN THE REPORTS AND OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE COMMISSION.

OVERVIEW

Polycom was incorporated in December 1990 to develop, manufacture and market conferencing products that facilitate meetings at a distance. Polycom was engaged principally in research and development from inception through September 1992, when it began volume shipments of its first audioconferencing product, SoundStation. As of June 30, 1999, Polycom's audioconferencing product line consisted principally of the SoundStation, SoundStation Premier, SoundPoint and SoundPoint Pro product families. Polycom began shipping its first dataconferencing product, ShowStation, in November 1995. As of June 30, 1999, Polycom's dataconferencing product line consisted principally of the ShowStation IP and WebStation. On January 2, 1998, the Company completed the acquisition of ViaVideo Communications, Inc., ("ViaVideo"), a development stage company that designed and developed high quality, low cost, easy-to-use, group videoconferencing systems that utilize advanced video and audio compression technologies along with Internet/Web-based features. In February 1998, Polycom began customer shipments of the ViewStation 128, its first videoconferencing product. As of June 30, 1999, Polycom's videoconferencing product line consisted principally of the ViewStation 128, ViewStation 512, ViewStation V.35, ViewStation MP and ViewStation

SP. In September 1998, the Company began shipping its MeetingSite product, a Multipoint Conferencing Unit (MCU) product, which provides connectability for large multipoint videoconference calls. In June 1999, the Company shipped it first collaborative product with RealNetworks, the StreamStation, in beta volumes. The StreamStation incorporates RealNetworks' RealSystem-TM- G2 industry-leading streaming media technology to stream point-to-point or multipoint videoconferencing using the Polycom ViewStation to the Web. Using StreamStation, real-time or on-demand videoconferences can be webcast to any PC with a RealPlayer-Registered Trademark- G2, enabling meeting participants to join videoconferences from the desktop.

Polycom markets its products domestically and internationally through a network of value-added resellers ("VARs"), original equipment manufacturers ("OEMs"), and retailers. The Company also sells its audioconferencing products through its direct sales force. Effective January 1999, the direct sales force also began selling the dataconferencing product line. Through June 30, 1999, Polycom has derived a majority of its net revenues from sales of its SoundStation and ViewStation products. Polycom anticipates that sales of the SoundStation and ViewStation product lines will continue to account for a significant portion of the Company's net revenues at least through the year ending December 31, 1999. Any factor adversely affecting the demand or supply for these products would materially adversely affect Polycom's business, financial condition, cash flows or results of operations.

From inception through the nine month period ended September 30, 1995, the Company incurred losses from operations, primarily as a result of its investments in the development of its products and the expansion of its sales and marketing, manufacturing and administrative organizations. The Company achieved profitability in the fourth quarter of 1995 and generated net income in fiscal 1996. The Company incurred a quarterly operating loss in each quarter of 1997 as a result of investments in the next generation dataconferencing product, the videoconferencing product line and the sales and marketing function. The Company returned to profitability in each quarter of 1998 and the first two quarters of 1999. The Company intends to continue to invest significantly in research and development, sales and marketing and the Company's infrastructure in 1999. Although Polycom plans to generate operating income through 1999, there is a limited history of profitability for the Company. Additionally, because Polycom's profitability is very dependent on the market acceptance and profitability of a relatively small amount of products, there can be no assurance that the Company will achieve its operating plans or achieve profitable operations in any subsequent period.

In March 1997, Polycom entered into a joint marketing and development agreement (the "FIRST AGREEMENT") with 3M. Under the agreement, 3M provided $3.0 million in funding to Polycom for certain deliverables related to the development of the ShowStation IP. Additionally, Polycom granted 3M exclusive private-label rights and distribution rights in certain distribution channels to the products developed under this agreement, subject to certain minimum volumes. Effective January 1999; however, 3M no longer has exclusive distribution rights and effective April 1999 3M no longer distributes the products developed under this agreement. Further, 3M received warrants to purchase up to 2,000,000 shares of Polycom's common stock at an exercise price of $7.50 per share. In March 1999, 3M exercised the warrants and purchased 2,000,000 shares of Polycom's common stock. At the time of grant, the warrants were valued using the Black-Scholes model and were determined to have a value of $40,000. 3M was also granted certain rights of first offer under its stock warrant agreement with Polycom which gave 3M the right to purchase additional shares of Polycom Common Stock at a purchase price of $7.50 per share. In February 1998, 3M exercised this option and purchased approximately one million shares of Polycom common stock for a consideration of approximately $7.6 million. With the exercise of the warrants, this right of first offer expired. As of June 30, 1999, 3M owned approximately 9% of the outstanding Polycom common stock.

In June 1997, the Company entered into a second joint marketing and development agreement (The "SECOND AGREEMENT") with 3M. Under this agreement, 3M provided $2.5 million in funding to Polycom for certain deliverables related to the development of videoconferencing products. Polycom granted 3M exclusive private-label rights and distribution rights in certain distribution channels to the products developed under this agreement subject to certain minimum volumes. Effective April 1999 3M no longer distributes the products developed under this agreement. In the three months ended March 31, 1998 and the three months ended June 30, 1998, the Company received, and recognized as revenue, $1.5 million and $1.0 million, respectively, under this agreement, using the percentage of completion methodology.

As mentioned earlier, in April 1999, 3M announced that they are exiting the businesses associated with the First and Second Agreements. Under the Product Exit and Transfer Agreement between Polycom and 3M, both parties are working to transition 3M's resellers to Polycom. Polycom will be purchasing some video products from 3M. Further, existing warranty obligations 3M has concerning the sale of these products will be assumed by Polycom.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net revenues, condensed consolidated statements of operations data for the periods indicated.


                                                 Three Months Ended              Six Months Ended
                                               June 30,      June 30,         June 30,       June 30,
                                                 1999          1998             1999           1998
                                            -------------  ------------    -------------   ------------
Net revenues                                        100%          100%             100%           100%
Cost of net revenues                                 45%           50%              46%            51%
                                            -------------  ------------    -------------   ------------
    Gross profit                                     55%           50%              54%            49%
                                            -------------  ------------    -------------   ------------

Operating expenses:
  Sales and marketing                                19%           20%              18%            21%
  Research and development                           10%           13%              10%            16%
  General and administrative                          4%            5%               4%             5%
  Acquisition expenses                                0%            0%               0%             0%
                                            -------------  ------------    -------------   ------------
    Total operating expenses                         33%           38%              32%            42%
                                            -------------  ------------    -------------   ------------

Operating income                                     22%           12%              22%             7%

Interest income, net                                  1%            1%               1%             1%
Other income/(expense), net                           0%            0%               0%             0%
                                            -------------  ------------    -------------   ------------
    Income before taxes                              23%           13%              23%             8%

Provision for Income Taxes                            8%            1%               6%             0%
                                            -------------  ------------    -------------   ------------

Net income                                           15%           12%              17%             8%
                                            -------------  ------------    -------------   ------------
                                            -------------  ------------    -------------   ------------

NET REVENUES

Total net revenues for the three months ended June 30, 1999 were $45.1 million, an increase of $19.1 million, or 73%, as compared to the same period of 1998. For the first six months of 1999, total net revenues were $85.1 million, an increase of $41.1 million or 93%, compared to the first six months of 1998. These increases were due in large part to an increased sales volume of videoconferencing products. This product line began shipping in February of 1998 and the Company has added various models to it since that time. Additionally, sales volume increases in the audioconferencing product line also contributed to the growth in revenue during the three and six-month periods ended June 30, 1999 over the comparable periods of 1998.

During the first six months of 1999, Polycom derived a substantial majority of its net revenues from sales of its ViewStation and SoundStation product families. During the first six months of 1998, the Company derived a substantial majority of its net revenues from its SoundStation product line. Lucent Technologies accounted for 11% of net revenues in the three months ended June 30, 1999 and for the first six months of 1999. In the three months ended June 30, 1998 and for the first six months of 1998, Lucent Technologies accounted for 14% and 11% of the Company's net revenues, respectively. No other customer or reseller accounted for more than 10% of the Company's net revenues during these periods in 1999 and 1998.

International net revenues for the second quarter of 1999 accounted for 32% of total net revenues for the Company, up from 22% in the second quarter of 1998. International net revenues for the first six months of 1999 accounted for 29% of total net revenues for the Company, up from 22% in the same period of 1998. The increase in international revenue as a percentage of total net revenues for the second quarter of 1999 compared to the second quarter of 1998 and for the six months ended June 30, 1999 over the six months ended June 30, 1998 was due primarily to growth in ViewStation shipments in Europe and Asia. The Company anticipates that international sales will continue to account for a significant portion of total net revenues for the foreseeable future. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Additionally, international net revenues may fluctuate as a percentage of net revenues in the future as the Company introduces new products, since the Company expects to initially introduce such products in North America and also because of the additional time required for product homologation and regulatory approvals of new products in international markets. Also, the ongoing economic problems in the Asian and Latin American markets could adversely affect the Company's profitability if such economic problems continue. Further, the Company plans to expand operations in the Europe, Middle East and Africa region in 1999. This expansion of marketing and administrative functions could initially divert management's attention from the sales effort which could materially adversely affect revenue growth in this region. To the extent the Company is unable to expand international sales in a timely and cost-effective manner, the Company's business, financial condition or results of operations could be materially adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. To date, a substantial majority of the Company's international sales has been denominated in U.S. currency; however, the Company expects that in the future more international sales may be denominated in local currencies and, therefore, subject to currency fluctuation risks. Further, beginning January 1, 1999, the participating member countries of the European Union agreed to adopt the European Currency Unit (the "Euro") as the common legal currency. On that same date they established fixed conversion rates between their existing sovereign currencies and the Euro. This establishment of the Euro should not have any immediate significant impact on Polycom since a substantial majority of the Company's international sales has been denominated in U.S. currency; however, this could change in the future if more of Polycom's international business is denominated in currencies other than the U.S. currency.

COST OF NET REVENUES

Cost of net revenues consists primarily of contract manufacturer costs including material and direct labor, Polycom's manufacturing organization, tooling depreciation, warranty expense and an allocation of overhead expenses. The cost of net revenues represented 45% of net revenues in the three months ended June 30, 1999 compared to 50% in the same period of 1998. For the first six months of 1999 the cost of net revenues percentage was 46%, compared to 51% for the same period in 1998. This improvement in cost over 1998 is attributable to a more favorable product mix as more shipments of the higher margin video products occurred, and favorable material price improvements. These increases were offset by the lack of revenue received under the Second Agreement with 3M which had very low associated costs. The Company received $1.5 million in revenue under this agreement in the first three months of 1998 and $1.0 million in revenue in the three months ended June 30, 1998.

Forecasting future gross margin percentages is difficult. Polycom expects that the overall cost of net revenues percentage will be within a few percentage points of the current level; however, there can be no assurances that this will happen. For example, uncertainties surrounding competition, changes in technology, changes in product mix, the royalty revenue stream, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs, and timing of sales within the remaining quarters of 1999 can cause the cost of net revenues percentage to fluctuate significantly. Additionally, Polycom may reduce prices on its products in the future for competitive reasons or to stimulate demand which could have a material adverse effect on the cost of net revenues percentage. There can be no guarantee that future possible price reductions will offset competitive pressures or stimulate demand. Also, costs variances associated with the manufacturing ramp of the StreamStation product or any other new product could occur which would have an adverse effect on the Company's cost of net revenues percentage. Further, gross margins associated with the ShowStation IP and the SoundPoint Pro are lower than the targeted gross margins of the total product portfolio, yet the gross margins for the WebStation are closer to the targeted gross margins. The contribution of these products throughout the remainder of 1999 can have a significant impact on the Company's overall gross margins. There can be no assurances on achieving profitability targets due to these and other uncertainties.

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


SALES AND MARKETING EXPENSES

                                    THREE MONTHS ENDED                            SIX MONTHS ENDED
                             ----------------------------------            ---------------------------------
                            JUNE 30,    JUNE 30,      INCREASE/           JUNE 30,    JUNE 30,     INCREASE/
$ IN THOUSANDS                  1999        1998     (DECREASE)               1999        1998    (DECREASE)
--------------              --------    --------     ----------           --------    --------    ----------
Expenses                     $ 8,293      $5,116            62%            $15,640     $ 9,141           71%

% of Net Revenues                19%         20%            (1%)               18%         21%           (3%)

Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses, an allocation of overhead expenses and customer service and support costs. The increase in sales and marketing expenses in absolute dollars in the three months ended June 30, 1999 over the same period of 1998 and the increase in expenses for the first six months of 1999 over the comparable period of 1998 were primarily related to increased advertising and promotional expenditures for the video and audio product lines. Additionally, an increase in the investment in the videoconferencing sales effort also contributed to the increase over 1998.

The Company expects to continue to increase its sales and marketing expenses in absolute dollar amounts in an effort to expand North American and international markets, market new products and establish and expand distribution channels. In particular, due to the innovative nature of the ViewStation, StreamStation, WebStation and ShowStation IP products, the Company believes it will be required to incur significant additional expenses for sales and marketing, especially advertising, to educate potential customers as to the desirability of these products. In addition, the Company is currently making a significant investment in the European market which will decentralize the marketing and sales effort for this region, thereby, increasing the absolute dollars spent in this area. Also, the launch of the StreamStation product, a collaborative product with RealNetworks that streams point-to-point or multipoint videoconferencing using the Polycom ViewStation to the Web, will cause an increase in the Company's sales and marketing expenses. Additionally, this video streaming market is new for Polycom and significant investments may need to be made to become successful. Further, Polycom is currently expanding the service organization to provide expanded and improved support for its video, data, multipoint and web-based conferencing products which will increase the Company's sales and marketing expenses.

RESEARCH AND DEVELOPMENT EXPENSES

                                    THREE MONTHS ENDED                            SIX MONTHS ENDED
                             ----------------------------------            ---------------------------------
                            JUNE 30,    JUNE 30,      INCREASE/           JUNE 30,    JUNE 30,     INCREASE/
$ IN THOUSANDS                  1999        1998     (DECREASE)               1999        1998    (DECREASE)
--------------              --------    --------     ----------           --------    --------    ----------
Expenses                    $ 4,624      $ 3,387           37%             $8,159      $6,925           18%

% of Net Revenues               10%          13%           (3%)               10%         16%           (6%)

Research and development expenses consist primarily of compensation costs, consulting fees, an allocation of overhead expense, supplies and depreciation. Expense increases in video and audio product development in the three and six months ended June 30, 1999 over the respective comparable periods of

1998, was offset by a reduction in dataconferencing product development. As of June 30, 1999, all research and development costs have been expensed as incurred.

The Company believes that technological leadership is critical to its success and is committed to continuing a high level of research and development. Consequently, the Company intends to increase its research and development expenses in absolute dollars and as a percentage of net revenues in the future. However, due to the extremely competitive hiring market in the high-technology industries, Polycom may not be able to find or hire qualified personnel in a timely manner.

GENERAL AND ADMINISTRATIVE EXPENSES

                                    THREE MONTHS ENDED                            SIX MONTHS ENDED
                             ----------------------------------            ---------------------------------
                            JUNE 30,    JUNE 30,      INCREASE/           JUNE 30,    JUNE 30,     INCREASE/
$ IN THOUSANDS                  1999        1998     (DECREASE)               1999        1998    (DECREASE)
--------------              --------    --------     ----------           --------    --------    ----------
Expenses                     $ 1,916     $ 1,360            41%            $3,423        $2,402          43%

% of Net Revenues                 4%          5%            (1%)               4%            5%          (1%)

General and administrative expenses consist primarily of compensation costs, an allocation of overhead expense, and outside legal and accounting expenses. The increase in general and administrative expenses in the three and six months ended June 30, 1999 over the respective comparable periods of 1998 is due to increased staffing and infrastructure costs to support the Company's growth. Additionally, costs associated with implementing a new tax deferral strategy for the Company have contributed to the increases.

The Company believes that its general and administrative expenses will increase in absolute dollar amounts in the future primarily as a result of expansion of the Company's administrative staff and costs related to supporting a larger company. These additional charges include expenses related to a new information system, a new tax deferral strategy and infrastructure charges related to the investments being made in Europe.

INTEREST INCOME, NET AND OTHER EXPENSES, NET

Interest income consists of interest earned on Polycom's cash, cash equivalents and investments. Interest expense is from Polycom's bank debt facilities. Interest income, net of interest expense was $0.4 million and $0.3 million for the three months ended June 30, 1999 and 1998, respectively. For the first six months of 1999, the interest income, net amount was $0.7 million compared to $0.5 million for the comparable period of 1998. The fluctuations in interest income, net are due primarily to changes in average cash balances throughout the year.

PROVISION FOR INCOME TAXES

Polycom accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." In the three months ended June 30, 1999, income tax expense was $3.7 million compared to $0.2 million for the same period of 1998. For the first six months of 1999, income tax expense was $5.1 million compared $0.2 million for the first six months of 1998. The increases in income taxes for the three month and six month periods under comparison are due to increased profitability of the Company and the decreased amount of tax loss carryforward and tax credit carryforward benefits available for use. These carryforward benefits reduced the income tax provision in 1998.

As of June 30, 1999, Polycom had approximately $8.3 million in deferred tax assets arising from federal net operating loss carryforwards, tax credit carryforwards and timing differences. Polycom had a valuation allowance against a portion of these deferred tax assets due to the uncertainty surrounding the realization of such. The Company reversed $5.1 million of this allowance in the first six months of 1999 due to management's belief that it is more likely than not that these deferred tax assets will be realized. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance and, accordingly, the valuation allowance may change based upon the Company's financial performance and market condition.

YEAR 2000

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". As a result, in less than six months, computer systems and/or software products used by many companies may need to be upgraded to comply with such Year 2000 requirements. The Company has completed its review of its internal use software in order to identify and modify those systems that are not Year 2000 compliant. Efforts to modify or replace those systems that are not Year 2000 compliant continue on schedule described below. Contingency plans have been established for those few systems that have some risk associated with Year 2000 Compliance. The Company's products and services have already been reviewed and certified to be Year 2000 compliant. The costs associated with this effort may be incremental to the Company and also represent a reallocation of existing resources. In addition, the Company has initiated a project to replace its current internal business information system. While this effort will also address the Year 2000 issues of the legacy system, this internal system implementation effort is principally being conducted to improve operating efficiencies.

Polycom takes seriously the potential issues that could arise due to the Year 2000 impact on internal systems, facilities, and its suppliers. In connection with the Year 2000 initiative, the Company is working to assure that its internal systems, facilities, and suppliers are Year 2000 compliant in advance of January 1, 2000. The schedule for this program and percentage of tasks complete are as follows:

                                                     %         SCHEDULED
    YEAR 2000 INITIATIVE PHASES                   COMPLETE     COMPLETION
    ---------------------------                   --------     ----------
    Conduct inventory                               100%        10/1/98
    Survey suppliers                                100%        2/15/99
    Assess Year 2000 compliance                     100%        3/31/99
    Develop action & contingency plans              100%        5/30/99
    Assess need to implement contingencies          100%        6/30/99
    Complete upgrades & replacements                 93%        10/15/99

The results of our assessments, modifications and replacements to date are that 100% of Polycom product are Year 2000 Compliant. Of the inventoried internal systems, 93% are Year 2000 Compliant, 5% require an upgrade and 2% require replacement.

The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to Year 2000 compliance issues. Costs related to the Year 2000 issue incurred to date have been insignificant (less than $30,000) and have been expensed as incurred. A budget of $150,000 was established for software and hardware upgrades, while the replacement of the internal business information system is funded under a separate budget. All other costs associated with the Year 2000 project will be expensed as incurred. Additionally, the Company expects to fund the Year 2000 project through cash generated from operations. However, since the remediation process is ongoing, the Year 2000 complications are not fully known, and potential liability issues are not clear, the full potential impact of the Year 2000 on the Company is not known at this time.

As mentioned above, Polycom has begun efforts on a business systems replacement project. The new system, which will make the Company's business computer systems fully Year 2000 compliant, is scheduled for completion by the end of 1999. A contingency plan has been developed to make the systems that are scheduled to be replaced Year 2000 compliant. This contingency plan would be invoked if it is determined that any material risk exists that the business systems replacement project would slip beyond the end of 1999. The business systems replacement project is proceeding on the schedule referenced above and the Company does not expect to invoke this contingency plan.

To date, no significant projects have been delayed due to the Year 2000 project. It is not expected that any significant project will be delayed in the future if the current Year 2000 plan meets the compliance objectives and does not significantly change. However, if events occur that require the Company to implement its Year 2000 contingency plan, the new business system implementation may be delayed three to six months which is not expected to have a material adverse impact on the Company.

Polycom is highly dependent on the performance of services by key suppliers, such as the Company's banking institutions, manufacturing partners, and communications suppliers. Our key suppliers have certified themselves to be Year 2000 compliant. Verifications of certifications will be conducted to reduce the uncertainty of the Year 2000 readiness of suppliers' services. The consequences of Year 2000 failures on the part of said suppliers would have a material adverse affect on the Company's results of operations, liquidity or financial condition and there can be no guarantee that the Company's certification process will identify all Year 2000 exposures.

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

At this time the Company cannot predict the impact concerns about the Year 2000 issue will have on revenues. For example, it is difficult, if not impossible, to predict the worldwide consequences of the Year 2000 issue and, therefore, the Company's resellers and/or end-users may suspend some or all technology spending until it is resolved. If this were to occur, it could have a material adverse effect on Polycom's revenues, results of operations and financial position.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, Polycom's principal sources of liquidity included cash and cash equivalents of $36.5 million and investments of $18.3 million. Additionally, the Company has a $5.0 million revolving bank line of credit from Silicon Valley Bank. This line of credit allows for an additional facility of $5.0 million available upon request by the Company and contingent upon payment of associated fees. The line of credit facility contains provisions that require the maintenance of certain financial ratios and profitability requirements. As of June 30, 1999, Polycom was in compliance with these covenants.

Polycom generated cash from operating activities totaling $17.5 million in the first six months of 1999 compared to a use of cash of $3.2 million from operating activities for the same period of 1998. The improvement in cash from operating activities in 1999 over 1998 was due primarily to the improvement in net income before non-cash items, lower inventories increases and the timing of liabilities. These cash improvements were offset slightly by a larger growth in prepaid assets, deferred taxes and accounts receivable.

The total net change in cash and cash equivalents for the first six months of 1999 was an increase of $19.0 million. The primary sources of cash were $17.5 million from operating activities, $15.0 million proceeds from an exercise of warrants by 3M, and $2.5 million from the issuance of stock associated with the exercise of stock options and purchases under the employee stock purchase plan. The primary uses of cash during the first six months of 1999 were net purchases of investments of $12.8 million and purchases of property, plant and equipment of $3.5 million. The positive cash from operating activities was primarily the result of positive net income before considering non-cash expenses such as depreciation and higher total current liabilities (including accounts payable and taxes payable), offset by an increase in deferred taxes, prepaid assets, accounts receivable and inventory.

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

The Company believes that its available cash, cash equivalents, investments and bank line of credit will be sufficient to meet the Company's operating expenses and capital requirements through at least December 31, 1999. However, it cannot be determined with any degree of certainty how successful the Company will be at growing the market for its products, if at all. If there is substantial growth and, as a result, the Company goes beyond current acceptable liquidity levels, or if the financial results were to violate the financial covenants of the bank line of credit, Polycom may require additional funds to support its working capital requirements or for other purposes, such as acquisitions or competitive reasons, and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive. The Company's future liquidity and cash requirements will depend on numerous factors, including introduction of new products and potential acquisitions of related businesses or technology.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

REVENUE GROWTH, CHANNEL INVENTORIES AND PROFITABILITY. A substantial percentage of the total products sold during a particular quarter consist of distributor stocking orders and, typically each quarter, Polycom has provided special incentives for distributors to purchase the minimum or more than the minimum quantities required under their agreements with Polycom. These distributors sell the products through to end-users. If these resellers are unable to sell through their inventory of Polycom products in a given quarter to end-users or if resellers decide to decrease their inventories, it would negatively affect the volume of Polycom's sales to these resellers in the current or future quarters and also negatively affect Polycom's total revenues. Also, if the Company chooses to eliminate or reduce stocking incentive programs, quarterly revenue may be materially adversely affected. Further, many of Polycom's resellers, on whom Polycom's revenues depend significantly, are undercapitalized yet carry multiple Polycom product lines. Failure of these businesses to establish and sustain profitability or obtain financing could significantly affect future revenue levels for Polycom.

Polycom typically ships products within a short time after receipt of an order and historically has no material backlog. As a result, backlog, at any point in time, is not a good indicator of future net revenues and net revenues for any particular quarter cannot be predicted with any degree of accuracy. Accordingly, Polycom's expectations for both short- and long-term future net revenues are based almost exclusively on its own estimate of future demand and not on firm customer orders. Expense levels are based, in part, on these estimates and, since Polycom is limited in its ability to reduce expenses quickly if orders and net revenues do not meet expectations in a particular period, operating results would be adversely affected. In addition, a seasonal demand appears to have developed for Polycom's products particularly evident in a lag in demand during the summer months. This seasonality can make predicting revenues levels difficult, if not impossible.

A substantial portion of Polycom's orders are received and shipped within the last few weeks of a quarter, therefore, should Polycom, its suppliers or major customers be subject to a business interruption, for example, a natural disaster, during the last few weeks of a quarter, it would have a material adverse impact on Polycom's results of operations or financial condition. Further, there can be no guarantee that Polycom's contract manufacturers will be able to meet product demand before any given quarter ends.

The Company depends on these third-party resellers for a substantial majority of its revenue. Certain of these third-party resellers also act as resellers for competitors of the Company that can devote greater effort and resources to marketing competitive products. The loss of certain of these third-party resellers could have a material adverse effect on the Company's business and results of operations.

As a result of these and other factors, Polycom has been uncertain, throughout most of each quarter, as to the level of revenues it will achieve in the quarter and the impact distributor stocking orders will have on revenues and profitability in that quarter and subsequent quarters. In addition, because a substantial percentage of product sales occur at the end of the quarter, product mix and, therefore, profitability is difficult, if not impossible, to predict.

Due to all of the foregoing factors, it is likely that in the current or some future quarter or quarters Polycom's operating results will be materially below the expectations of public market analysts and investors. In such event, the price of Polycom's common stock would likely be materially adversely affected.

Polycom's net revenues have grown primarily through increased market acceptance of its established SoundStation, SoundStation Premier and the ViewStation product lines and through the expansion of Polycom's North American and International distribution networks. While Polycom has experienced growth in net revenues in recent quarters, it does not believe that the historical growth rates in net revenues will be sustainable nor are they indicative of future operating results. For example, the Company lowered the price of the ShowStation IP 23% effective March 1999 due to market acceptance issues for this product and other price reductions could occur for this and other reasons which could negatively impact Polycom's net revenues and profitability. Further, recent growth rates of audio and video product sales out from the sales channels to end-users have been significant. Future growth rates may not achieve these levels of success which would have a material adverse affect on Polycom's revenue growth and profitability. Polycom believes that profitability could continue to be negatively affected in the future as a result of several factors including low to negative gross margins for the ShowStation IP and continuing competitive price pressure in the conferencing equipment market. Although price reductions have been driven by Polycom's desire to expand the market for its products, and Polycom expects that in the future it may further reduce prices or introduce new products that carry lower margins in order to further expand the market or to respond to competitive pricing pressures, there can be no assurance that such actions by Polycom will expand the market for its products or be sufficient to meet competitive pricing pressures. Additionally, if the WebStation product materially negatively affects the future sales of the ShowStation IP, the Company's total revenue could be significantly adversely affected and it could create an excess and obsolescence issue concerning the ShowStation IP inventory which could materially adversely affect the Company's profitability. Similarly, if the SoundPoint Pro product materially negatively affects the future sales of the SoundPoint product, the Company's total revenue could be significantly adversely affected and it could create an excess and obsolescence issue concerning the SoundPoint inventory which could materially adversely affect the Company's profitability. The issue of new products rendering existing Polycom products obsolete or reducing the demand for existing products, exists for every Polycom product. In addition, costs related to the introduction of Polycom's new products such as ViewStation MP, ViewStation SP, WebStation, SoundPoint Pro and StreamStation could also negatively impact future profitability. Further, Polycom's limited operating history and limited resources, among other factors, make the prediction of future operating results difficult, if not impossible.

Polycom's operating results have fluctuated in the past and may fluctuate in the future as a result of a number of factors, including market acceptance of ViewStation, SoundPoint Pro, WebStation, ShowStation IP, MeetingSite, StreamStation and other new product introductions and product enhancements by Polycom or its competitors, the prices of Polycom's or its competitors' products, the mix of products sold, the mix of products sold directly and through resellers, fluctuations in the level of international sales, the cost and availability of components, manufacturing costs, the level and cost of warranty claims, changes in Polycom's distribution network, the level of royalties to third parties, the success of the transition of 3M resellers to Polycom and changes in general economic conditions. In addition, competitive pressure on pricing or demand levels in a given quarter could adversely affect Polycom's operating results for such period, and such price pressure over an extended period could materially adversely affect Polycom's long-term profitability. Polycom's ability to maintain or increase net revenues will depend upon its ability to increase unit sales volumes of the ViewStation product line, SoundStation, SoundStation Premier and SoundPoint families of products, the ShowStation and WebStation line of products, and any new products or product enhancements. There can be no assurance that Polycom will be able to increase unit sales volumes of existing products, introduce and sell new products or reduce its costs as a percentage of net revenues.

PRODUCT INTRODUCTIONS. Polycom recent revenue growth was due in large part to new product introductions in the videoconferencing product line. In fact, each quarter of 1998 had a major new video product introduction which significantly contributed to the revenue growth. Although new product releases are planned for 1999 there can be no assurance that releases will happen when planned or that they will happen at all. Additionally, there can be no guarantee that any new product introductions in 1999 will produce the revenue growth experienced in 1998.

In the past Polycom has experienced delays from time to time in the introduction of certain new products and enhancements and believes that such delays may occur in the future. For instance, Polycom experienced delays in introducing the ViewStation MP and WebStation in 1998 from their original expected release dates due to unforeseen technology and manufacturing ramp issues. Additionally, the ShowStation IP was delayed from its original shipment target of September 1997 to its first customer shipment date of March 1998 due to engineering and manufacturing start-up issues. Similar delays occurred during the introduction of the SoundStation Premier and the ShowStation affecting the first customer ship dates of these products. Any similar delays in the future for other new product offerings such as the StreamStation could have a material adverse effect on Polycom's results of operations.

CHANNEL CONFLICTS. Polycom has various OEM agreements with some major telecommunications equipment manufacturers whereby Polycom manufactures its products to work with the equipment of the OEM partner. These partnerships can create channel conflicts with other Polycom distributors who directly compete with Polycom's OEM partner, which could adversely affect revenue from such non-OEM channels. Additionally, Polycom has its own direct sales organization which could at times compete with other Polycom resellers for national account, government or other business. Because many of the Company's distributors also sell equipment that competes with the Polycom product lines, the distributors could devote more attention to the other product lines which could materially adversely affect the Company's profitability. Further, other channel conflicts could arise which cause distributors to devote resources to other non-Polycom conferencing equipment thereby materially adversely affecting Polycom's financial position or results of operations.

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

TECHNOLOGY AND TRAINING. The markets for videoconferencing products are characterized by changing technology, evolving industry standards and frequent new product introductions. The success of Polycom's new ViewStation products is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of Polycom's competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with ISDN compatibility, reseller training, technical and sales support as well as field support are also factors that may affect the Company's success in this market. Further, the shift of communications from the circuit-switched to IP network over time may require Polycom to add new resellers and gain new core technological competencies. Polycom is attempting to address these needs and the need to develop new products through its internal development efforts and joint developments with other companies. There can be no assurance that Polycom will successfully identify new video and audioconferencing product opportunities and develop and bring new video and audioconferencing products to market in a timely manner, or that video and audioconferencing products and technologies developed by others will not render Polycom's ViewStation and SoundStation products or technologies obsolete or noncompetitive. The failure of Polycom's new video and audioconferencing product development efforts would have a material adverse effect on Polycom's business, financial condition and results of operations.

MANUFACTURING DISRUPTIONS. Polycom subcontracts the manufacture of its SoundStation, SoundStation Premier, SoundPoint Pro and ViewStation product families to Celestica, Inc., a global third-party contract manufacturer. Polycom uses Celestica's Thailand facilities and should there be any disruption in supply due to recent economic and political difficulties in Thailand and Asia, such disruption would have a material adverse effect on Polycom's business, financial condition and result of operations. Also, Celestica is currently the sole source provider of these product lines and if the supply from this subcontractor experiences an interruption in operations, Polycom would experience a delay in shipping it products which could negatively affect revenues in the quarter of the disruption. In addition, operating in the international environment exposes Polycom to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences all of which could have a material adverse effect on Polycom's business, financial condition and results of operations. Further, Celestica recently merged operations with International Manufacturing Services, Inc. ("IMS"), the company with which Polycom had the original contracted manufacturing relationship. The impact of this merger agreement on Polycom is currently unknown but could have a material adverse impact on Polycom's business, financial condition or results of operations.

INFRASTRUCTURE GROWTH. The Company's recent overall growth has and will likely continue to cause strains on the normal business processes and infrastructure of the Company. If Polycom does not manage this growth through resource additions such as headcount and capital, in a timely and efficient manner, future growth and profitability will likely be significantly negatively affected. There can be no assurances that resources will be available when the Company needs them or that capital will be available to fund these resource needs.

SERVICE AND SUPPORT. The Company's recent growth has been due in large part to an expansion into product lines with more complex technologies. This shift has increased the need for increased product warranty and service capabilities. The Company maintains an in-house hotline support group and subcontracts on-site technician support functions. If the Company cannot develop and train its internal support organization, maintain its relationship with its outside technical support or efficiently transition to a new service contractor, it could negatively affect future sales of the higher technology products like video and web conferencing equipment which would have a material negative effect on its results from operations and financial condition.

CASH FLOW FLUCTUATIONS DUE TO RECEIVABLE COLLECTIONS. In 1999, Polycom is making a significant investment in Europe to expand its business in this region. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of Polycom's total revenues, as has happened during the three months ended June 30, 1999, accounts receivable balances will likely increase over previous years. Additionally, sales in the videoconferencing product market typically have longer payment periods over Polycom's traditional experience in the audioconferencing market. Therefore, as Polycom sells more video products as a percentage of its revenue, accounts receivable balances will increase over previous experience. These increases will cause Polycom's days sales outstanding to increase over prior years and will negatively affect future cash flows.

POTENTIAL ASSET IMPAIRMENT CONCERNS. The Company operates in a high technology market which is subject to rapid and frequent technology changes. These technology changes can and do often render existing technologies obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the existing inventory can not be sold at or above net realizable value. This situation occurred for the original ShowStation product and during the third quarter of 1998, Polycom wrote-down an additional $1.5 million related to the loss in value associated with this inventory. There can be no guarantee that this situation will not occur again for any product in Polycom's inventory.

During the third quarter of 1998, the Company traded $1.1 million of SoundPoint inventory for barter trade credits. These trade credits are convertible into a variety of goods or services, but the Company believes that a majority of them will be used for media advertising. No revenue was recorded on this transaction and it had no impact on net income. As of June 30, 1999, the trade credits are classified as a prepaid asset at their net realizable value which approximates the original value of the inventory. The credits have no expiration date. If the Company subsequently determines that it cannot utilize these trade credits, it could have a material adverse impact on its profitability.

STOCK PRICE FLUCTUATIONS. Polycom's stock price has varied greatly as has the volume of shares of the Company's common stock that has traded. The Company expects these fluctuations to continue due to factors such as announcements of new products, services or technological innovations by Polycom or its competitors, announcements of major restructurings by Polycom or its competitors, quarterly variations in Polycom's results of operations, changes in revenue or earnings estimates by the investment community, speculation in the press or investment community, general conditions in the conferencing equipment industry, changes in the Company's revenue growth rates or the growth rates of Polycom's competitors, and sales of large blocks of the Company's stock.

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

BUSINESS INTERRUPTION. Polycom's operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond Polycom's control. Polycom does not have a detailed disaster recovery plan. In addition, Polycom does not carry sufficient business interruption insurance to compensate Polycom for losses that may occur and any losses or damages incurred by Polycom could have a material adverse effect on its business, financial condition or operating results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Polycom's exposure to market risk for changes in interest rates relates primarily to its investment portfolio and bank borrowings. Polycom does not use derivative financial instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments with a maturity of no more than two years.

Polycom is subject to fluctuating interest rates that may impact, adversely or otherwise, its results of operations or cash flows for its variable rate bank borrowings, available-for-sale securities and cash and cash equivalents.

The table below presents principal amounts and related weighted average interest rates by year of maturity for Polycom's investment portfolio and debt obligations:

As of June 30, 1999:

                                                                          Expected Maturity
                                                                1999       2000        2001       Total
                                                                ----       ----        ----       -----
                                                                  (in thousands, except interest rates)
ASSETS
Cash and cash equivalents                                      36,510       ---        ---       36,510
   Average interest rates                                       2.45%       ---        ---        2.45%
Investments                                                    16,211      2,075       ---       18,286
   Average interest rates                                       4.71%      4.79%       ---        4.72%

LIABILITIES
Bank line of credit                                              ---        ---        ---         ---
   Average interest rates                                       8.00%       ---        ---        8.00%

The estimated fair value of Polycom's cash and cash equivalents approximates the principal amounts reflected above based on the short maturities of these financial instruments. The estimated fair value of Polycom's debt obligations approximates the principal amounts reflected above based on rates currently available to Polycom for debt with similar terms and remaining maturities.

PART II  OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

              On September 3, 1997, VTEL Corporation ("VTEL") filed a lawsuit in the State District Court in Travis County, Texas against ViaVideo Communications, Inc. (ViaVideo), a subsidiary of Polycom, and its founders (who were formerly employed by VTEL). On May 27, 1998, VTEL amended its suit to add Polycom as a defendant. In the lawsuit, VTEL alleges breach of contract, breach of confidential relationship, disclosure of proprietary information and related allegations. ViaVideo, its founders and Polycom have answered the suit, denying in their entirety VTEL's allegations. If ViaVideo or Polycom were found to have infringed upon the proprietary rights of VTEL, the companies could be required to pay damages, cease sales of the infringing products, discontinue such products or such other injunctive relief a court may determine, any of which may have a material adverse effect on Polycom's business, financial condition or results of operations. The parties have engaged in written discovery. No trial date is presently scheduled.

              The Company intends to vigorously defend against the VTEL claim. However, litigation is inherently uncertain and, because of such, the actual impact of the outcome of the VTEL litigation is unknown at this time. If the courts find in favor of VTEL in this matter, it may have a material adverse impact on Polycom's results of operations and financial position.

Item 2.       CHANGES IN SECURITIES

              Not Applicable

Item 3.       DEFAULTS UPON SENIOR SECURITIES

              Not Applicable

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Company distributed its Definitive Proxy Statement, Proxy and Annual Report to Stockholders on or about April 19, 1999 to each stockholder of record on April 12, 1999, for its Annual Meeting of Stockholders held May 20, 1999 (the "Annual Meeting"). At the Company's Annual Meeting, the Stockholders were asked to consider five proposals.

              The first proposal involved the election of directors. The existing Board of Directors selected eight nominees, all of whom ran unopposed and all of whom were then serving as directors of the Company. The nominees of the Board, and the voting results with respect thereto, were:

                                          Votes         Votes         Votes        Broker
              Name                          For       Against    Abstaining     Non-Votes
              ----                          ---       -------    ----------     ---------
              Brian L. Hinman        25,653,349     3,788,719             0             0
              Robert C. Hagerty      25,674,296     3,767,772             0             0
              Michael R. Kourey      25,669,140     3,772,928             0             0
              Betsy S. Atkins        25,674,058     3,768,010             0             0
              Bandel Carano          25,671,162     3,770,906             0             0
              Stanley J. Meresman    25,674,445     3,767,623             0             0
              John P. Morgridge      25,674,645     3,767,423             0             0
              James R. Swartz        25,674,245     3,767,823             0             0

              The second proposal concerned amendments to the Company's 1996 Stock Incentive Plan changing the amount and characteristics of options granted to non-employee directors under the automatic option grant program, and ratify and approve the material terms of the Company's 1996 Stock Incentive Plan. The results were:

                       For:                                     22,011,107
                       Against:                                  7,402,823
                       Abstentions:                                 28,138
                       Broker Non-Votes:                                 0

              The third proposal concerned amendments to the Company's 1996 Stock Incentive Plan increasing the number of shares of Common Stock reserved for issuance thereunder from 4,125,000 to 5,625,000 shares, and to ratify and approve the material terms of the Company's 1996 Stock Incentive Program. The results were:

                       For:                                     12,680,712
                       Against:                                 11,243,005
                       Abstentions:                                 25,130
                       Broker Non-Votes:                         5,493,221

              The fourth proposal concerned amendments to the Company's Employee Stock Purchase Plan increasing the number of shares of Common Stock reserved for issuance thereunder from 500,000 to 1,000,000 shares, and to ratify and approve the material terms of the Company's Employee Stock Purchase Plan. The results were:

                       For:                                     22,827,348
                       Against:                                  1,101,669
                       Abstentions:                                 19,830
                       Broker Non-Votes:                         5,493,221

              The fifth and final proposal concerned the ratification of the Company's independent accountants (PricewaterhouseCoopers LLP) for the fiscal year ending January 2, 2000. The results were:

                       For:                                     29,424,425
                       Against:                                     11,232
                       Abstentions:                                  6,411
                       Broker Non-Votes:                                 0

Item 5.       OTHER INFORMATION

              On July 27, 1999, Bandel Carano resigned as a member of Polycom's Board of Directors. Mr. Carano became a member of Polycom's Board of Directors in July 1991 and during his tenure as a director he served as a General Partner at Oak Investment Partners. Oak Investment Partners had a substantial beneficial ownership interest in Polycom. Oak Investment Partners has since divested a substantial majority of their ownership interests in Polycom and now beneficially own less than 1% of the Company.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a)    List of Exhibits

NUMBER                 EXHIBIT
------   ----------------------------------------------------------------------
  27     Financial Data Schedule

  27.1   Restated Financial Data Schedule for Year-ended December 31, 1998

  (b)    Reports on Form 8-K:

              Not Applicable

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 17, 1999        POLYCOM, INC.


                                /s/ Michael R. Kourey
                                --------------------------------------------
                                Michael R. Kourey
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)