Form 10-Q
period 1999-10-03
POLYCOM INC
filed 1999-11-16
CIK 1010552

(

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


                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1999

                                       or

       Transition report pursuant to Section 13 or 15(d) of the Securities ------ Exchange Act of 1934

                        For the transition period from to


                         COMMISSION FILE NUMBER 0-27130

                                  POLYCOM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                    DELAWARE                               94-3128324
                    --------                               ----------
       (State or other jurisdiction of                   (IRS employer
       incorporation or organization)               identification number)

              2584 JUNCTION AVENUE, SAN JOSE, CA.            95134-1902
              -----------------------------------            ----------
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

There were 32,829,013 shares of the Company's Common Stock, par value $.0005, outstanding on November 3, 1999.

                                  POLYCOM, INC.

                                      INDEX

                               REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                                                                                      Page
                                                                                                     Number
                                                                                                     ------

PART I            FINANCIAL INFORMATION

         Item 1   Financial Statements:

                  Condensed Consolidated Balance Sheets as of September 30, 1999 and
                  December 31, 1998.................................................................    3

                  Condensed Consolidated Statements of Income for the Three and Nine
                  Month Periods Ended September 30, 1999 and September 30, 1998.....................    4

                  Condensed Consolidated Statements of Cash Flows for the Nine
                  Month Periods Ended September 30, 1999 and September 30, 1998.....................    5

                  Notes to Condensed Consolidated Financial Statements..............................    6

         Item 2   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.........................................................   10

         Item 3   Quantitative and Qualitative Disclosures About Market Risk........................   23

PART II           OTHER INFORMATION

                  Item 1 - Legal Proceedings........................................................   24
                  Item 2 - Changes in Securities....................................................   24
                  Item 3 - Defaults Upon Senior Securities..........................................   24
                  Item 4 - Submission of Matters to a Vote of Security Holders......................   24
                  Item 5 - Other Information........................................................   24
                  Item 6 - Exhibits and Reports on Form 8-K.........................................   24

SIGNATURE...........................................................................................   25

PART 1                        FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                                  POLYCOM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  September 30,       December 31,
                                                                       1999               1998
                                                                -------------------   -------------
                                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                             $   38,245        $ 17,548
  Short-term investments                                                    15,859           5,483
  Accounts receivable, net of allowance for doubtful
     accounts of $1,056 at September 30, 1999 and
     $838 at December 31, 1998                                              38,938          25,011
  Inventories                                                               19,199          16,699
  Deferred taxes                                                             2,594           2,594
  Other current assets                                                       3,148           2,196
                                                                -------------------   -------------
    Total current assets                                                   117,983          69,531
Fixed assets, net                                                            9,188           6,727
Noncurrent deferred taxes                                                    3,157               0
Long-term investments                                                        7,056               0
Other assets                                                                   584             696
                                                                -------------------   -------------
      Total assets                                                      $  137,968        $ 76,954
                                                                -------------------   -------------
                                                                -------------------   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $   21,588        $ 12,412
  Taxes payable                                                              4,938           1,405
  Accrued and other current liabilities                                     11,817          10,083
                                                                -------------------   -------------
    Total current liabilities                                               38,343          23,900
                                                                -------------------   -------------
Stockholders' equity:
  Common stock                                                                  18              18
  Additional paid-in capital                                                88,742          64,590
  Unrealized loss on marketable securities                                    (40)               0
  Accumulated earnings/(deficit)                                            10,905        (11,554)
                                                                -------------------   -------------
    Total stockholders' equity                                              99,625          53,054
                                                                -------------------   -------------
      Total liabilities and stockholders' equity                        $  137,968        $ 76,954
                                                                -------------------   -------------
                                                                -------------------   -------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  POLYCOM, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Three Months Ended               Nine Months Ended
                                                            Sept. 30,      Sept. 30,        Sept. 30,      Sept. 30,
                                                               1999          1998              1999           1998
                                                          --------------  -------------   --------------  -------------

Net revenues                                                  $  50,989      $  31,603        $ 136,113      $  75,674
Cost of net revenues                                             22,433         15,794           61,321         38,102
                                                          --------------  -------------   --------------  -------------
    Gross profit                                                 28,556         15,809           74,792         37,572
                                                          --------------  -------------   --------------  -------------

Operating expenses:
  Sales and marketing                                             9,583          6,236           25,222         15,377
  Research and development                                        5,182          3,485           13,341         10,410
  General and administrative                                      2,083          1,363            5,506          3,765
  Acquisition expenses                                              ---            ---              ---            185
                                                          --------------  -------------   --------------  -------------
    Total operating expenses                                     16,848         11,084           44,069         29,737
                                                          --------------  -------------   --------------  -------------

Operating income                                                 11,708          4,725           30,723          7,835

Interest income, net                                                450            233            1,136            735
Other expense, net                                                 (10)             10             (31)              6
                                                          --------------  -------------   --------------  -------------
    Income before taxes                                          12,148          4,968           31,828          8,576

Provision for income taxes                                        4,252            201            9,369            359
                                                          --------------  -------------   --------------  -------------

Net income                                                    $   7,896       $  4,767        $  22,459      $   8,217
                                                          --------------  -------------   --------------  -------------
                                                          --------------  -------------   --------------  -------------

Basic net income per share                                     $   0.25       $   0.17         $   0.73       $   0.30
                                                          --------------  -------------   --------------  -------------
                                                          --------------  -------------   --------------  -------------
Dilutive net income per share                                  $   0.23       $   0.15         $   0.65       $   0.26
                                                          --------------  -------------   --------------  -------------
                                                          --------------  -------------   --------------  -------------
Weighted average shares outstanding for basic EPS
                                                                 31,746         27,962           30,872         27,194
                                                          --------------  -------------   --------------  -------------
                                                          --------------  -------------   --------------  -------------
Weighted average shares outstanding for dilutive EPS
                                                                 34,992         32,829           34,558         32,118
                                                          --------------  -------------   --------------  -------------
                                                          --------------  -------------   --------------  -------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  POLYCOM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                Nine Months Ended
                                                                           Sept. 30,         Sept. 30,
                                                                             1999               1998
                                                                         --------------     -------------
Cash flows from operating activities:
Net income                                                                 $ 22,459           $  8,217
 Adjustments to reconcile net income to net cash
     provided by/(used in) operating activities:
  Depreciation and amortization                                               2,995              2,373
  Provision for doubtful accounts                                               218                400
  Provision for excess and obsolete inventories                               3,449              2,115
  Value of stock options to outside consultants                                  21                 90
  Gain on sale of fixed assets                                                  -                   (6)
 Changes in assets and liabilities:
   Accounts receivable                                                      (14,145)           (12,724)
   Inventories                                                               (5,949)            (6,894)
   Deferred taxes                                                            (3,157)                 -
   Prepaids, deposits and other assets                                       (1,090)              (292)
   Accounts payable                                                           9,176              1,674
   Taxes payable                                                              8,998                234
   Accrued and other liabilities                                              1,734              3,042
                                                                           --------           --------
Net cash provided by / (used in) operating activities                        24,709             (1,771)
                                                                           --------           --------
Cash flows from investing activities:
   Acquisition of fixed assets                                               (5,456)            (4,352)
   Proceeds from sales of fixed assets                                          -                   27
   Proceeds from repayment of note receivable                                   250                -
   Proceeds from sale and maturity of investments                             8,179              7,146
   Purchases of investments                                                 (25,651)            (8,997)
                                                                           --------           --------
Net cash used in investing activities                                       (22,678)            (6,176)
                                                                           --------           --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of repurchases                 3,666              9,041
   Proceeds from exercise of warrants                                        15,000                -
   Repayment of stockholder notes receivable, net                               -                   24
   Proceeds from line of credit borrowings                                      -                4,951
   Repayment of line of credit borrowings                                       -               (5,576)
                                                                           --------           --------
Net cash provided by financing activities                                    18,666              8,440
                                                                           --------           --------
Net increase in cash and cash equivalents                                    20,697                493
Cash and cash equivalents, beginning of year                                 17,548             12,486
                                                                           --------           --------
Cash and cash equivalents, end of period                                   $ 38,245           $ 12,979
                                                                           --------           --------
                                                                           --------           --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Income taxes paid                                                       $  3,504           $    307

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING:
   Conversion of preferred shares to common stock                          $    -             $  9,496
   Tax benefit from exercise of employee stock options                     $  5,465           $    -

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  POLYCOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of income for the three and nine month periods ending September 30, 1999 and 1998 and condensed consolidated statements of cash flows for the nine month periods ending September 30, 1999 and 1998 have been prepared by the Company without audit. The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements as of that date.

The preparation of financial statements in conformity with United States' generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made.

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


2.       INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out ("FIFO") method. Inventories consisted of the following (in thousands):

                                                        Sept. 30,         Dec 31,
                                                             1999            1998
                                                             ----            ----
             Raw Materials                                 $  229          $  974
             Finished Goods                                18,970          15,725
                                                         --------        --------
                                                         $ 19,199        $ 16,699
                                                         --------        --------
                                                         --------        --------


3.       BANK LINE OF CREDIT

The Company had a $5.0 million bank revolving line of credit under an agreement with Silicon Valley Bank. Borrowings under the line were secured by accounts receivable and other Company assets and bore interest at the bank's prime rate (8.25% at September 30, 1999). The agreement allowed for an additional facility of $5.0 million upon request of Polycom and payment of associated fees. Borrowings under the line were subject to certain financial covenants and restrictions on liquidity, indebtedness, equity distributions, financial guarantees, business combinations, net worth, and other related items. The line expired on October 31, 1999. There were no borrowings under the line as of September 30, 1999.

The Company entered into a $15.0 million bank revolving line of credit under an agreement with Bank of America on October 31, 1999. Borrowings under the line are unsecured and bear interest at the bank's prime rate (8.25% at September 30, 1999) or at an offshore interbank offered rate (IBOR) plus 0.65% (approximately 6.0% to 6.9%, depending on the term of the borrowings at September 30, 1999). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. The line expires on October 31, 2000 but may be renewed by the Company for an additional year so long as certain liquidity measures are met at the time of renewal.


4.       PER SHARE INFORMATION

The Company prepares earnings per share information using the guidelines of the Statement of Financial Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires net income per share to be presented under two calculations, Basic EPS and Diluted EPS. Basic net income per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted net income per share is computed using common and dilutive common equivalent shares outstanding during the periods represented. Common equivalent shares, including shares issued under the Stock Option Plan which are subject to repurchase, shares offered through the Company's Stock Option Plan and warrants, are included in the computation of diluted net income per share as their effect is dilutive for the three and nine months ended September 30, 1999 and September 30, 1998.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands except per share amounts).


                                                            Three Months Ended           Nine Months Ended
                                                              September 30,                September 30,
                                                            1999          1998            1999       1998
                                                        -------------- ------------    ----------- ----------

   Numerator - basic and diluted EPS
      Net income                                              $ 7,896      $ 4,767       $ 22,459    $ 8,217
                                                        -------------- ------------    ----------- ----------
                                                        -------------- ------------    ----------- ----------
   Denominator - Basic EPS
      Common stock outstanding                                 31,746       27,962         30,872     27,194
                                                        -------------- ------------    ----------- ----------
   Total shares used in calculation of Basic EPS               31,746       27,962         30,872     27,194
                                                        -------------- ------------    ----------- ----------
   Basic net income per share                                   $0.25        $0.17          $0.73      $0.30
                                                        -------------- ------------    ----------- ----------
                                                        -------------- ------------    ----------- ----------

   Denominator - Diluted EPS
      Denominator - Basic EPS                                  31,746       27,962         30,872     27,194
      Effect of Dilutive Securities:
        Common stock options                                    2,424        2,467          2,394      2,603
        Stock subject to repurchase                               822        1,492          1,010      1,661
        Warrants                                                    0          908            282        660
                                                        -------------- ------------    ----------- ----------
   Total shares used in calculation of Diluted EPS             34,992       32,829         34,558     32,118
                                                        -------------- ------------    ----------- ----------
   Diluted net income per share                                 $0.23        $0.15          $0.65      $0.26
                                                        -------------- ------------    ----------- ----------
                                                        -------------- ------------    ----------- ----------



5.       FIRST AND SECOND AGREEMENTS WITH 3M

In March 1997, Polycom entered into a joint marketing and development agreement (the "FIRST AGREEMENT") with 3M. Under the agreement, 3M provided $3.0 million in funding to Polycom for certain deliverables related to the development of the ShowStation IP. Additionally, Polycom granted 3M exclusive private-label rights and distribution rights in certain distribution channels to the products developed under this agreement, subject to certain minimum volumes. Effective January 1999, however, 3M no longer had exclusive distribution rights and effective April 1999 3M no longer distributed the products developed under this agreement. Further, 3M received warrants to purchase up to 2,000,000 shares of Polycom's common stock at an exercise price of $7.50 per share. In March 1999, 3M exercised the warrants and purchased 2,000,000 shares of Polycom's common stock. At the time of grant, the warrants were valued using the Black-Scholes model and were determined to have a value of $40,000. 3M was also granted certain rights of first offer under its stock warrant agreement with Polycom which gave 3M the right to purchase additional shares of Polycom Common Stock at a purchase price of $7.50 per share. In February 1998, 3M exercised this option and purchased approximately one million shares of Polycom common stock for a consideration of approximately $7.6 million. With the exercise of the warrants, this right of first offer expired. As of September 30, 1999, 3M owned approximately 9% of the outstanding Polycom common stock.

In June 1997, the Company entered into a second joint marketing and development agreement (The "SECOND AGREEMENT") with 3M. Under this agreement, 3M provided $2.5 million in funding to Polycom for certain deliverables related to the development of videoconferencing products. Polycom granted 3M exclusive private-label rights and distribution rights in certain distribution channels to the products developed under this agreement subject to certain minimum volumes. Effective April 1999 3M no longer distributed the products developed under this agreement. In the three months ended March 31, 1998 and the three months ended June 30, 1998, the Company received, and recognized as revenue, $1.5 million and $1.0 million, respectively, under this agreement, using the percentage of completion methodology.

As mentioned earlier, in April 1999, 3M announced that they were exiting the businesses associated with the First and Second Agreements. Under the Product Exit and Transfer Agreement between Polycom and 3M, both parties are working to transition 3M's resellers to Polycom. Polycom has purchased some video products from 3M. Further, existing warranty obligations 3M has concerning the sale of these products were assumed by Polycom.


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

7.     COMPREHENSIVE INCOME

Effective March 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income are as follows:

                                                            Three Months Ended           Nine Months Ended
                                                              September 30,                September 30,
(in thousands)                                              1999          1998            1999       1998
                                                        -------------- ------------    ----------- ----------

Net income                                                    $ 7,896      $ 4,767       $ 22,459    $ 8,217
Unrealized loss on marketable securities                         (40)          ---           (40)        ---
                                                        -------------- ------------    ----------- ----------
Comprehensive income                                          $ 7,856      $ 4,767       $ 22,419    $ 8,217
                                                        -------------- ------------    ----------- ----------
                                                        -------------- ------------    ----------- ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS, INCLUDING STATEMENTS CONCERNING FUTURE REVENUES OF THE VIEWSTATION AND SOUNDSTATION PRODUCT FAMILIES, FUTURE INTERNATIONAL SALES, EXPECTATIONS FOR THE COST OF NET REVENUES PERCENTAGE, EXPECTED EXPENSES IN ABSOLUTE DOLLARS AND AS A PERCENTAGE OF NET REVENUES, AND THE IMPACT OF THE YEAR 2000 ISSUE ON THE COMPANY. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT, IF NOT IMPOSSIBLE, TO PREDICT. THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THE SUCCESSFUL LAUNCH OF NEW PRODUCTS AND MANUFACTURING RAMP OF THE VIEWSTATION, WEBSTATION, STREAMSTATION, MEETINGSITE AND OTHER NEW PRODUCTS; LEVEL OF SALES TO KEY CUSTOMERS, INCLUDING LUCENT; POSSIBLE PRICE COMPETITION; DEMAND FOR VIEWSTATION, STREAMSTATION, SHOWSTATION IP, WEBSTATION, SOUNDPOINT PRO, MEETINGSITE AND OTHER NEW PRODUCTS; POTENTIAL DIFFICULTIES ASSOCIATED WITH TRANSITIONING TO THE NEW MANAGEMENT INFORMATION SYSTEM; THE PROFITABILITY OF THE DATACONFERENCING PRODUCT LINE; THE SUCCESS OF THE RECENTLY ANNOUNCED BUSINESS RELATIONSHIPS SUCH AS REALNETWORKS, LUCENT TECHNOLOGIES AND CISCO SYSTEMS; RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS; DEPENDENCE ON THIRD PARTY MANUFACTURERS AND SOLE-SOURCE SUPPLIERS; DEPENDENCE ON INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS; AND OTHER RISKS DETAILED IN THIS REPORT AND THE COMPANY'S OTHER SEC REPORTS, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998 UNDER "OTHER FACTORS AFFECTING FUTURE OPERATIONS" ON PAGES 29 THROUGH 33 AND ELSEWHERE IN THE FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. FURTHERMORE, INVESTORS SHOULD CAREFULLY REVIEW THE RISK FACTORS AND OTHER INFORMATION SET FORTH IN THE REPORTS AND OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE COMMISSION.

OVERVIEW

Polycom was incorporated in December 1990 to develop, manufacture and market conferencing products that facilitate meetings at a distance. Polycom was engaged principally in research and development from inception through September 1992, when it began volume shipments of its first audioconferencing product, SoundStation. As of September 30, 1999, Polycom's audioconferencing product line consisted principally of the SoundStation, SoundStation Premier, SoundPoint and SoundPoint Pro product families. Polycom began shipping its first dataconferencing product, ShowStation, in November 1995. As of September 30, 1999, Polycom's dataconferencing product line consisted principally of the ShowStation IP and WebStation. On January 2, 1998, the Company completed the acquisition of ViaVideo Communications, Inc., ("ViaVideo"), which became the engineering and marketing organization for the video product line. In February 1998, Polycom began customer shipments of the ViewStation 128, its first videoconferencing product. As of September 30, 1999, Polycom's videoconferencing product line consisted principally of the ViewStation 128, ViewStation 512, ViewStation V.35, ViewStation MP and ViewStation SP. In September 1998, the Company began shipping its MeetingSite product, a Multipoint Conferencing Unit (MCU) product, which provides connectability for large multipoint videoconference calls. In June 1999, the Company shipped it first streaming product with RealNetworks, the StreamStation, in beta volumes. The StreamStation incorporates RealNetworks' RealSystem-TM- G2 industry-leading streaming media technology to stream point-to-point or multipoint videoconferencing using the Polycom ViewStation to the Web. Using StreamStation, real-time or on-demand videoconferences can be webcast to any PC with a RealPlayer-Registered Trademark- G2, enabling meeting participants to join videoconferences from the desktop.

Polycom markets its products domestically and internationally through a network of value-added resellers ("VARS"), original equipment manufacturers ("OEMS"), and retailers. The Company also sells its audio and data products through its direct sales force; however, effective November 1999, direct sales will be moved to its VAR channel. Through September 30, 1999, Polycom has derived a majority of its net revenues from sales of its ViewStation and SoundStation products. Polycom anticipates that sales of the SoundStation and ViewStation product lines will continue to account for a significant portion of the Company's net revenues at least through the year ending December 31, 1999. Any factor adversely affecting the demand or supply for these products would materially adversely affect Polycom's business, financial condition, cash flows or results of operations.

From inception through the nine month period ended September 30, 1995, the Company incurred losses from operations, primarily as a result of its investments in the development of its products and the expansion of its sales and marketing, manufacturing and administrative organizations. The Company achieved profitability in the fourth quarter of 1995 and generated net income in fiscal 1996. The Company incurred a quarterly operating loss in each quarter of 1997 as a result of investments in the next generation dataconferencing product, the videoconferencing product line and the sales and marketing function. The Company returned to profitability in each quarter of 1998 and the first two quarters of 1999. The Company is continuing to invest significantly in research and development, sales and marketing and the Company's infrastructure in 1999. Although Polycom plans to generate operating income through 1999, there is a limited history of profitability for the Company. Additionally, because Polycom's profitability is very dependent on the market acceptance and profitability of a relatively small amount of products, there can be no assurance that the Company will achieve its operating plans or achieve profitable operations in any subsequent period.

In March 1997, Polycom entered into a joint marketing and development agreement (the "FIRST AGREEMENT") with 3M. Under the agreement, 3M provided $3.0 million in funding to Polycom for certain deliverables related to the development of the ShowStation IP. Additionally, Polycom granted 3M exclusive private-label rights and distribution rights in certain distribution channels to the products developed under this agreement, subject to certain minimum volumes. Effective January 1999, however, 3M no longer has exclusive distribution rights and effective April 1999 3M no longer distributes the products developed under this agreement. Further, 3M received warrants to purchase up to 2,000,000 shares of Polycom's common stock at an exercise price of $7.50 per share. In March 1999, 3M exercised the warrants and purchased 2,000,000 shares of Polycom's common stock. At the time of grant, the warrants were valued using the Black-Scholes model and were determined to have a value of $40,000. 3M was also granted certain rights of first offer under its stock warrant agreement with Polycom which gave 3M the right to purchase additional shares of Polycom Common Stock at a purchase price of $7.50 per share. In February 1998, 3M exercised this option and purchased approximately one million shares of Polycom common stock for a consideration of approximately $7.6 million. With the exercise of the warrants, this right of first offer expired. As of September 30, 1999, 3M owned approximately 9% of the outstanding Polycom common stock.

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

As mentioned earlier, in April 1999, 3M announced that they are exiting the businesses associated with the First and Second Agreements. Under the Product Exit and Transfer Agreement between Polycom and 3M, both parties are working to transition 3M's resellers to Polycom. Polycom has purchased some video products from 3M. Further, existing warranty obligations 3M has concerning the sale of these products were assumed by Polycom.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net revenues, condensed consolidated statements of operations data for the periods indicated.

                                                Three Months Ended              Nine Months Ended
                                             Sept. 30,      Sept. 30,       Sept. 30,       Sept. 30,
                                                1999          1998             1999           1998
                                            -------------  ------------    -------------   ------------

Net revenues                                        100%          100%             100%           100%
Cost of net revenues                                 44%           50%              45%            50%
                                            -------------  ------------    -------------   ------------
    Gross profit                                     56%           50%              55%            50%
                                            -------------  ------------    -------------   ------------

Operating expenses:
  Sales and marketing                                19%           20%              19%            21%
  Research and development                           10%           11%              10%            14%
  General and administrative                          4%            4%               4%             5%
  Acquisition expenses                                0%            0%               0%             0%
                                            -------------  ------------    -------------   ------------
    Total operating expenses                         33%           35%              33%            40%
                                            -------------  ------------    -------------   ------------

Operating income                                     23%           15%              22%            10%

Interest income, net                                  1%            1%               1%             1%
Other income/(expense), net                           0%            0%               0%             0%
                                            -------------  ------------    -------------   ------------
    Income before taxes                              24%           16%              23%            11%

Provision for Income  Taxes                           9%            1%               7%             0%
                                            -------------  ------------    -------------   ------------

Net income                                           15%           15%              16%            11%
                                            -------------  ------------    -------------   ------------
                                            -------------  ------------    -------------   ------------


NET REVENUES

Total net revenues for the three months ended September 30, 1999 were $51.0 million, an increase of $19.4 million, or 61%, as compared to the same period of 1998. For the first nine months of 1999, total net revenues were $136.1 million, an increase of $60.4 million, or 80%, compared to the first nine months of 1998. These increases were due in large part to an increased sales volume of videoconferencing products. This product line began shipping in February of 1998 and the Company has added various models to it since that time. Additionally, sales volume increases in the audioconferencing product line also contributed to the growth in revenue during the three and nine-month periods ended September 30, 1999 over the comparable periods of 1998.

During the first nine months of 1999 and 1998, Polycom derived a substantial majority of its net revenues from sales of its ViewStation and SoundStation product families. Lucent Technologies accounted for 10% of net revenues in the three months ended September 30, 1999 and for the first nine months of 1999. In the three months ended September 30, 1998 and for the first nine months of 1998, Lucent Technologies accounted for 13% and 12% of the Company's net revenues, respectively. No other customer or reseller accounted for more than 10% of the Company's net revenues during these periods in 1999 and 1998. The Company's future financial results would be adversely affected by a reduction in sales to Lucent.

International net revenues for the third quarter of 1999 accounted for 35% of total net revenues for the Company, up from 25% in the third quarter of 1998. International net revenues for the first nine months of 1999 accounted for 31% of total net revenues for the Company, up from 23% in the same period of 1998. The increase in international revenue as a percentage of total net revenues for the third quarter of 1999 compared to the third quarter of 1998 and for the nine months ended September 30, 1999 over the nine months ended September 30, 1998 were due primarily to growth in ViewStation shipments in Europe and Asia. The Company anticipates that international sales will continue to account for a significant portion of total net revenues for the foreseeable future. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Additionally, international net revenues may fluctuate as a percentage of net revenues in the future as the Company introduces new products, since the Company expects to initially introduce such products in North America and also because of the additional time required for product homologation and regulatory approvals of new products in international markets. Also, the ongoing economic problems in the Asian and Latin American markets could adversely affect the Company's profitability if such economic problems continue. Further, the Company is expanding operations in the Europe, Middle East and Africa region in 1999. This expansion of marketing and administrative functions could initially divert management's attention from the sales effort which could materially adversely affect revenue growth in this region. To the extent the Company is unable to expand international sales in a timely and cost-effective manner, the Company's business, financial condition or results of operations could be materially adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. To date, a substantial majority of the Company's international sales has been denominated in U.S. currency; however, the Company expects that in the future more international sales may be denominated in local currencies and, therefore, subject to currency fluctuation risks. Further, beginning January 1, 1999, the participating member countries of the European Union agreed to adopt the European Currency Unit (the "Euro") as the common legal currency. On that same date they established fixed conversion rates between their existing sovereign currencies and the Euro. This establishment of the Euro should not have any immediate significant impact on Polycom since a substantial majority of the Company's international sales has been denominated in U.S. currency; however, this could change in the future if more of Polycom's international business is denominated in currencies other than the US currency.


COST OF NET REVENUES

Cost of net revenues consists primarily of contract manufacturer costs including material and direct labor, Polycom's manufacturing organization, tooling depreciation, warranty expense and an allocation of overhead expenses. The cost of net revenues represented 44% of net revenues in the three months ended September 30, 1999 compared to 50% in the same period of 1998. For the first nine months of 1999 the cost of net revenues percentage was 45%, compared to 50% for the same period in 1998. This improvement in cost over 1998 is attributable to a more favorable product mix as more shipments of the higher margin video products occurred, and favorable material price improvements. These increases were offset by a write-down of ShowStation IP inventory and the SoundPoint inventory to net realizable value and less revenue received under the Second Agreement with 3M which had very low associated costs. The Company received $0.4 million in revenue under this agreement in the three months ended March 31, 1999 and $0.5 million in revenue for the three months ended September 30, 1999 compared to $1.5 million for the first three months of 1998 and $1.0 million in revenue in the three months ended June 30, 1998.

Forecasting future gross margin percentages is difficult. Polycom expects that the overall cost of net revenues percentage will be within a few percentage points of the current level; however, there can be no assurances that this will happen. For example, uncertainties surrounding competition, changes in technology, changes in product mix, the royalty revenue stream, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs, and timing of sales over the next few quarters can cause the cost of net revenues percentage to fluctuate significantly. Additionally, Polycom may reduce prices on it products in the future for competitive reasons or to stimulate demand which could have a material adverse effect on the cost of net revenues percentage. There can be no guarantee that future possible price reductions will offset competitive pressures or stimulate demand. Also, costs variances associated with the manufacturing ramp of the StreamStation, ViewStation 4000 and ViewStation FX products or any other new product could occur which would have an adverse effect on the Company's cost of net revenues percentage. Further, gross margins associated with the ShowStation IP, ViewStation SP and the SoundPoint Pro are lower than the targeted gross margins of the total product portfolio, yet the gross margins for the WebStation are closer to the targeted gross margins. The contribution of these products can have a significant impact on the Company's overall gross margins. There can be no assurances on achieving profitability targets due to these and other uncertainties.

In the future, the cost of net revenue percentage may be affected by price competition and changes in unit volume shipments, product cost and warranty expenses. The cost of net revenues percentage may also be impacted by the mix of distribution channels used by Polycom, the mix of products sold and the mix of international versus North American revenues. Polycom typically realizes lower cost of net revenue percentages on direct sales than on sales through indirect channels. If sales through resellers, especially OEMs, increase as a percentage of total revenues, Polycom's cost of net revenues percentage would be materially adversely impacted. For example, beginning in November 1999, Polycom is moving its direct sales customers to resellers in its VAR channel. This sales channel shift will negatively impact the Company's cost of net revenues percentage.


SALES AND MARKETING EXPENSES

                                   THREE MONTHS ENDED                            NINE MONTHS ENDED
                                   ------------------                            -----------------
                           SEPT. 30,   SEPT. 30,      INCREASE/          SEPT. 30,   SEPT. 30,     INCREASE/
$ IN THOUSANDS                  1999        1998     (DECREASE)               1999        1998    (DECREASE)
--------------                  ----        ----     ----------               ----        ----    ----------

Expenses                     $ 9,583     $ 6,236           54 %           $ 25,222    $ 15,377          64 %

% of Net Revenues               19 %        20 %          (1 %)               19 %        21 %          (2%)

Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses, an allocation of overhead expenses and customer service and support costs. The increase in sales and marketing expenses in absolute dollars in the three months ended September 30, 1999 over the same period of 1998 and the increase in expenses for the first nine months of 1999 over the comparable period of 1998 were primarily related to increased advertising and promotional expenditures for the video and audio product. Additionally, an increase in the investment in the worldwide sales effort also contributed to the increase over 1998.

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


RESEARCH AND DEVELOPMENT EXPENSES

                                     THREE MONTHS ENDED                             NINE MONTHS ENDED
                                     ------------------                             -----------------
                            SEPT. 30,     SEPT. 30,     INCREASE/          SEPT. 30,   SEPT. 30,     INCREASE/
$ IN THOUSANDS                   1999          1998    (DECREASE)               1999        1998    (DECREASE)
--------------                   ----          ----    ----------               ----        ----    ----------

Expenses                      $ 5,182       $ 3,485          49 %           $ 13,341    $ 10,410          28 %

% of Net Revenues                10 %          11 %         (1 %)               10 %        14 %         (4 %)

Research and development expenses consist primarily of compensation costs, consulting fees, an allocation of overhead expense, supplies and depreciation. Expense increases in video and audio product development in the three and nine months ended September 30, 1999 over the respective comparable periods of 1998, was offset by a reduction in dataconferencing product development. As of September 30, 1999, all research and development costs have been expensed as incurred.

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


GENERAL AND ADMINISTRATIVE EXPENSES

                                     THREE MONTHS ENDED                            NINE MONTHS ENDED
                                     ------------------                            -----------------
                            SEPT. 30,     SEPT. 30,      INCREASE/        SEPT. 30,   SEPT. 30,     INCREASE/
$ IN THOUSANDS                   1999          1998     (DECREASE)             1999        1998    (DECREASE)
--------------                   ----          ----     ----------             ----        ----    ----------

Expenses                      $ 2,083       $ 1,363           53 %          $ 5,506     $ 3,765          46 %

% of Net Revenues                 4 %           4 %            0 %              4 %         5 %         (1 %)

General and administrative expenses consist primarily of compensation costs, an allocation of overhead expense, bed debt write-offs and outside legal and accounting expenses. The increase in general and administrative expenses in the three and nine months ended September 30, 1999 over the respective comparable periods of 1998 is due to increased staffing and infrastructure costs to support the Company's growth including the conversion of the management information system. Additionally, costs associated with implementing a new tax deferral strategy for the Company have contributed to the increases.

The Company believes that its general and administrative expenses will increase in absolute dollar amounts in the future primarily as a result of expansion of the Company's administrative staff and costs related to supporting a larger company. These additional charges include expenses related to a new information system, a new tax deferral strategy and infrastructure charges related to the investments being made in Europe. Additionally, potential write-offs associated with bad debt are difficult to predict and material write-offs could negatively affect the profitability in the quarter they are realized.


INTEREST INCOME, NET AND OTHER EXPENSES, NET

Interest income consists of interest earned on Polycom's cash, cash equivalents and investments. Interest expense is from Polycom's bank debt facilities. Interest income, net of interest expense was $0.5 million and $0.2 million for the three months ended September 30, 1999 and 1998, respectively. For the first nine months of 1999, the interest income, net amount was $1.1 million compared to $0.7 million for the comparable period of 1998. The fluctuations in interest income, net are due primarily to changes in average cash balances throughout the year.


PROVISION FOR INCOME TAXES

Polycom accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." In the three months ended September 30, 1999, income tax expense was $4.3 million compared to $0.2 million for the same period of 1998. For the first nine months of 1999, income tax expense was $9.4 million compared $0.4 million for the first nine months of 1998. The increases in income taxes for the three month and nine month periods under comparison are due to increased profitability of the Company and the decreased amount of tax loss carryforward and tax credit carryforward benefits available for use. These carryforward benefits reduced the income tax provision in 1998.

As of September 30, 1999, Polycom had approximately $7.1 million in deferred tax assets arising from federal net operating loss carryforwards, tax credit carryforwards and timing differences. Polycom had a valuation allowance against a portion of these deferred tax assets due to the uncertainty surrounding the realization of such. The Company reversed $6.3 million of this allowance in the first nine months of 1999 due to management's belief that it is more likely than not that these deferred tax assets will be realized. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance and, accordingly, the valuation allowance may change based upon the Company's financial performance and market condition.


YEAR 2000

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". As a result, in less than three months, computer systems and/or software products used by many companies may need to be upgraded to comply with such Year 2000 requirements. The Company has completed its review of its internal use software in order to identify and modify those systems that are not Year 2000 compliant. Efforts to modify or replace those systems that are not Year 2000 compliant were completed on 11/1/99. The Company's products and services have already been reviewed and certified to be Year 2000 compliant. The costs associated with this effort may be incremental to the Company and also represent a reallocation of existing resources. In addition, the Company initiated and completed a project to replace its prior internal business information system. While this effort also addressed the Year 2000 issues of the legacy system, this internal system implementation effort was principally conducted to improve operating efficiencies.

Polycom takes seriously the potential issues that could arise due to the Year 2000 impact on internal systems, facilities, and its suppliers. In connection with the Year 2000 initiative, the Company is working to assure that its internal systems, facilities, and suppliers are Year 2000 compliant in advance of January 1, 2000. The schedule for this program and percentage of tasks complete are as follows:

                                                          %        Scheduled
        Year 2000 Initiative Phases                   Complete     Completion
        ---------------------------                   --------     ----------
        Conduct inventory                               100%        10/1/98
        Survey suppliers                                100%        2/15/99
        Assess Year 2000 compliance                     100%        3/31/99
        Develop action & contingency plans              100%        5/30/99
        Assess need to implement contingencies          100%        6/30/99
        Complete upgrades & replacements                100%        11/1/99

The results of our assessments, modifications and replacements to date are that 100% of Polycom product are Year 2000 Compliant. Of the inventoried internal systems, 100% are Year 2000 Compliant.

The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to Year 2000 compliance issues. Costs related to the Year 2000 issue incurred to date have been insignificant (less than $100,000) and have been expensed as incurred. A budget of $150,000 was established for software and hardware upgrades, while the replacement of the internal business information system was funded under a separate budget. All other costs associated with the Year 2000 project will be expensed as incurred. Additionally, the Company expects to fund the Year 2000 project through cash generated from operations.

As mentioned above, Polycom has completed efforts on a business systems replacement project. The new system, which will make the Company's business computer systems fully Year 2000 compliant, was completed at the beginning of November, 1999.

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


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, Polycom's principal sources of liquidity included cash and cash equivalents of $38.2 million and investments of $22.9 million. Additionally, the Company has a $5.0 million revolving bank line of credit from Silicon Valley Bank. This line of credit allows for an additional facility of $5.0 million available upon request by the Company and contingent upon payment of associated fees. The line of credit facility contains provisions that require the maintenance of certain financial ratios and profitability requirements. As of September 30, 1999, Polycom was in compliance with these covenants. On October 31, 1999, the line of credit with Silicon Valley Bank expired and Polycom entered into a $15.0 million line of credit agreement with Bank of America.

Polycom generated cash from operating activities totaling $24.7 million in the first nine months of 1999 compared to a use of cash of $1.8 million from operating activities for the same period of 1998. The improvement in cash from operating activities in 1999 over 1998 was due primarily to the improvement in net income before non-cash items, the timing of liabilities and lower inventory increases. These cash improvements were offset slightly by a larger growth in prepaid assets, deferred taxes and accounts receivable.

The total net change in cash and cash equivalents for the first nine months of 1999 was an increase of $20.7 million. The primary sources of cash were $24.7 million from operating activities, $15.0 million proceeds from an exercise of warrants by 3M, and $3.7 million from the issuance of stock associated with the exercise of stock options and purchases under the employee stock purchase plan. The primary uses of cash during the first nine months of 1999 were net purchases of investments of $17.5 million and purchases of property, plant and equipment of $5.5 million. The positive cash from operating activities was primarily the result of positive net income before considering non-cash expenses such as depreciation and higher total current liabilities (including accounts payable and taxes payable), offset by an increase in deferred taxes, prepaid assets, accounts receivable and inventory.

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

The Company believes that its available cash, cash equivalents, investments and bank line of credit will be sufficient to meet the Company's operating expenses and capital requirements through at least December 31, 1999. However, it cannot be determined with any degree of certainty how successful the Company will be at growing the market for its products, if at all. If there is substantial growth and, as a result, the Company goes beyond current acceptable liquidity levels, or if the financial results were to violate the financial covenants of the bank line of credit, Polycom may require additional funds to support its working capital requirements or for other purposes, such as acquisitions or competitive reasons, and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive. The Company's future liquidity and cash requirements will depend on numerous factors, including introduction of new products and potential acquisitions of businesses or technology.


OTHER FACTORS AFFECTING FUTURE OPERATIONS

CHANNEL SALES AND INVENTORY. Polycom sells a significant amount of its products to distributors and resellers which maintain their own inventory of products for sale to end-users. A substantial percentage of the total products sold during a particular quarter consist of distributor stocking orders. Polycom typically provides special incentives for distributors to purchase the minimum or more than the minimum quantities required under their agreements with Polycom. If these resellers are unable to sell through their inventory of Polycom products in a given quarter to end-users or if resellers decide to decrease their inventories, it would negatively affect the volume of Polycom's sales to these resellers in the current or future quarters and also negatively affect Polycom's total revenues. Also, if the Company chooses to eliminate or reduce stocking incentive programs, quarterly revenue may be materially adversely affected.

Many of Polycom's distributors and resellers, on whom Polycom's revenues depend significantly, are undercapitalized yet carry multiple Polycom product lines. Failure of these businesses to establish and sustain profitability or obtain financing could significantly affect future revenue levels for Polycom. The loss of distributors or resellers could have a material adverse effect on the Company's business and results of operations.

CHANNEL AND CUSTOMER ORDERS. Polycom typically ships products within a short time after receipt of an order and historically has no material backlog. As a result, backlog, at any point in time, is not a good indicator of future net revenues and net revenues for any particular quarter cannot be predicted with any degree of accuracy. Additionally, orders from the Company's reseller customers are based on the level of demand from Polycom end users. The uncertainty of such end user demand means that any quarter could be significantly negatively impacted by lower end-user orders which could negatively affect orders the Company receives from its resellers. Accordingly, Polycom's expectations for both short- and long-term future net revenues are based almost exclusively on its own estimate of future demand and not on firm customer orders. Expense levels are based, in part, on these estimates and, since Polycom is limited in its ability to reduce expenses quickly if orders and net revenues do not meet expectations in a particular period, operating results would be adversely affected. In addition, a seasonal demand appears to have developed for Polycom's products particularly evident in a lag in demand during the summer months. This seasonality can make predicting revenues levels difficult, if not impossible.

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

UNCERTAINTY OF FUTURE REVENUES AND RESULTS. As a result of several factors, including reliance on channel sales and the timing of orders and shipments during each quarter, Polycom has been uncertain, throughout most of each quarter, as to the level of revenues it will achieve in the quarter and the impact distributor stocking orders will have on revenues and profitability in that quarter and subsequent quarters. In addition, because a substantial percentage of product sales occur at the end of the quarter, product mix and, therefore, profitability is difficult, if not impossible, to predict. Due to these factors, it is likely that in the current or some future quarter or quarters Polycom's operating results will be materially below the expectations of public market analysts and investors. In such event, the price of Polycom's common stock would likely be materially adversely affected.

Polycom's net revenues have grown primarily through increased market acceptance of its established SoundStation, SoundStation Premier and the ViewStation product lines and through the expansion of Polycom's North American and international distribution networks. While Polycom has experienced growth in net revenues in recent quarters, it does not believe that the historical growth rates in net revenues will be sustainable nor are they indicative of future operating results. For example, the Company lowered the price of the ShowStation IP 23% effective March 1999 due to market acceptance issues for this product; similar price reductions and demand issues could occur for this and other products which could negatively impact Polycom's net revenues and profitability. Further, recent growth rates of audio and video product sales out from the sales channels to end-users have been significant. Future growth rates may not achieve these levels of success.

Polycom believes that profitability could be negatively affected in the future as a result of several factors including low to negative gross margins for the ShowStation IP and continuing competitive price pressure in the conferencing equipment market. Although price reductions have been driven by Polycom's desire to expand the market for its products, and Polycom expects that in the future it may further reduce prices or introduce new products that carry lower margins in order to further expand the market or to respond to competitive pricing pressures, there can be no assurance that such actions by Polycom will expand the market for its products or be sufficient to meet competitive pricing pressures. Additionally, if the WebStation product materially negatively affects the future sales of the ShowStation IP, the Company's total revenue could be significantly adversely affected and it could create an excess and obsolescence issue concerning the ShowStation IP inventory which could materially adversely affect the Company's profitability. Similarly, if the SoundPoint Pro product materially negatively affects the future sales of the SoundPoint product, the Company's total revenue could be significantly adversely affected and it could create an excess and obsolescence issue concerning the SoundPoint inventory which could materially adversely affect the Company's profitability. For example, during the third quarter of 1999, the Company recorded a charge for excess and obsolete inventory concerns for the ShowStation IP and SoundPoint product line which negatively impacted the Company's cost of net revenues percentage. The issue of new products rendering existing Polycom products obsolete or reducing the demand for existing products, exists for every Polycom product. In addition, costs related to the introduction of Polycom's new products such as ViewStation 4000, ViewStation FX, ViewStation SP, SoundPoint Pro and StreamStation could also negatively impact future profitability. Further, Polycom's limited operating history and limited resources, among other factors, make the prediction of future operating results difficult, if not impossible.

Polycom's operating results have fluctuated in the past and may fluctuate in the future as a result of a number of factors, including market acceptance of ViewStation, SoundPoint Pro, WebStation, ShowStation IP, MeetingSite, StreamStation and other new product introductions and product enhancements by Polycom or its competitors, the prices of Polycom's or its competitors' products, the mix of products sold, the mix of products sold directly and through resellers, fluctuations in the level of international sales, the cost and availability of components, manufacturing costs, the level and cost of warranty claims, changes in Polycom's distribution network, the level of royalties to third parties and changes in general economic conditions. For example, beginning in November 1999, Polycom is moving its direct sales customers to resellers in its VAR channel. This sales channel shift will negatively impact the Company's cost of net revenues percentage. In addition, competitive pressure on pricing or demand levels in a given quarter could adversely affect Polycom's operating results for such period, and such price pressure over an extended period could materially adversely affect Polycom's long-term profitability. Polycom's ability to maintain or increase net revenues will depend upon its ability to increase unit sales volumes of the ViewStation product line, SoundStation, SoundStation Premier and SoundPoint families of products, the ShowStation and WebStation line of products, and any new products or product enhancements. There can be no assurance that Polycom will be able to increase unit sales volumes of existing products, introduce and sell new products or reduce its costs as a percentage of net revenues.

PRODUCT INTRODUCTIONS. Polycom's revenue growth since the beginning of 1998 was due in large part to new product introductions in the videoconferencing product line. In fact, each quarter of 1998 had a major new video product introduction which significantly contributed to the revenue growth. Although new product releases are planned for 1999, such as the recently announced ViewStation 4000 and ViewStation FX, there can be no assurance that releases will happen when planned or that they will happen at all. Additionally, there can be no guarantee that these or any new product introductions in 1999 or 2000 will produce the revenue growth experienced in 1998.

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

CHANNEL CONFLICTS. Polycom has various OEM agreements with some major telecommunications equipment manufacturers such as Lucent Technologies whereby Polycom manufactures its products to work with the equipment of the OEM partner. These partnerships can create channel conflicts with other Polycom distributors who directly compete with Polycom's OEM partner, which could adversely affect revenue from such non-OEM channels. Because many of the Company's distributors also sell equipment that compete with the Polycom product lines, the distributors could devote more attention to the other product lines which could materially adversely affect the Company's profitability. Further, other channel conflicts could arise which cause distributors to devote resources to other non-Polycom conferencing equipment thereby materially adversely affecting Polycom's financial position or results of operations.

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

MANAGEMENT INFORMATION SYSTEM TRANSITION. The Company is currently transitioning to a new enterprise resource planning system which affects almost every facet of its business operations. This conversion is expected to bring new process efficiencies which should improve the Company's business operations. However, typically, these conversions negatively affect a Company's ability to conduct business initially due to problems such as historical data conversion errors, the learning curve associated with the new system, delays in implementation or unforeseen technical problems during conversion. If such problems arise during this transition, the Company could experience, for a period of time, delays in or lack of shipping, an inability to support its existing customer base, delays in paying vendors, delays in collecting from customers, an inability to place or receive product orders or other operational problems. If this were to occur, the Company's profitability or financial position could be negatively impacted.

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

SERVICE AND SUPPORT. The Company's recent growth has been due in large part to an expansion into product lines with more complex technologies. This shift has increased the need for increased product warranty and service capabilities. In addition, increased international competition has forced companies in the conferencing market to provide a complete service and support package. Polycom maintains an in-house hotline support group and subcontracts on-site technician support functions. If the Company cannot develop and train its internal support organization, maintain its relationship with its outside technical support or efficiently transition to a new service contractor, it could negatively affect future sales of the higher technology products like video and web conferencing equipment which would have a material negative effect on its results from operations and financial condition.

CASH FLOW FLUCTUATIONS DUE TO RECEIVABLE COLLECTIONS. In 1999, Polycom is making a significant investment in Europe to expand its business in this region. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of Polycom's total revenues, as has happened during 1999, accounts receivable balances will likely increase over previous years. Additionally, sales in the videoconferencing product market typically have longer payment periods over Polycom's traditional experience in the audioconferencing market. Therefore, as Polycom sells more video products as a percentage of its revenue, accounts receivable balances will increase over previous experience. These increases will cause Polycom's days sales outstanding to increase over prior years and will negatively affect future cash flows.

POTENTIAL ASSET IMPAIRMENT CONCERNS. The Company operates in a high technology market which is subject to rapid and frequent technology changes. These technology changes can and do often render existing technologies obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the existing inventory can not be sold at or above net realizable value. This situation occurred during the third quarter of 1999 for the ShowStation IP and the Soundpoint products when the Company recorded $1.3 million in excess and obsolescence charges and for the original ShowStation product in the third quarter of 1998 when Polycom wrote-down an additional $1.5 million related to the loss in value associated with this inventory. There can be no guarantee that this situation will not occur again for any product in Polycom's inventory.

During the third quarter of 1998, the Company traded $1.1 million of SoundPoint inventory for barter trade credits. No revenue was recorded on this transaction and it had no impact on net income. The trade credits were classified as a prepaid asset at their net realizable value which approximated the value of the inventory. During the third quarter of 1999, the Company backed out of the contract due to non-performance on the part of the barter company. Therefore, the SoundPoint inventory was received back into inventory and the prepaid asset associated with the trade credits was reversed.

STOCK PRICE FLUCUATIONS. Polycom's stock price has varied greatly as has the volume of shares of the Company's common stock that has traded. The Company expects these fluctuations to continue due to factors such as announcements of new products, services or technological innovations by Polycom or its competitors, announcements of major restructurings by Polycom or its competitors, quarterly variations in Polycom's results of operations, changes in revenue or earnings estimates by the investment community, speculation in the press or investment community, general conditions in the conferencing equipment industry, changes in the Company's revenue growth rates or the growth rates of Polycom's competitors, and sales of large blocks of the Company's stock.

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

The table below presents principal amounts and related weighted average interest rates by year of maturity for Polycom's investment portfolio and debt obligations:

As of September 30, 1999:

                                                                          Expected Maturity
                                                                1999       2000        2001       Total
                                                                ----       ----        ----       -----
                                                                (in thousands, except interest rates)
ASSETS
Cash and cash equivalents                                     $ 38,245      ---        ---      $ 38,245
   Average interest rates                                      2.74%        ---        ---        2.74%
Investments                                                     ---      $ 18,677    $ 4,238    $ 22,915
   Average interest rates                                       ---        4.59%      4.24%       4.52%
LIABILITIES
Bank line of credit                                             ---         ---        ---         ---
   Average interest rates                                      8.25%        ---        ---        8.25%

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

Dated:   November 16, 1999        POLYCOM, INC.


                                  /s/ Michael R. Kourey
                                  --------------------------------
                                  Michael R. Kourey
                                  Accounting Officer)
                                  (Principal Financial and Accounting Officer)