Form 10-K
period 1999-12-31
POLYCOM INC
filed 2000-03-29
CIK 1010552

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the fiscal year ended     DECEMBER 31, 1999
                                -----------------------------------------------
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from                  to
                                     --------------         -------------------

                         Commission file number             0-27978
                                                            -----------

                                  POLYCOM, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                   94-3128324
-------------------------------------------------------------------------------
      (State or other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)                  Identification No.)


1565 Barber Lane, Milpitas, California                        95035
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (408) 474-2000
                                                   ----------------------------

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
         Yes     X       No
            ----------      ---------

         Indicated by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,972,896,788 as of February 29, 2000. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

         35,167,842 shares of the Registrant's $0.0005 par value Common Stock were outstanding as of February 29, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE.
         Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III. Such Proxy Statement will be filed within 120 days of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 1. BUSINESS

         Polycom, Inc. develops, manufactures and markets a full range of high-quality, media-rich communication tools and network solutions. Our broadband communication solutions enable business users to immediately realize the benefits of video, voice and data over rapidly growing converged networks. We are the leading videoconferencing and voice conferencing product provider and have recently entered the DSL access market, particularly in the area of integrated voice appliances and broadband access devices.

         In the video communications market, we offer various videoconferencing end-points and media servers which facilitate data communications. Our video end point products are anchored by the ViewStation product family which provides high-quality, low-cost, easy-to-use, group videoconferencing systems that utilize advanced video and audio compression technologies along with Internet/Web-based features. We began shipping our first video end point product in February 1998. Our media server products include streaming servers, such as the StreamStation, webconferencing servers, and MeetingSite 5000 which provides for large multipoint videoconference calls.

         With our SoundStation products, we are the leading provider of voice communications equipment designed for group use. The SoundStation is a high-quality, full-duplex, easy-to-use voice communications solution designed to operate with local telephone systems throughout the world. Our technologies permit the SoundStation products to achieve voice communications quality that approaches handset communications quality. The complete voice conferencing equipment product line, including the SoundStation, began shipping in late 1992 and through December 31, 1999, approximately 500,000 systems have shipped.

         In December 1999, we acquired Atlas Communication Engines, an OEM supplier of Integrated Access Devices (IADs) and an emerging provider of data-only Digital Subscriber Line (DSL) routers. Under the terms of the agreement, we exchanged approximately 1.3 million shares of our common stock for all outstanding shares of Atlas, and we assumed all outstanding Atlas stock options of approximately 0.5 million shares. The value of the transaction was approximately $110 million, and was accounted for as a pooling of interests.

         By leveraging Atlas' early leadership position in IADs and our leadership position in multimedia communications tools, this acquisition enables us to create a uniquely differentiated product line of IADs and DSL routers that provide video, voice, and data over the rapidly-growing DSL network. Through this acquisition, we will now provide equipment for the emerging market for high-speed connectivity by delivering a more complete DSL solution to small and medium sized businesses around the globe.

         We sell our products globally through a large number of resellers and OEMs. We have marketing and sales and partnering relationships with Lucent Technologies, Cisco Systems, Nortel, MCI Worldcom, Inc., Southwestern Bell, Ameritech, Ingram Micro, British Telecom, Audeo Systems LTD, Siemens, Sprint, Computer 2000, SKC Communications, GBH Distributing, All Communications, Target Distributing, Jetstream Communications, Adcom, Inc., France Telecom, Office Depot, Unitel and Hello Direct, which collectively represented approximately 52% of our net revenues in 1999.

         Polycom was incorporated in December 1990 in Delaware and has thirteen wholly owned subsidiaries located throughout the world. Our principal executive offices are located at 1565 Barber Lane, Milpitas, California 95035, and our telephone number at this location is (408) 474-2000.

INDUSTRY BACKGROUND

         The communications industry has experienced substantial growth in recent years. Voice communications have expanded with the proliferation of cellular phones and voice mail and the emergence of high-speed switching technologies, while the data communications infrastructure has been widely expanded through the growing use of corporate intranets and the public internet. One of the fastest growing segments of the communications market is equipment and services for broadband communications, which includes ISP access, voice and video communications. These markets are being enabled by the evolution of the shift from traditional circuit-switched networks to the broadband IP and ATM infrastructures.

         Numerous factors are driving the growth of the communications market, including the development of a global economy, the internationalization of business organizations, the development of "extended enterprises" of companies and their suppliers, customers and other business partners and the increasing corporate emphasis on team projects and group and interoffice communication. As a result, tools such as voice mail, e-mail, fax and the internet that allow workers to communicate more effectively and facilitate business interactions have become vital to improving productivity in most organizations. To enhance the real-time exchange of information when face-to-face meetings are not possible or practical, companies are increasingly seeking advanced communications solutions to facilitate meetings at a distance.

         Video communications enhance remote meetings by permitting groups in disparate locations to see each other and make reactions and body language visible. Video communication is, therefore, the ideal communications tool for the relationship building aspect of a remote meeting. The first video communication products were introduced in the late 1970's. Early video communication products were costly and usually required dedicated transmission facilities, specially trained operators, and specialized rooms. Although there was broad interest in video communications as a means of eliminating travel time and expenses, most potential users could not justify the high cost of investing in video communications technology given the level of quality and performance of the products at that time. However, improved technology, implementation of industry standards, lower costs, and greater connectivity and greater availability of broadband technologies have improved the quality and price/performance relationship of video communications and driven its evolutionary growth.

         The video communications market has evolved into two distinct segments, group systems and desktop or personal systems. Historically, the group segment has been divided into large and small group segments. However, with the advent of a new generation of high performance set-top products this distinction is blurring and the group system category is being segmented into pricing and feature bands. The new generation of set-tops typically are priced from about $3,000 - $4,000 for an entry level product to around $10,000 - $19,000 for feature rich, high-bandwidth systems designed for large conference rooms or for use in multi-point calls. The desktop or personal system market segment is characterized by products designed for one-to-one communication and also benefits from the availability of broadband in the enterprise. The desktop systems are typically PC-based and require a hardware and software component to be added to a personal computer. Personal video communications products currently range in price from $500 - $1,500. In addition, streaming video is becoming increasingly necessary to provide real-time and on-demand video participation in a meeting or webcast. These streaming servers and other webconferencing devices that provide for the sharing of graphics or other detailed visual data are just beginning to evolve to fulfill this new demand and typically sell for $4,000 - $20,000, depending on functionality and scalability.

         Voice communication is the essential component of all discussions and meetings. In the voiceconferencing segment of this market, bridging services provided by AT&T, MCI Worldcom, Sprint and other carriers have increased demand for high-quality voiceconferencing equipment that allow both parties to talk and be heard simultaneously (full duplex) in an easy to install and use network appliance. These products, designed for group use, sell for $500 - $3,000, while such products designed for individual use sell for $200 - $400.

         Broadband access is a rapidly emerging market as small to mid-sized businesses, large enterprises, and telecommuters seek ISP access and voice and video communications through one, convenient transport. This has created the demand for both data-only routers and for integrated access devices that provide voice and data over a single DSL or other broadband connection. In addition, this market is already beginning to seek a solution that would enable video devices to communicate over this same access point. These network access devices typically sell for a few hundred to a few thousand dollars, depending on options and scalability.

THE POLYCOM SOLUTION

         Polycom's integrated communication solutions enable business users to immediately realize the benefits of video, voice and data over rapidly growing converged and broadband networks. With our wide array of video communications, voice communications and network access products, we offer customers numerous high-quality, low-cost solutions to their media-rich and broadband communication needs.

         Our video communication products include group videoconferencing and media servers. Our ViewStation group and videoconferencing systems deliver the performance and features of a high-end room video communications system, but at a fraction of the cost. Distinctively easy to set up and use, the ViewStation product line offers high quality audio and video technology, embedded Web based features, an integrated presentation system, a voice-tracking camera, and a variety of other features in H.323 or H.320 networks. In addition, an "MP" version of the product is available that provides up to four locations to participate in a multi-point videoconference call. Using a unique embedded system architecture, we are delivering a new generation of high performance, affordable systems that we believe will radically shift the way customers view video communications.

         The media server product family consists of the StreamStation, WebStation, ShowStation IP and MeetingSite 5000. The StreamStation, introduced in May 1999, is the industry's only streaming "appliance" designed to make live or on-demand webcast easy and affordable for business users. It provides an easy and affordable way to view training sessions or meetings utilizing streaming media technology from Microsoft or RealNetworks, as either a live webcast or for video on-demand. With our WebStation system, introduced in December 1998, remote-meeting participants anywhere in the world can join a meeting by simply browsing the Web with any Java-enabled Web browser, or using any fully T.120 compatible data communication system. The ShowStation IP provides a cost-effective method for two or more groups or individuals that are separated by a distance to view, edit and annotate paper and electronic documents and data in real-time over the internet or standard telephone lines. Polycom's MeetingSite 5000 was announced in April 1998 and is an OEM version of the Lucent Technologies' multipoint conferencing unit product (MCU). The MeetingSite 5000 provides connectability for large multipoint videoconference calls.

         Our voice communication product line, containing a wide range of SoundStation and SoundPoint products, is a family of systems that provide near handset quality communications. SoundStation products are easy to use, and our advanced acoustic technologies minimize background echoes, word clipping and distortion. Users can engage in natural, free-flowing discussions without having to shout to be heard or strain to hear what others are saying. The SoundStation is configurable and has been approved for use with the local telephone systems in more than 30 countries. Additionally, the SoundPoint Pro, introduced in 1998, brings the same quality of conferencing to the desktop with the full functionality of a business phone.

         Polycom's new network access NetEngine products consist of the NetEngine 3300R SDSL Router, the NetEngine 3300D SDSL DSU and the NetEngine 8000 series of products. This product family is intended to provide integrated broadband voice and data services for small to mid-sized businesses, branch offices of large enterprises and telecommuters. This enhanced bandwidth is intended for ISP access for voice and video traffic as well as potentially enabling a broader deployment of Polycom's voice and video products.

PRODUCTS

VIDEO COMMUNICATIONS

         Polycom's video endpoint products are designed to be low-cost, high-quality, and web-enabled, with list prices below most competitive video communication products currently in the market.

VIDEO ENDPOINTS:

 VIEWSTATION128: The ViewStation 128 features outstanding audio and video quality, embedded web capabilities, a voice tracking camera, automatic ISDN configuration on set-up and a robust set of Web based management, diagnostic and presentation tools. In addition, it can be upgraded to support 512 kbps ISDN and multipoint capabilities. The ViewStation 128 has a U.S. list price of $5,999.

 VIEWSTATION 512. The ViewStation 512 is a high performance product which operates at up to 512Kbps or four ISDN lines which are multiplexed together at up to 30 frames per second giving full motion video as well as increased quality of audio using one of the standards based wide band algorithms. The ViewStation 512 has a U.S. list price of $8,999.

 VIEWSTATION V.35. The ViewStation V.35 supports up to 768Kbps or half the bandwidth of a T1 line through the V.35 physical interface, a universal serial connector used to connect to a variety of brands of multiplexers and satellite connections. It has a U.S. list price of $9,999.

 VIEWSTATION MP. The ViewStation MP incorporates the ability to make an ad-hoc multi-way video call as conveniently as pressing the "conference" button on any office PBX phone. The ViewStation MP can make up to a 4 way call at single ISDN line rates of 128KBps or a three way call using 2 ISDN lines for each of 256Kbps. The ViewStation MP has a U.S. list price of $11,999.

VIEWSTATION FX. The newest ViewStation extends the standard of high quality video communications with the 60 fields feature that delivers TV quality video. The ViewStation FX has embedded multipoint capabilities of up to a 4-way call at 384Kbps or a 3 way call at 512kbps. The ViewStation FX has a U.S. list price of $16,999 to $19,499.

VS4000. The VS4000 is a cameraless codec that is designed for custom integration in boardrooms and auditoriums that require the highest video and audio quality. It offers the same features and functionality as the ViewStation FX but is packaged in a rack mount configuration. The VS4000 has a U.S. list price of $16,999 to $18,999.

VIEWSTATION SP. ViewStation SP is the entry level point solution that offers business quality video and audio capabilities, embedded web capabilities and presentation system. Additionally it contains a voice tracking camera, automatic network configuration and web based management tools. It has a U.S. list price ranging from $3,999 to $4,199.

         The ViewStation product family delivers the most powerful video communication group and desktop systems in a convenient footprint about the size of a sheet of notebook paper. The ViewStation delivers high-quality images on small or large display monitors and is a self-contained unit that sits atop an S-Video or composite television monitor. The ViewStation is one of the first systems to implement the H.263 and H.263+ video compression algorithm that delivers enhanced video performance. Using a unique, high-performance low-delay codec architecture, the ViewStation has a short delay and is fully interoperable with legacy video communication systems using the H.320 and H323 standards. ViewStation supports full dual monitor functionality as a standard feature, as well as VCR playback/record and a document or second room camera. ViewStation also supports high resolution Annex D slide send and receive and high resolution SXGA graphics on the newest products.

         Integrating our market-leading Acoustic Clarity Technology(TM), the ViewStation provides full-duplex, digital audio with noise suppression and echo cancellation which adapts almost instantly to the changing characteristics of the conference room to deliver crystal-clear audio. In addition, the ViewStation supports the G.711, G.722 and G.728 audio standards. The custom digital tabletop microphone pod uses the latest hypercardioid microphone technology and is able to be daisy-chained to provide superb audio coverage for even the largest conference rooms.

MEDIA SERVERS:

         Our media server products are designed to allow for the real-time exchange of data and other images between groups or individuals engaged in an audioconference or videoconference. By integrating voice or video communications with data communications, our products are designed to significantly enhance the productivity of workers, allowing them to conduct meetings remotely with a level of data exchange that we believe has traditionally been possible only through a personal meeting.

STREAMSTATION. StreamStation is the first meeting appliance that enables streaming of real-time or recorded video meetings to any Web browser. StreamStation provides an easy-to-use solution for holding live webcast and creating on-demand World Wide Web streaming content. StreamStation enables users to easily conduct ad-hoc streaming events or meetings, and to create rich multimedia presentations for on-demand viewing. With the press of a button, any user can create streaming media content that can be viewed with either the Microsoft Windows(R) Media Player or RealNetworks(R) RealPlayer-TM- G2.

         StreamStation also adds powerful new streaming media functionality to the Polycom ViewStation products. This complete solution provides the easiest method for participants to view video, hear audio, and see presentation content over the World Wide Web. Our SoundStation products can also be used with the StreamStation to stream audioconferences and presentation content from meetings over the Web. The Polycom StreamStation has a U.S. list price of $8,999.

WEBSTATION. Designed to enhance full participation and collaboration in group meetings, the WebStation provides an affordable and easy way to present and collaborate with both local and remote group meeting participants via the Web. With a simple one-cable connection to any LCD projector and a standard local area network connection, the Polycom WebStation delivers a full range of features that enable an LCD projector to communicate over the Internet for sharing documents and presentations with both local and remote meeting locations. Presenters have several options for bringing presentation materials into a meeting using WebStation. Because WebStation integrates the full Microsoft(R) Office(R) suite, presenters can send PowerPoint-TM-, Word-TM-, or Excel-TM- files directly to WebStation from their desktop computer before the meeting, and then attend the meeting where the presentation is ready and waiting. Presenters also have the option of bringing Microsoft Office files into the meeting on a diskette and then load them using WebStation's built-in floppy diskette drive. With our WebStation system, remote-meeting participants anywhere in the world can join a meeting by simply browsing the Web with any Java-enabled Web browser, or using any fully T.120 compatible data communication system. Remote participants can then collaborate in real-time and even share presentations or documents with other meeting participants. The Polycom WebStation presentation and meeting system has a U.S. list price of $2,999.

SHOWSTATION IP. ShowStation IP, Polycom's first internet data communication product, is a fully integrated, easy-to-use unit that can exchange and project data, documents and images, using corporate LAN connections or ordinary telephone lines, between ShowStation IP's. In addition, the ShowStation IP can exchange data, documents and images using the World Wide Web with any personal computer that has a Java-enabled browser or T.120 data communication protocol software, such as the DataBeam software that is distributed by Polycom. Working in tandem with the SoundStation or ViewStation, ShowStation IP provides a cost-effective method for two or more groups or individuals that are separated by a distance to simultaneously view, discuss, edit and annotate paper or electronic documents and data. Multipoint dataconferences are possible with the LAN/Multipoint option, which allows one ShowStation IP to connect to as many as nine other ShowStation IPs and 25 browsers simultaneously. ShowStation IP incorporates advanced imaging, data compression and communication technology into a compact and easy-to-use unit that includes pen-based editing capabilities

         ShowStation IP captures an image of the original document using an integrated camera or receives data from a personal computer and displays a high-resolution image on a flat-panel LCD display. Light is then projected through the LCD panel and onto a screen for local viewing, without having to dim conference room lights. Simultaneously, the image is compressed and transmitted over the Internet using the T.120 open standard protocol to other T.120 compliant participants or using HTML to Web-based browser participants where the image is decompressed and displayed. The images can then be annotated or highlighted in real-time by the transmitting person or any of the T.120 compliant participants using an integrated computer pen or through mouse-based editing from remote personal computers and saved in memory for review and printing. Pen or mouse annotations can be seen simultaneously by all parties participating in the dataconferences and each ShowStation IP can print the image and all annotations on a printer connected via a parallel cable.

         The North American list price for the ShowStation IP product ranges from $9,999 to $12,999 depending on options.

MEETINGSITE 5000. The MeetingSite 5000 product, a MCU product, is a Lucent Technologies manufactured H.320-based voice, data and video communication bridge that allows up to 16 users to have worldwide, multi-party face-to-face conferences. The MCU includes industry-leading features such as Continuous Presence Plus, a capability that shows multiple sites on the same screen, and SpeedMatching, which allows endpoints transporting video at different rates of speed to carry on a video conference. The MCU supports the emerging H.263 video standard and incorporates the H.320 Translator, allowing H.263 endpoints to maintain their improved quality while communicating with endpoints using the existing H.261 standard. The MCU is used by major service providers, government organizations and commercial customers throughout the world. This product is custom configured for the end-user and has a base list price of $24,950.

VOICE COMMUNICATIONS

         Polycom's voice communication products are designed to overcome the poor audio problems associated with traditional speaker phones by providing high quality, full-duplex, easy-to-use audio equipment.

 SOUNDSTATION. SoundStation is a high quality, digital, full-duplex voice communication system that operates over ordinary telephone lines. It provides clear, two-way voice communication with no echoes, clipping or distortion. Users can engage in natural, free-flowing discussions without having to shout to be heard or strain to hear what others are saying. SoundStation's three built-in directional microphones pick up sound from around the room while limiting reverberation. The unit's central sorbathane-encased, acoustically-suspended speaker and advanced digital signal processing ("DSP") and integrated software technology eliminate acoustic feedback while broadcasting sound at sufficient volume and clarity to be heard up to 30 feet away.

         SoundStation has a distinctive design that Polycom believes is widely associated with high-quality voice communication. SoundStation is connected via a single cord to a power transformer that plugs into a standard electrical outlet and a telephone cord that connects to a standard telephone outlet. Due to this inherent simplicity, customers are able to self-install and immediately begin using the SoundStation. The U.S.
list price for SoundStation is $499.

 SOUNDSTATION EX. SoundStation EX contains all of the technology and physical elements of the SoundStation but also offers two connectors for additional microphones. The microphones can extend up to 25 feet in each direction allowing the SoundStation EX to accommodate larger conference rooms. Each extended microphone also contains a mute button and LED mute indicator. An optional wireless lapel microphone is available for the SoundStation EX that provides flexibility for stand-up presenters. The U.S. list price for SoundStation EX ranges from $799 to $1,299, depending on options.

         Polycom also manufactures private label versions of its SoundStation products for Lucent Technologies, Nortel and British Telecom pursuant to OEM relationships.

 SOUNDSTATION PREMIER. Incorporating the latest in DSP technology, the SoundStation Premier is designed for larger, more demanding environments and those requiring higher performance. Using a unique active microphone steering algorithm in conjunction with multiple aligned microphone patterns, the SoundStation Premier connects every conference participant more clearly and with less room reverberation than older systems. With additions including an LCD display, caller ID, and infrared remote control, the SoundStation Premier provides a complete full duplex business conference phone solution. The U.S. list price ranges from $999 to $1,899, depending on options.

SOUNDSTATION PREMIER EX. SoundStation Premier EX contains all of the technology and physical elements of the SoundStation Premier but also offers two connectors for additional microphones. The microphones can extend up to 25 feet in each direction allowing the SoundStation Premier EX to accommodate larger conference rooms. Each extended microphone also contains a mute button and LED mute indicator. An optional wireless lapel microphone is available for the SoundStation Premier EX that provides flexibility for stand-up presenters. With the SoundStation Premier Satellite, up to 4 additional microphones, a separate speaker module or spread spectrum wireless microphones are available to cover larger and more complex rooms. The U.S. list price for ranges from $999 to $2,199, depending on configuration and options.

 SOUNDPOINT AND SOUNDPOINT PC. SoundPoint, Polycom's first desktop conference phone adjunct product, is designed for the office environment. The SoundPoint system is connected between the telephone line and an analog telephone set, and provides near-handset quality full-duplex conversations. A special version of this SoundPoint is manufactured for direct communication to Lucent's Definity telephone sets, pursuant to the Lucent OEM relationship. The SoundPoint PC system is similar to the basic SoundPoint system, but is designed for desktop video communications and Internet telephony applications. The SoundPoint PC is connected to a personal computer video codec or sound card through a standard set of audio jacks, and includes a handset when more privacy is desired. The U.S. list price ranges from $99 to $299.

 SOUNDPOINT PRO. SoundPoint Pro brings Polycom's high-quality hands-free voice communication to telecommuters, home offices, and small businesses, and combines professional-quality voice communication and elegant styling, in a fully featured business telephone. Available in 2-line or 3-line models, users can conduct conference calls with up to three other remote sites at the touch of a button, and without using outside bridging services. Features also includes 20-number programmable speed dial, integrated primary Caller ID as well as Caller ID for Call Waiting, and 99 number caller history. The U.S. list price ranges from $249 to $299.

NETWORK ACCESS PRODUCTS

The NetEngine product line enables integrated broadband voice and data services for small to medium-sized business customers.

NETENGINE 3300R SDSL ROUTER. The NetEngine 3300R SDSL Router is designed to provide access to emerging high-speed SDSL data services. For new SDSL service customers who do not yet have a router, the NetEngine 3300R provides both transparent bridging and full IP routing capabilities. Its interoperability with industry-leading DSLAM manufacturers, NAT, DHCP, and simple configurability make it the ideal choice for small and medium businesses and branch office connectivity. Its U.S. list price is $499.

NETENGINE 3300D SDSL DSU. The NetEngine 3300D SDSL DSU allows users to change to SDSL technology without compromising CPE investments. Its support for Nx64 Kbps data rates up to T1 and E1 make it an ideal network access point and affords seamless migration from traditional T1 or E1 Leased Line or Frame Relay services to SDSL. It's U.S. list price is $599.

NETENGINE 8000 MULTI-SERVICE ACCESS DEVICE. The NetEngine 8000 Multi-Service Access Device is a flexible broadband voice and data access product with a four slot modular architecture that provides a wide range of connectivity options. Its ADSL, SDSL, ATM, T1/E1 and POTS modules enable the NetEngine 8000 to provide access for small and medium-sized enterprises and branch offices into a broad range of existing and emerging high-speed public networks. Its wide variety of uses, including an ATM access device, multiport DSL router and IAD among others, make the NetEngine 8000 one of the most advanced access products available. The U.S. list price starts at $1,729.

Polycom also manufactures private label versions of some of its NetEngine products for Jetstream Communications.

TECHNOLOGY

         We intend to continue to invest in and leverage our core technologies to develop and market our network access and conferencing products and product enhancements. Our core technologies include the following:

INTEGRATION IN NETWORK ACCESS. We actively invest in technologies that will enhance the ability of users to integrate network and internet access with their communication and conferencing requirements. We are pursuing the extension of our IAD (Integrated Access Device), gateway, and router products with enhanced performance and functionality.

NETWORK/INTERNET CONNECTIVITY. We continue to extend our teleconferencing products to operate over local and extended networks utilizing standard protocols, including H.323, LDAP, IEEE 802.3 10 and 100 Mbps networks, ATM, frame relay, and TCP/IP. Within the next several years, industry analysts believe that a significant percentage of business communication, video and voice as well as data, will take place over packet-switched rather than circuit-switched networks (i.e., internal and external networks rather than the public telephone network). Some of the advantages to this approach are greater bandwidth availability, lower transmission costs, expandability, and the ability to operate by managing only one network instead of several.

STREAMING MEDIA. We have developed a set of core technologies for generating, managing, distributing and archiving portable streamed full-content media streams. These are initially incorporated in the StreamStation system, and provide users the ability to easily enhance their communication abilities for training, marketing, documenting, remote conferencing, and a variety of other uses.

WEB-BASED DATA COMMUNICATIONS. We are a leader in developing "push" technology for sending HTML pages to Java-enabled Web browsers on demand, allowing the secure participation of multiple sites in presentations and data conferences. Polycom uses proprietary techniques to assure meeting security and to provide for smooth presentation flow that is normally unaffected by limited network bandwidth.

ACOUSTICS TECHNOLOGY. We are making a significant investment in further exploration in acoustics and digital acoustic processing. With the recent opening of our Advanced Research Laboratories in Massachusetts, we are both extending the state-of-the-art in these critical areas, and creating a powerful mechanism to facilitate the incorporation of these technologies into products of all divisions.

INTERNETWORKING. With a variety of different network protocols in use today, communication between one system and another can be complex and expensive. We are investing in continued extension of our internetworking products, which today have an ability to simply and efficiently link networks running different protocols such as IP, Frame Relay, and ATM.

INTEGRATED VOICE AND DATA. We are increasing functionality and tailoring our products for some of the most popular needs. Polycom's IAD's perform multiple functions: they act as CPE voice gateways, working with the major voice gateway manufacturers to provide low-cost access for multiple independent telephones in a small or medium-sized business, as bridges, and as data routers. These multiple data streams are then combined by the IAD into a single DSL line, providing a very efficient means of connecting both voice and data to the commercial network.

ACOUSTICS TECHNOLOGY. The design and interaction of transducers within a full-duplex audio device significantly impacts the effectiveness of the digital echo canceling systems and the resulting sound quality. Working with carefully designed algorithms and electronics, we develop and design proprietary speaker and microphone enclosure systems that are a critical part of high-clarity audio communication systems.

CONFERENCING INTEGRATION AND MANAGEMENT. Our GMS (Global Management System) is a versatile client/server system for meeting and device coordination and management via integrated network control. This can improve the reliability and accessibility of the systems, can help assure completeness and uniformity among users, and is especially useful to corporate users and IT organizations.

VIDEO SYSTEM ARCHITECTURE. We continue to exploit the advantages of our proprietary flexible ViewStation system architecture, which allows for a wide range of very high performance but low cost video communication products. The proprietary application-specific software developed for our systems addresses the unique requirements of the various end-user conferencing markets as well as international video telephony standards.

MULTIMEDIA TELECONFERENCING. We have developed a series of algorithms and techniques to integrate video from multiple sources with electronic and physical documents and wideband and narrowband audio to efficiently support conferences from multiple sites. These methods include coordinated activities between the ViewStation and WebStation products, allowing a conference to draw on the best of both products in a single meeting setup.

DIGITAL ACOUSTIC PROCESSING. Traditional speakerphone architectures employ simple back-and-forth switching to compensate for the feedback that often occurs when microphones and speakers are located in close proximity. This can cause numerous problems during the course of a natural conversation, such as words or phrases being clipped off because both ends of the call were speaking simultaneously. We have developed patented and proprietary techniques and algorithms in our DSP software which solve these problems by creating accurate simulations of how the sound waves reflect off the walls and obstructions in a room and using these simulations to digitally extract the feedback before it becomes a problem. By doing this, the instrument can allow both sides to talk at the same time, restoring much of the "natural" feel to group telephone conferences.

SALES AND DISTRIBUTION

         We market our products primarily to businesses and organizations of all sizes through a wide network of value-added resellers ("VARS"), telecommunication equipment distributors, wireline equipment manufacturers, telecommunication service providers, and retailers. We sell our products through a group of approximately 242 resellers and partnering relationships, which include Lucent Technologies, Cisco Systems, Nortel, MCI Worldcom, Inc., Southwestern Bell, Ameritech, Ingram Micro, British Telecom, Audeo Systems LTD, Siemens, Sprint, SKC Communications, Jetstream Communications, GBH Distributing, All Communications, Target Distributing, Adcom, Inc., France Telecom, Office Depot, Unitel and Hello Direct. Many of these resellers sell a variety of communication products and/or services and, with Polycom's products, offer a complete product portfolio. To complement our sales efforts, we advertise in trade and general business print media as well as participating in a wide array of trade shows and public relations activities. We currently maintain North American sales offices in the metropolitan areas of Boston, Austin, Chicago, San Jose and Santa Barbara.

         We have historically focused our international sales efforts in regions of the world where we believe customers have begun to invest significantly in conferencing equipment and services. These regions currently include Europe, Japan, Australia, Singapore, China and parts of Southeast Asia. We intend to significantly expand our international distribution network. The principal international resellers of Polycom's products currently include British Telecom, France Telecom, Unitel, Genedis, Eurodis Onboard, Computer 2000, Hibino Corporation, PTT Telecom, Siemens, CHS Latin America, Adcom and Telenor. Additionally, in 1999, we made additional investments in Europe and further investment will be made in Europe in the year 2000. In addition, similar investments will be made in Asia in the year 2000. We currently have sales offices in the U. K., France, Germany, Norway, Hong Kong, Japan, China, Australia and Singapore. If we are not successful in expanding internationally or if the anticipated growth in Europe or Asia does not materialize, it could harm our business.

         We have established product distribution centers in the European and Asian markets in order to better serve our international customers, which will increase the costs associated with such international operations. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations and political and economic instability. Sales to international resellers are usually made in U.S. dollars in order to minimize the risks associated with fluctuating foreign currency exchange rates. To date, a substantial majority of our international sales have been denominated in U.S. currency; however, we expect that in the future more international sales may be denominated in local currencies. Declines in currency exchange rates, as happened in the Asian market in late 1997, could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. In addition, the costs associated with developing international sales may not be offset by increased sales in the short term, or at all.

         A majority of our revenues are from value-added resellers, telecommunication equipment distributors, telecommunication service providers and wireline equipment manufacturers. One customer, Lucent Technologies, accounted for 11%, 11% and 10% of net revenues in 1999, 1998 and 1997, respectively. On March 1, 2000, Lucent Technologies announced their intention to spin off their PBX and LAN-based equipment business which will include Lucent's conferencing and collaboration systems business. The effect of this spin-off on Polycom is not known at this time, but if it significantly reduces the purchases of equipment from us, it could harm our business. No other customer or reseller accounted for more than 10% of our net revenues during these periods.

         Value added resellers generally offer products of several different companies, including products that compete with Polycom's products. Accordingly, these resellers may give higher priority to products of other suppliers, thus reducing their efforts to sell Polycom's products. Agreements with resellers may be terminated at any time. A reduction in sales effort or termination of a distribution relationship by one or more of our resellers could harm future operating results. Use of resellers also entails the risk that resellers will build up inventories in anticipation of a growth in sales. If such sales growth does not occur as anticipated by these resellers, these resellers may substantially decrease the amount of product ordered in subsequent quarters, causing or contributing to fluctuations in our future operating results.

         The conferencing and network access distribution industries have historically been characterized by rapid change, including consolidations and the emergence of alternative distribution channels. In addition, there is an increasing number of companies competing for access to these channels. The loss or ineffectiveness of any of our major resellers could have a material adverse effect on our operating results. For example, 3M Company was a distributor of our video and data conferencing products until the second quarter of 1999. In April 1999, 3M announced that they were exiting the businesses associated with prior development and distribution agreements they had with Polycom. The loss of this distribution resulted in a reduction in royalty revenue in 1999 when compared to 1998. We cannot assure you that we will be able to successfully sell our products through any new channels that we may be required to develop as a result of changes in our reseller channels.

CUSTOMER SERVICE AND SUPPORT

         We believe that service and support are critical components of customer satisfaction. We maintain and support products sold directly by us to our North American customers, while resellers maintain and provide technical support to their end-user customers. Polycom operates a toll-free Technical Service Center "hotline" to provide a full range of telephone support to its North American resellers and to Polycom's end-user customers. If an issue cannot be resolved remotely or through product repair and return, Polycom or its reseller may dispatch a service engineer to the customer site. Internationally, customer service is provided to the end-user by either Polycom or local resellers. In 1999, we contracted with Imation Corp. a worldwide provider of a variety of products and services for the information and image management industry, to provide on-site technical support and installation services for our conferencing product lines.

         We generally warrant our voice and video products for 12 months and our network access products for 36 months. In 1999, our warranty expense increased over 1998 and, due to uncertainties concerning the service and support requirements of the NetEngine, ShowStation IP, StreamStation, ViewStation and MCU products, we may experience higher warranty claims in the future. We offer a variety of installation, maintenance and extended warranty services that are fulfilled either directly by Polycom or by an authorized reseller.

RESEARCH AND DEVELOPMENT

         We believe that our future success depends in part on our ability to continue to enhance existing products and to develop new products that maintain technological competitiveness. Our current development efforts focus principally on the video communications, network access, voice communications and data communications businesses. In the video communication market, our ViewStation product line is being enhanced to provide an even broader array of product offerings, and extended to address related markets. Also, we are investing in desktop video and video gateway and directory software, as well as enhancing our web-based products. In the voice communication market, we are developing products for related areas of the market, including proprietary interface and IP-based systems, high-performance systems, and lower-end systems. In the network access market, we are extending our product line and developing critical new functions and capabilities in our products that can best exploit the shift in the communication infrastructure to the IP network. We intend to expand upon these new product platforms through the development of options, upgrades and future product generations. However, we cannot assure you that these products will be made commercially available as expected or otherwise on a timely and cost-effective basis or that, if introduced, these products will achieve market acceptance. Furthermore, we cannot assure you that these products will not be rendered obsolete by changing technology or new product announcements by other companies.

         We believe that the structure of our development group, which combines independent development teams with coordinated application of common technologies and resources, represents a significant competitive advantage for Polycom. Our product development staff includes product marketing personnel, in order to maintain channel and customer input throughout the development process. This team structure is the basis for an integrated process designed to enable us to develop superior products with minimum time-to-market. Additionally, the development staff focuses on our core technologies and outsources other development tasks such as industrial design. This structure is designed to enable us to devote our key resources to technological advancement in its primary areas of business.

         Research and development expenses were approximately $21.6 million, $14.7 million and $17.0 million for the years ended 1999, 1998 and 1997, respectively. We believe that significant investments in research and development are required to remain competitive since technological competitiveness is key to our future success. We intend to continue to make substantial investments in product and technology development. Polycom also intends to continue to participate in the development of various teleconferencing industry standards, which are or may be incorporated into its products.

         The video communication, voice communication and network access markets are subject to rapid technological change, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to remain competitive in this market will depend in significant part upon our ability to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis. Our success in developing new and enhanced products depends upon a variety of factors including new product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing, assembly and test processes, product performance at customer locations and development of competitive products and enhancements by competitors. We are currently engaged in the development of a number of new products and extensions of our network access products such as IADs and routers, ViewStation, SoundStation, SoundStation Premier, SoundPoint Pro and web-based product families, and we expect to continue to invest significant resources in new product development and enhancements to current and future products. In addition, our introduction of new products could result in higher warranty claims, product returns and manufacturing, sales and marketing and other expenses that could harm our business. Our business may be harmed if we are unable to introduce new products or enhancements on a timely and cost-effective basis that maintain or enhance our competitive position and contribute significantly to net revenues. In the past, we have experienced delays from time to time in the introduction and in the continued production of certain of our products. For example, the introduction of ShowStation was delayed by approximately eighteen months from the originally anticipated date of introduction because of unforeseen technical challenges and difficulties in building core technologies, and for approximately six weeks in the first quarter of 1996 shipments were interrupted in order to correct software and other technical problems identified by initial customers. In addition, new product or technology introductions by our competitors could cause a decline in sales or loss of market acceptance of our existing products or new products. Further, from time to time, we may announce new products, capabilities or technologies that have the potential to replace our existing products or future products. Announcements of product enhancements or new product offerings by us or our competitors could cause customers to defer or stop purchasing our products.

COMPETITION

         In the video communication market, our major competitors include PictureTel, Tandberg, Sony, VCON and VTEL. Many of these companies have substantially greater financial resources and production, marketing, engineering and other capabilities than Polycom with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity, and video processing technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video communication products. In addition, our video streaming products employ technology from Microsoft and Real Networks who both have solutions competitive with our products.

         The market for voice communication, particularly voiceconferencing, is highly competitive and subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future. At the current time, we are the market leader in voiceconferencing based principally on product quality, breadth of product line, and ease of use. In the voice communication market segment, our major competitors include ClearOne, SoundGear, NEC, Gentner and other companies that offer lower cost full duplex speakerphones such as Lucent Technologies (one of our resellers) and Hello Direct (one of our resellers). Hello Direct offers a competitive product under the Hello Direct name through an OEM relationship with Gentner. Most of these companies have substantially greater financial resources and production, marketing, engineering and other capabilities than Polycom with which to develop, manufacture, market and sell their products. In addition, all major telephony manufacturers produce hands-free speakerphone units that are a lower cost, lower quality alternative to our voice communication products.

         Our network access products have significant competition from Efficient Networks, Netopia, 3Com (a customer of Polycom) and Cisco Systems (a strategic partner of Polycom).

         We believe our ability to compete depends on such factors as reputation, quality, customer support and service, price, features and functions of products, ease of use, reliability, and marketing and distribution channels. We believe we compete favorably with respect to each of these factors. However, we cannot assure you that we will be able to compete successfully in the future with respect to any of the above factors.

         We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our competitors could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be the reduction in the prices of our products and our competitors' products or the introduction of additional lower priced competitive products. We expect this increased competitive pressure may lead to intensified price-based competition, resulting in lower prices and gross margins which would materially adversely affect our business. We cannot assure you that we will be able to compete successfully.

MANUFACTURING

         Our manufacturing operations consist primarily of materials planning and procurement, test development and manufacturing engineering. We subcontract the manufacture of most of our products to Celestica, Inc., a global third-party contract manufacturer. In addition, Polycom and Celestica are working to transition the manufacture our network access product to Celestica. We use Celestica's Thailand facilities and should there be any disruption in supply due to economic or political difficulties in Thailand and Asia, such disruption would harm our business. Celestica is ISO 9002 approved and has British Approvals Board for Telecommunications ("BABT") registration. Our products are quality tested by automated test equipment with final functional tests performed on equipment and with processes developed or approved by us. We manufacture our SoundPoint product through the Shenzen facility of Jabil Circuits and purchase our web-based products from Gateway. Our MCU product line is an OEM version of the Lucent Technologies multipoint conferencing product, which is manufactured by Lucent Technologies in Denver, Colorado. However, as Lucent Technologies is spinning off components of its equipment business including the conferencing and collaboration systems business, and the effect of this spin-off on us is not known yet.

         Polycom is located in the San Francisco Bay Area, which has in the past and may in the future experience significant, destructive seismic activity that could damage, destroy or disrupt our facilities or operations. We maintain no earthquake insurance for damages or business interruptions. In the event that Polycom or its contract manufacturers were to experience financial or operational difficulties that are not covered by insurance, it would adversely affect our results of operations until we could establish sufficient manufacturing supply through an alternative source, and the effect of such reduction or interruption in supply on results of operations would be material. We believe that there are a number of alternative contract manufacturers that could produce our products, but in the event of a reduction or interruption of supply, for any reason, it would take a significant period of time to qualify an alternative subcontractor and commence manufacturing, which would harm our business.

         Certain key components used in our products are currently available from only one source and others are available from only a limited number of sources, including certain key integrated circuits and optical elements. We also obtain certain plastic housings, metal castings and other components from suppliers located in Singapore and China, and any political or economic instability in that region in the future, or future import restrictions, may cause delays or an inability to obtain such supplies. We have no supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through its contract manufacturers. Polycom and Polycom's contract manufacturers have had limited experience purchasing volume supplies of various components for our product lines and some of the components included in these products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In the event that we or our contract manufacturers were unable to obtain sufficient supplies of components or develop alternative sources as needed, our operating results could be materially adversely affected. Moreover, operating results could be materially adversely affected by receipt of a significant number of defective components, an increase in component prices or our inability to obtain lower component prices in response to competitive price reductions. Additionally, our video communication products are designed based on certain integrated circuits produced by Philips and certain video equipment produced by Sony. If we could no longer obtain such integrated circuits or video equipment, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers which would harm our business. Additionally, both Sony and Philips are competitors of Polycom in the video communication market, which may adversely affect our ability to obtain necessary components. The failure to obtain adequate supplies could prevent or delay product shipments, which could harm our business.

          We are also reliant on the introduction schedules of certain key components in the development or launch of new products. Any delays in the availability of these new, key components could harm our business.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         While we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights, we believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. We currently has sixteen United States patents issued covering the SoundStation, ShowStation and ViewStation designs, some aspects of the ViewStation and ShowStation; and certain acoustic technology that expire in 2007, 2010, 2011, 2012, 2013, 2014, 2015, 2016, and 2017. In addition, we currently have thirteen United States patents pending, thirty-one foreign patents issued, which expire in 2001, 2002, 2003, 2007, 2008, 2009, 2010, 2012, 2013, 2014, 2015, 2016, 2017, 2018, 2021 and
2022, and eleven foreign patent applications pending. Polycom, Polyspan, SoundStation Premier, ShowStation, SoundPoint, SoundStation and Polycom logos are registered trademarks of Polycom, and ViewStation, StreamStation, WebStation, NetEngine, MeetingSite, ViaVideo Communications, SoundStation Premier Satellite, IPrioirty and Clarity by Polycom are trademarks of Polycom, in the U.S. and various countries. According to federal and state law, Polycom's trademark protection will continue for as long as we continue to use our trademarks in connection with the products and services of Polycom. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which only afford limited protection. Others may independently develop similar proprietary information and techniques or gain access to Polycom's intellectual property rights or disclose such technology. In addition, we cannot assure you that any patent or registered trademark owned by Polycom will not be invalidated, circumvented or challenged in the U.S. or foreign countries, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by Polycom, if at all. Furthermore, others may develop similar products, duplicate our products or design around the patents owned by Polycom. In addition, foreign intellectual property laws may not protect our intellectual property rights.

         Litigation may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business. We cannot assure you that infringement or invalidity claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not harm our business.

         In March 2000, Polycom and VTEL Corporation ("VTEL") entered into a cross license agreement pursuant to which we obtained non-exclusive license rights under three VTEL patents, and VTEL obtained non-exclusive license rights to a patent for our videoconferencing technology.


DEPENDENCE ON THIRD-PARTY LICENSES

         We have licensing agreements with various suppliers for software incorporated into our products. For example, we license certain video communication source code from RADVision, Telesoft, Omnitel, Adtran and EBSNet, Inc., certain video algorithm protocols from REAL Networks and VideoServer, development source code from Digital Equipment Corporation and Philips Semiconductor, camera tracking technology from Brown University, audio algorithms from Lucent Technologies, communication software from DataBeam Corporation ("DataBeam"), digitizer and pen software from Scriptel Corporation ("Scriptel") and Windows software from Microsoft Corporation ("Microsoft"). In addition, for our new network access products, we have interoperability agreements with Jetstream Communications and Tollbridge, and we are highly dependent on these agreements and our ability to secure similar licenses for companies competitive to these gateway providers. These third-party software licenses may not continue to be available to us on commercially reasonable terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business.

EMPLOYEES

         As of December 31, 1999, Polycom employed a total of 362 persons, including 147 in sales, marketing and customer support,112 in product development, 44 in manufacturing and 59 in finance and administration. Of these, fifteen employees were located in the U.K., five were located in Singapore, four were located in China, four in France, one in Germany, four in Hong Kong, two in the Netherlands, one in Norway, one in Japan, one in Australia and the remainder were located in the United States. None of our employees is represented by a labor union. We have experienced no work stoppages and believes its relationship with its employees is good.

         We believe that our future success will depend in part on our continued ability to hire, assimilate and retain qualified personnel. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, particularly technical and management, as needed, could harm our business. The loss of the services of any executive officer or other key technical or management personnel could harm our business.


ITEM 2. PROPERTIES

         Through February 2000, Polycom's headquarters were located in a leased 52,000 square foot facility in San Jose, California. In February 2000, Polycom moved its headquarters to a 102,240 square foot facility in Milpitas, California pursuant to a lease which expires in January 2007. This facility accommodates corporate administration, research and development, manufacturing, marketing, sales and customer support. The majority of our video communication engineering and marketing operations are located in a 23,000 square foot facility in Austin, Texas pursuant to a sublease which expires in February 2004. We also lease approximately 20,000 square feet of a building in Livermore, California which is used as our North American and Latin American distribution center. This lease expires on May 31, 2000 after which we plan to move this distribution center to an approximately 44,000 square foot facility in Tracy, California. In addition, we lease space in Santa Barbara, California for our network access products' engineering, manufacturing and marketing organizations pursuant to a lease due to expire in January 2002. Further, we utilize space at our manufacturing contractor in Thailand and its European distribution contractor in the United Kingdom and Netherlands to provide Asian and European distribution and repair centers, respectively. We lease sales office space in the metropolitan areas of Rosemont (Illinois ), Chicago (Illinois), Boston, Oxnard (California), the U.K., Netherlands, France, Germany, Hong Kong, Japan, China, Australia and Singapore. We believe that our current facilities are adequate to meet our needs for the foreseeable future, and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

         On September 3, 1997, VTEL Corporation ("VTEL") filed a lawsuit in the State District Court in Travis County, Texas against ViaVideo Communications, Inc., a subsidiary of Polycom, and its founders (who were formerly employed by VTEL). On May 27, 1998, VTEL amended its suit to add Polycom as a defendant. In the lawsuit, VTEL alleged breach of contract, breach of confidential relationship, disclosure of proprietary information and related allegations. ViaVideo, its founders and Polycom answered the suit, denying in their entirety VTEL's allegations. On March 3, 2000, VTEL dismissed the lawsuit against Polycom and ViaVideo with prejudice for no consideration.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK

PRICE RANGE OF COMMON STOCK

         Polycom's Common Stock is quoted on the Nasdaq National Market
(Nasdaq) under the symbol "PLCM". Prior to its initial public offering on April 29, 1996, there was no public market for Polycom's Common Stock. The following table sets forth the high and low sales prices for the Common Stock as reported by Nasdaq for the periods indicated. These prices do not include retail mark-ups, markdowns or commissions.


                                                                            HIGH          LOW
                                                                            ----          ---
      FISCAL YEAR 1998
      First Quarter                                                        12.25         4.75
      Second Quarter                                                       17.63        10.38
      Third Quarter                                                        18.00         7.06
      Fourth Quarter                                                       23.13         8.63

      FISCAL YEAR 1999
      First Quarter                                                        27.13        11.94
      Second Quarter                                                       60.13        17.63
      Third Quarter                                                        50.00        26.94
      Fourth Quarter                                                       67.69        42.63

      FISCAL YEAR 2000
      First Quarter (through February 29, 2000)                           121.00        53.50

         On February 29, 2000, the last sale price reported on the Nasdaq National Market for Polycom's Common Stock was $116.31 per share. As of such date, there were approximately 289 registered shareholders of record who held shares of Polycom's Common Stock and approximately 12,500 beneficial owners, as shown on the records of Polycom's transfer agent for such shares.

DIVIDEND POLICY

         Polycom has never declared or paid any dividends on its capital stock and does not intend to pay any dividends in the foreseeable future. Polycom currently intends to retain its earnings, if any, for the growth and development of its business. Any future determination to pay cash dividends will be at the discretion of Polycom's Board of Directors and will depend upon the earnings of Polycom, its financial condition, capital requirements and such other factors as Polycom's Board of Directors may deem relevant.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with Polycom's audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form10-K. The consolidated statement operations data for the years ended December 31, 1999, 1998 and 1997 and the consolidated balance sheet data at December 31, 1999 and 1998, are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for the year ended December 31, 1996 and 1995 and the consolidated balance sheet data at December 31, 1997, 1996 and 1995 are derived from audited consolidated financial statements.

SELECTED CONSOLIDATED FINANCIAL DATA


                                                                                December 31,
                                                       -----------------------------------------------------------------
(in thousands, except per share data)                         1999         1998         1997         1996        1995
------------------------------------------------------------------------------------------------------------------------
Operating Data:
Net revenues                                                  $200,067     $116,886      $50,394     $39,006     $25,073
Costs and expenses:
   Cost of net revenues                                         91,257       57,906       27,583      18,987      10,944
   Sales and marketing                                          36,047       22,156       13,247       9,170       7,073
   Research and development                                     21,615       14,719       17,038       8,088       6,928
   General and administrative                                    8,269        5,518        7,019       2,310       1,820
   Acquisition costs                                             1,650          185          597          --          --
                                                              --------     --------     --------     -------     -------
Operating income (loss)                                         41,229       16,402      (15,090)        451      (1,692)
   Interest, net and other income (expense)                      1,740          948        1,166       1,087          69
                                                              --------     --------     --------     -------     -------
Income (loss) before taxes                                      42,969       17,350      (13,924)      1,538      (1,623)
Taxes                                                           13,616        1,749          171         108          12
                                                              --------     --------     --------     -------     -------
Net income (loss)                                             $ 29,353     $ 15,601     $(14,095)    $ 1,430     $(1,635)
                                                              ========     ========     ========     =======     =======
Basic net income (loss) per share                               $ 0.90       $ 0.54       $(0.66)      $0.10      $(0.35)
Diluted net income (loss) per share                             $ 0.81       $ 0.46       $(0.66)      $0.07      $(0.35)
Weighted average shares outstanding for basic EPS               32,536       28,810       21,489      14,798       4,712
Weighted average shares outstanding for diluted EPS             36,458       33,847       21,489      21,183       4,712


                                                                                 December 31,
                                                       ---------------------------------------------------------------
(in thousands)                                               1999        1998         1997         1996        1995
----------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments                   $ 75,817    $ 23,489     $ 17,747      $21,507     $6,269
Working capital                                            86,324      46,417       22,023       29,676       7,797
Total assets                                              164,721      78,305       44,469       39,806      18,050
Notes payable, less current portion                           ---         ---          ---          ---       1,178
Convertible redeemable preferred stock                        ---         ---          ---          ---      22,360
Convertible preferred stock                                   ---         ---        9,496        1,975         ---
Total stockholders' equity (deficit)                      113,270      53,928       26,927       33,033     (12,672)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER SECTIONS OF THIS FORM 10-K CONTAIN FORWARD LOOKING STATEMENTS, INCLUDING STATEMENTS CONCERNING FUTURE REVENUES OF THE VIEWSTATION, SOUNDSTATION, NETENGINE AND STREAMSTATION PRODUCT FAMILIES, FUTURE INTERNATIONAL SALES, EXPECTATIONS FOR THE COST OF NET REVENUES PERCENTAGE, EXPECTED EXPENSES IN ABSOLUTE DOLLARS AND AS A PERCENTAGE OF NET REVENUES, AND THE IMPACT OF THE YEAR 2000 ISSUE ON POLYCOM. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT, IF NOT IMPOSSIBLE, TO PREDICT. THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THE SUCCESSFUL LAUNCH OF NEW PRODUCTS AND MANUFACTURING RAMP OF THE VIEWSTATION, NETENGINE, STREAMSTATION, MEETINGSITE AND OTHER NEW PRODUCTS; LEVEL OF SALES TO KEY

CUSTOMERS, INCLUDING LUCENT AND ITS NEW SPIN-OFF COMPANY; POSSIBLE PRICE COMPETITION; DEMAND FOR VIEWSTATION, NETENGINE, STREAMSTATION, SHOWSTATION IP, WEBSTATION, SOUNDPOINT PRO, MEETINGSITE, NETENGINE AND OTHER NEW PRODUCTS; POTENTIAL DIFFICULTIES ASSOCIATED WITH TRANSITIONING TO THE NEW MANAGEMENT INFORMATION SYSTEM; UNCERTAINTIES RELATING TO THE INTEGRATION OF OPERATIONS OF ATLAS COMMUNICATION ENGINES, INC. AND RETENTION OF KEY STAFF; EFFECTS OF THE ACQUISITION ON EXISTING BUSINESS PARTNERSHIPS; DEPENDENCE ON THIRD PARTY DISTRIBUTORS; THE PROFITABILITY OF THE MEDIA SERVER PRODUCT LINE; THE SUCCESS OF THE RECENTLY ANNOUNCED BUSINESS RELATIONSHIPS SUCH AS JETSTREAM COMMUNICATION INC., LUCENT TECHNOLOGIES, CISCO SYSTEMS AND NORTEL NETWORKS; RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS; DEPENDENCE ON THIRD PARTY MANUFACTURERS AND SOLE-SOURCE SUPPLIERS; RECRUITING AND RETENTION OF KEY TECHNICAL AND MANAGEMENT PERSONNEL; AND OTHER RISKS DETAILED IN THIS REPORT AND POLYCOM'S OTHER SEC REPORTS. POLYCOM UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. FURTHERMORE, INVESTORS SHOULD CAREFULLY REVIEW THE RISK FACTORS AND OTHER INFORMATION SET FORTH IN THE REPORTS AND OTHER DOCUMENTS POLYCOM FILES FROM TIME TO TIME WITH THE COMMISSION.

OVERVIEW

         We were engaged principally in research and development from inception through September 1992, when we began volume shipments of our first voice communication product, SoundStation. As of December 31, 1999, our voice communication product line consisted principally of the SoundStation, SoundStation EX, SoundStation Premier, SoundStation Premier EX, SoundPoint and SoundPoint Pro. In January 1998, we completed the acquisition of ViaVideo Communications, Inc., (ViaVideo), a development stage company that designed and developed high quality, low cost, easy-to-use, group video communication systems. In February 1998, we began customer shipments of the ViewStation product family, our video communication equipment product line. As of December 31, 1999, our video communication product line consisted principally of the ViewStation 128, ViewStation 512, ViewStation V.35, ViewStation MP ViewStation SP, StreamStation, WebStation, ShowStation IP and the MeetingSite 5000. In December 1999, we acquired Atlas Communication Engines, Inc. (Atlas), a privately-held, OEM supplier of Integrated Access Devices (IADs) and emerging supplier of Digital Subscriber Line (DSL) routers. Atlas's line of IADs and DSL routers, which will become our network access product line, provides voice and data over the rapidly-growing DSL network.

         Through December 31, 1999, we derived a majority of our net revenues from sales of our ViewStation and SoundStation products. Although the IAD and DSL routers are expected to become an increasingly important revenue contributor, we anticipate that the ViewStation and SoundStation product lines will continue to account for a significant portion of our net revenues at least through the year ending December 31, 2000. Any factor adversely affecting the demand or supply for these products would harm our business, financial condition, cash flows and results of operations.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1999

         The following table sets forth, as a percentage of net revenues, consolidated statement of operations data for the periods indicated.


                                                                               Year Ended December 31,
                                                                         ------------------------------------
                                                                              1999        1998        1997
                                                                              ----        ----        ----
         Net revenues                                                         100%        100%        100%
         Cost of net revenues                                                  46%         50%         55%
                                                                         ------------------------------------
               Gross profit                                                    54%         50%         45%
         Operating expenses:
            Sales and marketing                                                18%         19%         26%
            Research and development                                           11%         12%         34%
            General and administrative                                          4%          5%         14%
            Acquisition costs                                                   1%          0%          1%
                                                                         ------------------------------------
               Total operating expenses                                        34%         36%         75%
                                                                         ------------------------------------
         Operating income (loss)                                               20%         14%       (30%)
         Interest income, net                                                   1%          1%          2%
         Other expense, net                                                     0%          0%          0%
                                                                         ------------------------------------
         Income (loss) before provision for income taxes                       21%         15%       (28%)
         Provision for income taxes                                             6%          2%          0%
                                                                         ------------------------------------
         Net income (loss)                                                     15%         13%       (28%)
                                                                         ====================================


NET REVENUES

         Total net revenues for 1999 were $200.1 million, an increase of $83.2 million, or 71%, compared to 1998. This increase was due in large part to revenues from the video communication products. This product line began shipping in February of 1998 and Polycom has added various models since that time. Additionally, voice communication product line sales volume increases also contributed to the revenue growth. Further, while a majority of the growth was in North America, we also saw growth in Europe due to our increase in investment in this region in 1999.

         Total net revenues for 1998 were $116.9 million, an increase of $66.5 million, or 132%, compared to 1997. This increase was due in large part to revenues from the video communication products which were not part of the prior year revenue stream. Additionally, voice communication product line sales volume increases, primarily in North America, also contributed to the revenue growth. Further, in 1998 we recorded $2.5 million in revenue relating to a joint development and marketing agreement with 3M concerning the ViewStation product line. This 1998 3M revenue compares with the $3.0 million in 1997 revenue associated with a joint development and marketing agreement with 3M concerning the ShowStation IP.

         In 1999, 1998 and 1997, we derived a substantial majority of our net revenues from sales of our video communication and voice communication products. Lucent Technologies accounted for 11%, 11% and 10% of net revenues in 1999, 1998 and 1997, respectively. No other customer or reseller accounted for more than 10% of our net revenues during these periods. See Note 13 of Notes to Consolidated Financial Statements for business segment information.

         International net revenues (revenues outside of North America) accounted for 31%, 23% and 21% of total net revenues for 1999, 1998, and 1997, respectively (see Note 13 of Notes to Consolidated Financial Statements). In 1999, we invested greater resources in Europe over 1998 which helped drive volumes and revenues up as a percentage of our revenue. Within Europe, video revenues were the main driver of the increase. In addition, Asia also increased as a percentage of our net revenue. In 1998, volume increases in all international regions, primarily Europe, contributed to the increase in the percentage of international revenue over 1997. We anticipate that international sales will continue to account for a significant portion of total net revenues for the foreseeable future, and we plan to continue our expansion in

Europe and Asia in 2000. International sales, however, are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Additionally, international net revenues may fluctuate as a percentage of net revenues in the future as we introduce new products, since we expect to initially introduce such products in North America and also because of the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, our business could be harmed. We cannot assure you that we will be able to maintain or increase international market demand for our products. Additionally, to date, a substantial majority of our international sales has been denominated in U.S. currency; however, if international sales were denominated in local currencies in the future, these transactions would be subject to currency fluctuation risks. Further, beginning January 1, 1999, the participating member countries of the European Union agreed to adopt the European Currency Unit (the "Euro") as the common legal currency. On that same date they established fixed conversion rates between their existing sovereign currencies and the Euro. The establishment of the Euro has not had any significant impact on us to date and should not in the future since a substantial majority of our international sales are denominated in U.S. currency.

COST OF NET REVENUES

         Cost of net revenues consists primarily of contract manufacturer costs including material and direct labor, Polycom's manufacturing organization, tooling depreciation, warranty expense and an allocation of overhead expenses. The cost of net revenues as a percentage of net revenues was 46% in 1999 compared to 50% in 1998 and 55% in 1997. The improvement in cost over 1998 is attributable to a more favorable product mix as more shipments of the higher margin video products occurred, and favorable material price improvements. These decreases were offset by a write-down of ShowStation IP inventory and the SoundPoint inventory to net realizable value and reduced revenue received under a joint development and marketing agreement with 3M concerning the ViewStation which had very low associated costs. We received $0.9 million in revenue under this agreement in 1999 compared to $2.5 million in 1998. The margin improvement in 1998 over 1997 is attributable to a more favorable product mix, royalty revenues with no associated costs, favorable material price improvements and favorable manufacturing variances related to increased production levels.

         Forecasting future gross margin percentages is difficult. While we expect that the overall cost of net revenues percentage will be within a few percentage points of the current level, there are a number of risks associated with maintaining our current gross margin levels. For example, uncertainties surrounding competition, changes in technology, changes in product mix, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs, and timing of sales over the next few quarters can cause our cost of net revenues percentage to fluctuate significantly. Additionally, the IAD and DSL equipment products, Voice-over-IP (VoIP) products and other desktop products have a significantly higher cost of net revenue percentage than ViewStation and SoundStation product lines. If the IAD, DSL, VoIP and other desktop products grow to be become a significant revenue stream, this will have a negative effect on the future cost of revenue percentages. Also, we may reduce prices on our products in the future for competitive reasons or to stimulate demand which could increase our cost of net revenues percentage; however, these possible price reductions may not offset competitive pressures or stimulate demand. In addition, costs variances associated with the manufacturing ramp of new products, such as the ViewStation 4000 and ViewStation FX or any other new product, could occur which would increase our cost of net revenues percentage. Further, gross margins associated with the ShowStation IP, ViewStation SP and the SoundPoint Pro are lower than the targeted gross margins of the total product portfolio, yet the gross margins for the WebStation are closer to the targeted gross margins. The contribution of these products can have a significant impact on our overall gross margins.

     In addition to the uncertainties listed above, the cost of net revenues percentage may increase due to a change in the mix of distribution channels and the mix of international versus North American revenues. We had realized lower cost of net revenue percentages on our direct sales than on sales through indirect channels. Now that we no longer sell our products through a direct sales force, profit margins will be negatively impacted.

SALES AND MARKETING EXPENSES


                                                                                 Increase (Decrease)
                                        Year End December 31,                      From Prior Year
                                 ------------------------------------         --------------------------
         Dollars In Thousands       1999         1998        1997                 1999         1998
         --------------------    -------------------------------------        ---------------------------
         Expenses                 $ 36,047     $ 22,156    $ 13,247               63%           67%

         % of Net Revenues           18%          19%         26%                 (1%)         (7%)

         Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses, product marketing, an allocation of overhead expenses and customer service and support costs. The increase in sales and marketing expenses in absolute dollars in 1999 over 1998 was primarily related to increased advertising and promotional expenditures for the video and voice products. Additionally, an increase in the investment in the worldwide sales effort and the resulting staff increases also contributed to the increase over 1998. The increase in sales and marketing expenses in absolute dollars in 1998 over 1997 was primarily related to increased investment in the video communication sales effort. As mentioned previously, we only began selling the ViewStation products in 1998 and, consequently, had little sales and marketing expense in 1997 associated with these products. Additionally, increases in the voice communication sales efforts in 1998 have also contributed to the overall increase over 1997.

       We expect to continue to increase our sales and marketing expenses in absolute dollar amounts in an effort to expand North American and international markets, market new products and establish and expand distribution channels. In particular, our acquisition of Atlas Communication Engines, Inc. expands our product portfolio into the DSL access market which will require significant additional marketing expenditures to communicate the value of our new product offerings as well as significant additional sales expenditures to develop a new sales organization for this market. In addition, due to the innovative nature of the ViewStation, StreamStation, WebStation and ShowStation IP products, we believe we will incur additional expenses for sales and marketing, especially advertising, to educate potential customers as to the desirability of these products over competing products. In addition, we will further invest in the European and Asian markets, thereby, increasing the absolute dollars spent in this area. Also, the launch of the StreamStation product, a product that streams point-to-point or multipoint video communications using the ViewStation to the Web, as well as VoIP and other potential desktop products, will cause an increase in our sales and marketing expenses. Additionally, this video streaming market is new for us and significant investments may need to be made to become successful. Further, we are currently expanding the service organization to provide expanded and improved support for its products which will increase our sales and marketing expenses.

RESEARCH AND DEVELOPMENT EXPENSES


                                                                                  Increase (Decrease)
                                         Year End December 31,                      From Prior Year
                                -------------------------------------        --------------------------
         Dollars In Thousands       1999         1998        1997                 1999         1998
         --------------------   -------------------------------------        --------------------------
         Expenses                 $ 21,615     $ 14,719    $ 17,038               47%          (14%)

         % of Net Revenues           11%         12%          34%                 (1%)         (22%)

         Research and development expenses consist primarily of compensation costs, consulting fees, depreciation and an allocation of overhead expense. The research and development expense increased in 1999 over 1998 due to increases in the network access, video and voice product lines. The expense decrease in 1998 when compared to 1997 was primarily attributable to higher development expenses for the ShowStation IP and ViewStation products in 1997 which resulted in the initial launch of these products in early 1998. For the remainder of 1998, the development charges for these products normalized. These decreases were offset somewhat by increases related to the voice communication product line. In all years presented, all research and development costs have been expensed as incurred.

       We believe that technological leadership is critical to our success and we are committed to continuing a high level of research and development. Also, continued investment in new product initiatives such as VoIP and desktop products will require significant research and development spending. Consequently, we intend to increase research and development expenses in absolute dollars and as a percentage of net revenues in the future. However, due to the extremely competitive hiring market in the high-technology industries, we may not be able to find or hire qualified personnel in a timely manner or at all. In fact, we established a development office in Boston, Ma. in 1999 in an attempt to broaden our recruiting of top technical talent.

GENERAL AND ADMINISTRATIVE EXPENSES


                                                                                  Increase (Decrease)
                                         Year End December 31,                      From Prior Year
                                 -------------------------------------        ---------------------------
         Dollars in Thousands       1999         1998        1997                 1999         1998
         --------------------    -------------------------------------        ---------------------------
         Expenses                  $ 8,269     $ 5,518      $ 7,019               50%          (21%)

         % of Net Revenues           4%           5%          14%                 (1%)         (9%)

       General and administrative expenses consist primarily of compensation costs, an allocation of overhead expense, bad debt write-offs, legal expenses and accounting expenses. The increase in general and administrative expenses in 1999 over 1998 is due to increased staffing and infrastructure costs to support Polycom's growth including the conversion of the management information system. The decrease in general and administrative expenses in 1998 when compared to 1997 is due to lower legal expenses associated with the VTEL and Datapoint lawsuits. This decrease was offset by increases related to increased staffing and infrastructure to support our growth. Additionally, during the third quarter of 1998, we reversed a contingency reserve associated with the Datapoint litigation which was resolved favorably during that quarter.

       We believe that our general and administrative expenses will increase in absolute dollar amounts in the future primarily as a result of expansion of our administrative staff and costs related to supporting a larger company. These additional charges include expenses related to a new information system, a new tax deferral strategy and infrastructure charges related to the significant investments being made in Europe and Asia. Additionally, write-offs associated with bad debt are difficult to predict and material write-offs could negatively affect the profitability in the quarter they are realized.

ACQUISITION COSTS

       We incurred expenses totaling $1.7 million, $0.2 million and $0.6 million in 1999, 1998 and 1997, respectively. In 1999, these costs were related to the acquisition of Atlas in December 1999. In 1998 and 1997, the cost incurred were related to the acquisition of ViaVideo. A significant portion of these charges for both acquisitions were for outside legal, accounting and financial advisory services. We do not anticipate any further material acquisition related expenses associated with either of these acquisitions; however, there can be no assurances that other expenses related to these or other acquisitions will not be incurred or, if incurred, will not be material.

OTHER INCOME AND EXPENSE

         Interest income consists of interest earned on our cash, cash equivalents and investments. Interest expense is from our bank debt facilities. Interest income, net of interest expense was $1.8 million, $1.0 million and $1.2 million for 1999, 1998, and 1997, respectively. The fluctuations in interest income, net are due primarily to changes in average cash and investment balances throughout the year.

PROVISION FOR INCOME TAXES

         In 1999, 1998 and 1997, the provision for income taxes was $13.6 million, $1.7 million and $0.2 million, respectively. The provision for income taxes in 1998 and 1997 were primarily for state, federal alternative minimum and certain foreign taxes. The increase in income taxes for 1999 is due to increased profitability. The valuation allowance established in prior years was reversed in 1999 due to our belief that the deferred tax assets will more likely than not be realized.

         As of December 31, 1999, we had approximately $4.8 million in net operating loss carryforwards and $0.3 million in tax credit carryforwards as well as other deferred tax assets arising from temporary differences. See
Note 12 of Notes to Consolidated Financial Statements.

YEAR 2000

         Prior to the Year 2000, many currently installed computer systems and software products were coded to accept only two digit entries in the date code field. These code fields needed to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". As a result, computer systems and/or software products used by many companies needed to be upgraded to comply with such Year 2000 requirements. In anticipation of this issue, we expended resources to review our internal use software in order to identify and modify those systems that were not Year 2000 compliant. In addition, our products and services were reviewed and certified to be Year 2000 compliant. Further, we also initiated a project to replace our current internal business information system in 1999. While this effort addressed the Year 2000 issues of the legacy system, this internal system implementation effort was principally being conducted to improve operating efficiencies.

         The costs associated with this effort were immaterial yet incremental to our operations and also represented a reallocation of existing resources. These costs were expensed as incurred and were funded through cash generated from operations.

         We have not experienced a material adverse impact on our financial condition or results of operations due to Year 2000 compliance issues. In addition, to date, no significant projects have been delayed due to the Year 2000 project.

LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE YEARS ENDED DECEMBER 31, 1999

         As of December 31, 1999, our principal sources of liquidity included cash and cash equivalents of $36.0 million, short-term investments of $24.8 million and long-term investments of $15.1 million. Additionally, we established a $15.0 million line of credit with a bank. The line of credit facility contains provisions that require the maintenance of certain financial ratios and profitability requirements. As of December 31, 1999, we were in compliance with these covenants. See Note 9 of Notes to Consolidated Financial Statements.

         We generated cash from operating activities totaling $38.6 million and $2.7 million and used cash in operating activities of $8.6 million for the years ended 1999, 1998, and 1997, respectively. The improvement in cash from operating activities in 1999 over 1998 was due primarily to the improvement in net income before non-cash items, an increase in accounts and taxes payable and a smaller increase in inventories, offset somewhat by the growth in receivables and deferred taxes. The improvement in cash from operating activities in 1998 over 1997 was due primarily to the improvement in net income before non-cash items and a reduction in non-trade receivables, offset somewhat by the growth in receivables and inventory and a smaller increase in accounts payable and accrued liabilities.

         The total net change in cash and cash equivalents for 1999 was an increase of $17.9 million. The primary sources of cash were $38.6 million from operating activities, $15.0 million in proceeds from an exercise of warrants by 3M, and $5.6 million from the issuance of stock associated with the exercise of stock options and purchases under the employee stock purchase plan. The primary uses of cash during 1999 were net purchases of investments of $34.5 million and purchases of property, plant and equipment of $7.2 million. The positive cash from operating activities was primarily the result of positive net income before considering non-cash expenses such as depreciation and higher total current liabilities (including accounts payable and taxes payable), offset by an increase in accounts receivable, deferred taxes and inventory.

         Our material commitments consist of obligations under our operating leases. We also maintains, from time to time, commercial letters of credit as payments for the importation of certain products. The amounts do not exceed $300,000 and are outstanding less than 120 days. See Notes 8 and 9 of the Notes to Consolidated Financial Statements.

         We believe that our available cash, cash equivalents, investments and bank line of credit will be sufficient to meet our operating expenses and capital requirements through at least December 31, 2000. However, it cannot be determined with any degree of certainty how successful we will be at growing the market for our products, if at all. If there is substantial growth and, as a result, we go beyond current acceptable liquidity levels, or if the financial results were to violate the financial covenants of the bank line of credit, we may require or desire additional funds to support our working capital requirements or for other purposes, such as acquisitions or competitive reasons, and may seek to raise such additional funds through public or private equity financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to Polycom and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for the fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. We believe that adoption of this pronouncement will not have a material impact on our financial position and results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the second quarter of the fiscal year beginning after December 15, 1999. We believe that adopting SAB 101 will not have a material impact on our financial position and results of operations.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

         INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. IN ASSESSING THESE RISKS, INVESTORS SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS FORM 10-K REPORT, INCLUDING OUR FINANCIAL STATEMENTS AND RELATED NOTES.

CHANNEL SALES AND INVENTORY. We sell a significant amount of our products to distributors and resellers which maintain their own inventory of products for sale to dealers and end-users. A substantial percentage of the total products sold during a particular quarter consist of distributor stocking orders. We typically provide special cost or early payment incentives for distributors to purchase the minimum or more than the minimum quantities required under their agreements with us. If these resellers are unable to sell through an adequate amount of their inventory, as determined by these resellers, of our products in a given quarter to dealers and end-users or if resellers decide to decrease their inventories, it would negatively affect the volume of our sales to these resellers in the current or future quarters and also negatively affect our total revenues. Also, if we choose to eliminate or reduce stocking incentive programs, quarterly revenue may be lower than historical levels or under the capital market expectations.

       Our revenue estimates are based largely on the sell-through reporting that the resellers provide to us on a monthly basis. The accuracy of this data has been good in North America but is questionable outside of this region. To the extent that this data (sell-through and channel inventory) is inaccurate in either North America or outside of North America, we may not be able to make reseller estimates or may find that our previous estimates are entirely inaccurate.

       Many of our distributors and resellers, on whom our revenues depend significantly, are undercapitalized yet carry multiple Polycom product lines. Failure of these businesses to establish and sustain profitability or obtain financing could significantly affect future revenue levels for Polycom. The loss of distributors or resellers could harm our business. In addition, the effect of the spin-off of Lucent Technologies' business equipment segment on Polycom is not yet known. In light of the restructure, if Lucent decides to significantly reduce the amount of the orders to Polycom, it could harm our financial condition.

CHANNEL AND CUSTOMER ORDERS. We typically ship products within a short time after receipt of an order and historically have no material backlog. As a result, backlog, at any point in time, is not a good indicator of future net revenues and net revenues for any particular quarter cannot be predicted with any degree of accuracy. Additionally, orders from our reseller customers are based on the level of demand from end-users. The uncertainty of such end-user demand means that any quarter could be significantly negatively impacted by lower end-user orders which could negatively affect orders we receive from our resellers. Accordingly, our expectations for both short- and long-term future net revenues are based almost exclusively on our own estimate of future demand and not on firm customer orders. Expense levels are based, in part, on these estimates and, since we are limited in our ability to reduce expenses quickly if orders and net revenues do not meet expectations in a particular period, operating results would be lower than expected. In addition, a seasonal demand appears to be evident in a lag in demand during the summer months. This seasonality can make predicting revenues levels difficult, if not impossible.

A substantial portion of our orders are received and shipped within the last few weeks of a quarter, therefore, should Polycom, its suppliers or major customers be subject to a business interruption, for example, a natural disaster, during the last few weeks of a quarter, it would negatively affect our business. Further, we cannot assure you that our contract manufacturers will be able to meet product demand before any given quarter ends.

UNCERTAINTY OF FUTURE REVENUES AND RESULTS. As a result of several factors, including reliance on channel sales and the timing of orders and shipments during each quarter, throughout most of each quarter, we are uncertain as to the level of revenues we will achieve in the quarter and the impact distributor stocking orders will have on revenues and profitability in that quarter. In addition, because a substantial percentage of product sales occur at the end of the quarter, product mix and, therefore, profitability is difficult, if not impossible, to predict. Due to these factors, it is likely that in a future quarter our operating results will be materially below the expectations of public market analysts and investors. In such event, the price of our common stock would likely decrease significantly.

Our net revenues have grown primarily through increased market acceptance of our ViewStation and SoundStation product lines and through the expansion of our North American and international distribution networks. While we have experienced growth in net revenues in recent quarters, we do not believe that the historical growth rates in net revenues will be sustainable nor are they indicative of future operating results. For example, we lowered the price of the ShowStation IP 23% effective March 1999 due to market acceptance issues for this product; similar price reductions and demand issues could occur for this and other products which could negatively impact our net revenues and profitability. Further, recent growth rates of voice and video product sales out from the sales channels to end-users have been significant. Future growth rates may not achieve these levels of success.

We believe that profitability could be negatively affected in the future as a result of several factors including low to negative gross margins for the ShowStation IP and continuing competitive price pressure in the conferencing equipment market. Although price reductions have been driven by our desire to expand the market for our products, and we expect that in the future we may further reduce prices or introduce new products that carry lower margins in order to further expand the market or to respond to competitive pricing pressures, such actions may not expand the market for our products or be sufficient to meet competitive pricing pressures. Additionally, if end-users decide to purchase the StreamStation or WebStation product instead of the ShowStation IP, our net revenues could be significantly adversely affected and it could create an excess and obsolescence issue for the ShowStation IP inventory which could negatively impact our profitability. Similarly, if the SoundPoint Pro product materially negatively affects the future sales of the SoundPoint product, Polycom's total revenue could be lower and it could create an excess and obsolescence issue concerning the SoundPoint inventory which could lower our profitability. For example, during the third quarter of 1999, we recorded a charge for excess and obsolete inventory concerns for the ShowStation IP and SoundPoint product line which negatively impacted our cost of net revenues percentage. The issue of new products rendering existing products obsolete or reducing the demand for existing products, exists for every one of our products. In addition, costs related to the introduction of our new products such as NetEngine, ViewStation 4000, ViewStation FX, ViewStation SP, SoundPoint Pro, WebStation and StreamStation could also negatively impact future profitability.

Our operating results have fluctuated in the past and may fluctuate in the future as a result of a number of factors, including market acceptance of ViewStation, SoundPoint Pro, NetEngine, WebStation, ShowStation IP, MeetingSite, StreamStation and other new product introductions and product enhancements by us or our competitors, the prices of our or the competition's products, the mix of products sold, the mix of products sold directly and through resellers, fluctuations in the level of international sales, the cost and availability of components, manufacturing costs, the level and cost of warranty claims, changes in our distribution network, the level of royalties to third parties and changes in general economic conditions. For example, beginning in November 1999, we eliminated our direct sales force and moved our direct customers to resellers in our VAR channel. This sales channel shift negatively impacted our cost of net revenues percentage and will continue to negatively impact gross margins in the year 2000. In addition, competitive pressure on pricing or demand levels in a given quarter could adversely affect our operating results for such period, and such price pressure over an extended period could materially adversely affect our near and long-term profitability. Our ability to maintain or increase net revenues will depend upon our ability to increase unit sales volumes of the ViewStation product line, SoundStation, SoundStation Premier and SoundPoint families of products, the ShowStation and WebStation line of products, our new network access products and any new products or product enhancements. We cannot assure you that we will be able to increase unit sales volumes of existing products, introduce and sell new products or reduce our costs as a percentage of net revenues.

PRODUCT INTRODUCTIONS. Our revenue growth since the beginning of 1998 was due in large part to new product introductions in the video communication product line. In each quarter of 1998 we had a major new video product introduction which significantly contributed to the revenue growth. Although we are continuing to introduce new product releases, such as the recently announced ViewStation 4000 and ViewStation FX, we cannot assure you that new product releases will be timely or that they will be made at all. Additionally, we cannot assure you that these or any new product introductions in 2000 will produce the revenue growth experienced in 1998 and 1999.

In the past we have experienced delays in the introduction of certain new products and enhancements and believe that such delays may occur in the future. For instance, we experienced delays in introducing the ViewStation MP and WebStation in 1998 from their original expected release dates due to unforeseen technology and manufacturing ramp issues. Additionally, the ShowStation IP was delayed from its original shipment target of September 1997 to its first customer shipment date of March 1998 due to engineering and manufacturing start-up issues. Similar delays occurred during the introduction of the SoundStation Premier and the ShowStation affecting the first customer ship dates of these products. Any similar delays in the future for other new product offerings such as VoIP, desktop or NetEngine product line extensions could have a material adverse effect on our results of operations.

ATLAS INTEGRATION. We completed the acquisition of Atlas Communication Engines, Inc. in December 1999. We acquired Atlas with the expectation that the acquisition would result in operating and strategic benefits, including product development and marketing and sales synergies. If outstanding merger related issues are not successfully addressed in a coordinated, timely and efficient manner, our business and results of operations could be harmed. The integration of Atlas's product offerings and operations with our product offerings and operations and the coordination of the two companies' sales and marketing efforts may require substantial attention from management. The diversion of the attention of management and any difficulties encountered in the transition process could harm our business. The difficulties of assimilation may be increased by the necessity of integrating personnel with disparate business backgrounds and combining two different corporate cultures which may result in problems with employee retention. In addition, the process of combining the two organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses, which could have an adverse effect on the combined operations. As a result of the acquisition, our operating expenses will likely increase in absolute dollars. In fact, we are currently recruiting both management and technical staff to be added to this group. Should future expected revenues from Atlas's products not occur, or occur later or in an amount less than expected, the higher operating expenses could harm our business. Failure to achieve the anticipated benefits of the acquisition or to successfully integrate the operations of the companies could also harm our business and results of operations. Additionally, we cannot assure you that we will not incur additional material charges in future quarters to reflect additional costs associated with the acquisition.

CHANNEL CONFLICTS. We have various OEM agreements with some major telecommunications equipment manufacturers such as Lucent Technologies whereby we manufacture our products to work with the equipment of the OEM partner. These partnerships can create channel conflicts with other Polycom distributors who directly compete with our OEM partner, which could adversely affect revenue from such non-OEM channels. Because many of our distributors also sell equipment that compete with the Polycom product lines, the distributors could devote more attention to the other product lines which could materially adversely affect our profitability. Further, other channel conflicts could arise which cause distributors to devote resources to other non-Polycom conferencing equipment thereby negatively affecting our business or results of operations.

We currently have agreements with certain video communication equipment providers whereby these equipment suppliers resell our SoundPoint PC products along with their video communication products. Polycom and these equipment suppliers are competitors in the conferencing market and, as such, there can be no assurance that they will enter into future agreements to resell or supply any of our new or enhanced conferencing products. Further, certain current Polycom video products and other video products under development are directly competitive with the products of these suppliers, and thus competition between us and the other suppliers is likely to increase, resulting in a strain on the existing relationship between the companies. If this occurs, it could limit the potential contribution of these relationships on our results of operations.

In addition, we are dependent on certain agreements with critical partners, such as Jetstream Communications, in the network access arena. Conflicts may occur in this evolving market as we seek other relationships with partners competitive to our current relationships. If this occurs, it could harm our business.

TECHNOLOGY AND TRAINING. The markets for voice and video communication products and network access products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The success of our new ViewStation and NetEngine is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with DSL and ISDN compatibility, reseller training, technical and sales support as well as field support are also factors that may affect our success in this market. Further, the shift of communications from the circuit-switched to IP network over time may require us to add new resellers and gain new core technological competencies. We are attempting to address these needs and the need to develop new products through our internal development efforts and joint developments with other companies. We cannot assure you that we will successfully identify new voice, video and network access product opportunities and develop and bring new voice, video and network access products to market in a timely manner, or that competing and technologies developed by others will not render our ViewStation and SoundStation products or technologies obsolete or noncompetitive. The failure of our new voice, video and network access product development efforts on our ability to service or maintain the necessary third party interoperability licenses would harm our business and results of operations.

MANUFACTURING DISRUPTIONS. We subcontract the manufacture of our SoundStation, SoundStation Premier, SoundPoint Pro and ViewStation product families and are currently migrating the production of our new network access products to Celestica, Inc., a global third-party contract manufacturer. We use Celestica's Thailand facilities and should there be any disruption in supply due to economic and political difficulties in Thailand and Asia, such disruption would harm our business and results of operations. Also, Celestica is currently the sole source provider of these product lines and if the supply from this subcontractor experiences an interruption in operations, we would experience a delay in shipping these products which could negatively affect revenues in the quarter of the disruption. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences all of which could harm our business and results of operations.

MANAGEMENT INFORMATION SYSTEM TRANSITION. We are transitioning to a new enterprise resource planning system which affects almost every facet of our business operations. This conversion is expected to bring new process efficiencies which should improve our business operations. However, typically, these conversions negatively affect a company's ability to conduct business initially due to problems such as historical data conversion errors, the learning curve associated with the new system, delays in implementation or unforeseen technical problems during conversion. If such problems arise during this transition, we could experience, for a period of time, delays in or lack of shipping, an inability to support our existing customer base, delays in paying vendors, delays in collecting from customers, an inability to place or receive product orders or other operational problems. If this were to occur, our profitability or financial position could be negatively impacted.

INFRASTRUCTURE GROWTH. Our recent overall growth has and will likely continue to cause strains on our normal business processes and infrastructure. If we do not manage this growth through resource additions such as headcount, capital and processes, in a timely and efficient manner, future growth and profitability will likely be significantly negatively affected. We cannot assure you that resources will be available when we need them or that capital will be available to fund these resource needs.

SERVICE AND SUPPORT. Our recent growth has been due in large part to an expansion into product lines with more complex technologies and protocols. This shift, as well as the acquisition of Atlas Communication Engines and its network products has increased the need for increased product warranty and service capabilities. In addition, increased international competition has forced companies in the conferencing market to provide a complete service and support package. We maintain an in-house hotline support group and subcontracts on-site technician support functions. If we cannot develop and train our internal support organization, maintain our relationship with our outside technical support or efficiently transition to a new service contractor, it could negatively affect future sales of the higher technology products like video and VoIP equipment and network access products which would have a material negative effect on our results from operations.

CASH FLOW FLUCTUATIONS DUE TO RECEIVABLE COLLECTIONS. In 1999, we initiated a significant investment in Europe to expand our business in this region. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our total net revenues, as has happened during 1999, accounts receivable balances will likely increase over previous years. Additionally, sales in the video communication product market typically have longer payment periods over our traditional experience in the voice communication market. Therefore, as we sell more video products as a percentage of net revenues, accounts receivable balances will increase over previous experience. These increases will cause our days sales outstanding to increase over prior years and will negatively affect future cash flows. In addition, we have been able to offset the affect of these influences through the additional incentives offered to resellers at the end of the quarter in the form of prepay discounts. These additional incentives has lowered profitability and improved days sales outstanding performance.

POTENTIAL ASSET IMPAIRMENT CONCERNS. We operate in a high technology market which is subject to rapid and frequent technology changes. These technology changes can and do often render existing technologies obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the existing inventory can not be sold at or above net realizable value. This situation occurred during the third quarter of 1999 for the ShowStation IP and the SoundPoint products when we recorded $1.3 million in excess and obsolescence charges and for the original ShowStation product in the third quarter of 1998 when we wrote-down an additional $1.5 million related to the loss in value associated with this inventory.

STOCK PRICE FLUCUATIONS. Our stock price has varied greatly as has the trading volume of our common shares. We expect these fluctuations to continue due to factors such as announcements of new products, services or technological innovations by us or our competitors, announcements of major restructurings by us or our competitors, quarterly variations in our results of operations, changes in revenue or earnings estimates by the investment community, speculation in the press or investment community, general conditions in the communications industry, changes in our revenue growth rates or the growth rates of our competitors, and sales of large blocks of our stock.

The stock market will likely experience extreme price and volume fluctuations from time to time. Many technology companies, such as Polycom, have experienced such fluctuations. In addition, our stock price may be affected by general market conditions and domestic and international macroeconomic factors unrelated to our performance. Often such fluctuations have been unrelated to the operating performance of the specific companies.

BUSINESS INTERRUPTION. Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business, financial condition or operating results.

ITEM 7A       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Polycom's exposure to market risk for changes in interest rates relates primarily to its investment portfolio and bank borrowings. Polycom does not use derivative financial instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments.

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

         The table below presents principal amounts and related weighted average interest rates by year of maturity for Polycom's investment portfolio and debt obligations:

As of December 31, 1999:


                                                                          Expected Maturity
                                                                2000       2001        2002       Total
                                                                ----       ----        ----       -----
                                                                (in thousands, except interest rates)
ASSETS
Cash and cash equivalents                                      35,952       ---        ---       35,952
   Average interest rates                                      2.53%        ---        ---        2.53%
Investments                                                    24,815     15,050       ---       39,865
   Average interest rates                                      4.40%       4.95%       ---        4.61%
LIABILITIES
Bank line of credit                                             ---         ---        ---         ---
   Average interest rates                                      8.75%        ---        ---        8.75%

 The estimated fair value of our cash, cash equivalents and investments approximates the principal amounts reflected above based on the short maturities of these financial instruments. The estimated fair value of our debt obligations approximates the principal amounts reflected above based on rates currently available to us for debt with similar terms and remaining maturities.

All of our sales are denominated in US dollars. As only a small amount of foreign bills are paid in currencies other than the US dollar, our foreign exchange risk is considered immaterial.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by Item 8 and the financial statement schedules required by Item 14(d) are included in pages F-1 to F-23 and S-1 to S-4. The supplemental data called for by Item 8 is not applicable to Polycom.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) DIRECTORS - The information required by this item is included in Polycom's Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

(b) EXECUTIVE OFFICERS - The executive officers of Polycom, and their ages, as of March 29, 2000 are as follows:


         NAME                  AGE                                  POSITION
         ----                  ---                                  --------
Robert C. Hagerty *             48   Chairman of the Board of Directors, Chief Executive Officer and President
Michael R. Kourey *             40   Senior Vice President, Finance and Administration, Chief Financial Officer, Secretary and
                                     Director
Sunil K. Bhalla                 43   Senior Vice President and General Manager, Business Communications
Dale A. Bastian                 46   Senior Vice President, Worldwide Sales
Ardeshir Falaki                 41   Senior Vice President and General Manager, Business Solutions and Services
Alan D. Hagedorn                52   Senior Vice President, Manufacturing
Craig B. Malloy                 38   Senior Vice President and General Manager, Enterprise Visual Communications

------------------------
* Member of the Board of Directors.

         ROBERT C. HAGERTY joined Polycom in January 1997 as President and Chief Operating Officer and as a member of the Board of Directors. In July 1998, Mr. Hagerty was appointed the role of President and Chief Executive Officer and in March 2000 he was named the Chairman of the Board of Directors. Prior to joining Polycom, Mr. Hagerty served as president of Stylus Assets, Ltd., a developer of software and hardware products for fax, document management and Internet communications. He also held several key management positions with Logitech, including Operating Committee Member to the Office of the President, and Senior Vice President/General Manager of Logitech's retail division and worldwide operations. In addition, Mr. Hagerty's career history includes positions as Vice President, High Performance Products for Conner Peripherals, Director of Manufacturing Operations and General Manager for Signal Corporation, and Operations Manager for Digital Equipment Corporation. Mr. Hagerty holds a B.S. in Operations Research and Industrial Engineering from the University of Massachusetts, and an M.A. in Management from St. Mary's College of California.

         MICHAEL R. KOUREY joined Polycom in July 1991 and served as Polycom's Senior Vice President, Finance and Operations until January 1995. He assumed the additional roles of Secretary and Treasurer in June 1993. Since January 1995, Mr. Kourey has served as Senior Vice President, Finance and Administration and Chief Financial Officer of Polycom. In January 1999, Mr. Kourey became a member of the Board of Directors. Prior to joining Polycom, he was Vice President, Operations of Verilink, a supplier of T1 telecommunications equipment. He brings over 19 years experience in high-technology finance and manufacturing management to Polycom. Mr. Kourey holds a B.S. in Managerial Economics from the University of California, Davis, and an M.B.A. from the University of Santa Clara.

         SUNIL K. BHALLA joined Polycom in February 2000 as Senior Vice President, Business Communications. Before joining Polycom, Mr. Bhalla served as Vice President and General Manager of Polaroid Corporation's Internet Business and also served as Polaroid's Vice President and General Manager, Worldwide Digital Imaging Business. Previously, Mr. Bhalla also held posts as Director of Strategic Marketing at Computervision Corporation, as well as senior management positions with Digital Equipment Corporation. He has over 18 years of high-technology experience. Mr. Bhalla holds a M.S. in Mechanical/Systems Engineering and CAD/CAM from Lehigh University.

         DALE A. BASTIAN joined Polycom in July 1997 as Senior Vice President, Worldwide Sales and Service. Before joining Polycom, Mr. Bastian served as Vice President, Sales and Marketing for Allen Telecom Group. Previously, Mr. Bastian also held posts as Vice President of Sales for Rose Communications and Digital Sound Corporation, as well as sales management positions with Commterm Corporation, Code-A-Phone Corporation and Sony Corporation. He brings over 18 years of sales experience in the telecommunications to his position at Polycom. Mr. Bastian holds a B.B.A. in Management from Ohio University.

         ARDERSHIR FALAKI joined Polycom in April 1996, as Vice President, Data Communications Engineering. In January 1998 he was promoted to Senior Vice President and General Manager, Data Communications Products and in 1999 he assumed the responsibility of the Business Solutions and Services Organization which provide worldwide service and support for Polycom customers. Mr. Falaki was formerly Director of Performance Systems for PictureTel Corporation, a leading video communications provider. Previously, he held a variety of key engineering, sales and marketing positions at PictureTel. Before joining PictureTel, Mr. Falaki served in various engineering positions at Siemens Energy and Automation, Inc. Mr. Falaki brings over 9 years of conferencing development experience to Polycom. Mr. Falaki holds a B.S.E.E. from Northeastern University and participated in graduate studies in electrical engineering and physics at the University of Massachusetts, Dartmouth.

         ALAN D. HAGEDORN joined Polycom in September 1996 as the Senior Vice President, Manufacturing. Mr. Hagedorn was formerly Vice President of Manufacturing for Amati Communications, Inc., a leading developer of advanced transmission equipment. Prior to that, he served as Vice President of Manufacturing for Network Computing Devices, Inc. and has held senior manufacturing positions with companies including PRIAM, Inc. and Anicon, Inc. Mr. Hagedorn brings over 26 years of experience in high tech manufacturing to his position at Polycom. Mr. Hagedorn holds a B.A. in Management from California State University, Fullerton.

         CRAIG B. MALLOY joined Polycom in January 1998 and is currently Senior Vice President and General Manager, Enterprise Visual Communications. Mr. Malloy co-founded ViaVideo Communications, Inc. in 1996. Prior to founding ViaVideo, Mr. Malloy served in various marketing management roles at VTEL, including Manager of Product Marketing and Director of Commercial Analysis. Mr. Malloy also held marketing and manufacturing management positions with Baxter Healthcare and Pfizer-Shiley, and served as a lieutenant in the U.S. Navy. Mr. Malloy holds a B.S. degree in Political Science from the United States Naval Academy and a M.B.A. degree from the University of California, Los Angeles.

         The information required by this item regarding compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement for Polycom's 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is included under the caption "Executive Compensation and Related Information" in the Proxy Statement for Polycom's 2000 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT

         The information required by this item is included under the captions "Ownership of Securities" in the Proxy Statement for Polycom's 2000 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is included under the captions "Certain Transactions" in the Proxy Statement for Polycom's 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K.

(a) The following documents are filed as part of this Report:

1.       Financial Statements. (see Item 8 above)

          Polycom, Inc. Consolidated Financial Statements as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999.

2. Financial Statement Schedule. (see Item 8 above) The following Financial Statement Schedule is filed as part of this Report:

          Schedule II - Valuation and Qualifying Accounts.

          Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.       Exhibits.

                  The following Exhibits are filed as part of, or incorporated by reference into, this Report:

                     EXHIBIT NO.                    DESCRIPTION

                           2.1 Agreement and Plan of Reorganization, dated as of June 11, 1997, by and among Polycom, Inc., Venice Acquisition and ViaVideo Communications, Inc. . (which is incorporated herein by reference to Exhibit
                                    2.1 to Form 8-K filed by the Registrant with the Commission on August 13, 1997).
                           2.2 Amendment No. 1 to the Agreement and Plan of Reorganization, dated as of September 2, 1997, by and among the Registrant, Venice Acquisition Corporation and ViaVideo Communications, Inc. (which is incorporated herein by reference to Exhibit 2.2 to Form 8-K filed by the Registrant with the Commission on January 16, 1998).
                           2.3 Agreement and plan of reorganization by and among Polycom, Inc. Periscope Acquisition Corporation and Atlas Communication Engines, Inc., dated as of November 18, 1999 (which is incorporated herein by reference to
                                    Exhibit 2.1 to Form 8-K filed by the
                                    Registrant with the Commission on December
                                    15, 1999).
                           3.1      Amended and Restated Certificate of
                                    Incorporation of Polycom, Inc. (which is incorporated herein by reference to Exhibit A to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 21, 1998).
                           3.2 Amended and Restated Bylaws of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.4 to the Registrant's 1996 S-1).
                           4.1      Reference is made to Exhibits 3.1 and 3.2.
                           4.2 Specimen Common Stock certificate (which is incorporated herein by reference to 4.2
                                    Exhibit 4.2 to the Registrant's 1996 S-1).
                           4.3 Amended and Restated Investor Rights Agreement, dated May 17, 1995, among the Registrant and the Investors named therein (which is incorporated herein by reference to Exhibit 4.3 to the Registrant's 1996 S-1).
                           4.4 Preferred Shares Rights Agreement dated as of July 15, 1998, between Polycom, Inc. and BankBoston N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights Attached thereto as Exhibits A, B and C, respectively (which is incorporated herein by reference to Exhibit 1 to the Registrant's

                                    Form 8-A filed with the Securities and
                                    Exchange Commission on July 22, 1998).
                           10.1 Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit
                                    10.1 to the Registrant's 1996 S-1).
                           10.2 The Registrant's 1991 Stock Option Plan and forms of agreements thereunder (which 10.2 is incorporated herein by reference to
                                    Exhibit 10.2 to the Registrant's 1996 S-1).
                           10.3 The Registrant's 1996 Stock Incentive Plan and forms of agreements thereunder as amended and restated March 5, 1997(which is incorporated herein by reference to Exhibit
                                    10.3 to the Registrant's 1996 S-1 and
                                    Exhibit 99.1 to the Registrant's
                                    registration statement on Form S-8
                                    registration No. 333-43059).
                           10.4 The Registrant's Employee Stock Purchase Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.4 to the Registrant's 1996 S-1).
                           10.5     Lease Agreement by and between the
                                    Registrant and Orchard Investment Company
                                    Number 701 dated June 24, 1993, as amended, regarding the space located at 2584 Junction Avenue (which is incorporated herein by reference to Exhibit 10.5 to the Registrant's 1996 S-1).
                           10.6 Amended and Restated Development, Volume Purchase and Distribution Agreement, dated December 22, 1995, by and between PictureTel Corporation and Polycom, Inc. (which is incorporated herein by reference to Exhibit
                                    10.6 to the Registrant's 1996 S-1).
                           10.7(1) Sublicense Agreement, dated March 31, 1994, by and between DataBeam Corporation and Polycom, Inc. (which is incorporated herein by reference to Exhibit 10.7 to the Registrant's 1996 S-1).
                           10.8(1) Amended and Restated General Distribution Agreement, dated February 14, 1996, by and between DataBeam Corporation and Polycom, Inc. (which is incorporated herein by reference to Exhibit 10.8 to the Registrant's 1996 S-1).
                           10.9(1) Volume Purchase Agreement, dated March 1, 1994, as amended, by and between Scriptel Corporation and Polycom, Inc. (which is incorporated herein by reference to Exhibit
                                    10.10 to the Registrant's 1996 S-1).
                           10.10(1) Volume Purchase Agreement, dated March 29,
                                    1996, by and between Scriptel Corporation and Polycom, Inc. (which is incorporated herein by reference to Exhibit 10.11 to the Registrant's 1996 S-1).
                           10.11 Stock Pledge Agreement and Note Secured by Stock Pledge Agreement, each dated June 9, 1995, by and between Polycom, Inc. and Patrick P. Day. (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q dated May 14, 1997).
                           10.12 Series D Preferred Stock Purchase Agreement and Amended and Restated Investor Rights Agreement dated May 17, 1995. (which is incorporated herein by reference to Exhibit
                                    10.13 to the Registrant's 1996 S-1).
                           10.13(1) Joint Marketing and Development Agreement
                                    and Stock Warrant Agreement, each dated
                                    March 28, 1997, by and between Polycom, Inc.
                                    and Minnesota Mining and Manufacturing
                                    Company (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 10-Q dated May 14, 1997).
                           10.14(1) Joint Marketing and Development Agreement,
                                    dated June 10, 1997, by and between Polycom, Inc. and Minnesota Mining and Manufacturing Company, as amended on June 10, 1997 (which is incorporated herein by reference to
                                    Exhibit 10.1 to the Registrant's Form 10-Q dated August 13, 1997).
                           10.15    Lease Agreement by and between the
                                    Registrant and The Joseph and Eda Pell
                                    Revocable Trust, dated May 12, 1997,
                                    regarding the space located at Arroyo
                                    Business Center in Livermore, California
                                    (which is incorporated herein by reference to Exhibit

                                    10.15 to the Registrant's Form 10-K dated
                                    March 13, 1998).
                           10.16 Stock Pledge Agreement and Note Secured by Stock Pledge Agreement, each dated March 17, 1997 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q dated May 14, 1997).
                           10.17 ViaVideo Communications, Inc. 1996 Stock Option/Stock Issuance Plan and related agreements (which is incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, Registration No. 333-45351).
                           10.18    Lease Agreement by and between the
                                    Registrant and Trinet Essential Facilities
                                    XXVI, dated December 1, 1999, regarding the space located at 1565 Barber Lane (filed herein).
                           21.1     Subsidiaries of the Registrant (filed
                                    herein).
                           23.1 Consent of Independent Accountants (filed herein).
                           24.1     Power of Attorney (filed herein).
                           27.1     Financial Data Schedule (filed herein).
                           27.2 Financial Data Schedule Annual Restatement for 1998, 1997 and 1996 for Pooling Transaction with Atlas Communication Engines, Inc. (filed herein).
                           27.3     Financial Data Schedule Quarterly
                                    Restatement for 1999, 1998 and 1997 for
                                    Pooling Transaction with Atlas Communication
                                    Engines, Inc. (first, second and third
                                    quarter of 1997 and first and second
                                    quarter of 1998) (filed herein).
                           27.4     Financial Data Schedule Quarterly
                                    Restatement for 1999, 1998 and 1997 for
                                    Pooling Transaction with Atlas Communication
                                    Engines, Inc. (third quarter of 1998 and first, second and third quarter of 1999) (filed herein).

         (1) Confidential treatment requested as to certain portions of these documents.

(b) REPORTS ON FORM 8-K.

         A report on Form 8-K was filed on December 15, 1999, regarding Polycom's acquisition of Atlas Communication Engines. Inc. effective December 1, 1999.

         A report on Form 8-K/A was filed on February 11, 2000, providing an update concerning Polycom's acquisition of Atlas Communication Engines. Inc. effective December 1, 1999. This update clarified that the financial statements of Atlas and the pro forma financial information relating to the Merger specified in Items 7(a) and (b) of Form 8-K are not required to be filed because the Merger does not the meet the conditions specified in Sections 210.3-05(b)(2)(i) and 210.11-01, respectively, of Regulation S-X.


(c) EXHIBITS.

         See Item 14(a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES.

         See Items 8 and 14(a)(2) above.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on this 29th day of March, 2000.


POLYCOM, INC.


/s/ Robert C. Hagerty                          /s/ Michael R. Kourey
------------------------------------           --------------------------------
Robert C. Hagerty                              Michael R. Kourey
Chairman of the Board of Directors,            Senior Vice President, Finance
Administration,                                and
Chief Executive Officer and President          Chief Financial Officer and
                                               Secretary

                                  POLYCOM, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                  PAGE
                                                                                                  ----
         Report of PricewaterhouseCoopers LLP, Independent Accountants                            F-2
         Consolidated Balance Sheets                                                              F-3
         Consolidated Statements of Operations                                                    F-4
         Consolidated Statements of Stockholders' Equity                                          F-5
         Consolidated Statements of Cash Flows                                                    F-6
         Notes to Consolidated Financial Statements                                               F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Polycom, Inc. and Polycom, Inc. Stockholders,

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Polycom, Inc. and its subsidiaries at December 31, 1999 and 1998, and results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
San Jose, California
January 28, 2000, except for Note 15
which is as of March 3, 2000

                                  POLYCOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                                December 31,
                                                                                        ------------------------------
                                                                                              1999              1998
                                                                                        -------------      -----------
ASSETS
       Current assets:
         Cash and cash equivalents                                                      $     35,952     $    18,006
         Short-term investments                                                               24,815           5,483
         Accounts receivable, net of allowance for doubtful accounts of $1,304 and
            $871 in 1999 and 1998, respectively                                               47,445          25,168
         Inventories                                                                          18,136          17,326
         Deferred and refundable taxes                                                         9,059           2,594
         Prepaid expenses and other current assets                                             2,368           2,217
                                                                                         -------------    -------------
                Total current assets                                                         137,775          70,794

         Fixed assets, net                                                                     9,795           6,802
         Noncurrent deferred taxes                                                             1,546               -
         Long-term investments                                                                15,050               -
         Other assets                                                                            555             709
                                                                                         -------------    -------------

                Total assets                                                            $    164,721     $    78,305
                                                                                         =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
         Accounts payable                                                               $     26,433     $    12,683
         Accrued payroll and related liabilities                                               4,031           3,505
         Taxes payable                                                                         9,633           1,405
         Other current liabilities                                                            11,354           6,784
                                                                                         -------------    -------------
                Total current liabilities                                                     51,451          24,377
                                                                                         -------------    -------------

         Commitments and contingencies (Note 8)                                                  ---              ---

       Stockholders' equity :
         Preferred stock, $0.001 par value:
           Authorized:  5,000,000 shares in 1999 and 1998
           Issued and outstanding: none in 1999 and 1998                                         ---              ---
         Common stock, $0.0005 par value:
           Authorized:  50,000,000 shares
           Issued and outstanding: 34,342,874 shares in 1999 and 31,097,583 in 1998               17              16
         Additional paid-in capital                                                           97,594          65,465
         Unrealized loss on marketable securities                                                (85)            ---
         Unearned stock-based compensation                                                    (1,953)            ---
         Retained earnings (deficit)                                                          17,697         (11,553)
                                                                                         -------------    -------------
                Total stockholders' equity                                                   113,270          53,928
                                                                                         -------------    -------------

                              Total liabilities and stockholders' equity                $    164,721     $    78,305
                                                                                         =============    =============

        The accompanying notes are an integral part of these consolidated financial statements

                                  POLYCOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                                Year ended December 31,
                                                                  -------------------------------------------------
                                                                         1999              1998              1997
                                                                  --------------    --------------    -------------
  Net revenues                                                   $    200,067      $    116,886       $    50,394
  Cost of net revenues                                                 91,257            57,906            27,583
                                                                  --------------    --------------    -------------

        Gross profit                                                  108,810            58,980            22,811

  Operating expenses:
       Sales and marketing                                             36,047             22,156           13,247
       Research and development                                        21,615             14,719           17,038
       General and administrative                                       8,269              5,518            7,019
       Acquisition costs                                                1,650                185              597
                                                                  --------------    --------------    -------------
          Total operating expenses                                     67,581             42,578           37,901
                                                                  --------------    --------------    -------------

                    Operating income (loss)                            41,229             16,402          (15,090)

  Interest income, net                                                  1,771                957            1,154
  Other income (expense)                                                  (31)               (9)               12
                                                                  --------------    --------------    -------------

                    Income (loss) before provision for
                    income taxes                                       42,969             17,350          (13,924)

  Provision for income taxes                                           13,616              1,749              171
                                                                  --------------    --------------    -------------

                    Net income (loss)                            $     29,353      $      15,601     $    (14,095)
                                                                  ==============    ==============    =============

  Basic net income (loss) per share                              $       0.90      $        0.54     $      (0.66)
                                                                  ==============    ==============    =============

  Diluted net income (loss) per share                            $       0.81      $        0.46     $      (0.66)
                                                                  ==============    ==============    =============

  Shares used in Basic per share calculation                           32,536             28,810           21,489
  Shares used in Diluted per share calculation                         36,458             33,847           21,489


        The accompanying notes are an integral part of these consolidated financial statements

                                  POLYCOM, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)


                                                     Preferred    Stock             Common Stock            Additional
                                                   -----------------------    ------------------------        Paid-In
                                                     Shares        Amount       Shares         Amount         Capital
                                                   -----------------------    -----------     --------     -----------
Balances, January 1, 1997                            2,390,388       $  2      23,056,585       $   12       $ 44,685
Issuance of preferred stock                          3,418,706          3             ---          ---          7,517
Exercise of stock options under stock option plan          ---         ---        361,378          ---            127
Shares purchased under ESPP                                ---         ---         92,731          ---            396
Repurchase of common stock                                 ---         ---       (113,831)         ---            (18)
Interest on stockholder notes                              ---         ---            ---          ---            ---
Payment of stockholder notes receivable                    ---         ---            ---          ---            ---
Valuation of warrants                                      ---         ---            ---          ---             40
Valuation of options granted to outside
 consultants                                               ---         ---            ---          ---             76
Dividend to S-Corporation shareholders                     ---         ---            ---          ---            ---
Capital contribution by S-Corporation
 shareholders                                              ---         ---            ---          ---            423
Net loss                                                   ---         ---            ---          ---            ---
                                                   -----------    --------    -----------     --------     -----------
Balances, December 31, 1997                          5,809,094       $  5      23,396,863        $  12       $ 53,246
                                                   -----------    --------    -----------     --------     -----------

Conversion of preferred stock into common stock     (5,809,094)        (5)      5,809,094            3              2
Issuance of common stock                                   ---         ---      1,020,476            1          7,629
Exercise of stock options under stock option plan          ---         ---        791,180          ---          1,651
Shares purchased under ESPP                                ---         ---         79,970          ---            495
Cost of Stockholders' Rights Plan                          ---         ---            ---          ---            (26)
Payment of stockholder notes receivable                    ---         ---            ---          ---            ---
Valuation of options granted to outside
 consultants                                               ---         ---            ---          ---            122
Tax benefit from stock option activity                     ---         ---            ---          ---          2,121
Dividend to S-Corporation shareholders                     ---         ---            ---          ---            ---
Capital contribution by S-Corporation
 shareholders                                              ---         ---            ---          ---            225
Net income                                                 ---         ---            ---          ---            ---
                                                   -----------    --------    -----------     --------     -----------
Balances, December 31, 1998                                ---     $  ---      31,097,583       $   16      $  65,465
                                                   -----------    --------    -----------     --------     -----------

Issuance of stock through exercise of warrants             ---         ---      2,000,000            1         14,999
Exercise of stock options under stock option plan          ---         ---      1,108,136          ---          4,592
Shares purchased under ESPP                                ---         ---        137,155          ---          1,039
Cost of registration statements                            ---         ---            ---          ---            (31)
Valuation of options granted to outside consultants        ---         ---            ---          ---             26
Unearned stock compensation                                ---         ---            ---          ---          2,400
Amortization of stock-based compensation                   ---         ---            ---          ---             ---
Tax benefit from stock option activity                     ---         ---            ---          ---          9,104
Unrealized loss on investments                             ---         ---            ---          ---             ---
Dividend to S-Corporation shareholders                     ---         ---            ---          ---             ---
Net income                                                 ---         ---            ---          ---            ---
                                                   -----------    --------    -----------     --------     -----------
Balances, December 31, 1999                              ---       $  ---      34,342,874       $   17      $  97,594
                                                   ===========    ========    ===========     ========     ===========


                                                          Unearned                   Retained
                                                       Stock-based                   Earnings
                                                      Compensation       Other       (Deficit)          Total
                                                     -------------     ---------    ------------    -----------
Balances, January 1, 1997                               $      ---        $  (29)    $ (11,637)       $  33,033
Issuance of preferred stock                                    ---           ---           ---            7,520
Exercise of stock options under stock option plan              ---           ---           ---              127
Shares purchased under ESPP                                    ---           ---           ---              396
Repurchase of common stock                                     ---           ---           ---              (18)
Interest on stockholder notes                                  ---            (8)          ---               (8)
Payment of stockholder notes receivable                        ---            13           ---               13
Valuation of warrants                                          ---           ---            --               40
Valuation of options granted                                   ---           ---            --               76
Dividend to S-Corporation shareholders                         ---           ---          (157)            (157)
Capital contribution by S-Corporation
 shareholders                                                  ---           ---          (423)             ---
Net loss                                                       ---           ---       (14,095)         (14,095)
                                                     -------------     ---------    ------------    -----------
Balances, December 31, 1997                             $      ---      $    (24)    $ (26,312)       $  26,927
                                                     -------------     ---------    ------------    -----------

Conversion of preferred stock into common stock                ---           ---           ---              ---
Issuance of common stock                                       ---           ---           ---            7,630
Exercise of stock options under stock option plan              ---           ---           ---            1,651
Shares purchased under ESPP                                    ---           ---           ---              495
Cost of Stockholders' Rights Plan                              ---           ---           ---              (26)
Payment of stockholder notes receivable                        ---            24           ---               24
Valuation of options granted to outside
 consultants                                                   ---           ---           ---              122
Tax benefit from stock option activity                         ---           ---           ---            2,121
Dividend to S-Corporation shareholders                         ---           ---          (617)            (617)
Capital contribution by S-Corporation
 shareholders                                                  ---           ---          (225)             ---
Net income                                                     ---           ---        15,601           15,601
                                                     -------------     ---------    ------------    -----------
Balances, December 31, 1998                             $      ---       $   ---    $  (11,553)       $  53,928
                                                     -------------     ---------    ------------    -----------

Issuance of stock through exercise of warrants                 ---           ---           ---           15,000
Exercise of stock options under stock option plan              ---           ---           ---            4,592
Shares purchased under ESPP                                    ---           ---           ---            1,039
Cost of registration statements                                ---           ---           ---              (31)
Valuation of options granted to outside consultants            ---           ---           ---               26
Unearned stock compensation                                 (2,400)          ---           ---              ---
Amortization of stock-based compensation                       447           ---           ---              447
Tax benefit from stock option activity                         ---           ---           ---            9,104
Unrealized loss on investments                                 ---           (85)          ---              (85)
Dividend to S-Corporation shareholders                         ---           ---          (103)            (103)
Net income                                                     ---           ---        29,353           29,353
                                                     -------------     ---------    ------------    -----------
Balances, December 31, 1999                             $   (1,953)     $    (85)   $   17,697        $ 113,270
                                                     =============     =========    ============    ===========

        The accompanying notes are an integral part of these consolidated financial statements

                                  POLYCOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                          Year Ended December 31,
                                                                                 --------------------------------------------
                                                                                      1999           1998           1997
                                                                                 -------------- -------------- --------------
      Cash flows from operating activities:
          Net income (loss)                                                       $    29,353   $      15,601  $   (14,095)
          Adjustments to reconcile net income (loss) to net cash provided by
           (used in) operating activities:
              Depreciation and amortization                                             4,263           3,314        2,031
              Provision for doubtful accounts                                             433             400           30
              Provision for excess and obsolete inventories                             4,958           2,799        1,302
              Tax benefit from exercise of stock options                                9,104           2,121          ---
              Value of stock-based compensation                                           475             121           76
              Loss on asset dispositions                                                  ---               6          308
              Other non-cash adjustments                                                  ---             ---           48
              Changes in assets and liabilities:
                 Accounts receivable                                                  (22,710)        (16,895)      (2,427)
                 Inventories                                                           (5,768)         (9,910)      (3,977)
                 Deferred taxes                                                        (8,011)         (2,594)         ---
                 Prepaid expenses and other current assets                               (497)            357       (2,055)
                 Accounts payable                                                      13,750             856        7,338
                 Taxes payable                                                          8,228           1,292           25
                 Accrued liabilities                                                    5,062           5,199        2,811
                                                                                 -------------- -------------- --------------
                    Net cash provided by (used in) operating activities                38,640           2,667       (8,585)
                                                                                 -------------- -------------- --------------

      Cash flows from investing activities:
          Acquisition of fixed assets                                                  (7,222)         (5,486)      (3,623)
          Purchase of investments                                                     (44,735)         (9,686)      (7,154)
          Proceeds from sale of investments                                            10,268           9,387       12,071
          Other                                                                           500              27          ---
                                                                                 -------------- -------------- --------------
                    Net cash provided by (used in) investing activities               (41,189)         (5,758)       1,294
                                                                                 -------------- -------------- --------------

      Cash flows from financing activities:
          Proceeds from issuance of common stock, net of repurchases and
            issuance costs                                                              5,598           9,752          504
          Proceeds from exercise of warrants                                           15,000             ---          ---
          Dividends paid to S-Corporation shareholders                                   (103)           (617)        (157)
          Proceeds from line of credit borrowings                                         ---           9,601        2,558
          Repayment of line of credit borrowings                                          ---         (10,226)      (1,983)
          Proceeds from issuance of preferred stock, net of issuance costs                ---             ---        7,521
          Repayment of stockholder notes receivable, net                                  ---              24            5
                                                                                 -------------- -------------- --------------
                    Net cash provided by financing activities                          20,495           8,534        8,448
                                                                                 -------------- -------------- --------------

      Net increase in cash and cash equivalents                                        17,946           5,443        1,157
      Cash and cash equivalents, beginning of period                                   18,006          12,563       11,406
                                                                                 -------------- -------------- --------------
      Cash and cash equivalents, end of period                                    $    35,952   $      18,006  $    12,563
                                                                                 ============== ============== ==============

      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid during the period for interest                                $        77   $          16  $       141
          Income taxes paid                                                       $     4,289   $         399  $        40
          Advertising barter trade credits                                        $      (770)  $         770  $       ---

      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING:
          Capital leases                                                          $        34   $         113  $        20
          Capital contribution of S-Corp shareholders                             $       ---   $         225  $       423
          Conversion of preferred shares to common stock                          $       ---   $       9,496  $       ---

        The accompanying notes are an integral part of these consolidated financial statements

                                  POLYCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1.  FORMATION AND BUSINESS OF THE COMPANY:

             Polycom, Inc. and subsidiaries (the Company), a Delaware corporation, develops, manufactures and markets a full range of premium-quality, media-rich communication tools and network solutions. The Company's products are distributed and serviced globally. The Company sells its products through marketing and sales relationships with a wide network of value-added resellers, telecommunications equipment distributors, wireline equipment manufacturers, telecommunication service providers, and retailers.

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

             RECLASSIFICATIONS:

             Certain items in prior year's financial statements have been reclassified to conform to current year's format.

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

             CASH AND CASH EQUIVALENTS:

             The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase to be cash equivalents.

             INVESTMENTS:

             Investments are classified as available for sale securities and are carried at fair value. Unrealized holding gains and losses on such securities are reported net of related taxes as a separate component of stockholders' equity. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method.

             INVENTORIES:

             Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

                                  POLYCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             FIXED ASSETS:

             Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is one to three years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets, typically three to five years. Disposals of capital equipment are recorded by removing the costs and accumulated depreciation from the accounts and gains or losses on disposals are included in the results of operations.

             CARRYING VALUE OF LONG-LIVED ASSETS:

             The Company writes down the carrying value of long-lived assets to fair market value if the carrying value is considered to be impaired. The value is considered to be impaired if the carrying amount exceeds the undiscounted future net cash flows generated by the assets.

             REVENUE RECOGNITION:

             The Company recognizes revenue from gross product sales, less a provision for estimated future customer returns, upon shipment to the customer, upon fulfillment of acceptance terms, if any, when no significant contractual obligations remain outstanding and collection is considered probable. Additionally, the Company recognizes extended service revenue over the life of the service contract. During 1998, the Company recognized $2.5 million in revenue related to certain deliverables detailed in the joint development and marketing agreement with 3M concerning the ViewStation product line. In 1997, the Company recognized $3.0 million in revenue related to certain deliverables detailed in the joint development and marketing agreement with 3M concerning the ShowStation IP. The amounts recognized as revenue from these agreements approximate the amounts that would have been recognized using the percentage of completion methodology.

             RESEARCH AND DEVELOPMENT EXPENDITURES:

             Research and development expenditures are charged to operations as incurred.

             ADVERTISING:

             The Company expenses the production costs of advertising as the expenses are incurred. The production costs of advertising consist primarily of magazine advertisements, agency fees and other direct production costs. The advertising expense for the years ended December 31, 1999, 1998 and 1997 was $9.2 million, $5.2 million, $1.8 million, respectively. In 1998, the Company traded inventory for advertising barter trade credits which were reflected in prepaid assets and stated at a net book value of $770,000 as of December 31, 1998. No revenue was recognized on this transaction. In 1999, the inventory was returned in exchange for the return of the barter credits. Therefore, the net book value of the advertising barter trade credits was zero as of December 31, 1999.

             INCOME TAXES:

             Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

             TRANSLATION OF FOREIGN CURRENCIES:

             For all of the Company's foreign subsidiaries, the functional currency is the U.S. dollar. Accordingly, monetary assets and liabilities are translated at year-end exchange rates while nonmonetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and cost of revenue which are translated at historical rates. Foreign exchange gains and losses have not been significant to date and have been recorded in results of operations.

                                  POLYCOM,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             COMPUTATION OF NET INCOME (LOSS) PER SHARE:

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

             FAIR VALUE OF FINANCIAL INSTRUMENTS:

             Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Estimated fair values of investments, which are disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

             STOCK-BASED COMPENSATION:

             Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-based Compensation," encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to continue to account for employee stock options using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock and is recognized over the vesting period which is generally three to five years.

             The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18,"Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

             SOFTWARE FOR INTERNAL USE:

             In March 1998, American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. The Company adopted SOP 98-1 in 1999 and the adoption did not have a material impact on the Company's financial position and results of operations.

             ACQUISITIONS:

             On December 1, 1999, the Company completed the acquisition of Atlas Communication Engines, Inc., (Atlas) whereby a wholly owned subsidiary of Polycom, Inc. was merged with and into Atlas. Atlas designed, developed, marketed and sold high quality DSL customer premise equipment and internet access devices primarily on an OEM basis. Approximately 1.3 million shares of Polycom common stock were exchanged for all of the issued and outstanding capital stock of Atlas. In addition, outstanding stock options to purchase Atlas common stock were converted into options to purchase approximately
             0.5 million shares of Polycom common stock. The transaction was treated as a pooling of interests for financial reporting purposes and, consequently, all prior period figures have been restated as if the combined entity existed for all periods presented. All intercompany transactions between the two companies have been eliminated in consolidation. Polycom and Atlas had the same fiscal year end of December 31. Adjustments, related primarily to fixed asset capitalization, depreciation and inventory accounting, have been made to conform and align accounting policies between the two companies.

             On January 2, 1998, the Company completed the acquisition of ViaVideo Communications, Inc., (ViaVideo) whereby a wholly-owned subsidiary of Polycom, Inc. was merged with and into ViaVideo. ViaVideo was a development stage company that designed and developed high quality, low cost, easy to use, group

                                  POLYCOM,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             videoconferencing systems that utilize advanced video and audio compression technologies along with Internet/Web-based features. Approximately 8.7 million shares of Polycom common stock were exchanged for all of the issued and outstanding capital stock of ViaVideo. In addition, outstanding stock options to purchase ViaVideo common stock were converted into options to purchase approximately 1.1 million shares of Polycom common stock. The transaction was treated as a pooling of interests for financial reporting purposes and, consequently, all prior period figures were restated as if the combined entity existed for all periods presented. All intercompany transactions between the two companies have been eliminated in consolidation. Polycom and ViaVideo had the same fiscal year end of December 31 and activity from the start of fiscal 1998 to the merger date was not material. Further, there were no adjustments required to conform accounting policies between the two companies.

             The following table reconciles Polycom's previously reported revenue and earnings to the restated amounts ($ in thousands):


                                                                        Nine months
                                                                              ended           Year ended          Year ended
                                                                     Sept. 30, 1999        Dec. 31, 1998       Dec. 31, 1997
                                                                    ----------------     ----------------    -----------------
              Net revenues:
                 Polycom previously reported                              $ 136,113            $ 111,696            $ 46,630
                 Atlas                                                        3,466                5,190               3,764
                                                                    ----------------     ----------------    -----------------
                 Restated net revenues                                    $ 139,579            $ 116,886            $ 50,394
                                                                    ================     ================    =================

              Net income (loss):
                 Polycom previously reported                               $ 22,459             $ 14,759           $ (14,675)
                 Atlas                                                         (993)                 842                 580
                                                                    ----------------     ----------------    -----------------
                 Restated net income (loss)                                $ 21,466             $ 15,601           $ (14,095)
                                                                    ================     ================    =================


              Basic net income (loss) per share:
                 Polycom previously reported                                 $ 0.73               $ 0.54             $ (0.73)
                 Atlas                                                        (0.06)                 ---                0.07
                                                                    ----------------     ----------------    -----------------
                 Restated basic net income (loss) per share                  $ 0.67               $ 0.54             $ (0.66)
                                                                    ================     ================    =================

              Diluted net income (loss) per share:
                 Polycom previously reported                                 $ 0.65               $ 0.46             $ (0.73)
                 Atlas                                                        (0.06)                 ---                0.07
                                                                    ----------------     ----------------    -----------------
                 Restated diluted net income (loss) per share                $ 0.59               $ 0.46             $ (0.66)
                                                                    ================     ================    =================


             COMPREHENSIVE INCOME:

             Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, (SFAS No.
             130), "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income are as follows:


                                                                               December 31,
                                                                    ------------------------------------
                                                                               1999               1998
                                                                    ----------------     --------------
             Net Income                                                    $ 29,353           $ 15,601
             Unrealized loss on investments                                     (85)                  -
                                                                    ----------------     --------------

             Comprehensive income                                           $ 29,268          $ 15,601
                                                                    ================     ==============

                                  POLYCOM,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             RECENT PRONOUNCEMENTS:

             In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. Although the Company does not believe SFAS 133 will have a material effect on its operations and financial position, the Company has not yet fully determined this statement's impact.

             In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the second quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on the Company's financial position and results of operations.

         3.  INVESTMENTS:

             Investments at December 31, 1999 and 1998 comprise (in thousands):


                                                             Fair           Cost
                                                            Value          Basis
                                                     -----------------------------
                INVESTMENTS - CURRENT:
                US government securities                  $ 7,718        $ 7,743
                State and local governments                 5,520          5,520
                Corporate debt securities                  11,577         11,577
                                                     -----------------------------
                       Total                             $ 24,815       $ 24,840

                INVESTMENTS - NONCURRENT:
                US government securities                  $ 3,762        $ 3,777
                State and local governments                 7,976          8,013
                Corporate debt securities                   3,312          3,320
                                                     -----------------------------
                                                         $ 15,050       $ 15,110
                                                     -----------------------------
              Balances at December 31, 1999              $ 39,865       $ 39,950
                                                     =============================

                INVESTMENTS - CURRENT:
                US government securities                   $2,611         $2,611
                Foreign Government Securities                 504            504
                Corporate debt securities                   2,368          2,368
                                                     -----------------------------
              Balances at December 31, 1998               $ 5,483        $ 5,483
                                                     =============================


             All current investments as of December 31, 1999 and 1998 mature within one year. Noncurrent investments mature within two years. During 1999 and 1998, there were no realized gains or losses on the disposal of investments.

                                  POLYCOM,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         4.  INVENTORIES:

             Inventories consist of the following (in thousands)


                                                                                          December 31,
                                                                               -----------------------------------
                                                                                         1999                1998
                                                                               ---------------     ---------------
              Raw materials                                                           $ 1,542            $  1,601
              Finished goods                                                           16,594              15,725
                                                                               ---------------     ---------------
              Total inventories                                                       $18,136            $ 17,326
                                                                               ===============     ===============


         5.  FIXED ASSETS:

             Fixed assets, net, consist of the following (in thousands):


                                                                                          December 31,
                                                                            ------------------------------------
                                                                                    1999                 1998
                                                                            ---------------      ---------------
                     Computer equipment and software                            $ 12,777               $6,507
                     Equipment, furniture and fixtures                             4,456                3,866
                     Tooling equipment                                             4,732                4,700
                     Leasehold improvements                                          687                  567
                                                                               ------------         ------------
                                                                                  22,652               15,640

                     Less accumulated depreciation and amortization               12,857                8,838
                                                                               ------------         ------------
                                                                                 $ 9,795               $6,802
                                                                               ============         ============


         6.  OTHER ACCRUED LIABILITIES:

             Other accrued liabilities consist of the following (in thousands):


                                                                                         December 31,
                                                                            ------------------------------------
                                                                                    1999                 1998
                                                                            ---------------      ---------------
                     Accrued expenses and legal fees                             $ 5,202              $ 3,127
                     Warranty reserve                                              2,814                1,721
                     Deferred service revenue                                      1,247                  270
                     Sales tax payable                                               661                  579
                     Employee stock purchase plan withholding                        663                  391
                     Other accrued liabilities                                       767                  696
                                                                               ------------         ------------
                                                                                 $11,354              $ 6,784
                                                                               ============         ============


         7.  BUSINESS RISKS AND CREDIT CONCENTRATION:

            The Company sells a limited number of products which serve the communications equipment market. A substantial majority of the Company's net revenues are derived from sales of the SoundStation and ViewStation products. Any factor adversely affecting demand or supply for the SoundStation and ViewStation products could materially adversely affect the Company's business and financial performance.

                                  POLYCOM,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Currently, the Company subcontracts the manufacturing of a majority of its products through one subcontractor in Asia. The Company believes that there are a number of alternative contract manufacturers that could produce the Company's products, but in the event of a reduction or interruption of supply, it could take a significant period of time to qualify an alternative subcontractor and commence manufacturing. The effect of such reduction or interruption in supply on results of operations would be material. Additionally, the Asian economy has gone through some recent problems which, as yet, have not had a material impact on the supply of Polycom product from the subcontractor used in this region. However, should the economic problems in Asia persist, it could create an interruption in supply which could materially adversely affect the results of operations.

             The Company's cash, cash equivalents and investments are maintained with three international investment management companies and five commercial banks and their international affiliates, and are invested in the form of demand deposit accounts, money market accounts, corporate debt securities and government securities. Deposits in these institutions may exceed the amount of insurance provided on such deposits.

             The Company markets its products to distributors and end-users throughout the world. Management performs ongoing credit evaluations of the Company's customers and maintains an allowance for potential credit losses. The expansion of Polycom's product offerings may increase the Company's credit risk as customers place larger orders for the new products. There can be no assurance that the Company's credit loss experience will remain at or near historic levels.


         8.  COMMITMENTS AND CONTINGENCIES:

             LITIGATION:

             On September 3, 1997, VTEL Corporation ("VTEL") filed a lawsuit in the State District Court in Travis County, Texas against ViaVideo Communications, Inc., a subsidiary of Polycom, and its founders (who were formerly employed by VTEL). On May 27, 1998, VTEL amended its suit to add Polycom as a defendant. In the lawsuit, VTEL alleged breach of contract, breach of confidential relationship, disclosure of proprietary information and related allegations. ViaVideo, its founders and Polycom answered the suit, denying in their entirety VTEL's allegations (see Note 15 Subsequent Events).


             STANDBY LETTER OF CREDIT:

             The Company has several standby letters of credit totaling approximately $200,000 which have been issued to guarantee certain of the Company's foreign office lease obligations and other contractual obligations. The Company also maintains, from time to time, commercial letters of credit as payments for the importation of certain products. The amounts do not exceed $300,000 and are outstanding less than 120 days.

             The Company had a $300,000 standby letter of credit that was issued in 1997 to guarantee certain of the Company's contractual obligation. This letter of credit was canceled in October 1999.

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


             LICENSE AGREEMENT:

             The Company entered into an agreement to license software to be incorporated into its web-based products. Under the agreement, the Company was obligated to pay annual minimum license fees, ranging from $15,000 to

                                  POLYCOM,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             $35,000 through the year 2001 and the Company could cancel the agreement at any time, provided it had paid a minimum of $200,000 in connection with the agreement. As of December 31, 1998, the Company had paid $275,000 of the minimum license fees. In February 1999, the Company re-negotiated the terms of the contract and paid a lump sum figure of $195,000. Under the terms of this new contract, the Company has no further obligation regarding any fees associated with this licensed software.

             LEASES:

             The Company leases certain office facilities and equipment under noncancelable operating leases expiring between 2000 and 2007. Future minimum lease payments are as follows (in thousands):



                     YEAR ENDING DECEMBER 31,                                                             Leases
                     ------------------------                                                    --------------------
                     2000                                                                                $  2,514
                     2001                                                                                   2,751
                     2002                                                                                   2,682
                     2003                                                                                   2,781
                     2004                                                                                   2,895
                     Thereafter                                                                             5,929
                                                                                                  -------------------

                     Minimum future lease payments                                                       $ 19,552
                                                                                                  ===================


             In November 1999, the Company leased 102,240 square feet of office space for its headquarters location in Milpitas, California. This lease is due to expire in January 2007. Under the terms of the lease, the Company is responsible for related maintenance, taxes and insurance. In all other material facility leases, the Company is responsible for related maintenance, taxes and insurance.

             Rent expense for the years ended December 31, 1999, 1998 and 1997 was $ 2.3 million, $1.3 million and $692,000, respectively.


         9.  CREDIT ARRANGEMENTS:

             The Company has available a $15.0 million bank revolving line of credit under an agreement with a bank. Borrowings under the line are unsecured and bear interest at the bank's prime rate (8.50% at December 31, 1999) or at an offshore interbank offered rate (IBOR) plus 0.65% (approximately 6.3% to 7.1%, depending on the term of the borrowings at December 31, 1999). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. The line expires on October 31, 2000 but may be renewed by the Company for an additional year so long as certain liquidity measures are met at the time of renewal. The weighted average interest rates for the years ended December 31, 1999, 1998 and 1997 were 8.1%, 8.4% and 9.3%, respectively.

             Prior to October 1999, the Company had a revolving line of credit with a bank for the lesser of $5,000,000 or the sum of 80% of eligible domestic trade accounts receivable and 50% of foreign trade accounts receivable, as defined, less the sum of the aggregate outstanding face amount of all letters of credit issued under the line. The line of credit expired in October 1999. Borrowings under the line were subject to certain financial covenants and restrictions on indebtedness, equity distributions, financial guarantees, business combinations and other related items and were collateralized by substantially all of the Company's assets.

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

                                  POLYCOM,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             There were no balances outstanding for the above mentioned lines of credit for the periods presented.


         10. STOCKHOLDERS' EQUITY:

             PREFERRED STOCK:

             In March 1996, the Company authorized 18,095,690 shares of preferred stock. In May 1998, the Company reduced the authorized shares of preferred stock to 5,000,000. As of December 31, 1997, the Company had 7,102,104 authorized shares of convertible preferred stock, of which, 5,809,094 shares were outstanding. During 1998, the outstanding convertible preferred shares were converted to common stock before the merger between Polycom and ViaVideo Communications. As of December 31, 1999, the Company has no shares of preferred stock outstanding.

             COMMON STOCK:

             As of December 31, 1999, 539,941 shares of common stock, stemming primarily from the founder stock of ViaVideo Communications, Inc., were outstanding but subject to repurchase.

             STOCK OPTION PLAN:

             In 1996, the Board of Directors reserved 3,125,000 shares of common stock under its 1996 Stock Option Plan (the Plan) for issuance to employees and directors of the Company. In 1997 and 1999, an additional 1,000,000 shares and 1,500,000 shares, respectively, were reserved through a shareholder vote. The Plan supersedes the 1991 Stock Option Plan (91 Plan).

             In 1996, ViaVideo Communications, Inc. reserved 887,763 shares of common stock under the 1996 ViaVideo Communications, Inc. Stock Option Plan (ViaVideo Plan) for issuance to employees of ViaVideo. In 1997, an additional 710,210 shares were reserved through a shareholder vote. The ViaVideo Plan was assumed by Polycom pursuant to the Merger Agreement on January 2, 1998. All remaining option shares available for grant and subsequent cancellations of option shares under the ViaVideo Plan expired or will expire as no additional option shares can be granted from the ViaVideo Plan subsequent to the merger.

             In 1996, Atlas Communication Engines, Inc. reserved 439,868 shares of common stock under the 1996 Stock Incentive Plan (Atlas Plan) for issuance to employees of Atlas. In 1997, an additional 175,947 shares were reserved through a shareholder vote. The Atlas Plan was assumed by Polycom pursuant to the Merger Agreement on December 1, 1999. All remaining option shares available for grant and subsequent cancellations of option shares under the Atlas Plan expired or will expire as no additional option shares can be granted from the Atlas Plan subsequent to the merger.

             Under the terms of the Plan, the 91 Plan, the ViaVideo Plan, and the Atlas Plan, options may be granted at prices not lower than fair market value at date of grant as determined by the Board of Directors. The options granted under the ViaVideo Plan and the 91 Plan are immediately exercisable, expire in ten years from the date of grant, and the unvested shares issued upon exercise of the options are generally subject to a right of repurchase by the Company upon termination of employment with the Company. Options granted under the Plan and the Atlas Plan expire ten years from the date of grant and generally are only exercisable upon vesting.

             Options granted under the Plan prior to December 1998 and under the 91 Plan normally vest at 20% after completing one year of service to the Company and the remaining amount equally over 48 months until fully vested after five years. Options granted under the ViaVideo Plan normally vest monthly for each month of service to the Company until fully vested after four years. Options granted under the Atlas Plan normally vest at 33% after completing one year of service to the Company and the remaining amount in equal quarterly installments over the next eight quarters until fully vested after three years. For new options granted under the Plan beginning in December 1998, the options normally vest at 25% after completing one year of service to the Company and the remaining amount equally over 36 months until fully vested after four years. In addition, as a special bonus to employees, option grants that become fully vested after one year of service to the Company

                                  POLYCOM,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             have been made under the Plan and the Atlas Plan. While there are many option grants with vesting schedules different than those described, generally vesting of options is consistent within each of the plans.

             Activity under the Plan is as follows (in thousands, except share and per share data):


                                                        Shares                         Outstanding Options
                                                                  ---------------- ----------------- -------------- ----------------
                                                       Available      Number           Exercise        Aggregate      Weighted Avg
                                                       for Grant    of Shares           Price           Price       Exercise Price
                                                 -----------------------------------------------------------------------------------
             Balances, December 31, 1996               2,783,521    1,589,803       $ 0.15-$ 9.00       $  7,267       $  4.57
             Options reserved                          1,710,210          ---                 ---            ---           ---
             Options granted                          (4,103,422)   4,103,422       $ 0.08-$ 6.06         12,190       $  2.97
             Options exercised                               ---     (361,378)      $ 0.08-$ 4.75           (127)      $  0.35
             Options canceled                            802,561     (802,561)      $ 0.08-$ 9.00         (4,343)      $  5.41
             Shares repurchased                           12,091          ---                 ---            ---           ---
                                                 -----------------------------------------------------------------------------------
             Balances, December 31, 1997               1,204,961    4,529,286       $ 0.08-$ 9.00       $ 14,987       $  3.31

             Options reserved                            175,947          ---                 ---            ---           ---
             Options granted                          (1,031,694)   1,031,694       $ 2.85-$20.56         13,803       $ 13.38
             Options exercised                               ---     (791,180)      $ 0.08-$ 9.00         (1,651)      $  2.09
             Options canceled                            389,405     (389,405)      $ 0.15-$15.13         (1,996)      $  5.13
             Options expired                            (227,768)         ---                 ---            ---           ---
                                                 -----------------------------------------------------------------------------------
             Balances, December 31, 1998                 510,851    4,380,395       $ 0.08-$20.56       $ 25,143       $  5.74

             Options reserved                          1,500,000          ---                 ---            ---           ---
             Options granted                          (1,812,034)   1,812,034       $ 5.69-$63.88         61,682       $ 34.04
             Options exercised                               ---   (1,108,136)      $ 0.08-$32.00         (4,572)      $  4.13
             Options canceled                            293,479     (293,479)      $ 2.00-$45.00         (4,514)      $ 15.38
             Options expired                            (139,096)         ---                 ---            ---           ---
                                                 -----------------------------------------------------------------------------------
             Balances, December 31, 1999                 353,200    4,790,814       $ 0.08-$63.88       $ 77,739       $ 16.23


             As of December 31, 1999, 1998 and 1997, 1,173,731, 1,841,971,
             1,894,287 outstanding options were exercisable at an aggregate average exercise price of $3.62, $2.33, and $1.43, respectively. Of these options that were exercisable, 369,319, 677,066 and 1,174,149 as of December 31, 1999, 1998 and 1997, respectively, were unvested and, the shares received on exercise would be subject to repurchase. In addition, as of December 31, 1999, 60,541 shares of common stock acquired under the Plan, the 91 Plan and ViaVideo Plan ("the Plans") were subject to repurchase.

             In March 1997, the Company implemented an option cancellation and regrant program for employees (other than executive officers) holding stock options with exercise prices per share in excess of $4.50. Outstanding options covering an aggregate of 223,200 shares with exercise prices in excess of $4.50 per share were canceled and new options for the same number of shares were granted with an exercise price of $4.38 per share. The new options vest over a five-year period beginning on March 5, 1997.

                                  POLYCOM,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             The options outstanding and currently exercisable by exercise price at December 31, 1999 are as follows:


                                                              Options Outstanding            Options Currently Exercisable
                                 -------------------------------------------------     -----------------------------------
                                                       Weighted
                                                        Average           Weighted                               Weighted
                       Range of                       Remaining            Average                                Average
                       Exercise          Number     Contractual           Exercise               Number          Exercise
                          Price     Outstanding      Life (Yrs)              Price          Exercisable             Price
             ---------------------------------------------------------------------     -----------------------------------
                  $0.08 - $0.21         406,460            7.18              $0.15              406,460              $0.15
                  $0.23 - $0.57         107,676            6.13              $0.51              107,676              $0.51
                  $1.00 - $2.56          96,418            7.33              $2.21               96,418              $2.21
                  $2.56 - $6.38       1,842,994            7.45              $4.54              372,897              $3.82
                 $7.20 - $13.63         360,152            8.28             $10.49              136,129             $11.34
                $15.13 - $25.00         531,019            8.96             $20.89               49,307             $16.62
                $25.13 - $29.56         104,625            8.37             $26.95                4,844             $26.75
                $32.00 - $34.94         994,770            9.40             $34.83                  ---              $0.00
                $35.75 - $62.50         330,450            9.08             $47.49                  ---              $0.00
                $63.88 - $63.88          16,250            9.92             $63.88                  ---              $0.00
                                 -------------------------------------------------     ------------------------------------
                                      4,790,814            8.17             $16.23            1,173,731              $3.62
                                 ===============                                       ==================


             Consistent with the disclosure provisions of SFAS No. 123, the Company's net income or loss and basic and diluted net income or loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                                    Year ended    Year ended   Year ended
                                                                                       1999          1998         1997
                                                                                   ------------- ------------ ------------
             Net income/(loss) - as reported                                           $29,353      $15,601     $(14,095)
             Net income/(loss) - pro forma                                             $17,238       $9,578     $(18,828)
             Basic net income/(loss) per share - as reported                             $0.90        $0.54       $(0.66)
             Basic net income/(loss) per share - pro forma                               $0.53        $0.33       $(0.88)
             Diluted net income/(loss) per share - as reported                           $0.81        $0.46       $(0.66)
             Diluted net income/(loss) per share - pro forma                             $0.47        $0.28       $(0.88)


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

             The fair value of each option grant is estimated on the date of grant using the multiple options approach with the Black-Scholes model with the following weighted average assumptions:


                              Risk-free interest rate           5.09% - 5.66%
                              Expected life (yrs)                         0.5
                              Expected dividends                          ---
                              Expected volatility                   0.6 - 0.8


             The weighted average fair value of options granted pursuant to the Plans were $19.06, $6.40 and $3.06 in 1999, 1998 and 1997, respectively.

             The weighted average expected life was calculated based on the vesting period and an aggregate exercise behavior. This exercise behavior was based on historical exercise patterns. The risk-free interest rate was calculated in accordance with the grant date and expected life.

                                  POLYCOM,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             The Company has also estimated the fair value of purchase rights issued under the Employee Stock Purchase Plan. Rights under this plan were also evaluated using the Black-Scholes option-pricing model. The Company's plan is described in Note 11. Purchase periods occur twice yearly and each effectively contains a 6-month option.


                                                          January 1999       July 1999
                                                       ---------------- ----------------
                     Risk free interest rate                     5.09%            5.09%
                     Expected life (yrs)                           0.5              0.5
                     Expected dividend yield                       ---              ---
                     Expected volatility                           0.8              0.8


             The weighted average fair value of purchase rights granted pursuant to the Employee Stock Purchase Plan in 1999 and 1998 was $5.55 and $3.38, respectively.

             UNEARNED STOCK-BASED COMPENSATION:

             In connection with certain stock option grants during 1999, the Company recorded unearned stock-based compensation cost totaling $2.4 million which is being recognized over the vesting period of the related options of three years. Amortization expense associated with unearned stock compensation totaled $447,000 for 1999.

             WARRANTS:

             In connection with a joint marketing and development agreement, dated March 28, 1997, for the ShowStation IP, Polycom granted 3M warrants to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $7.50 per share. The warrants were due to expire in March 1999 and were exercised on March 1, 1999. The warrants were valued at approximately $40,000 on the date of grant using the Black-Scholes model. As of December 31, 1999, the Company had no warrants outstanding.

             PREFERRED SHARE PURCHASE RIGHTS PLAN:

             On July 15, 1998, pursuant to a Preferred Shares Rights Agreement between Polycom, Inc. and BankBoston N.A., as Rights Agent, the Company's Board of Directors declared a dividend of one right to purchase one one-thousandth of a share of the Company's Series A Preferred Stock for each outstanding share of Common Stock, par value of $0.0005 per share, of the Company. The dividend was payable on July 31, 1998 to stockholders of record as of the close of business on that day. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred at an exercise price of $90.00, subject to adjustment. The Rights become exercisable (the Distribution Date) upon the earlier of: (i) fifteen days following the first date a public announcement by the Company or an Acquiring Person that an Acquiring Person has become such (the Shares Acquisition
             Date) and (ii) fifteen days (or such later date as may be determined by the Board of Directors) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in a person or group becoming an Acquiring Person. A person or group of affiliated or associated persons that beneficially owns, or has the right to acquire beneficial ownership of, 20% or more of the outstanding Common Shares is referred to as an "Acquiring Person." The Rights will expire on the earliest of (i) July 15, 2008 (the Final Expiration Date) or (ii) redemption or exchange of the Rights as described below.

             Unless the Rights are earlier redeemed, in the event that a person becomes an Acquiring Person (a Triggering Event), each holder of a Right which has not theretofore been exercised (other than Rights beneficially owned by the Acquiring Person or any affiliate of the Acquiring Person, which will thereafter be void) will thereafter have the right to receive, upon exercise, Common Shares having a value equal to two times the Purchase Price. The Company may instead substitute cash, assets or other securities for the Common Shares for which the Rights would have been exercisable.

                                  POLYCOM,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


        11.  EMPLOYEE BENEFITS PLANS:

             401 (k) PLAN:

             The Company has a 401 (k) Plan (the 401(k) Plan), which covers substantially all employees. Each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 20% of their compensation, subject to current statutory limitations. The Company, at the discretion of the Board of Directors, may make matching contributions to the 401(k) Plan but has not done so through 1999. Beginning with fiscal year 2000, however, the Company will match 50% of the first 3% of compensation employees contribute to the 401(k) Plan, up to a maximum of $500 per participating employee per year.

             EMPLOYEE STOCK PURCHASE PLAN:

             Under the Employee Qualified Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during offering periods of up to a maximum of 24 months with purchase dates approximately every six months (beginning each February and August). The Company has reserved 1,000,000 shares of common stock for issuance under the plan. Shares are purchased through employees' payroll deductions, up to a maximum of 15% of employees' compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the date of the employee's entrance to the offering period or the purchase date. No participant may purchase more than 1,500 shares or $25,000 worth of common stock in any one calendar year.

                                  POLYCOM,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        12.  INCOME TAXES:

             Income tax expense consists of the following (in thousands):


                                                                                    Year ended December 31,
                                                                   ---------------------------------------------------------
                                                                                1999                1998               1997
                                                                   ------------------    ----------------    ---------------
             CURRENT
             U. S. Federal                                         $          20,460     $         3,415     $          171
             Foreign                                                             337                  35                ---
             State and local                                                     817                 893                ---
                                                                   ------------------    ----------------    ---------------
             Total current                                         $          21,614     $         4,343     $          171

             DEFERRED
             U. S. Federal                                         $          (6,538)    $        (2,594)    $          ---
             Foreign                                                            (130)                ---                ---
             State and local                                                  (1,330)                ---                ---
                                                                   ------------------    ----------------    ---------------
             Total deferred                                        $          (7,998)    $        (2,594)    $          ---
                                                                   ------------------    ----------------    ---------------

             Income tax expense                                    $          13,616     $         1,749     $          171
                                                                   ==================    ================    ===============


             The sources of income (loss) before the provision for income taxes are as follows (in thousands):


                                                                                    Year ended December 31,
                                                                   ---------------------------------------------------------
                                                                                1999                1998               1997
                                                                   ------------------    ----------------    ---------------
             United States                                         $          49,765     $        17,262     $      (13,924)
             Foreign                                                          (6,796)                 88                ---
                                                                   ------------------    ----------------    ---------------
             Income (loss) before provision for income taxes       $          42,969     $        17,350     $      (13,924)
                                                                   ==================    ================    ===============


             The Company's tax provision differs from the provision computed using statutory tax rates as follow (in thousands):


                                                                                      Year Ended December 31,
                                                                           -----------------------------------------------
                                                                                  1999             1998              1997
                                                                           ------------    -------------    --------------
             Federal tax at statutory rate                                    $ 15,039           $5,778           $(4,931)

             State taxes, net of federal benefit                                 1,719            1,007               (51)
             Nondeductible expenses                                              1,603               83               117
             Alternative Minimum Tax                                                 -                -                38
             Foreign losses at tax rates different than U.S.                     2,586                -                 -
             Change in valuation allowance                                      (7,679)          (3,863)            6,094
             Current NOL and credit utilization                                 (2,183)          (1,256)             (837)
             Other                                                               2,531                -              (259)
                                                                           ------------    -------------    --------------
             Tax provision                                                    $ 13,616           $1,749            $  171
                                                                           ============    =============    ==============

                                  POLYCOM,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             The tax effects of temporary differences that give rise to the deferred tax assets are presented below (in thousands):


                                                                                     1999              1998            1997
                                                                           ---------------     -------------    ------------
              Fixed assets, principally due to differences in
               depreciation                                                       $  739           $  1,998         $   552
              Other accrued liabilities                                            7,938              5,123           3,627
              Capitalized research expenditures                                      ---                246             334
              Net operating loss carryforwards                                     1,681              2,553           4,746
              Tax credit carryforwards                                               247                353           2,283
              Other                                                                  ---               ---             ---
              Valuation allowance                                                    ---             (7,679)        (11,542)
                                                                           ---------------     -------------    ------------
              Net deferred tax asset                                            $ 10,605           $ 2,594         $   ---
                                                                           ===============     =============    ============


             The valuation allowance established in prior years was reversed in 1999 due to the Company's belief that the deferred tax assets will more likely than not be realized.

             As of December 31, 1999, the Company has tax net operating loss carryforwards for tax purposes of approximately $4,799,000 and tax credit carryforwards of $247,000. These net operating loss carryforwards expire in the years 2007 through 2015 and the tax credit carryforwards have an unlimited carryover. The future utilization of the Company's net operating loss and credit carryforwards are subject to a certain limitation due to changes in ownership that occurred in 1998.


        13.  BUSINESS SEGMENT INFORMATION:

             The Company operates in one business segment, named Communications, and markets its products in the United States and in foreign countries through resellers. Assets outside the United States are insignificant.

             The Company's net revenues are all denominated in U.S. dollars and are summarized as follows (in thousands):


                                                                         Year Ended December 31,
                                                                --------------------------------------------
                                                                         1999            1998          1997
                                                                -------------- --------------- -------------
                       United States                                $ 133,691        $ 89,217      $ 39,057
                       Canada                                           4,583             927           545
                                                                   -----------    ------------    ----------
                       North America                                  138,274          90,144        39,602

                       Europe, Middle East & Africa                    38,891          15,578         5,446
                       Asia                                            18,029           8,138         4,148
                       Caribbean & Latin America                        4,873           3,026         1,198
                                                                -------------- --------------- -------------
                       Total International                             61,793          26,742        10,792
                                                                -------------- --------------- -------------
                                                                    $ 200,067       $ 116,886      $ 50,394
                                                                ============== =============== =============

                                  POLYCOM,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             The percentage of total net revenues for the Video Communications, Voice Communications and Network Access product lines were as follows:


                                                                                    Year Ended December 31,
                                                                           --------------------------------------
                                                                              1999        1998          1997
                                                                           --------------------------------------
              Video communications                                                63%          48%           11%
              Voice communications                                                34%          48%           81%
              Network access products                                              3%           4%            8%
                                                                           --------------------------------------
              Total net revenues                                                 100%         100%          100%
                                                                           ======================================


             Lucent Technologies, Inc. accounted for 11%, 11% and 10% of net revenue in 1999, 1998 and 1997, respectively.


        14.  EARNINGS PER SHARE (EPS) DISCLOSURES:

              In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands except per share amounts).


                                                                                  Year Ended December 31,
                                                                           --------------------------------------
                                                                              1999        1998          1997
                                                                           --------------------------------------
              Numerator - basic and diluted EPS
                 Net income (loss)                                            $29,353     $ 15,601     $ (14,095)
                                                                           ======================================
              Denominator - Basic EPS
                Weighted average common stock outstanding                      33,452       30,382        21,489
                 Shares subject to repurchase                                    (916)      (1,572)          ---
                                                                           --------------------------------------
              Total Shares used in calculation of Basic EPS                    32,536       28,810        21,489
                                                                           --------------------------------------
              Basic net income (loss) per share                               $  0.90      $  0.54      $  (0.66)
                                                                           ======================================
              Denominator - Diluted EPS
                 Denominator - Basic EPS                                       32,536       28,810        21,489
                 Effect of Dilutive Securities:
                   Common stock options                                         2,795        2,694           ---
                   Shares subject to repurchase                                   916        1,572           ---
                   Convertible warrants and preferred                             211          771           ---
                                                                           --------------------------------------
              Total Shares used in calculation of Diluted EPS                  36,458       33,847        21,489
                                                                           --------------------------------------
              Diluted net income (loss) per share                             $  0.81      $  0.46      $  (0.66)
                                                                           ======================================


             Stock options to purchase 4,529,286 shares of common stock at prices ranging from $0.08 to $9.00 and 5,809,094 shares of preferred stock were outstanding at December 31, 1997 but were not included in the computation of diluted net loss per share as they were antidilutive.

             Associated with the joint marketing and development agreement concerning the ShowStation IP with Minnesota, Mining and Manufacturing Company ("3M"), 3M was granted 2,000,000 warrants to purchase common stock at $7.50 per share. These warrants were antidilutive at December 31, 1997 and, therefore, were not considered in the Diluted EPS figure.

                                  POLYCOM,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        15.  SUBSEQUENT EVENT:

             On September 3, 1997, VTEL Corporation (VTEL) filed a lawsuit in the State District Court in Travis County, Texas against ViaVideo Communications, Inc., a subsidiary of Polycom, and its founders (who were formerly employed by VTEL). On May 27, 1998, VTEL amended its suit to add Polycom as a defendant. In the lawsuit, VTEL alleged breach of contract, breach of confidential relationship, disclosure of proprietary information and related allegations. ViaVideo, its founders and Polycom answered the suit, denying in their entirety VTEL's allegations. On March 3, 2000, VTEL voluntarily dismissed the allegations against Polycom and ViaVideo with prejudice for no consideration.

                                  POLYCOM, INC.
                      INDEX TO FINANCIAL STATEMENT SCHEDULE


                                                                                                 Page
         Report of PricewaterhouseCoopers  LLP, Independent Accountants, on the
             Financial Statement Schedule                                                         S-2
         Schedule II - Valuation and Qualifying Accounts.                                         S-3

     REPORT OF INDEPENDENT ACCOUNTANTS ON THE FINANCIAL STATEMENTS SCHEDULE



To the Board of Directors
of Polycom, Inc

Our audits of the consolidated financial statements referred to in our report dated January 28, 2000, except for note 15, which is as of March 3, 2000, appearing on page F-2 of this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
San Jose, California
January 28, 2000

SCHEDULE II

                                  POLYCOM, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                                        Balance at                             Balance at
                                                                         Beginning                               End of
                              Description                                of Period    Additions   Deductions     Period
Year ended December 31, 1999
                  Allowance for Doubtful Accounts                         $    871     $    433     $    ---     $ 1,304
                  Provision for Obsolete Inventory                        $  2,378     $  4,958     $   (594)    $ 6,742
                  Tax Valuation Allowance                                 $  7,679     $    ---     $ (7,679)    $   ---

Year ended December 31, 1998
                  Allowance for Doubtful Accounts                         $    471     $    400     $    ---     $   871
                  Provision for Obsolete Inventory                        $  2,419     $  2,799     $ (2,840)    $ 2,378
                  Tax Valuation Allowance                                 $ 11,542     $    ---     $ (3,863)    $ 7,679

Year ended December 31, 1997
                  Allowance for Doubtful Accounts                         $    436     $     30     $     (5)    $   471
                  Provision for Obsolete Inventory                        $  1,074     $  1,368     $    (23)    $ 2,419
                  Tax Valuation Allowance                                 $  5,448     $  6,094     $    ---     $11,542