Form 10-Q
period 2000-04-02
POLYCOM INC
filed 2000-05-17
CIK 1010552

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000

                                       or

    Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934
                        For the transition period from to

                         COMMISSION FILE NUMBER 0-27130

                                 POLYCOM, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       94-3128324
--------------------------------                  -----------------------------
(State or other jurisdiction of                            (IRS employer
incorporation or organization)                        identification number)

1565 BARBER LANE,  MILPITAS, CA.                              95035
----------------------------------------          -----------------------------
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

There were 35,356,134 shares of the Company's Common Stock, par value $.0005, outstanding on May 5, 2000.

                                  POLYCOM, INC.

                                      INDEX

                               REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                                                                                       Page
                                                                                                      NUMBER
                                                                                                      ------
PART I            FINANCIAL INFORMATION

         Item 1    Financial Statements (unaudited for periods ending March 31, 2000 and 1999):

                  Condensed Consolidated Balance Sheets as of March 31, 2000 and
                  December 31, 1999.............................................................        3

                  Condensed Consolidated Statements of Income for the Three
                  Month Periods Ended March 31, 2000 and March 31, 1999.........................        4

                  Condensed Consolidated Statements of Cash Flows for the Three
                  Month Periods Ended March 31, 2000 and March 31, 1999.........................        5

                  Notes to Condensed Consolidated Financial Statements..........................        6

         Item 2    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................................        9

         Item 3   Quantitative and Qualitative Disclosures About Market Risk....................        20

PART II           OTHER INFORMATION

                  Item 1 - Legal Proceedings....................................................        21
                  Item 2 - Changes in Securities................................................        21
                  Item 3 - Defaults Upon Senior Securities......................................        21
                  Item 4 - Submission of Matters to a Vote of Security Holders..................        21
                  Item 5 - Other Information....................................................        21
                  Item 6 - Exhibits and Reports on Form 8-K.....................................        21

SIGNATURE.......................................................................................        22

PART 1                     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                  POLYCOM, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                  March 31,           December 31,
                                                                    2000                 1999
                                                               ----------------      -------------
                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                    $      49,091         $      35,952
  Short-term investments                                              14,477                24,815
  Accounts receivable, net of allowance for doubtful
     accounts of $1,439 at March 31, 2000 and
     $1,304 at December 31, 1999                                      52,758                47,445
  Inventories                                                         24,698                18,136
  Deferred and refundable taxes                                       11,715                 9,059
  Other current assets                                                 4,640                 2,368
                                                               -------------         -------------
    Total current assets                                             157,379               137,775
Fixed assets, net                                                     12,143                 9,795
Long-term investments                                                 15,269                15,050
Licenses                                                               8,182                     -
Other assets                                                           2,085                 2,101
                                                               -------------         -------------
      Total assets                                             $     195,058         $     164,721
                                                               =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $      33,829         $      26,433
  Taxes payable                                                       13,481                 9,633
  Accrued and other current liabilities                               14,068                15,385
                                                               -------------         -------------
    Total current liabilities                                         61,378                51,451
                                                               -------------         -------------
Stockholders' equity:
  Common stock                                                            18                    17
  Additional paid-in capital                                         106,080                97,594
  Unrealized loss on marketable securities                               (83)                  (85)
  Unearned stock-based compensation                                   (1,661)               (1,953)
  Accumulated earnings                                                29,326                17,697
                                                               -------------         -------------
    Total stockholders' equity                                       133,680               113,270
                                                               -------------         -------------
      Total liabilities and stockholders' equity               $     195,058         $     164,721
                                                               =============         =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  POLYCOM, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                         Three Months Ended
                                                                   March 31,          March 31,
                                                                    2000                1999
                                                               --------------       ------------
Net revenues                                                   $     67,295         $     41,314
Cost of net revenues                                                 29,737               19,533
                                                               ------------         ------------
    Gross profit                                                     37,558               21,781
                                                               ------------         ------------

Operating expenses:
  Sales and marketing                                                12,160                7,411
  Research and development                                            7,449                3,926
  General and administrative                                          3,296                1,552
  Litigation reserve release                                         (1,843)                   -
                                                               ------------         ------------
    Total operating expenses                                         21,062               12,889
                                                               ------------         ------------

Operating income                                                     16,496                8,892

Interest income, net                                                    790                  303
Other income (expense)                                                   71                   (6)
                                                               ------------         ------------
    Income before taxes                                              17,357                9,189

Provision for income taxes                                            5,728                1,449
                                                               ------------         ------------

Net income                                                     $     11,629         $      7,740
                                                               ============         ============

Basic net income per share                                     $       0.34         $       0.25
                                                               ============         ============

Diluted net income per share                                   $       0.31         $       0.22
                                                               ============         ============

Weighted average shares outstanding for basic EPS                    34,459               30,925
                                                               ============         ============
Weighted average shares outstanding for diluted EPS                  37,785               35,626
                                                               ============         ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  POLYCOM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                   Three Months Ended
                                                                                          ------------------------------------
                                                                                             March 31,            March 31,
                                                                                               2000                  1999
                                                                                          ---------------       --------------
Cash flows from operating activities:
Net income                                                                                $       11,629        $       7,740
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                                                    1,487                  901
  Provision for doubtful accounts                                                                    189                  ---
  Provision for excess and obsolete inventories                                                    1,044                1,301
  Tax benefit from exercise of stock options                                                       4,530                1,466
  Amortization of stock-based compensation                                                           292                    7
   Changes in assets and liabilities:
   Accounts receivable                                                                           (5,502)              (4,653)
   Inventories                                                                                   (7,606)                  285
   Deferred taxes                                                                                (2,656)              (3,157)
   Other assets                                                                                  (2,117)                (676)
   Accounts payable                                                                                7,396                4,312
   Taxes payables                                                                                  3,848                1,943
   Accrued and other liabilities                                                                 (1,317)                (349)
                                                                                          ---------------       --------------
Net cash provided by operating activities                                                         11,217                9,120
                                                                                          ---------------       --------------

Cash flows from investing activities:
   Acquisition of fixed assets                                                                   (3,835)              (1,673)
   Purchase of licenses                                                                          (8,321)                  ---
   Proceeds from sale and maturity of investments                                                 18,045                1,700
   Purchases of investments                                                                      (7,924)              (3,518)
   Other                                                                                             ---                  250
                                                                                          ---------------       --------------
Net cash used in investing activities                                                            (2,035)              (3,241)
                                                                                          ---------------       --------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                          3,957                1,613
   Proceeds from exercise of warrants                                                                ---               15,000
                                                                                          ---------------       --------------
Net cash provided by financing activities                                                          3,957               16,613
                                                                                          ---------------       --------------

Net increase in cash and cash equivalents                                                         13,139               22,492

Cash and cash equivalents, beginning of period                                                    35,952               18,006

                                                                                          ---------------       --------------
Cash and cash equivalents, end of period                                                  $       49,091        $      40,498
                                                                                          ===============       ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid                                                                       $           13        $       1,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  POLYCOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of income for the three month periods ended March 31, 2000 and 1999 and condensed consolidated statements of cash flows for the three month periods ended March 31, 2000 and 1999 have been prepared by the Company without audit. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements as of that date.

The preparation of financial statements in conformity with United States' generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented have been made.

The Company uses a 52-53 week fiscal year. As a result, a fiscal year may not end as of the same day as the calendar period. However, for convenience of presentation, the accompanying consolidated financial statements have been shown as ending on March 31 and December 31 of each applicable period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

2.   INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out ("FIFO") method. Inventories consisted of the following (in thousands):

                                                    March 31,        Dec. 31,
                                                         2000            1999
                                                         ----            ----
             Raw Materials                           $  1,511        $  1,542
             Finished Goods                            23,187          16,594
                                                     --------        --------
                                                     $ 24,698        $ 18,136
                                                     ========        ========

3.   BANK LINE OF CREDIT

The Company has available a $15.0 million revolving line of credit under an agreement with a bank. Borrowings under the line are unsecured and bear interest at the bank's prime rate (9.0% at March 31, 2000) or at an offshore interbank offered rate (IBOR) plus 0.65% (approximately 6.5% to 7.2%, depending on the term of the borrowings at March 31, 2000). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. The line expires on October 31, 2000 but may be renewed by the Company for an additional year so long as certain liquidity measures are met at the time of renewal.

4.   PER SHARE INFORMATION

In accordance with the disclosure requirements of the Statement of Financial Standards (SFAS) No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands except per share amounts).

                                                                    Three Months Ended
                                                                         March 31,
                                                                  2000               1999
                                                             ---------------------------------
   Numerator - basic and diluted EPS
      Net income                                             $     11,629         $      7,740
                                                             ============         ============

   Denominator - Basic EPS
   Weighted average common stock outstanding                       34,958               32,120
      Shares subject to repurchase                                   (499)              (1,195)
                                                             ------------         ------------
   Total shares used in calculation of Basic EPS                   34,459               30,925
                                                             ============         ============
   Basic net income per share                                $       0.34         $       0.25

   Denominator - Diluted EPS
      Denominator - Basic EPS                                      34,459               30,925
      Effect of Dilutive Securities:
        Common stock options                                        2,827                2,661
        Shares subject to repurchase                                  499                1,195
        Convertible warrants and preferred                            ---                  845
                                                             ------------         ------------
   Total Shares used in calculation of Diluted EPS                 37,785               35,626
                                                             ============         ============
   Diluted net income per share                              $       0.31         $       0.22

5.   BUSINESS SEGMENT INFORMATION:

The Company operates in one business segment, named Communications, and markets its products in the United States and in foreign countries through resellers. The percentage of total net revenues for the Video Communications, Voice Communications and Network Access product lines were as follows:

                                                      Three Months Ended
                                                           March 31,
                                                   --------------------------
                                                       2000         1999
                                                   ------------- ------------
              Video communications                          61%          54%
              Voice communications                          35%          43%
              Network access products                        4%           3%
                                                   ============= ============
              Total net revenues                           100%         100%
                                                   ============= ============

6.   LITIGATION

On September 3, 1997, VTEL Corporation (VTEL) filed a lawsuit in the State District Court in Travis County, Texas against ViaVideo Communications, Inc., a subsidiary of Polycom, and its founders (who were formerly employed by VTEL). On May 27, 1998, VTEL amended its suit to add Polycom as a defendant. In the lawsuit, VTEL alleged breach of contract, breach of confidential relationship, disclosure of proprietary information and related allegations. ViaVideo, its founders and Polycom answered the suit, denying in their entirety VTEL's allegations. On March 3, 2000, VTEL voluntarily dismissed the allegations against Polycom and ViaVideo with prejudice for no consideration. The remaining balance of the accrual associated with the expenses estimated to be incurred in connection with this lawsuit, totaling $1.8 million, was released to income since no further material expenses will be incurred.

7.   COMPREHENSIVE INCOME

In accordance with the disclosure requirements of SFAS No. 130, "Reporting Comprehensive Income", the components of comprehensive income are as follows:

                                                            Three Months Ended
                                                                March 31,
(in thousands)                                              2000          1999
                                                        ---------------------------
Net income                                                   $ 11,629      $ 7,740
Decrease in unrealized loss on marketable securities                2          ---
                                                        -------------- ------------
Comprehensive income                                         $ 11,631      $ 7,740
                                                        ============== ============

8.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for the fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. We believe that adoption of this pronouncement will not have a material impact on our financial position and results of operations.

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

In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44) Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. We believe that the impact of FIN 44 will not have a material effect on Polycom's financial position or results of operations.

9.   LICENSES

On March 3, 2000, Polycom entered into a patent licensing agreement with VTEL Corporation (VTEL). VTEL provided a fully-paid up, royalty-free license to three patents related to various videoconferencing technologies. In exchange for these licenses, Polycom paid VTEL approximately $8.3 million and sublicensed to VTEL a royalty-bearing patent for videoconferencing technology. The royalty, if any, under the sublicense is payable to the patent holder not Polycom.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER SECTIONS OF THIS FORM 10-Q CONTAIN FORWARD LOOKING STATEMENTS, INCLUDING STATEMENTS CONCERNING FUTURE REVENUES OF THE NETENGINE, VIEWSTATION, STREAMSTATION AND SOUNDSTATION PRODUCT FAMILIES, FUTURE INTERNATIONAL SALES, EXPECTATIONS FOR THE COST OF NET REVENUES PERCENTAGE, AND EXPECTED EXPENSES IN ABSOLUTE DOLLARS AND AS A PERCENTAGE OF NET REVENUES. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT, IF NOT IMPOSSIBLE, TO PREDICT. THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THE SUCCESSFUL LAUNCH OF NEW PRODUCTS AND MANUFACTURING RAMP OF THE NETENGINE PRODUCT LINE, VIEWSTATION FX, VIEWSTATION 4000, MEETINGSITE AND OTHER NEW PRODUCTS; LEVEL OF SALES TO KEY CUSTOMERS, INCLUDING LUCENT AND ITS NEW SPIN-OFF COMPANY; POSSIBLE PRICE COMPETITION; DEMAND FOR VIEWSTATION, NETENGINE, MEETINGSITE, AND OTHER NEW PRODUCTS; POTENTIAL DIFFICULTIES ASSOCIATED WITH TRANSITIONING TO THE NEW MANAGEMENT INFORMATION SYSTEM; UNCERTAINTIES RELATING TO THE INTEGRATION OF OPERATIONS OF ATLAS COMMUNICATION ENGINES, INC. AND RETENTION OF KEY STAFF; EFFECTS OF THE ACQUISITION ON EXISTING BUSINESS PARTNERSHIPS; DEPENDENCE ON THIRD PARTY DISTRIBUTORS; THE PROFITABILITY OF THE MEDIA SERVER PRODUCT LINE; THE SUCCESS OF THE RECENTLY ANNOUNCED BUSINESS RELATIONSHIPS SUCH AS JETSTREAM COMMUNICATION INC., LUCENT TECHNOLOGIES, CISCO SYSTEMS AND NORTEL NETWORKS; RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS; DEPENDENCE ON THIRD PARTY MANUFACTURERS AND SOLE-SOURCE SUPPLIERS; RECRUITING AND RETENTION OF KEY TECHNICAL AND MANAGEMENT PERSONNEL; AND OTHER RISKS DETAILED IN THIS REPORT AND POLYCOM'S OTHER SEC REPORTS. POLYCOM UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. FURTHERMORE, INVESTORS SHOULD CAREFULLY REVIEW THE RISK FACTORS AND OTHER INFORMATION SET FORTH IN POLYCOM'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 AND OTHER DOCUMENTS POLYCOM FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

         We were incorporated in December 1990. We were engaged principally in research and development from inception through September 1992, when we began volume shipments of our first voice communication product, the SoundStation. Currently, our voice communication product line consists principally of the SoundStation, SoundStation EX, SoundStation Premier, SoundStation Premier EX, SoundPoint and SoundPoint Pro. In January 1998, we completed the acquisition of ViaVideo Communications, Inc., (ViaVideo), a development stage company that designed and developed high quality, low cost, easy-to-use, group video communication systems. In February 1998, we began customer shipments of the ViewStation product family, our video communication equipment product line. Currently, our video communication product line consists principally of the ViewStation 128, ViewStation 512, ViewStation V.35, ViewStation MP, ViewStation SP, StreamStation, WebStation, ShowStation IP and the MeetingSite 5000. In December 1999, we acquired Atlas Communication Engines, Inc. (Atlas), a privately-held, OEM supplier of Integrated Access Devices (IADs) and an emerging supplier of Digital Subscriber Line (DSL) routers. In addition, Atlas also sold non-DSL custom communication products under OEM arrangements. Atlas's line of IADs and DSL routers, which will become our network access product line, provides voice and data over the rapidly-growing DSL network.

         Through March 31, 2000, we derived a majority of our net revenues from sales of our ViewStation and SoundStation products. Although the IAD and DSL routers are expected to become an increasingly important revenue contributor, we anticipate that the ViewStation and SoundStation product lines will continue to account for a significant portion of our net revenues at least through the year ending December

31, 2000. Any factor adversely affecting the demand or supply for these products would harm our business, financial condition, cash flows and results of operations.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net revenues, condensed consolidated statements of operations data for the periods indicated.

                                                Three Months Ended
                                             March 31,      March 31,
                                                2000          1999
                                            -------------  ------------
Net revenues                                        100%          100%
Cost of net revenues                                 44%           47%
                                            -------------  ------------
    Gross profit                                     56%           53%
                                            -------------  ------------
Operating expenses:
  Sales and marketing                                18%           18%
  Research and development                           11%            9%
  General and administrative                          5%            4%
  Litigation reserve release                         (3%)           0%
                                            -------------  ------------
    Total operating expenses                         31%           31%
                                            -------------  ------------

Operating income                                     25%           22%

Interest income, net                                  1%            1%
Other income (expense)                                0%            0%
                                            -------------  ------------
    Income before taxes                              26%           23%

Provision for income taxes                            9%            4%
                                            -------------  ------------
Net income                                           17%           19%
                                            =============  ============

NET REVENUES

         Total net revenues for the three months ended March 31, 2000 were $67.3 million, an increase of $26.0 million, or 63%, as compared to the same period of 1999. The increase was due primarily to an increased sales volume of video communication products. In addition, sales volume increases in the voice communication and network access product lines also contributed to the improvement over 1999.

         In the three months ended March 31, 2000 and 1999, we derived a substantial majority of our net revenues from sales of our video communication and voice communication products. No customer accounted for more than 10% of our net revenues in the period ended March 31, 2000. Lucent Technologies accounted for 10% of net revenues in the three months ended March 31, 1999. No other customer or reseller accounted for more than 10% of our net revenues during the three months ended March 31, 1999.

         International net revenues (revenues outside of North America) accounted for 37% and 25% of total net revenues for the three months ended March 31, 2000 and 1999, respectively. The increase in the international percentage of our net revenues was due primarily to increased sales in the European region as we continue to invest capital and headcount resources in this region. We anticipate that international sales will continue to account for a significant portion of total net revenues for the foreseeable future, and we plan to continue our expansion in Europe and Asia in 2000. International sales, however, are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Additionally, international net revenues may fluctuate as a percentage of net revenues in the future as we introduce new products, since we expect to initially introduce such products in North America and also because of the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, our business could be harmed.

We cannot assure you that we will be able to maintain or increase international market demand for our products. Additionally, to date, a substantial majority of our international sales has been denominated in U.S. currency; however, if international sales were denominated in local currencies in the future, these transactions would be subject to currency fluctuation risks.

COST OF NET REVENUES

         Cost of net revenues consists primarily of contract manufacturer costs including material and direct labor, Polycom's manufacturing organization, tooling depreciation, warranty expense and an allocation of overhead expenses. The cost of net revenues as a percentage of net revenues for the three months ended March 31, 2000 and 1999 was 44% and 47%, respectively. The decrease in cost as a percentage of net revenues is attributable to a more favorable product mix from increased shipments of higher margin video products, and favorable material price improvements. These cost decreases were offset by a write-down of certain media server inventory, including the ShowStation IP, to net realizable value.

         Forecasting future gross margin percentages is difficult. While we expect that the overall cost of net revenues percentage will be within a few percentage points of the current level, there are a number of risks associated with maintaining our current gross margin levels. For example, uncertainties surrounding competition, changes in technology, changes in product mix, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs, and timing of sales over the next few quarters can cause our cost of net revenues percentage to fluctuate significantly. Additionally, the IAD and DSL equipment products, Voice-over-IP (VoIP) products and other desktop products such as SoundPoint Pro have a significantly higher cost of net revenue percentage than the ViewStation and SoundStation product lines. If the IAD, DSL, VoIP and other desktop products grow to be become a significant revenue stream, this will have an unfavorable effect on future cost of net revenue percentages. Also, we may reduce prices of our products in the future for competitive reasons or to stimulate demand which could increase our cost of net revenues percentage; however, these possible price reductions may not offset competitive pressures or stimulate demand. In addition, cost variances associated with the manufacturing ramp of new products, such as the ViewStation 4000 and ViewStation FX or any other new product, could occur which would increase our cost of net revenues percentage.

     In addition to the uncertainties listed above, the cost of net revenues percentage may increase due to a change in the mix of distribution channels and the mix of international versus North American revenues. We had previously realized lower cost of net revenue percentages on our direct sales than on sales through indirect channels. Now that we no longer sell our products through a direct sales force, profit margins will be negatively impacted.

SALES AND MARKETING EXPENSES

                                 Three Months Ended
                             March 31,     March 31,      Increase/
$ in Thousands                    2000          1999     (Decrease)
--------------                    ----          ----     ----------
Expenses                      $ 12,160       $ 7,411           64 %

% of Net Revenues                 18 %          18 %            0 %

       Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses, product marketing, an allocation of overhead expenses and customer service and support costs. The increase in sales and marketing expenses in absolute dollars in the three months ended March 31, 2000 over the same period of 1999 was primarily related to increased advertising and promotional expenditures for the video and network access products. Additionally, an increase in our investment in our worldwide sales effort also contributed to the increase over 1999.

       We expect to continue to increase our sales and marketing expenses in absolute dollar amounts in an effort to expand North American and international markets, market new products and establish and expand distribution channels. In particular, our acquisition of Atlas Communication Engines, Inc. expands our product portfolio into the DSL access market which will require significant additional marketing expenditures to communicate the value of our new product offerings as well as significant additional sales expenditures to develop a new sales organization for this market. In addition, due to the innovative nature of the ViewStation, StreamStation and upcoming desktop video and VoIP products, we believe we will incur additional expenses for sales and marketing, especially advertising, to educate potential customers as to the desirability of these products over competing products. In addition, we will further invest in the European and Asian markets, thereby, increasing the absolute dollars spent in these areas. Further, we are currently expanding our service organization to provide expanded and improved support for our products which will increase our sales and marketing expenses.

RESEARCH AND DEVELOPMENT EXPENSES

                                 Three Months Ended
                             March 31,     March 31,      Increase/
$ in Thousands                    2000          1999     (Decrease)
--------------                    ----          ----     ----------
Expenses                       $ 7,449       $ 3,926           90 %

% of Net Revenues                 11 %           9 %            2 %

       Research and development expenses consist primarily of compensation costs, consulting fees, depreciation and an allocation of overhead expense. Expense increases in video, voice and network access product development contributed to the total increase for the three months ended March 31, 2000 over the respective comparable period of 1999. As of March 31, 2000, all research and development costs have been expensed as incurred.

       We believe that technological leadership is critical to our success and we are committed to continuing a high level of research and development. Also, continued investment in new product initiatives such as DSL access, VoIP and desktop products will require significant research and development spending. Consequently, we intend to increase research and development expenses in absolute dollars and as a percentage of net revenues in the future. However, due to the extremely competitive hiring market in the high-technology industries, we may not be able to find or hire qualified personnel in a timely manner or at all. In fact, we established a development office in Boston, Massachusetts in 1999 in an attempt to broaden our recruiting of top technical talent.

GENERAL AND ADMINISTRATIVE EXPENSES

                                 Three Months Ended
                             March 31,     March 31,      Increase/
$ in Thousands                    2000          1999     (Decrease)
--------------                    ----          ----     ----------
Expenses                       $ 3,296       $ 1,552          112 %

% of Net Revenues                  5 %           4 %            1 %

       General and administrative expenses consist primarily of compensation costs, an allocation of overhead expense, bad debt write-offs, legal expenses and accounting expenses. The increase in general and administrative expenses in the three months ended March 31, 2000 over the respective comparable period of 1999 is due to increased staffing and infrastructure costs to support Polycom's growth including the conversion of the management information system as well as higher bad debt expense.

       We believe that our general and administrative expenses will increase in absolute dollar amounts in the future primarily as a result of expansion of our administrative staff and costs related to supporting a larger company. These additional charges include expenses related to a new information system, a new tax deferral strategy and infrastructure charges related to the significant investments being made in Europe and Asia. Additionally, write-offs associated with bad debt are difficult to predict and material write-offs could negatively affect our profitability in the quarter they are realized.

LITIGATION RESERVE RELEASE

       On September 3, 1997, VTEL Corporation (VTEL) filed a lawsuit in the State District Court in Travis County, Texas against ViaVideo Communications, Inc., a subsidiary of Polycom, and its founders (who were formerly employed by VTEL). On May 27, 1998, VTEL amended its suit to add Polycom as a defendant. In the lawsuit, VTEL alleged breach of contract, breach of confidential relationship, disclosure of proprietary information and related allegations. ViaVideo, its founders and Polycom answered the suit, denying in their entirety VTEL's allegations. On March 3, 2000, VTEL voluntarily dismissed the allegations against Polycom and ViaVideo with prejudice for no consideration. As a one-time item, the excess accrual associated with the expenses we estimated we would incur in connection with this lawsuit, totaling $1.8 million, was released to income since no further material expenses will be incurred.

OTHER INCOME AND EXPENSE

       Interest income consists of interest earned on Polycom's cash, cash equivalents and investments. Interest expense is from Polycom's bank debt facilities. Interest income, net of interest expense was $0.8 million and $0.3 million for the three months ended March 31, 2000 and 1999, respectively. The fluctuations in interest income, net are due primarily to changes in average cash and investment balances throughout the year.

PROVISION FOR INCOME TAXES

       In the three months ended March 31, 2000 and 1999, the provision for income taxes was $5.7 million and $1.4 million, respectively. The increase in income taxes for the current period over the same period last year was due to the increased profitability of Polycom offset by a reduction in the tax provision rate associated with the recent development and implementation of our international structure. Additionally, the valuation allowance established in prior years was reversed in the three months ended March 31, 1999 due to our belief that the deferred tax assets will more likely than not be realized.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, our principal sources of liquidity included cash and cash equivalents of $49.1 million, short-term investments of $14.5 million and long-term investments of $15.3 million. Additionally, we have a $15.0 million line of credit with a bank. The line of credit facility contains provisions that require the maintenance of certain financial ratios and profitability requirements. As of March 31, 2000, we were in compliance with these covenants.

         We generated cash from operating activities totaling $11.2 million and $9.1 million for the three months ended March 31, 2000 and 1999, respectively. The improvement in cash from operating activities in the 2000 period over the same period of 1999 was due primarily to the improvements in net income before non-cash items and increases in accounts and taxes payable, offset somewhat by higher growth in inventories, receivables and other assets.

         The total net change in cash and cash equivalents for the three months ended March 31, 2000 was an increase of $13.1 million. The primary sources of cash were $11.2 million from operating activities, $10.1 million from net sales and maturities of investments and $4.0 million associated with the exercise of stock options and purchases under the employee stock purchase plan. The primary uses of cash during this same period were purchases of licenses of $8.3 million and purchases of property, plant and equipment of $3.8 million. The positive cash from operating activities was primarily the result of positive net income before considering non-cash expenses such as depreciation and amortization and higher total current liabilities (including accounts payable and taxes payable), offset by an increase in inventories, accounts receivable, deferred taxes and other assets.

         Our material commitments consist of obligations under our operating leases. We also maintain, from time to time, commercial letters of credit as payments for the importation of certain products. These amounts do not exceed $300,000 and are outstanding less than 120 days.

         We believe that our available cash, cash equivalents, investments and bank line of credit will be sufficient to meet our operating expenses and capital requirements through at least December 31, 2000.

However, we cannot determine with any degree of certainty how successful we will be at growing the market for our products, if at all. If we experience substantial growth and, as a result, we go beyond current acceptable liquidity levels, or if our financial results were to violate the financial covenants of the bank line of credit, we may require or desire additional funds to support our working capital requirements or for other purposes, such as acquisitions or competitive reasons, and may seek to raise such additional funds through public or private equity financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to Polycom and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for the fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. We believe that adoption of this pronouncement will not have a material impact on our financial position and results of operations.

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

         In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44) Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

         FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. We believe that the impact of FIN 44 will not have a material effect on Polycom's financial position or results of operations.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

         INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. IN ASSESSING THESE RISKS, INVESTORS SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS FORM 10-Q REPORT, INCLUDING OUR FINANCIAL STATEMENTS AND RELATED NOTES, AND IN THE FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 1999 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

       Our revenue estimates are based largely on the sell-through reporting that the resellers provide to us on a monthly basis. The accuracy of this data has been good in North America but is questionable outside of this region. To the extent that this sell-through and channel inventory data is inaccurate in either North America or outside of North America, we may not be able to make reseller estimates or may find that our previous estimates are entirely inaccurate.

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

       Further, late in the first quarter of 2000, we began shipping the ViewStation FX product. This late delivery date likely created confusion in the reseller customer base and the end-user customer market as these groups waited to see if this new ViewStation product was more desirable than the existing products. Therefore, the timing of this new product release likely had a negative effect on the current quarter's sales-in and sales-out to end-users. We can not assure you that this situation will not happen again.

CHANNEL AND CUSTOMER ORDERS. We typically ship products within a short time after receipt of an order and historically have had no material backlog. As a result, backlog, at any point in time, is not a good indicator of future net revenues and net revenues for any particular quarter cannot be predicted with any degree of accuracy. Additionally, orders from our reseller customers are based on the level of demand from end-users. The uncertainty of such end-user demand means that any quarter could be significantly negatively impacted by lower end-user orders which could negatively affect orders we receive from our resellers. Accordingly, our expectations for both short- and long-term future net revenues are based almost exclusively on our own estimate of future demand and not on firm customer orders. Expense levels are based, in part, on these estimates and, since we are limited in our ability to reduce expenses quickly if orders and net revenues do not meet expectations in a particular period, operating results would be lower than expected. In addition, a seasonal demand appears to be evident in a lag in demand during the summer months. This seasonality can make predicting revenues levels difficult, if not impossible.

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

         Our net revenues have grown primarily through increased market acceptance of our ViewStation and SoundStation product lines and through the expansion of our North American and international distribution networks. While we have experienced growth in net revenues in recent quarters, we do not believe that the historical growth rates in net revenues will be sustainable nor are they indicative of future operating results. For example, we lowered the price of the ShowStation IP 23% effective March 1999 due to market acceptance issues for this product; similar price reductions and demand issues could occur for this and other products which could negatively impact our net revenues and profitability. Further, through the end of 1999, growth rates of voice and video product sales out from the sales channels to end-users have been significant. Future growth rates for these and other Polycom products may not achieve these levels of success. In fact, the sales out for the video product line was flat to negative in the first quarter of 2000.

         We believe that profitability could be negatively affected in the future as a result of several factors including continuing competitive price pressure in the conferencing equipment and DSL access device markets. Although price reductions have been driven by our desire to expand the market for our products, and we expect that in the future we may further reduce prices or introduce new products that carry lower margins in order to further expand the market or to respond to competitive pricing pressures, such actions may not expand the market for our products or be sufficient to meet competitive pricing pressures. If the SoundPoint Pro product materially negatively affects the future sales of the SoundPoint product, Polycom's total revenue could be lower and it could create an excess and obsolescence issue concerning the SoundPoint inventory which could lower our profitability. For example, during the first quarter of 2000, we recorded a charge for excess and obsolete inventory concerns for the ShowStation IP product line which negatively impacted our cost of net revenues percentage. The potential for new products to render existing products obsolete or reduce the demand for existing products, exists for every one of our products. In addition, costs related to the introduction of our new products such as NetEngine, ViewStation 4000, ViewStation FX, ViewStation SP, SoundPoint Pro and StreamStation could also negatively impact future profitability.

     Our operating results have fluctuated in the past and may fluctuate in the future as a result of a number of factors, including market acceptance of ViewStation, SoundPoint Pro, NetEngine, WebStation, ShowStation IP, MeetingSite, StreamStation and other new product introductions and product enhancements by us or our competitors, the prices of our or the competition's products, the mix of products sold, the mix of products sold directly and through resellers, fluctuations in the level of international sales, the cost and availability of components, manufacturing costs, the level and cost of warranty claims, changes in our distribution network, the level of royalties to third parties and changes in general economic conditions. For example, beginning in November 1999, we eliminated our direct sales force and moved our direct customers to resellers in our VAR channel. This sales channel shift negatively impacted our cost of net revenues percentage and will continue to negatively impact gross margins in the year 2000. In addition, competitive pressure on pricing or demand levels in a given quarter could adversely affect our operating results for such period, and such price pressure over an extended period could materially adversely affect our near and long-term profitability. Our ability to maintain or increase net revenues will depend upon our ability to increase unit sales volumes of the ViewStation product line, SoundStation, SoundStation Premier and SoundPoint families of products, the StreamStation, upcoming desktop video and VoIP line of products, our new network access products and any new products or product enhancements. We cannot assure you that we will be able to increase unit sales volumes of existing products, introduce and sell new products or reduce our costs as a percentage of net revenues.

PRODUCT INTRODUCTIONS. Our revenue growth since the beginning of 1998 was due in large part to new product introductions in the video communication product line. Although we are continuing to introduce new product releases, such as the recently announced ViewStation 4000 and ViewStation FX, we cannot assure you that new product releases will be timely or that they will be made at all. In fact, the ViewStation FX was delayed from its original release date which we believe negatively affected our net revenues in the first quarter of 2000. Additionally, we cannot assure you that these or any new product introductions in 2000 will produce the revenue growth experienced in 1998 and 1999.

         In the past we have experienced other delays in the introduction of certain new products and enhancements and believe that such delays may occur in the future. For instance, we experienced delays in introducing the ViewStation MP and WebStation in 1998 from their original expected release dates due to unforeseen technology and manufacturing ramp issues. Similar delays occurred during the introduction of the ShowStation IP, SoundStation Premier and the ShowStation affecting the first customer ship dates of these products. Any similar delays in the future for other new product offerings such as VoIP, desktop or NetEngine product line extensions could have a material adverse effect on our results of operations.

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

MANAGEMENT INFORMATION SYSTEM TRANSITION. We recently migrated our operations to a new enterprise resource planning system which affects almost every facet of our business operations. This conversion is expected to bring new process efficiencies which should improve our business operations. However, typically, these conversions negatively affect a company's ability to conduct business initially due to problems such as historical data conversion errors, the learning curve associated with the new system, delays in implementation or unforeseen technical problems during conversion. If such problems arise during this transition, we could experience, for a period of time, delays in or lack of shipping, an inability to support our existing customer base, delays in paying vendors, delays in collecting from customers, an inability to place or receive product orders or other operational problems. If this were to occur, our profitability or financial position could be negatively impacted.

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

SERVICE AND SUPPORT. Our recent growth has been due in large part to an expansion into product lines with more complex technologies and protocols. This shift, as well as the acquisition of Atlas Communication Engines and its network products has increased the need for increased product warranty and service capabilities. In addition, increased international competition has forced companies in the conferencing market to provide a complete service and support package. We maintain an in-house hotline support group and subcontract on-site technician support functions. If we cannot develop and train our internal support organization, maintain our relationship with our outside technical support or efficiently transition to a new service contractor, it could negatively affect future sales of the higher technology products like video, DSL access and VoIP equipment and network access products which would have a material negative effect on our results from operations.

CASH FLOW FLUCTUATIONS DUE TO RECEIVABLE COLLECTIONS. In 1999 and through the first three months of 2000, we initiated a significant investment in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our total net revenues, as has happened in 1999 and through the first three months of 2000, accounts receivable balances will likely increase over previous years. Additionally, sales in the video communication product market typically have longer payment periods over our traditional experience in the voice communication market. Therefore, as we sell more video products as a percentage of net revenues, accounts receivable balances will increase. These increases will cause our days sales outstanding to increase over prior years and will negatively affect future cash flows. In addition, we have been able to offset the effect of these influences through the additional incentives offered to resellers at the end of the quarter in the form of prepay discounts. These additional incentives have lowered profitability and improved days sales outstanding performance.

POTENTIAL ASSET IMPAIRMENT CONCERNS. We operate in a high technology market which is subject to rapid and frequent technology changes. These technology changes can and do often render existing technologies obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the existing inventory can not be sold at or above net realizable value. This situation occurred during the first quarter of 2000 for the ShowStation IP when we recorded additional excess and obsolescence charges. This has also occurred in previous quarters for other products in our inventory.

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

The table below presents principal amounts and related weighted average interest rates by year of maturity for Polycom's investment portfolio and debt obligations:

As of March 31, 2000:

                                                                          Expected Maturity
                                                                2000       2001        2002       Total
                                                                ----       ----        ----       -----
                                                                (in thousands, except interest rates)

ASSETS
Cash and cash equivalents                                     $ 49,091         ---       ---      $ 49,091
   Average interest rates                                         2.79%        ---       ---          2.79%
Investments                                                   $ 18,789    $ 10,957       ---      $ 29,746
   Average interest rates                                         4.98%       4.91%      ---          4.95%
LIABILITIES
Bank line of credit                                                ---         ---       ---           ---
   Average interest rates                                         9.00%        ---       ---          9.00%

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

                  Not Applicable

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

Item 5.           OTHER INFORMATION

                  Not Applicable

Item 6            EXHIBITS AND REPORTS ON FORM 8-K

       (a)        List of Exhibits

NUMBER                     EXHIBIT
------            -----------------------------------------------------
       27         Financial Data Schedule

       Reports on Form 8-K:

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

Dated:   May 17, 2000             POLYCOM, INC.

                                  /s/ Michael R. Kourey
                                  -------------------------
                                  Michael R. Kourey
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)