Form 10-Q
period 2000-07-02
POLYCOM INC
filed 2000-08-04
CIK 1010552

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934


                   FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000

                                       or

      Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

              For the transition period from ________ to __________

                         COMMISSION FILE NUMBER 000-27978

                                  POLYCOM, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      94-3128324
----------------------------------------             ----------------------
(State or other jurisdiction of                          (IRS employer
incorporation or organization)                       identification number)

1565 BARBER LANE,  MILPITAS, CA.                              95035
----------------------------------------             ----------------------
(Address of principal executive offices)                    (Zip Code)

     (Registrant's telephone number, including area code, is (408) 526-9000)

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

There were 35,468,690 shares of the Company's Common Stock, par value $.0005, outstanding on July 28, 2000.

                                  POLYCOM, INC.

                                      INDEX

                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                                                                                      Page
                                                                                                     Number
                                                                                                     ------

PART I            FINANCIAL INFORMATION

         Item 1   Financial Statements (unaudited for periods ended June 30, 2000 and 1999):

                  Condensed Consolidated Balance Sheets as of June 30, 2000 and
                  December 31, 1999...................................................................  3

                  Condensed Consolidated Statements of Income for the Three and Six
                  Month Periods Ended June 30, 2000 and June 30, 1999.................................  4

                  Condensed Consolidated Statements of Cash Flows for the Six
                  Month Periods Ended June 30, 2000 and June 30, 1999.................................  5

                  Notes to Condensed Consolidated Financial Statements................................  6

         Item 2   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations........................................................... 10

         Item 3   Quantitative and Qualitative Disclosures About Market Risk.......................... 24

PART II           OTHER INFORMATION

                  Item 1 - Legal Proceedings.......................................................... 25
                  Item 2 - Changes in Securities...................................................... 25
                  Item 3 - Defaults Upon Senior Securities............................................ 25
                  Item 4 - Submission of Matters to a Vote of Security Holders........................ 25
                  Item 5 - Other Information.......................................................... 26
                  Item 6 - Exhibits and Reports on Form 8-K........................................... 26

SIGNATURE............................................................................................. 27

PART 1                        FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                  POLYCOM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     June 30,         December 31,
                                                                       2000               1999
                                                                -------------------   -------------
                                                                     (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                            $    55,197        $    35,952
  Short-term investments                                                     8,294             24,815
  Accounts receivable, net of allowance for doubtful
     accounts of $1,689 at June 30, 2000 and
     $1,304 at December 31, 1999                                            58,498             47,445
  Inventories                                                               26,218             18,136
  Deferred and refundable taxes                                             13,318              9,059
  Non-trade receivables                                                      8,375              1,787
  Other current assets                                                       1,189                581
                                                                -------------------   ----------------
    Total current assets                                                   171,089            137,775
Fixed assets, net                                                           14,087              9,795
Long-term investments                                                       20,147             15,050
Other investments                                                            5,000                  -
Licenses                                                                     7,766                  -
Noncurrent deferred taxes                                                    1,546              1,546
Other assets                                                                   717                555
                                                                -------------------   ----------------
      Total assets                                                     $   220,352        $   164,721
                                                                ===================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $    35,894        $    26,433
  Taxes payable                                                             12,606              9,633
  Accrued and other current liabilities                                     16,639             15,385
                                                                -------------------   ----------------
    Total current liabilities                                               65,139             51,451
                                                                -------------------   ----------------
Stockholders' equity:
  Common stock                                                                  18                 17
  Additional paid-in capital                                               115,675             97,594
  Unrealized loss on marketable securities                                     (14)               (85)
  Unearned stock-based compensation                                         (1,393)            (1,953)
  Accumulated earnings                                                      40,927             17,697
                                                                -------------------   ----------------
    Total stockholders' equity                                             155,213            113,270
                                                                -------------------   ----------------
      Total liabilities and stockholders' equity                       $   220,352        $   164,721
                                                                ===================   ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  POLYCOM, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  Three Months Ended                Six Months Ended
                                                            June 30,        June 30,          June 30,          June 30,
                                                              2000            1999              2000              1999
                                                          --------------  -------------     --------------    --------------

Net revenues                                                   $ 77,488       $ 45,981           $144,783          $ 87,295
Cost of net revenues                                             34,170         20,833             63,907            40,366
                                                          --------------  -------------     --------------    --------------
    Gross profit                                                 43,318         25,148             80,876            46,929
                                                          --------------  -------------     --------------    --------------

Operating expenses:
  Sales and marketing                                            14,822          8,369             26,982            15,780
  Research and development                                        8,483          5,045             15,932             8,971
  General and administrative                                      3,514          1,942              6,810             3,494
  Litigation reserve release                                          -              -            (1,843)                 -
                                                          --------------  -------------     --------------    --------------
    Total operating expenses                                     26,819         15,356             47,881            28,245
                                                          --------------  -------------     --------------    --------------

Operating income                                                 16,499          9,792             32,995            18,684

Interest income, net                                                843            392              1,633               695
Other income (expense)                                              (35)           (13)                36               (19)
                                                          --------------  -------------     --------------    --------------
    Income before provision for income taxes                     17,307         10,171             34,664            19,360

Provision for income taxes                                        5,706          3,667             11,434             5,116
                                                          --------------  -------------     --------------    --------------

Net income                                                     $ 11,601       $  6,504           $ 23,230          $ 14,244
                                                          ==============  =============     ==============    ==============

Basic net income per share                                     $   0.33       $   0.20           $   0.67          $   0.45
                                                          ==============  =============     ==============    ==============
Diluted net income per share                                   $   0.31       $   0.18           $   0.61          $   0.40
                                                          ==============  =============     ==============    ==============

Weighted average shares outstanding for basic EPS                35,002         32,594             34,730            31,760
                                                          ==============  =============     ==============    ==============
Weighted average shares outstanding for diluted EPS              37,849         36,295             37,817            35,960
                                                          ==============  =============     ==============    ==============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  POLYCOM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                  Six Months Ended
                                                                                       ---------------------------------------
                                                                                           June 30,              June 30,
                                                                                             2000                  1999
                                                                                       ------------------    -----------------

Cash flows from operating activities:
Net income                                                                             $          23,230     $         14,244
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                                                    3,414                1,877
  Provision for doubtful accounts                                                                    439                  170
  Provision for excess and obsolete inventories                                                    1,319                1,819
  Tax benefit from exercise of stock options                                                      12,560                3,820
  Amortization of stock-based compensation                                                           560                   49
   Changes in assets and liabilities:
   Accounts receivable                                                                           (11,492)              (8,535)
   Inventories                                                                                    (9,401)              (4,098)
   Deferred and refundable taxes                                                                  (4,259)              (3,157)
   Non-trade receivables                                                                          (6,588)                (826)
   Other assets                                                                                     (631)              (1,042)
   Accounts payable                                                                                9,461               11,635
   Taxes payable                                                                                   2,973                  984
   Accrued and other liabilities                                                                   1,254                  710
                                                                                       ------------------    -----------------
Net cash provided by operating activities                                                         22,839               17,650
                                                                                       ------------------    -----------------

Cash flows from investing activities:
   Acquisition of fixed assets                                                                    (7,290)              (3,527)
   Purchase of licenses                                                                           (8,321)                 ---
   Proceeds from sale and maturity of investments                                                 28,676                3,251
   Purchases of investments                                                                      (22,181)             (16,054)
   Other                                                                                             ---                  250
                                                                                       ------------------    -----------------
Net cash used in investing activities                                                             (9,116)             (16,080)
                                                                                       ------------------    -----------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                          5,522                2,532
   Proceeds from exercise of warrants                                                                ---               15,000
   Distribution to owners of Atlas                                                                   ---                 (103)
                                                                                       ------------------    -----------------
Net cash provided by financing activities                                                          5,522               17,429
                                                                                       ------------------    -----------------

Net increase in cash and cash equivalents                                                         19,245               18,999

Cash and cash equivalents, beginning of period                                                    35,952               18,006

                                                                                       ------------------    -----------------
Cash and cash equivalents, end of period                                               $          55,197     $         37,005
                                                                                       ==================    =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid                                                                    $             180     $          2,155



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  POLYCOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statements of income for the three and six month periods ended June 30, 2000 and 1999 and condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999 have been prepared by the Company without audit. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements as of that date.

The preparation of financial statements in conformity with United States' generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented have been made.

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

2.   INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out ("FIFO") method. Inventories consisted of the following (in thousands):

                                                         June 30,        Dec. 31,
                                                             2000            1999
                                                             ----            ----
             Raw Materials                               $  3,735        $  1,542
             Finished Goods                                22,483          16,594
                                                         --------        --------
                                                         $ 26,218        $ 18,136
                                                         ========        ========


3.   BANK LINE OF CREDIT

The Company has available a $15.0 million revolving line of credit under an agreement with a bank. Borrowings under the line are unsecured and bear interest at the bank's prime rate (9.5% at June 30, 2000) or at an offshore interbank offered rate (IBOR) plus 0.65% (approximately 7.20% to 7.86%, depending on the term of the borrowings at June 30, 2000). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. The line expires on October 31, 2000 but may be renewed by the Company for an additional year so long as certain liquidity measures are met at the time of renewal.

4. PER SHARE INFORMATION

In accordance with the disclosure requirements of the Statement of Financial Standards (SFAS) No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands except per share amounts).

                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                        June 30,
                                                        -----------------------------    ---------------------------
                                                            2000             1999           2000            1999
                                                        --------------    -----------    -----------     -----------

   Numerator - basic and diluted EPS
      Net income                                             $ 11,601       $  6,504       $ 23,230        $ 14,244
                                                        ==============    ===========    ===========     ===========

   Denominator - basic EPS
   Weighted average common stock outstanding                   35,367         33,608         35,162          32,865
      Shares subject to repurchase                               (365)        (1,014)          (432)         (1,105)
                                                        --------------    -----------    -----------     -----------
   Total shares used in calculation of basic EPS               35,002         32,594         34,730          31,760
                                                        ==============    ===========    ===========     ===========
   Basic net income per share                                $   0.33       $   0.20       $   0.67        $   0.45
                                                        ==============    ===========    ===========     ===========

   Denominator - diluted EPS
      Denominator - basic EPS                                  35,002         32,594         34,730          31,760
      Effect of dilutive securities:
        Common stock options                                    2,482          2,687          2,655           2,672
        Shares subject to repurchase                              365          1,014            432           1,105
        Convertible warrants and preferred                        ---            ---            ---             423
                                                        --------------    -----------    -----------     -----------
   Total shares used in calculation of diluted EPS             37,849         36,295         37,817          35,960
                                                        ==============    ===========    ===========     ===========
   Diluted net income per share                              $   0.31       $   0.18       $   0.61        $   0.40
                                                        ==============    ===========    ===========     ===========


5.   BUSINESS SEGMENT INFORMATION:

The Company operates in one business segment, named Communications, and markets its products in the United States and in foreign countries through resellers. The percentage of total net revenues for the Video Communications, Voice Communications and Network Access product lines were as follows:

                                                     Three Months Ended          Six Months Ended
                                                          June 30,                   June 30,
                                                   -----------------------    -----------------------
                                                         2000        1999          2000         1999
                                                   -----------    --------    ----------    ---------
              Video communications                        67%         62%           65%          58%
              Voice communications                        28%         36%           31%          39%
              Network access products                      5%          2%            4%           3%
                                                   -----------    --------    ----------    ---------
              Total net revenues                         100%        100%          100%         100%
                                                   ===========    ========    ==========    =========


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

7.   COMPREHENSIVE INCOME

In accordance with the disclosure requirements of SFAS No. 130, "Reporting Comprehensive Income", the components of comprehensive income are as follows:

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                        ---------------------------    --------------------------
(in thousands)                                             2000            1999           2000           1999
                                                        ---------------------------    --------------------------

Net income                                                $ 11,601         $ 6,504       $ 23,230       $ 14,244
Decrease in unrealized loss on marketable securities            69             ---             71            ---
                                                        ---------------------------    --------------------------
Comprehensive income                                      $ 11,670         $ 6,504       $ 23,301       $ 14,244
                                                        ===========     ===========    ===========    ===========



8.   LICENSES

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

9.   INVESTMENTS

The Company's investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate equity and debt securities. Investments with maturities of less than one year are considered short-term and are carried at fair value. Nearly all investments are held in the Company's name at three major financial institutions. The specific identification method is used to determine the cost of securities disposed of, with realized gains and loses reflected in interest income, net. At June 30, 2000 and 1999, all of the Company's investments were classified as available for sale. Unrealized gains and losses on these investments are included as a separate component of stockholders' equity.

The Company also has an investment in a private company. This investment is included in "Other Investments" in the Company's balance sheet and is carried at cost. The Company monitors this investment for impairment and makes appropriate reductions in carrying value when necessary.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by SFAS 138, established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for the fiscal years beginning after June 15, 2000. We believe that adoption of this pronouncement will not have a material impact on our financial position and results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. We believe that adopting SAB 101 will not have a material impact on our financial position and results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44, or FIN 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of certain other provisions of FIN 44 did not have a material effect on our financial statements. We do not expect that the adoption of the remaining provisions will have a material impact on our financial statements.

11.  SUBSEQUENT EVENTS

PUBLIC STOCK OFFERING

On August 2, 2000, the Company completed a public offering of 2,600,000 shares of its common stock. The Company sold 1,600,000 of the shares and the remaining 1,000,000 shares were sold by a selling stockholder. The underwriters have an option to purchase up to 390,000 additional shares from the Company and the selling stockholder for the purpose of covering overallotments, if any. The offering was completed at a price of $90.875 per share for net proceeds to the Company of approximately $137.6 million.

STOCK SPLIT

On August 2, 2000, the Company announced that its Board of Directors approved a two-for-one split of the Company's common stock. The stock split will be effected as a dividend on August 31, 2000, and will apply to all stockholders of record as of August 15, 2000. All references to share and per share amounts for all periods presented have not been adjusted to give effect to this stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS DOCUMENT. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCT OFFERINGS, CUSTOMER AND GEOGRAPHIC REVENUE MIX, GROSS MARGINS AND OPERATING COSTS AND EXPENSES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "OTHER FACTORS AFFECTING FUTURE OPERATIONS" AND ELSEWHERE IN THIS DOCUMENT AS WELL AS OTHER INFORMATION SET FORTH IN POLYCOM'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, POLYCOM'S FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2000, POLYCOM'S PROSPECTUS FILED PURSUANT TO RULE 424 OF THE SECURITIES ACT ON JULY 28, 2000 AND OTHER DOCUMENTS POLYCOM FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

         We were incorporated in December 1990. We were engaged principally in research and development from inception through September 1992, when we began volume shipments of our first voice communications product, the SoundStation. Currently, our voice communications product line consists principally of the SoundStation, SoundStation EX, SoundStation Premier, SoundStation Premier EX, SoundPoint and SoundPoint Pro. In January 1998, we completed the acquisition of ViaVideo, a development stage company that designed and developed high-quality, low-cost, easy-to-use, group video communications systems. In February 1998, we began customer shipments of the ViewStation product family, our video communications equipment product line. Currently, our video communications product line consists principally of the ViewStation 128, ViewStation 512, ViewStation V.35, ViewStation MP, ViewStation SP, ViewStation FX, VS 4000, StreamStation, WebStation, ShowStation IP and the MeetingSite 5000. In December 1999, we acquired Atlas Communication Engines, Inc., a privately-held, OEM supplier of IADs, and an emerging supplier of DSL routers. In addition, Atlas also sold non-DSL custom communications products under OEM arrangements. Atlas' line of IADs and DSL routers, which have become our network access product line, provides voice and data over the rapidly-growing DSL network.

         Through June 30, 2000, we derived a majority of our net revenues from sales of our ViewStation and SoundStation products. Although we expect IADs and DSL routers to become an increasingly important revenue contributor, we anticipate that the ViewStation and SoundStation product lines will continue to account for a significant portion of our net revenues at least through the year ending December 31, 2000. Any factor adversely affecting the demand or supply for these products would harm our business, financial condition, cash flows and results of operations.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net revenues, condensed consolidated statements of income data for the periods indicated.

                                                       Three Months Ended              Six Months Ended
                                                    June 30,       June 30,        June 30,        June 30,
                                                      2000           1999            2000            1999
                                                   ------------   ------------    ------------   -------------

Net revenues                                              100%           100%            100%            100%
Cost of net revenues                                       44%            46%             44%             46%
                                                   ------------   ------------    ------------   -------------
    Gross profit                                           56%            54%             56%             54%
                                                   ------------   ------------    ------------   -------------

Operating expenses:
  Sales and marketing                                      19%            18%             18%             18%
  Research and development                                 11%            11%             11%             11%
  General and administrative                                5%             4%              5%              4%
  Litigation reserve release                                0%             0%            (1%)              0%
                                                   ------------   ------------    ------------   -------------
    Total operating expenses                               35%            33%             33%             33%
                                                   ------------   ------------    ------------   -------------

Operating income                                           21%            21%             23%             21%

Interest income, net                                        1%             1%              1%              1%
Other income (expense)                                      0%             0%              0%              0%
                                                   ------------   ------------    ------------   -------------
    Income before provision for income taxes               22%            22%             24%             22%

Provision for income taxes                                  7%             8%              8%              6%
                                                   ------------   ------------    ------------   -------------

Net income                                                 15%            14%             16%             16%
                                                   ============   ============    ============   =============

NET REVENUES

         Net revenues for the three months ended June 30, 2000 were $77.5 million, an increase of $31.5 million, or 69%, as compared to the same period of 1999. For the six months ended June 30, 2000, total net revenues were $144.8 million, an increase of 66% over the comparable period of 1999. These increases were due primarily to an increased sales volume of video communication products. In addition, sales volume increases in the voice communication and network access product lines also contributed to the improvement over 1999.

         In the three and six months ended June 30, 2000 and 1999, we derived a substantial majority of our net revenues from sales of our video communication and voice communication products. See note 5 of the notes to the consolidated financial statements (unaudited) for business segment information. No customer accounted for more than 10% of our net revenues in the three and six month periods ended June 30, 2000. Lucent Technologies accounted for 11% of net revenues in the three and six month periods ended June 30, 1999. No other customer or reseller accounted for more than 10% of our net revenues during the three or six month periods ended June 30, 1999.

         International net revenues, or revenues outside of North America, accounted for 33% and 31% of net revenues for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, international net revenues accounted for 35% and 28%, respectively. The increase in the international percentage of our net revenues was due primarily to increased sales in the European region as we continue to invest capital and headcount resources in this region.

         We anticipate that international sales will continue to account for a significant portion of net revenues for the foreseeable future, and we plan to continue our expansion in Europe and Asia in 2000. International sales, however, are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Additionally, international net revenues may fluctuate as a percentage of net revenues in the future as we introduce new products, since we expect to initially introduce any new products in North America and also because of the additional time required to make our products ready for sale globally and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, our business could be harmed. We cannot assure you that we will be able to maintain or increase international market demand for our products. Additionally, to date, a substantial majority of our international sales has been denominated in U.S. currency; however, if international sales were denominated in local currencies in the future, these transactions would be subject to currency fluctuation risks. Further, beginning January 1, 1999, the participating member countries of the European Union agreed to adopt the European Currency Unit, or euro, as the common legal currency. On that same date they established fixed conversion rates between their existing sovereign currencies and the euro. The establishment of the euro has not had any significant impact on us to date and should not in the future since a substantial majority of our international sales are denominated in U.S. currency.

COST OF NET REVENUES

         Cost of net revenues consists primarily of contract manufacturer costs including material and direct labor, Polycom's manufacturing organization, tooling depreciation, warranty expense and an allocation of overhead expenses. The cost of net revenues as a percentage of net revenues for the three months ended June 30, 2000 and 1999 were 44% and 46%, respectively. For the six months ended June 30, 2000 and 1999, the cost of net revenues as a percentage of net revenues were 44% and 46%, respectively. The decrease in cost as a percentage of net revenues is attributable to a more favorable product mix from increased shipments of higher margin video products, and favorable material price improvements. These cost decreases were offset by a write-down of certain media server inventory, including the ShowStation IP, to net realizable value in the first quarter of 2000 and due to a higher volume of the lower margin network access products for both the three and six month periods of 2000.

         Forecasting future gross margin percentages is difficult. While we expect that the overall cost of net revenues percentage will be within a few percentage points of the current level, there are a number of risks associated with maintaining our current gross margin levels. For example, uncertainties surrounding competition, changes in technology, changes in product mix, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs and timing of sales over the next few quarters can cause our cost of net revenues percentage to fluctuate significantly. Additionally, our IAD and DSL equipment products, VoIP products and other desktop products have a significantly higher cost of net revenue percentage than our ViewStation and SoundStation product lines. If the IAD, DSL, VoIP and other desktop products grow to be become a significant revenue stream, this will have a negative effect on our future cost of net revenues percentages. Also, we may reduce prices on our products in the future for competitive reasons or to stimulate demand which could increase our cost of net revenues percentage; however, these possible price reductions may not offset competitive pressures or stimulate demand. In addition, cost variances associated with the manufacturing ramp of new products, such as the NetEngine, ViewStation 4000 and ViewStation FX or any other new product, could occur which would increase our cost of net revenues percentage. Further, gross margins associated with the ShowStation IP, ViewStation SP and the SoundPoint Pro are lower than the targeted gross margins of our product portfolio, yet the gross margins for the WebStation are closer to the targeted gross margins. The contribution of these products can have a significant impact on our overall gross margins.

         In addition to the uncertainties listed above, cost of net revenues as a percentage of net revenues may increase due to a change in the mix of distribution channels and the mix of international versus North American revenues. We had realized lower cost of net revenues as a percentage of net revenues on our direct sales than on sales through indirect channels. Because we no longer sell our products through a direct sales force, profit margins have been and will continue to be negatively impacted.

SALES AND MARKETING EXPENSES

                                    Three Months Ended                            Six Months Ended
                                    ------------------                            ----------------
                              June 30,      June 30,       Increase       June 30,    June 30,      Increase
$ in Thousands                    2000          1999     (Decrease)           2000        1999    (Decrease)
--------------                    ----          ----     ----------           ----        ----    ----------

Expenses                      $ 14,822       $ 8,369           77 %       $ 26,982    $ 15,780          71 %

% of Net Revenues                 19 %          18 %            1 %           18 %        18 %           0 %

       Sales and marketing expenses consist primarily of salaries, commissions, advertising, promotional expenses, product marketing, an allocation of overhead expenses and customer service and support costs. The increases in sales and marketing expenses in absolute dollars in the three and six month periods ended June 30, 2000 over the same periods of 1999 were primarily related to increased advertising and promotional expenditures for our video and network access products. Additionally, an increase in our investment in our worldwide sales effort also contributed to the increases over 1999.

         We expect to continue to increase our sales and marketing expenses in absolute dollar amounts in an effort to expand North American and international markets, market new products and establish and expand distribution channels. In particular, our acquisition of Atlas expanded our product portfolio into the DSL access market which will require significant additional marketing expenditures to communicate the value of our new product offerings as well as significant additional sales expenditures to develop a new sales organization for this market. In addition, due to the innovative nature of our ViewStation, StreamStation and upcoming video desktop and VoIP products, we believe we will incur additional expenses for sales and marketing, especially advertising, to educate potential customers as to the desirability of these products over competing products. In addition, we will further invest in the European and Asian markets, increasing the absolute dollars spent in this area. Also, the launch of the StreamStation product, a product that streams point-to-point or multipoint video communications using the ViewStation to the Web, as well as VoIP and other potential desktop products, will cause an increase in our sales and marketing expenses. Further, we are currently expanding our service organization to provide expanded and improved support for our products which will increase our sales and marketing expenses.

RESEARCH AND DEVELOPMENT EXPENSES

                                     Three Months Ended                           Six Months Ended
                                     ------------------                           ----------------
                              June 30,      June 30,       Increase       June 30,    June 30,      Increase
$ in Thousands                    2000          1999     (Decrease)           2000        1999    (Decrease)
--------------                    ----          ----     ----------           ----        ----    ----------

Expenses                       $ 8,483       $ 5,045           68 %       $ 15,932     $ 8,971          78 %

% of Net Revenues                 11 %          11 %            0 %           11 %        11 %           0 %

         Research and development expenses consist primarily of compensation costs, consulting fees, depreciation and an allocation of overhead expenses. Expense increases in video, voice and network access product development contributed to the total increase for the three and six month periods ended June 30, 2000 over the respective comparable periods of 1999. As of June 30, 2000, all research and development costs have been expensed as incurred.

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

GENERAL AND ADMINISTRATIVE EXPENSES

                                    Three Months Ended                          Six Months Ended
                                    ------------------                          ----------------
                              June 30,      June 30,       Increase       June 30,    June 30,      Increase
$ in Thousands                    2000          1999     (Decrease)           2000        1999    (Decrease)
--------------                    ----          ----     ----------           ----        ----    ----------

Expenses                       $ 3,514       $ 1,942           81 %        $ 6,810     $ 3,494          95 %

% of Net Revenues                  5 %           4 %            1 %            5 %         4 %           1 %

         General and administrative expenses consist primarily of compensation costs, an allocation of overhead expenses, bad debt write-offs, legal expenses and accounting expenses. The increases in general and administrative expenses in the three and six month periods ended June 30, 2000 over the respective comparable periods of 1999 were due to increased staffing and infrastructure costs to support our growth, including the conversion of our management information system, expansions in Europe and Asia, and higher bad debt expense.

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

LITIGATION RESERVE RELEASE

         On September 3, 1997, VTEL Corporation (VTEL) filed a lawsuit in the State District Court in Travis County, Texas against ViaVideo Communications, Inc., a subsidiary of Polycom, and its founders (who were formerly employed by VTEL). On May 27, 1998, VTEL amended its suit to add Polycom as a defendant. In the lawsuit, VTEL alleged breach of contract, breach of confidential relationship, disclosure of proprietary information and related allegations. ViaVideo, its founders and Polycom answered the suit, denying in their entirety VTEL's allegations. On March 3, 2000, VTEL voluntarily dismissed the allegations against Polycom and ViaVideo with prejudice for no consideration. As a one-time item in the first quarter of 2000, the excess accrual associated with the expenses we estimated we would incur in connection with this lawsuit, totaling $1.8 million, was released to income since no further material expenses will be incurred.

INTEREST INCOME, NET

         Interest income, net consists of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of Polycom's bank accounts and interest expense from Polycom's credit facilities. Interest income, net of interest expense was $0.8 million and $0.4 million for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, interest income, net of interest expense was $1.6 million and $0.7 million, respectively. The fluctuations in interest income, net are due primarily to changes in average cash and investment balances throughout the year.

PROVISION FOR INCOME TAXES

         For the three months ended June 30, 2000 and 1999, the provision for income taxes was $5.7 million and $3.7 million, respectively. For the six months ended June 30, 2000 and 1999, the provision for income taxes was $11.4 million and $5.1 million, respectively. The increase in income taxes for the current three and six period over the same periods last year was due to the increased profitability of Polycom offset by a reduction in the tax provision rate associated with the recent development and implementation of our international structure. Additionally, the valuation allowance established in prior years was reversed in the three months ended March 31, 1999 due to our belief that the deferred tax assets will more likely than not be realized.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, our principal sources of liquidity included cash and cash equivalents of $55.2 million, short-term investments of $8.3 million and long-term investments of $20.1 million. Additionally, we have a $15.0 million line of credit with a bank. The line of credit facility contains provisions that require the maintenance of certain financial ratios and profitability requirements. As of June 30, 2000, we were in compliance with these covenants.

         We generated cash from operating activities totaling $22.8 million and $17.7 million for the six month periods ended June 30, 2000 and 1999, respectively. The improvement in cash from operating activities in the 2000 period over the same period of 1999 was due primarily to the improvements in net income before non-cash items (including the tax benefit from the exercise of stock options) and an increase in taxes payable, offset somewhat by higher growth in inventories, trade receivables, non-trade receivables and other assets and a lower increase in accounts payable.

         The total net change in cash and cash equivalents for the six months ended June 30, 2000 was an increase of $19.2 million. The primary sources of cash were $22.8 million from operating activities, $6.5 million from net sales and maturities of investments and $5.5 million associated with the exercise of stock options and purchases under the employee stock purchase plan. The primary uses of cash during this same period were purchases of licenses of $8.3 million and purchases of property, plant and equipment of $7.3 million. The positive cash from operating activities was primarily the result of positive net income before considering non-cash expenses such as depreciation and amortization and higher total current liabilities (including accounts payable and taxes payable), offset by an increase in inventories, accounts receivable, deferred taxes and other assets.

         Our material commitments consist of obligations under our operating leases. We also maintain, from time to time, commercial letters of credit as payments for the importation of certain products. These amounts do not exceed $300,000 and are outstanding less than 120 days. In addition, our bank has issued letters of credit to secure the leases on some of our offices. These letters of credit total less than $200,000 and are secured by our credit facilities or cash deposits with our banks.

         On August 2, 2000, we completed the public offering of 2,600,000 shares of common stock at a price of $90.875 per share. Of the shares sold, 1,600,000 shares were sold by us for net proceeds of approximately $137.6 million and the balance of shares were sold by a selling stockholder. The underwriters of this offering have an option to purchase up to an additional 390,000 shares of common stock solely to cover over-allotments. We intend to use the net proceeds from this sale primarily for general corporate purposes, including working capital and capital expenditures. A portion of the proceeds may also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. However, we have no present agreements or commitments with respect to any such transactions. Pending such uses, we intend to invest the net proceeds from this sale in short-term and long-term, interest-bearing, investment grade obligations.

         We believe that our available cash, cash equivalents, investments, the proceeds from the recent stock offering and our bank line of credit will be sufficient to meet our operating expenses and capital requirements through at least the next twelve months. We may require or desire additional funds to support our working capital requirements or for other purposes, such as acquisitions or competitive reasons, and may seek to raise such additional funds through public or private equity financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to Polycom and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technologies.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by SFAS 138, established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for the fiscal years beginning after June 15, 2000. We believe that adoption of this pronouncement will not have a material impact on our financial position and results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. We believe that adopting SAB 101 will not have a material impact on our financial position and results of operations.

         In March 2000, the FASB issued FASB Interpretation No. 44, or FIN 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of certain other provisions of FIN 44 did not have a material effect on our financial statements. We do not expect that the adoption of the remaining provisions will have a material impact on our financial statements.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS. IN ASSESSING THESE RISKS, INVESTORS SHOULD ALSO REFER TO THE INFORMATION SET FORTH IN POLYCOM'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, POLYCOM'S FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2000, POLYCOM'S PROSPECTUS DATED JULY 27, 2000 AND OTHER DOCUMENTS POLYCOM FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE SIGNIFICANTLY AND WE MAY NOT BE ABLE TO MAINTAIN OUR EXISTING GROWTH RATES.

         Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future as a result of a number of factors. These factors include market acceptance of new product introductions and product enhancements by us or our competitors; our prices and those of our competitors' products; the timing and size of the orders for our products; the mix of products sold; fluctuations in the level of international sales; the cost and availability of components; manufacturing costs; the level and cost of warranty claims; changes in our distribution network; the level of royalties to third parties; and changes in general economic conditions.

         Although we have had significant revenue growth in recent quarters, fluctuations in our quarterly operating results due to these or other factors could prevent us from sustaining these growth rates, and you should not use these past results to predict future operating margins and results. In particular, our quarterly revenues and operating results depend upon the volume and timing of customer orders received during a given quarter, and the percentage of each order which we are able to recognize as revenue during each quarter, each of which is difficult to forecast. In addition, the majority of our revenues in a given quarter historically has been recorded in the third month of that quarter. If this trend continues, any failure or delay in the closing of orders during the last part of a quarter will seriously harm our business.

         As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not a good predictor of our future performance. If our future operating results are below the expectations of stock market analysts, our stock price may decline.

DIFFICULTY IN ESTIMATING CUSTOMER ORDERS COULD HARM OUR OPERATING RESULTS.

         We typically ship products within a short time after we receive an order and historically have had no material backlog. As a result, backlog, at any point in time, is not a good indicator of future net revenues, and net revenues for any particular quarter cannot be predicted with any degree of accuracy. Additionally, orders from our reseller customers are based on the level of demand from end-users. The uncertainty of end-user demand means that any quarter could be significantly negatively impacted by lower end-user orders, which could in turn negatively affect orders we receive from our resellers. Accordingly, our expectations for both short- and long-term future net revenues are based almost exclusively on our own estimate of future demand and not on firm reseller orders. Expense levels are based, in part, on these estimates. Since a majority of our customer orders are received in the last month of a quarter, we are limited in our ability to reduce expenses quickly if for any reason orders and net revenues do not meet our expectations in a particular period. In addition, we have historically experienced a lag in demand during the summer months, which adds to the level of difficulty in predicting revenue levels.

WE DEPEND ON DISTRIBUTORS AND RESELLERS TO SELL OUR PRODUCTS, AND WE ARE SUBJECT TO RISKS ASSOCIATED WITH THEIR INVENTORIES OF OUR PRODUCTS, THEIR PRODUCT SELL-THROUGH AND THE SUCCESS OF THEIR BUSINESSES.

         We sell a significant amount of our products to distributors and resellers who maintain their own inventory of products for sale to dealers and end-users. A substantial percentage of the total products sold during a particular quarter consists of distributor stocking orders. We typically provide special cost or early payment incentives for distributors to purchase the minimum or more than the minimum quantities required under their agreements with us. If these resellers are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if resellers decide to decrease their inventories, it would negatively affect the volume of our sales to these resellers and also negatively affect our net revenues. Also, if we choose to eliminate or reduce stocking incentive programs, quarterly revenues may fail to meet our expectations or be lower than historical levels.

         Our revenue estimates are based largely on sales reports that the resellers provide to us on a monthly basis. This data has been generally accurate in North America but is less reliable outside of this region. To the extent that this sales and channel inventory data is inaccurate in either North America or outside of North America, we may not be able to make revenue estimates or may find that our previous estimates are inaccurate.

         Many of our distributors and resellers that carry multiple Polycom product lines, and from whom we derive significant revenues, are undercapitalized. The failure of these businesses to establish and sustain profitability or obtain financing could have a significant negative effect on our future revenue levels. The loss of distributors or resellers could harm our business. Lucent Technologies, one of our larger resellers, has announced it will spin off its business equipment division, known as Avaya Communication. We do not yet know how this spin-off will affect us. In connection with this restructuring, if the combined business from Lucent and Avaya yields a significant reduction in the amount of orders to us, it could harm our business.

         Late in the first quarter of 2000, we began shipping the ViewStation FX product. The timing of this delivery date likely created confusion in our reseller customer base and end-user customer market as these groups waited to see if this new ViewStation product was more desirable than the existing products. Therefore, the timing of this new product release likely had a negative effect on our first quarter 2000 sales-in to resellers and sales-out to end-users. We cannot assure you that a similar situation will not happen again.

WE MAY EXPERIENCE DELAYS IN PRODUCT INTRODUCTIONS AND OUR PRODUCTS MAY CONTAIN DEFECTS WHICH COULD ADVERSELY AFFECT MARKET ACCEPTANCE FOR THESE PRODUCTS AND OUR REPUTATION AND SERIOUSLY HARM OUR RESULTS OF OPERATIONS.

         Since the beginning of 1998, our revenue growth has been due in large part to new product introductions in the video communications product line. Although we are continuing to introduce new products, such as the recently announced ViaVideo, ViewStation 4000 and ViewStation FX, we cannot assure you that new product releases will be timely or that they will be made at all. In fact, the ViewStation FX was delayed from its original release date, which we believe negatively affected our net revenues in the first quarter of 2000. Additionally, we cannot assure you that any new or existing product introductions will be free from defects or produce the revenue growth experienced in 1998 and 1999.

         In the past we have experienced other delays in the introduction of certain new products and enhancements and believe that such delays may occur in the future. For instance, we experienced delays in introducing the ViewStation MP and WebStation in 1998 from their original expected release dates due to unforeseen technology and manufacturing ramping issues. Similar delays occurred during the introduction of the ShowStation IP, SoundStation Premier and ShowStation, affecting the first customer ship dates of these products. Any similar delays in the future for other new product offerings such as VoIP, desktop or other product line extensions could adversely affect market acceptance for these products and our reputation and seriously harm our results of operations. Further, due to the dynamic nature of the network access market sector, any delays in NetEngine product line extensions would seriously harm our business.

WE HAVE LIMITED SUPPLY SOURCES FOR SOME KEY COMPONENTS OF OUR PRODUCTS, AND OUR OPERATIONS COULD BE HARMED BY SUPPLY INTERRUPTIONS, COMPONENT DEFECTS OR UNAVAILABILITY OF THESE COMPONENTS.

         Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. We also obtain certain plastic housings, metal castings and other components from suppliers located in Singapore and China, and any political or economic instability in that region in the future, or future import restrictions, may cause delays or an inability to obtain these supplies. We have no supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. We and our contract manufacturers have had limited experience purchasing volume supplies of various components for our product lines and some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In the event that we or our contract manufacturers were unable to obtain sufficient supplies of components or develop alternative sources as needed, our operating results could be seriously harmed. In particular, if we encounter development delays or component shortages relating to our network access products, our business will suffer. Moreover, our operating results would be seriously harmed by receipt of a significant number of defective components, an increase in component prices or our inability to obtain lower component prices in response to competitive price reductions. Additionally, our video communications products are designed based on integrated circuits produced by Philips and video equipment produced by Sony. If we could no longer obtain integrated circuits or video equipment from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we cannot assure you that we would be successful in obtaining these components from alternative sources in a timely or cost-effective manner. Additionally, both Sony and Philips are our competitors in the video communications market, which may adversely affect our ability to obtain necessary components. The failure to obtain adequate supplies could prevent or delay product shipments, which could harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products, in particular, our network access products. Any delays in the availability of these key components could harm our business.

WE RELY ON THIRD-PARTY LICENSE AGREEMENTS AND TERMINATION OR IMPAIRMENT OF THESE AGREEMENTS MAY CAUSE DELAYS OR REDUCTIONS IN PRODUCT INTRODUCTIONS OR SHIPMENTS, WHICH WOULD HARM OUR BUSINESS.

         We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from RADVision, Telesoft, Omnitel, Adtran and EBSNet, video algorithm protocols from Real Networks and Ezenia!, development source code from Digital Equipment and Philips Semiconductor, audio algorithms from Lucent Technologies, communication software from DataBeam, digitizer and pen software from Scriptel and Windows software from Microsoft. In addition, for our new network access products, we have interoperability agreements with Jetstream Communications and Tollbridge Technologies, and we depend significantly on these agreements and our ability to secure similar licenses from other gateway providers. These third-party software licenses may not continue to be available to us on commercially reasonable terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business.

LOWER THAN EXPECTED MARKET ACCEPTANCE OF OUR PRODUCTS AND PRICE COMPETITION WOULD NEGATIVELY IMPACT OUR BUSINESS.

         If our products are not accepted by the market, our profitability could be harmed. For example, we lowered the price of the ShowStation IP by 23% effective March 1999 due to market acceptance issues for this product. Similar price reductions and demand issues could occur for any of our products which could negatively impact our net revenues and profitability. Further, through the end of 1999, growth rates of voice and video product sales from our sales channels to end-users have been significant. Future growth rates for these and our other products may not achieve these levels of growth. For example, sales of our video products were down slightly in the first quarter of 2000 from the fourth quarter of 1999.

         Our profitability could also be negatively affected in the future as a result of continuing competitive price pressure in the conferencing equipment and network access device markets. Although past price reductions have been driven by our desire to expand the market for our products, and we expect that in the future we may further reduce prices or introduce new products that carry lower margins in order to further expand the market or to respond to competitive pricing pressures, such actions may not have the desired impact.

INTERNATIONAL SALES ARE ACCOUNTING FOR AN INCREASING PORTION OF OUR NET REVENUES, AND RISKS INHERENT IN INTERNATIONAL SALES COULD HARM OUR BUSINESS.

         International sales are accounting for an increasing portion of our net revenues, and we anticipate that international sales will continue to account for a significant portion of our net revenues for the foreseeable future. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Additionally, international net revenues may fluctuate as a percentage of net revenues in the future as we introduce new products, since we expect to initially introduce any new products in North America and also because of the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, our business could be harmed. We cannot assure you that we will be able to maintain or increase international market demand for our products. Additionally, to date, a substantial majority of our international sales has been denominated in U.S. currency; however, if international sales were denominated in local currencies in the future, these transactions would be subject to currency fluctuation risks.

OUR BUSINESS COULD SUFFER AS A RESULT OF OUR INTEGRATION OF ATLAS COMMUNICATION ENGINES OR OTHER ACQUIRED COMPANIES.

         We completed the acquisition of Atlas Communications Engines, or Atlas, in December 1999. The integration of Atlas' product offerings and operations with our product offerings and operations and the coordination of the two companies' sales and marketing efforts have required substantial attention from management. The diversion of the attention of management and any difficulties encountered in the transition process could harm our business. The difficulties of assimilation may be increased by the necessity of integrating personnel with disparate business backgrounds and combining two different corporate cultures which may result in problems with employee retention. In addition, the process of combining the two organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses, which could have an adverse effect on the combined operations. As a result of the acquisition, our operating expenses will likely increase in absolute dollars. In fact, we are currently recruiting both management and technical staff to be added to this group. Should future expected revenues from Atlas' products not occur, or occur later or in an amount less than expected, the higher operating expenses could harm our business. We may make additional acquisitions in the future. Failure to achieve the anticipated benefits of any acquisition or to successfully integrate the operations of the companies could also harm our business and results of operations. Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additional costs associated with any future acquisitions we may make.

CONFLICTS WITH OUR CHANNEL PARTNERS COULD HURT SALES OF OUR PRODUCTS.

         We have various OEM agreements with some major telecommunications equipment manufacturers, such as Lucent Technologies, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create channel conflicts with our other distributors who directly compete with the OEM partner, which could adversely affect revenue from non-OEM channels.

Because many of our distributors also sell equipment that competes with our product lines, the distributors could devote more attention to the other product lines, which could harm our business. Further, other channel conflicts could arise which cause distributors to devote resources to other non-Polycom communications equipment, which would negatively affect our business or results of operations.

         We currently have agreements with video communications equipment suppliers under which these equipment suppliers resell our SoundPoint PC voice products along with their video communications products. We compete with these equipment suppliers in the voice conferencing market and, as such, we cannot assure you that they will enter into future agreements to resell or supply any of our new or enhanced conferencing products. Further, some of our current video products and video products under development are directly competitive with the products of these suppliers. As a consequence, competition between us and these suppliers is likely to increase, resulting in a strain on the existing relationship between the companies. Any such strain could limit the potential contribution of these relationships to our business.

         In addition, we depend on several key agreements, including our agreement with Jetstream Communications in the network access products market. Conflicts may occur in this evolving market as we seek other relationships. These conflicts could harm our business.

OUR SUCCESS DEPENDS ON OUR ABILITY TO ASSIMILATE NEW TECHNOLOGIES IN OUR PRODUCTS AND TO PROPERLY TRAIN OUR RESELLERS IN THE USE OF THOSE PRODUCTS.

         The markets for voice and video communications products and network access products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with DSL and ISDN compatibility, reseller training, technical and sales support as well as field support are also factors that may affect our success in this market. Further, the shift of communications from circuit-switched to IP-based technologies over time may require us to add new resellers and gain new core technological competencies. We are attempting to address these needs and the need to develop new products through our internal development efforts and joint developments with other companies. We cannot assure you that we will successfully identify new voice, video and network access product opportunities and develop and bring new voice, video and network access products to market in a timely manner. Further, we cannot assure you that competing technologies developed by others will not render our products or technologies obsolete or noncompetitive. The failure of our new voice, video and network access product development efforts and any inability to service or maintain the necessary third-party interoperability licenses would harm our business and results of operations.

MANUFACTURING DISRUPTIONS OR CAPACITY CONSTRAINTS WOULD HARM OUR BUSINESS.

         We subcontract the manufacture of our SoundStation, SoundStation Premier, SoundPoint Pro and ViewStation product families and are currently migrating the production of our new network access products to Celestica, a third-party contract manufacturer. We use Celestica's Thailand facilities, and should there be any disruption in services due to natural disaster or economic or political difficulties in Thailand and Asia, or for any other reason, such disruption would harm our business and results of operations. Also, Celestica is currently the sole source manufacturer of these product lines, and if this subcontractor experiences an interruption in operations or otherwise suffers from capacity constraints, we would experience a delay in shipping these products and we may not be able to meet any demand for our products, either of which could negatively affect revenues in the quarter of the disruption and harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

PRODUCT OBSOLESCENCE CAN NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.

         We operate in a high technology market which is subject to rapid and frequent technology changes. These technology changes can and do often render existing technologies obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the existing inventory cannot be sold at or above net realizable value. This situation occurred during the first quarter of 2000 for the ShowStation IP when we recorded additional excess and obsolescence charges. In addition, if the introduction of our SoundPoint Pro product has a materially negative effect on the future sales of our SoundPoint product, our net revenues could be reduced and an excess and obsolescence issue concerning our SoundPoint inventory could result, which could lower our profitability. The potential for new products to render existing products obsolete or reduce the demand for existing products exists for every one of our products. We cannot assure you that future inventory or other asset writedowns will not happen. If future writedowns do occur, they could harm our business.

OUR RECENT TRANSITION TO A NEW ENTERPRISE RESOURCE PLANNING SYSTEM COULD ADVERSELY AFFECT OUR OPERATIONS.

         We recently migrated our operations to a new enterprise resource planning system which affects almost every facet of our business operations. Typically, these conversions negatively affect a company's ability to conduct business initially due to problems such as historical data conversion errors, the required personnel training time associated with the new system, delays in implementation or unforeseen technical problems during conversion. If problems arise during this transition, we could experience delays in or lack of shipping, an inability to support our existing customer base, delays in paying vendors, delays in collecting from customers, an inability to place or receive product orders or other operational problems. If this were to occur, our profitability or financial position could be negatively impacted.

FAILURE TO ADEQUATELY SERVICE AND SUPPORT OUR PRODUCTS COULD HARM OUR RESULTS OF OPERATIONS.

         Our recent growth has been due in large part to an expansion into product lines with more complex technologies and protocols, including our recently introduced network access products. This has increased the need for increased product warranty and service capabilities. If we cannot develop and train our internal support organization or maintain our relationship with our outside technical support, it could harm our business.

OUR CASH FLOW COULD FLUCTUATE DUE TO OUR ABILITY TO COLLECT RECEIVABLES.

         In 1999 and through the first six months of 2000, we initiated a significant investment in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our net revenues, as happened in 1999 and through the first six months of 2000, accounts receivable balances will likely increase over previous years. Additionally, sales in the network access and video communications markets typically have longer payment periods over our traditional experience in the voice communications market. Therefore, if network access and video products constitute a greater percentage of net revenues, accounts receivable balances will likely increase. These increases would cause our days sales outstanding to increase over prior years and will negatively affect future cash flows. Although we have been able to offset the effects of these influences through additional incentives offered to resellers at the end of the quarter in the form of prepaid discounts, these additional incentives have lowered our profitability.

OUR STOCK PRICE FLUCTUATES AS A RESULT OF THE CONDUCT OF OUR BUSINESS AND STOCK MARKET FLUCTUATIONS.

         The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of our common stock may be significantly affected by a variety of factors, including statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically; the announcement of new products or product enhancements by us or our competitors; technological innovations by us or our competitors; quarterly variations in our results of operations; general market conditions or market conditions specific to particular industries; and international macroeconomic factors.

         In addition, in recent years the stock market has experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many high technology companies, such as Polycom. These fluctuations are often unrelated to the operating performance of the specific companies.

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

         Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

OUR RESELLER CUSTOMER CONTRACTS ARE TYPICALLY SHORT-TERM AND EARLY TERMINATIONS OF OUR CONTRACTS MAY HARM OUR RESULTS OF OPERATIONS.

         We do not typically enter into long-term contracts with our reseller customers, and we cannot be certain as to future order levels from our reseller customers. When we do enter into a long-term contract, the contract is generally terminable at the convenience of the customer. In the event of an early termination by one of our major customers, it is unlikely that we will be able to rapidly replace that revenue source, which would harm our results of operations.

FAILURE TO MANAGE OUR GROWTH MAY HARM OUR BUSINESS.

         Our business has grown in recent years through both internal expansion and acquisitions, and continued growth may cause a significant strain on our infrastructure and internal systems. To manage our growth effectively, we must continue to improve and expand our management information systems and continue resource additions such as headcount, capital and processes in a timely and efficient manner. We cannot assure you that resources will be available when we need them or that we will have sufficient capital to fund these resource needs. In addition, our success depends to a significant extent on the management skills of our executive officers. If we are unable to manage growth effectively, or we experience a shortfall in resources, our results of operations will be harmed.

IF WE FAIL TO SUCCESSFULLY COMPETE IN OUR MARKETS, OUR BUSINESS AND RESULTS OF OPERATIONS WOULD BE SIGNIFICANTLY HARMED.

         In the video communications market, our major competitors include PictureTel, Tandberg, Sony, VCON and VTEL. Many of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video communications products. In addition, our video streaming products employ technology from Microsoft and Real Networks who both have solutions competitive with our products. The market for voice communications equipment, particularly voiceconferencing, is highly competitive and subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future. In the voice communications equipment market segment, our major competitors include ClearOne, SoundGear, NEC, Gentner and other companies that offer lower cost, full-duplex speakerphones such as Lucent Technologies and Hello Direct. Hello Direct, one of our resellers, offers a competitive product under the Hello Direct name through an OEM relationship with Gentner. Most of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, all major telephony manufacturers produce hands-free speakerphone units that are a lower cost than our voice communications products. Our network access products have significant competition from Efficient Networks, Netopia, 3Com and Cisco Systems.

         We cannot assure you that we will be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our competitors could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be the reduction in the prices of our products and our competitors' products or the introduction of additional lower priced competitive products. We expect this increased competitive pressure may lead to intensified price-based competition, resulting in lower prices and gross margins which would significantly harm our results of operations.

WE RELY ON PATENTS, TRADEMARKS, COPYRIGHTS AND TRADE SECRETS TO PROTECT OUR PROPRIETARY RIGHTS, WHICH MAY NOT BE SUFFICIENT TO PROTECT OUR INTELLECTUAL PROPERTY.

         We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights. Others may independently develop similar proprietary information and techniques or gain access to our intellectual property rights or disclose such technology. In addition, we cannot assure you that any patent or registered trademark owned by us will not be invalidated, circumvented or challenged in the U.S. or foreign countries, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. Furthermore, others may develop similar products, duplicate our products or design around our patents. In addition, foreign intellectual property laws may not protect our intellectual property rights. Litigation may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business.

WE FACE AND MIGHT IN THE FUTURE FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT MIGHT BE COSTLY TO RESOLVE.

         We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products. For example, we have recently been named (along with approximately 90 manufacturers or distributors of electronic or semiconductor products) but not served in a complaint filed by the Lemelson Medical, Education and Research Foundation alleging patent infringement by us. If any litigation were to occur as a result of such allegations in the future, and we do not prevail in any such litigation, our business may be adversely affected.

         In addition, our industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of intellectual property rights or positions, which have on occasion resulted in significant and often protracted and expensive litigation. In the past, we have been involved in such litigation, which adversely affected our operating results. We cannot assure you that intellectual property claims will not be made against us in the future or that we will not be prohibited from using the technologies subject to any such claims or be required to obtain licenses and make corresponding royalty payments. In addition, the necessary management attention to and legal costs associated with litigation can have a significant adverse effect on operating results.

IF WE FAIL TO SUCCESSFULLY ATTRACT AND RETAIN QUALIFIED PERSONNEL, OUR BUSINESS WILL BE HARMED.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Polycom's exposure to market risk for changes in interest rates relates primarily to its investment portfolio and bank borrowings. Polycom does not use derivative financial instruments in its investment portfolio, and its investment portfolio only includes primarily highly liquid instruments with a maturity of no more than two years.

         Polycom is subject to fluctuating interest rates that may impact, adversely or otherwise, its results of operations or cash flows for its variable rate bank borrowings, available-for-sale securities and cash and cash equivalents.

         The table below presents principal amounts and related weighted average interest rates by year of maturity for Polycom's cash, debt investment portfolio and debt obligations:

As of June 30, 2000:

                                                                          Expected Maturity
                                                                2000       2001        2002       TOTAL
                                                                ----       ----        ----       -----
                                                                 (in thousands, except interest rates)

ASSETS
Cash and cash equivalents                                     $ 55,197      ---        ---      $ 55,197
   Average interest rates                                      4.19%        ---        ---        4.19%
Investments (debt securities)                                 $ 12,612   $ 11,957     2,871     $ 27,440
   Average interest rates                                      5.54%       5.05%      5.20%       5.29%
LIABILITIES
Bank line of credit                                             ---         ---        ---         ---
   Average interest rates                                      9.50%        ---        ---        9.50%

         The estimated fair value of Polycom's cash and cash equivalents approximates the principal amounts reflected above based on the short maturities of these financial instruments. The estimated fair value of Polycom's debt obligations approximates the principal amounts reflected above based on rates currently available to Polycom for debt with similar terms and remaining maturities. The Company also holds a $1.0 million investment in publicly traded equity securities. The market risk for this investment is driven by movements in the market price of this investment.

PART II  OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  Not Applicable.

Item 2.           CHANGES IN SECURITIES

                  Not Applicable.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company distributed its Definitive Proxy Statement, Proxy and Annual Report to Stockholders on or about April 7, 2000 to each stockholder of record on March 24, 2000, for its Annual Meeting of Stockholders held May 18, 2000 (the "Annual Meeting"). At the Company's Annual Meeting, the Stockholders were asked to consider five proposals.

                  The first proposal involved the election of directors. The existing Board of Directors selected seven nominees, all of whom ran unopposed and all of whom were then serving as directors of the Company. The nominees of the Board, and the voting results with respect thereto, were:

                                                            Votes         Votes         Votes        Broker
                  Name                                        For       Against    Abstaining     Non-votes
                  ----                                        ---       -------    ----------     ---------
                  Robert C. Hagerty                    26,714,894       123,095             0             0
                  Michael R. Kourey                    26,703,394       134,595             0             0
                  Betsy S. Atkins                      26,716,311       121,678             0             0
                  John Seely Brown                     26,716,061       121,928             0             0
                  Stanley J. Meresman                  26,705,456       132,533             0             0
                  John A. Kelley                       26,715,839       122,150             0             0
                  William A. Owens                     26,705,456       132,533             0             0

                  The second proposal was to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 50,000,000 to 175,000,000. The results were:

                           For:                                     22,663,267
                           Against:                                  4,164,297
                           Abstentions:                                 10,425
                           Broker Non-Votes:                                 0

                  The third proposal was to amend the Company's 1996 Stock Incentive Plan changing the amount and characteristics of options granted to non-employee directors under the automatic option grant program, and to ratify and approve the material terms of the Company's 1996 Stock Incentive Plan. The results were:

                           For:                                     25,705,039
                           Against:                                  1,089,436
                           Abstentions:                                 43,514
                           Broker Non-Votes:                                 0

                  The fourth proposal was to amend the Company's 1996 Stock Incentive Plan increasing the number of shares of Common Stock reserved for issuance thereunder from 5,625,000 to 7,375,000 shares.

                  The results were:

                           For:                                     23,274,010
                           Against:                                  3,528,266
                           Abstentions:                                 35,713
                           Broker Non-Votes:                                 0

                  The fifth and final proposal concerned the ratification of the Company's independent accountants (PricewaterhouseCoopers LLP) for the fiscal year ending December 31, 2000. The results were:

                           For:                                     26,822,861
                           Against:                                      6,580
                           Abstentions:                                  8,548
                           Broker Non-Votes:                                 0


Item 5.           OTHER INFORMATION

                  Not Applicable

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

       (a)        List of Exhibits

NUMBER                     EXHIBIT
------            -----------------------------------------------------

   27.1           Financial Data Schedule

       (b)        Reports on Form 8-K:

                  A report on Form 8-K was filed on July 24, 2000, to announce that the Company issued a press release dated July 19, 2000 reporting its operating results for the second quarter ending
                  June 30, 2000.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 4, 2000            POLYCOM, INC.


                                   /s/ Michael R. Kourey
                                   -------------------------
                                   Michael R. Kourey
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)