Form 10-Q
period 2000-10-01
POLYCOM INC
filed 2000-11-13
CIK 1010552

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


                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000

                                       or

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
---                                Act of 1934

               For the transition period from         to
                                             ---------  ---------

                        COMMISSION FILE NUMBER 000-27978

                                  POLYCOM, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                      94-3128324
  ---------------------------------------        --------------------------
   (State or other jurisdiction of                   (IRS employer
    incorporation or organization)                 identification number)



   1565 BARBER LANE, MILPITAS, CA.                      95035
 ----------------------------------------        --------------------------
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

                                 Yes  X  No
                                     ---    ---
There were 75,439,441 shares of the Company's Common Stock, par value $.0005, outstanding on November 3, 2000.

                                  POLYCOM, INC.

                                      INDEX

                               REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                                                                              Page
                                                                                            Number
                                                                                            ------
PART I          FINANCIAL INFORMATION

      Item 1    Financial Statements (unaudited for periods ended September 30, 2000 and
                1999):

                Condensed Consolidated Balance Sheets as of September 30, 2000 and
                December 31, 1999..........................................................    3


                Condensed Consolidated Statements of Income for the Three and Nine
                Month Periods Ended September 30, 2000 and September 30, 1999..............    4

                Condensed Consolidated Statements of Cash Flows for the Nine
                Month Periods Ended September 30, 2000 and September 30, 1999..............    5

                Notes to Condensed Consolidated Financial Statements.......................    6

      Item 2    Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................................   10

      Item 3    Quantitative and Qualitative Disclosures About Market Risk.................   25

PART II         OTHER INFORMATION

                Item 1 - Legal Proceedings..................................................  26
                Item 2 - Changes in Securities..............................................  26
                Item 3 - Defaults Upon Senior Securities....................................  26
                Item 4 - Submission of Matters to a Vote of Security Holders................  26
                Item 5 - Other Information..................................................  26
                Item 6 - Exhibits and Reports on Form 8-K...................................  26

SIGNATURE...................................................................................  27

PART 1                     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                                  POLYCOM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 Sept. 30,        Dec. 31,
                                                                                     2000            1999
                                                                               --------------    -------------
                                                                                (Unaudited)
   ASSETS
   Current assets
      Cash and cash equivalents                                                      $186,685         $35,952
      Short-term investments                                                           24,724          24,815
      Trade receivables, net of allowance for doubtful accounts of $1,726 at           59,951          47,445
        September 30, 2000 and $1,304 at December 31, 1999
      Inventories                                                                      36,147          18,136
      Deferred taxes                                                                   15,428           9,059
      Non-trade receivables                                                             4,881           1,787
      Prepaid expenses and other current assets                                         1,460             581
                                                                               ---------------    ------------
         Total current assets                                                         329,276         137,775

   Fixed assets, net                                                                   15,907           9,795
   Long-term investments                                                               33,334          15,050
   Other investments                                                                    8,000             ---
   Licenses                                                                             7,350             ---
   Noncurrent deferred taxes                                                            1,546           1,546
   Deposits and other assets                                                              586             555
                                                                               ---------------    ------------
         Total assets                                                               $ 395,999       $ 164,721
                                                                               ===============    ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
      Accounts payable                                                               $ 33,606        $ 26,433
      Taxes payable                                                                    12,617           9,633
      Other current liabilities                                                        17,324          15,385
                                                                               ---------------    ------------
         Total current liabilities                                                     63,547          51,451

   Stockholders' equity
     Common stock                                                                          38              34
     Additional paid-in capital                                                       278,867          97,577
     Unrealized loss on marketable securities                                             (15)            (85)
     Unearned stock-based compensation                                                 (1,211)         (1,953)
     Accumulated earnings                                                              54,773          17,697
                                                                               ---------------    ------------
        Total stockholders' equity                                                    332,452         113,270
                                                                               ---------------    ------------
        Total liabilities and stockholders' equity                                  $ 395,999       $ 164,721
                                                                               ===============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements

                                  POLYCOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Three Months Ended                   Nine Months Ended
                                                           -------------------------------        -----------------------------
                                                                 Sept. 30,       Sept. 30,          Sept. 30,        Sept. 30,
                                                                      2000            1999               2000             1999
                                                             --------------    ------------       ------------    -------------

Net revenues                                                      $ 86,489        $ 52,284          $ 231,272        $ 139,579
Cost of net revenues                                                39,105          23,661            103,012           64,027
                                                             --------------    ------------       ------------    -------------
   Gross profit                                                     47,384          28,623            128,260           75,552

Operating expenses:
   Sales and marketing                                              15,725           9,676             42,707           25,456
   Research and development                                          9,225           5,719             25,157           14,690
   General and administrative                                        4,026           2,198             10,836            5,692
   Litigation reserve release                                          ---             ---             (1,843)             ---
                                                             --------------    ------------       ------------    -------------
      Total operating expenses                                      28,976          17,593             76,857           45,838
                                                             --------------    ------------       ------------    -------------
Operating income                                                    18,408          11,030             51,403           29,714

Interest income, net                                                 2,272             454              3,905            1,149
Other income (expense)                                                  (6)            (10)                30              (29)
                                                             --------------    ------------       ------------    -------------
Income before provision for income taxes                            20,674          11,474             55,338           30,834
Provision for income taxes                                           6,828           4,252             18,262            9,368
                                                             --------------    ------------       ------------    -------------
Net income                                                         $13,846          $7,222            $37,076          $21,466
                                                             ==============    ============       ============    =============
Basic net income per share                                         $ 0.19           $ 0.11            $  0.52          $  0.33
                                                             ==============    ============       ============    =============
Dilutive net income per share                                      $ 0.18           $ 0.10            $  0.48          $  0.30
                                                             ==============    ============       ============    =============
Weighted average shares outstanding for basic EPS                   73,187          66,141             70,703           64,393
                                                             ==============    ============       ============    =============
Weighted average shares outstanding for dilutive EPS                78,758          73,358             76,675           72,400
                                                             ==============    ============       ============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements

                                  POLYCOM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 Nine Months Ended
                                                                                       ---------------------------------------
                                                                                         September 30,        September 30,
                                                                                             2000                  1999
                                                                                       ------------------    -----------------
Cash flows from operating activities:
Net income                                                                             $       37,076     $         21,466
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                                                 5,434                3,053
  Provision for doubtful accounts                                                               1,039                  218
  Provision for excess and obsolete inventories                                                 1,681                4,120
  Tax benefit from exercise of stock options                                                   21,366                5,465
  Amortization of stock-based compensation                                                        742                  176
   Changes in assets and liabilities:
   Trade receivables                                                                          (13,545)             (14,663)
   Inventories                                                                                (19,692)              (6,435)
   Deferred and refundable taxes                                                               (6,369)              (3,157)
   Non-trade receivables                                                                       (3,094)                (946)
   Other assets                                                                                  (771)                (139)
   Accounts payable                                                                             7,173                9,972
   Taxes payable                                                                                2,984                3,533
   Accrued and other liabilities                                                                1,939                2,142
                                                                                       ---------------    ----------------
Net cash provided by operating activities                                                      35,963               24,805
                                                                                       ---------------    ----------------
Cash flows from investing activities:
   Acquisition of fixed assets                                                                (10,714)              (5,507)
   Purchase of licenses                                                                        (8,321)                 ---
   Proceeds from sale and maturity of investments                                              33,630                8,179
   Purchases of investments                                                                   (59,753)             (25,651)
   Other                                                                                          ---                  250
                                                                                       ---------------    ----------------
Net cash used in investing activities                                                         (45,158)             (22,729)
                                                                                       ---------------    ----------------
Cash flows from financing activities:
   Net proceeds from stock offering                                                           148,293                  ---
   Proceeds from issuance of common stock                                                      11,635                3,665
   Proceeds from exercise of warrants                                                             ---               15,000
   Distribution to owners of Atlas                                                                ---                 (103)
                                                                                       ---------------    ----------------
Net cash provided by financing activities                                                     159,928               18,562
                                                                                       ---------------    ----------------
Net increase in cash and cash equivalents                                                     150,733               20,638

Cash and cash equivalents, beginning of period                                                 35,952               18,006
                                                                                       ---------------    ----------------
Cash and cash equivalents, end of period                                               $      186,685     $         38,644
                                                                                       ===============    ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid                                                                    $          204     $          3,504



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  POLYCOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of income for the three and nine month periods ended September 30, 2000 and 1999 and condensed consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999 have been prepared by the Company without audit. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements as of that date.

The preparation of financial statements in conformity with United States' generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented have been made.

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

2.       INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out ("FIFO") method. Inventories consisted of the following (in thousands):

                                                  Sept. 30,        Dec. 31,
                                                       2000            1999
                                                       ----            ----
       Raw Materials                                $ 4,103         $ 1,542
       Finished Goods                                32,044          16,594
                                                    -------        --------
                                                   $ 36,147        $ 18,136
                                                   ========        ========


3.       BANK LINE OF CREDIT

The Company has available a $15.0 million revolving line of credit under an agreement with a bank. Borrowings under the line are unsecured and bear interest at the bank's prime rate (9.5% at September 30, 2000) or at an offshore interbank offered rate (IBOR) plus 0.65% (approximately 7.20% to 7.86%, depending on the term of the borrowings at September 30, 2000). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. The line expires on October 31, 2002 but may be renewed by the Company for an additional year so long as certain liquidity measures are met at the time of renewal.

4.       PER SHARE INFORMATION

In accordance with the disclosure requirements of the Statement of Financial Standards (SFAS) No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands except per share amounts).

                                                             Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                        -----------------------------    ---------------------------
                                                            2000             1999           2000            1999
                                                        --------------    -----------    -----------     -----------
   Numerator - basic and diluted EPS
      Net income                                             $ 13,846        $ 7,222       $ 37,076        $ 21,466
                                                        ==============    ===========    ===========     ===========
   Denominator - basic EPS
   Weighted average common stock outstanding                   73,527         67,785         71,392          66,414
      Shares subject to repurchase                              (340)        (1,644)          (689)         (2,021)
                                                        --------------    -----------    -----------     -----------
   Total shares used in calculation of basic EPS               73,187         66,141         70,703          64,393
                                                        ==============    ===========    ===========     ===========
   Basic net income per share                                 $  0.19        $  0.11        $  0.52         $  0.33
                                                        ==============    ===========    ===========     ===========
   Denominator - diluted EPS
      Denominator - basic EPS                                  73,187         66,141         70,703          64,393
      Effect of dilutive securities:
        Common stock options                                    5,231          5,573          5,283           5,422
        Shares subject to repurchase                              340          1,644            689           2,021
        Convertible warrants                                      ---            ---            ---             564
                                                        --------------    -----------    -----------     -----------
   Total shares used in calculation of diluted EPS             78,758         73,358         76,675          72,400
                                                        ==============    ===========    ===========     ===========
   Diluted net income per share                               $  0.18        $  0.10        $  0.48         $  0.30
                                                        ==============    ===========    ===========     ===========

5.       BUSINESS SEGMENT INFORMATION:

The Company operates in one business segment, named Communications, and markets its products in the United States and in foreign countries through resellers. The percentage of total net revenues for the Video Communications, Voice Communications and Network Access product lines were as follows:

                                                     Three Months Ended         Nine Months Ended
                                                       September 30,              September 30,
                                                   -----------------------    -----------------------
                                                         2000        1999          2000         1999
                                                   -----------    --------    ----------    ---------
              Video communications                        70%         67%           67%          61%
              Voice communications                        20%         31%           27%          36%
              Network access products                     10%          2%            6%           3%
                                                   -----------    --------    ----------    ---------
              Total net revenues                         100%        100%          100%         100%
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

7.       COMPREHENSIVE INCOME

In accordance with the disclosure requirements of SFAS No. 130, "Reporting Comprehensive Income", the components of comprehensive income are as follows:

                                                    Three Months Ended                    Nine Months Ended
                                                       September 30,                        September 30,
                                               ------------------------------         ---------------------------
(in thousands)                                     2000             1999                 2000            1999
                                               ------------------------------         ---------------------------
Net income                                          $ 13,846         $ 7,222            $ 37,076        $ 21,466
Increase (decrease) in unrealized loss on
     marketable securities                               (1)            (40)                  70            (40)
                                               --------------    ------------         -----------     -----------
Comprehensive income                                $ 13,845         $ 7,182            $ 37,146        $ 21,426
                                               ==============    ============         ===========     ===========

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

9.       INVESTMENTS

The Company's investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate equity and debt securities. Investments with maturities of less than one year are considered short-term and are carried at fair value. Nearly all investments are held in the Company's name at three major financial institutions. The specific identification method is used to determine the cost of securities disposed of, with realized gains and loses reflected in interest income, net. At September 30, 2000 and 1999, all of the Company's investments were classified as available for sale. Unrealized gains and losses on these investments are included as a separate component of stockholders' equity.

The Company also has investments in private companies. These investments are included in "Other Investments" in the Company's balance sheet and are carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying value when necessary.

10.      STOCKHOLDERS' EQUITY

PUBLIC STOCK OFFERING

In August 2000, the Company completed a public offering of 5,608,976 shares of its common stock. The Company sold 3,451,678 of the shares and the remaining 2,157,298 shares were sold by a selling stockholder. The offering was completed at a price of $45.438 per share for net proceeds to the Company of approximately $148.3 million.

STOCK SPLIT

On August 2, 2000, the Company announced that its Board of Directors approved a two-for-one split of the Company's common stock. The stock split was effected as a stock dividend on August 31, 2000, and payable to all stockholders of record as of August 15, 2000. All references to share and per share amounts for all periods presented have been adjusted to give effect to this stock split.

11.      ACQUISITION OF CIRCA COMMUNICATIONS, LTD.

In September 2000, the Company signed a definitive agreement to acquire Circa Communications Ltd, or Circa, a Canadian corporation which develops voice over internet protocol, or VoIP, telephony products. The Company currently anticipates that this acquisition will be completed by the end of the first quarter of 2001, however the acquisition is subject to the fulfillment of certain conditions by Circa, including the general availability of certain of Circa's VoIP products. Under the terms of the agreement, the Company will acquire all outstanding stock and rights to acquire stock of Circa in exchange for Polycom stock. The number of Polycom shares exchanged is dependent on certain performance criteria. This transaction is expected to be recorded as a purchase business combination.


12.      RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by SFAS 138, established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for the fiscal years beginning after June 15, 2000. We believe that the adoption of this pronouncement will not have a material impact on our financial position and results of operations.

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

In March 2000, the FASB issued FASB Interpretation No. 44, or FIN 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of the provisions of FIN 44 did not have a material effect on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCT OFFERINGS, CUSTOMER AND GEOGRAPHIC REVENUE MIX, GROSS MARGINS AND OPERATING COSTS AND EXPENSES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "OTHER FACTORS AFFECTING FUTURE OPERATIONS" AND ELSEWHERE IN THIS DOCUMENT AS WELL AS OTHER INFORMATION SET FORTH IN POLYCOM'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, POLYCOM'S FORM 10-Q REPORTS, POLYCOM'S PROSPECTUS DATED JULY 27, 2000, POLYCOM'S FORM S-3 FILED OCTOBER 27, 2000 AND OTHER DOCUMENTS POLYCOM FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

         We were incorporated in December 1990. We were engaged principally in research and development from inception through September 1992, when we began volume shipments of our first voice communications product, the SoundStation. Currently, our voice communications product line consists principally of the SoundStation, SoundStation EX, SoundStation Premier, SoundStation Premier EX, SoundPoint and SoundPoint Pro. In January 1998, we completed the acquisition of ViaVideo, a development stage company that designed and developed high-quality, low-cost, easy-to-use, group video communications systems. In February 1998, we began customer shipments of the ViewStation product family, our video communications equipment product line. Currently, our video communications product line consists principally of the ViewStation 128, ViewStation 512, ViewStation V.35, ViewStation MP, ViewStation SP, ViewStation FX, VS 4000, ViaVideo, StreamStation, WebStation, ShowStation IP and the MeetingSite 5000. In December 1999, we acquired Atlas Communication Engines, Inc., a privately-held, OEM supplier of IADs, and an emerging supplier of DSL routers. In addition, Atlas also sold non-DSL custom communications products under OEM arrangements. Atlas' line of IADs and DSL routers, which have become our network access product line, provides voice and data over the rapidly-growing DSL network.

         Through September 30, 2000, we derived a substantial majority of our net revenues from sales of our ViewStation, Network Access and SoundStation products. We anticipate that the ViewStation, Network Access and SoundStation product lines will continue to account for a significant portion of our net revenues at least for the next twelve months. Any factor adversely affecting the demand or supply for these products would harm our business, financial condition, cash flows and results of operations.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net revenues, condensed consolidated statements of income data for the periods indicated.

                                                   Three Months Ended                   Nine Months Ended
                                            ---------------------------------       ---------------------------
                                                  Sept. 30,        Sept. 30,          Sept. 30,      Sept. 30,
                                                       2000             1999               2000           1999
                                              --------------     ------------       ------------    -----------
Net revenues                                          100 %            100 %              100 %          100 %
Cost of net revenues                                   45 %             45 %               45 %           46 %
                                              --------------     ------------       ------------    -----------
   Gross profit                                        55 %             55 %               55 %           54 %
                                              --------------     ------------       ------------    -----------
Operating expenses:
   Sales and marketing                                 18 %             19 %               18 %           18 %
   Research and development                            11 %             11 %               11 %           11 %
   General and administrative                           5 %              4 %                5 %            4 %
   Litigation reserve release                           0 %              0 %              (1 %)            0 %
                                              --------------     ------------       ------------    -----------
      Total operating expenses                         34 %             34 %               33 %           33 %
                                              --------------     ------------       ------------    -----------
Operating income                                       21 %             21 %               22 %           21 %

Interest income, net                                    3 %              1 %                2 %            1 %
Other income (expense)                                  0 %              0 %                0 %            0 %
                                              --------------     ------------       ------------    -----------

Income before provision for income taxes               24 %             22 %               24 %           22 %
Provision for income taxes                              8 %              8 %                8 %            7 %
                                              --------------     ------------       ------------    -----------
Net income                                             16 %             14 %               16 %           15 %
                                              ==============     ============       ============    ===========

 NET REVENUES

         Net revenues for the three months ended September 30, 2000 were $86.5 million, an increase of $34.2 million, or 65%, as compared to the same period of 1999. For the nine months ended September 30, 2000, total net revenues were $231.3 million, an increase of $91.7 million, or 66%, over the comparable period of 1999. These increases were due primarily to an increased sales volume of video communication products. In addition, sales volume increases in the network access and voice communication product lines also contributed to the improvement over 1999.

         In the three and nine months ended September 30, 2000 and 1999, we derived a substantial majority of our net revenues from sales of our video communication, network access and voice communication products. See note 5 of the notes to the consolidated financial statements (unaudited) for business segment information. No customer accounted for more than 10% of our net revenues in the three and nine month periods ended September 30, 2000. Lucent Technologies accounted for 10% of net revenues in the three and nine month periods ended September 30, 1999. No other customer or reseller accounted for more than 10% of our net revenues during the three or nine month periods ended September 30, 1999.

         International net revenues, or revenues outside of North America, accounted for 31% of net revenues for the three months ended September 30, 2000 and 34% of net revenues for the three months ended September 30, 1999. International net revenues accounted for 33% of total net revenues for the nine months ended September 30, 2000, and 30% of total net revenues for the nine months ended September 30, 1999. The fluctuations in the international percentage of our net revenues were due primarily to varying sales in the European region. For the three months ended September 30, 2000, the decrease over the same period last year was due to slow growth in Europe and the release of new products initially in North America which lowered the impact of Europe's sales on the company's overall sales. The growth for the nine months ended September 30, 2000 over the same period of last year was due to the expansion of our resources in this region which facilitated increased sales.

         We anticipate that international sales will continue to account for a significant portion of net revenues for the foreseeable future, and we plan to continue our expansion in Europe and Asia in 2000. International sales, however, are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Additionally, international net revenues may fluctuate as a percentage of net revenues in the future as we introduce new products, since we expect to initially introduce any new products in North America and also because of the additional time required to make our products ready for sale globally and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, our business could be harmed. We cannot assure you that we will be able to maintain or increase international market demand for our products. Additionally, to date, a substantial majority of our international sales has been denominated in U.S. currency; however, if our international sales were denominated in local currencies in the future, these transactions would be subject to currency fluctuation risks. Further, beginning January 1, 1999, the participating member countries of the European Union agreed to adopt the European Currency Unit, or euro, as the common legal currency. On that same date they established fixed conversion rates between their existing sovereign currencies and the euro. The establishment of the euro has not had any significant impact on us to date due to the fact that a substantial majority of our international sales are denominated in U.S. currency. However, there may be an impact in the future due to the recent weakening of the euro against the dollar as this requires customers to convert a greater number euros into dollars to settle their outstanding balances to us.

COST OF NET REVENUES

         Cost of net revenues consists primarily of contract manufacturer costs including material and direct labor, Polycom's manufacturing organization, tooling depreciation, warranty expense and an allocation of overhead expenses. The cost of net revenues as a percentage of net revenues for the three months ended September 30, 2000 was 45%, the same as in the comparable period in 1999. For the nine months ended September 30, 2000, the cost of net revenues as a percentage of net revenues was 45%, and for the nine months ended September 30, 1999 the cost of net revenues as a percentage of net revenues was 46%. These cost fluctuations are attributable to a more favorable product mix generated from increased shipments of higher margin video products, and favorable material price improvements, offset by a write-down of certain media server inventory, including the ShowStation IP, to net realizable value in the first quarter of 2000 and higher shipment volumes of the lower margin network access products for both the three and nine month periods of 2000.

         Forecasting future gross margin percentages is difficult. While we expect that our future overall cost of net revenues percentage will be within a few percentage points of the current level, there are a number of risks associated with maintaining our current gross margin levels. For example, uncertainties surrounding competition, changes in technology, changes in product mix, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs and timing of sales over the next few quarters can cause our cost of net revenues percentage to fluctuate significantly. Additionally, our IAD and DSL equipment products, VoIP products and other desktop products have a significantly higher cost of net revenue percentage than our ViewStation and SoundStation product lines. If the IAD, DSL, VoIP and other desktop products grow to be become a significant revenue stream, this will have a negative effect on our future cost of net revenues percentages. Also, we may reduce prices on our products in the future for competitive reasons or to stimulate demand which could increase our cost of net revenues percentage; however, these possible price reductions may not offset competitive pressures or stimulate demand. In addition, cost variances associated with the manufacturing ramp of new products, such as the NetEngine, ViewStation 4000 and ViewStation FX or any other new product, could occur which would increase our cost of net revenues percentage. Further, gross margins associated with the ShowStation IP, ViewStation SP and the SoundPoint Pro are lower than the targeted gross margins of our product portfolio, yet the gross margins for the WebStation are closer to the targeted gross margins. The contribution of these products can have a significant impact on our overall gross margins.

         In addition to the uncertainties listed above, cost of net revenues as a percentage of net revenues may increase due to a change in the mix of distribution channels and the mix of international versus North American revenues. Further, we had realized lower cost of net revenues as a percentage of net revenues on our direct sales than on sales through indirect channels. Because we no longer sell our products through a direct sales force, our profit margins have been and will continue to be negatively impacted.

SALES AND MARKETING EXPENSES

                                    Three Months Ended                            Nine Months Ended
                                    ------------------                            -----------------
                             Sept. 30,     Sept. 30,       Increase      Sept. 30,   Sept. 30,      Increase
$ in Thousands                    2000          1999     (Decrease)           2000        1999    (Decrease)
--------------                    ----          ----     ----------           ----        ----    ----------
Expenses                      $ 15,725       $ 9,676           63 %       $ 42,707    $ 25,456          68 %

% of Net Revenues                 18 %          19 %          (1 %)           18 %        18 %           0 %

       Sales and marketing expenses consist primarily of salaries, commissions, advertising, promotional expenses, product marketing, an allocation of overhead expenses and customer service and support costs. The increases in sales and marketing expenses in absolute dollars in the three and nine month periods ended September 30, 2000 over the same periods of 1999 were primarily related to increased advertising and promotional expenditures for our video and network access products. Additionally, an increase in our investment in our worldwide sales effort also contributed to the increases over 1999.

         We expect to continue to increase our sales and marketing expenses in absolute dollar amounts in an effort to expand North American and international markets, market new products and establish and expand distribution channels. In particular, our acquisition of Atlas expanded our product portfolio into the DSL access market which will require significant additional marketing expenditures to communicate the value of our new product offerings as well as significant additional sales expenditures to develop a new sales organization for this market. In addition, due to the innovative nature of our ViewStation, StreamStation, ViaVideo and upcoming VoIP products, we believe we will incur additional expenses for sales and marketing, especially advertising, to educate potential customers as to the desirability of these products over competing products. In addition, we will further invest in the European and Asian markets, increasing the absolute dollars spent in this area. Also, the launch of the StreamStation product, a product that streams point-to-point or multipoint video communications using the ViewStation to the Web, as well as VoIP and other potential desktop products, will cause an increase in our sales and marketing expenses. Further, we are currently expanding our service organization to provide expanded and improved support for our products which will increase our sales and marketing expenses.

RESEARCH AND DEVELOPMENT EXPENSES

                                     Three Months Ended                           Nine Months Ended
                                     ------------------                           -----------------
                             Sept. 30,     Sept. 30,       Increase      Sept. 30,   Sept. 30,      Increase
$ in Thousands                    2000          1999     (Decrease)           2000        1999    (Decrease)
--------------                    ----          ----     ----------           ----        ----    ----------
Expenses                       $ 9,225       $ 5,719           61 %       $ 25,157    $ 14,690          71 %

% of Net Revenues                 11 %          11 %            0 %           11 %        11 %           0 %

         Research and development expenses consist primarily of compensation costs, consulting fees, depreciation and an allocation of overhead expenses. Expense increases in video, voice and network access product development all contributed to the total increase for the three and nine month periods ended September 30, 2000 over the respective comparable periods of 1999. As of September 30, 2000, all research and development costs have been expensed as incurred.

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

GENERAL AND ADMINISTRATIVE EXPENSES

                                    Three Months Ended                          Nine Months Ended
                                    ------------------                          -----------------
                             Sept. 30,     Sept. 30,       Increase      Sept. 30,   Sept. 30,      Increase
$ in Thousands                    2000          1999     (Decrease)           2000        1999    (decrease)
--------------                    ----          ----     ----------           ----        ----    ----------
Expenses                       $ 4,026       $ 2,198           83 %       $ 10,836     $ 5,692          90 %

% of Net Revenues                  5 %           4 %            1 %            5 %         4 %           1 %

         General and administrative expenses consist primarily of compensation costs, an allocation of overhead expenses, bad debt write-offs, legal expenses and accounting expenses. The increases in general and administrative expenses in the three and nine month periods ended September 30, 2000 over the comparable periods of 1999 were due to increased staffing and infrastructure costs to support our growth, including the conversion of our management information system, expansions in Europe and Asia, and higher bad debt expense.

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

INTEREST INCOME, NET

         Interest income, net consists of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of Polycom's bank accounts and interest expense from Polycom's credit facilities. Interest income, net of interest expense was $2.3 million and $0.5 million for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, interest income, net of interest expense was $3.9 million and $1.1 million, respectively. The fluctuations in interest income, net are due primarily to changes in average cash and investment balances throughout the year the most significant of which relates to the secondary stock offering which raised $148.3 million in the third quarter of 2000.

PROVISION FOR INCOME TAXES

         The provision for income taxes for the three months ended September 30, 2000 was $6.8 million and $4.3 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, the provision for income taxes was $18.3 million compared to $9.4 million for the nine months ended September 30, 1999. The increase in income taxes for the current three and nine period over the same periods last year were due to our increased profitability offset by a reduction in the tax provision rate associated with the recent development and implementation of our international structure. Additionally, the valuation allowance established in prior years was reversed in the three months ended March 31, 1999 due to our belief that the deferred tax assets will more likely than not be realized.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, our principal sources of liquidity included cash and cash equivalents of $186.7 million, short-term investments of $24.7 million and long-term investments of $33.3 million. Additionally, we have a $15.0 million line of credit with a bank and $8.0 million in other investments related to non-marketable securities. The line of credit facility contains provisions that require the maintenance of certain financial ratios and profitability requirements. As of September 30, 2000, we were in compliance with these covenants.

         We generated cash from operating activities totaling $36.0 million for the nine month period ended September 30, 2000, and $24.8 million for the nine month period ended September 30, 1999. The improvement in cash from operating activities in the 2000 period over the same period of 1999 was due primarily to the improvements in net income before non-cash items and an increase in the tax benefit from the exercise of employee stock options. This improvement was offset somewhat by higher growth in inventories, non-trade receivables and deferred taxes and a lower increase in current liabilities.

         The total net change in cash and cash equivalents for the nine months ended September 30, 2000 was an increase of $150.7 million. The primary sources of cash were $148.3 million from a follow-on stock offering (net of issuance costs), $36.0 million from operating activities and $11.6 million associated with the exercise of stock options and purchases under the employee stock purchase plan. The primary uses of cash during this same period were $26.1 million for net purchases of investments, $10.7 million for purchases of property, plant and equipment and $8.3 million for purchases of licenses. The positive cash from operating activities was primarily the result of positive net income before considering non-cash expenses such as depreciation and amortization, the tax benefits from the exercise of employee stock options and higher total current liabilities (including accounts payable and taxes payable), offset by an increase in inventories, trade and non-trade receivables, deferred taxes and other assets.

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

         In August 2000, we completed the public offering of 5,608,976 shares of common stock at a price of $45.438 per share. Of the shares sold, approximately
3.5 million shares were sold by us for net proceeds of approximately $148.3 million, and the balance of shares were sold by a selling stockholder. We intend to use the net proceeds from this sale primarily for general corporate purposes, including working capital and capital expenditures. A portion of the proceeds may also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Pending such uses, we intend to invest the net proceeds from this sale in short-term and long-term, interest-bearing, investment grade obligations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by SFAS 138, established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for the fiscal years beginning after June 15, 2000. We believe that the adoption of this pronouncement will not have a material impact on our financial position and results of operations.

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

         In March 2000, the FASB issued FASB Interpretation No. 44, or FIN 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of the provisions of FIN 44 did not have a material effect on our financial statements.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

        INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE SIGNIFICANTLY AND WE MAY NOT BE ABLE TO MAINTAIN OUR EXISTING GROWTH RATES.

         Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future as a result of a number of factors. These factors include:

         o market acceptance of new product introductions and product enhancements by us or our competitors;
         o        our prices and those of our competitors' products;
         o        the timing and size of the orders for our products;
         o        the mix of products sold;
         o        fluctuations in the level of international sales;
         o        the cost and availability of components;
         o        manufacturing costs;
         o        the level and cost of warranty claims;
         o        changes in our distribution network;
         o        the level of royalties to third parties; and
         o        changes in general economic conditions.

         Although we have had significant revenue growth in recent quarters, fluctuations in our quarterly operating results due to these or other factors could prevent us from sustaining these growth rates, and you should not use these past results to predict future operating margins and results. In particular, our quarterly revenues and operating results depend upon the volume and timing of customer orders received during a given quarter, and the percentage of each order which we are able to ship and recognize as revenue during each quarter, each of which is difficult to forecast. In addition, the majority of our orders in a given quarter historically have been shipped in the third month of that quarter. If this trend continues, any failure or delay in the closing of orders during the last part of a quarter will seriously harm our business.

         As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not a good predictor of our future performance. If our future operating results are below the expectations of stock market analysts, our stock price will decline.

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

         Our revenue estimates are based largely on end-user sales reports that our resellers provide to us on a monthly basis. To date, we believe this data has been generally accurate in North America but less reliable outside of this region. To the extent that this sales and channel inventory data is inaccurate in either North America or outside of North America, we may not be able to make revenue estimates or may find that our previous estimates were inaccurate.

         Many of our distributors and resellers that carry multiple Polycom product lines, and from whom we derive significant revenues, are undercapitalized. The failure of these businesses to establish and sustain profitability or obtain financing could have a significant negative effect on our future revenue levels and profitability. For example, in the third quarter of 2000, we increased our bad debt provision by $0.6 million related to a specific reseller. The loss of distributors or resellers could harm our business. Lucent Technologies, one of our larger resellers, has spun off its business equipment division, now known as Avaya Inc. We do not yet know how this spin-off will affect us. In connection with this restructuring, if the combined business from Lucent and Avaya yields a significant reduction in the amount of orders to us, it could harm our business.

         Late in the first quarter of 2000, we began shipping the ViewStation FX product. The timing of this delivery date likely created confusion in our reseller customer base and end-user customer market as these groups waited to see if this new ViewStation product was more desirable than the existing products. Therefore, the timing of this new product release likely had a negative effect on our 2000 first quarter sales-in to resellers and sales-out to end-users. We cannot assure you that a similar situation will not happen again.

WE MAY EXPERIENCE DELAYS IN PRODUCT INTRODUCTIONS AND OUR PRODUCTS MAY CONTAIN DEFECTS WHICH COULD ADVERSELY AFFECT MARKET ACCEPTANCE FOR THESE PRODUCTS AND OUR REPUTATION AND SERIOUSLY HARM OUR RESULTS OF OPERATIONS.

         Since the beginning of 1998, our revenue growth has been due in large part to new product introductions in the video communications product line. Although we are continuing to introduce new products, such as the ViaVideo, ViewStation 4000, ViewStation FX and SoundPoint Pro 3.0 products, we cannot assure you that new product releases will be timely or that they will be made at all. In fact, the ViewStation FX and ViaVideo were delayed from their original release dates, which we believe negatively affected our net revenues in the first nine months of 2000. Additionally, we cannot assure you that any new or existing product introductions will be free from defects or produce the revenue growth experienced in 1998 and 1999.

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

         Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. We also obtain certain plastic housings, metal castings and other components from suppliers located in Singapore and China, and any political or economic instability in that region in the future, or future import restrictions, may cause delays or an inability to obtain these supplies. We have no supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. We and our contract manufacturers have had limited experience purchasing volume supplies of various components for our product lines and some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In the event that we or our contract manufacturers were unable to obtain sufficient supplies of components or develop alternative sources as needed, our operating results could be seriously harmed. In particular we have recently encountered some development delays and component shortages relating to our network access products, and if such conditions continue, our business will suffer. Moreover, our operating results would be seriously harmed by receipt of a significant number of defective components, an increase in component prices or our inability to obtain lower component prices in response to competitive price reductions. Additionally, our video communications products are designed based on integrated circuits produced by Philips and video equipment produced by Sony. If we could no longer obtain integrated circuits or video equipment from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we cannot assure you that we would be successful in obtaining these components from alternative sources in a timely or cost-effective manner. Additionally, both Sony and Philips are our competitors in the video communications market, which may adversely affect our ability to obtain necessary components. The failure to obtain adequate supplies could prevent or delay product shipments, which could harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products, in particular, our network access products. Any delays in the availability of these key components could harm our business.

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

LOWER THAN EXPECTED MARKET ACCEPTANCE OF OUR PRODUCTS AND PRICE COMPETITION WOULD NEGATIVELY IMPACT OUR BUSINESS.

         If our products are not accepted by the market, our profitability could be harmed. For example, we lowered the price of the ShowStation IP by 23% effective March 1999 due to market acceptance issues for this product. Similar price reductions and demand issues could occur for any of our products which could negatively impact our net revenues and profitability. Further, through the end of 1999, growth rates of voice and video product sales from our sales channels to end-users have been significant. Future growth rates for these and our other products may not achieve these levels of growth, and sales of our video products were down slightly in the first quarter of 2000 from the fourth quarter of 1999.

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

OUR BUSINESS COULD SUFFER AS A RESULT OF OUR INTEGRATION OF ATLAS COMMUNICATION ENGINES OR OTHER ACQUIRED COMPANIES.

         We completed the acquisition of Atlas Communication Engines, or Atlas, in December 1999. The integration of Atlas' product offerings and operations with our product offerings and operations and the coordination of the two companies' sales and marketing efforts have required substantial attention from management. The diversion of the attention of management and any difficulties encountered in the transition process could harm our business. The difficulties of assimilation may be increased by the necessity of integrating personnel with disparate business backgrounds and combining two different corporate cultures which may result in problems with employee retention. In addition, the process of combining the two organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses, which could have an adverse effect on the combined operations. As a result of the acquisition, our cost of sales and operating expenses will likely increase in absolute dollars. In fact, we are currently recruiting both management and technical staff to be added to this group. Should future expected revenues from Atlas' products not occur, or occur later or in an amount less than expected, the higher costs and expenses could harm our business. We may make additional acquisitions in the future. Failure to achieve the anticipated benefits of any acquisition or to successfully integrate the operations of the companies could also harm our business and results of operations. Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additional costs associated with any future acquisitions we may make.

THE COMPLETION OF OUR ACQUISITION OF CIRCA COMMUNICATIONS LTD. IS CONTINGENT UPON CERTAIN CONDITIONS.

         In September 2000, we signed a definitive agreement to acquire Circa Communications Ltd, or Circa, a Canadian corporation which develops voice over internet protocol, or VoIP, telephony products. We believe that the acquisition of Circa will augment our VoIP technology, product development and product offerings. We currently anticipate that this acquisition will be completed by the end of the first quarter of 2001, however the acquisition is subject to the fulfillment of certain conditions by Circa, including the general availability of certain of Circa's VoIP products. In the event that Circa does not satisfy the conditions required for us to complete the acquisition, it is probable we will not consummate the acquisition. If we do not consummate the Circa acquisition, our plans to augment our VoIP technology, product development and product offerings would be delayed, and this delay would harm our business.

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

PRODUCT OBSOLESCENCE AND OTHER ASSET IMPAIRMENT CAN NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.

         We operate in a high technology market which is subject to rapid and frequent technology changes. These technology changes can and do often render existing technologies obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the existing inventory cannot be sold at or above net realizable value. This situation occurred during the first quarter of 2000 for the ShowStation IP when we recorded additional excess and obsolescence charges. In addition, if the introduction of our SoundPoint Pro product has a materially negative effect on the future sales of our SoundPoint product, our net revenues could be reduced and an excess and obsolescence issue concerning our SoundPoint inventory could result, which could lower our profitability. The potential for new products to render existing products obsolete or reduce the demand for existing products exists for every one of our products. We cannot assure you that future inventory, investment, license, fixed asset or other asset writedowns will not happen. If future writedowns do occur, they could harm our business.

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

OUR CASH FLOW COULD FLUCTUATE DUE TO OUR ABILITY TO COLLECT RECEIVABLES.

         In 1999 and through the first nine months of 2000, we initiated a significant investment in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our net revenues, as happened in 1999 and through the first nine months of 2000, accounts receivable balances will likely increase over previous years. Additionally, sales in the network access and video communications markets typically have longer payment periods over our traditional experience in the voice communications market. Therefore, if network access and video products constitute a greater percentage of net revenues, accounts receivable balances will likely increase. These increases would cause our days sales outstanding to increase over prior years and will negatively affect future cash flows. Although we have been able to offset the effects of these influences through additional incentives offered to resellers at the end of the quarter in the form of prepaid discounts, these additional incentives have lowered our profitability.

OUR STOCK PRICE FLUCTUATES AS A RESULT OF THE CONDUCT OF OUR BUSINESS AND STOCK MARKET FLUCTUATIONS.

         The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of our common stock may be significantly affected by a variety of factors, including:

         o statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically;
         o the announcement of new products or product enhancements by us or our competitors;
         o        technological innovations by us or our competitors;
         o        quarterly variations in our results of operations;
         o general market conditions or market conditions specific to particular industries; and
         o        international macroeconomic factors.

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

WE FACE AND MIGHT IN THE FUTURE FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT MIGHT BE COSTLY TO RESOLVE.

         We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products. For example, we have recently been named in (along with approximately 90 manufacturers or distributors of electronic or semiconductor products) and served with a complaint filed by the Lemelson Medical, Education and Research Foundation alleging patent infringement by us. If we do not prevail in any litigation as a result of such allegations, our business may be adversely affected.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Polycom's exposure to market risk for changes in interest rates relates primarily to its investment portfolio and bank borrowings. Polycom does not use derivative financial instruments in its investment portfolio, and its investment portfolio includes primarily highly liquid instruments with a maturity of no more than two years.

         Polycom is subject to fluctuating interest rates that may impact, adversely or otherwise, its results of operations or cash flows from its variable rate bank borrowings, available-for-sale securities and cash and cash equivalents.

         The table below presents principal amounts and related weighted average interest rates by year of maturity for Polycom's cash, debt investment portfolio and debt obligations:

As of September 30, 2000:


                                                                            Expected Maturity
                                                                2000       2001         2002         TOTAL
                                                                ----       ----         ----         -----
                                                                  (in thousands, except interest rates)
ASSETS
Cash and cash equivalents                                     $ 186,685      ---         ---       $ 186,685
   Average interest rates                                       4.84%        ---         ---         4.84%
Investments (debt securities)                                 $ 13,917     $ 28,010    $ 15,130    $ 57,057
   Average interest rates                                       5.53%       4.95%       6.11%        5.40%
LIABILITIES
Bank line of credit                                              ---         ---         ---          ---
   Average interest rates                                       9.50%        ---         ---         9.50%

         The estimated fair value of Polycom's cash and cash equivalents approximates the principal amounts reflected above based on the short maturities of these financial instruments. The estimated fair value of Polycom's debt obligations approximates the principal amounts reflected above based on rates currently available to Polycom for debt with similar terms and remaining maturities. Polycom also holds a $1.0 million investment in publicly traded equity securities. The market risk for this investment is driven by movements in the market price of this investment.

PART II  OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  Not Applicable.

Item 2.           CHANGES IN SECURITIES

                  Not Applicable.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

Item 5.           OTHER INFORMATION

                  Not Applicable

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

       (a)        List of Exhibits

NUMBER                     EXHIBIT
------            -------------------------------------------------------------

   27.1           Financial Data Schedule

       (b)        Reports on Form 8-K:

                  A report on Form 8-K was filed on July 24, 2000, to announce that Polycom issued a press release dated July 19, 2000 reporting its operating results for the second quarter ended June 30, 2000.

                  A report on Form 8-K was filed on August 2, 2000, regarding a two-for-one split of the Polycom's common stock effected as a stock dividend to stockholders of record as of the close of business on August 15, 2000, and distributed on August 31, 2000.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 10, 2000                           POLYCOM, INC.


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