Form 10-K
period 2000-12-31
POLYCOM INC
filed 2001-03-12
CIK 1010552

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                to

Commission file number 0-27978

POLYCOM, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3128324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1565 Barber Lane, Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

(408) 474-2000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0005 par value, per share
Preferred Share Rights (currently attached to and trading only with Common Stock)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes/x/ No / /

   Indicated by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,259,166,081 as of February 27, 2001. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

   76,064,915 shares of the Registrant's $0.0005 par value Common Stock were outstanding as of February 27, 2001.

DOCUMENTS INCORPORATED BY REFERENCE.

   Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the fiscal year covered by this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Some of the statements under the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Other Factors Affecting Future Operations," and elsewhere in this Annual Report on Form 10-K, and in the documents incorporated by reference in this Annual Report on Form 10-K, constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "could," "would," "might," "will," "should," "expect," "plan," "intend," "forecast," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Annual Report on Form 10-K involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements.

    Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

ITEM 1. BUSINESS

GENERAL

    We develop, manufacture and market high-quality, easy-to-use communications equipment that enables enterprise users to access broadband network services and leverage increased bandwidth to more conveniently conduct voice, video and data communications. Our products include network access products and enterprise voice and video communications equipment. Our NetEngine family of network access products enables enterprises to more easily and cost-effectively utilize broadband communications services. Our SoundStation and ViewStation enterprise communications products enable businesses and other organizations to utilize bandwidth-intensive voice and video applications to more effectively communicate with employees, customers and partners. Within this market, we are a technology and market share leader. The breadth of our Internet Protocol, or IP-enabled voice and video and network access products enables us to provide enterprise customers with a comprehensive broadband solution, whether they require communications products for their wiring closets, meeting rooms or desktops. We believe that our strategy of providing network access products, which facilitate bandwidth, and voice and video products, which consume bandwidth, creates a synergistic demand cycle across our entire product line.

    We are leveraging our core technology expertise, strong brand and reputation for quality to enter new, high-growth communications markets. For example, we recently entered the desktop video market with the introduction of our ViaVideo product line. We also have alliances with leading communications and technology firms to ensure that our products meet the real-time, on-demand requirements of enterprise users. For example, we have a joint development agreement with Cisco Systems to develop and provide voice-over IP, or VoIP, communications products and have formed similar co-branding, joint product development and OEM relationships with leading companies such as Lucent Technologies, Nortel Networks and Jetstream Communications.

    We sell our network access and voice and video communications products globally through a network of over 250 channel partners, including leading communications service providers, communications equipment providers, value added resellers, computer distributors and retailers. We manufacture our products through a low-cost, outsourced model, optimized for quality, reliability and fulfillment agility.

    We were incorporated in December 1990 in Delaware. Our principal executive offices are located at 1565 Barber Lane, Milpitas, California 95035, and our telephone number at this location is

(408) 474-2000. Our World Wide Web address is www.polycom.com. Information on our website does not constitute a part of this Annual Report on Form 10-K.

    Polycom and the Polycom logo are registered trademarks of Polycom, Inc. This Annual Report on Form 10-K also includes other trade names, trademarks and service marks of us and of other companies.

MARKETS AND PRODUCTS

    In today's competitive markets, many enterprises require broadband communications services capable of supporting high-speed, high-performance applications, including Web browsing, file transfers, e-commerce and voice and video communications. Prompted by regulatory changes and accelerated by increasing demand for bandwidth-intensive applications, more cost-effective broadband access technologies, including digital subscriber line, or DSL, and other high-bandwidth connections such as cable, are being rapidly deployed. While DSL was originally introduced as a high-speed data service, recent technological advances have enabled communications service providers to offer both data and voice services over a single DSL connection, a technology called voice-over-DSL, or VoDSL. In order to access DSL and VoDSL services, enterprise users require communications equipment located at the customer premise. Enterprise users also require enterprise communications equipment that is cost-effective, simple to install and configure and interoperable with a wide range of central office network equipment. These requirements are particularly important to small- and medium-sized enterprises that lack the financial and technical resources to manage complex voice and data networks.

Network Access Products

    Our NetEngine product family consists of Integrated Access Devices, or IADs, and DSL routers that enable the delivery of DSL and VoDSL services. Compact, cost-effective and highly-integrated, our NetEngine products are suited for small- and medium-sized businesses and remote office locations. Our NetEngine products reside at the customer premise and aggregate voice, video and data traffic for delivery to the service provider's broadband network. All of our network access products feature extensive interoperability with leading DSL equipment vendors, including Lucent Technologies, Jetstream Communications, General Bandwidth, Tollbridge, CopperCom TdSoft, Nokia, Promatory Communications, AccessLan Communications, Accelerated Networks, Copper Mountain Networks and Paradyne. In addition to selling our NetEngine products under the Polycom brand, we also produce co-branded and private label versions for leading companies, such as Lucent Technologies, Nortel Networks, Jetstream Communications and AccessLan Communications. Net revenues from network access products were $29.9 million in 2000, $5.5 million in 1999 and $5.2 million in 1998.

PRODUCT	KEY FEATURES	LIST PRICE
NetEngine	—Voice-over-DSL Integrated Access Device, or IAD	$799-
6000, 7000	—Supports bundled voice and data services over DSL	$2,999
and 8000	—Fixed and modular WAN interface, 4 to 24 POTS ports
	—Supports ATM/FR, ADSL. DMT/g.lite, SDSL/g.shdsl, MGCP
NetEngine	—DSL router enables high-speed data access	$499
3300R	—Supports Frame Relay and ATM network access
	—Supports IP routing and transparent bridging
NetEngine	—DSL data service unit	$599
3300D	—Enables enterprise users to upgrade their networks without replacing existing customer premise equipment

Video Communications Products

    Enterprises have long sought technologies to facilitate more natural and effective one-on-one and group communications among people separated by distance. Several trends are driving the need for improved enterprise collaboration, including the proliferation of branch offices, increased telecommuting, cost reduction, increased productivity and the heightened importance of regular interaction of companies with their employees, customers and partners. Until recently, the ability to conduct effective voice and video communication was hindered by low bandwidth connections, difficulty of use, high cost and the lack of appropriate customer premise equipment. With the increasing availability of broadband services, many enterprises are now seeking communications equipment capable of utilizing bandwidth to enable real-time and on-demand voice and video communications.

    We offer a family of video communications products, media servers and network management software that facilitate high-quality, unified voice and video communications. Our ViewStation product family is comprised of high-fidelity, cost-effective, easy-to-use group videoconferencing systems that utilize advanced video and audio compression technologies along with Internet-based functionality. We recently introduced our ViaVideo desktop video communications appliance, which integrates a multimedia processor, camera and our full-duplex Acoustic Clarity Technology for two-way video, voice and data transmission in a single device. Our ViaVideo appliance offers enterprises of all sizes, as well as telecommuters, affordable, two-way, high-quality video-over-IP networks. Our Global Management System provides users of our video communications products with a globally-accessible address book, real-time conference monitoring and other network management features that can be easily upgraded. Net revenues from video communications products were $215.2 million in 2000, $125.6 million in 1999 and $55.8 million in 1998.

Product	Key Features	List Price
ViewStation	—High-quality, enhanced video and sound delivered at 30	$3,999-
	frames per second and up to 60 fields per second	$18,999
—Embedded Web functionality
—IP and ISDN connectivity
ViaVideo	—Business-quality video communications appliance for the	$599
desktop personal computer
—Easy integration with existing IP networks
—Affordable and easy-to-install through a standard
universal serial bus, or USB, port
Global	—Standards-based addressing for video clients	approximately
Management	—Real-time, Web-based monitoring and management	$250 per user
System	of video network

Voice Communications Products

    Our voice communications products are high-quality, full-duplex, easy-to-use conference phones. Our flagship SoundStation products have become the most widely-adopted group voice conferencing products. Our SoundStation products feature our patented Acoustic Clarity Technology and proprietary microphone and speaker technology, which minimize background echoes, word clipping and distortion. Our SoundPoint Pro product brings the voice quality of SoundStation to the desktop and additionally provides a broad range of handset phone business features. Both our SoundStation and SoundPoint conference phones are compatible with international standards and are in use in more than 30 countries. Net revenues from voice communications products were $86.2 million in 2000, $69.0 million in 1999 and $55.9 million in 1998.

Product	Key Features	List Price
SoundStation	—High-quality voiceconferencing speakerphone	$499-$1,299
—Handset-quality voice over a speakerphone
SoundStation	—All the features of the SoundStation	$999-$2,799
Premier	—High-fidelity speaker for larger rooms
—Intelligent microphones that track who is speaking
SoundPoint	—Integrated, high-quality speakerphone	$249-$299
Pro	—Multi-functional handset

TECHNOLOGY

    We intend to continue to invest in and leverage our core technologies to develop and market our network access, video and voice communication products and product enhancements. Our core technologies include the following:

    Integration in Network Access.  We actively invest in technologies that will enhance the ability of users to integrate network and internet access with their communication requirements. We are pursuing the extension of our IAD (Integrated Access Device), gateway, and router products with enhanced performance and functionality.

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

    Streaming Media.  We have developed a set of core technologies for generating, managing, distributing and archiving portable streamed full-content media streams. This technology provides users the ability to easily enhance their communication abilities for training, marketing, documenting, remote conferencing, and a variety of other uses.

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

    Acoustics Technology.  We are making a significant investment in further exploration in acoustics and digital acoustic processing. At our Advanced Research Laboratories in Massachusetts, we are both extending the state-of-the-art in these critical areas, and creating a powerful mechanism to facilitate the incorporation of these technologies into products of all divisions.

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

    Conferencing Integration and Management.  Our Global Management System (GMS) is a versatile client/server system for meeting and device coordination and management via integrated network control. This can improve the reliability and accessibility of the systems, can help assure completeness and uniformity among users, and is especially useful to corporate users and IT organizations.

    Video System Architecture.  We continue to exploit the advantages of our proprietary flexible ViewStation system architecture, which allows for a wide range of very high performance but low cost video communication products. The proprietary application-specific architecture developed for our systems addresses the unique requirements of the various end-user conferencing markets as well as international video telephony standards.

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

    Digital Acoustic Processing.  Traditional speakerphone architectures employ simple back-and-forth switching to compensate for the feedback that often occurs when microphones and speakers are located in close proximity. This can cause numerous problems during the course of a natural conversation, such as words or phrases being clipped off because both ends of the call were speaking simultaneously. We have developed patented and proprietary techniques and algorithms which solve these problems by creating accurate simulations of how the sound waves reflect off the walls and obstructions in a room and using these simulations to digitally extract the feedback before it becomes a problem. By doing this, the instrument can allow both sides to talk at the same time, restoring much of the "natural" feel to group telephone conferences.

SALES AND DISTRIBUTION

    We market our products primarily to businesses and organizations of all sizes through a wide network of value-added resellers ("VARs"), telecommunication equipment distributors, wireline equipment manufacturers, telecommunication service providers, and retailers. We sell our products through a group of over 250 resellers and partnering relationships, which include Lucent Technologies, Cisco Systems, Nortel, MCI Worldcom, Inc., SBC Communications, Ameritech, Ingram Micro, British Telecom, Deutsche Telekom, Audeo Systems LTD, Siemens, Sprint, SKC Communications, Jetstream Communications, Avaya Communication, GBH Distributing, Wire One Technologies, Target Distributing, Adcom, Inc., France Telecom, Office Depot, Unitel and Hello Direct. Many of these resellers sell a variety of communication products and/or services and, with Polycom's products, offer a complete product portfolio. To complement our sales efforts, we advertise in trade and general business print media as well as participating in a wide array of trade shows and public relations activities. We currently maintain North American sales offices in the metropolitan areas of Los Angeles, Dallas, Miami, Boston, Austin, Chicago, San Jose and Santa Barbara.

    We have historically focused our international sales efforts in regions of the world where we believe customers have begun to invest significantly in conferencing equipment and services. These regions currently include Europe, Japan, Australia, Singapore, China, Hong Kong, Brazil, Mexico and

parts of Southeast Asia. We intend to significantly expand our international distribution network. See Note 13 of Notes to Consolidated Financial Statements for a geographical break down of selected financial information. The principal international resellers of Polycom's products currently include British Telecom, France Telecom, Unitel, Genedis, Audeo Systems LTD, Computer 2000, PTT Telecom, Siemens, Daito Electronics, Seiko Epson, Seal, Adcom and Telenor. In 2000, we built upon our previously made investments in Europe and similar investments will be made in Asia in the year 2001. We currently have sales offices in the U. K., France, Germany, Norway, Netherlands, Switzerland, Hong Kong, Japan, China, Australia, Singapore and Mexico. If we are not successful in expanding internationally or if the anticipated growth in Europe or Asia does not materialize, it could harm our business.

    We have established product distribution centers in the European and Asian markets in order to better serve our international customers, which will increase the costs associated with such international operations. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations and political and economic instability. Sales to international resellers are usually made in U.S. dollars in order to minimize the risks associated with fluctuating foreign currency exchange rates. To date, a substantial majority of our international sales have been denominated in U.S. currency; however, we expect that in the future more international sales may be denominated in local currencies. Declines in currency exchange rates, as happened in the European market in 2000 and in the Asian market in late 1997, could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. In addition, the costs associated with developing international sales may not be offset by increased sales in the short term, or at all.

    A majority of our revenues are from value-added resellers, telecommunication equipment distributors, telecommunication service providers and wireline equipment manufacturers. In 2000, 1999 and 1998, we derived a substantial majority of our net revenues from sales of our video communication, voice communication and network access products. No customer accounted for more than 10% of our net revenues in the fiscal year ended December 31, 2000; however, one customer, Lucent Technologies, accounted for 12% of our net revenues in the three months ended December 31, 2000, primarily related to sales of our network access products. In addition, Lucent Technologies accounted for 11% of net revenues in both 1999 and 1998. If Lucent Technologies, or other major value-added resellers, reduced their purchases of our products as a consequence of the current economic slowdown or for any other reason, it would harm our business. No other customer or reseller accounted for more than 10% of our net revenues during these periods. We normally ship orders soon after they are received from customers so backlog typically is not significant.

    Value added resellers generally offer products of several different companies, including products that compete with our products. Accordingly, these resellers may give higher priority to products of other suppliers, thus reducing their efforts to sell our products. Agreements with resellers may be terminated at any time. A reduction in sales effort or termination of a distribution relationship by one or more of our resellers could harm future operating results. Use of resellers also entails the risk that resellers will build up inventories in anticipation of a growth in sales. If such sales growth does not occur as anticipated by these resellers for numerous reasons including the reduction in economic growth realized in the fourth quarter of 2000 and further anticipated in 2001, these resellers may substantially decrease the amount of product ordered in subsequent quarters, which could harm our business.

    The conferencing and network access distribution industries have historically been characterized by rapid change, including consolidations and the emergence of alternative distribution channels. In addition, there is an increasing number of companies competing for access to these channels. The loss or ineffectiveness of any of our major resellers could have a material adverse effect on our operating results. For example, in the second half of 2000 some Competitive Local Exchange Carriers (CLECs) experienced delays in delivering their service which caused financial troubles for these companies. These CLECs are customers of our network access products through OEM providers we use as resellers. These service delays slowed the expected growth in this market for our network access products. In addition, the Minnesota Mining and Manufacturing Company, or 3M, was a distributor of our video and data conferencing products until the second quarter of 1999. In April 1999, 3M announced that they were exiting the businesses associated with prior development and distribution agreements they had with Polycom. The loss of this distribution resulted in a reduction in royalty revenue in 1999 when compared to 1998. We cannot assure you that our existing reseller channels will continue to successfully sell our products, or that we will be able to successfully sell our products through any new channels that we may attempt to develop as a result of adverse changes in our existing reseller channels.

    Some of our product lines have experienced seasonal fluctuations which have affected sequential growth rates for these products. For example, there appears to be a slow down in the summer quarters for our products in the European region. In addition, sales of the video communications product line appears to decline in the first quarter of the year compared to the previous quarter. These fluctuations negatively affect our business in those quarters which could cause us to fall short of earnings expectations. This would likely have a negative impact on our stock price.

CUSTOMER SERVICE AND SUPPORT

    We believe that service and support are critical components of customer satisfaction. Although our resellers maintain and provide technical support to their end-user customers, we operate a toll-free Technical Service Center hotline to provide a full range of telephone support to our resellers and to end-user customers. If an issue cannot be resolved remotely or through product repair and return, we or the respective reseller may dispatch a service engineer to the customer site. We maintain a contract with Imation Corporation, a worldwide provider of a variety of products and services for the information and image management industry, to provide on-site technical support and installation services for our conferencing products.

    We provide a warranty on our voice and desktop video products for 12 months and on our group video and network access products for 36 months. We offer a variety of installation, maintenance and extended warranty services that are fulfilled either directly by us or by an authorized reseller.

RESEARCH AND DEVELOPMENT

    We believe that our future success depends in part on our ability to continue to enhance existing products and to develop new products that maintain technological competitiveness. Our current development efforts focus principally on the network access, video communications and voice communications businesses. In the network access market, we are extending our products and developing critical new functions and capabilities in our products that can best exploit the shift in the communication infrastructure to the IP network. In the video communication market, our ViewStation product line is being enhanced to provide an even broader array of product offerings, and extended to address related markets. Also, we are investing in desktop video and video gateway and directory software, as well as enhancing our web-based products. In the voice communication market, we are developing products for related areas of the market, including proprietary interface and IP-based systems, high-performance systems, and lower-end systems. We intend to expand upon these new product platforms through the development of options, upgrades and future product generations. However, we cannot assure you that these products will be made commercially available as expected or otherwise on a timely and cost-effective basis or that, if introduced, these products will achieve market acceptance. Furthermore, we cannot assure you that these products will not be rendered obsolete by changing technology or new product announcements by other companies.

    We believe that the structure of our development group, which combines independent development teams with coordinated application of common technologies and resources, represents a significant competitive advantage for Polycom. Our product development staff includes product marketing personnel, in order to maintain channel and customer input throughout the development process. This team structure is the basis for an integrated process designed to enable us to develop superior products with minimum time-to-market. Additionally, the development staff focuses on our core technologies and outsources other development tasks such as industrial design. This structure is designed to enable us to devote our key resources to technological advancement in our primary areas of business.

    Research and development expenses were approximately $35.4 million in 2000, $21.6 million in 1999, $14.7 million in 1998. We believe that significant investments in research and development are required to remain competitive since technological competitiveness is key to our future success. We intend to continue to make substantial investments in product and technology development. We also intend to continue to participate in the development of various teleconferencing industry standards, which are or may be incorporated into our products.

    The network access, video communication and voice communication markets are subject to rapid technological change, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to remain competitive in this market will depend in significant part upon our ability to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis. Our success in developing new and enhanced products depends upon a variety of factors, including new product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing, assembly and test processes, product performance at customer locations and development of competitive products and enhancements by competitors. We are currently engaged in the development of a number of new products and extensions of our network access products such as IADs and routers, ViewStation, SoundStation, SoundStation Premier, SoundPoint Pro and web-based product families, and we expect to continue to invest significant resources in new product development and enhancements to current and future products. In addition, our introduction of new products could result in higher warranty claims, product returns and manufacturing, sales and marketing and other expenses that could harm our business. Our business may also be harmed if we are unable to introduce new products or enhancements on a timely and cost-effective basis that maintain or enhance our competitive position and contribute significantly to net revenues. In the past, we have experienced delays from time to time in the introduction and in the continued production of certain of our products. For example, the year 2000 introduction of our ViewStation FX and ViaVideo desktop products were delayed from the originally anticipated dates of introduction because of unforeseen technical challenges. These delays likely created confusion in the market which hurt our business. In addition, new product or technology introductions by our competitors could cause a decline in sales or loss of market acceptance of our existing products or new products. Further, from time to time, we may announce new products, capabilities or technologies that have the potential to replace our existing products or future products. Announcements of product enhancements or new product offerings by us or our competitors could cause customers to defer or stop purchasing our products which would harm our business.

COMPETITION

    In the video communications market, our major competitors include PictureTel, Tandberg, Sony, VCON and VTEL. Many of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video communications products. In addition, our video streaming products employ technology from Microsoft and Real Networks who both have solutions competitive with our products. The market for voice communications equipment, particularly voiceconferencing, is highly competitive and subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future. In the voice communications equipment market segment, our major competitors include ClearOne, SoundGear, NEC, Gentner and other companies that offer lower cost, full-duplex speakerphones such as Lucent Technologies and Hello Direct. Hello Direct, one of our resellers, offers a competitive product under the Hello Direct name through an OEM relationship with Gentner. Many of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, all major telephony manufacturers produce hands-free speakerphone units that are a lower cost than our voice communications products. Our network access products have significant competition from Efficient Networks, Netopia, Adtran, 3Com (a customer of Polycom) and Cisco Systems (a strategic partner of Polycom).

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

MANUFACTURING

    Our manufacturing operations consist primarily of materials planning and procurement, test development and manufacturing engineering. We subcontract the manufacture of most of our products to Celestica, Inc., a global third-party contract manufacturer. We use Celestica's Thailand facilities for a majority of our production and should there be any disruption in supply due to economic or political difficulties in Thailand and Asia, such disruption would harm our business. Celestica is ISO 9002 approved and has British Approvals Board for Telecommunications ("BABT") registration. Our products are quality tested by automated test equipment with final functional tests performed on equipment and with processes developed or approved by us.

    Polycom is located in the San Francisco Bay Area, which has in the past and may in the future experience significant, destructive seismic activity that could damage, destroy or disrupt our facilities or operations. In addition, California has recently experienced power supply shortages which subject us to electrical blackouts. We maintain no insurance for earthquake damages or business interruptions due to earthquakes or power blackouts. In the event that we or our contract manufacturers were to experience financial or operational difficulties that are not covered by insurance, it would adversely affect our results of operations until we could establish sufficient manufacturing supply through an alternative source, and the effect of such reduction or interruption in supply on results of operations would be material. We believe that there are a number of alternative contract manufacturers that could produce our products, but in the event of a reduction or interruption of supply, for any reason, it would take a significant period of time to qualify an alternative subcontractor and commence manufacturing, which would harm our business.

    Certain key components used in our products are currently available from only one source and others are available from only a limited number of sources, including certain key integrated circuits and optical elements. We also obtain certain plastic housings, metal castings and other components from suppliers located in Singapore and China, and any political or economic instability in that region in the future, or future import restrictions, may cause delays or an inability to obtain such supplies. We have no supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. We and our contract manufacturers have had limited experience purchasing volume supplies of various components for our products and some of the components included in these products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In the event that we or our contract manufacturers were unable to obtain sufficient supplies of components or develop alternative sources as needed, our operating results could be materially adversely affected. Moreover, operating results could be materially adversely affected by receipt of a significant number of defective components, an increase in component prices or our inability to obtain lower component prices in response to competitive price reductions. Additionally, our video communication products are designed based on certain integrated circuits produced by Philips and certain video equipment produced by Sony. If we could no longer obtain such integrated circuits or video equipment, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers which would harm our business. Additionally, both Sony and Philips are competitors of Polycom in the video communication market, which may adversely affect our ability to obtain necessary components. The failure to obtain adequate supplies could prevent or delay product shipments, which could harm our business.

    We are also reliant on the introduction schedules of certain key components in the development or launch of new products. Any delays in the availability of these new, key components could harm our business.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    While we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights, we believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. We currently have nineteen United States patents issued covering the SoundStation, ShowStation and ViewStation designs, some aspects of the ViewStation and ShowStation and certain acoustic technology. The expiration of these patents range from 2007 to 2017. In addition, we currently have thirty-five foreign patents issued whose expirations range from November 2001 to 2022. Further, we have twenty-two United States patents pending and twenty-eight foreign patent applications pending. Polycom, Polyspan, SoundStation Premier, ShowStation, SoundPoint, SoundStation and Polycom logos are registered trademarks of Polycom, and ViewStation, WebStation, NetEngine, MeetingSite, ViaVideo Communications, SoundStation Premier Satellite, IPriority and Clarity by Polycom are trademarks of Polycom, in the U.S. and various countries. According to federal and state law, Polycom's trademark protection will continue for as long as we continue to use our trademarks in connection with the products and services of Polycom. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which only afford limited protection. Others may independently develop similar proprietary information and techniques or gain access to Polycom's intellectual property rights or disclose such technology. In addition, we cannot assure you that any patent or registered trademark owned by Polycom will not be invalidated, circumvented or challenged in the U.S. or foreign countries, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by Polycom, if at all. Furthermore, others may develop similar products, duplicate our products or design around the patents owned by Polycom. In addition, foreign intellectual property laws may not protect our intellectual property rights.

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

    In March 2000, Polycom and VTEL Corporation ("VTEL") entered into a cross license agreement pursuant to which we obtained non-exclusive license rights under three VTEL patents, and VTEL obtained non-exclusive license rights to a patent for our videoconferencing technology. See Note 8 of Notes to Consolidated Financial Statements.

DEPENDENCE ON THIRD-PARTY LICENSES

    We have licensing agreements with various suppliers for software incorporated into our products. For example, we license certain video communication source code from RADVision, Telesoft, Omnitel, Adtran and EBSNet, Inc., certain video algorithm protocols from REAL Networks and Ezenia!, development source code from Digital Equipment Corporation and Philips Semiconductor, audio algorithms from Lucent Technologies, communication software from DataBeam Corporation, flash technology from Macromedia and Windows software from Microsoft Corporation. In addition, for our network access products, we have interoperability agreements with Jetstream Communications and Tollbridge, and we depend on these agreements and our ability to secure similar licenses for companies competitive to these gateway providers. These third-party software licenses may not continue to be available to us on commercially reasonable terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business.

EMPLOYEES

    As of December 31, 2000, Polycom employed a total of 537 persons, including 198 in sales, marketing and customer support, 185 in product development, 61 in manufacturing and 93 in finance and administration. Of these, 63 were in international locations. None of our employees is represented by a labor union. We have experienced no work stoppages and believe our relationship with our employees is good.

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

RECENT DEVELOPMENTS

    On February 28, 2001, we announced the completion of our acquisition of Accord Network, Ltd., a leading provider of next-generation, rich-media network products that enable Internet Protocol (IP) and other network voice and video communications in both the customer premise and service provider markets. Under the terms of the merger, originally announced December 6, 2000, we exchanged approximately 6.3 million shares of common stock for all outstanding Accord shares and will assume Accord options and warrants exercisable into approximately 1.5 million shares of Polycom common stock. The exchange and assumption will occur at a rate of 0.3065 Polycom shares for each Accord share. We will account for the merger as a pooling of interests.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of Polycom, and their ages, as of February 27, 2001 are as follows:

Name	Age	Position
Robert C. Hagerty *	49	Chairman of the Board of Directors, Chief Executive Officer and President
Michael R. Kourey *	41	Senior Vice President, Finance and Administration, Chief Financial Officer, Secretary and Director
Sunil K. Bhalla	44	Senior Vice President and General Manager, Business Communications
Dale A. Bastian	47	Senior Vice President, Worldwide Sales and Marketing
Craig B. Malloy	39	Senior Vice President and General Manager, Enterprise Visual Communications
Hans H. Schwartz	55	Senior Vice President and General Manager, Network Access Products

*
Member of the Board of Directors.

    Robert C. Hagerty joined Polycom in December 1996 as President and Chief Operating Officer and as a member of the Board of Directors. In July 1998, Mr. Hagerty was named the company's Chief Executive Officer. In March 2000, Mr. Hagerty was named the Company's Chairman of the Board of Directors. Prior to joining Polycom, Mr. Hagerty served as President of Stylus Assets, Ltd., a developer of software and hardware products for fax, document management and Internet communications. He also held several key management positions with Logitech, including Operating Committee Member to the Office of President, and Senior Vice President/General Manager of Logitech's retail division and worldwide operations. In addition, Mr. Hagerty's career history includes positions as Vice President, High Performance Products for Conner Peripherals, Director of Manufacturing Operations and General Manager for Signal Corporation, and Operations Manager for Digital Equipment Corporation. Mr. Hagerty holds a B.S. in Operations Research and Industrial Engineering from the University of Massachusetts, and an M.A. in Management from St. Mary's College of California.

    Michael R. Kourey has served as Senior Vice President, Finance and Administration since January 1999 and as Chief Financial Officer of Polycom since January 1995. Mr. Kourey was appointed to Polycom's Board of Directors in January 1999. In addition, Mr. Kourey has served as the Secretary of the Company since June 1993 and served as Vice President, Finance and Operations from July 1991 to January 1995. Mr. Kourey joined Polycom immediately following the founding of the company and has led Polycom's initial venture financings and later public financings. During Mr. Kourey's tenure, Polycom has grown from a development stage company to a broadband solutions leader with over $300 million in annual revenues, strong profitability, and a track record of successful acquisitions. Mr. Kourey brings 20 years of experience to his role and understands the communications industry from a business, financial, and an operational perspective. Mr. Kourey is currently on the Advisory

Board for the Business School at Santa Clara University. Prior to joining Polycom, Mr. Kourey was Vice President, Operations of Verilink Corporation. Mr. Kourey holds a B.S. in Managerial Economics from the University of California, Davis and an M.B.A. from the Santa Clara University.

    Sunil K. Bhalla joined Polycom in February 2000 as Senior Vice President, Business Communications. Mr. Bhalla was formerly Vice President and General Manager of Polaroid's Internet Business, where he led global strategy, roadmap and business development for Polaroid's Internet and E-Commerce businesses. Mr. Bhalla also served as Vice president and General Manager of Polaroid's Worldwide Digital Imaging Business, a global marketing and product development organization. His early career included principal consultant and director of strategic marketing positions at Computervision Corporation, and a senior engineering manager role at Digital Equipment Corporation. Mr. Bhalla has a Master of Science degree in mechanical/systems engineering from Lehigh University, and a Bachelor of Science in mechanical engineering from Institute of Technology, in Varanasi, India. He completed the Executive Program for General Managers at the University of Michigan, Ann Arbor.

    Dale A. Bastian joined Polycom in July 1997 and is currently the Senior Vice President, Worldwide Sales and Marketing. Before joining Polycom, Mr. Bastian was Vice President, Sales and Marketing for Allen Telecom Group. Previously, Mr. Bastian also held posts as Vice President of Sales for Rose Communications and Digital Sound Corporation, as well as sales management positions with Commterm Corporation, Code-A-Phone Corporation and Sony Corporation. Mr. Bastian holds a B.B.A. in Management from Ohio University.

    Craig B. Malloy joined Polycom in January 1998 and is currently Senior Vice President and General Manager, Enterprise Visual Communications. Mr. Malloy co-founded ViaVideo Communications in 1996. Prior to that, he had served in various marketing management roles at VTEL, including Manager of Product Marketing and Director of Commercial Analysis. Mr. Malloy also held marketing and manufacturing management positions with Baxter Healthcare and Pfizer-Shiley, and served as a lieutenant in the U.S. Navy. Mr. Malloy holds a B.S. degree in Political Science from the United States Naval Academy and a M.B.A. degree from the University of California, Los Angeles.

    Hans H. Schwarz joined Polycom in April 2000 and is currently Senior Vice President and General Manager, Network Access Products. Prior to joining Polycom, Mr. Schwarz was Senior Vice President for Product Management and Development at Auspex Systems, a developer of advanced network content storage solutions. Previously he held executive and key management positions with Siemens. As Senior Vice President and General Manager for IP Telephony and Enterprise Data Networks for Siemens Information and Communications Networks, Mr. Schwarz was responsible for the development of Voice-over IP (VoIP) enterprise communication systems. Prior positions also include senior management roles at Siemens Business Communications Inc., Siemens ROLM, and BiiN Information Systems, a joint venture between Intel and Siemens, and the Process Automation Division of Siemens AG. Mr. Schwarz received his masters degrees in electrical engineering and computer science from Technical University in Darmstadt, West Germany.

ITEM 2. PROPERTIES

    We are currently headquartered in a 102,000 square foot facility in Milpitas, California pursuant to a lease which expires in January 2007. This facility accommodates corporate administration, research and development, manufacturing, marketing, sales and customer support. On February 19, 2001, we entered into a ten year lease agreement for a 50,000 square foot facility in Pleasanton, California which is currently under construction. When this facility is completed in the fourth quarter of 2001, it will become our corporate headquarters. The majority of our video communication engineering and marketing operations are located in a 55,000 square foot facility in Austin, Texas pursuant to a lease which expires in December 2004. We also lease approximately 44,000 square foot facility in Tracy, California which is used as our North American and Latin American distribution center. In addition, we lease space in Goleta, California for our network access products' engineering, manufacturing and marketing organizations pursuant to a lease due to expire in January 2002. Further, we utilize space at our manufacturing contractor in Thailand and its European distribution contractor in the United Kingdom and Netherlands to provide Asian and European distribution and repair centers, respectively. We lease sales office space in the metropolitan areas of Rosemont (Illinois), Boston, Oxnard (California), Coral Cables (Florida), St. Louis, San Antonio, Fremont (California), Pasadena, the U. K., Netherlands, France, Germany, Norway, Hong Kong, Japan, China, Australia and Singapore. We believe that our current facilities are adequate to meet our needs for the foreseeable future, and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

    Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK

Price Range of Common Stock

    Our Common Stock is quoted on the Nasdaq National Market (Nasdaq) under the symbol "PLCM." The following table sets forth the high and low sales prices for our Common Stock as reported by Nasdaq for the periods indicated. These prices do not include retail mark-ups, markdowns or commissions. The stock prices on the following table have been adjusted where appropriate to reflect a two-for-one split of our Common Stock, which was effected as a stock dividend on August 31, 2000.

	High	Low
Fiscal Year 1999
First Quarter	13.56	5.97
Second Quarter	20.06	8.81
Third Quarter	25.00	13.47
Fourth Quarter	33.63	21.31
Fiscal Year 2000
First Quarter	66.50	26.75
Second Quarter	56.00	26.00
Third Quarter	69.88	39.00
Fourth Quarter	72.25	29.38
Fiscal Year 2001
First Quarter (through February 27, 2001)	37.81	20.25

    On February 27, 2001, the last sale price reported on the Nasdaq National Market for Polycom's Common Stock was $21.88 per share. As of such date, there were approximately 231 registered shareholders of record who held shares of Polycom's Common Stock and approximately 22,000 beneficial owners, as shown on the records of Polycom's transfer agent for such shares.

Dividend Policy

    We has never declared or paid any dividends on our capital stock and do not intend to pay any dividends in the foreseeable future. We currently intend to retain our earnings, if any, for the growth and development of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our earnings, our financial condition, capital requirements and such other factors as our Board of Directors may deem relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with Polycom's audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2000, 1999 and 1998 and the consolidated balance sheet data at December 31, 2000 and 1999, are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 1997 and 1996 and the consolidated balance sheet data at December 31, 1998, 1997 and 1996 are derived from audited consolidated financial statements which are not included in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA

	December 31,
	2000(a)	1999(b)	1998(c)	1997(d)	1996
	(in thousands, except per share data)
Operating Data:
Net revenues	$331,302	$200,067	$116,886	$50,394	$39,006
Costs and expenses:
Cost of net revenues	149,967	91,257	57,906	27,583	18,987
Sales and marketing	58,460	36,047	22,156	13,247	9,170
Research and development	35,444	21,615	14,719	17,038	8,088
General and administrative	14,857	8,269	5,518	7,019	2,310
Acquisition costs	1,933	1,650	185	597	—
Litigation reserve release	(1,843)	—	—	—	—

Operating income (loss)	72,484	41,229	16,402	(15,090)	451
Interest, net and other income	6,845	1,740	948	1,166	1,087
Other investment adjustment	(5,854)	—	—	—	—

Income (loss) before taxes	73,475	42,969	17,350	(13,924)	1,538
Taxes	24,247	13,616	1,749	171	108

Net income (loss)	$49,228	$29,353	$15,601	$(14,095)	$1,430

Basic net income (loss) per share	$0.69	$0.45	$0.27	$(0.33)	$0.05
Diluted net income (loss) per share	$0.64	$0.40	$0.23	$(0.33)	$0.03
Weighted average shares outstanding for basic EPS	71,851	65,071	57,621	42,978	29,596
Weighted average shares outstanding for diluted EPS	77,507	72,916	67,694	42,978	42,366
	December 31,
	2000	1999	1998	1997	1996
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$258,350	$75,817	$23,489	$17,747	$21,507
Working capital	285,197	86,324	46,417	22,023	29,676
Total assets	431,869	164,721	78,305	44,469	39,806
Convertible preferred stock	—	—	—	9,496	1,975
Total stockholders' equity	364,740	113,270	53,928	26,927	33,033

(a)
Net income and net income per share include acquisition costs and other investments adjustment costs of $7.8 million and litigation reserve release benefits of $1.8 million. Pro forma net income and diluted net income per share, excluding these net costs, net of tax, of $4.0 million, were $53.2 million and $0.69, respectively.

(b)
Net income and net income per share include acquisition costs $1.7 million. Pro forma net income and diluted net income per share, excluding these costs, net of tax, of $1.1 million, were $30.4 million and $0.42, respectively.

(c)
Net income and net income per share include acquisition costs $0.2 million. Pro forma net income and diluted net income per share, excluding these costs, net of tax, of $0.1 million, were $15.7 million and $0.23, respectively.

(d)
Net loss and net loss per share include acquisition costs $0.6 million. Pro forma net loss and diluted net loss per share, excluding these costs, net of tax, of $0.6 million, were $13.5 million and $0.31, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCT OFFERINGS, CUSTOMER AND GEOGRAPHIC REVENUE MIX, GROSS MARGINS AND OPERATING COSTS AND EXPENSES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "OTHER FACTORS AFFECTING FUTURE OPERATIONS" AND ELSEWHERE IN THIS FORM 10-K REPORT.

Overview

    We were incorporated in December 1990. We were engaged principally in research and development from inception through September 1992, when we began volume shipments of our first voice communications product, the SoundStation. Currently, our voice communications products consist principally of the SoundStation, SoundStation EX, SoundStation Premier, SoundStation Premier EX, SoundPoint and SoundPoint Pro. In January 1998, we completed the acquisition of ViaVideo, a development stage company that designed and developed high-quality, low-cost, easy-to-use, group video communications systems. In February 1998, we began customer shipments of the ViewStation product family, our video communications equipment product line. Currently, our video communications products consist principally of the ViewStation 128, ViewStation 512, ViewStation V.35, ViewStation MP, ViewStation SP, ViewStation FX, VS 4000 and ViaVideo. In December 1999, we acquired Atlas Communication Engines, Inc., a privately-held, OEM supplier of IADs, and an emerging supplier of DSL routers. In addition, Atlas also sold non-DSL custom communications products under OEM arrangements. Atlas' line of IADs and DSL routers, which have become our network access product line, provides voice and data over the rapidly-growing DSL network.

    Through December 31, 2000, we derived a substantial majority of our net revenues from sales of our ViewStation, Network Access and SoundStation products. We anticipate that the ViewStation, NetEngine and SoundStation products will continue to account for a significant portion of our net revenues at least for the next twelve months. Any factor adversely affecting the demand or supply for these products would harm our business, financial condition, cash flows and results of operations.

Results of Operations for the Three Years Ended December 31, 2000

    The following table sets forth, as a percentage of net revenues, consolidated statement of income data for the periods indicated.

	Year Ended December 31,
	2000	1999	1998
Net revenues	100%	100%	100%
Cost of net revenues	45%	46%	50%

Gross profit	55%	54%	50%
Operating expenses:
Sales and marketing	18%	18%	19%
Research and development	11%	11%	12%
General and administrative	4%	4%	5%
Acquisition costs	1%	1%	0%
Litigation reserve release	(1)%	0%	0%

Total operating expenses	33%	34%	36%

Operating income	22%	20%	14%
Interest income, net	2%	1%	1%
Other investments adjustment	(2)%	0%	0%
Other expense, net	0%	0%	0%

Income before provision for income taxes	22%	21%	15%
Provision for income taxes	7%	6%	2%

Net income	15%	15%	13%

Net Revenues

    Net revenues for the year ended December 31, 2000 increased 66% over the same period of 1999. This increase was due primarily to an increased sales volume of our video communication products which accounted for 68% of the total increase. In addition, sales volume increases in our network access and voice communication products also contributed to the improvement over 1999. The increase in voice communications revenue accounted for 13% of the total increase and the increase in network access products accounted for 19% of the total increase. We also had a significant increase in sales in each international region in 2000 over 1999 due to an increased focus on expanding into foreign markets. This expansion included adding sales and marketing, operational and administrative resources.

    Net revenues for the year ended December 31, 1999 increased 71% over the same period of 1998. This was due primarily to sales volume increases in our video communications products which accounted for 84% of the total increase. These products began shipping in February of 1998 and we have added various models since that time. Additionally, voice communications products sales volume increases also contributed to the revenue growth and accounted for the remaining 16% of the total increase. Although a majority of our revenue growth was from North America, we also experienced growth in net revenues in Europe due to our increase in investment in this region in 1999.

    A major contributor to the expected growth of the broadband distribution market has been the deployment of digital subscriber lines, or DSL. Beginning in the second half of 2000, some DSL providers experienced delays in delivering their service which caused financial troubles for these companies. These DSL providers are customers of our network access products through OEM providers we use as resellers. These service delays slowed the expected growth in this market which in turn slowed sales of our network access products. If these conditions persist, they will negatively impact revenues from our network access products.

    In 2000, 1999 and 1998, we derived a substantial majority of our net revenues from sales of our video communication, voice communication and network access products. No customer accounted for more than 10% of our net revenues for the fiscal year ended December 31, 2000. However, one customer, Lucent Technologies, accounted for 12% of our net revenues in the three months ended December 31, 2000, primarily from sales of our network access products. In addition, Lucent Technologies accounted for 11% of net revenues in both 1999 and 1998. If, for any reason, Lucent Technologies reduced their purchases of our products, it would harm our business. No other customer or reseller accounted for more than 10% of our net revenues during these periods. See Note 13 of Notes to Consolidated Financial Statements for business segment information.

    Our business is subject to the risks arising from domestic and global economic conditions. Recently, economic growth in the Unites States has slowed to the point where industries are delaying or reducing technology purchases. The impact of this slowdown on us is difficult to predict. If our customers delay ordering our products we will fall short of our revenue expectations for any given quarter in 2001 or for the entire year. These conditions would negatively affect our business and profitability. In addition, weakness in the end-user market could negatively affect the cash flow of our reseller customers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure which could harm our profitability and financial condition.

    International net revenues (revenues outside of North America) accounted for 33%, 31% and 23% of total net revenues for 2000, 1999 and 1998, respectively (see Note 13 of Notes to Consolidated Financial Statements). In the fiscal year ended 2000, we continued to make investments in Europe, Asia and, to a lesser degree, in Latin America. This expansion of resources was the main reason for the increase in the international percentage of total net revenues despite the increase in net revenue from sales of our network access products which were sold primarily in North America. An increase in our video communication products unit sales volume in Europe, Asia and Latin America was the primary reason for the increase in the international percentage of total net revenues in 2000 over 1999. In 1999, our increased investment in resources in Europe over 1998 helped drive volumes and revenues up as a percentage of our revenue. Within Europe, video revenues were the main driver of the increase in 1999 over 1998. In addition, net revenues derived from sales of our products in Asia also increased as a percentage of our net revenue in 1999 over 1998.

    We anticipate that international sales will continue to account for a significant portion of total net revenues for the foreseeable future, and we plan to continue our expansion in Europe, Asia and Latin America in 2001. International sales, however, are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Additionally, international net revenues may fluctuate as a percentage of net revenues in the future as we introduce new products, since we expect to initially introduce such products in North America and also because of the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, our business could be harmed. We cannot assure you that we will be able to maintain or increase international market demand for our products. Additionally, to date, a substantial majority of our international sales has been denominated in U.S. currency; however, if international sales were denominated in local currencies in the future, these transactions would be subject to currency fluctuation risks. Further, to date, the establishment of the European Currency Unit (the "Euro") by the European Union as the common legal currency in Europe has not had any significant impact on us since a substantial majority of our international sales are denominated in U.S. currency. However, there may be an impact in the future due to the recent weakening of the Euro against the dollar as this requires customers to convert a greater number Euros into dollars to settle their outstanding debts to us.

Cost of Net Revenues

    Cost of net revenues consists primarily of contract manufacturer costs including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense and an allocation of overhead expenses. The cost of net revenues as a percentage of total net revenues for the year ended December 31, 2000 was 45%, a slight decrease from 46% in 1999. The decrease was attributable to a more favorable product mix generated from increased shipments of higher margin video products, and favorable material price variances, offset by a write-down of certain media server inventory, including the ShowStation IP, to net realizable value and higher shipment volumes of our lower margin network access products.

    When comparing the cost of net revenues as a percentage of net revenues in 1999 to 1998, the percentage decreased to 46% from 50%. The improvement in cost in 1999 over 1998 was attributable to a more favorable product mix as more shipments of the higher margin video products occurred, and favorable material price improvements. These decreases were offset by a write-down of the ShowStation IP inventory and the SoundPoint inventory to net realizable value and reduced revenue received under a joint development and marketing agreement with 3M concerning the ViewStation which had very low associated costs. We received $0.9 million in revenue under this agreement in 1999 compared to $2.5 million in 1998.

    Forecasting future gross margin percentages is difficult. While we expect that our future overall cost of net revenues percentage will be within a few percentage points of the current level, there are a number of risks associated with maintaining our current gross margin levels. For example, uncertainties surrounding revenue levels, competition, changes in technology, changes in product mix, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs and timing of sales over the next few quarters can cause our cost of net revenues percentage to fluctuate significantly. Additionally, our IAD and DSL equipment products, VoIP products and other desktop products have a significantly higher cost of net revenue percentage than our ViewStation and SoundStation products. If the IAD, DSL, VoIP and other desktop products grow to be become a significant portion of our revenue stream, this will have a negative effect on our future cost of net revenues percentages. Also, we may reduce prices on our products in the future for competitive reasons or to stimulate demand which could increase our cost of net revenues percentage. However, we cannot assure you that any of these potential price reductions would offset competitive pressures or stimulate demand. In addition, cost variances associated with the manufacturing ramp of new products, such as the NetEngine or any other new product, could occur which would increase our cost of net revenues percentage. Further, gross margins associated with the ViaVideo, ViewStation SP and the SoundPoint Pro are lower than the targeted gross margins of our product portfolio, yet the gross margins for the WebStation are closer to our targeted gross margins. The proportional contribution of these products to our product mix can have a significant impact on our overall gross margins. In addition to the uncertainties listed above, cost of net revenues as a percentage of net revenues may increase due to a change in the mix of distribution channels and the mix of international versus North American revenues.

Sales and Marketing Expenses

	Year End December 31,			Increase (Decrease) From Prior Year
Dollars in Thousands	2000	1999	1998	2000	1999
Expenses	$58,460	$36,047	$22,156	62%	63%
% of Net Revenues	18%	18%	19%	0%	(1)%

    Sales and marketing expenses consist primarily of salaries and commissions for our sales force, advertising and promotional expenses, product marketing, an allocation of overhead expenses and customer service and support costs. The increase in sales and marketing expenses in absolute dollars in 2000 over 1999 was primarily related to increased advertising and promotional expenditures for our video and network access products. Additionally, an increase in our investment in our worldwide sales effort also contributed to the increases over 1999. The increase in sales and marketing expenses in absolute dollars in 1999 over 1998 was primarily related to increased advertising and promotional expenditures for our video and voice products. Additionally, an increase in our investment in our worldwide sales efforts and the resulting staff increases also contributed to the increase over 1998.

    We expect to continue to increase our sales and marketing expenses in absolute dollar amounts in an effort to expand North American and international markets, market new products and establish and expand distribution channels. In particular, our acquisition of Atlas expanded our product portfolio into the DSL access market which will require significant additional marketing expenditures to communicate the value of our new product offerings as well as significant additional sales expenditures to develop a new sales organization for this market. In addition, due to the innovative nature of our ViewStation, ViaVideo and upcoming VoIP products, we believe we will incur additional expenses for sales and marketing, especially advertising, to educate potential customers as to the desirability of these products over competing products. Also, we will further invest in the international markets, increasing the absolute dollars spent in this area. Further, we are currently expanding our service organization to provide expanded and improved support for our products which will increase our sales and marketing expenses.

Research and Development Expenses

	Year End December 31,			Increase (Decrease) From Prior Year
Dollars in Thousands	2000	1999	1998	2000	1999
Expenses	$35,444	$21,615	$14,719	64%	47%
% of Net Revenues	11%	11%	12%	0%	(1)%

    Research and development expenses consist primarily of compensation costs, consulting fees, depreciation and an allocation of overhead expenses. Expense increases in video, voice and network access product development all contributed to the total increase in 2000 over 1999. Individually, the increase in video communication product development expenditures accounted for 48% of the total increase, network access development expenditures accounted for 38% of the total increase and the increase in voice communications accounted for the remaining 14% of the total increase. The research and development expense increased in 1999 over 1998 due to increases in the network access, video and voice products. In all years presented, all research and development costs have been expensed as incurred.

    We believe that technological leadership is critical to our success and we are committed to continuing a high level of research and development. Also, continued investment in new product initiatives such as DSL access, VoIP and desktop products will require significant research and development spending. Consequently, we intend to increase research and development expenses in absolute dollars and as a percentage of net revenues in the future. However, due to the extremely competitive hiring market in high-technology industries, we may not be able to find or hire qualified personnel in a timely manner or at all.

General and Administrative Expenses

	Year End December 31,			Increase (Decrease) From Prior Year
Dollars in Thousands	2000	1999	1998	2000	1999
Expenses	$14,857	$8,269	$5,518	80%	50%
% of Net Revenues	4%	4%	5%	0%	(1)%

    General and administrative expenses consist primarily of compensation costs, allocation of overhead expenses, bad debt write-offs, legal expenses and accounting expenses. The increase in general and administrative expenses in 2000 over 1999 was due to increased staffing and infrastructure costs to support our growth, including the additional costs to upgrade our management information system, expansions in Europe and Asia, and higher bad debt expense. The increase in general and administrative expenses in 1999 over 1998 was due to increased staffing and infrastructure costs to support our growth including the conversion of the management information system.

    We believe that our general and administrative expenses will continue to increase in absolute dollar amounts in the future primarily as a result of expansion of our administrative staff and costs related to supporting a larger company. These additional charges include principally expenses related to expansions of our information system, increased tax planning efforts and infrastructure charges related to the significant investments being made in the international regions. Additionally, write-offs associated with bad debt are difficult to predict and material write-offs could negatively affect our profitability in the quarter they are made.

Acquisition Costs

    We incurred acquisition costs totaling $1.9 million in 2000, $1.7 million in 1999 and $0.2 million in 1998. In 2000, these costs were related to the acquisition of Accord Networks Ltd. which was completed in February 2001. In 1999, these costs were related to the acquisition of Atlas completed in December 1999. In 1998, the costs incurred were related to the acquisition of ViaVideo. A significant portion of these charges for these acquisitions were for outside financial advisory, legal and accounting services. We expect further material acquisition related expenses associated with the Accord Networks Ltd. acquisition in 2001 and there may be other acquisition expenses related to other such transactions in the future.

Litigation Reserve Release

    On September 3, 1997, VTEL Corporation (VTEL) filed a lawsuit in the State District Court in Travis County, Texas against ViaVideo Communications, Inc., a subsidiary of Polycom, and its founders (who were formerly employed by VTEL). On May 27, 1998, VTEL amended its suit to add Polycom as a defendant. In the lawsuit, VTEL alleged breach of contract, breach of confidential relationship, disclosure of proprietary information and related allegations. ViaVideo, its founders and Polycom answered the suit, denying in their entirety VTEL's allegations. On March 3, 2000, VTEL voluntarily dismissed the allegations against Polycom and ViaVideo with prejudice for no consideration. As a one-time item in the first quarter of 2000, the excess accrual associated with the expenses we estimated we would incur in connection with this lawsuit, totaling $1.8 million, was released since no further material expenses will be incurred. See Note 8 of Notes to Consolidated Financial Statements.

Interest Income, Net

    Interest income, net consists of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of Polycom's bank accounts and interest expense from Polycom's credit facilities. Interest income, net of interest expense was $6.8 million in 2000, $1.8 million in 1999 and $1.0 million in 1998. The fluctuations in interest income, net are due primarily to changes in average cash and investment balances throughout the year the most significant of which relates to our secondary stock offering which raised $148.3 million in the third quarter of 2000.

Other Investments Adjustment

    Throughout the year ended December 31, 2000, we made various investments in private companies that are included in "Other investments" in our balance sheet. In accordance with Generally Accepted Accounting Principles (GAAP), we monitor the value of these investments for impairment and make appropriate reductions in carrying value when necessary. During 2000, we determined that the value of these investments became impaired and we reduced the carrying amount by $5.9 million.

Provision for Income Taxes

    The provision for income taxes was $24.2 million in 2000, $13.6 million in 1999 and $1.7 million in 1998. The increase in income taxes in 2000 over 1999 was due to our increased profitability. The increase in income taxes in 1999 over 1998 was also due to our increased profitability offset by the reversal of our deferred tax valuation allowance in 1999 due to our belief that the deferred tax assets will more likely than not be realized.

    As of December 31, 2000, we had approximately $20.1 million in net operating loss carryforwards and $8.3 million in tax credit carryforwards as well as other deferred tax assets arising from temporary differences. See Note 12 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

    As of December 31, 2000, our principal sources of liquidity included cash and cash equivalents of $173.3 million, short-term investments of $32.5 million and long-term investments of $42.4 million. Additionally, we have a $15.0 million line of credit with a bank and $10.1 million in other investments related to non-marketable equity securities. The line of credit facility contains provisions that require the maintenance of certain financial ratios and profitability requirements. As of December 31, 2000, we were in compliance with these covenants.

    We generated cash from operating activities totaling $47.0 million in 2000, $38.6 million in 1999 and $2.7 million in 1998. The improvement in cash from operating activities in 2000 over 1999 was due primarily to the improvements in net income before non-cash items and an increase in the tax benefits from the exercise of employee stock options and employee stock purchase plan transactions. This improvement was offset somewhat by higher growth in inventories, deferred taxes, non-trade receivables and a lower increase in current liabilities. The improvement in cash from operating activities in 1999 over 1998 was due primarily to the improvement in net income before non-cash items, an increase in accounts and taxes payable and a smaller increase in inventories, offset somewhat by the growth in receivables and deferred taxes.

    The total net change in cash and cash equivalents for the year ended 2000 was an increase of $137.4 million. The primary sources of cash were $148.3 million from a follow-on stock offering (net of issuance costs), $47.1 million from operating activities and $14.8 million associated with the exercise of stock options and purchases under the employee stock purchase plan. The primary uses of cash during this same period were $51.1 million for net purchases of investments, $13.4 million for purchases of property, plant and equipment and $8.3 million for purchases of licenses. The positive cash from operating activities was primarily the result of net income before considering non-cash expenses, such as depreciation and amortization, the provision for doubtful accounts, the tax benefits from the exercise of employee stock options, the investment loss adjustment, and higher total current liabilities (including accounts payable and taxes payable), offset by an increase in inventories, trade and non-trade receivables, deferred taxes and other assets.

    Our material commitments consist of obligations under our operating leases. We also maintain, from time to time, commercial letters of credit as payments for the importation of certain products. These amounts do not exceed $100,000 and are outstanding less than 120 days. In addition, our bank has issued letters of credit to secure the leases on some of our offices. These letters of credit total less than $100,000 and are secured by our credit facilities or cash deposits with our banks. See Notes 8 and 9 of the Notes to Consolidated Financial Statements

    In August 2000, we completed the follow-on offering of 5,608,976 shares of common stock at a price of $45.438 per share. Of the shares sold, approximately 3.5 million shares were sold by us for net proceeds of approximately $148.3 million, and the balance of shares were sold by a selling stockholder. We are using the net proceeds from this sale primarily for general corporate purposes, including working capital and capital expenditures. A portion of the proceeds may also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Pending such uses, we are investing the net proceeds from this sale in short-term and long-term, interest- bearing, investment grade obligations.

    We believe that our available cash, cash equivalents, investments and our bank line of credit will be sufficient to meet our operating expenses and capital requirements through at least the next eighteen months. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technologies.

Recent Developments

    On February 28, 2001, we announced the completion of our acquisition of Accord Network, Ltd., a leading provider of next-generation, rich-media network products that enable Internet Protocol (IP) and other network voice and video communications in both the customer premise and service provider markets. Under the terms of the merger, originally announced December 6, 2000, we exchanged approximately 6.3 million shares of common stock for all outstanding Accord shares and will assume Accord options and warrants exercisable into approximately 1.5 million shares of Polycom common stock. The exchange and assumption will occur at a rate of 0.3065 Polycom shares for each Accord share. We will account for the merger as a pooling of interests.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by SFAS 138, established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for the fiscal years beginning after June 15, 2000. We adopted this pronouncement on January 1, 2001. This adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 has not had a material impact on our consolidated financial position, results of operations or cash flows.

Other Factors Affecting Future Operations

    INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. IN ADDITION, THESE RSKS ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. IN ASSESSING THESE RISKS, INVESTORS SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE SIGNIFICANTLY AND WE MAY NOT BE ABLE TO MAINTAIN OUR HISTORICAL GROWTH RATES.

    Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future as a result of a number of factors. These factors include:

  •
  changes in general economic conditions, as has been the case recently, and specific economic conditions in the technology industries;

  •
  market acceptance of new product introductions and product enhancements by us or our competitors;

  •
  our prices and those of our competitors' products;

  •
  the timing and size of the orders for our products;

  •
  the mix of products sold;

  •
  fluctuations in the level of international sales;

  •
  the delay in the rollout of DSL technology;

  •
  the cost and availability of components;

  •
  manufacturing costs;

  •
  the level and cost of warranty claims;

  •
  changes in our distribution network;

  •
  fluctuations in demand for our products;

  •
  the impact of seasonality; and

  •
  the level of royalties to third parties.

    Although we have had significant revenue growth in recent quarters, fluctuations in our quarterly operating results due to these or other factors could prevent us from sustaining these growth rates or meeting our expectations, and you should not use these past results to predict future operating margins and results. In particular, our quarterly revenues and operating results depend upon the volume and timing of customer orders received during a given quarter, and the percentage of each order which we are able to ship and recognize as revenue during each quarter, each of which is difficult to forecast. In addition, the majority of our orders in a given quarter historically have been shipped in the third month of that quarter. If this trend continues, any failure or delay in the closing of orders during the last part of a quarter will seriously harm our business.

    Some of our products have experienced seasonal fluctuations which have affected sequential growth rates for these products. For example, there appears to be a slow down in the summer quarter for our products in the European region. In addition, sales of our video communications products appear to decline in the first quarter of the year compared to the fourth quarter of the prior year. These fluctuations negatively affect our business during those quarters which could cause operating results to fall short of anticipated results, which would have a negative impact on our stock price.

    As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not a good predictor of our future performance. If our future operating results are below the expectations of stock market analysts, our stock price will decline.

GENERAL ECONOMIC CONDITIONS MAY REDUCE OUR REVENUES AND HARM OUR BUSINESS.

    As our business has grown, we have become increasingly subject to adverse changes in general economic conditions, which can result in reductions in capital expenditures by our end-user customers, longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. Although these factors have not materially impacted us in recent years, if the current economic slowdown continues or worsens, these factors could adversely affect our business and results of operations.. In addition, we also face the risk that our resellers will build up inventories in anticipation of a growth in sales. If such sales growth does not occur as anticipated by these resellers for any reason, including the slowdown in economic growth that began in the fourth quarter of 2000 and is continuing in 2001, these resellers may substantially decrease the amount of product ordered in subsequent periods, which would harm our business.

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

    We sell a significant amount of our products to distributors and resellers who maintain their own inventory of products for sale to dealers and end-users. A substantial percentage of the total products sold during a particular quarter consists of distributor and reseller stocking orders. We typically provide special cost or early payment incentives for distributors and resellers to purchase the minimum or more than the minimum quantities required under their agreements with us. If these distributors and resellers are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if distributors and resellers decide to decrease their inventories for numerous reasons including the reduction in economic growth realized in the fourth quarter of 2000 and further anticipated in 2001, it would negatively affect the volume of our sales to these distributors and resellers and also negatively affect our net revenues which could harm our business. Also, if we choose to eliminate or reduce stocking incentive programs, quarterly revenues may fail to meet our expectations or be lower than historical levels.

    Our revenue estimates are based largely on end-user sales reports that our distributors and resellers provide to us on a monthly basis. To date, we believe this data has been generally accurate in North America but less reliable outside of this region. To the extent that this sales and channel inventory data is inaccurate in either North America or outside of North America, we may not be able to make revenue estimates or may find that our previous estimates were inaccurate.

    Many of our distributors and resellers that carry multiple Polycom products, and from whom we derive significant revenues, are undercapitalized. The failure of these businesses to establish and sustain profitability or obtain financing could have a significant negative effect on our future revenue levels and profitability. For example, in the fiscal year 2000, we increased our allowance for bad debt by $1.6 million for specific reseller default situations for which collection is doubtful. The loss of distributors or resellers could harm our business.

    Lucent Technologies, one of our larger resellers, accounted for 12% of our net revenues in the three months ended December 31, 2000, primarily related to Lucent's purchases of our network access products during that period. In addition, Lucent accounted for 11% of net revenues in both 1999 and 1998. If Lucent Technologies reduces its purchases of our products due to the current economic slowdown or any other factor, it will harm our business. In addition, Lucent Technologies has spun off its business equipment division, now known as Avaya Inc. We do not yet know how this spin-off will affect us. In connection with this restructuring, if the combined business from Lucent and Avaya yields a significant reduction in the amount of orders to us, it could harm our business.

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

    A major contributor to the expected growth of the broadband distribution market has been the deployment of digital subscriber lines, or DSL. Beginning in the second half of 2000, some DSL providers experienced delays in delivering their service which caused financial troubles for these companies. These DSL providers are customers of our network access products through OEM providers we use as resellers. These service delays slowed the expected growth in this market which in turn slowed sales of our network access products. If these conditions persist, they will negatively impact revenues from our network access products.

WE MAY EXPERIENCE DELAYS IN PRODUCT INTRODUCTIONS AND OUR PRODUCTS MAY CONTAIN DEFECTS WHICH COULD ADVERSELY AFFECT MARKET ACCEPTANCE FOR THESE PRODUCTS AND OUR REPUTATION AND SERIOUSLY HARM OUR RESULTS OF OPERATIONS.

    Since the beginning of 1998, our revenue growth has been due in large part to new video communications product introductions. Although we are continuing to introduce new products, such as the ViaVideo, ViewStation 4000, ViewStation FX and SoundPoint Pro 3.0 products, we cannot assure you that new product releases will be timely or that they will be made at all. In fact, the ViewStation FX and ViaVideo were delayed from their original release dates, which we believe negatively affected our net revenues in 2000. Additionally, we cannot assure you that any new or existing product introductions will be free from defects or produce the revenue growth experienced in 1999 and 2000.

    In the past we have experienced other delays in the introduction of certain new products and enhancements and believe that such delays may occur in the future. For instance, we experienced delays in introducing the ViewStation FX in 2000 and the ViewStation MP and WebStation in 1998 from their original expected release dates due to unforeseen technology and manufacturing ramping issues. Similar delays occurred during the introduction of the ShowStation IP, SoundStation Premier and ShowStation, affecting the first customer ship dates of these products. Any similar delays in the future for other new product offerings such as VoIP, desktop or other product line extensions could adversely affect market acceptance for these products and our reputation and seriously harm our results of operations. Further, due to the dynamic nature of the network access market sector, any delays in NetEngine product line extensions would seriously harm our business.

WE HAVE LIMITED SUPPLY SOURCES FOR SOME KEY COMPONENTS OF OUR PRODUCTS, AND OUR OPERATIONS COULD BE HARMED BY SUPPLY INTERRUPTIONS, COMPONENT DEFECTS OR UNAVAILABILITY OF THESE COMPONENTS.

    Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. We also obtain certain plastic housings, metal castings and other components from suppliers located in Singapore and China, and any political or economic instability in that region in the future, or future import restrictions, may cause delays or an inability to obtain these supplies. We have no supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. We and our contract manufacturers have had limited experience purchasing volume supplies of various components for our products and some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In the event that we or our contract manufacturers were unable to obtain sufficient supplies of components or develop alternative sources as needed, our operating results could be seriously harmed. In particular we have recently encountered some development delays and component shortages relating to our network access products, and if such conditions continue, our business will suffer. Moreover, our operating results would be seriously harmed by receipt of a significant number of defective components, an increase in component prices or our inability to obtain lower component prices in response to competitive price reductions. Additionally, our video communications products are designed based on integrated circuits produced by Philips and video equipment produced by Sony. If we could no longer obtain integrated circuits or video equipment from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we cannot assure you that we would be successful in obtaining these components from alternative sources in a timely or cost-effective manner. Additionally, both Sony and Philips are our competitors in the video communications market, which may adversely affect our ability to obtain necessary components. The failure to obtain adequate supplies could prevent or delay product shipments, which could harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products, in particular, our network access products. Any delays in the availability of these key components could harm our business.

WE RELY ON THIRD-PARTY LICENSE AGREEMENTS AND TERMINATION OR IMPAIRMENT OF THESE AGREEMENTS MAY CAUSE DELAYS OR REDUCTIONS IN PRODUCT INTRODUCTIONS OR SHIPMENTS WHICH WOULD HARM OUR BUSINESS.

    We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from RADVision, Telesoft, Omnitel, Adtran and EBSNet, video algorithm protocols from Real Networks and Ezenia!, development source code from Digital Equipment and Philips Semiconductor, audio algorithms from Lucent Technologies, communication software from DataBeam and Windows software from Microsoft. In addition, for our new network access products, we have interoperability agreements with Jetstream Communications and Tollbridge Technologies, and we depend significantly on these agreements and our ability to secure similar licenses from other gateway providers. These third-party software licenses may not continue to be available to us on commercially reasonable terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business.

LOWER THAN EXPECTED MARKET ACCEPTANCE OF OUR PRODUCTS AND PRICE COMPETITION WOULD NEGATIVELY IMPACT OUR BUSINESS.

    If our products are not accepted by the market, our profitability could be harmed. For example, we lowered the price of the ShowStation IP by 23% effective March 1999 due to market acceptance issues for this product. Similar price reductions and demand issues could occur for any of our products which could negatively impact our net revenues and profitability. Further, through the end of 2000, growth rates of voice and video product sales from our sales channels to end-users have been significant. Future growth rates for these and our other products may not achieve these levels of growth.

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

THE COMPLETION OF OUR ACQUISITION OF CIRCA COMMUNICATIONS LTD. IS CONTINGENT UPON CERTAIN CONDITIONS.

    In September 2000, we signed a definitive agreement to acquire Circa Communications Ltd, or Circa, a Canadian corporation which develops voice over internet protocol, or VoIP, telephony products. We believe that the acquisition of Circa will augment our VoIP technology, product development and product offerings. We currently anticipate that this acquisition will be completed by the end of the first quarter of 2001, however the acquisition is subject to the fulfillment of certain conditions by Circa, including the general availability of certain of Circa's VoIP products and proper legal filing with the Canadian government. In the event that Circa does not satisfy the conditions required for us to complete the acquisition, it is probable we will not consummate the acquisition. If we do not consummate the Circa acquisition, our plans to augment our VoIP technology, product development and product offerings would be delayed, and this delay would harm our business.

OUR RECENT ACQUISITION OF ACCORD NETWORKS COULD ADVERSELY IMPACT OUR BUSINESS.

    We completed the acquisition of Accord Networks, or Accord, on February 28, 2001. As a result of the completion of the acquisition, we face additional risks that are set forth in the section entitled "Risk Factors," on pages 13-22 of the proxy statement/prospectus dated January 29, 2001, and filed with the Securities and Exchange Commission on January 24, 2001, which are incorporated by reference in this Annual Report on Form 10-K. These risks relate to the impact of the merger on our business, risks related to the operation of the combined company, and risks related to the business of Accord, including its operations in Israel.

OUR BUSINESS COULD SUFFER AS A RESULT OF FUTURE ACQUISITIONS, SUCH AS CIRCA COMMUNICATIONS.

    We may make additional acquisitions in the future. For example, as described above, we are currently scheduled to complete the acquisition of Circa Communications by the end of the first quarter of 2001. Failure to achieve the anticipated benefits of this or any future acquisition or to successfully integrate the operations of Circa could also harm our business and results of operations. Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additional costs associated with any future acquisitions we may make.

CONFLICTS WITH OUR CHANNEL PARTNERS COULD HURT SALES OF OUR PRODUCTS.

    We have various OEM agreements with some major telecommunications equipment manufacturers, such as Lucent Technologies, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create channel conflicts with our other distributors who directly compete with the OEM partner, which could adversely affect revenue from non-OEM channels. Because many of our distributors also sell equipment that competes with our products, the distributors could devote more attention to the other products, which could harm our business. Further, other channel conflicts could arise which cause distributors to devote resources to other non-Polycom communications equipment, which would negatively affect our business or results of operations.

    We currently have agreements with video communications equipment suppliers under which these equipment suppliers resell our SoundPoint PC voice products along with their video communications products. We compete with these equipment suppliers in the voice conferencing market and, as such, we cannot assure you that they will enter into future agreements to resell or supply any of our new or enhanced communication products. Further, some of our current video products and video products under development are directly competitive with the products of these suppliers. As a consequence, competition between us and these suppliers is likely to increase, resulting in a strain on the existing relationship between the companies. Any such strain could limit the potential contribution of these relationships to our business.

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

MANUFACTURING DISRUPTIONS OR CAPACITY CONSTRAINTS WOULD HARM OUR BUSINESS.

    We subcontract the manufacture of our SoundStation, SoundStation Premier, SoundPoint Pro, ViewStation and our new network access products to Celestica, a third-party contract manufacturer. We use Celestica's Thailand facilities, and should there be any disruption in services due to natural disaster or economic or political difficulties in Thailand and Asia, or for any other reason, such disruption would harm our business and results of operations. Also, Celestica is currently the sole source manufacturer of these products, and if this subcontractor experiences an interruption in operations or otherwise suffers from capacity constraints, we would experience a delay in shipping these products and we may not be able to meet any demand for our products, either of which could negatively affect revenues in the quarter of the disruption and harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

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

OUR RECENT TRANSITION TO A NEW ENTERPRISE RESOURCE PLANNING SYSTEM COULD ADVERSELY AFFECT OUR OPERATIONS.

    During the last quarter of 1999 and throughout the fiscal year 2000, we migrated our operations to a new enterprise resource planning system which affects almost every facet of our business operations. Typically, these conversions negatively affect a company's ability to conduct business due to problems such as historical data conversion errors, the required personnel training time associated with the new system, delays in implementation or unforeseen technical problems during conversion. If any problems arise during this transitional phase, we could experience delays in or lack of shipping, an inability to support our existing customer base, delays in paying vendors, delays in collecting from customers, an inability to place or receive product orders or other operational problems. If this were to occur, our profitability or financial position could be negatively impacted.

FAILURE TO ADEQUATELY SERVICE AND SUPPORT OUR PRODUCTS COULD HARM OUR RESULTS OF OPERATIONS.

    Our recent growth has been due in large part to an expansion into products with more complex technologies and protocols, including our recently introduced network access products. This has increased the need for increased product warranty and service capabilities. If we cannot develop and train our internal support organization or maintain our relationship with our outside technical support, it could harm our business.

OUR CASH FLOW COULD FLUCTUATE DUE TO OUR ABILITY TO COLLECT RECEIVABLES.

    In 1999 and 2000, we initiated significant investments in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our net revenues, as happened in 1999 and 2000, accounts receivable balances will likely increase over previous years. Additionally, sales in the network access and video communications markets typically have longer payment periods over our traditional experience in the voice communications market. Therefore, if network access and video products constitute a greater percentage of net revenues, accounts receivable balances will likely increase. These increases would cause our days sales outstanding to increase over prior years and will negatively affect future cash flows. Although we have been able to offset the effects of these influences through additional incentives offered to resellers at the end of the quarter in the form of prepaid discounts, these additional incentives have lowered our profitability.

OUR STOCK PRICE FLUCTUATES AS A RESULT OF THE CONDUCT OF OUR BUSINESS AND STOCK MARKET FLUCTUATIONS.

    The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of our common stock may be significantly affected by a variety of factors, including:

  •
  statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically;

  •
  the announcement of new products or product enhancements by us or our competitors;

  •
  technological innovations by us or our competitors;

  •
  quarterly variations in our results of operations;

  •
  general market conditions or market conditions specific to particular industries; and

  •
  international macroeconomic factors.

    In addition, recently the stock market has experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many high technology companies, such as Polycom. These fluctuations are often unrelated to the operating performance of the specific companies.

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

    Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

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

WE FACE AND MIGHT IN THE FUTURE FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT MIGHT BE COSTLY TO RESOLVE.

    We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products. For example, we have been named in (along with approximately 90 manufacturers or distributors of electronic or semiconductor products) and served with a complaint filed by the Lemelson Medical, Education and Research Foundation alleging patent infringement by us.

    In addition, our industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of intellectual property rights or positions, which have on occasion resulted in significant and often protracted and expensive litigation. In the past, we have been involved in such litigation, which adversely affected our operating results. We cannot assure you that we will prevail in any such litigation, that intellectual property claims will not be made against us in the future or that we will not be prohibited from using the technologies subject to any such claims or be required to obtain licenses and make corresponding royalty payments. In addition, the necessary management attention to and legal costs associated with litigation can have a significant adverse effect on operating results.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and bank borrowings. We do not use derivative financial instruments and our investment portfolio only includes highly liquid instruments.

    We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of operations or cash flows for our variable rate bank borrowings, available-for-sale securities and cash and cash equivalents.

    The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations:

    As of December 31, 2000:

	Expected Maturity
	2001	2002	2003	Total
	(in thousands, except interest rates)
Assets
Cash and cash equivalents	173,312	—	—	173,312
Average interest rates	5.06%	—	—	5.06%
Short-term and long-term investments	32,474	41,766	—	74,240
Average interest rates	5.35%	5.39%	—	5.37%
Liabilities
Bank line of credit	—	—	—	—
Average interest rates	9.50%	—	—	9.50%

    The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected above based on the short maturities of these financial instruments. We also hold a $0.7 million investment in publicly traded equity securities which was marked to market from our original $1.0 million investment value. The market risk for this investment is driven by movements in the market price of this investment.

    We have made investments in private companies. These investments are included in "Other Investments" in our balance sheet and are carried at cost less any impairment loss. We monitor these investments for impairment and make appropriate reductions in carrying value when necessary. Impairment losses are evaluated regularly and are driven by movements in the current valuations of these companies, which are influenced by general securities market conditions. For all of these investment, our ownership is less than 20% of the company and we do not have the ability to exercise significant influence over their operations.

    All of our sales are denominated in US dollars. As only a small amount of foreign bills are paid in currencies other than the US dollar, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by Item 8 and the financial statement schedules required by Item 14(d) are included in pages F-1 to F-25 and S-1 to S-2. The supplemental data called for by Item 8 is presented on page F-25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding our directors required by this item is included under the caption "Election of Directors" in our Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by this reference. The information regarding our current executive officers found under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K is also incorporated by reference in this Item 10. The information regarding compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement for our 2001 Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is included under the caption "Executive Compensation and Related Information" in the Proxy Statement for Polycom's 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT

    The information required by this item is included under the captions "Ownership of Securities" in the Proxy Statement for Polycom's 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is included under the captions "Certain Transactions" in the Proxy Statement for Polycom's 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K.

  (a)
  The following documents are filed as part of this Report:

1.
Financial Statements. (see Item 8 above)

  Polycom, Inc. Consolidated Financial Statements as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000.

2.
Financial Statement Schedule. (see Item 8 above) The following Financial Statement Schedule is filed as part of this Report:

  Schedule II—Valuation and Qualifying Accounts.

  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.
Exhibits.

  The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.		Description
2.1		Agreement and Plan of Reorganization, dated as of June 11, 1997, by and among Polycom, Inc., Venice Acquisition and ViaVideo Communications, Inc. (which is incorporated herein by reference to Exhibit 2.1 to Form 8-K filed by the Registrant with the Commission on August 13, 1997).
2.2		Amendment No. 1 to the Agreement and Plan of Reorganization, dated as of September 2, 1997, by and among the Registrant, Venice Acquisition Corporation and ViaVideo Communications, Inc. (which is incorporated herein by reference to Exhibit 2.2 to Form 8-K filed by the Registrant with the Commission on January 16, 1998).
2.3		Agreement and plan of reorganization by and among Polycom, Inc., Periscope Acquisition Corporation and Atlas Communication Engines, Inc., dated as of November 18, 1999 (which is incorporated herein by reference to Exhibit 2.1 to Form 8-K filed by the Registrant with the Commission on December 15, 1999).
2.4		Agreement and Plan of Merger and Reorganization by and among Polycom, Inc., Merger Sub Ltd. and Accord Networks Ltd., dated as of December 5, 2000 and as amended January 25, 2001, (which is incorporated herein by reference to Exhibit 2.1 to Form S-4 filed by the Registrant with the Commission on December 20, 2000, as amended).
3.1		Amended and Restated Certificate of Incorporation of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.1 to the Registrant's registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 6, 2000).
3.2	(1)	Amended and Restated Bylaws of Polycom, Inc.
4.1		Reference is made to Exhibits 3.1 and 3.2.
4.2		Specimen Common Stock certificate (which is incorporated herein by reference to Exhibit 4.2 to the Registrant's 1996 S-1).
4.3		Amended and Restated Investor Rights Agreement, dated May 17, 1995, among the Registrant and the Investors named therein (which is incorporated herein by reference to Exhibit 4.3 to the Registrant's 1996 S-1).

4.4		Preferred Shares Rights Agreement dated as of July 15, 1998 and as amended March 2, 2001, between Polycom, Inc. and Fleet Bank, N.A. F/K/A BankBoston N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights Attached thereto as Exhibits A, B and C, respectively (which is incorporated herein by reference to Exhibit 1 to the Registrant's Form 8-A/A filed with the Securities and Exchange Commission on March 2, 2001).
10.1		Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's 1996 S-1).
10.2		The Registrant's 1991 Stock Option Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's 1996 S-1).
10.3		The Registrant's 1996 Stock Incentive Plan and forms of agreements thereunder as amended and restated March 5, 1997 (which is incorporated herein by reference to Exhibit 10.3 to the Registrant's 1996 S-1 and Exhibit 99.1 to the Registrant's registration statement on Form S-8 registration No. 333-43059).
10.4		The Registrant's Employee Stock Purchase Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.4 to the Registrant's 1996 S-1).
10.5		Amended and Restated Development, Volume Purchase and Distribution Agreement, dated December 22, 1995, by and between PictureTel Corporation and Polycom, Inc. (which is incorporated herein by reference to Exhibit 10.6 to the Registrant's 1996 S-1).
10.6	(2)	Sublicense Agreement, dated March 31, 1994, by and between DataBeam Corporation and Polycom, Inc. (which is incorporated herein by reference to Exhibit 10.7 to the Registrant's 1996 S-1).
10.7	(2)	Amended and Restated General Distribution Agreement, dated February 14, 1996, by and between DataBeam Corporation and Polycom, Inc. (which is incorporated herein by reference to Exhibit 10.8 to the Registrant's 1996 S-1).
10.8	(2)	Volume Purchase Agreement, dated March 1, 1994, as amended, by and between Scriptel Corporation and Polycom, Inc. (which is incorporated herein by reference to Exhibit 10.10 to the Registrant's 1996 S-1).
10.9	(2)	Volume Purchase Agreement, dated March 29, 1996, by and between Scriptel Corporation and Polycom, Inc. (which is incorporated herein by reference to Exhibit 10.11 to the Registrant's 1996 S-1).
10.10	(2)	Joint Marketing and Development Agreement and Stock Warrant Agreement, each dated March 28, 1997, by and between Polycom, Inc. and Minnesota Mining and Manufacturing Company (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 10-Q dated May 14, 1997).
10.11	(2)	Joint Marketing and Development Agreement, dated June 10, 1997, by and between Polycom, Inc. and Minnesota Mining and Manufacturing Company, as amended on June 10, 1997 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q dated August 13, 1997).
10.12		Lease Agreement by and between the Registrant and The Joseph and Eda Pell Revocable Trust, dated May 12, 1997, regarding the space located at Arroyo Business Center in Livermore, California (which is incorporated herein by reference to Exhibit 10.15 to the Registrant's Form 10-K dated March 13, 1998).

10.13		ViaVideo Communications, Inc. 1996 Stock Option/Stock Issuance Plan and related agreements (which is incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, Registration No. 333-45351).
10.14		Lease Agreement by and between the Registrant and Trinet Essential Facilities XXVI, dated December 1, 1999, regarding the space located at 1565 Barber Lane (which is incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K dated March 29, 2000).
10.15	(1)	Lease Agreement by and between the Registrant and WJT, LLC, dated February 19, 2001, regarding the space located at 4750 Willow Road.
21.1	(1)	Subsidiaries of the Registrant.
23.1	(1)	Consent of Independent Accountants.
24.1	(1)	Power of Attorney (included on page 42 of this Annual Report on Form 10-K).

(1)
Filed herewith.

(2)
Confidential treatment requested as to certain portions of these documents.

(b) Reports on Form 8-K.

The Registrant filed a Current Report on Form 8-K dated December 5, 2000, announcing that it had entered into an agreement to acquire Accord Networks Ltd.

(c) Exhibits.

    See Item 14(a)(3) above.

(d) Financial Statement Schedules.

    See Items 8 and 14(a)(2) above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on this 12th day of March, 2001.

POLYCOM, INC.
/s/ ROBERT C. HAGERTY Robert C. Hagerty Chairman of the Board of Directors, Chief Executive Officer and President	/s/ MICHAEL R. KOUREY Michael R. Kourey Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary

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

Signature	Title	Date

/s/ ROBERT C. HAGERTY Robert C. Hagerty	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 12, 2001
/s/ MICHAEL R. KOUREY Michael R. Kourey	Senior Vice President, Finance and Administration, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	March 12, 2001
/s/ BETSY ATKINS Betsy Atkins	Director	March 12, 2001
/s/ JOHN SEELY BROWN John Seely Brown	Director	March 12, 2001
/s/ JOHN A. KELLEY John A. Kelley	Director	March 12, 2001
/s/ STANLEY J. MERESMAN Stanley J. Meresman	Director	March 12, 2001
/s/ WILLIAM OWENS William Owens	Director	March 12, 2001

POLYCOM, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Polycom, Inc.:

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) on page 39 present fairly, in all material respects, the financial position of Polycom, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 14 (a) (2) on page 39 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
January 18, 2001, except for Note 15
which is as of February 28, 2001

POLYCOM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$173,312	$35,952
Short-term investments	32,474	24,815
Trade receivables, net of allowance for doubtful accounts of $2,260 and $1,304 in 2000 and 1999, respectively	68,651	47,445
Inventories	42,765	18,136
Deferred taxes	26,623	9,059
Non-trade receivables	6,805	1,787
Prepaid expenses and other current assets	1,696	581

Total current assets	352,326	137,775
Fixed assets, net	16,710	9,795
Long-term investments	42,418	15,050
Other investments	10,146	—
Noncurrent deferred taxes	2,322	1,546
Licenses	7,378	—
Other assets	569	555

Total assets	$431,869	$164,721

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,318	$26,433
Accrued payroll and related liabilities	6,037	4,031
Taxes payable	15,527	9,633
Other accrued liabilities	14,247	11,354

Total current liabilities	67,129	51,451

Commitments and contingencies (Note 8)	—	—
Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares in 2000 and 1999
Issued and outstanding: none in 2000 and 1999	—	—
Common stock, $0.0005 par value:
Authorized: 175,000,000 shares
Issued and outstanding: 75,625,030 shares in 2000 and 68,685,748 in 1999	38	34
Additional paid-in capital	298,520	97,577
Cumulative other comprehensive loss	(133)	(85)
Unearned stock-based compensation	(610)	(1,953)
Retained earnings	66,925	17,697

Total stockholders' equity	364,740	113,270

Total liabilities and stockholders' equity	$431,869	$164,721

The accompanying notes are an integral part of these consolidated financial statements

POLYCOM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2000	1999	1998
Net revenues	$331,302	$200,067	$116,886
Cost of net revenues	149,967	91,257	57,906

Gross profit	181,335	108,810	58,980
Operating expenses:
Sales and marketing	58,460	36,047	22,156
Research and development	35,444	21,615	14,719
General and administrative	14,857	8,269	5,518
Acquisition costs	1,933	1,650	185
Litigation reserve release	(1,843)	—	—

Total operating expenses	108,851	67,581	42,578

Operating income	72,484	41,229	16,402
Interest income, net	6,837	1,771	957
Other investment adjustment	(5,854)	—	—
Other income (expense)	8	(31)	(9)

Income before provision for income taxes	73,475	42,969	17,350
Provision for income taxes	24,247	13,616	1,749

Net income	$49,228	$29,353	$15,601

Basic net income per share	$0.69	$0.45	$0.27

Diluted net income per share	$0.64	$0.40	$0.23

Shares used in basic per share calculation	71,851	65,071	57,621
Shares used in diluted per share calculation	77,507	72,916	67,694

The accompanying notes are an integral part of these consolidated financial statements

POLYCOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Preferred Stock		Common Stock
					Additional Paid-In Capital	Unearned Stock-based Compensation		Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount			Other		Total
Balances, January 1, 1998	5,809,094	$5	46,793,726	$23	$53,235	$—	$(24)	$(26,312)	$26,927
Conversion of preferred stock into common stock	(5,809,094)	(5)	11,618,188	6	(1)	—	—	—	—
Issuance of common stock	—	—	2,040,952	1	7,629	—	—	—	7,630
Exercise of stock options under stock option plan	—	—	1,582,360	1	1,650	—	—	—	1,651
Shares purchased under employee stock purchase plan	—	—	159,940	—	495	—	—	—	495
Cost of Stockholders' Rights Plan	—	—	—	—	(26)	—	—	—	(26)
Payment of stockholder notes receivable	—	—	—	—	—	—	24	—	24
Valuation of options granted to outside consultants	—	—	—	—	122	—	—	—	122
Tax benefit from stock option activity	—	—	—	—	2,121	—	—	—	2,121
Dividend to S-Corporation shareholders	—	—	—	—	—	—	—	(617)	(617)
Capital contribution by S-Corporation shareholders	—	—	—	—	225	—	—	(225)	—
Net income	—	—	—	—	—	—	—	15,601	15,601

Balances, December 31, 1998	—	$—	62,195,166	$31	$65,450	$—	$—	$(11,553)	$53,928

Issuance of stock through exercise of warrants	—	—	4,000,000	2	14,998	—	—	—	15,000
Exercise of stock options under stock option plan	—	—	2,216,272	1	4,591	—	—	—	4,592
Shares purchased under employee stock purchase plan	—	—	274,310	—	1,039	—	—	—	1,039
Cost of registration statements	—	—	—	—	(31)	—	—	—	(31)
Valuation of options granted to outside consultants	—	—	—	—	26	—	—	—	26
Unearned stock compensation	—	—	—	—	2,400	(2,400)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	447	—	—	447
Tax benefit from stock option activity	—	—	—	—	9,104	—	—	—	9,104
Cumulative other comprehensive loss	—	—	—	—	—	—	(85)	—	(85)
Dividend to S-Corporation shareholders	—	—	—	—	—	—	—	(103)	(103)
Net income	—	—	—	—	—	—	—	29,353	29,353

Balances, December 31, 1999	—	$—	68,685,748	$34	$97,577	$(1,953)	$(85)	$17,697	$113,270

Issuance of stock, net of issuance costs	—	—	3,451,678	2	148,291	—	—	—	148,293
Exercise of stock options under stock option plan	—	—	3,264,510	2	12,474	—	—	—	12,476
Shares purchased under employee stock purchase plan	—	—	223,094	—	2,433	—	—	—	2,433
Cost of registration statements	—	—	—	—	(85)	—	—	—	(85)
Valuation of options granted to outside consultants	—	—	—	—	7	—	—	—	7
Reversal of unearned stock-based compensation upon termination of employment	—	—	—	—	(498)	498	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	845	—	—	845
Tax benefit from stock option activity	—	—	—	—	38,321	—	—	—	38,321
Cumulative other comprehensive loss	—	—	—	—	—	—	(48)	—	(48)
Net income	—	—	—	—	—	—	—	49,228	49,228

Balances, December 31, 2000	—	$—	75,625,030	$38	$298,520	$(610)	$(133)	$66,925	$364,740

    The accompanying notes are an integral part of these consolidated financial statements

POLYCOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net income	$49,228	$29,353	$15,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,830	4,263	3,314
Provision for doubtful accounts	1,601	433	400
Provision for excess and obsolete inventories	2,901	4,958	2,799
Tax benefit from exercise of stock options	38,321	9,104	2,121
Other investment loss adjustment	5,854	—	—
Value of stock-based compensation	845	475	121
Loss on asset dispositions	—	—	6
Changes in assets and liabilities:
Trade receivables	(22,807)	(22,710)	(16,895)
Inventories	(27,530)	(5,768)	(9,910)
Deferred taxes	(18,340)	(8,011)	(2,594)
Prepaid expenses and other current assets	(6,536)	(497)	357
Accounts payable	4,885	13,750	856
Taxes payable	5,894	8,228	1,292
Accrued liabilities	4,899	5,062	5,199

Net cash provided by operating activities	47,045	38,640	2,667

Cash flows from investing activities:
Acquisition of fixed assets	(13,413)	(7,222)	(5,486)
Purchase of licenses	(8,321)	—	—
Purchase of investments	(96,941)	(44,735)	(9,686)
Proceeds from sale and maturities of investments	45,866	10,268	9,387
Other	—	500	27

Net cash used in investing activities	(72,809)	(41,189)	(5,758)

Cash flows from financing activities:
Proceeds from stock offering, net of issuance costs	148,293	—	—
Proceeds from issuance of common stock, net of issuance costs	14,831	5,598	9,752
Proceeds from exercise of warrants	—	15,000	—
Dividends paid to S-Corporation shareholders	—	(103)	(617)
Proceeds from line of credit	—	—	9,601
Repayment of line of credit	—	—	(10,226)
Repayment of stockholder notes receivable, net	—	—	24

Net cash provided by financing activities	163,124	20,495	8,534

Net increase in cash and cash equivalents	137,360	17,946	5,443
Cash and cash equivalents, beginning of period	35,952	18,006	12,563

Cash and cash equivalents, end of period	$173,312	$35,952	$18,006

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$45	$77	$16
Income taxes paid	$297	$4,289	$399
Advertising barter trade credits	$—	$(770)	$770
Supplemental schedule of noncash investing and financing:
Capital leases	$—	$34	$113
Capital contribution of S-Corp shareholders	$—	$—	$225
Conversion of preferred shares to common stock	$—	$—	$9,496

The accompanying notes are an integral part of these consolidated financial statements

POLYCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Formation and Business of the Company:

    Polycom, Inc. and subsidiaries (the Company), a Delaware corporation, develops, manufactures and markets high-quality, easy-to-use communications equipment that enables enterprise users to access broadband network services and leverage increased bandwidth to more conveniently conduct voice, video and data communications. The Company's products are distributed and serviced globally. The Company sells its products through marketing and sales relationships with a wide network of value- added resellers, telecommunications equipment distributors, wireline equipment manufacturers, telecommunication service providers, and retailers.

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

  Reclassifications:

    Certain items in prior year's consolidated financial statements have been reclassified to conform to current year's format.

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

  Investments:

    The Company's investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate debt securities. Investments with maturities of less than one year are considered short-term and are carried at fair value. Nearly all investments are held in the Company's name at five major financial institutions. The specific identification method is used to determine the cost of securities disposed of, with realized gains and loses reflected in interest income, net. At December 31, 2000 and 1999, all of the Company's investments were classified as available-for-sale. Unrealized gains and losses on these investments are included as a separate component of other accumulated comprehensive loss in stockholders' equity.

    The Company also has investments in private companies. These investments are included in "Other Investments" in the Company's balance sheet and are carried at cost less any impairment loss. The Company monitors these investments for impairment and makes appropriate reductions in carrying value when necessary. During 2000, the Company determined that the value of these investments became impaired and reduced the carrying amount by $5.9 million.

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

  Impairment of Long-Lived Assets:

    Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

  Revenue Recognition:

    The Company recognizes revenue from gross product sales when a definite arrangement exists, upon shipment to the customer, upon fulfillment of acceptance terms, if any, when no significant contractual obligations remain outstanding, price is fixed and determinable, and collection is considered probable. The Company accrues for warranty costs, sales returns, co-op advertising and other allowances upon shipments based upon its experience. Additionally, the Company recognizes extended service revenue over the life of the service contract. During 1998, the Company recognized $2.5 million in revenue related to certain deliverables detailed in the joint development and marketing agreement with 3M concerning the ViewStation product line. The amounts recognized as revenue from this agreement approximate the amounts that would have been recognized using the percentage of completion methodology.

  Research and Development Expenditures:

    Research and development expenditures are charged to operations as incurred. Software development costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, which typically occurs when the beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

  Advertising:

    The Company expenses the production costs of advertising as the expenses are incurred. The production costs of advertising consist primarily of magazine and radio advertisements, agency fees and other direct production costs. The advertising expense for the years ended December 31, 2000, 1999 and 1998 was $14.2 million, $9.2 million, and $5.2 million, respectively. In 1998, the Company traded inventory for advertising barter trade credits which were reflected in prepaid assets and stated at a net book value of $770,000 as of December 31, 1998. No revenue was recognized on this transaction. In 1999, the inventory was returned in exchange for the return of the barter credits and was fully reserved. Therefore, the net book value of the advertising barter trade credits were zero as of December 31, 2000 and 1999.

  Income Taxes:

    Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  Translation of Foreign Currencies:

    For all of the Company's foreign subsidiaries, the functional currency is the U.S. dollar. Accordingly, monetary assets and liabilities are translated at year-end exchange rates while nonmonetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation which is translated at historical rates. Foreign exchange gains and losses have not been significant to date and have been recorded in results of operations.

  Computation of Net Income Per Share:

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

  Fair Value of Financial Instruments:

    Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Estimated fair values of short-term and long-term investments, which are disclosed in footnote 3, are based on quoted market prices for the same or similar instruments.

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

    The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

    In March 2000, the Financial Accounting Standards Board (FASB) Issued FASB No. 44 (FIN44) Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain other provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of the provisions of FIN 44 did not have a material effect on our financial statements.

  Acquisitions:

    On December 1, 1999, the Company completed the acquisition of Atlas Communication Engines, Inc., (Atlas) whereby a wholly owned subsidiary of Polycom, Inc. was merged with and into Atlas. Atlas designed, developed, marketed and sold high quality digital subscriber line (DSL) customer premise equipment and internet access devices primarily on an OEM basis. Approximately 2.6 million shares of Polycom common stock were exchanged for all of the issued and outstanding capital stock of Atlas. In addition, outstanding stock options to purchase Atlas common stock were converted into options to purchase approximately 1.0 million shares of Polycom common stock. The transaction was treated as a pooling of interests for financial reporting purposes and, consequently, all prior period figures have been restated as if the combined entity existed for all periods presented. All intercompany transactions between the two companies have been eliminated in consolidation. Polycom and Atlas had the same fiscal year end of December 31. Adjustments, related primarily to fixed asset capitalization, depreciation and inventory accounting, have been made to conform and align accounting policies between the two companies.

    On January 2, 1998, the Company completed the acquisition of ViaVideo Communications, Inc., (ViaVideo) whereby a wholly-owned subsidiary of Polycom was merged with and into ViaVideo. ViaVideo was a development stage company that designed and developed high quality, low cost, easy to use, group videoconferencing systems that utilize advanced video and audio compression technologies along with Internet/Web-based features. Approximately 17.4 million shares of Polycom common stock were exchanged for all of the issued and outstanding capital stock of ViaVideo. In addition, outstanding stock options to purchase ViaVideo common stock were converted into options to purchase approximately 2.2 million shares of Polycom common stock. The transaction was treated as a pooling of interests for financial reporting purposes and, consequently, all prior period figures were restated as if the combined entity existed for all periods presented. All intercompany transactions between the two companies have been eliminated in consolidation. Polycom and ViaVideo had the same fiscal year end of December 31 and activity from the start of fiscal 1998 to the merger date was not material. Further, there were no adjustments required to conform accounting policies between the two companies.

  Comprehensive Income:

    Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income are as follows:

	December 31,
	2000	1999
Net Income	$49,228	$29,353
Cumulative other comprehensive loss	(48)	(85)

Comprehensive income	$49,180	$29,268

  Recent Pronouncements:

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by SFAS 138, established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for the fiscal years beginning after June 15, 2000. We adopted this pronouncement on January 1, 2001. This adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 has not had a material impact on our consolidated financial position, results of operations or cash flows.

3.  Investments:

    Investments at December 31, 2000 and 1999 comprise (in thousands):

	Fair Value	Cost Basis
Investments—Short-term:
US government securities	$7,394	$7,390
State and local governments	18,686	18,678
Corporate debt securities	6,394	6,416

Total	32,474	32,484
Investments—Long-term:
US government securities	2,405	2,400
State and local governments	26,309	26,228
Corporate debt securities	13,704	13,924

Total	42,418	42,552

Balances at December 31, 2000	$74,892	$75,036

Investments—Short-term:
US government securities	$7,718	$7,743
State and local governments	5,520	5,520
Corporate debt securities	11,577	11,577

Total	24,815	24,840
Investments—Long-term:
US government securities	3,762	3,777
State and local governments	7,976	8,013
Corporate debt securities	3,312	3,320

Total	15,050	15,110

Balances at December 31, 1999	$39,865	$39,950

    All short-term investments as of December 31, 2000 and 1999 mature within one year. Long-term investments mature within two years. During 2000 and 1999, there were no realized gains or losses on the disposal of investments.

4.  Inventories:

    Inventories consist of the following (in thousands):

	December 31,
	2000	1999
Raw materials	$6,294	$1,542
Finished goods	36,471	16,594

Total inventories	$42,765	$18,136

5.  Fixed Assets:

    Fixed assets, net, consist of the following (in thousands):

	December 31,
	2000	1999
Computer equipment and software	$21,335	$12,777
Equipment, furniture and fixtures	6,825	4,456
Tooling equipment	5,813	4,732
Leasehold improvements	1,142	687

	35,115	22,652
Less accumulated depreciation and amortization	18,405	12,857

	$16,710	$9,795

6.  Other Accrued Liabilities:

    Other accrued liabilities consist of the following (in thousands):

	December 31,
	2000	1999
Accrued expenses	$5,048	$4,830
Warranty reserve	3,784	2,814
Deferred service revenue	2,070	1,247
Sales tax payable	85	661
Employee stock purchase plan withholding	1,604	663
Royalties payable	1,092	372
Other accrued liabilities	564	767

	$14,247	$11,354

7.  Business Risks and Credit Concentration:

    The Company sells a limited number of products which serve the communications equipment market. A substantial majority of the Company's net revenues are derived from sales of the ViewStation, SoundStation and Network Access products. Any factor adversely affecting demand or supply for these products could materially adversely affect the Company's business and financial performance.

    Currently, the Company subcontracts the manufacturing of a majority of its products through one subcontractor in Asia. The Company believes that there are a number of alternative contract manufacturers that could produce the Company's products, but in the event of a reduction or interruption of supply, it could take a significant period of time to qualify an alternative subcontractor and commence manufacturing. The effect of such reduction or interruption in supply on results of operations would be material. Certain key components used in our products are currently available from only one source and others are available from only a limited number of sources. Additionally, the Asian economy has gone through some recent problems which, as yet, have not had a material impact on the supply of Polycom product from the subcontractor or component suppliers used in this region. However, should the economic problems in Asia persist, it could create an interruption in supply which could materially adversely affect the results of operations.

    The Company's cash, cash equivalents and investments are maintained with five international investment management companies and six commercial banks and their international affiliates, and are invested in the form of demand deposit accounts, money market accounts, corporate debt securities and government securities. Deposits in these institutions may exceed the amount of insurance provided on such deposits.

    The Company markets its products to distributors and end-users throughout the world. Management performs ongoing credit evaluations of the Company's customers and maintains an allowance for potential credit losses. The expansion of Polycom's product offerings may increase the Company's credit risk as customers place larger orders for the new products. There can be no assurance that the Company's credit loss experience will remain at or near historic levels. At December 31, 2000, two customers individually accounted for more than 10% of accounts receivable. At December 31, 1999, no single customer accounted for more than 10% of accounts receivable.

    The Company has investments in securities of private companies which are classified on the balance sheet as "Other investments." In addition, the Company has purchased licenses for technology incorporated in its products. The value of these long-term assets is monitored for any impairment and if it is determined that a write-down is necessary, this charge could have a material adverse effect on the Company's consolidated results of operations, financial position or cash flows.

8.  Commitments and Contingencies:

  Litigation:

    On September 3, 1997, VTEL Corporation (VTEL) filed a lawsuit in the State District Court in Travis County, Texas against ViaVideo Communications, Inc., a subsidiary of Polycom, and its founders (who were formerly employed by VTEL). On May 27, 1998, VTEL amended its suit to add Polycom as a defendant. In the lawsuit, VTEL alleged breach of contract, breach of confidential relationship, disclosure of proprietary information and related allegations. ViaVideo, its founders and Polycom answered the suit, denying in their entirety VTEL's allegations. On March 3, 2000, VTEL voluntarily dismissed the allegations against Polycom and ViaVideo with prejudice for no consideration. The remaining balance of the accrual associated with the expenses estimated to be incurred in connection with this lawsuit, totaling $1.8 million, was released since no further material expenses will be incurred.

  Standby Letter of Credit:

    The Company has several standby letters of credit totaling approximately $100,000 which have been issued to guarantee certain of the Company's foreign office lease obligations and other contractual obligations. The Company also maintains, from time to time, commercial letters of credit as payments for the importation of certain products. The amounts do not exceed $100,000 and are outstanding less than 120 days.

    The Company had a $300,000 standby letter of credit that was issued in 1997 to guarantee certain of the Company's contractual obligation. This letter of credit was canceled in October 1999.

  License Agreement:

    On March 3, 2000, Polycom entered into a patent licensing agreement with VTEL Corporation (VTEL). VTEL provided a fully-paid up, royalty-free license to three patents related to various videoconferencing technologies. In exchange for these licenses, Polycom paid VTEL approximately $8.3 million and sublicensed to VTEL a royalty-bearing patent for videoconferencing technology. The royalty, if any, under the sublicense is payable to the patent holder not Polycom. Amortization of licenses is computed using the straight-line method over the economic lives of the respective licenses, generally five years.

  Leases:

    The Company leases certain office facilities and equipment under noncancelable operating leases expiring between 2001 and 2010. Future minimum lease payments are as follows (in thousands):

Leases
Year ending December 31,
2001	$4,329
2002	4,394
2003	4,320
2004	4,376
2005	2,470
Thereafter	2,619

Minimum future lease payments	$22,508

    The Company leases 102,240 square feet of office space for its headquarters location in Milpitas, California. This lease is due to expire in January 2007. Under the terms of the lease, the Company is responsible for related maintenance, taxes and insurance. In all other material facility leases, the Company is responsible for related maintenance, taxes and insurance.

    Rent expense for the years ended December 31, 2000, 1999 and 1998 was $4.8 million, $2.3 million, and $1.3 million, respectively.

9.  Credit Arrangements:

    The Company has available a $15.0 million bank revolving line of credit under an agreement with a bank. Borrowings under the line are unsecured and bear interest at the bank's prime rate (9.5% at December 31, 2000) or at an offshore interbank offered rate (IBOR) plus 0.65% (approximately 6.7% to 7.5%, depending on the term of the borrowings at December 31, 2000). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. The line expires on October 31, 2002 but may be renewed by the Company for an additional year so long as certain liquidity measures are met at the time of renewal. The weighted average interest rates for the years ended December 31, 2000, 1999 and 1998 were 9.2%, 8.1%, and 8.4%, respectively.

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

    There were no balances outstanding for the above mentioned lines of credit and the Company was in compliance with all applicable financial covenants and restrictions for the periods presented.

10.  Stockholders' Equity:

  Public Stock Offering:

    In August 2000, the Company completed the public offering of 5,608,976 shares of common stock at a price of $45.438 per share. Of the shares sold, approximately 3.5 million shares were sold by the Company for net proceeds of approximately $148.3 million, and the balance of shares were sold by a selling stockholder. The Company is using the net proceeds from this sale primarily for general corporate purposes, including working capital and capital expenditures.

  Stock Split:

    On August 2, 2000, the Company announced that its Board of Directors approved a two-for-one split of the Company's common stock. The stock split was effected as a stock dividend on August 31, 2000, and payable to all stockholders of record as of August 15, 2000. All references to share and per share amounts for all periods presented have been adjusted to give effect to this stock split.

  Preferred Stock:

    In March 1996, the Company authorized 18,095,690 shares of preferred stock. In May 1998, the Company reduced the authorized shares of preferred stock to 5,000,000. As of December 31, 1997, the Company had 7,102,104 authorized shares of convertible preferred stock, of which, 5,809,094 shares were outstanding. During 1998, the outstanding convertible preferred shares were converted to common stock before the merger between Polycom and ViaVideo Communications. As of December 31, 2000, the Company has no shares of preferred stock outstanding.

  Common Stock:

    As of December 31, 2000 and 1999 there were 69,502 and 1,079,882 shares, respectively, of common stock were outstanding but subject to repurchase. These shares resulted from the founder stock of ViaVideo Communications, Inc. and ViaVideo employee stock options.

  Stock Option Plan:

    In 1996, the Board of Directors reserved 6,250,000 shares of common stock under its 1996 Stock Option Plan (the Plan) for issuance to employees and directors of the Company. In 1997, 1999 and 2000, an additional 2,000,000 shares, 3,000,000 shares and 3,500,000 shares, respectively, were reserved and approved by stockholders. The Plan supersedes the 1991 Stock Option Plan (91 Plan).

    In 1996, ViaVideo Communications, Inc. reserved 1,775,526 shares of common stock under the 1996 ViaVideo Communications, Inc. Stock Option Plan (ViaVideo Plan) for issuance to employees of ViaVideo. In 1997, an additional 1,420,420 shares were reserved and approved by stockholders. The ViaVideo Plan was assumed by Polycom on January 2, 1998 pursuant to the Agreement and Plan of Reorganization by and among Polycom, Venice Acquisition Corporation and ViaVideo Communications, Inc. dated June 11, 1997 as amended September 2, 1997. All remaining option shares available for grant and subsequent cancellations of option shares under the ViaVideo Plan expired or will expire as no additional option shares can be granted from the ViaVideo Plan subsequent to the merger.

    In 1996, Atlas Communication Engines, Inc. reserved 879,736 shares of common stock under the 1996 Stock Incentive Plan (Atlas Plan) for issuance to employees of Atlas. In 1997, an additional 351,894 shares were reserved and approved by stockholders. The Atlas Plan was assumed by Polycom on December 1, 1999 pursuant to the Agreement and Plan of Reorganization by and among Polycom, Periscope Acquisition Corporation and Atlas Communication Engines, Inc. dated November 18, 1999. All remaining option shares available for grant and subsequent cancellations of option shares under the

Atlas Plan expired or will expire as no additional option shares can be granted from the Atlas Plan subsequent to the merger.

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

    Options granted under the Plan prior to December 1998 and under the 91 Plan normally vest at 20% after completing one year of service to the Company and the remaining amount equally over 48 months until fully vested after five years. Options granted under the ViaVideo Plan normally vest monthly for each month of service to the Company until fully vested after four years. Options granted under the Atlas Plan normally vest at 33% after completing one year of service to the Company and the remaining amount in equal quarterly installments over the next eight quarters until fully vested after three years. For new options granted under the Plan beginning in December 1998, the options normally vest at 25% after completing one year of service to the Company and the remaining amount equally over 36 months until fully vested after four years. In addition, as a special grant to employees, option grants that become fully vested after one year of service to the Company have been made under the Plan and the Atlas Plan. While there are many option grants with vesting schedules different than those described, generally vesting of options is consistent within each of the plans.

    Activity under the Plan is as follows (in thousands, except share and per share data):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Exercise Price	Aggregate Price	Weighted Avg Exercise Price
Balances, December 31, 1997	2,409,922	9,058,572	$0.04-$4.50	$14,987	$1.65
Options reserved	351,894	—	—	—	—
Options granted	(2,063,388)	2,063,388	$1.43-$10.28	13,803	$6.69
Options exercised	—	(1,582,360)	$0.04-$4.50	(1,651)	$1.04
Options canceled	778,810	(778,810)	$0.08-$7.56	(1,996)	$2.56
Options expired	(455,536)	—	—	—	—

Balances, December 31, 1998	1,021,702	8,760,790	$0.04-$10.28	$25,143	$2.87
Options reserved	3,000,000	—	—	—	—
Options granted	(3,624,068)	3,624,068	$2.84-$31.94	61,682	$17.02
Options exercised	—	(2,216,272)	$0.04-$16.00	(4,572)	$2.06
Options canceled	586,958	(586,958)	$1.00-$22.50	(4,514)	$7.69
Options expired	(278,192)	—	—	—	—

Balances, December 31, 1999	706,400	9,581,628	$0.04-$31.94	$77,739	$8.11
Options reserved	3,500,000	—	—	—	—
Options granted	(4,580,566)	4,580,566	$28.13-$67.00	193,263	$42.19
Options exercised	—	(3,264,510)	$0.04-$27.84	(12,476)	$3.82
Options canceled	855,527	(855,527)	$0.04-$65.19	(13,225)	$15.46
Options expired	(67,000)	—	—	—	—

Balances, December 31, 2000	414,361	10,042,157	$0.04-$67.00	$245,301	$24.43

    As of December 31, 2000, 1999 and 1998, 2,330,543, 2,347,462 and 3,683,942 outstanding options were exercisable at an aggregate average exercise price of $8.57, $1.81, and $1.17, respectively. Of these options that were exercisable, 109,083, 738,638 and 1,354,132 as of December 31, 2000, 1999 and 1998,

respectively, were unvested and, the shares received on exercise would be subject to repurchase. In addition, as of December 31, 2000, 69,502 shares of common stock acquired under the ViaVideo Plan were subject to repurchase.

    The options outstanding and currently exercisable by exercise price at December 31, 2000 are as follows:

	Options Outstanding			Options Currently Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.04—$1.27	272,484	5.99	$0.24	272,484	$0.24
$1.28—$2.19	857,228	6.06	$1.69	472,042	$1.61
$2.21—$3.94	1,112,298	6.80	$3.06	403,759	$3.11
$4.50—$10.28	743,188	7.62	$8.20	344,374	$7.73
$11.91—$17.47	2,131,993	8.40	$16.44	629,106	$16.30
$17.88—$31.56	766,953	8.36	$26.90	197,503	$23.43
$31.66—$33.50	1,472,488	8.74	$33.41	11,275	$32.10
$33.81—$48.50	1,177,080	9.47	$42.85	—	—
$49.44—$50.13	1,118,300	9.68	$50.10	—	—
$50.25—$67.00	390,145	9.73	$58.88	—	—

	10,042,157	8.27	$24.43	2,330,543	$8.57

    Consistent with the disclosure provisions of SFAS No. 123, the Company's net income and basic and diluted net income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ending
	2000	1999	1998
Net income—as reported	$49,228	$29,353	$15,601
Net income—pro forma	$7,674	$17,238	$9,578
Basic net income per share—as reported	$0.69	$0.45	$0.27
Basic net income per share—pro forma	$0.11	$0.26	$0.17
Diluted net income per share—as reported	$0.64	$0.40	$0.23
Diluted net income per share—pro forma	$0.10	$0.24	$0.14

    The impact on pro forma net income per share and net income in the table above may not be indicative of the effect in future years as options vest over several years and the Company continues to grant stock options to new employees.

    The fair value of each option grant is estimated on the date of grant using the multiple options approach with the Black-Scholes model with the following weighted average assumptions:

	2000	1999	1998
Risk-free interest rate	6.00%—6.24%	5.09%—5.66%	5.20%—5.57%
Expected life (yrs)	0.5	0.5	0.5
Expected dividends	—	—	—
Expected volatility	0.5—0.9	0.6—0.8	0.6—0.8

    The weighted average fair value of options granted pursuant to the Plans were $22.78, $9.52 and $3.20 in 2000, 1999 and 1998, respectively.

    The weighted average fair value of purchase rights granted pursuant to the Employee Stock Purchase Plan in 2000, 1999 and 1998 was $5.73, $2.78 and $1.69, respectively.

    The Company has also estimated the fair value of purchase rights issued under the Employee Stock Purchase Plan. Rights under this plan were also evaluated using the Black-Scholes option-pricing model. The Company's plan is described in Note 11. Purchase periods occur twice yearly and each effectively contains a 6-month option.

	2000	1999	1998
Risk-free interest rate	6.02%	5.09%	5.20%
Expected life (yrs)	0.5	0.5	0.5
Expected dividends	—	—	—
Expected volatility	0.9	0.8	0.8

  Unearned Stock-based Compensation:

    In connection with certain stock option grants during 1999, the Company recorded unearned stock-based compensation cost totaling $2.4 million which is being recognized over the vesting period of the related options of three years. Amortization expense associated with unearned stock compensation totaled $845,000, $447,000 and zero in 2000, 1999 and 1998, respectively.

    Approximately $498,000 of unearned stock based compensation was reversed in 2000 upon cancellation of unvested stock option grants resulting from termination of certain employees.

  Warrants:

    In connection with a joint marketing and development agreement, dated March 28, 1997, for the ShowStation IP, Polycom granted 3M warrants to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $3.75 per share. The warrants were due to expire in March 1999 and were exercised on March 1, 1999. The warrants were valued at approximately $40,000 on the date of grant using the Black-Scholes model. As of December 31, 2000, the Company had no warrants outstanding.

  Preferred Share Rights Purchase Plan:

    On July 15, 1998, pursuant to a Preferred Shares Rights Agreement between Polycom, Inc. and BankBoston N.A., as Rights Agent, the Company's Board of Directors declared a dividend of one right to purchase one one-thousandth of a share of the Company's Series A Preferred Stock for each outstanding share of Common Stock, par value of $0.0005 per share, of the Company. The dividend was payable on July 31, 1998 to stockholders of record as of the close of business on that day. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred at an exercise price of $400.00, subject to adjustment. In October 2000, the Company's Board of Directors approved an amendment to the Preferred Share Rights Agreement to increase the exercise price of each right from $90.00 to $400.00, which amendment was implemented subsequent to year-end. The Rights become exercisable (the Distribution Date) upon the earlier of: (i) fifteen days following the first date a public announcement by the Company or an Acquiring Person that an Acquiring Person has become such (the Shares Acquisition Date) and (ii) fifteen days (or such later date as may be determined by the Board of Directors) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in a person or group becoming an Acquiring Person. A person or group of affiliated or associated persons that beneficially owns, or has the right to acquire beneficial ownership of, 20% or more of the outstanding Common Shares is referred to as an "Acquiring Person." The Rights will expire on the earliest of (i) July 15, 2008 (the Final Expiration Date) or (ii) redemption or exchange of the Rights as described below.

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

11.  Employee Benefits Plans:

  401(k) Plan:

    The Company has a 401(k) Plan (the 401(k) Plan), which covers substantially all employees. Each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 20% of their compensation, subject to current statutory limitations. The Company, at the discretion of the Board of Directors, may make matching contributions to the 401(k) Plan. Beginning with fiscal year 2000 the Company matched 50% of the first 3% of compensation employees contribute to the 401(k) Plan, up to a maximum of $500 per participating employee per year. For fiscal year 2001, the maximum has been increased to $1,000 per participating employee per year.

  Employee Stock Purchase Plan:

    Under the Employee Qualified Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during offering periods of up to a maximum of 24 months with purchase dates approximately every six months (beginning each February and August). The Company has reserved 2,000,000 shares of common stock for issuance under the plan. Shares are purchased through employees' payroll deductions, up to a maximum of 15% of employees' compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the date of the employee's entrance to the offering period or the purchase date. No participant may purchase more than 3,000 shares or $25,000 worth of common stock in any one calendar year.

12.  Income Taxes:

    Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2000	1999	1998
Current
U.S. Federal	$24,955	$20,460	$3,415
Foreign	855	337	35
State and local	4,212	817	893

Total current	$30,022	$21,614	$4,343
Deferred
U.S. Federal	$(5,423)	$(6,538)	$(2,594)
Foreign	(15)	(130)	—
State and local	(337)	(1,330)	—

Total deferred	$(5,775)	$(7,998)	$(2,594)

Income tax expense	$24,247	$13,616	$1,749

    The sources of income before the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2000	1999	1998
United States	$60,498	$49,765	$17,262
Foreign	12,977	(6,796)	88

Income before provision for income taxes	$73,475	$42,969	$17,350

    The Company's tax provision differs from the provision computed using statutory tax rates as follow (in thousands):

	Year Ended December 31,
	2000	1999	1998
Federal tax at statutory rate	$25,716	$15,039	$5,778
State taxes, net of federal benefit	2,401	1,719	1,007
Nondeductible expenses	729	1,603	83
Tax exempt interest	(1,242)	(228)	—
Foreign income at tax rates different than U.S. rates	(4,126)	2,586	—
Change in valuation allowance	—	(7,679)	(3,863)
Current NOL and credit utilization	(1,162)	(2,183)	(1,256)
Other	1,931	2,759	—

Tax provision	$24,247	$13,616	$1,749

    The tax effects of temporary differences that give rise to the deferred tax assets are presented below (in thousands):

	2000	1999
Fixed assets, principally due to differences in depreciation	$1,516	$739
Other accrued liabilities	12,098	7,938
Capitalized research expenditures	—	—
Net operating loss carryforwards	7,019	1,681
Tax credit carryforwards	8,312	247
Valuation allowance	—	—

Net deferred tax asset	$28,945	$10,605

    The valuation allowance established in prior years was reversed in 1999 due to the Company's belief that the deferred tax assets will more likely than not be realized.

    As of December 31, 2000, the Company has tax net operating loss carryforwards for tax purposes of approximately $20,052,000 and tax credit carryforwards of $8,312,000. These net operating loss carryforwards expire in the years 2007 through 2020 and the tax credit carryforwards expire in the years 2007 through 2020. A portion of the future utilization of the Company's net operating loss and credit carryforwards are subject to certain limitations due to a change in ownership that occurred in 1998.

    The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 31, 2000, the cumulative amount of earnings upon which U.S. income taxes have not been provided are approximately $13,000,000. At December 31, 2000, the unrecognized deferred tax liability for these earnings was approximately $4,000,000.

13.  Business Segment Information:

    The Company operates in one business segment, named Communications, and markets its products in the United States and in foreign countries through resellers. Long-lived assets outside the United States are insignificant.

    The Company's net revenues are all denominated in U.S. dollars and are summarized as follows (in thousands):

	Year Ended December 31,
	2000	1999	1998
United States	$216,171	$133,691	$89,217
Canada	5,636	4,583	927

North America	221,807	138,274	90,144

Europe, Middle East & Africa	63,303	38,891	15,578
Asia	37,787	18,029	8,138
Caribbean & Latin America	8,405	4,873	3,026

Total International	109,495	61,793	26,742

	$331,302	$200,067	$116,886

    The percentage of total net revenues for the Video Communications, Voice Communications and Network Access products were as follows:

	Year Ended December 31,
	2000	1999	1998
Video communications	65%	63%	48%
Voice communications	26%	34%	48%
Network access products	9%	3%	4%

Total net revenues	100%	100%	100%

    No customer accounted for more than 10% of the Company's net revenues in 2000. Lucent Technologies, Inc. accounted for 11% of the Company's net revenues in 1999 and 1998.

14.  Earnings Per Share (EPS) Disclosures:

    In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands except per share amounts).

	Year Ended December 31,
	2000	1999	1998
Numerator—basic and diluted EPS
Net income	$49,228	$29,353	$15,601

Denominator—basic EPS
Weighted average common stock outstanding	72,394	66,903	60,765
Shares subject to repurchase	(543)	(1,832)	(3,144)

Total shares used in calculation of basic EPS	71,851	65,071	57,621

Basic net income per share	$0.69	$0.45	$0.27

Denominator—diluted EPS
Denominator—basic EPS	71,851	65,071	57,621
Effect of dilutive securities:
Common stock options	5,113	5,590	5,386
Shares subject to repurchase	543	1,832	3,144
Convertible warrants and preferred	—	423	1,543

Total shares used in calculation of diluted EPS	77,507	72,916	67,694

Diluted net income per share	$0.64	$0.40	$0.23

    In 2000, 1999 and 1998, 733,628, 200,068 and 427,521 options, respectively, on a weighted average basis were excluded from the computation of earnings per share, since the option exercise price was greater than the average market price of the common shares for the period.

15.  Subsequent Event:

  Acquisition of Accord Networks Ltd.

    On February 28, 2001, the Company completed the acquisition of Accord Networks Ltd. (Accord). Accord is a leading provider of next-generation, rich-media network products that enable Internet Protocol (IP) and other network voice and video communications in both the customer premises and service provider markets. Under the terms of the merger Polycom will exchange approximately 6.3 million shares of common stock for all outstanding Accord shares and will assume Accord options and warrants exercisable into approximately 1.5 million shares of Polycom common stock. The exchange and assumption will occur at a rate of 0.3065 Polycom shares for each Accord share. The transaction is being accounted for as a pooling of interests and accordingly, Polycom's historical consolidated financial statement presented in future reports will be restated to include the accounts and results of operations of Accord.

    The following unaudited pro forma data summarizes the combined results of operations of Polycom and Accord as if the combination had been consummated on December 31, 2000.

	Year Ended December 31,
	2000	1999	1998
	(unaudited)
Revenue	$373,554	$224,902	$129,483
Net income	$37,463	$29,717	$14,621
Basic net income per share	$0.50	$0.43	$0.25
Diluted net income per share	$0.45	$0.38	$0.20
Shares used in basic per share calculation	75,264	68,707	58,012
Shares used in diluted per share calculation	83,827	77,849	71,609

POLYCOM, INC.

SUPPLEMENTARY FINANCIAL DATA

(Unaudited)

($ in thousands, except per share amounts)

	Fiscal Year 1999				Fiscal Year 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
				(b)	(c)			(d)
Net revenue	$41,314	$45,981	$52,284	$60,488	$67,295	$77,488	$86,489	$100,030
Gross profit	$21,781	$25,148	$28,623	$33,258	$37,558	$43,318	$47,384	$53,075
Net income	$7,740	$6,504	$7,222	$7,887	$11,629	$11,601	$13,846	$12,152
Basic net income per share(a)	$0.13	$0.10	$0.11	$0.12	$0.17	$0.17	$0.19	$0.16
Diluted net income per share(a)	$0.11	$0.09	$0.10	$0.11	$0.15	$0.15	$0.18	$0.15

All historical financial information has been restated to reflect the acquisitions that were accounted for as pooling of interests (see Note 1 to the Consolidated Financial Statements).

(a)
Reflects the two-for-one stock split effective August 31, 2000.

(b)
Net income and net income per share include acquisition costs of $1.7 million. Pro forma net income and diluted net income per share, excluding these costs, net of tax, of $1.1 million, were $9.0 million and $0.12, respectively.

(c)
Net income and net income per share include litigation reserve release benefits of $1.8 million. Pro forma net income and diluted net income per share, excluding these benefits, net of tax, of $1.2 million, were $10.4 million and $0.14, respectively.

(d)
Net income and net income per share include acquisition costs and other investments adjustment costs of $7.8 million. Pro forma net income and diluted net income per share, excluding these costs, net of tax, of $5.2 million, were $17.4 million and $0.22, respectively.

POLYCOM, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page
Schedule II—Valuation and Qualifying Accounts.	S-2

S-1

SCHEDULE II

POLYCOM, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2000
Allowance for doubtful accounts	$1,304	$1,601	$(645)	$2,260
Provision for obsolete inventory	$6,742	$2,901	$(3,236)	$6,407
Year ended December 31, 1999
Allowance for doubtful accounts	$871	$433	$—	$1,304
Provision for obsolete inventory	$2,378	$4,958	$(594)	$6,742
Tax Valuation Allowance	$7,679	$—	$(7,679)	$—
Year ended December 31, 1998
Allowance for doubtful accounts	$471	$400	$—	$871
Provision for obsolete inventory	$2,419	$2,799	$(2,840)	$2,378
Tax valuation allowance	$11,542	$—	$(3,863)	$7,679

S-2

QuickLinks

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K.
SIGNATURES
POLYCOM, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
POLYCOM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
POLYCOM, INC. SUPPLEMENTARY FINANCIAL DATA (Unaudited)
POLYCOM, INC. INDEX TO FINANCIAL STATEMENT SCHEDULE
SCHEDULE II
POLYCOM, INC. VALUATION AND QUALIFYING ACCOUNTS (in thousands)