Form 10-Q
period 2001-03-31
POLYCOM INC
filed 2001-05-16
CIK 1010552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001

or

 ☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER         000-27978

POLYCOM, INC.

 (Exact name of registrant as specified in its charter)

DELAWARE	94-3128324
(State or other jurisdiction of	(IRS employer
incorporation or organization)	identification number)

1565 BARBER LANE, MILPITAS, CA.	95035
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code, is (408) 526-9000)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes   ☒      No   ☐

There were 82,978,429 shares of the Company’s Common Stock, par value $.0005, outstanding on May  1, 2001.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2001

PART 1                                                                          FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS

POLYCOM, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2001	Dec. 31, 2000
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$153,854	$189,399
Short-term investments	84,241	52,399
Trade receivables, net of allowance for doubtful accounts of $2,143 at March 31, 2001 and $2,588 at December 31, 2000	68,857	75,653
Inventories	54,879	49,971
Deferred taxes	24,864	26,623
Non-trade receivables	10,986	8,065
Prepaid expenses and other current assets	3,874	3,218
Total current assets	401,555	405,328

Fixed assets, net	21,447	22,046
Long-term investments	67,924	53,543
Other investments	10,146	10,146
Licenses	7,234	7,778
Noncurrent deferred taxes	2,811	2,811
Deposits and other assets	2,951	2,056
Total assets	$514,068	$503,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$29,909	$33,614
Taxes payable	18,354	16,188
Other current liabilities	28,904	29,557
Total current liabilities	77,167	79,359

Long-term liabilities	1,824	1,566
Total liabilities	78,991	80,925

Stockholders’ equity
Common stock	41	41
Additional paid-in capital	386,560	380,975
Unrealized gain (loss) on marketable securities	99	(63)
Unearned stock-based compensation	(508)	(610)
Accumulated earnings	48,885	42,440
Total stockholders’ equity	435,077	422,783

Total liabilities and stockholders’ equity	$514,068	$503,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2001	March 31, 2000

Net revenues	$96,217	$75,554
Cost of net revenues	40,904	32,496
Gross profit	55,313	43,058

Operating expenses:
Sales and marketing	18,613	14,627
Research and development	14,190	8,966
General and administrative	4,755	4,575
Acquisition-related costs	9,682	---
Litigation reserve release	---	(1,843)
Total operating expenses	47,240	26,325

Operating income	8,073	16,733

Interest income, net	3,982	773
Other income	65	71

Income before provision for income taxes	12,120	17,577
Provision for income taxes	5,675	5,728
Net income	$6,445	$11,849

Basic net income per share	$0.08	$0.17
Diluted net income per share	$0.08	$0.15

Weighted average shares outstanding for basic net income per share	82,425	69,487
Weighted average shares outstanding for diluted net income per share	85,757	80,966
The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2001	March 31, 2000

Cash flows from operating activities:
Net income	$6,445	$11,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,971	1,742
Provision for doubtful accounts	82	230
Provision for excess and obsolete inventories	2,282	1,044
Tax benefit from exercise of stock options	1,733	4,530
Amortization of stock-based compensation	88	319
Loss on fixed asset disposals	933	---
Changes in assets and liabilities:
Trade receivables	6,714	(5,932)
Inventories	(7,190)	(8,625)
Deferred taxes	1,759	(2,656)
Non-trade receivables	(2,921)	(1,561)
Other assets	(1,551)	(2,019)
Accounts payable	(3,705)	7,431
Taxes payable	2,827	3,848
Other current liabilities	(1,056)	(869)
Net cash provided by operating activities	9,411	9,331

Cash flows from investing activities:
Acquisition of fixed assets	(2,761)	(4,903)
Purchase of licenses	---	(8,321)
Proceeds from sale and maturity of investments	37,069	18,045
Purchases of investments	(83,130)	(7,924)
Net cash used in investing activities	(48,822)	(3,103)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,817	3,961
Proceeds from issuance of mandatory, redeemable convertible preferred shares at a premium, net of issuance costs	---	995
Proceeds from exercise of warrants	49	---
Net cash provided by financing activities	3,866	4,956

Net increase (decrease) in cash and cash equivalents	(35,545)	11,184

Cash and cash equivalents, beginning of period	189,399	41,739

Cash and cash equivalents, end of period	$153,854	$52,923

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$---	$13

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.         BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 2001, the condensed consolidated statements of income for the three month periods ended March 31, 2001 and 2000 and condensed consolidated statements of cash flows for the three month periods ended March 31, 2001 and 2000 have been prepared by the Company without audit. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements as of that date.

The preparation of financial statements in conformity with United States’ generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position, results of operations and cash flows at March 31, 2001 and for all periods presented have been made.

The Company uses a 52-53 week fiscal year.  As a result, a fiscal year may not end as of the same day as the calendar period.  However, for convenience of presentation, the accompanying condensed consolidated financial statements have been shown as ending on March 31 and December 31 of each applicable period.

Certain items in prior year’s financial statements have been reclassified to conform to current year’s format.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States’ generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.  These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

2.         INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined in a manner which approximates the first-in, first-out (“FIFO”) method.  Inventories consisted of the following (in thousands):

	March 31, 2001	Dec. 31, 2000
Raw materials	$10,795	$9,493
Work in process	467	1,033
Finished goods	43,617	39,445
	$54,879	$49,971

3.         BANK LINE OF CREDIT

The Company has available a $15.0 million revolving line of credit under an agreement with a bank.  Borrowings under the line are unsecured and bear interest at the bank's prime rate (8.75% at April 01, 2001) or at an offshore interbank offered rate (IBOR) plus 0.65% (approximately 6.25% to 6.75%, depending on the term of the borrowings at April 1, 2001). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. The line expires on October 31, 2002 but may be renewed by the Company for an additional year so long as certain liquidity measures are met at the time of renewal.

4.         NET INCOME PER SHARE INFORMATION

In accordance with the disclosure requirements of the Statement of Financial Standards (SFAS) No. 128, a reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands except per share amounts).

	Three Months Ended March 31,
	2001	2000
Numerator - basic and diluted net income per share
Net income	$6,445	$11,849

Denominator – basic net income per share
Weighted average common stock outstanding	82,474	70,486
Shares subject to repurchase	(49)	(999)
Total shares used in calculation of basic net income per share	82,425	69,487
Basic net income per share	$0.08	$0.17

Denominator – diluted net income per share
Denominator – basic net income per share	82,425	69,487
Effect of dilutive securities:
Common stock options	3,283	6,509
Shares subject to repurchase	49	999
Convertible preferred shares	---	3,640
Convertible warrants	---	331
Total shares used in calculation of diluted net income per share	85,757	80,966
Diluted net income per share	$0.08	$0.15

5.         BUSINESS SEGMENT INFORMATION:

The Company operates in one business segment, named Communications, and markets its products in the United States and in foreign countries through resellers.  The percentage of total net revenues for the Video Communications, Voice Communications, Network Systems and Network Access products were as follows:

	Three Months Ended March 31,
	2001	2000
Video communications	50%	55%
Voice communications	22%	31%
Network systems products	19%	11%
Network access products	9%	3%
Total net revenues	100%	100%

6.         COMPREHENSIVE INCOME

In accordance with the disclosure requirements of SFAS No. 130, “Reporting Comprehensive Income”, the components of comprehensive income are as follows:

	Three Months Ended March 31,
(in thousands)	2001	2000

Net income	$6,445	$11,849
Change in unrealized gains (losses) on marketable securities	162	2
Comprehensive income	$6,607	$11,851

7.         INVESTMENTS

The Company’s investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate equity and debt securities.  Investments with maturities of less than one year are considered short-term and are carried at fair value.  Nearly all investments are held in the Company’s name at six major financial institutions.  The specific identification method is used to determine the cost of securities disposed of, with realized gains and loses reflected in interest income, net.  At March 31, 2001 and 2000, all of the Company’s investments were classified as available for sale.   Unrealized gains and losses on these investments are included as a separate component of stockholders’ equity.

The Company also has investments in private companies.  These investments are included in “Other Investments” in the Company’s condensed consolidated balance sheets and are carried at cost.  The Company monitors these investments for impairment and makes appropriate reductions in carrying value when necessary.

8.         BUSINESS COMBINATIONS

On February 28, 2001, the Company completed the acquisition of Accord Networks Ltd. (Accord).  Accord is a leading provider of next-generation, rich-media network products that enable Internet Protocol (IP) and other network voice and video communications in both the customer premises and service provider markets.  Under the terms of the merger, Polycom exchanged approximately 6.5 million shares of common stock for all outstanding Accord shares and assumed Accord options and warrants exercisable into approximately 1.3 million shares of Polycom common stock.  The exchange and assumption was at a rate of 0.3065 Polycom shares for each Accord share.  The transaction was accounted for as a pooling of interests and accordingly, Polycom’s historical consolidated financial statements presented were restated to include the accounts and results of operations of Accord.  All intercompany transactions between the two companies have been eliminated in consolidation.  Polycom and Accord Networks had the same fiscal year ends of December 31.  Further, adjustments required to conform accounting policies between the two companies, primarily associated with fixed asset accounting, were insignificant.

The following table reconciles Polycom’s original revenue and earnings to the combined amounts ($ in thousands, except per share data):

	Three months	Three months
	ended	ended
	March 31, 2001	March 31, 2000
Net revenues:
Polycom	$86,441	$67,295
Accord Networks	9,776	8,259
Combined net revenues	$96,217	$75,554

Net income:
Polycom	$6,363	$11,629
Accord Networks	82	220
Combined net income	$6,445	$11,849

Basic net income per share:
Polycom	$0.08	$0.17
Accord Networks	0.00	0.00
Combined basic net income per share	$0.08	$0.17

Diluted net income per share:
Polycom	$0.08	$0.15
Accord Networks	0.00	0.00
Combined diluted net income per share	$0.08	$0.15

9.         ACQUISITION-RELATED CHARGES

In the three months ended March 31, 2001, upon completion of the acquisition of Accord Networks, Ltd., the Company recognized a charge of $9,682,000 for the cost of actions designed to improve our combined competitiveness, productivity and future profitability. The acquisition-related actions included the elimination of redundant and excess facilities and workforce in our combined businesses and the elimination of redundant assets. The components of the charge included facilities charges of $841,000, severance costs of $328,000, asset impairments of $1,108,000, asset write-offs of $771,000, other exit costs of $309,000 and merger-related transaction and period expenses of $6,325,000. Planned workforce reductions are scheduled to be completed in July 2001. Facility charges were primarily comprised of lease termination costs and are scheduled to be completed by March 2002.  Asset write-offs and asset impairments were principally related to the elimination of redundant or excess equipment.  Other exit costs were related to payment obligations that carry no future benefit to the combined operations and are scheduled to be completed by March 2002. Merger-related transaction and period expenses principally consisted of financial advisory, accounting and legal fees, and other direct merger-related expenses incurred in the period.

The following table summarizes the status of the Company’s acquisition-related costs:

	Facilities Charges	Severance Cost	Asset Impairment	Asset Write-off	Other Exit Costs	Merger Fees & Exp

2000 Charges	$---	$---	$---	$---	$---	$4,768
2000 Usage	---	---	---	---	---	(301)
Balance at 12/31/2000	$---	$---	$---	$---	$---	$4,467

Charges in three months ended 3/31/2001	$841	$328	$1,108	$771	$309	$6,325
Usage in three months ended 3/31/2001	---	---	(1,108)	(771)	(20)	(7,362)
Balance at 3/31/2001	$841	$328	$---	$---	$289	$3,430

10.       INCOME TAXES

The provision for income taxes for the three months ended March 31, 2001 was $5.7 million and $5.7 million for the three months ended March 31, 2000. The increase in the effective tax rate for the current three month period of 46.8% over the effective tax rate of 32.6% for the same period last year is a result of certain non-deductible acquisition-related costs incurred for the three months ended March 31, 2001.

11.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).   SFAS 133, as amended by SFAS 138, established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for the fiscal years beginning after June 15, 2000.  We adopted this pronouncement on January 1, 2001.  This adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

12.       SUBSEQUENT EVENT

Acquisition of Circa Communications Ltd.

On April 2, 2001, the Company announced the completion of its acquisition of Circa Communications Ltd. (Circa), a leading developer of voice over internet protocol (VoIP) telephony products.  Under the terms of the transaction, the Company exchanged 665,884 shares of common stock for all outstanding Circa shares and assumed Circa options exercisable into 248,597 shares of Polycom common stock. An additional 421,555 shares of Polycom common stock are issuable upon the successful completion of certain revenue-based earn-out thresholds. This acquisition will be accounted for as a purchase combination.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.  EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934.  THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE MIX, GROSS MARGINS AND OPERATING COSTS AND EXPENSES.  OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "OTHER FACTORS AFFECTING FUTURE OPERATIONS" IN THIS DOCUMENT AS WELL AS OTHER INFORMATION SET FORTH IN POLYCOM’S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000, AND OTHER DOCUMENTS POLYCOM FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

Overview

             We were incorporated in December 1990. We were engaged principally in research and development from inception through September 1992, when we began volume shipments of our first voice communications product, the SoundStation.  Currently, our voice communications products consist principally of the SoundStation, SoundStation EX, SoundStation Premier, SoundStation Premier EX, SoundPoint and SoundPoint Pro. In January 1998, we completed the acquisition of ViaVideo, a development stage company that designed and developed high-quality, low-cost, easy-to-use, group video communications systems. In February 1998, we began customer shipments of the ViewStation products. Currently, our video communications products consist principally of the ViewStation 128, ViewStation 512, ViewStation V.35, ViewStation MP, ViewStation SP, ViewStation FX, VS 4000 and ViaVideo. In December 1999, we acquired Atlas Communication Engines, Inc., a privately-held, OEM supplier of IADs, and an emerging supplier of DSL routers.  Atlas' line of integrated access devices (IADs) and digital subscriber line (DSL) routers, which comprise our network access product family, provides voice and data over DSL networks.  In February 2001, we acquired Accord Networks Ltd., a leading provider of next-generation, rich-media network products that enable Internet Protocol and other network voice and video communications in both the customer premises and service provider markets.  Accord’s product line has become our network systems product family.

             We anticipate that our ViewStation, NetEngine, Network Systems and SoundStation products will continue to account for substantially all of our net revenues for at least the next twelve months. See Note 5 to the condensed consolidated financial statements.  Any factor adversely affecting the demand or supply for these products would harm our business, financial condition, cash flows and results of operations.

Results of Operations

             The following table sets forth, as a percentage of net revenues, consolidated statement of income data for the periods indicated.

Three Months Ended
	March 31,	March 31,
	2001	2000

Net revenues	100%	100%
Cost of net revenues	43%	43%
Gross profit	57%	57%

Operating expenses:
Sales and marketing	19%	19%
Research and development	15%	12%
General and administrative	5%	6%
Acquisition-related costs	10%	0%
Litigation reserve release	0%	(2%)
Total operating expenses	49%	35%

Operating income	8%	22%

Interest income, net	5%	1%
Other income	0%	0%

Income before provision for income taxes	13%	23%
Provision for income taxes	6%	7%
Net income	7%	16%

Net Revenues

             Net revenues for the three months ended March 31, 2001 increased 27% over the same period of 2000.  This increase was due primarily to increased sales of our networks systems products, network access products and video communication products.  These increases were offset slightly by a decrease in sales volume for our voice communication products.  We also had a significant increase in sales in each international region in 2001 over 2000 due to an increased focus on expanding into foreign markets.  This expansion included adding sales and marketing, operational and administrative resources.

             A major contributor to the expected growth of the broadband market has been the deployment of digital subscriber lines, or DSL.  Beginning in the second half of 2000, some DSL providers experienced delays in delivering their service which caused financial troubles for these companies.  These DSL providers are customers of our network access products through OEM providers we use as resellers.  These service delays slowed the expected growth in this market which in turn slowed sales of our network access products.  We believe that these conditions limited the sales growth of our network access products in the first quarter of 2001 and will likely do the same in the second quarter of 2001 as well as for the remainder of the year.

             In the three month ended March 31, 2001 and 2000, we derived substantially all of our net revenues from sales of our video communication, voice communication, network systems and network access products.  No customer accounted for more than 10% of our net revenues for the three months ended March 31, 2001 or for the comparable period last year.  See Note 5 of the notes to the condensed consolidated financial statements (unaudited).

             Our business is subject to the risks arising from domestic and global economic conditions.  Recently, economic growth in the United States has slowed to the point where industries are delaying or reducing technology purchases.  The impact of this slow down on us is difficult to predict.  If our customers delay ordering our products, we will fall short of our revenue expectations for any given quarter in 2001 or for the entire year and beyond.  For example, we experienced a revenue and profitability underperformance in the three months ended March 31, 2001 when comparing our financial results to the original earnings estimates made by brokerage firms or industry analysts.  These conditions have negatively affected our business and profitability in the first quarter of 2001 and will in the future if these conditions persist.  In addition, weakness in the end-user market could negatively affect the cash flow of our reseller customers who could, in turn, delay paying their obligations to us which we believe occurred in the first quarter of 2001.  If these conditions continue, our credit risk exposure would increase which could harm our profitability and financial condition.

             International net revenues (revenues outside of North America) accounted for 40% of total net revenues for the three months ended March 31, 2001 and 36% of total net revenues for the three months ended March 31, 2000.  The improvement in the international component of our revenue was due primarily to growth in Asia of sales of our video communications and network systems products.  In addition, growth in Europe for our network systems products also contributed to the improvement in the international revenue performance.

             We anticipate that international sales will continue to account for a significant portion of total net revenues for the foreseeable future, and we plan to further expand our operations in Europe, Asia and Latin America in 2001. International sales, however, are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Additionally, international net revenues may fluctuate as a percentage of net revenues in the future as we introduce new products, since we expect to initially introduce such products in North America and also because of the additional time required for product homologation and regulatory approvals of new products in international markets.  To the extent we are unable to expand international sales in a timely and cost-effective manner, our business could be harmed. We cannot assure you that we will be able to maintain or increase international market demand for our products.  Additionally, to date, a substantial majority of our international sales has been denominated in U.S. currency; however, if international sales were denominated in local currencies in the future, these transactions would be subject to currency fluctuation risks.  Further, to date, the establishment of the European Currency Unit (the "Euro") by the European Union as the common legal currency in Europe has not had any significant impact on us because a substantial majority of our international sales are denominated in U.S. currency.  However, there may be an impact in the future due to the recent weakening of the Euro against the dollar as this requires customers to convert a greater number Euros into dollars to settle their outstanding debts to us.

Cost of Net Revenues

             Cost of net revenues consists primarily of contract manufacturer costs including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense and an allocation of overhead expenses.   The cost of net revenues as a percentage of total net revenues for the three months ended March 31, 2001 was 43% which was consistent with the same period of 2000.  In this area, gross margin improvements due to an increased contribution of the higher margin products such as our network systems products were offset by increased sales from our lower margin network access products.  In addition, in the first quarter of 2001, we recorded a provision for inventory value loss associated with our network access products totaling $2.0 million.

             Forecasting future gross margin percentages is difficult. While we expect that our future overall cost of net revenues percentage will be within a few percentage points of the current level, there are a number of risks associated with maintaining our current gross margin levels. For example, uncertainties surrounding revenue levels and related production level variances, competition, changes in technology, changes in product mix, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs and timing of sales over the next few quarters can cause our cost of net revenues percentage to fluctuate significantly.  Additionally, our IAD and DSL equipment products, VoIP products and other desktop products have a significantly higher cost of net revenue percentage than our Network Systems, ViewStation and SoundStation products. If the IAD, DSL, VoIP and other desktop products grow to become a significant portion of our revenue stream, this will have a negative effect on our future cost of net revenues percentages. Also, we may reduce prices on our products in the future for competitive reasons or to stimulate demand which could increase our cost of net revenues percentage.  However, we cannot assure you that any of these potential price reductions would offset competitive pressures or stimulate demand. In addition, cost variances associated with the manufacturing ramp of new products, such as the NetEngine or any other new product, could occur which would increase our cost of net revenues percentage. Further, gross margins associated with the ViaVideo, ViewStation SP and the SoundPoint Pro are lower than the targeted gross margins of our product portfolio, while the gross margins for the Network Systems products are higher than or closer to our targeted gross margins. The proportional contribution of these products to our product mix can have a significant impact on our overall gross margins as it did in the first three months of 2001.  In addition to the uncertainties listed above, cost of net revenues as a percentage of net revenues may increase due to a change in the mix of distribution channels and the mix of international versus North American revenues.

Sales and Marketing Expenses

	March 31,	March 31,	Increase
$ in Thousands	2001	2000	(Decrease)
Expenses	$18,613	$14,627	27%

% of Net Revenues	19%	19%	0%

             Sales and marketing expenses consist primarily of salaries and commissions for our sales force, advertising and promotional expenses, product marketing, an allocation of overhead expenses and customer service and support costs.  The increase in sales and marketing expenses in absolute dollars in the three months ended March 31, 2001 over the comparable period of 2000 was primarily related to increased advertising and promotional expenditures for our network systems, video and network access products.  Additionally, an increase in our investment in our worldwide sales effort also contributed to the increases over the 2000 period.

             We expect to continue to increase our sales and marketing expenses in absolute dollar amounts in an effort to expand North American and international markets, market new products and establish and expand distribution channels.  In addition, due to the innovative nature of our ViaVideo, ViewStation, Network Systems and upcoming VoIP products, we believe we will incur additional expenses for sales and marketing, especially advertising, to educate potential customers as to the desirability of these products over competing products. Also, we will further invest in the international markets, increasing the absolute dollars spent in this area.

Research and Development Expenses

	March 31,	March 31,	Increase
$ in Thousands	2001	2000	(Decrease)

Expenses	$14,190	$8,966	58%

% of Net Revenues	15%	12%	3%

             Research and development expenses consist primarily of compensation costs, consulting fees, depreciation and an allocation of overhead expenses. Expense increases in network systems, video, network access and voice product development all contributed to the total increase in research and development expense the three months ended March 31, 2001 over the same period of 2000.  Individually, the increase in network systems product development expenditures accounted for 24% of the total increase, video communication product development expenditures accounted for 42% of the total increase, network access development expenditures accounted for 18% of the total increase and the increase in voice communications accounted for the remaining 16% of the total increase.  In all periods presented, all research and development costs have been expensed as incurred.

             We believe that technological leadership is critical to our success and we are committed to continuing a high level of research and development.  Also, continued investment in new product initiatives such as network systems products, DSL access, VoIP and desktop products will require significant research and development spending.  Consequently, we intend to increase research and development expenses in absolute dollars and as a percentage of net revenues in the future.  However, due to the extremely competitive hiring market in high-technology industries, we may not be able to find or hire qualified personnel in a timely manner or at all.

General and Administrative Expenses

	March 31,	March 31,	Increase
$ in Thousands	2001	2000	(Decrease)

Expenses	$4,755	$4,575	4%

% of Net Revenues	5%	6%	(1%)

             General and administrative expenses consist primarily of compensation costs, allocation of overhead expenses, bad debt write-offs, legal expenses and accounting expenses. The increase in general and administrative expenses in the three months ended March 31, 2001 over the same period of 2000 was due to increased staffing and infrastructure costs, including the additional costs to upgrade our management information system, expansions in Europe and Asia, and higher bad debt expense.

             We believe that  our general and administrative expenses will continue to increase in absolute dollar amounts in the future primarily as a result of expansion of our administrative staff and costs related to supporting a larger company.  These additional charges include principally expenses related to expansions of our information system and infrastructure charges related to the significant investments being made in the international regions.  Additionally, write-offs associated with bad debt are difficult, if not impossible, to predict and material write-offs could negatively affect our profitability in the quarter they are made.

Acquisition-related Expenses

             We incurred acquisition expenses totaling $9.7 million in the first quarter of 2001 associated with the acquisition of Accord Networks, Ltd.  Included in these expenses were $2.3 million of restructuring charges, $1.1 million for asset impairment charges, and $6.3 million of other acquisition costs including outside financial advisory, legal and accounting services.  We expect further material acquisition related expenses associated with the acquisition of Accord Networks, Ltd. and Circa Communications, Ltd..

Litigation Reserve Release

             In the first quarter of 2000, we released a $1.8 million accrual associated with expenses we estimated we would incur in connection with a specific lawsuit.  The liability no longer existed so the estimated expense accrual was released to the statement of income.

Interest Income, Net

             Interest income, net consists of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts and interest expense from our credit facilities.  Interest income, net of interest expense, was $4.0 million in the three months ended March 31, 2001 and $0.8 million for the three months ended March 31, 2000.  The increase in interest income, net was due primarily to changes in average cash and investment balances throughout the year the most significant of which was our secondary stock offering which raised $148.3 million in the third quarter of 2000 and the initial public offering of Accord Networks in mid-2000 which raised $54.9 million.

Provision for Income Taxes

             The provision for income taxes was $5.7 million for the three months ended March 31, 2001 and $5.7 million for the same period of 2000.  The income tax provision remained flat due to a lower tax rate in the 2001 period over the 2000 period being offset by the unfavorable impact of nondeductible expenses from a tax perspective associated with the acquisition-related activities.

Liquidity and Capital Resources

             As of March 31, 2001, our principal sources of liquidity included cash and cash equivalents of $153.9 million, short-term investments of $84.2 million and long-term investments of $67.9 million.  Additionally, we have a $15.0 million line of credit with a bank and $10.1 million in other investments related to non-marketable equity securities.  The line of credit facility contains provisions that require the maintenance of certain financial ratios and profitability requirements. As of March 31, 2001, we were in compliance with these covenants.

             We generated cash from operating activities totaling $9.4 million in the first three months of 2001 compared to $9.3 million in the same period of 2000.  The improvement in cash from operating activities when comparing these two periods was due primarily to a reduction in trade receivables, slower growth in inventories and a reduction in deferred taxes.  This improvement was offset by a decrease in net income before non-cash items, a net reduction in liabilities in the current three month period compared to an increase in liabilities for the same period in 2000 and an increase in prepaid and other assets.

             The total net change in cash and cash equivalents for the three months ended March 31, 2001 was a decrease of $35.5 million.  The primary uses of cash during this period were $46.0 million for net purchases of investments and $2.8 million for purchases of property, plant and equipment.  The primary sources of cash were $9.4 million from operating activities and $3.9 million associated with the exercise of stock options and purchases under the employee stock purchase plan.  The positive cash from operating activities was primarily the result of net income before considering non-cash expenses (such as depreciation, amortization, the provision for doubtful accounts and the tax benefits from the exercise of employee stock options), lower trade receivables and lower deferred taxes, offset by a net decrease in total current liabilities (including accounts payable), an increase in inventories, and an increase in prepaid and other assets.

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

Recent Developments

             On April 2, 2001, we announced the completion of our acquisition of Circa Communications Ltd., a leading developer of voice over internet protocol telephony products.  Under the terms of the transaction, we exchanged 665,884 shares of common stock for all outstanding Circa shares and assume Circa options exercisable into 248,597 shares of our common stock. An additional 421,555 shares of our common stock will be delivered upon the successful completion of certain revenue-based earn-out thresholds. This acquisition will be accounted for as a purchase combination.

Recent Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).   SFAS 133, as amended by SFAS 138, established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for the fiscal years beginning after June 15, 2000.  We adopted this pronouncement on January 1, 2001.  This adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

Other Factors Affecting Future Operations

             INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. IN ADDITION, THESE RISKS ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. IN ASSESSING THESE RISKS, INVESTORS SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE SIGNIFICANTLY AND WE MAY NOT BE ABLE TO MAINTAIN OUR HISTORICAL GROWTH RATES.

             Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future as a result of a number of factors. These factors include:

•	changes in general economic conditions, as has been the case recently, and specific economic conditions prevailing in the broadband communications industry;
•	market acceptance of new product introductions and product enhancements by us or our competitors;
•	our prices and those of our competitors' products;
•	the timing and size of the orders for our products;
•	the mix of products sold;
•	fluctuations in the level of international sales;
•	the delay in the rollout of DSL technology;
•	the cost and availability of components;
•	manufacturing costs;
•	the level and cost of warranty claims;
•	changes in our distribution network;
•	fluctuations in demand for our products;
•	the impact of seasonality; and
•	the level of royalties to third parties.

             Although we have had significant sequential revenue growth in the recent quarters prior to the quarter ended March 31, 2001, fluctuations in our quarterly operating results due to these or other factors could prevent us from sustaining these growth rates or meeting our expectations, and you should not use these past results to predict future operating margins and results. For example, in the first quarter of 2001, we did not meet original revenue and profit expectations and the second quarter of 2001 is unpredictable.  In particular, a number of these factors negatively affected our results of operations in the first quarter of 2001.  Further, our quarterly revenues and operating results depend upon the volume and timing of customer orders received during a given quarter, and the percentage of each order which we are able to ship and recognize as revenue during each quarter, each of which is difficult to forecast. In addition, the majority of our orders in a given quarter historically have been shipped in the third month of that quarter. If this trend continues, any failure or delay in the closing of orders during the last part of a quarter will seriously harm our business.

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

GENERAL ECONOMIC CONDITIONS MAY REDUCE OUR REVENUES AND HARM OUR BUSINESS.

             As our business has grown, we have become increasingly subject to adverse changes in general economic conditions, which can result in reductions in capital expenditures by our end-user customers, longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition.  These factors did impact our operating results in the first quarter of 2001, and, if the current economic slowdown continues or worsens, these factors will continue to adversely affect our business and results of operations.  In addition, we also face the risk that our resellers will build up inventories in anticipation of a growth in sales. If such sales growth does not occur as anticipated by these resellers for any reason, including the current slowdown in economic growth that began in the fourth quarter of 2000 and is expected to continue for most of the remainder of 2001, these resellers may substantially decrease the amount of product ordered in subsequent periods, which would harm our business.   As such, we believe our channel partners will reduce their inventory levels in the future including in the second quarter of 2001.

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

             We sell a significant amount of our products to distributors and resellers who maintain their own inventory of products for sale to dealers and end-users. A substantial percentage of the total products sold during a particular quarter consists of distributor and reseller stocking orders. We typically provide special cost or early payment incentives for distributors and resellers to purchase the minimum or more than the minimum quantities required under their agreements with us. If these distributors and resellers are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if distributors and resellers decide to decrease their inventories for numerous reasons, including the current slowdown in economic growth that began in the fourth quarter of 2000  and is expected to continue for most of the remainder of 2001, it would negatively affect the volume of our sales to these distributors and resellers and also negatively affect our net revenues which could harm our business. These conditions negatively affected our business and operating results in the last quarter of 2001, and we are uncertain about how long these conditions will impact our business for the remainder of 2001.  Also, if we choose to eliminate or reduce stocking incentive programs, quarterly revenues may fail to meet our expectations or be lower than historical levels.

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

             Many of our distributors and resellers that carry multiple Polycom products, and from whom we derive significant revenues, are undercapitalized. The failure of these businesses to establish and sustain profitability or obtain financing could have a significant negative effect on our future revenue levels and profitability. For example, in the fiscal year 2000, we increased our allowance for bad debt by $1.6 million for specific reseller default situations for which collection is doubtful. The economic slowdown in the United States, and its potential negative effect on the economic impact of the rest of the world, could cause more of our customers’ businesses to fail which would harm our business.

             Lucent Technologies, one of our larger resellers, accounted for 12% of our net revenues in the three months ended December 31, 2000, primarily related to Lucent’s purchases of our network access products during that period.  In addition, Lucent accounted for 11% of net revenues in both 1999 and 1998.  In the three months ended March 31, 2001, the amount of orders we received from Lucent dropped significantly which had a negative effected on our revenues and profitability.  If Lucent Technologies continues to reduce its purchases of our products due to the current economic slowdown or any other factor, it will continue to harm our business.  In addition, Lucent Technologies has spun off its business equipment division, now known as Avaya Inc. We do not yet know how this spin-off will affect us. In connection with this restructuring, if the combined business from Lucent and Avaya yields a significant reduction in the amount of orders to us, it could harm our business.

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

             A major contributor to the expected growth of the broadband distribution market has been the deployment of digital subscriber lines, or DSL.  Beginning in the second half of 2000 and continuing into the first quarter of 2001, some DSL providers experienced delays in delivering their service which caused financial troubles for these companies.  These DSL providers are customers of our network access products through OEM providers we use as resellers.  These service delays slowed the expected growth in this market which in turn slowed sales of our network access products.  If these conditions persist, they will negatively impact revenues from our network access products.

WE MAY EXPERIENCE DELAYS IN PRODUCT INTRODUCTIONS AND OUR PRODUCTS MAY CONTAIN DEFECTS WHICH COULD ADVERSELY AFFECT MARKET ACCEPTANCE FOR THESE PRODUCTS AND OUR REPUTATION AND SERIOUSLY HARM OUR RESULTS OF OPERATIONS.

             Since the beginning of 1998, our revenue growth has been due in large part to new video communications product introductions. Although we are continuing to introduce new products, such as the ViaVideo, ViewStation 4000, ViewStation FX, SoundPoint Pro 3.0 products and our new voice over internet protocol (VoIP) products, we cannot assure you that new product releases will be timely or that they will be made at all. In fact, the ViewStation FX and ViaVideo were delayed from their original release dates, which we believe negatively affected our net revenues in 2000. Additionally, we cannot assure you that any new or existing product introductions will be free from defects or produce the revenue growth experienced in 1999 and 2000.

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

             We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from RADVision, VTEL, Telesoft, Omnitel, Adtran and EBSNet, video algorithm protocols from Real Networks and Ezenia!, development source code from Digital Equipment and Philips Semiconductor, audio algorithms from Lucent Technologies, communication software from DataBeam and Windows software from Microsoft. In addition, for our new network access products, we have interoperability agreements with Jetstream Communications and Tollbridge Technologies, and we depend significantly on these agreements and our ability to secure similar licenses from other gateway providers. These third-party software licenses may not continue to be available to us on commercially reasonable terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business.

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

OUR RECENT ACQUISITIONS OF ACCORD NETWORKS AND CIRCA COMMUNICATIONS COULD ADVERSELY IMPACT OUR BUSINESS

             We completed the acquisition of Accord Networks, or Accord, on February 28, 2001 and completed the acquisition of Circa Communications on April 2, 2001.  As a result of the completion of the Accord acquisition, we face additional risks that are set forth in the section entitled “Risk Factors,” on pages 13-22 of the proxy statement/prospectus dated January 29, 2001, and filed with the Securities and Exchange Commission on January 24, 2001.  These risks relate to the impact of the merger on our business, risks related to the operation of the combined company, and risks related to the business of Accord, including its operations in Israel.  We face similar risks in the integration of Circa Communications.  Failure to achieve the anticipated benefits of these or any future acquisition or to successfully integrate the operations of Accord and Circa could also harm our business and results of operations. Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additional costs associated with any future acquisitions we may make.

CONFLICTS WITH OUR CHANNEL PARTNERS COULD HURT SALES OF OUR PRODUCTS.

             We have various OEM agreements with some major telecommunications equipment manufacturers, such as Lucent Technologies, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create channel conflicts with our other distributors who directly compete with the OEM partner, which could adversely affect revenue from non-OEM channels. Because many of our distributors also sell equipment that competes with our products, the distributors could devote more attention to the other products, which could harm our business.  For example, a significant amount of our network systems revenues are generated from sales to PictureTel which competes with us in the video communications product market.  Due to this conflict, they may significantly reduce their orders to us for network systems products which could harm our business.  Further, other channel conflicts could arise which cause distributors to devote resources to other non-Polycom communications equipment, which would negatively affect our business or results of operations.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO ASSIMILATE NEW TECHNOLOGIES IN OUR PRODUCTS AND TO PROPERLY TRAIN OUR RESELLERS IN THE USE OF THOSE PRODUCTS.

             The markets for voice and video communications products and network access products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with DSL and ISDN compatibility, reseller training, technical and sales support as well as field support are also factors that may affect our success in this market. Further, the shift of communications from circuit-switched to IP-based wired and wireless technologies over time may require us to add new resellers and gain new core technological competencies. We are attempting to address these needs and the need to develop new products through our internal development efforts and joint developments with other companies. We cannot assure you that we will successfully identify new voice, video, network systems and network access product opportunities and develop and bring new voice, video and network access products to market in a timely manner. Further, we cannot assure you that competing technologies developed by others will not render our products or technologies obsolete or noncompetitive. The failure of our new voice, video, network systems and network access product development efforts and any inability to service or maintain the necessary third-party interoperability licenses would harm our business and results of operations.

MANUFACTURING DISRUPTIONS OR CAPACITY CONSTRAINTS WOULD HARM OUR BUSINESS.

We subcontract the manufacture of our SoundStation, SoundStation Premier, SoundPoint Pro, ViewStation and our new network access products to Celestica, a third-party contract manufacturer. We use Celestica's Thailand facilities, and should there be any disruption in services due to natural disaster or economic or political difficulties in Thailand and Asia, or for any other reason, such disruption would harm our business and results of operations. Also, Celestica is currently the sole source manufacturer of these products, and if this subcontractor experiences an interruption in operations or otherwise suffers from capacity constraints, we would experience a delay in shipping these products and we may not be able to meet any demand for our products, either of which could negatively affect revenues in the quarter of the disruption and harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.  Further, our network systems products are manufactured in Israel which is currently experiencing internal and external conflicts that include terrorist and military action.  We could experience  a manufacturing disruption due to acts associated with this conflict which could harm our business.  In addition, the technology used in the network system products was developed through grants from the Office of the Chief Scientist in Israel.  Under Israeli law, it is prohibited to transfer technology developed pursuant to these grants to any person without the prior written consent of the Office of the Chief Scientist. The grants also contain restrictions on the ability to manufacture products developed with these grants outside of Israel. Approval to manufacture such products outside of Israel, if granted, is generally subject to an increase in the total amount to be repaid to the Office of the Chief Scientist to between 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel. These restrictions on the ability to transfer technology to third parties or manufacture products outside Israel may adversely affect our operating results and significantly reduce the value of the technology developed under these grants.

PRODUCT OBSOLESCENCE AND OTHER ASSET IMPAIRMENT CAN NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.

             We operate in a high technology market which is subject to rapid and frequent technology changes. These technology changes can and do often render existing technologies obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the existing inventory cannot be sold at or above net realizable value. This situation occurred in the first quarter of 2001 when we recorded additional excess and obsolescence charges associated with our inventory of network access products.  This situation also occurred during the first quarter of 2000 for the ShowStation IP.  In addition, if the introduction of our SoundPoint Pro product has a materially negative effect on the future sales of our SoundPoint product, our net revenues could be reduced and an excess and obsolescence issue concerning our SoundPoint inventory could result, which could lower our profitability. The potential for new products to render existing products obsolete or reduce the demand for existing products exists for every one of our products. We cannot assure you that future inventory, investment, license, fixed asset or other asset writedowns will not happen. If future writedowns do occur, they could harm our business.

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

OUR CASH FLOW COULD FLUCTUATE DUE TO OUR ABILITY TO COLLECT RECEIVABLES.

             Over the past several quarters, we initiated significant investments in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our net revenues, as happened in 1999 and 2000, and in the first quarter of 2001, accounts receivable balances will likely increase over previous years. Additionally, sales in the network access and video communications markets typically have longer payment periods over our traditional experience in the voice communications market. Therefore, if network access and video products constitute a greater percentage of net revenues, accounts receivable balances will likely increase. These increases would cause our days sales outstanding to increase over prior years and will negatively affect future cash flows. Although we have been able to offset the effects of these influences through additional incentives offered to resellers at the end of the quarter in the form of prepaid discounts, these additional incentives have lowered our profitability and, given the slow down in the economy of the United States, many companies are opting to not take advantage of our incentives and instead preserve their liquidity.  In addition, the economic slowdown in the U.S. may squeeze the availability of capital which may decrease our collections from our resellers.

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

IF WE FAIL TO SUCCESSFULLY COMPETE, OUR BUSINESS AND RESULTS OF OPERATIONS WOULD BE SIGNIFICANTLY HARMED.

             We have significant competition in the broadband communications industry, which is subject to rapid technological change.  In video communications, our major competitors include C-Phones, NEC, PictureTel, RSI, Sony, Tandberg, VCON and VTEL. Many of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video communications products. We believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco, MeetingOne, Microsoft, Nortel, 3Com, RealNetworks or WebEx, that enable web-based or network-based video communications with low-cost digital camera systems. The market for voice communications equipment, particularly voiceconferencing products, is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. In voice communications, our major competitors include SoundGear, NEC, Gentner and other companies that offer lower cost, full-duplex speakerphones such as Lucent Technologies and Hello Direct. Hello Direct, one of our resellers, offers a competitive product under the Hello Direct name through an OEM relationship with Gentner. Most of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, all major telephony manufacturers produce hands-free speakerphone units that are lower cost than our voice communications products. Our network access products have significant competition from Adtran, Netopia, 3Com and Cisco Systems and our network systems business has significant competition from Radvision, Avaya and Ezenia.  Our network systems revenue are heavily dependent on purchases by our video product competitors.  If these network systems’ customers decide to reduce their purchases due to this or other potential competition, it will harm our business.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and bank borrowings. We do not use derivative financial instruments and our investment portfolio only includes highly liquid, high quality instruments.

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

             The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations:

As of March 31, 2001:		Expected Maturity
	2001	2002	2003	Total
	(in thousands, except interest rates)
Assets
Cash and cash equivalents	153,854	---	---	153,854
Average interest rates	4.26%	---	---	4.26%
Short-term and long-term investments	84,238	55,136	12,505	151,879
Average interest rates	5.24%	5.73%	5.39%	5.43%
Liabilities
Bank line of credit	---	---	---	---
Average interest rates	6.50%	---	---	6.50%

             The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected above based on the short maturities of these financial instruments.  We also hold a $0.3 million investment in publicly traded equity securities which was marked to market from our original $1.0 million investment value.  The market risk for this investment is driven by movements in the market price of this investment.

             We have made investments in private companies.  These investments are included in “Other Investments” in our balance sheet and are carried at cost less any impairment loss.  We monitor these investments for impairment and make appropriate reductions in carrying value when necessary.  Impairment losses are evaluated regularly and are driven by movements in the current valuations of these companies, which are influenced by general securities market conditions, the general business market in which these companies operate and the specific operational capabilities of these companies.  For all of these investments, our ownership is less than 20% of the company and we do not have the ability to exercise significant influence over their operations.

             All of our sales are denominated in US dollars.  Only a small amount of foreign bills are paid in currencies other than the US dollar and these bills are funded at the time of payment; therefore, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations and cash flows.

PART II	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Not Applicable

Item 2.	CHANGES IN SECURITIES

Not Applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits

	Number	Exhibit
	11.1	Form of Change of Control Severance Agreement with the Chief Executive Officer and Chief Financial Office of the Registrant, effective as of March 28, 2001.

	10.2	Form of Change of Control Severance Agreement with management of the Registrant other than the Chief Executive Officer and Chief Financial Officer, effective as of March 28, 2001.

(b)	Reports on Form 8-K:

A report on Form 8-K was filed on January 30, 2001, to report that the Company had issued a press release dated January 18, 2001 reporting its operating results for the fourth quarter ended December 31, 2000.

A report on Form 8-K was filed on March 12, 2001, regarding the completion of the acquisition of Accord Networks, Ltd. on February 28, 2001.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 16, 2001	POLYCOM, INC.

/s/ Michael R. Kourey
Michael R. Kourey
Chief Financial Officer
(Principal Financial and Accounting Officer)