Form 10-Q
period 2001-07-01
POLYCOM INC
filed 2001-08-10
CIK 1010552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2001

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

COMMISSION FILE NUMBER          000-27978

POLYCOM, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3128324

(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

1565 BARBER LANE, MILPITAS, CA.	95035

(Address of principal executive offices)	(Zip Code)

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

     Yes  ☒                No  ☐

There were 83,533,010 shares of the Company’s Common Stock, par value $.0005, outstanding on August 1, 2001.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001

PART 1                                                    FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

POLYCOM, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2001	Dec. 31, 2000

	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$116,388	$189,399
Short-term investments	84,943	52,399
Trade receivables, net of allowance for doubtful accounts of $1,721 at June 30, 2001 and $2,588 at December 31, 2000	62,597	75,653
Inventories	48,165	49,971
Deferred taxes	24,864	26,623
Non-trade receivables	10,462	8,065
Prepaid expenses and other current assets	7,569	3,218

Total current assets	354,988	405,328

Fixed assets, net	21,812	22,046
Long-term investments	79,299	53,543
Other investments	4,622	10,146
Convertible notes receivable	41,500	---
Goodwill and purchased intangibles, net	11,346	---
Licenses	6,691	7,778
Other long-term assets	5,414	4,867

Total assets	$525,672	$503,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,131	$33,614
Taxes payable	16,345	16,188
Other current liabilities	29,396	29,557

Total current liabilities	65,872	79,359

Long-term liabilities	1,911	1,566

Total liabilities	67,783	80,925

Stockholders’ equity
Common stock	42	41
Additional paid-in capital	402,931	380,975
Cumulative other comprehensive gain (loss)	817	(63)
Unearned stock-based compensation	(1,121)	(610)
Accumulated earnings	55,220	42,440

Total stockholders’ equity	457,889	422,783

Total liabilities and stockholders’ equity	$525,672	$503,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Net revenues	$84,470	$87,059	$180,687	$162,613
Cost of net revenues	36,365	37,390	77,269	69,886

Gross profit	48,105	49,669	103,418	92,727

Operating expenses:
Sales and marketing	17,436	17,742	36,049	32,369
Research and development	13,671	10,219	27,861	19,185
General and administrative	4,407	4,789	9,162	9,364
Acquisition-related costs	1,362	---	11,044	---
Purchased in-process research and development	2,450	---	2,450	---
Amortization of goodwill and purchased intangibles	1,009	---	1,009	---
Litigation settlement costs	---	6,500	---	6,500
Litigation reserve release	---	---	---	(1,843)

Total operating expenses	40,335	39,250	87,575	65,575

Operating income	7,770	10,419	15,843	27,152

Interest income, net	3,225	812	7,207	1,585
Other investments adjustment	(1,523)	---	(1,523)	---
Other income (expense)	(544)	(35)	(479)	36

Income before provision for income taxes	8,928	11,196	21,048	28,773
Provision for income taxes	2,593	5,706	8,268	11,434

Net income	$6,335	$5,490	$12,780	$17,339

Basic net income per share	$0.08	$0.08	$0.15	$0.25

Diluted net income per share	$0.07	$0.07	$0.15	$0.21

Weighted average shares outstanding for basic net income per share	83,020	70,594	82,722	70,041

Weighted average shares outstanding for diluted net income per share	86,492	81,270	86,125	81,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended

	June 30, 2001	June 30, 2000

Cash flows from operating activities:
Net income	$12,780	$17,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,834	4,025
Provision for doubtful accounts	282	525
Provision for excess and obsolete inventories	4,866	1,319
Tax benefit from exercise of stock options	5,132	12,560
Amortization of stock-based compensation	254	618
Loss on fixed asset disposals	933	---
Other investment adjustment	1,523	---
Purchase of in-process research and development	2,450	---
Changes in assets and liabilities:
Trade receivables	12,774	(13,209)
Inventories	(2,940)	(13,006)
Deferred taxes	2,248	(4,259)
Prepaid expenses and other current assets	(8,378)	(9,626)
Accounts payable	(14,170)	12,462
Taxes payable	157	2,973
Other current liabilities	(1,905)	10,037

Net cash provided by operating activities	22,840	21,758

Cash flows from investing activities:
Acquisition of fixed assets	(5,103)	(9,839)
Purchase of licenses	---	(8,321)
Proceeds from sale and maturity of investments	86,732	28,676
Purchases of investments	(144,151)	(22,181)
Purchase of convertible note receivable	(41,500)	---
Net cash received in purchase acquisitions	1,436	---
Purchase of a trademark	(250)	---

Net cash used in investing activities	(102,836)	(11,665)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,936	5,526
Proceeds from issuance of mandatory, redeemable convertible preferred shares at a premium, net of issuance costs	---	995
Proceeds from exercise of warrants	49	---

Net cash provided by financing activities	6,985	6,521

Net increase (decrease) in cash and cash equivalents	(73,011)	16,614
Cash and cash equivalents, beginning of period	189,399	41,739

Cash and cash equivalents, end of period	$116,388	$58,353

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Outstanding proceeds from Accord Networks Ltd public offering	$ ---	$48,277

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
Conversion of preferred shares to common stock	$ ---	$27,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of income for the three and six month periods ended June 30, 2001 and 2000 and condensed consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000 have been prepared by the Company without audit. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements as of that date.

The preparation of financial statements in conformity with United States’ generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position, results of operations and cash flows at June 30, 2001 and for all periods presented have been made.

The Company uses a 52-53 week fiscal year.  As a result, a fiscal year may not end as of the same day as the calendar period.  However, for convenience of presentation, the accompanying condensed consolidated financial statements have been shown as ending on June 30 and December 31 of each applicable period.

Certain items in prior year’s financial statements have been reclassified to conform to current year’s format.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States’ generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.  These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto as amended for the acquisition of Accord Networks Ltd. on February 28, 2001 which was treated as a pooling of interests for financial reporting purposes.  The audited financial statements and notes thereto are included in the Company’s Report on Form 8-K, dated June 15, 2001, for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

2.          INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined in a manner which approximates the first-in, first-out (“FIFO”) method.  Inventories consisted of the following (in thousands):

	June 30, 2001	Dec. 31, 2000

Raw materials	$8,309	$9,493
Work in process	498	1,033
Finished goods	39,358	39,445

	$48,165	$49,971

3.          BANK LINE OF CREDIT

The Company has available a $15.0 million revolving line of credit under an agreement with a bank.  Borrowings under the line are unsecured and bear interest at the bank's prime rate (6.75% at June 30 , 2001) or at an offshore interbank offered rate (IBOR) plus 0.65% (approximately 4.48% to 4.88%, depending on the term of the borrowings at June 30, 2001). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. The line expires on October 31, 2002 but may be renewed by the Company for an additional year so long as certain liquidity measures are met at the time of renewal.

4.          NET INCOME PER SHARE INFORMATION

In accordance with the disclosure requirements of the Statement of Financial Standards (SFAS) No. 128, a reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Numerator - basic and diluted net income per share
Net income	$6,335	$5,490	$12,780	$17,339

Denominator – basic net income per share
Weighted average common stock outstanding	83,034	71,323	82,753	70,905
Shares subject to repurchase	(14)	(729)	(31)	(864)

Total shares used in calculation of basic net income per share	83,020	70,594	82,722	70,041

Basic net income per share	$0.08	$0.08	$0.15	$0.25

Denominator – diluted net income per share
Denominator – basic net income per share	83,020	70,594	82,722	70,041
Effect of dilutive securities:
Common stock options	3,458	5,928	3,372	6,218
Shares subject to repurchase	14	729	31	864
Convertible preferred shares	---	3,694	---	3,667
Convertible warrants	---	325	---	328

Total shares used in calculation of diluted net income per share	86,492	81,270	86,125	81,118

Diluted net income per share	$0.07	$0.07	$0.15	$0.21

For the three months ended June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000, 6,667,416, 20,909, 5,957,140 and 11,373 options, respectively on a weighted average basis, were excluded from the computation of net income per share, since the exercise price was greater than the average market price of the common shares for the periods.

5.          BUSINESS SEGMENT INFORMATION

The Company operates in one business segment, named Communications, and markets its products in the United States and in foreign countries through resellers.  The percentage of total net revenues for the Video Communications, Voice Communications, Network Systems and Network Access products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Video communications	47%	60%	48%	57%
Voice communications	23%	25%	23%	28%
Network systems products	25%	11%	22%	11%
Network access products	5%	4%	7%	4%

Total net revenues	100%	100%	100%	100%

6.          COMPREHENSIVE INCOME

In accordance with the disclosure requirements of SFAS No. 130, “Reporting Comprehensive Income”, the components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2001	2000	2001	2000

Net income	$6,335	$5,490	$12,780	$17,339
Change in unrealized gains (losses) on marketable securities	718	69	880	71

Comprehensive income	$7,053	$5,559	$13,660	$17,410

7.          INVESTMENTS

The Company’s investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate equity and debt securities.  Investments with maturities of less than one year are considered short-term and are carried at fair value.  Nearly all investments are held in the Company’s name at five major financial institutions.  The specific identification method is used to determine the cost of securities disposed of, with realized gains and loses reflected in interest income, net.  At June 30, 2001 and 2000, all of the Company’s investments were classified as available for sale.   Unrealized gains and losses on these investments are included as a separate component of stockholders’ equity.

The Company also has investments in private companies.  These investments are included in “Other Investments” in the Company’s condensed consolidated balance sheets and are carried at cost.  The Company monitors these investments for impairment and makes appropriate reductions in carrying value when necessary.  During the three months ended June 30, 2001, we determined that the value of these investments became impaired and we reduced the carrying amount by $1.5 million.

8.          BUSINESS COMBINATIONS

Accord Networks Ltd

On February 28, 2001, the Company completed the acquisition of Accord Networks Ltd. (Accord).  Accord is a leading provider of next-generation, rich-media network products that enable Internet Protocol (IP) and other network voice and video communications in both the customer premises and service provider markets.  Under the terms of the merger, Polycom exchanged approximately 6.5 million shares of common stock for all outstanding Accord shares and assumed Accord options and warrants exercisable into approximately 1.3 million shares of Polycom common stock.  The exchange and assumption was at a rate of 0.3065 Polycom shares for each Accord share.  The transaction was accounted for as a pooling of interests and accordingly, Polycom’s historical consolidated financial statements presented were restated to include the accounts and results of operations of Accord.  All intercompany transactions between the two companies have been eliminated in consolidation.  Polycom and Accord had the same fiscal year ends of December 31.  Further, adjustments required to conform accounting policies between the two companies, primarily associated with fixed asset accounting, were insignificant.

The following table reconciles Polycom’s original revenue and earnings to the combined amounts ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net revenues:
Polycom	$84,470	$77,488	$170,911	$144,783
Accord Networks	---	9,571	9,776	17,830

Combined net revenues	$84,470	$87,059	$180,687	$162,613

Net income:
Polycom	$6,335	$11,601	$12,698	$23,230
Accord Networks	---	(6,111)	82	(5,891)

Combined net income	$6,335	$5,490	$12,780	$17,339

Basic net income per share:
Polycom	$0.08	$0.17	$0.15	$0.34
Accord Networks	0.00	(0.09)	0.00	(0.09)

Combined basic net income per share	$0.08	$0.08	$0.15	$0.25

Diluted net income per share:
Polycom	$0.07	$0.15	$0.15	$0.30
Accord Networks	0.00	(0.08)	0.00	(0.09)

Combined diluted net income per share	$0.07	$0.07	$0.15	$0.21

Circa Communications Ltd.

On April 2, 2001 the Company completed the acquisition of privately-held Circa Communications Ltd. (Circa), a leading developer of voice over internet protocol (VoIP) telephony products, in exchange for 665,884 shares of common stock and assumption of outstanding options exercisable into 248,597 shares of Polycom common stock, with an aggregate value of $9.8 million, and $4.0 million cash for preferred stock plus acquisition costs of approximately $0.8 million. An additional 421,555 shares of Polycom common stock are issuable upon the successful completion of certain revenue based earn-out thresholds. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

Since April 2, 2001, the results of operations of Circa have been included in the Company’s consolidated statements of income. The Company recorded deferred stock-based compensation of approximately $780,000 associated with unvested stock options issued to employees in conjunction with the acquisition. This amount is included as a component of stockholders’ equity and is being amortized over the vesting period of options consistent with the guidance stated in FASB Interpretation No. 44 (FIN 44) Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.

The following is a summary of the allocation of purchase price in the acquisition of Circa (in thousands):

Tangible assets less liabilities assumed	$(730)
In-process research and development	2,450
Identifiable intangible assets	3,650
Goodwill	8,454
Deferred compensation	780

Total purchase price	$14,604

The amount allocated to purchased research and development was determined through established valuation techniques in the high-technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. It is reasonably possible that the development of this technology could fail because of either prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside of our control such as a change in the market for the resulting developed products.  In addition, at such time that the project is completed it is reasonably possible that the completed products do not receive market acceptance or that we are unable to produce and market the product cost effectively.

Goodwill and acquired intangible assets, primarily representing existing partnerships and acquired workforce, are being amortized over the estimated useful lives of three years.  At June 30, 2001, amortization of goodwill, deferred stock-based compensation and other intangible assets associated with this acquisition totaled $ 1.0 million.

The following unaudited pro forma financial information reflects the results of operations for the three and six months ended June 30, 2001 and 2000 as if the acquisition had occurred on January 1, 2000. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2000, and may not be indicative of future operating results, (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net revenues	$84,470	$87,059	$180,687	$162,613
Net income	$6,335	$5,030	$10,990	$16,569

Net income per share:
Basic	$0.08	$0.07	$0.13	$0.23
Diluted	$0.07	$0.06	$0.13	$0.20

Weighted average shares:
Basic	83,020	71,260	83,055	70,707
Diluted	86,492	82,185	86,583	82,033

Definitive Agreement to Acquire PictureTel Corporation

In May 2001, the Company signed a definitive agreement to acquire PictureTel Corporation (PictureTel), a leader in integrated collaboration.  Under the terms of the agreement, the Company has commenced an offer to purchase all of the outstanding shares of PictureTel for a combination of 0.1177 shares of Polycom common stock and $3.11 in cash to be exchanged for each share of PictureTel.  In total, if the acquisition is completed, approximately 6.4 million shares of the Company’s common stock and $179 million in cash will be exchanged for all outstanding shares of PictureTel and the Company will assume PictureTel’s outstanding stock options, issued under PictureTel’s employee stock option plans, exercisable into approximately 1.3 million shares of the Company’s common stock.  The estimated purchase price for the transaction is approximately $393 million.  The completion of the acquisition, which has been approved by the boards of directors of both companies, is subject to the tender of a majority of the outstanding fully-diluted shares of PictureTel common stock and other customary closing conditions, including obtaining applicable regulatory approval.  In addition, this transaction is intended to be accounted for as a purchase business combination and is a taxable transaction.  The company anticipates that this acquisition will be completed by the end of 2001, subject to the timing of obtaining applicable regulatory approvals. On July 13, 2001, the Department of Justice requested additional information and documentary material in connection with its review of the proposed transaction, which request has extended the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act.

9.          ACQUISITION-RELATED CHARGES

In the six months ended June 30, 2001, related to the completion of the acquisitions of Accord Networks Ltd. and Circa Communications Ltd., the Company recognized a charge of $11,044,000 for the acquisition-related costs including cost of actions designed to improve our combined competitiveness, productivity and future profitability. These acquisition-related actions included the elimination of redundant and excess facilities and workforce in our combined businesses and the elimination of redundant assets. The components of this charge included facilities charges of $841,000, severance costs of $328,000, asset impairments of $1,108,000, asset write-offs of $771,000, other exit costs of $309,000 and merger-related transaction and period expenses of $7,687,000. Planned workforce reductions were completed in July 2001. Facility charges were primarily comprised of lease termination costs and are scheduled to be complete by March 2002.  Asset write-offs and asset impairments were principally related to the elimination of redundant or excess equipment.  Other exit costs were related to payment obligations that carry no future benefit to the combined operations and are scheduled to be complete by March 2002. Merger-related transaction and period expenses principally consisted of financial advisory, accounting and legal fees, and other direct merger-related expenses incurred in the period.

The following table summarizes the status of the Company’s acquisition-related costs in thousands:

	Facilities Charges	Severance Cost	Asset Impairment	Asset Write-off	Other Exit Costs	Merger Fees & Exp

2000 Charges	$ ---	$ ---	$ ---	$ ---	$ ---	$4,768
2000 Usage	---	---	---	---	---	(301)

Balance at 12/31/2000	---	---	---	---	---	4,467

Charges in six months ended 6/30/2001	841	328	1,108	771	309	7,687
Usage in six months ended 6/30/2001	---	(100)	(1,108)	(771)	(45)	(11,417)

Balance at 6/30/2001	$841	$228	$ ---	$ ---	$264	$737

10.        INCOME TAXES

The provision for income taxes was $2.6 million for the three months ended June 30, 2001 and $5.7 million for the same period of 2000.  For the six month period ended June 30, 2001, the provision for income taxes was $8.3 million compared to $11.4 million for the same period last year.  The decreases in the provision for income taxes for both the three month and six month periods were due to our lower profitability and a decrease in our effective tax rate from 31% in 2000 to 29% for 2001.  This decrease was offset by an unfavorable impact of nondeductible expenses from a tax perspective associated with the acquisition-related activities and litigation settlement expenses.

11.        STOCK OPTION EXCHANGE PROGRAM

On May 21, 2001, the Company commenced a voluntary stock option exchange program to certain eligible employees and consultants of the Company. Under the program, eligible employees and consultants  were  given the option to cancel each outstanding stock option previously granted to them at an exercise price greater than or equal to $23.55 per share, in exchange for 0.85 new options to buy shares of the Company’s common stock to be granted on December 26, 2001, six months and one day from June 25, 2001, the date the old options were cancelled. The exercise price of these new options will be equal to the fair market value of the Company’s common stock on the date of grant. In total, 1.1 million stock options were cancelled as a result of this program.  The exchange program is not expected to result in any additional compensation charges or variable plan accounting.

12.        RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).   SFAS 133, as amended by SFAS 138, established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for the fiscal years beginning after June 15, 2000.  We adopted this pronouncement on January 1, 2001.  This adoption did not have a material impact on our consolidated financial position, results of operations and cash flows.

In June 2001, the FASB Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-25 (“EITF 00-25”), “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.”  EITF 00-25 established the treatment in the income statement of vendor consideration to resellers of a vendor’s products.  EITF 00-25 is effective for the interim and year end periods beginning after December 15, 2001.  The Company has not yet determined the impact that adoption of this issue will have on the Company’s consolidated financial position, results of operations and cash flows.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after March 15, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach.  In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles.  The Company has not yet determined the impact of SFAS 142 on the Company’s consolidated financial position, results of operations and cash flows.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.  EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934.  THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE MIX, GROSS MARGINS AND OPERATING COSTS AND EXPENSES.  OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "OTHER FACTORS AFFECTING FUTURE OPERATIONS" IN THIS DOCUMENT AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS POLYCOM FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 AND OUR SUBSEQUENT REPORTS ON FORM 10-Q.

Overview

             We were incorporated in December 1990. We were engaged principally in research and development from inception through September 1992, when we began volume shipments of our first voice communications product, the SoundStation.  Currently, our voice communications products consist principally of the SoundStation, SoundStation EX, SoundStation Premier, SoundStation Premier EX, SoundStation IP, VoiceStation 100, SoundPoint, SoundPoint Pro and SoundPoint IP. In January 1998, we completed the acquisition of ViaVideo, a development stage company that designed and developed high-quality, low-cost, easy-to-use, group video communications systems. In February 1998, we began customer shipments of the ViewStation products. Currently, our video communications products consist principally of the ViewStation 128, ViewStation 512, ViewStation V.35, ViewStation MP, ViewStation SP, ViewStation FX, VS 4000, Visual Concert PC and ViaVideo. In December 1999, we acquired Atlas Communication Engines, Inc., a privately-held, OEM supplier of integrated access devices (IADs), and an emerging supplier of digital subscriber line (DSL) routers.  Polycom’s NetEngine line of IADs and DSL routers, which comprise our network access product family, provides voice and data over DSL networks.  In February 2001, we acquired Accord Networks Ltd., a leading provider of next-generation, rich-media network products that enable Internet Protocol and other network voice and video communications in both the customer premises and service provider markets.  Accord’s product line has become our network systems product family.

             We anticipate that our ViewStation, Network Systems, SoundStation and NetEngine products will continue to account for substantially all of our net revenues for at least the next twelve months. See Note 5 to the condensed consolidated financial statements.  Any factor adversely affecting the demand or supply for these products would harm our business, financial condition, cash flows and results of operations.

Results of Operations

             The following table sets forth, as a percentage of net revenues, consolidated statement of income data for the periods indicated.

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Net revenues	100%	100%	100%	100%
Cost of net revenues	43	43	43	43

Gross profit	57	57	57	57

Operating expenses:
Sales and marketing	21	20	20	20
Research and development	16	12	15	11
General and administrative	5	6	5	6
Acquisition-related costs	2	0	6	0
Purchased in-process research and development	3	0	1	0
Amortization of goodwill and purchased intangibles	1	0	1	0
Litigation settlement costs	0	7	0	4
Litigation reserve release	0	0	0	(1)

Total operating expenses	48	45	48	40

Operating income	9	12	9	17

Interest income, net	4	1	4	1
Other investments adjustment	(2)	0	(1)	0
Other income (expense)	(1)	0	0	0

Income before provision for income taxes	10	13	12	18
Provision for income taxes	3	7	5	7

Net income	7%	6%	7%	11%

Net Revenues

             Net revenues for the three months ended June 30, 2001 decreased 3% over the same period of 2000.  This decrease was due primarily to lower volume shipments of video and voice communication products particularly in the North America region.  This decrease was largely offset by an increase in shipments of the network systems product line.  We believe the lower sales of video and voice products were due principally to a reduction in capital spending in the United States due to the slowdown in economic activity over last year.  Overall, we experienced a decrease in shipments in North America and Latin America, which was largely offset by increases in Europe and Asia.

             Net revenues for the six months ended June 30, 2001 increased 11% over the same period last year.  This growth was due primarily to growth in the network systems products and, to a lesser extent, network access products.  This growth was offset  by decreases in the video and voice communication product lines.  The lower sales of video and voice products were due to a reduction in capital spending in the United States due to the slowdown in economic activity over last year.

             A major contributor to the expected growth of the broadband market has been the deployment of DSL.  Beginning in the second half of 2000 and continuing through the first half of 2001, most DSL providers experienced delays in delivering their service, which caused financial difficulty for these companies.  These DSL providers are customers of our network access products both directly and through OEM providers we use as resellers.  These service delays slowed the expected growth in this market which in turn slowed sales of our network access products.  These conditions limited the sales growth of our network access products in the three and six month periods ending June 30, 2001, with revenues decreasing significantly in the first and second quarters, and will likely negatively affect sales of our access products the remainder of the year.

             In the three and six months ended June 30, 2001 and 2000, we derived all of our net revenues from sales of our video communication, voice communication, network systems and network access products.  No customer accounted for more than 10% of our net revenues for the three or six month periods ended June 30, 2001 or for the comparable period last year.  See Note 5 of the notes to the condensed consolidated financial statements (unaudited).

             Our business is subject to the risks arising from domestic and global economic conditions.  Recently, economic growth in the United States has slowed to the point where industries are delaying or reducing technology purchases.  The impact of this slowdown on us is difficult to predict.  If our customers delay ordering our products, we will  experience decreased revenue and profitability for any given quarter in 2001 or for the entire year and beyond.  For example, we experienced a revenue decrease in the three month period ended June 30, 2001 when compared to the three month period ended June 30, 2000, and a profitability decrease in the six month period ended June 30, 2001 when compared to the six month period ended June 30, 2000.  These conditions have negatively affected our business and profitability in the first half of 2001 and will in the future if these conditions persist.  In addition, weakness in the end-user market could negatively affect the cash flow of our reseller customers who could, in turn, delay paying their obligations to us which we believe occurred in the first half of 2001.  If these conditions continue, our credit risk exposure would increase which could harm our profitability and financial condition.

             International net revenues (revenues outside of North America) accounted for 41% of total net revenues for the three months ended June 30, 2001 and 31% of total net revenues for the three months ended June 30, 2000.  For the six months ended June 30, 2001, international net revenues accounted for 40% of total net revenues compared to 34% for the comparable period last year.  The improvement in the international component of our revenue was due to reductions in North America sales and to growth in Asia and Europe of sales of our video communications and network systems products.

             We anticipate that international sales will continue to account for a significant portion of total net revenues for the foreseeable future, and we plan to further expand our operations in Europe, Asia and Latin America during the second half of 2001. International sales, however, are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Additionally, international net revenues may fluctuate as a percentage of net revenues in the future as we introduce new products, since we expect to initially introduce such products in North America and also because of the additional time required for product homologation and regulatory approvals of new products in international markets.  To the extent we are unable to expand international sales in a timely and cost-effective manner, our business could be harmed. We cannot assure you that we will be able to maintain or increase international market demand for our products.  Additionally, to date, a substantial majority of our international sales has been denominated in U.S. currency; however, if international sales were denominated in local currencies in the future, these transactions would be subject to currency fluctuation risks.  To date, the establishment of the European Currency Unit (the "Euro") by the European Union as the common legal currency in Europe has not had any significant impact on us because a substantial majority of our international sales are denominated in U.S. currency.  However, there may be an impact in the future due to the recent weakening of the Euro against the dollar as this requires customers to convert a greater number Euros into dollars to settle their outstanding debts to us.

Cost of Net Revenues

             Cost of net revenues consists primarily of contract manufacturer costs including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense and an allocation of overhead expenses.   The cost of net revenues as a percentage of total net revenues for the three and six month periods ended June 30, 2001 was 43% which was consistent with the same period of 2000.  In this area, gross margin improvements due to an increased contribution of the higher margin products such as our network systems products were offset by increased sales from our lower margin network access products.  In addition, we reduced production levels in the three months ended June 30, 2001 from levels in earlier periods due to the slowdown in purchasing in the North American market.  This reduction created unfavorable manufacturing variances, which negatively impacted our cost of net revenues.  Further, in the three and six month periods ended June 30, 2001, we recorded provisions for inventory value loss associated with our network access products, which also negatively impacted our cost of net revenues as a percentage of net revenues.

             Forecasting future gross margin percentages is difficult. While we expect that our future overall cost of net revenues percentage will be within a few percentage points of the current level, there are a number of risks associated with maintaining our current gross margin levels. For example, uncertainties surrounding revenue levels and related production level variances, competition, changes in technology, changes in product mix, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs and timing of sales over the next few quarters can cause our cost of net revenues percentage to fluctuate significantly.  Additionally, our IAD and DSL equipment products, VoIP products and other desktop products have a significantly higher cost of net revenue percentage than our network systems, ViewStation and SoundStation products. If our IAD, DSL, VoIP and other desktop products grow to become a significant portion of our revenue stream, this will have a negative effect on our future cost of net revenues percentages. Also, we may reduce prices on our products in the future for competitive reasons or to stimulate demand, which could increase our cost of net revenues percentage.  However, we cannot assure you that any of these potential price reductions would offset competitive pressures or stimulate demand. In addition, cost variances associated with the manufacturing ramp of new products, such as the NetEngine, VoiceStation 100, SoundPoint IP or any other new product, could occur which would increase our cost of net revenues percentage. Further, gross margins associated with the ViaVideo, ViewStation SP and the SoundPoint Pro are lower than the targeted gross margins of our product portfolio, while the gross margins for the network systems products are higher than or closer to our targeted gross margins. The proportional contribution of these products to our product mix can have a significant impact on our overall gross margins as it did in the three and six month periods ended June 30, 2001.  In addition to the uncertainties listed above, cost of net revenues as a percentage of net revenues may increase due to a change in the mix of distribution channels and the mix of international versus North American revenues.

Sales and Marketing Expenses

	Three Months Ended			Six Months Ended

$ in thousands	June 30, 2001	June 30, 2000	Increase (Decrease)	June 30, 2001	June 30, 2000	Increase (Decrease)

Expenses	$17,436	$17,742	(2)%	$36,049	$32,369	11%

% of Net Revenues	21%	20%	1%	20%	20%	0%

             Sales and marketing expenses consist primarily of salaries and commissions for our sales force, advertising and promotional expenses, product marketing, an allocation of overhead expenses and customer service and support costs.  The decrease in sales and marketing expenses in absolute dollars in the three months ended June 30, 2001 over the comparable period of 2000 was primarily related to decreased advertising and promotional expenditures for our video communication and network access products.  This was offset by increases in advertising for our network systems products and an increase in our investment in our worldwide sales effort.

             For the six month period ended June 30, 2001, sales and marketing expenditures increased 11% over the same period of 2000.  This increase was primarily attributable to increased advertising and selling expenses associated with our network systems and network access product lines. This increase was offset by reduced expenditures for our video and voice communication products.

             We expect to continue to increase our sales and marketing expenses in absolute dollar amounts in an effort to expand North American and international markets, market new products, establish and expand distribution channels and significantly increase end user sales focus.  In addition, due to the innovative nature of our ViaVideo, ViewStation, network systems and VoIP products, we believe we will incur additional expenses for sales and marketing, especially advertising, to educate potential customers as to the desirability of these products over competing products and technologies. Also, we will further invest in the international markets, increasing the absolute dollars spent in this area.

Research and Development Expenses

	Three Months Ended			Six Months Ended

	June 30, 2001	June 30, 2000	Increase (Decrease)	June 30, 2001	June 30, 2000	Increase (Decrease)
$ in thousands

Expenses	$13,671	$10,219	34%	$27,861	$19,185	45%

% of Net Revenues	16%	12%	4%	15%	11%	4%

             Research and development expenses consist primarily of compensation costs, consulting fees, depreciation and an allocation of overhead expenses. Expense increases in network systems, video, and voice product development all contributed to the total increase in research and development expense for the three months ended June 30, 2001 over the same period of 2000.  This was offset slightly by a decrease in spending associated with the network access product line.  Individually, the increase in network systems product development expenditures accounted for 50% of the total change, video communication product development expenditures accounted for 45% of the total change, voice communications accounted for 12% of the total change while the negative impact from network access accounted for 7% of the total change.

             For the six months ended June 30, 2001, increases in research and development expenses for all product lines contributed to the overall increase over the same period last year.  Individually, the increase in network systems product development expenditures accounted for 42% of the total increase, video communication product development expenditures accounted for 37% of the total increase, network access development expenditures accounted for 13% of the total increase and the increase in voice communications accounted for the remaining 8% of the total increase.  In all periods presented, all research and development costs have been expensed as incurred.

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

General and Administrative Expenses

	Three Months Ended			Six Months Ended

	June 30, 2001	June 30, 2000	Increase (Decrease)	June 30, 2001	June 30, 2000	Increase (Decrease)
$ in thousands

Expenses	$4,407	$4,789	(8)%	$9,162	$9,364	(2)%

% of Net Revenues	5%	6%	(1)%	5%	6%	(1)%

             General and administrative expenses consist primarily of compensation costs, allocation of overhead expenses, bad debt write-offs, legal expenses and accounting expenses. The decrease in general and administrative expenses in the three and six month periods ended June 30, 2001 over the same periods of 2000 was due to lower expenditures associated with the implementation of the enterprise resource planning system implemented in 2000 offset by costs associated with increased staffing and other infrastructure costs.

             We believe that our general and administrative expenses will increase in absolute dollar amounts in the future primarily as a result of expansion of our administrative staff and other costs to support a larger company.  These additional charges include  expenses related to integrating acquired companies, expansions of our information systems and infrastructure charges related to the significant investments being made in the international regions.  Additionally, write-offs associated with bad debt are difficult, if not impossible, to predict and material write-offs could increase general and administrative costs significantly.

Acquisition-related Expenses

             We incurred acquisition-related expenses totaling $1.4 million in the three months ended June 30, 2001 and $11.0 million in the six months ended June 30, 2001.  These costs were associated with the acquisitions of Accord Networks Ltd and Circa Communications Ltd.  For the six months ended June 30, 2001, these expenses consisted of $2.3 million of restructuring charges, $1.1 million of asset impairment charges, and $7.6 million of other acquisition costs including outside financial advisory, legal and accounting services.  We expect further material acquisitions related expenses associated with the acquisition of Accord Networks Ltd. and Circa Communications Ltd, as well as the pending acquisition of PictureTel Corporation.

Purchased In-process Research and Development

             In the three and six month periods ending June 30, 2001, we incurred charges totaling $2.5 million for in-process research and development. This research and development was acquired as part of the acquisition of Circa Communication Ltd.  The amount allocated to purchased research and development was determined through established valuation techniques in the high-technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

Amortization of Goodwill and Other Purchased Intangibles

             In the three and six month periods ending June 30, 2001, we recorded $1.0 million for the amortization of goodwill and intangibles related to the acquisition of Circa Communications Ltd.  Goodwill and other intangible assets are being amortized to expense over their estimated useful lives of three years.

Litigation Settlement Costs

             In the three months ended June 30, 2000, Accord Networks Ltd. recorded a charge for $6.5 million resulting from the settlement of a patent infringement lawsuit on June 16, 2000.

Litigation Reserve Release

             In the first quarter of 2000, we released a $1.8 million accrual associated with expenses we estimated we would incur in connection with a specific lawsuit.  The liability no longer existed so the estimated expense accrual was released to the statement of income.

Interest Income, Net

             Interest income, net consists of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts and interest expense from our credit facilities.  Interest income, net of interest expense, was $3.2 million in the three months ended June 30, 2001 and $7.2 million for the six months ended June 30, 2001.  This compares to $0.8 million and $1.6 million for the comparable periods last year, respectively.  The increase in interest income, net was due primarily to changes in average cash and investment balances throughout the year, the most significant of which was our secondary stock offering which raised $148.3 million in the third quarter of 2000 and the initial public offering of Accord Networks in mid-2000, which raised $54.9 million.

Other Investments Adjustment

             Throughout the year ended December 31, 2000, we made various investments in private companies that are included in “Other investments” in our balance sheet.  In accordance with Generally Accepted Accounting Principles (GAAP), we monitor the value of these investments for impairment and make appropriate reductions in carrying value when necessary.  During the three months ended June 30, 2001, we determined that the value of these investments became impaired and we reduced the carrying amount by $1.5 million.

Provision for Income Taxes

             The provision for income taxes was $2.6 million for the three months ended June 30, 2001 and $5.7 million for the same period of 2000.  For the six month period ended June 30, 2001, the provision for income taxes was $8.3 million compared to $11.4 million for the same period last year.  The decreases in the provision for income taxes for both the three month and six month periods were due to our lower profitability and a decrease in our effective tax rate from 31% in 2000 to 29% for 2001.  This decrease was offset by an unfavorable impact of nondeductible expenses from a tax perspective associated with the acquisition-related activities and litigation settlement expenses.

Liquidity and Capital Resources

             As of June 30, 2001, our principal sources of liquidity included cash and cash equivalents of $116.4 million, short-term investments of $84.9 million and long-term investments of $79.3 million.  Additionally, we have a $15.0 million line of credit with a bank and $4.6 million in other investments related to non-marketable equity securities.  The line of credit facility contains provisions that require the maintenance of certain financial ratios and profitability requirements. As of June 30, 2001, we were in compliance with these covenants.

             We generated cash from operating activities totaling $22.8 million in the first six months of 2001 compared to $21.8 million in the same period of 2000.  The improvement in cash from operating activities when comparing these two periods was due primarily to a reduction in trade receivables and deferred taxes and slower growth in inventories and prepaid expenses and other current assets.  This improvement was offset by a decrease in net income before non-cash items, a net reduction in liabilities in the current six month period compared to an increase in liabilities for the same period in 2000.

             The total net change in cash and cash equivalents for the six months ended June 30, 2001 was a decrease of $73.0 million.  The primary uses of cash during this period were $57.4 million for net purchases of investments, $41.5 million for the purchase of convertible notes receivable from PictureTel and $5.1 million for purchases of property, plant and equipment.  The primary sources of cash were $22.8 million from operating activities, $1.4 million assumed in the purchase of Circa Communications Ltd. and $6.9 million associated with the exercise of stock options and purchases under the employee stock purchase plan.  The positive cash from operating activities was primarily the result of net income before considering non-cash expenses (such as depreciation, amortization, the provision for doubtful accounts, other investments adjustment, the write-off of in-process research and development and the tax benefits from the exercise of employee stock options), lower trade receivables and lower deferred taxes, offset by a net decrease in total current liabilities (including accounts payable), an increase in inventories, and an increase in prepaid and other assets.

             In connection with Polycom’s announced agreement to acquire PictureTel, we have issued letters of credit under our bank credit facility, totaling $8.4 million, to guarantee certain obligations of PictureTel.  Other material commitments consist of obligations under our operating leases.  We also maintain, from time to time, commercial letters of credit as payments for the importation of certain products.  These amounts do not exceed $100,000 and are outstanding less than 120 days.  In addition, our bank has issued letters of credit to secure the leases on some of our offices.  These letters of credit total less than $100,000 and are secured by our credit facilities or cash deposits with our banks.

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

Recent Developments

             In May 2001, we signed a definitive agreement to acquire PictureTel Corporation (PictureTel), a leader in integrated collaboration.  Under the terms of the agreement, we have commenced an offer to purchase all of the outstanding shares of PictureTel for a combination of 0.1177 shares of our common stock and $3.11 in cash to be exchanged for each share of PictureTel.  In total, if the acquisition is completed, approximately 6.4 million shares of our common stock and $179 million in cash will be exchanged for all outstanding shares of PictureTel and we will assume PictureTel’s outstanding stock options, issued under PictureTel’s employee stock option plans, exercisable into approximately 1.3 million shares of our common stock.  The estimated purchase price for the transaction is approximately $393 million.  The completion of the acquisition, which has been approved by the boards of directors of both companies, is subject to the tender of a majority of the outstanding fully-diluted shares of PictureTel common stock and other customary closing conditions, including obtaining applicable regulatory approval.  In addition, this transaction is intended to be accounted for as a purchase business combination and is a taxable transaction.  We anticipate that this acquisition will be completed by the end of 2001, subject to the timing of obtaining applicable regulatory approvals. On July 13, 2001, the Department of Justice requested additional information and documentary material in connection with its review of the proposed transaction, which request has extended the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act.

Recent Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).   SFAS 133, as amended by SFAS 138, established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for the fiscal years beginning after June 15, 2000.  We adopted this pronouncement on January 1, 2001.  This adoption did not have a material impact on our consolidated financial position, results of operations and cash flows.

             In June 2001, the FASB Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-25 (“EITF 00-25”), “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.”  EITF 00-25 established the treatment in the income statement of vendor consideration to resellers of a vendor’s products.  EITF 00-25 is effective for the interim and year end periods beginning after December 15, 2001.  We have not yet determined the impact that adoption of this issue will have on the Company’s consolidated financial position, results of operations and cash flows.

             In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

             In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after March 15, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach.  In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles.  We have not yet determined the impact of SFAS 142 on the Company’s consolidated financial position, results of operations and cash flows.

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

             Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future as a result of a number of factors. These factors include:

•	changes in general economic conditions, as has been the case recently, and specific economic conditions prevailing in the broadband communications industry and other technology industries;

•	market acceptance of new product introductions and product enhancements by us or our competitors;

•	our prices and those of our competitors' products;

•	the timing and size of the orders for our products;

•	the mix of products sold;

•	fluctuations in the level of international sales;

•	the delay in the rollout of digital subscriber line, or DSL, technology;

•	the cost and availability of components;

•	manufacturing costs;

•	the level and cost of warranty claims;

•	changes in our distribution network;

•	fluctuations in demand for our products;

•	the levels of inventory of our products that resellers are willing to maintain;

•	our distribution channels reducing their inventory levels;

•	slowing sales by our resellers to their customers, placing further pressure on our resellers to minimize inventory levels and reduce purchases of our products;

•	the impact of seasonality; and

•	the level of royalties to third parties.

             Although we have had significant sequential revenue growth in the recent quarters prior to the quarter ended March 31, 2001, fluctuations in our quarterly operating results due to these or other factors could prevent us from sustaining these growth rates or meeting our expectations, and you should not use these past results to predict future operating margins and results. For example, we experienced a revenue decrease in the three month period ended June 30, 2001 when compared to the three month period ended June 30, 2000, and a profitability decrease in the six month period ended June 30, 2001 when compared to the six month period ended June 30, 2000.  The third quarter of 2001 is subject to similar risks, particularly if the economic slowdown continues. Further, our quarterly revenues and operating results depend upon the volume and timing of customer orders received during a given quarter, and the percentage of each order which we are able to ship and recognize as revenue during each quarter, each of which is difficult to forecast. In addition, the majority of our orders in a given quarter historically have been shipped in the third month of that quarter. If this trend continues, any failure or delay in the closing of orders during the last part of a quarter will seriously harm our business.

             Some of our products have experienced seasonal fluctuations which have affected sequential growth rates for these products. For example, there appears to be a slow down in the summer quarter for our products in the European region. In addition, sales of our video communications products appear to decline in the first quarter of the year compared to the fourth quarter of the prior year. These fluctuations negatively affect our business during those quarters which could cause operating results to fall short of anticipated results and would have a negative impact on our stock price.

             As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not a good predictor of our future performance. If our future operating results are below the expectations of stock market analysts, our stock price will decline.

General economic conditions may reduce our revenues and harm our business.

             As our business has grown, we have become increasingly subject to adverse changes in general economic conditions, which can result in reductions in capital expenditures by our end-user customers, longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. These factors adversely impacted our operating results in the first and second quarters of 2001, and, if the current economic slowdown continues or worsens, these factors will continue to adversely affect our business and results of operations. In addition, we also face the risk that our resellers have built up inventories in anticipation of a growth in sales. If such sales growth does not occur as anticipated by these resellers for any reason, including the current slowdown in economic growth that began in the fourth quarter of 2000 and is expected to continue for  the remainder of 2001, these resellers may substantially decrease the amount of product ordered in subsequent periods or product returns may exceed historical or predicted levels, which would harm our business. As such, sales to end users by our channel partners in the first half of 2001 thus far have not been strong, and therefore, we believe our channel partners will reduce their inventory levels substantially in the future, including in the third quarter of 2001.

Difficulty in estimating customer orders could harm our operating results.

             We typically ship products within a short time after we receive an order and historically have had no material backlog. As a result, backlog, at any point in time, is not a good indicator of future net revenues, and net revenues for any particular quarter cannot be predicted with any degree of accuracy. Additionally, orders from our reseller customers are based on the level of demand from end-users. The uncertainty of end-user demand means that any quarter could be significantly negatively impacted by lower end-user orders, which could in turn negatively affect orders we receive from our resellers. Accordingly, our expectations for both short– and long-term future net revenues are based almost exclusively on our own estimate of future demand and not on firm reseller orders. Expense levels are based, in part, on these estimates. Since a majority of our customer orders are received in the last month of a quarter, we are limited in our ability to reduce expenses quickly if for any reason orders and net revenues do not meet our expectations in a particular period. In addition, we have historically experienced a lag in demand during the summer months, which adds to the level of difficulty in predicting revenue levels.

We depend on distributors and resellers to sell our products, and we are subject to risks associated with their inventories of our products, their product sell-through and the success of their businesses.

             We sell a significant amount of our products to distributors and resellers who maintain their own inventory of products for sale to dealers and end-users. A substantial percentage of the total products sold during a particular quarter consists of distributor and reseller stocking orders. We typically provide special cost or early payment incentives for distributors and resellers to purchase the minimum or more than the minimum quantities contemplated under their agreements with us. If these distributors and resellers are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if distributors and resellers decide to decrease their inventories for numerous reasons, including the current slowdown in economic growth that began in the fourth quarter of 2000 and is expected to continue for most of the remainder of 2001, it would negatively affect the volume of our sales to these distributors and resellers and also negatively affect our net revenues which could harm our business. These conditions negatively affected our business and operating results in the first and second quarters of 2001, and we are uncertain about how long these conditions will impact our business for the remainder of 2001. Also, if we choose to eliminate or reduce stocking incentive programs, quarterly revenues may fail to meet our expectations or be lower than historical levels.

             Our revenue estimates are based largely on end-user sales reports that our distributors and resellers provide to us on a monthly basis. To date, we believe this data has been generally accurate in North America but less reliable outside of this region. To the extent that this sales–out and channel inventory data is inaccurate in either North America or outside of North America, we may not be able to make revenue estimates or may find that our previous estimates were inaccurate.

             Many of our distributors and resellers that carry multiple Polycom products, and from whom we derive significant revenues, are undercapitalized. The failure of these businesses to establish and sustain profitability or obtain financing could have a significant negative effect on our future revenue levels and profitability. The economic slowdown in the United States, and its potential negative economic impact on the rest of the world, could cause more of our customers' businesses to fail which would harm our business.

             Lucent Technologies, one of our larger resellers, accounted for 11% of our net revenues in the three months ended December 31, 2000, primarily related to Lucent's purchases of our network access products during that period. In addition, Lucent accounted for 10% of net revenues in both 1999 and 1998. In the three and six months ended June 30, 2001, the amount of orders we received from Lucent dropped significantly which had a negative effect on our revenues and profitability. If Lucent Technologies continues to limit its purchases of our products due to the current economic slowdown or any other factor, it will continue to harm our business.

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

             A major contributor to the expected growth of the broadband distribution market has been the deployment of digital subscriber lines, or DSL. Beginning in the second half of 2000 and continuing into the first half of 2001, some DSL providers experienced delays in delivering their service which caused financial troubles for these companies. These DSL providers are customers of our network access products through original equipment manufacturers we use as resellers. These service delays slowed the expected growth in this market, which in turn slowed sales of our network access products. If these conditions persist, they will negatively impact revenues from our network access products.

             The announced transaction with PictureTel could create confusion among our reseller customers due to the potential uncertainties concerning our and PictureTel's product offerings.  This confusion may lead to delays in ordering our existing products, which would negatively affect our revenues, which would harm our business.

We may experience delays in product introductions and our products may contain defects which could adversely affect market acceptance for these products and our reputation and seriously harm our results of operations.

             Since the beginning of 1998, our revenue growth has been due in large part to new video communications product introductions. Although we are continuing to introduce new products, such as the ViaVideo, ViewStation 4000, ViewStation FX, SoundPoint Pro 3.0, Visual Concert PC, SoundStation IP, Voice Station 100 and our new voice over internet protocol, or VoIP, products, we cannot assure you that new product releases will be timely or that they will be made at all. In fact, the ViewStation FX and ViaVideo were delayed from their original release dates, which we believe negatively affected our net revenues in 2000. Additionally, we cannot assure you that any new or existing product introductions will be free from defects or produce the revenue growth experienced in 1999 and 2000.

             In the past we have experienced other delays in the introduction of certain new products and enhancements and believe that such delays may occur in the future. For instance, we experienced delays in introducing the ViewStation MP and WebStation in 1998 from their original expected release dates due to unforeseen technology and manufacturing ramping issues. Similar delays occurred during the introduction of the ShowStation IP, SoundStation Premier and ShowStation, affecting the first customer ship dates of these products. We also had delays in introducing our SoundStation IP product, which we believe negatively impacted our sales revenue in the first quarter of 2001. Any similar delays in the future for other new product offerings such as VoIP, desktop or other product line extensions could adversely affect market acceptance for these products and our reputation and seriously harm our results of operations. Further, due to the dynamic nature of the network access market sector, any delays in enhancements to our NetEngine product line extensions would seriously harm our business.

We have limited supply sources for some key components of our products, and our operations could be harmed by supply interruptions, component defects or unavailability of these components.

             Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. We also obtain certain plastic housings, metal castings and other components from suppliers located in Singapore and China, and any political or economic instability in that region in the future, or future import restrictions, may cause delays or an inability to obtain these supplies. We have no supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. We and our contract manufacturers have had limited experience purchasing volume supplies of various components for our products and some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In the event that we, or our contract manufacturers, were unable to obtain sufficient supplies of components or develop alternative sources as needed, our operating results could be seriously harmed. In particular, in 2000, we encountered some development delays and component shortages relating to our network access products, and if such conditions continue, our business will suffer. Moreover, our operating results would be seriously harmed by receipt of a significant number of defective components, an increase in component prices or our inability to obtain lower component prices in response to competitive price reductions. Additionally, our video communications products are designed based on integrated circuits produced by Philips and video equipment produced by Sony. If we could no longer obtain integrated circuits or video equipment from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we cannot assure you that we would be successful in obtaining these components from alternative sources in a timely or cost-effective manner. Additionally, both Sony and Philips are our competitors in the video communications industry, which may adversely affect our ability to obtain necessary components. The failure to obtain adequate supplies could prevent or delay product shipments, which could harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products, in particular, our network access products. Any delays in the availability of these key components could harm our business.

We rely on third-party license agreements and termination or impairment of these agreements may cause delays or reductions in product introductions or shipments which would harm our business.

             We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from RADVision, VTEL, Telesoft, Omnitel, Adtran and EBSNet, video algorithm protocols from Real Networks and Ezenia!, development source code from Digital Equipment and Philips Semiconductor, audio algorithms from Lucent Technologies and Nortel Networks, communication software from DataBeam and Windows software from Microsoft. In addition, for our new network access products, we have interoperability agreements with Jetstream Communications and Tollbridge Technologies, and we depend significantly on these agreements and our ability to secure similar licenses from other gateway providers. These third-party software licenses may not continue to be available to us on commercially reasonable terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business.

Lower than expected market acceptance of our products and price competition would negatively impact our business.

             If our products are not accepted by the market, our profitability could be harmed. For example, we lowered the price of the ShowStation IP by 23% effective March 1999 due to market acceptance issues for this product. Similar price reductions and demand issues could occur for any of our products which could negatively impact our net revenues and profitability. Further, through the end of 2000, growth rates of voice and video product sales from our sales channels to end-users were significant. Future growth rates for these and our other products may not achieve these levels of growth.

             Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of conferencing equipment, network systems and network access devices. Although past price reductions have been driven by our desire to expand the market for our products, and we expect that in the future we may further reduce prices or introduce new products that carry lower margins in order to further expand the market or to respond to competitive pricing pressures, such actions may not have the desired impact.

International sales are accounting for an increasing portion or our net revenue, and risks inherent in international sales could harm our business.

             International sales are accounting for an increasing portion of our net revenues, and we anticipate that international sales will continue to account for a significant portion of our net revenues for the foreseeable future. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Additionally, international net revenues may fluctuate as a percentage of total net revenues in the future as we introduce new products.  This is because we expect to initially introduce any new products in North America and also because of the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, our business could be harmed. We cannot assure you that we will be able to maintain or increase international market demand for our products. Additionally, to date, a substantial majority of our international sales has been denominated in U.S. currency; however, if international sales were denominated in local currencies in the future, these transactions would be subject to currency fluctuation risks.

Our recent acquisitions of Accord Networks and Circa Communications could adversely impact our business, and our business could suffer as a result of future aquisitions, such as PictureTel Corporation.

             We completed the acquisition of Accord Networks Ltd., or Accord, on February 28, 2001 and completed the acquisition of Circa Communications Ltd., or Circa, on April 2, 2001. As a result of the completion of the Accord acquisition, we face additional risks that are set forth in the section entitled "Risk Factors," on pages 13-22 of the proxy statement/prospectus dated January 29, 2001, and filed with the Securities and Exchange Commission on January 29, 2001. These risks relate to the impact of the merger on our business, risks related to the operation of the combined company, and risks related to the business of Accord, including its operations in Israel. We face similar risks in the integration of Circa. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of Accord and Circa could also harm our business and results of operations.

             We may make additional acquisitions in the future. For example, as described above, we currently anticipate completing the acquisition of PictureTel Corporation by the end of 2001. Failure to achieve the anticipated benefits of this or any future acquisition or to successfully integrate the operations of PictureTel could also harm our business and results of operations.  We face a number of additional risks relating to the potential PictureTel acquisition which are set forth on pages 14-18 of the preliminary prospectus dated August 2, 2001, and filed as a part of Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 18, 2001.  Further, we cannot assure you that we will not incur material charges in future quarters to reflect additional costs associated with any future acquisitions we may make.

Conflicts with our channel partners could hurt sales of our products.

             We have various OEM agreements with some major telecommunications equipment manufacturers, such as Lucent Technologies, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create channel conflicts with our other distributors who directly compete with the OEM partner, which could adversely affect revenue from non-OEM channels. Because many of our distributors also sell equipment that competes with our products, the distributors could devote more attention to the other products, which could harm our business. For example, a significant amount of our network systems revenues are generated from sales to Tandberg and VCON which compete with us in the video communications product market. Due to this conflict, they may significantly reduce their orders to us for network systems products which could harm our business. Further, other channel conflicts could arise which cause distributors to devote resources to other non-Polycom communications equipment, which would negatively affect our business or results of operations.

             We currently have agreements with video communications equipment suppliers under which these equipment suppliers resell our SoundPoint PC voice products along with their video communications products. We compete with these equipment suppliers in the voice conferencing market and, as such, we cannot assure you that they will enter into future agreements to resell or supply any of our new or enhanced communication products. Further, some of our current video products and video products under development are directly competitive with the products of these suppliers. As a consequence, competition between these suppliers and us is likely to increase, resulting in a strain on the existing relationship between the companies. Any such strain could limit the potential contribution of these relationships to our business.

             We also have an agreement with Siemens under which Siemens resells our video communications products. We compete with Siemens in the network access products market, and we consequently cannot assure you that they will enter into future agreements with us to resell any of our new or enhanced video communications products. Further, some of our network access products currently under development are directly competitive with Siemens products. As a consequence, competition between Siemens and us is likely to increase, resulting in a strain on our relationship with Siemens. Any such strain could limit the potential contribution of our relationship with Siemens to our business.

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

             The markets for voice and video communications products, network systems and network access products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with DSL and integrated services digital network, or ISDN, compatibility, reseller training, technical and sales support as well as field support are also factors that may affect our success in this market. Further, the shift of communications from circuit-switched to IP-based wired and wireless technologies over time may require us to add new resellers and gain new core technological competencies. We are attempting to address these needs and the need to develop new products through our internal development efforts and joint developments with other companies. We cannot assure you that we will successfully identify new voice, video, network systems and network access product opportunities and develop and bring new voice, video, network systems and network access products to market in a timely manner. Additionally, we cannot assure you that competing technologies developed by others will not render our products or technologies obsolete or noncompetitive. The failure of our new voice, video, network systems and network access product development efforts and any inability to service or maintain the necessary third-party interoperability licenses would harm our business and results of operations.

Manufacturing disruption or capacity constraints would harm our business.

             We subcontract the manufacture of our SoundStation, SoundStation Premier, SoundPoint Pro, ViewStation, ViaVideo and our NetEngine access products to Celestica, a third-party contract manufacturer. We use Celestica's Thailand facilities, and should there be any disruption in services due to natural disaster or economic or political difficulties in Thailand or Asia, or for any other reason, such disruption would harm our business and results of operations. Also, Celestica is currently the sole source manufacturer of these products, and if this subcontractor experiences an interruption in operations or otherwise suffers from capacity constraints, we would experience a delay in shipping these products and we may not be able to meet any demand for our products, either of which could negatively affect revenues in the quarter of the disruption and harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations. Further, our network systems products are manufactured in Israel which is currently experiencing internal and external conflicts that include terrorist and military action. We could experience a manufacturing disruption due to acts associated with this conflict which could harm our business. In addition, certain technology used in our network systems products was developed through grants from the Office of the Chief Scientist in Israel. Under Israeli law, it is prohibited to transfer technology developed pursuant to these grants to any person without the prior written consent of the Office of the Chief Scientist. The grants also contain restrictions on the ability to manufacture products developed with these grants outside of Israel. Approval to manufacture such products outside of Israel, if granted, is generally subject to an increase in the total amount to be repaid to the Office of the Chief Scientist to between 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel. These restrictions on the ability to transfer technology to third parties or manufacture products outside Israel may adversely affect our operating results and significantly reduce the value of the technology developed under these grants.

Product obsolescence and other asset impairment can negatively affect our results of operation.

             We operate in a high technology industry which is subject to rapid and frequent technology changes. These technology changes can and do often render existing technologies obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the existing inventory cannot be sold at or above net realizable value. This situation occurred in the first and second quarters of 2001 when we recorded additional material excess and obsolescence charges associated with our inventory of network access products. This situation also occurred during the first quarter of 2000 for the ShowStation IP. In addition, if the introduction of our SoundPoint Pro product has a materially negative effect on the future sales of our SoundPoint product, our net revenues could be reduced and an excess and obsolescence issue concerning our SoundPoint inventory could result, which could lower our profitability. The potential for new products to render existing products obsolete or reduce the demand for existing products exists for every one of our products. In addition, we have made investments in private companies which we classify as "Other Investments" in our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies' industries and general market conditions. In  the second quarter of 2001, we recorded a charge of $1.5 million against earnings associated with the impairment of some of these investments.  Due to these and other factors, we have previously determined and may in the future determine that the value of these investments is impaired, which has caused and would cause us to write down the stated value of these investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business.

Failure to adequately service and support our products could harm our results of operations.

             Our recent growth has been due in large part to an expansion into products with more complex technologies and protocols, including our recently introduced network access products and our network systems products. This has increased the need for increased product warranty and service capabilities. If we cannot develop and train our internal support organization or maintain our relationship with our outside technical support, it could harm our business.

Our cash flow could fluctuate due to our ability to collect receivables.

             Over the past several quarters, we initiated significant investments in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our net revenues, as happened in 1999 and 2000, and in the first half of 2001, accounts receivable balances will likely increase over previous years. Additionally, sales in the network access, network systems and video communications industries typically have longer payment periods over our traditional experience in the voice communications market. Therefore, if network access, network systems and video products constitute a greater percentage of net revenues, accounts receivable balances will likely increase. These increases would cause our days sales outstanding to increase over prior years and will negatively affect future cash flows. Although we have been able to offset the effects of these influences through additional incentives offered to resellers at the end of the quarter in the form of prepaid discounts, these additional incentives have lowered our profitability and, given the slow down in the economy of the United States, many companies are opting to not take advantage of our incentives and instead preserve their liquidity. In addition, the economic slowdown in the U.S. may restrict the availability of capital which may delay our collections from our resellers beyond our historical experience, which would further harm our cash flow and days sales outstanding performance.

Our stock price fluctuates as a result of the conduct of our business and stock market fluctuations.

             The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of our common stock may be significantly affected by a variety of factors, including:

•	statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically;

•	the announcement of new products or product enhancements by us or our competitors;

•	technological innovations by us or our competitors;

•	quarterly variations in our results of operations;

•	general market conditions or market conditions specific to particular industries; and

•	domestic and international macroeconomic factors.

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

             Our business has grown in recent years through both internal expansion and acquisitions, and continued growth may cause a significant strain on our infrastructure and internal systems. To manage our growth effectively, we must continue to improve and expand our management information systems and continue resource additions such as headcount, capital and processes in a timely and efficient manner. We cannot assure you that resources will be available when we need them or that we will have sufficient capital to fund these resource needs. In addition, our success depends to a significant extent on the management skills of our executive officers and other members of our senior management. If we are unable to manage growth effectively, or we experience a shortfall in resources, our results of operations will be harmed.

If we fail to successfully compete, our business and results of operations would be significantly harmed.

             We have significant competition in the broadband communications industry, which is subject to rapid technological change. In video communications, our major competitors include NEC, PictureTel, RSI, Sony, Sun Microsystems, Tandberg, VCON, Gentner, Aethra and VTEL, as well as various smaller or new entrants such as Zydachron, Ivron, Imagecom, Videra, Broadband Networks and Motion Media Technology. Many of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video communications products. We believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco, MeetingOne, Microsoft, Nortel, 3Com, RealNetworks, Dell, Compaq or WebEx, that enable web-based or network-based video communications with low-cost digital camera systems. The market for voice communications equipment, particularly voiceconferencing products, is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. In voice communications, our major competitors include SoundGear, NEC, Gentner and other companies that offer lower cost, full-duplex speakerphones such as Lucent Technologies and Hello Direct. Hello Direct, one of our resellers, offers a competitive product under the Hello Direct name through an OEM relationship with Gentner. Most of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, all major telephony manufacturers produce hands-free speakerphone units that are lower cost than our voice communications products. Our network access products have significant competition from Adtran, Netopia, 3Com, Siemens and Cisco Systems and our network systems business has significant competition from Radvision, Avaya and Ezenia. Our network systems revenue is heavily dependent on purchases by our video product competitors. If these network systems' customers decide to reduce their purchases due to this or other potential competition, it will harm our business.

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

             In addition, our industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of intellectual property rights or positions, which have on occasion resulted in significant and often protracted and expensive litigation. In the past, we have been involved in such litigation, which adversely affected our operating results. For example, in November 1998, Videoserver, Inc., now known as Ezenia! Inc., filed a patent infringement claim against Accord's U.S. subsidiary, and Accord was subsequently added as a defendant. In June 2000, Accord and its U.S. subsidiary entered into a settlement agreement with Ezenia! under which the case was dismissed and Accord paid $6.5 million to Ezenia! We cannot assure you that we will prevail in any such litigation, that intellectual property claims will not be made against us in the future or that we will not be prohibited from using the technologies subject to any such claims or be required to obtain licenses and make corresponding royalty payments. In addition, the necessary management attention to and legal costs associated with litigation can have a significant adverse effect on operating results.

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

             The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations:

As of June 30, 2001:

		Expected Maturity
	2001	2002	2003 and beyond	Total

	(in thousands, except interest rates)
Assets
Cash and cash equivalents	116,388	---	---	116,388
Average interest rates	2.67%	---	---	2.67%
Short-term and long-term investments	72,649	63,356	27,134	163,139
Average interest rates	4.66%	5.11%	4.80%	4.86%
Convertible notes receivable	---	---	41,500	41,500
Average interest rates	---	---	8.00%	8.00%
Liabilities
Bank line of credit	---	---	---	---
Average interest rates	4.68%	---	---	4.68%

             The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected above based on the short maturities of these financial instruments.  We also hold a $1.1 million investment in publicly traded equity securities which was marked to market from our original $1.0 million investment value.  The market risk for this investment is driven by movements in the market price of this investment.

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

PART II            OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not Applicable.

Item 2. CHANGES IN SECURITIES

In connection with the completion of the acquisition of Circa Communications Ltd. completed on April 2, 2001, the Company issued an aggregate of 1,087,439 exchangeable shares in exchange for the outstanding shares of Circa capital stock, which holders may exchange for shares of Polycom common stock on a one-for-one basis at any time.  520,013 of these exchangeable shares have been placed into escrow, some of which are held as security for losses incurred by the Company in the event of certain breaches of the representations and warranties covered in the Share Purchase Agreement entered into between Polycom and Circa or certain other events, and the remainder of which would be released upon the satisfaction of certain revenue targets by the Company. The Polycom common stock for which the exchangeable shares may be exchanged was not registered under the Securities Act of 1933, as amended (the “Securities Act”), and was issued pursuant to an exemption from the registration requirements of the Securities Act afforded by Rule 506 under Regulation D of the Securities Act.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company distributed its Definitive Proxy Statement, Proxy and Annual Report to Stockholders on or about April 17, 2001 to each stockholder of record on March 26, 2001, for its Annual Meeting of Stockholders held May 17, 2001 at the close of business (the “Annual Meeting”).  At the Company’s Annual Meeting, the Stockholders were asked to consider five proposals.

The first proposal involved the election of directors.  The existing Board of Directors selected seven nominees nominated by the Nominating Committee of the Board of Direcvtors, all of whom ran unopposed and all of whom were then serving as directors of the Company.  The nominees of the Board, and the voting results with respect thereto, were:

Name	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

Robert C. Hagerty	49,256,482	50,109	0	0
Michael R. Kourey	49,256,082	50,509	0	0
Betsy S. Atkins	49,249,803	56,788	0	0
John Seely Brown	49,254,321	52,270	0	0
John A. Kelley	49,252,329	54,262	0	0
Stanley J. Meresman	49,255,421	51,170	0	0
William A. Owens	49,255,229	51,362	0	0

The second proposal was to amend the Company's 1996 Stock Incentive Plan to change the amount and characteristics of options granted to non-employee directors under the automatic grant program.  The results were:

For:	46,736,893
Against:	1,114,756
Abstentions:	1,454,942
Broker Non-Votes:	0

The third proposal was to amend the Company's 1996 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 2,500,000 shares.  The results were:

For:	34,008,613
Against:	2,421,627
Abstentions:	1,443,705
Broker Non-Votes:	11,432,646

The fourth proposal was to amend the Company's 1996 Stock Incentive Plan to permit the Company to undertake an exchange offer pursuant to which holders of options to purchase a maximum of 6,500,000 shares of the Company's Common Stock could elect to cancel such options in exchange for the grant of replacement options to purchase 0.85 shares of the Company's Common Stock for each cancelled option, with the replacement options to be granted no earlier than six (6) months and one (1) day following the cancellation date of the cancelled options.  The results were:

For:	33,751,226
Against:	3,955,765
Abstentions:	166,954
Broker Non-Votes:	11,432,646

The fifth and final proposal concerned the ratification of the Company’s independent accountants (PricewaterhouseCoopers LLP) for the fiscal year ending December 31, 2001. The results were:

For:	48,791,521
Against:	494,169
Abstentions:	20,901
Broker Non-Votes:	0

Item 5. OTHER INFORMATION

Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a)         List of Exhibits

Not Applicable

             (b)        Reports on Form 8-K:

A report on Form 8-K was filed on June 15, 2001, to report the restatement of the consolidated financial statements of Polycom, Inc. ("Polycom") as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000 together with accompanying notes, and the related financial statement schedule, supplementary financial data and management's discussion and analysis of financial condition and results of operations, which were filed with the Form 8-K as Exhibit 99.1, to include the accounts and results of operations of Accord Networks Ltd. ("Accord") for all periods presented.  Polycom completed its acquisition of Accord in February 2001, which transaction was treated as a pooling of interests for financial reporting purposes.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2001	POLYCOM, INC.

/s/ Michael R. Kourey

Michael R. Kourey
Chief Financial Officer
(Principal Financial and Accounting Officer)