Form 10-Q
period 2001-09-30
POLYCOM INC
filed 2001-11-13
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Yes    ☒                   No           ☐

There were 89,993,718 shares of the Company’s Common Stock, par value $.0005, outstanding on November 1, 2001.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART 1                                                 FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

POLYCOM, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	Sept. 30,	Dec. 31,
	2001	2000

ASSETS
Current assets
Cash and cash equivalents	$174,892	$189,399
Short-term investments	41,630	52,399
Trade receivables, net of allowance for doubtful accounts of $1,935 at September 30, 2001 and $2,588 at December 31, 2000	63,709	75,653
Inventories	41,854	49,971
Deferred taxes	24,864	26,623
Prepaid expenses and other current assets	15,317	11,283
Total current assets	362,266	405,328

Fixed assets, net	22,231	22,046
Long-term investments	92,892	53,543
Convertible notes receivable	41,500	---
Goodwill and purchased intangibles, net	11,052	---
Other long-term assets	17,094	22,791
Total assets	$547,035	$503,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$21,592	$33,614
Taxes payable	18,259	16,188
Other current liabilities	30,840	29,557
Total current liabilities	70,691	79,359

Long-term liabilities	1,902	1,566
Total liabilities	72,593	80,925

Stockholders’ equity
Common stock	42	41
Additional paid-in capital	409,557	380,975
Cumulative other comprehensive gain (loss)	701	(63)
Unearned stock-based compensation	(953)	(610)
Accumulated earnings	65,095	42,440
Total stockholders’ equity	474,442	422,783
Total liabilities and stockholders’ equity	$547,035	$503,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2001	2000	2001	2000

Net revenues	$82,454	$97,363	$263,141	$259,976
Cost of net revenues	35,336	42,699	112,605	112,585
Gross profit	47,118	54,664	150,536	147,391

Operating expenses:
Sales and marketing	16,775	18,439	52,824	50,808
Research and development	13,757	11,445	41,618	30,630
General and administrative	4,605	5,820	13,767	15,184
Acquisition-related costs	486	---	11,530	---
Purchased in-process research and development	---	---	2,450	---
Amortization of goodwill and purchased intangibles	1,009	---	2,018	---
Litigation settlement costs	---	---	---	6,500
Litigation reserve release	---	---	---	(1,843)
Total operating expenses	36,632	35,704	124,207	101,279

Operating income	10,486	18,960	26,329	46,112

Interest income, net	3,390	3,059	10,597	4,644
Other investments adjustment	---	---	(1,523)	---
Other income (expense)	33	(6)	(446)	30

Income before provision for income taxes	13,909	22,013	34,957	50,786
Provision for income taxes	4,034	6,828	12,302	18,262
Net income	$9,875	$15,185	$22,655	$32,524

Basic net income per share	$0.12	$0.19	$0.27	$0.44
Diluted net income per share	$0.11	$0.18	$0.26	$0.39

Weighted average shares outstanding for basic net income per share	84,189	79,390	83,432	73,157
Weighted average shares outstanding for diluted net income per share	86,720	85,920	86,322	82,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2001	2000
Cash flows from operating activities:
Net income	$22,655	$32,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,196	6,488
Provision for doubtful accounts	541	1,177
Provision for excess and obsolete inventories	5,673	1,681
Tax benefit from exercise of stock options	7,032	21,366
Amortization of stock-based compensation	422	829
Loss on fixed asset disposals	933	---
Other investment adjustment	1,523	---
Purchase of in-process research and development	2,450	---
Changes in assets and liabilities:
Trade receivables	11,403	(14,472)
Inventories	2,564	(24,244)
Deferred taxes	2,248	(6,369)
Prepaid expenses and other current assets	(5,719)	(5,890)
Accounts payable	(12,830)	8,638
Taxes payable	2,732	2,984
Other current liabilities	(1,131)	9,814
Net cash provided by operating activities	51,692	34,526

Cash flows from investing activities:
Acquisition of fixed assets	(8,252)	(14,372)
Purchase of licenses	(300)	(8,321)
Proceeds from sale and maturity of investments	135,048	36,660
Purchases of investments	(163,342)	(92,271)
Purchase of convertible note receivable	(41,500)	---
Net cash received in purchase acquisitions	1,436	---
Purchase of a trademark	(1,000)	---
Net cash used in investing activities	(77,910)	(78,304)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,662	11,639
Proceeds from issuance of mandatory, redeemable convertible preferred shares at a premium, net of issuance costs	---	995
Proceeds from exercise of warrants	49	---
Proceeds from stock offerings, net of issuance costs	---	203,238
Net cash provided by financing activities	11,711	215,872

Net increase (decrease) in cash and cash equivalents	(14,507)	172,094
Cash and cash equivalents, beginning of period	189,399	41,739
Cash and cash equivalents, end of period	$174,892	$213,833

SUPPLEMENTAL INFORMATION OF NONCASH INVESTING AND FINANCING:
Conversion of preferred shares to common stock	$ ---	$27,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of income for the three and nine month periods ended September 30, 2001 and 2000 and condensed consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000 have been prepared by the Company without audit. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements as of that date.

The preparation of financial statements in conformity with United States’ generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position, results of operations and cash flows at September 30, 2001 and for all periods presented have been made.

The Company uses a 52-53 week fiscal year.  As a result, a fiscal year or quarter may not end as of the same day as the calendar period.  However, for convenience of presentation, the accompanying condensed consolidated financial statements have been shown as ending on September 30 and December 31 of each applicable period.

Certain items in prior year’s financial statements have been reclassified to conform to current year’s format.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States’ generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as amended for the acquisition of Accord Networks Ltd. on February 28, 2001, which was treated as a pooling of interests for financial reporting purposes.  The audited financial statements and notes thereto for the year ended December 31, 2000 are included in the Company’s Report on Form 8-K, dated June 15, 2001, filed with the Securities and Exchange Commission.

2.        INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined in a manner which approximates the first-in, first-out (“FIFO”) method.  Inventories consisted of the following (in thousands):

	Sept. 30,	Dec. 31,
	2001	2000
Raw materials	$10,353	$8,573
Work in process	502	1,033
Finished goods	30,999	40,365
	$41,854	$49,971

3.     BANK LINE OF CREDIT

The Company has available a $15.0 million revolving line of credit under an agreement with a bank.  Borrowings under the line are unsecured and bear interest at the bank's prime rate (6.28% at September 30, 2001) or at an offshore interbank offered rate (IBOR) plus 0.65% (approximately 3.32% to 3.36%, depending on the term of the borrowings at September 30, 2001). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. The line expires on October 31, 2002 but may be renewed by the Company for an additional year so long as certain liquidity measures are met at the time of renewal.

4.     NET INCOME PER SHARE INFORMATION

In accordance with the disclosure requirements of the Statement of Financial Standards (SFAS) No. 128, a reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Numerator - basic and diluted net income per share
Net income	$9,875	$15,185	$22,655	$32,524

Denominator – basic net income per share
Weighted average common stock outstanding	84,195	79,730	83,455	73,847
Shares subject to repurchase	(6)	(340)	(23)	(690)
Total shares used in calculation of basic net income per share	84,189	79,390	83,432	73,157
Basic net income per share	$0.12	$0.19	$0.27	$0.44

Denominator – diluted net income per share
Denominator – basic net income per share	84,189	79,390	83,432	73,157
Effect of dilutive securities:
Common stock options	2,525	6,164	2,867	6,200
Shares subject to repurchase	6	340	23	690
Convertible preferred shares	---	---	---	2,445
Convertible warrants	---	26	---	227
Total shares used in calculation of diluted net income per share	86,720	85,920	86,322	82,719
Diluted net income per share	$0.11	$0.18	$0.26	$0.39

For the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000, 6,587,559, 117,234, 4,637,927 and 402,715 options, respectively on a weighted average basis, were excluded from the computation of net income per share, since the exercise price was greater than the average market price of the common shares for the periods.

5.     BUSINESS SEGMENT INFORMATION

The Company operates in one business segment, named Communications, and markets its products in the United States and in foreign countries through resellers.  The percentage of total net revenues for the Video Communications, Voice Communications, Network Systems and Network Access products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Video communications	53%	62%	50%	59%
Voice communications	19%	18%	21%	24%
Network systems	26%	11%	23%	11%
Network access	2%	9%	6%	6%
Total net revenues	100%	100%	100%	100%

6.        COMPREHENSIVE INCOME

In accordance with the disclosure requirements of SFAS No. 130, “Reporting Comprehensive Income”, the components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2001	2000	2001	2000

Net income	$9,875	$15,185	$22,655	$32,524
Change in unrealized gains (losses) on marketable securities	(116)	(63)	764	8
Comprehensive income	$9,759	$15,122	$23,419	$32,532

7.        INVESTMENTS

The Company’s investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate equity and debt securities.  Investments with maturities of less than one year are considered short-term and are carried at fair value.  Nearly all investments are held in the Company’s name at major financial institutions.  The specific identification method is used to determine the cost of securities disposed of, with realized gains and loses reflected in interest income, net.  At September 30, 2001 and 2000, all of the Company’s investments were classified as available for sale.   Unrealized gains and losses on these investments are included as a separate component of stockholders’ equity.

The Company also has investments in private companies.  These investments are included in “Other Long-term Assets” in the Company’s condensed consolidated balance sheets and are carried at cost.  The Company monitors these investments for impairment and makes appropriate reductions in carrying value when necessary.  During the three months ended September 30, 2001 there were no impairment charges taken relative to the value of these investments.  For the nine months ended September 30, 2001 the Company reduced the carrying amount by $1.5 million.

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

The following table reconciles Polycom’s original revenue and earnings to the combined amounts ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net revenues:
Polycom	$82,454	$86,489	$253,365	$231,272
Accord Networks	---	10,874	9,776	28,704
Combined net revenues	$82,454	$97,363	$263,141	$259,976

Net income:
Polycom	$9,875	$13,846	$22,573	$37,076
Accord Networks	---	1,339	82	(4,552)
Combined net income	$9,875	$15,185	$22,655	$32,524

Basic net income per share:
Polycom	$0.12	$0.19	$0.27	$0.52
Accord Networks	0.00	0.00	0.00	(0.08)
Combined basic net income per share	$0.12	$0.19	$0.27	$0.44

Diluted net income per share:
Polycom	$0.11	$0.18	$0.26	$0.48
Accord Networks	0.00	0.00	0.00	(0.09)
Combined diluted net income per share	$0.11	$0.18	$0.26	$0.39

Circa Communications Ltd.

On April 2, 2001 the Company completed the acquisition of privately-held development stage Circa Communications Ltd. (Circa), a leading developer of voice over internet protocol (VoIP) telephony products, in exchange for 665,884 shares of common stock and assumption of outstanding options exercisable into 248,597 shares of Polycom common stock, with an aggregate value of $9.8 million, and $4.0 million cash for preferred stock plus acquisition costs of approximately $0.8 million. An additional 421,555 shares of Polycom common stock are issuable upon the successful completion of certain revenue based earn-out thresholds. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

Since April 2, 2001, the results of operations of Circa have been included in the Company’s consolidated statements of income. The Company recorded deferred stock-based compensation of approximately $780,000 associated with unvested stock options issued to employees in conjunction with the acquisition. This amount is included as a component of stockholders’ equity and is being amortized over the vesting period of options consistent with the guidance stated in FASB Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”.

The following is a summary of the allocation of purchase price in the acquisition of Circa (in thousands):

Tangible assets less liabilities assumed	$(730)
In-process research and development	2,450
Identifiable intangible assets	3,650
Goodwill	8,454
Deferred compensation	780
Total purchase price	$14,604

The amount allocated to purchased in-process research and development was determined through established valuation techniques in the high-technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.  It is reasonably possible that the development of this technology could fail because of either prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside of the Company’s control such as a change in the market for the resulting developed products.  In addition, at such time that the project is completed it is reasonably possible that the completed products do not receive market acceptance or that the Company is unable to produce and market the product cost effectively.

Goodwill and acquired intangible assets, primarily representing existing partnerships and acquired workforce, are being amortized over the estimated useful lives of three years.  For the three and nine months ended September 30, 2001, amortization of goodwill, deferred stock-based compensation and other intangible assets associated with this acquisition totaled $1.1 million and $2.2 million, respectively.

The following unaudited pro forma financial information reflects the results of operations for the three and nine months ended September 30, 2001 and 2000 as if the acquisition had occurred on January 1, 2000. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2000, and may not be indicative of future operating results, (unaudited, in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net revenues	$82,454	$97,363	$263,141	$259,976
Net income	$9,875	$14,409	$20,865	$30,978

Net income per share:
Basic	$0.12	$0.18	$0.25	$0.42
Diluted	$0.11	$0.17	$0.24	$0.37

Weighted average shares:
Basic	84,189	80,056	83,654	73,823
Diluted	86,720	86,835	86,627	83,634

9.        ACQUISITION-RELATED CHARGES

In the nine months ended September 30, 2001, related to the completion of the acquisitions of Accord Networks Ltd. and Circa Communications Ltd., the Company recognized charges of $11,530,000 for the acquisition-related costs including cost of actions designed to improve the Company’s combined competitiveness, productivity and future profitability. These acquisition-related actions included the elimination of redundant and excess facilities and workforce in the Company’s combined businesses and the elimination of redundant assets. The components of this charge included facilities charges of $841,000, severance costs of $328,000, asset impairments of $1,108,000, asset write-offs of $771,000, other exit costs of $309,000 and merger-related transaction and period expenses of $8,173,000. Planned workforce reductions were completed in July 2001. Facility charges were primarily comprised of lease termination costs and are scheduled to be complete by March 2002.  Asset write-offs and asset impairments were principally related to the elimination of redundant or excess equipment.  Other exit costs were related to payment obligations that carry no future benefit to the combined operations and are scheduled to be complete by March 2002. Merger-related transaction and period expenses principally consisted of financial advisory, accounting and legal fees, and other direct merger-related expenses incurred in the period.

The following table summarizes the status of the Company’s acquisition-related costs:

	Facilities Charges	Severance Cost	Asset Impairment	Asset Write-off	Other Exit Costs	Merger Fees & Expenses

2000 Charges	$ ---	$ ---	$ ---	$ ---	$ ---	$4,768
2000 Usage	---	---	---	---	---	(301)
Balance at 12/31/2000	---	---	---	---	---	4,467

Charges in nine months ended 9/30/2001	841	328	1,108	771	309	8,173
Usage in nine months ended 9/30/2001	---	(298)	(1,108)	(771)	(62)	(11,778)
Balance at 9/30/2001	$841	$30	$ ---	$ ---	$247	$862

10.   INCOME TAXES

The provision for income taxes was $4.0 million for the three months ended September 30, 2001 and $6.8 million for the same period of 2000.  For the nine month period ended September 30, 2001, the provision for income taxes was $12.3 million compared to $18.3 million for the same period last year.  The decrease in the provision for income taxes for the three months ended September 30, 2001 compared to the same period in 2000 was due to a decrease in effective taxes on foreign income net of nondeductible acquisition and other related costs.

11.   STOCK OPTION EXCHANGE PROGRAM

On May 21, 2001, the Company commenced a voluntary stock option exchange program to certain eligible employees and consultants of the Company. Under the program, eligible employees and consultants were given the option to cancel each outstanding stock option previously granted to them at an exercise price greater than or equal to $23.55 per share, in exchange for a new 0.85 option to buy shares of the Company’s common stock to be granted on December 26, 2001, six months and one day from June 25, 2001, the date the old options were cancelled. The exercise price of these new options will be equal to the fair market value of the Company’s common stock on the date of grant. In total, 1.1 million stock options were cancelled as a result of this program.  The exchange program is not expected to result in any additional compensation charges or variable option plan accounting.

12.   RECENT ACCOUNTING PRONOUNCEMENTS

In September 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).  SFAS 133, as amended by SFAS 138, established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for the fiscal years beginning after September 15, 2000.  The Company adopted this pronouncement on January 1, 2001.  This adoption did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In September 2001, the FASB Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-25 (“EITF 00-25”), “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.”  EITF 00-25 established the treatment in the income statement of vendor consideration to resellers of a vendor’s products.  EITF 00-25 is effective for the interim and year end periods beginning after December 15, 2001.  The Company has not yet determined the impact that adoption of this pronouncement will have on the Company’s consolidated financial position, results of operations and cash flows.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company will adopt this pronouncement beginning with the PictureTel Corporation acquisition completed on October 18, 2001.  See Note 13 of Notes to Condensed Consolidated Financial Statements.  The Company is currently assessing the impact of SFAS 141 on the Company’s consolidated financial position, results of operations and cash flows.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after March 15, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach.  In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles.  For existing goodwill and other intangibles, the Company will adopt this pronouncement on January 1, 2002.  The Company will adopt this pronouncement for new acquisitions beginning with the PictureTel Corporation acquisition completed on October 18, 2001.  See Note 13 of Notes to Condensed Consolidated Financial Statements.  The Company is currently assessing the impact of SFAS 142 on the Company’s consolidated financial position, results of operations and cash flows.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company is currently assessing the impact of SFAS 144 on the Company’s consolidated financial position, results of operations and cash flows.

13.        SUBSEQUENT EVENTS

Acquisition of PictureTel Corporation

On October 18, 2001, the Company announced the completion of its acquisition of PictureTel Corporation (PictureTel), a worldwide leader in visual collaboration. Under the terms of the transaction, the Company exchanged a combination of 0.1177 shares of Polycom common stock and $3.11 in cash for each outstanding share of PictureTel common stock. In total, approximately 6.6 million shares of the Company’s common stock, net of treasury shares obtained through the acquisition, and approximately $176 million in cash was exchanged for all outstanding shares of PictureTel’s common stock. In addition, the Company assumed certain outstanding options and warrants which, following assumption by Polycom, became exercisable for approximately 1.2 million shares of the Company's common stock. The acquisition will be accounted for as a purchase business combination using the guidance contained in SFAS 141.

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

Overview

We were incorporated in December 1990. We were engaged principally in research and development from inception through September 1992, when we began volume shipments of our first voice communications product, the SoundStation.  Currently, our voice communications products consist principally of the SoundStation, SoundStation EX, SoundStation Premier, SoundStation Premier EX, SoundStation IP, VoiceStation 100, SoundPoint, SoundPoint Pro and SoundPoint IP. In January 1998, we completed the acquisition of ViaVideo, a development stage company that designed and developed high-quality, low-cost, easy-to-use, group video communications systems. In February 1998, we began customer shipments of the ViewStation products. Currently, our video communications products consist principally of the ViewStation 128, ViewStation 512, ViewStation V.35, ViewStation MP, ViewStation SP, ViewStation FX, VS 4000, Visual Concert PC, and ViaVideo. In December 1999, we acquired Atlas Communication Engines, Inc., a privately-held, OEM supplier of integrated access devices (IADs), and an emerging supplier of digital subscriber line (DSL) routers.  Polycom’s NetEngine line of IADs and DSL routers, which comprise our network access product family, provides voice and data over DSL networks.  In February 2001, we acquired Accord Networks Ltd., a leading provider of next-generation, rich-media network products that enable Internet Protocol and other network voice and video communications in both the customer premises and service provider markets.  Accord’s product line has become our network systems product family and consists principally of the MGC line of products that provide multipoint video connectivity and gateway capability through disparate networks.  In October 2001, we expanded our video products offering by acquiring PictureTel Corporation. See Note 13 to the Condensed Consolidated Financial Statements.

We anticipate that our ViewStation, Network Systems, SoundStation, NetEngine and PictureTel’s iPower products will account for substantially all of our net revenues for at least the next twelve months. See Note 5 to the Condensed Consolidated Financial Statements.  Any factor adversely affecting the demand or supply for these products would harm our business, financial condition, cash flows and results of operations.

Results of Operations

                The following table sets forth, as a percentage of net revenues, consolidated statements of income data for the periods indicated.

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2001	2000	2001	2000

Net revenues	100%	100%	100%	100%
Cost of net revenues	43	44	43	43
Gross profit	57	56	57	57

Operating expenses:
Sales and marketing	19	19	20	19
Research and development	17	12	16	12
General and administrative	6	6	5	6
Acquisition-related costs	1	0	4	0
Purchased in-process research and development	0	0	1	0
Amortization of goodwill and purchased intangibles	1	0	1	0
Litigation settlement costs	0	0	0	3
Litigation reserve release	0	0	0	(1)
Total operating expenses	44	37	47	39

Operating income	13	19	10	18

Interest income, net	4	4	4	2
Other investments adjustment	0	0	(1)	0
Other income (expense)	0	0	0	0
Income before provision for income taxes	17	23	13	20
Provision for income taxes	5	7	5	7
Net income	12%	16%	9%	13%

Net Revenues

                Net revenues for the three months ended September 30, 2001 decreased 15% over the same period of 2000.  This decrease was due primarily to lower volume shipments of video communications, network access products and voice communication products particularly in the North America region.  This decrease was offset somewhat by an increase in shipments of the network systems product line.  We believe the lower sales of video and voice products were due principally to a reduction in capital spending in the United States and Europe due to the slowdown in economic activity over last year.  Overall, we experienced a decrease in shipments in North America, Europe and Latin America, which was partially offset by increases in Asia.

                Net revenues for the nine months ended September 30, 2001 increased 1% over the same period last year.  This growth was due to growth in the network systems products, which offset decreases in the video and voice communication product lines.  Network access product revenue remained approximately the same. The lower sales of video and voice products were due to a reduction in capital spending in the United States and Europe due to the slowdown in economic activity over last year.

                A major contributor to the expected growth of the broadband access market has been the deployment of digital subscriber lines (DSL).  Beginning in the second half of 2000 and continuing through the first nine months of 2001, DSL service providers have experienced delays in delivering their service, which caused financial difficulty for these companies.  These DSL providers are customers of our network access products both directly and through OEM providers we use as resellers.  These service delays slowed the expected growth in this market which in turn slowed sales of our network access products.  These conditions limited the sales growth of our network access products in the three and nine month periods ending September 30, 2001, and will likely negatively affect sales of our access products the remainder of the year.

                In the three and nine months ended September 30, 2001 and 2000, we derived all of our net revenues from sales of our video communication, voice communication, network systems and network access products.  No customer accounted for more than 10% of our net revenues for the three or nine month periods ended September 30, 2001 or for the comparable period last year.  See Note 5 of the Notes to the Condensed Consolidated Financial Statements.

                Our business is subject to the risks arising from domestic and global economic conditions.  Recently, economic growth in the United States and Europe has slowed to the point where industries are delaying or reducing technology purchases.  The terrorist attacks of September 11, 2001 and the military response to those attacks have had a further negative effect on the U.S. economy. The impact of this slowdown on us is difficult to predict.  If our customers continue to delay ordering our products or reduce stocking levels of our products, we will continue to experience decreased revenue and profitability for the remainder of 2001 and beyond.  For example, we experienced a revenue decrease in the three month period ended September 30, 2001 when compared to the three month period ended September 30, 2000, and a profitability decrease in the nine month period ended September 30, 2001 when compared to the nine month period ended September 30, 2000.  These conditions have negatively affected our business and profitability in 2001 to date and will in the future if these conditions persist.  In addition, weakness in the end-user market could negatively affect the cash flow of our reseller customers who could, in turn, delay paying their obligations to us which we believe occurred during the first three quarters of 2001.  If these conditions continue, our credit risk exposure would increase which would harm our profitability, financial condition and cash flows.

                International net revenues (revenues outside of North America) accounted for 31% of total net revenues for the three months ended September 30, 2001 and three months ended September 30, 2000.  For the nine months ended September 30, 2001, international net revenues accounted for 38% of total net revenues compared to 33% for the comparable period last year.  This percentage improvement in the international component of our revenue for the nine month period ended September 30, 2001 was due to growth in Asia and Europe of sales of our video communications and network systems products and by reductions in North America and Latin America sales.

We anticipate that international sales will continue to account for a significant portion of total net revenues for the foreseeable future, and we plan to further expand our operations internationally over the next several quarters. International sales, however, are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Also, poor economic conditions can impact our business as it did in Europe in the third quarter of 2001 and is expected to continue into 2002.  Additionally, international net revenues may fluctuate as a percentage of net revenues in the future as we introduce new products, since we expect to initially introduce such products in North America and also because of the additional time required for product homologation and regulatory approvals of new products in international markets.  To the extent we are unable to expand international sales in a timely and cost-effective manner, our business could be harmed. We cannot assure you that we will be able to maintain or increase international market demand for our products.  Additionally, to date, a substantial majority of our international sales has been denominated in U.S. currency; however, if international sales were denominated in local currencies in the future, these transactions would be subject to currency fluctuation risks.  In connection with the acquisition of PictureTel Corporation completed in October 2001, we anticipate that we will sell iPower products in local currencies.  To date, the establishment of the European Currency Unit (the "Euro") by the European Union as the common legal currency in Europe has not had any significant impact on us because a substantial majority of our international sales are denominated in U.S. currency.  However, there may be an impact in the future if the Euro weakens significantly against the dollar, which would require customers to convert a greater number Euros into dollars to settle their outstanding debts to us.

Cost of Net Revenues

                Cost of net revenues consists primarily of contract manufacturer costs including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense and an allocation of overhead expenses.   The cost of net revenues as a percentage of total net revenues for the three and nine month periods ended September 30, 2001 was 43%. The cost of net revenues as a percentage of total net revenues for the three and nine month periods ended September 30, 2000 was 44% and 43%, respectively.  In this area, gross margin benefited from increased contribution of the higher margin products such as our network systems products and decreased sales from our lower margin video and voice products.  However, we reduced production levels in the three months ended September 30, 2001 from levels in earlier periods due to the slowdown in purchasing in the North American and European markets.  This reduction created unfavorable manufacturing variances, which negatively impacted our cost of net revenues.  Further, in the three and nine month periods ended September 30, 2001, we recorded provisions for inventory value loss associated with our network access products, which also negatively impacted our cost of net revenues as a percentage of net revenues.

Forecasting future gross margin percentages is difficult. While we expect that our future overall cost of net revenues percentage will be within a few percentage points of the current level, there are a number of risks associated with maintaining our current gross margin levels. For example, uncertainties surrounding revenue levels and related production level variances, competition, changes in technology, changes in product mix, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs and timing of sales over the next few quarters can cause our cost of net revenues percentage to fluctuate significantly.  Additionally, our network access products, VoIP products and other desktop products have a significantly higher cost of net revenue percentage than our network systems, ViewStation and SoundStation and network systems products. If our network access products, VoIP and other desktop products grow to become a significant portion of our revenue stream, this will have a negative effect on our future cost of net revenues percentages. Also, we may reduce prices on our products in the future for competitive reasons or to stimulate demand, which could increase our cost of net revenues percentage.  However, we cannot assure you that any of these potential price reductions would offset competitive pressures or stimulate demand. In addition, cost variances associated with the manufacturing ramp of new products, such as the NetEngine, VoiceStation 100, SoundPoint IP or any other new product, could occur which would increase our cost of net revenues percentage. Further, gross margins associated with the ViaVideo, ViewStation SP and the SoundPoint Pro are lower than the targeted gross margins of our product portfolio, while the gross margins for the network systems products are higher than our targeted gross margins. The proportional contribution of these products to our product mix can have a significant impact on our overall gross margins as it did in the three and nine month periods ended September 30, 2001.  Further, the iPower product lines acquired through the PictureTel Corporation acquisition in October 2001 have lower gross margins than our targeted gross margins of our product portfolio.  In addition, we are dependant on a successful move of the production of the iPower 900 series to Thailand in order to maintain and then improve margins through cost reductions for this product line. In addition to the uncertainties listed above, cost of net revenues as a percentage of net revenues may increase due to a change in the mix of distribution channels and the mix of international versus North American revenues.

Sales and Marketing Expenses

	Three Months Ended			Nine Months Ended
	Sept. 30,	Sept. 30,	Increase	Sept. 30,	Sept. 30,	Increase
$ in thousands	2001	2000	(Decrease)	2001	2000	(Decrease)
Expenses	$16,775	$18,439	(9)%	$52,824	$50,808	4%
% of Net Revenues	19%	19%	0%	20%	19%	1%

                Sales and marketing expenses consist primarily of salaries and commissions for our sales force, advertising and promotional expenses, product marketing, an allocation of overhead expenses and customer service and support costs.  The decrease in sales and marketing expenses in absolute dollars in the three months ended September 30, 2001 over the comparable period of 2000 was primarily related to decreased advertising, promotional and operating expenses partially offset by an increase in our investment in our worldwide sales effort.

                For the nine month period ended September 30, 2001, sales and marketing expenditures increased 4% over the same period of 2000.  This increase was primarily attributable to increased advertising and selling expenses associated with our network systems products and an increase in our investment in our worldwide sales effort.

                We expect to increase our sales and marketing expenses in absolute dollar amounts in an effort to expand North American and international markets, market new products, establish and expand distribution channels and significantly increase end user sales focus.  In addition, due to the innovative nature of our ViaVideo, ViewStation, network systems, WebOffice and VoIP products, we believe we will incur additional expenses for sales and marketing, especially advertising, to educate potential customers as to the desirability of these products over competing products and technologies. Also, we will continue to invest in the international markets, increasing the absolute dollars spent in this area.  Further, as we incorporate products which will be acquired through the PictureTel acquisition in October 2001 into our product offering, we expect that sales and marketing expenses will increase in absolute dollars.

Research and Development Expenses

	Three Months Ended			Nine Months Ended
	Sept. 30,	Sept. 30,	Increase	Sept. 30,	Sept. 30,	Increase
$ in thousands	2001	2000	(Decrease)	2001	2000	(Decrease)
Expenses	$13,757	$11,445	20%	$41,618	$30,630	36%
% of Net Revenues	17%	12%	5%	16%	12%	4%

                Research and development expenses consist primarily of compensation costs, consulting fees, depreciation and an allocation of overhead expenses. Expense increases in network systems, video, and voice product development all contributed to the total increase in research and development expenses for the three months ended September 30, 2001 over the same period of 2000.  This was offset slightly by a decrease in spending associated with the network access product line.  Individually, the increase in network systems product development expenditures accounted for 67% of the total change, video communication product development expenditures accounted for 41% of the total change, voice communications accounted for 16% of the total change while a reduction in the investment in network access accounted for an offset of 24% of the total change.

                For the nine months ended September 30, 2001, increases in research and development expenses for all product lines contributed to the overall increase over the same period last year.  Individually, the increase in network systems product development expenditures accounted for 47% of the total increase, video communication product development expenditures accounted for 38% of the total increase, voice communications development expenditures accounted for 10% of the total increase and the increase in network access accounted for the remaining 5% of the total increase.  In all periods presented, all research and development costs have been expensed as incurred.

                We believe that technological leadership is critical to our success and we are committed to continuing a high level of research and development.  Also, continued investment in new product initiatives such as network systems products, network access, VoIP and desktop products will require significant research and development spending.  Consequently, we intend to increase research and development expenses in absolute dollars and as a percentage of net revenues in the future.  However, due to the extremely competitive hiring market in high-technology industries, we may not be able to find or hire qualified personnel in a timely manner or at all.  Further, as we incorporate new products under development which will be acquired through the PictureTel acquisition in October 2001 into our product roadmap, we expect that investments in research and development will increase.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	Sept. 30,	Sept. 30,	Increase	Sept. 30,	Sept. 30,	Increase
$ in thousands	2001	2000	(Decrease)	2001	2000	(Decrease)
Expenses	$4,605	$5,820	(21%)	$13,767	$15,184	(9%	)
% of Net Revenues	6%	6%	(0%)	5%	6%	(1%	)

                General and administrative expenses consist primarily of compensation costs, allocation of overhead expenses, bad debt write-offs, legal expenses and accounting expenses. The decrease in general and administrative expenses in the three and nine month periods ended September 30, 2001 over the same periods of 2000 was due to lower expenditures associated with the implementation of the enterprise resource planning system implemented in 2000 offset by costs associated with increased staffing and other infrastructure costs.

                We believe that our general and administrative expenses will increase in absolute dollar amounts in the future primarily as a result of expansion of our administrative staff and other costs to support a larger company.  For example, the acquisition of PictureTel in October 2001 will add administrative complexity, which will result in increased general and administrative expenses.  These additional charges include expenses related to integrating acquired companies, expansions of our information systems and infrastructure charges related to the significant investments being made in the international regions.  Additionally, write-offs associated with bad debt are difficult, if not impossible, to predict and material write-offs could increase general and administrative costs significantly.

Acquisition-related Expenses

                We incurred acquisition-related expenses totaling $0.5 million in the three months ended September 30, 2001 and $11.5 million in the nine months ended September 30, 2001.  On a year to date basis, these costs were associated with the acquisitions of Accord Networks Ltd and Circa Communications Ltd.  For the nine months ended September 30, 2001, these expenses consisted of $2.2 million of restructuring charges, $1.1 million of asset impairment charges, and $8.2 million of other acquisition costs including outside financial advisory, legal and accounting services.  We expect further material acquisitions related expenses associated with the acquisition of Accord Networks Ltd. and Circa Communications Ltd, as well as costs incurred as a result of the acquisition of PictureTel Corporation, completed in October 2001.

Purchased In-process Research and Development

                In the nine month period ending September 30, 2001, we incurred charges totaling $2.5 million for in-process research and development. This research and development was acquired as part of the acquisition of Circa Communication Ltd.  The amount allocated to purchased research and development was determined through established valuation techniques in the high-technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.  Material costs for in-process research and development will be incurred as a result of the PictureTel Corporation acquisition, completed in October 2001.

Amortization of Goodwill and Other Purchased Intangibles

In the three and nine month periods ending September 30, 2001, we recorded $1.0 million and $2.0 million, respectively, for the amortization of goodwill and intangibles related to the acquisition of Circa Communications Ltd.  Goodwill and other intangible assets are being amortized to expense over their estimated useful lives of three years.

Litigation Settlement Costs

In the nine months ended September 30, 2000, Accord Networks Ltd. recorded a charge for $6.5 million resulting from the settlement of a patent infringement lawsuit on September 16, 2000.

Litigation Reserve Release

In the first quarter of 2000, we released a $1.8 million accrual associated with expenses we estimated we would incur in connection with a specific lawsuit.  The liability no longer existed so the estimated expense accrual was released to the statement of income.

Interest Income, Net

                Interest income, net consists of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts and interest expense from our credit facilities.  Interest income, net of interest expense, was $3.4 million in the three months ended September 30, 2001 and $10.6 million for the nine months ended September 30, 2001.  This compares to $3.1 million and $4.6 million for the comparable periods last year.  The increase in net interest income for the nine months ended, was due primarily to changes in average cash and investment balances throughout the year, the most significant of which was our secondary stock offering which raised $148.3 million in the third quarter of 2000 and the initial public offering of Accord Networks in mid-2000, which raised $54.9 million. Interest income will decrease in the fourth quarter of 2001 due to an approximately $176 million reduction in our cash, cash equivalents and investments as a result of the PictureTel Corporation acquisition in October 2001.

Other Investments Adjustment

                During fiscal 2000, we began making various investments in private companies that are included in “Other Long-term Assets” in our balance sheet.  We monitor the value of these investments for impairment and make appropriate reductions in carrying value when necessary.  During the June 30, 2001 quarter, we determined that the value of these investments became impaired and we reduced the carrying amount by $1.5 million. No impairments were required during the quarter ended September 30, 2001.

Provision for Income Taxes

                The provision for income taxes was $4.0 million for the three months ended September 30, 2001 and $6.8 million for the same period of 2000.  For the nine month period ended September 30, 2001, the provision for income taxes was $12.3 million compared to $18.3 million for the same period last year.  The decrease in the provision for income taxes for the three months ended September 30, 2001 compared to the same period in 2000 was due to a decrease in effective taxes on foreign income net of nondeductible acquisition and other related costs.

Liquidity and Capital Resources

                As of September 30, 2001, our principal sources of liquidity included cash and cash equivalents of $174.9 million, short–term investments of $41.6 million and long-term investments of $92.9 million.  Additionally, we have a $15.0 million line of credit with a bank and $5.1 million in other investments related to non-marketable equity securities.  The line of credit facility contains provisions that require the maintenance of certain financial ratios and profitability requirements. As of September 30, 2001, we were in compliance with these covenants.

                We generated cash from operating activities totaling $51.7 million in the first nine months of 2001 compared to $34.5 million in the same period of 2000.  The improvement in cash from operating activities when comparing these two periods was due primarily to a reduction in inventories, trade receivables and deferred taxes.  This improvement was offset by a net reduction in liabilities and net income before considering non-cash expenses (such as depreciation, amortization, the provision for doubtful accounts, other investments adjustment, the write-off of in-process research and development and the tax benefits from the exercise of employee stock options).

                The total net change in cash and cash equivalents for the nine months ended September 30, 2001 was a decrease of $14.5 million.  The primary uses of cash during this period were $41.5 million for the purchase of convertible notes receivable from PictureTel, $28.3 million for net purchases of investments, and $8.3 million for purchases of property, plant and equipment.  The primary sources of cash were $51.7 million from operating activities, and $11.7 million associated with the exercise of stock options and purchases under the employee stock purchase plan.  The positive cash from operating activities was primarily the result of net income before considering non-cash expenses (such as depreciation, amortization, the provision for doubtful accounts, other investments adjustment, the write-off of in-process research and development and the tax benefits from the exercise of employee stock options), lower trade receivables, inventories, and deferred taxes, offset by a net decrease in total current liabilities (including accounts payable), and an increase in prepaid expenses and other current assets.

                In connection with our acquisition of PictureTel Corporation in October 2001, we utilized approximately $176 million of cash. In addition, we have issued letters of credit under our bank credit facility, totaling $8.4 million, to guarantee certain obligations of PictureTel.  Other material commitments consist of obligations under our operating leases.  We also maintain, from time to time, commercial letters of credit as payments for the importation of certain products.  These amounts do not exceed $100,000 and are outstanding less than 120 days.  In addition, our bank has issued letters of credit to secure the leases on some of our offices.  These letters of credit total less than $100,000 and are secured by our credit facilities or cash deposits with our banks.

                We believe that our available cash, cash equivalents, investments and our bank line of credit will be sufficient to meet our operating expenses and capital requirements through at least the next eighteen months. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions or competitive reasons, and may seek to raise such additional funds through public or private equity financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to Polycom and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

Recent Developments

On October 18, 2001, we announced the completion of its acquisition of PictureTel Corporation (PictureTel), a worldwide leader in visual collaboration. Under the terms of the transaction, we exchanged a combination of 0.1177 shares of Polycom common stock and $3.11 in cash for each outstanding share of PictureTel common stock. In total, approximately 6.6 million shares of our common stock, net of treasury shares obtained through the acquisition, and approximately $176 million in cash was exchanged for all outstanding shares of PictureTel’s common stock. In addition, we assumed certain outstanding options and warrants which, following assumption by Polycom, became exercisable for approximately 1.2 million shares of our common stock. The acquisition will be accounted for as a purchase business combination using the guidance contained in SFAS 141.

Recent Accounting Pronouncements

                In September 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).  SFAS 133, as amended by SFAS 138, established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for the fiscal years beginning after September 15, 2000.  We adopted this pronouncement on January 1, 2001.  This adoption did not have a material impact on our consolidated financial position, results of operations and cash flows.

In September 2001, the FASB Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-25 (“EITF 00-25”), “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.”  EITF 00-25 established the treatment in the income statement of vendor consideration to resellers of a vendor’s products.  EITF 00-25 is effective for the interim and year end periods beginning after December 15, 2001.  We have not yet determined the impact that adoption of this pronouncement will have on our consolidated financial position, results of operations and cash flows.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We will adopt this pronouncement beginning with the PictureTel Corporation acquisition completed on October 18, 2001.  See Note 13 of Notes to Condensed Consolidated Financial Statements.  We are currently assessing the impact of SFAS 141 on our consolidated financial position, results of operations and cash flows.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after March 15, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach.  In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles.  For existing goodwill and other intangibles, we will adopt this pronouncement on January 1, 2002.  We will adopt this pronouncement for new acquisitions beginning with the PictureTel Corporation acquisition completed on October 18, 2001.  See Note 13 of Notes to Condensed Consolidated Financial Statements.  We are currently assessing the impact of SFAS 142 on the Company’s consolidated financial position, results of operations and cash flows.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. We are currently assessing the impact of SFAS 144 on the Company’s consolidated financial position, results of operations and cash flows.

Other Factors Affecting Future Operations

                INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. IN ADDITION, THESE RISKS ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. IN ASSESSING THESE RISKS, INVESTORS SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

Our quarterly operating results fluctuate significantly and we may not be able to maintain our historical growth rates.

                Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future as a result of a number of factors. These factors include:

•	changes in general economic conditions, as has been the case recently, and specific economic conditions prevailing in the broadband communications industry and other technology industries;

•	near and long-term impact of the terrorist attacks of September 11, 2001 and the military response to those attacks;

•	impacts of the PictureTel Corporation acquisition related to: integrating their products with ours, managing the reseller transition, and managing higher operating expenses;

•	market acceptance of new product introductions and product enhancements by us or our competitors;

•	our prices and those of our competitors' products;

•	the timing and size of the orders for our products;

•	the mix of products sold;

•	fluctuations in the level of international sales;

•	the delay in the rollout of digital subscriber line, or DSL, technology;

•	the cost and availability of components;

•	manufacturing costs;

•	the level and cost of warranty claims;

•	changes in our distribution network;

•	fluctuations in demand for our products;

•	the levels of inventory of our products that resellers are willing to maintain;

•	our distribution channels reducing their inventory levels;

•	slowing sales by our resellers to their customers, placing further pressure on our resellers to minimize inventory levels and reduce purchases of our products;

•	the impact of seasonality; and

•	the level of royalties to third parties.

                Although we experienced significant sequential revenue growth in the quarters prior to the quarter ended March 31, 2001, fluctuations in our quarterly operating results due to these or other factors could prevent us from sustaining these growth rates or meeting our expectations, and you should not use these past results to predict future operating margins and results. For example, we experienced a revenue decrease in the three month period ended September 30, 2001 when compared to the three month period ended September 30, 2000, and a profitability decrease in the nine month period ended September 30, 2001 when compared to the nine month period ended September 30, 2000.  The fourth quarter of 2001 is subject to similar risks, particularly if the economic slowdown continues. Further, our quarterly revenues and operating results depend upon the volume and timing of customer orders received during a given quarter, and the percentage of each order which we are able to ship and recognize as revenue during each quarter, each of which is difficult to forecast. In addition, the majority of our orders in a given quarter historically have been shipped in the third month of that quarter. If this trend continues, any failure or delay in the closing of orders during the last part of a quarter will seriously harm our business.

                Some of our products have experienced seasonal fluctuations which have affected sequential growth rates for these products. For example, there appears to be a slowdown in the summer quarter for our products in the European region. In addition, sales of our video communications products appear to decline in the first quarter of the year compared to the fourth quarter of the prior year. These fluctuations negatively affect our business during those quarters which could cause operating results to fall short of anticipated results and would have a negative impact on our stock price.

                As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not a good predictor of our future performance. If our future operating results are below the expectations of stock market analysts, our stock price will decline.

General economic conditions may reduce our revenues and harm our business.

                As our business has grown, we have become increasingly subject to adverse changes in general economic conditions, which can result in reductions in capital expenditures by our end-user customers, longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. These factors adversely impacted our operating results during the first three quarters of 2001, and, if the current economic slowdown continues or worsens, these factors will continue to adversely affect our business and results of operations. In addition, we also face the risk that our resellers have built up inventories in anticipation of a growth in sales. If such sales growth does not occur as anticipated by these resellers for any reason, including the current slowdown in economic growth that began in the fourth quarter of 2000 and is expected to continue for the remainder of 2001 and into 2002, these resellers may substantially decrease the amount of product ordered in subsequent periods or product returns may exceed historical or predicted levels, which would harm our business. As such, sales to end users by our channel partners during the first three quarters of 2001 thus far have not been strong, and therefore, we believe our channel partners may reduce their inventory levels in the future, including in the fourth quarter of 2001, particularly in our voice communication products area.

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

                We sell a significant amount of our products to distributors and resellers who maintain their own inventory of products for sale to dealers and end-users. A substantial percentage of the total products sold during a particular quarter consists of distributor and reseller stocking orders. We typically provide special cost or early payment incentives for distributors and resellers to purchase the minimum or more than the minimum quantities contemplated under their agreements with us. If these distributors and resellers are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if distributors and resellers decide to decrease their inventories for numerous reasons, including the current slowdown in economic growth that began in the fourth quarter of 2000 and is expected to continue for most of the remainder of 2001 and into 2002, it would negatively affect the volume of our sales to these distributors and resellers and also negatively affect our net revenues which could harm our business. These conditions negatively affected our business and operating results in the first three quarters of 2001, and we are uncertain about how long these conditions will impact our business. Also, if we choose to eliminate or reduce stocking incentive programs, quarterly revenues may fail to meet our expectations or be lower than historical levels.

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

                Many of our distributors and resellers that carry multiple Polycom products, and from whom we derive significant revenues, are undercapitalized. The failure of these businesses to establish and sustain profitability or obtain financing could have a significant negative effect on our future revenue levels and profitability. The economic slowdown in the United States and other regions, could cause more of our customers' businesses to fail which would harm our business.

                Lucent Technologies, one of our larger resellers, accounted for 11% of our net revenues in the three months ended December 31, 2000, primarily related to Lucent's purchases of our network access products during that period. In addition, Lucent accounted for 10% of net revenues in both 1999 and 1998. In the three and nine months ended September 30, 2001, the amount of orders we received from Lucent dropped significantly, which had a negative effect on our revenues and profitability. If Lucent Technologies continues to limit its purchases of our products due to the current economic slowdown or any other factor, it will continue to harm our business.

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

                A major contributor to the expected growth of the broadband distribution market has been the deployment of digital subscriber lines, or DSL. Beginning in the second half of 2000 and continuing into the first three quarters of 2001, DSL providers experienced delays in delivering their service which caused financial troubles for these companies. These DSL providers are customers of our network access products through original equipment manufacturers we use as resellers. These service delays slowed the expected growth in this market, which in turn slowed sales of our network access products. If these conditions persist, they will negatively impact revenues from our network access products.

                Our acquisition of PictureTel could create confusion among our reseller customers due to potential uncertainties concerning our and PictureTel's product offerings.  This confusion may lead to delays in ordering our products, which would negatively affect our revenues, which would harm our business.

We may experience delays in product introductions and our products may contain defects which could adversely affect market acceptance for these products and our reputation and seriously harm our results of operations.

                From 1998 through 2000, our revenue growth has been due in large part to new video communications product introductions. Although we are continuing to introduce new products, such as the ViaVideo, ViewStation 4000, ViewStation FX, SoundPoint Pro 3.0, Visual Concert PC, SoundStation IP 3000, VoiceStation 100, SoundPoint IP 400 and WebOffice products, we cannot assure you that new product releases will be timely or that they will be made at all. In fact, the ViewStation FX and ViaVideo were delayed from their original release dates, which we believe negatively affected our net revenues in 2000. Additionally, we cannot assure you that any new or existing product introductions will be free from defects or produce the revenue growth experienced in 1999 and 2000.

                In the past we have experienced other delays in the introduction of certain new products and enhancements and believe that such delays may occur in the future. For instance, we experienced delays in introducing the ViewStation MP and WebStation in 1998 from their original expected release dates due to unforeseen technology and manufacturing ramping issues. Similar delays occurred during the introduction of the ShowStation IP, SoundStation Premier, and ShowStation, affecting the first customer ship dates of these products. We also had delays in introducing our SoundStation IP product, which we believe negatively impacted our sales revenue in the first quarter of 2001.  Further, our SoundPoint IP product introduction was delayed and impacted our sales in the third quarter of 2001. Any similar delays in the future for other new product offerings could adversely affect market acceptance for these products and our reputation and seriously harm our results of operations. Further, due to the dynamic nature of the network access market sector, any delays in enhancements to our NetEngine product line extensions would seriously harm our business.

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

We rely on third–party license agreements and termination or impairment of these agreements may cause delays or reductions in product introductions or shipments which would harm our business.

                We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from RADVision, VTEL, Telesoft, Omnitel, Adtran and EBSNet, video algorithm protocols from Real Networks and Ezenia!, development source code from Cisco Systems, Digital Equipment and Philips Semiconductor, audio algorithms from Lucent Technologies and Nortel Networks, communication software from DataBeam and Windows software from Microsoft. In addition, for our new network access products, we have interoperability agreements with Jetstream Communications and Tollbridge Technologies, and we depend significantly on these agreements and our ability to secure similar licenses from other gateway providers. These third–party software licenses may not continue to be available to us on commercially reasonable terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business.

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

                International sales are accounting for an increasing portion of our net revenues, and we anticipate that international sales will continue to account for a significant portion of our net revenues for the foreseeable future. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Also, poor economic conditions can impact our business as it did in Europe in the third quarter of 2001 and is expected to continue into 2002.  Additionally, international net revenues may fluctuate as a percentage of total net revenues in the future as we introduce new products.  This is because we expect to initially introduce any new products in North America and also because of the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, our business could be harmed. We cannot assure you that we will be able to maintain or increase international market demand for our products. Additionally, to date, a substantial majority of our international sales has been denominated in U.S. currency; however, if international sales were denominated in local currencies in the future, these transactions would be subject to currency fluctuation risks.

Our recent acquisitions of Accord Networks, Circa Communications and PictureTel Corporation, could adversely impact our business.

                We completed the acquisition of Accord Networks Ltd., or Accord, on February 28, 2001 and completed the acquisition of Circa Communications Ltd., or Circa, on April 2, 2001. As a result of the completion of the Accord acquisition, we face additional risks that are set forth in the section entitled "Risk Factors," on pages 13-22 of the proxy statement/prospectus dated January 29, 2001, and filed with the Securities and Exchange Commission on January 29, 2001. These risks relate to the impact of the merger on our business, risks related to the operation of the combined company, and risks related to the business of Accord, including its operations in Israel. We face similar risks in the integration of Circa. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of Accord and Circa could also harm our business, results of operations and cash flows.

                We completed the acquisition of PictureTel Corporation on October 18, 2001.  We face a number of additional risks relating to the PictureTel acquisition which are set forth on pages 14-18 of the preliminary prospectus dated August 16, 2001, and filed as a part of Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 18, 2001.  Failure to achieve the anticipated benefits of this acquisition or to successfully integrate the operations of PictureTel could also harm our business, results of operations and cash flows.

                We may make additional acquisitions in the future.  Failure to achieve the anticipated benefits of any future acquisition could also harm our business, results of operations and cash flows.  Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additional costs associated with any future acquisitions we may make.

Conflicts with our channel partners could hurt sales of our products.

                We have various OEM agreements with some major telecommunications equipment manufacturers, such as Cisco Systems and Lucent Technologies, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create channel conflicts with our other distributors who directly compete with the OEM partner, which could adversely affect revenue from non-OEM channels. Because many of our distributors also sell equipment that competes with our products, the distributors could devote more attention to the other products, which could harm our business. For example, a significant amount of our network systems revenues are generated from sales to Tandberg and VCON which compete with us in the video communications product market. Due to this conflict, they may significantly reduce their orders to us for network systems products which could harm our business. Further, other channel conflicts could arise which cause distributors to devote resources to other non-Polycom communications equipment, which would negatively affect our business or results of operations.

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

                The markets for voice and video communications products, network systems and network access products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with DSL and integrated services digital network, or ISDN, compatibility, reseller training, technical and sales support as well as field support are also factors that may affect our success in this market. Further, the shift of communications from circuit–switched to IP-based wired and wireless technologies over time may require us to add new resellers and gain new core technological competencies. We are attempting to address these needs and the need to develop new products through our internal development efforts and joint developments with other companies. We cannot assure you that we will successfully identify new voice, video, network systems and network access product opportunities and develop and bring new voice, video, network systems and network access products to market in a timely manner. Additionally, we cannot assure you that competing technologies developed by others will not render our products or technologies obsolete or noncompetitive. The failure of our new voice, video, network systems and network access product development efforts and any inability to service or maintain the necessary third–party interoperability licenses would harm our business and results of operations.

Manufacturing disruption or capacity constraints would harm our business.

                We subcontract the manufacture of our SoundStation, SoundStation Premier, SoundPoint Pro, ViewStation, ViaVideo and our NetEngine access products to Celestica, a third–party contract manufacturer. We use Celestica's Thailand facilities, and should there be any disruption in services due to natural disaster or economic or political difficulties in Thailand or Asia, or for any other reason, such disruption would harm our business and results of operations. Also, Celestica is currently the sole source manufacturer of these products, and if this subcontractor experiences an interruption in operations or otherwise suffers from capacity constraints, we would experience a delay in shipping these products and we may not be able to meet any demand for our products, either of which could negatively affect revenues in the quarter of the disruption and harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations. Further, our network systems products are manufactured in Israel which is currently experiencing internal and external conflicts that include terrorist and military action. We could experience a manufacturing disruption due to acts associated with this conflict which could harm our business. In addition, certain technology used in our network systems products was developed through grants from the Office of the Chief Scientist in Israel. Under Israeli law, it is prohibited to transfer technology developed pursuant to these grants to any person without the prior written consent of the Office of the Chief Scientist. The grants also contain restrictions on the ability to manufacture products developed with these grants outside of Israel. Approval to manufacture such products outside of Israel, if granted, is generally subject to an increase in the total amount to be repaid to the Office of the Chief Scientist to between 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel. These restrictions on the ability to transfer technology to third parties or manufacture products outside Israel may adversely affect our operating results and significantly reduce the value of the technology developed under these grants.

Product obsolescence and other asset impairment can negatively affect our results of operation.

                We operate in a high technology industry which is subject to rapid and frequent technology changes. These technology changes can and do often render existing technologies obsolete. These obsolescence issues can require write–downs in inventory value when it is determined that the stated value of existing inventory is greater than its fair market value. This situation occurred in the first three quarters of 2001 when we recorded additional material excess and obsolescence charges associated with our inventory of network access products. This situation also occurred during the first quarter of 2000 for the ShowStation IP. In addition, if the introduction of our SoundPoint Pro product has a materially negative effect on the future sales of our SoundPoint product, our net revenues could be reduced and an excess and obsolescence issue concerning our SoundPoint inventory could result, which could lower our profitability. The potential for new products to render existing products obsolete or reduce the demand for existing products exists for every one of our products. In addition, we have made investments in private companies which we classify as "Other Long-term Assets" in our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies' industries and general market conditions. In  the second quarter of 2001, we recorded a charge of $1.5 million against earnings associated with the impairment of some of these investments.  Due to these and other factors, we have previously determined and may in the future determine that the value of these investments is impaired, which has caused and would cause us to write down the stated value of these investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business.

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

                Over the past several quarters, we initiated significant investments in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our net revenues, as happened in 1999 and 2000, accounts receivable balances will likely increase over previous years. Additionally, sales in the network access, network systems and video communications industries typically have longer payment periods over our traditional experience in the voice communications market. Therefore, if network access, network systems and video products constitute a greater percentage of net revenues, accounts receivable balances will likely increase. These increases would cause our days sales outstanding to increase over prior years and will negatively affect future cash flows. Although we have been able to largely offset the effects of these influences through additional incentives offered to resellers at the end of the quarter in the form of prepaid discounts, these additional incentives have lowered our profitability and, given the slow down in the economy of the United States, many companies are opting to not take advantage of our incentives and instead preserve their liquidity. In addition, the economic slowdown in the U.S. may restrict the availability of capital which may delay our collections from our resellers beyond our historical experience, which would further harm our cash flow and days sales outstanding performance.

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

                Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, national catastrophe, such as the terrorist attacks, which occurred on September 11, 2001, and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

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

                We have significant competition in the broadband communications industry, which is subject to rapid technological change. In video communications, our major competitors include NEC, RSI, Sony, Sun Microsystems, Tandberg, VCON, Gentner, Aethra and VTEL, as well as various smaller or new entrants such as Zydachron, Ivron, Imagecom, Videra, Broadband Networks and Motion Media Technology. Many of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video communications products. We believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco, MeetingOne, Microsoft, Nortel, 3Com, RealNetworks, Dell, Compaq or WebEx, that enable web-based or network–based video communications with low-cost digital camera systems. The market for voice communications equipment, particularly voiceconferencing products, is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. In voice communications, our major competitors include SoundGear, NEC, Gentner and other companies that offer lower cost, full-duplex speakerphones such as Lucent Technologies and Hello Direct. Hello Direct, one of our resellers, offers a competitive product under the Hello Direct name through an OEM relationship with Gentner. Most of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, all major telephony manufacturers produce hands-free speakerphone units that are lower cost than our voice communications products. Our network access products have significant competition from Adtran, Netopia, 3Com and Siemens and our network systems business has significant competition from Radvision, Avaya, Cisco Systems and Ezenia. Our network systems revenue is heavily dependent on purchases by our video product competitors. If these network systems' customers decide to reduce their purchases due to this or other potential competition, it will harm our business.

                We cannot assure you that we will be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our competitors could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be the reduction in the prices of our products and our competitors' products or the introduction of additional lower priced competitive products. We expect this increased competitive pressure may lead to intensified price–based competition, resulting in lower prices and gross margins which would significantly harm our results of operations.

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

                In addition, our industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of intellectual property rights or positions, which have on occasion resulted in significant and often protracted and expensive litigation. In the past, we have been involved in such litigation, which adversely affected our operating results. For example, in November 1998, Videoserver, Inc., now known as Ezenia! Inc., filed a patent infringement claim against Accord's U.S. subsidiary, and Accord was subsequently added as a defendant. In September 2000, Accord and its U.S. subsidiary entered into a settlement agreement with Ezenia! under which the case was dismissed and Accord paid $6.5 million to Ezenia! We cannot assure you that we will prevail in any such litigation, that intellectual property claims will not be made against us in the future or that we will not be prohibited from using the technologies subject to any such claims or be required to obtain licenses and make corresponding royalty payments. In addition, the necessary management attention to and legal costs associated with litigation can have a significant adverse effect on operating results.

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

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations:

As of September 30, 2001:	Expected Maturity
	2001	2002	2003 And beyond	Total
	(in thousands, except interest rates)
Assets
Cash and cash equivalents	$174,892	---	---	$174,892
Average interest rates	2.99%	---	---	2.99%

Short-term and long-term investments	$38,243	$68,067	$25,741	$132,051
Average interest rates	5.16%	4.65%	4.47%	4.76%

Convertible notes receivable	$41,500	---	---	$41,500
Average interest rates	4.25%	---	---	4.25%

Liabilities
Bank line of credit	---	---	---	---
Average interest rates*	3.32%	---	---	3.32%
*(30-day average Libor + .65%)

                The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected above based on the short maturities of these financial instruments.  We also hold an approximately $2.5 million investment in publicly traded equity securities which was marked to market from our original $2.0 million investment value.

                We have made investments in private companies.  These investments are included in “Other Long-term Assets” in our balance sheet and are carried at cost less any impairment loss.  We monitor these investments for impairment and make appropriate reductions in carrying value when necessary.  Impairment losses are evaluated regularly and are driven by movements in the current valuations of these companies, which are influenced by capital market conditions in the private equity markets.  During the three months ended September 30, 2001 there were no impairment charges taken relative to the value of these investments.  For the nine months ended September 30, 2001 the Company reduced the carrying amount by $1.5 million.  For all of these investments, our ownership is less than 20% of the company and we do not have the ability to exercise significant influence over their operations.

Substantially all of our sales are denominated in US dollars.  Only a small amount of foreign bills are paid in currencies other than the US dollar and these bills are funded at the time of payment; therefore, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations and cash flows.  However, in connection with the acquisition of PictureTel Corporation completed in October 2001, we anticipate that we will sell iPower products in local currencies.

In the event of a significant transaction due in a foreign currency, we may enter into a foreign currency forward contract for hedging purposes.  During the third quarter, the Company entered into such a contract, with an aggregate face value of $2.8 million to mitigate exposure related to a receivable in a foreign currency. The contract matured prior to quarter end and its net impact was immaterial.

PART II	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Not Applicable.

Item 2.

CHANGES IN SECURITIES

Not Applicable.

Item 3.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Item 5.

OTHER INFORMATION

Not Applicable.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits

	Number	Exhibit
	10.1	Polycom, Inc. 2001 Nonstatuatory Stock Option Plan and form of agreement thereunder.

(b)	Reports on Form 8-K:

A report on Form 8-K was filed on September 20, 2001, to report that the Company issued a press release dated September 19, 2001, announcing that the Department of Justice has closed its investigation of the transaction between the Company and PictureTel Corporation pursuant to the Hart-Scott-Rodino Antitrust Improvements Act, that the termination was granted without any conditions and that the transaction was consequently cleared to close.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 12, 2001	POLYCOM, INC.

/s/ Michael R. Kourey
Michael R. Kourey
Chief Financial Officer
(Principal Financial and Accounting Officer)