Form 10-K405
period 2001-12-31
POLYCOM INC
filed 2002-03-01
CIK 1010552

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 0-27978

POLYCOM, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3128324 (I.R.S. Employer Identification No.)
1565 Barber Lane, Milpitas, California (Address of principal executive offices)	95035 (Zip Code)

(408) 526-9000
Registrant's telephone number, including area code

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

Yes    /x/    No    / /

        Indicated by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    /x/

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,068,507,077 as of February 15, 2002. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

        99,789,870 shares of the Registrant's Common Stock were outstanding as of February 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE.

        Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 1.    BUSINESS

GENERAL

        We develop, manufacture market and service a comprehensive line of high-quality, easy-to-use communications equipment that enables enterprise users to more effectively conduct video, voice and data communications. We provide an end-to-end solution that includes enterprise video and voice communications end-points, network systems products, network access products, and services. Our enterprise video and voice communications products enable businesses and other organizations to easily communicate with employees, customers, and partners, regardless of location. Our network systems products include bridges, gateways and call processing servers that enable communications across and between different types of networks and end-points. Our network access products, including integrated access devices, or IADs, and routers, enable small and medium-sized businesses to easily and cost-effectively access broadband voice and data services. The breadth of our product offering enables us to provide our customers with a comprehensive, end-to-end communications solution, which spans the desktop, meeting room and enterprise or service provider network.

        Our products are unified under The Polycom Accelerated Communications Architecture, a framework of common technology principles and objectives for intelligent, standards-based communications. This architecture is designed to facilitate interoperability among systems in a multi-vendor environment, leverage common features across a variety of products and streamline management processes. Because it is based on open standards and supports a wide range of communications protocols, the architecture helps our customers protect their existing and future investments in a converged communications infrastructure. The Polycom Accelerated Communications Architecture serves as the enabling platform for The Polycom Office, our model of a unified communications environment for employees, customers and business partners to communicate in a dispersed workplace.

        We have established partnerships with leading communications and technology firms to assist us in developing, marketing, distributing and manufacturing our products. For example, we have agreements with Alcatel, Cisco Systems and Dialogic, a subsidiary of Intel, to develop and market voice-over-IP, or VoIP, communications products and have formed other strategic relationships with leading companies such as Avaya, Lucent Technologies, Nortel Networks and Siemens. We sell our products through a network of over 250 channel partners, including leading communications service providers, communications equipment providers, value-added resellers, distributors and retailers. We manufacture our products through a low-cost, outsourced model optimized for quality, reliability and fulfillment agility.

        We were incorporated in December 1990 in Delaware. Our principal executive offices are located at 1565 Barber Lane, Milpitas, California 95035, and our telephone number at this location is (408) 526-9000. Our World Wide Web address is www.polycom.com. Information on our website does not constitute a part of this Annual Report on Form 10-K.

        Polycom and the Polycom logo are registered trademarks of Polycom, Inc. This Annual Report on Form 10-K also includes other trade names, trademarks and service marks of us and of other companies.

MARKETS AND PRODUCTS

Video Communications

        Enterprises are increasingly seeking technologies to facilitate more natural and effective one-on-one and group communications among people separated by distance. Several trends are driving the need for improved collaboration, including the following:

  •
  proliferation of branch offices;

  •
  time, cost and other concerns of long-distance travel;

  •
  increased telecommuting;

  •
  adoption of the extended enterprise, which includes the supply chain, customer channels and other key linkages;

  •
  potential for greater productivity; and

  •
  heightened importance of regular interaction among companies with their employees, customers and partners.

        Video communication has rapidly emerged as a preferred method of collaboration among individuals separated by distance. However, the ability to conduct successful video communication in the past has been hindered by low bandwidth connections and equipment that was difficult to use, unreliable, expensive or otherwise ineffective. With the increasing availability of broadband services and advances in video communications technology, many enterprises are now seeking communications equipment capable of utilizing available bandwidth to enable real-time and on-demand video communications.

        We offer a family of video communications products and network management software that facilitate high-quality video communications. Our ViewStation product family is comprised of high-performance, cost-effective and easy-to-use group videoconferencing systems. Our iPower products utilize a PC-based architecture, optimized for intensive computing and data interaction in conjunction with video communications. Our ViaVideo desktop video communications appliance integrates a multimedia processor, camera and our patented full-duplex Acoustic Clarity Technology for two-way video, voice and data transmission in a single, low-cost device. Our Visual Concert family of peripherals allows users of our ViewStation products to more easily incorporate data, documents and visual effects into their videoconferencing sessions. Our Global Management System provides users of our video communications products with a globally-accessible address book, real-time conference monitoring and other network management features such as remote diagnostics and upgrades. All of our video communications products are compatible with international standards and are in use in more than 30 countries.

        To assist our customers in implementing and managing their video communications applications on a global basis, we offer a portfolio of professional and maintenance services. Our consulting services include network design to provide video communications solutions tailored to our customers' unique design requirements. Our training program provides our channel partners and end-user customers with educational services to ensure effective operation of our products. For the on-going support of our customers' video communication systems, we provide premium warranty plans and maintenance services, including telephone support, parts exchange, on-site assistance and direct access to our support engineers for real-time troubleshooting of our products. Our services are sold both directly to customers and through our distribution channel partners.

Product	Key Features		Typical List Price
ViewStation	•	High-quality, enhanced video and voice delivered at 30 frames per second and up to 60 fields per second	$3,999 - $18,999
	•	Embedded Web functionality
	•	IP and ISDN connectivity
	•	Up to 4-port multipoint capability (IP and ISDN)
iPower 600 and 900 Series	•	Multi-purpose computing and interaction solution	$6,995 - $17,490
	•	High-quality, enhanced video and voice delivered at 30 frames per second
	•	Embedded Intel-based PC capable of running stand-alone PC applications (such as MS Office, Web access, database access)
	•	IP and ISDN connectivity
	•	Up to 4-port multipoint capability (IP)
ViaVideo	•	Business-quality video communications appliance for the desktop personal computer	$599
	•	Full screen video delivered at up to 30 frames per second
	•	Easy integration with existing IP networks
	•	Simple installation through a standard universal serial bus, or USB, port
Visual Concert PC, DC and FX	•	Video peripherals used to incorporate live PC data, documents and visual effects into a videoconferencing session	$799 - $7,499
	•	Dynamic dual stream capability allows user to present content while maintaining face-to-face contact
Global Management System	•	Real-time, Web-based monitoring and management of video network	Approximately $250 per user
	•	Standards-based address book server application

Network Systems

        As enterprises and service providers look to provide video and voice applications, they face the challenge of interconnecting various network types, network protocols, transmission speeds and end-points in a secure environment. These customers require network systems designed to resolve these complex interoperability, multipoint connectivity and security issues. Network systems must also ensure consistent high quality of service by intelligently matching end-user applications to available network resources. Further, network systems must satisfy end-users who demand video and web-based communications sessions that are secure, and easy to establish and control.

        Our network systems products provide a broad range of video, voice and data communication capabilities to businesses, telecommunications service providers, and governmental and educational institutions. Our MGC-50 and MGC-100 media servers provide seamless network connectivity across packet-based broadband networks and traditional circuit-switched networks. The advanced transcoding capabilities of our MGC systems enable optimal communication among end-points with different video, voice and data parameters and bandwidth capabilities. Our GW-25 and GW-45 gateways move and translate traffic effectively and securely from one network type to another and also include a Checkmark certified firewall for secure video communications. We recently expanded our line of network systems products with the introduction of our PathNavigator call processing server and WebOffice, a web-conferencing software application. PathNavigator offers powerful network management capabilities that simplify the use of enterprise video throughout a converged network, ensures reliability and security and effectively manages network bandwidth. WebOffice provides a web-based virtual office, enabling users to conduct online meetings, or share documents, applications or desktops in a secure, interactive environment on an ad-hoc or scheduled basis.

Product	Key Features		Typical List Price
MGC-50 and MGC-100	•	Multipoint control units for service providers, enterprises and workgroups	$29,950 - $500,000
	•	Embedded multi-network, multi-protocol gateway
	•	Supports multiple standards for video, voice and data
	•	Supports end-points at up to 2 Mbps and can connect up to 96 sites for 48 simultaneous sessions
	•	Checkmark certified firewall solution
GW-25 and GW-45	•	Multi-network, multi-protocol gateway	$59,950 - $260,000
	•	Supports IP-to-IP and IP-to-ISDN sessions
	•	Up to 48 simultaneous sessions
	•	Upgradeable to multipoint control-unit
	•	24 IP-to-IP connections
	•	Interface with Ethernet, ISDN, IP or T1 lines
	•	Checkmark certified firewall solution
PathNavigator†	•	Call processing server for IP and ISDN video calls	$9,999 - $49,999
	•	Intelligent routing engine which combines provisioning, gatekeeper, addressing and routing functionality
	•	Uses OneDial technology to make video calls easier for end-users
WebOffice††	•	Web-based collaborative virtual office software with browser interface	$750 per user
	•	Enables anytime, online meetings or application sharing in a secure environment

†
Scheduled to ship first quarter of 2002.

††
Began shipping fourth quarter of 2001.

Voice Communications

        Our voice communications products are high-quality, full-duplex, easy-to-use telephony end-points. Our flagship SoundStation voice conferencing products have become the most widely-adopted group voice conferencing products. SoundStation products feature our patented Acoustic Clarity Technology and proprietary microphone and speaker technology, which minimize background echoes, word clipping and distortion. We recently introduced the VoiceStation 100, which offers professional quality conferencing for smaller meeting areas. Our SoundPoint Pro product brings the voice quality of SoundStation to the desktop and provides a handset and a broad range of business features. We have recently expanded our voice communication product line with the introduction of our Vortex series of rack-mounted audio conferencing products for use in larger, high-end conference rooms and other permanent installations. Our Vortex systems feature advanced acoustics technologies, including multi-channel full-duplex acoustic echo cancellation, noise reduction, automatic gain control, automatic microphone mixing, matrix mixing, room equalization and telephony interfaces. All of our voice end-points are compatible with international standards and are in use in more than 30 countries.

        The convergence of voice and data networks is allowing VoIP telephony systems to address many needs of today's enterprises, including reducing costs, simplifying network management, converging voice and data networks and adding additional features. VoIP telephony systems enable corporations to distribute a single network across multiple offices or remote locations, and reduce the cost of managing communications networks by allowing remote modification. These converged systems also provide a platform for enterprises to rapidly build applications to meet specific business demands. In response to these trends, we have recently introduced our SoundStation IP and SoundPoint IP products, which combine features of our traditional SoundStation and SoundPoint Pro products with the benefits of emerging VoIP technology. We have established partnerships with Alcatel, Cisco Systems and Dialogic, a subsidiary of Intel, to collaborate in the development, marketing and distribution of our VoIP products.

Product	Key Features		Typical List Price
SoundStation and SoundStation EX	•	High-quality voice conferencing speakerphone	$499 - $999
	•	Full duplex and echo cancellation capabilities that facilitate natural conversations without clipping or distortion
	•	Optional extended microphones for additional room coverage
SoundStation Premier and	•	All the features of the SoundStation	$999 - $2,799
SoundStation Premier EX	•	High-fidelity speaker for larger rooms
	•	Intelligent microphones that track the person speaking
	•	Noise reduction and automatic gain control to remove background noise
SoundStation IP	•	VoIP-enabled version of the SoundStation	$999
VoiceStation 100	•	High-quality voice conferencing product for smaller offices	$299
Vortex EF2280	•	Multichannel acoustic echo and noise cancellation for installed conferencing applications • Integrated, automatic microphone and matrix mixing	$4,615
SoundPoint Pro	•	Integrated, high-quality speakerphone	$199 - $249
	•	Multi-functional handset
SoundPoint IP	•	VoIP-enabled version of the SoundPoint Pro	$259 - $399

Network Access

        In recent years, service providers have deployed broadband data services capable of supporting bandwidth intensive applications. Technological advances have enabled these service providers to also offer voice services over their broadband connections, a technology referred to as voice-over-broadband, or VoB. In order to access broadband data and VoB services, enterprises require networking equipment located at the customer premise to aggregate voice, video and data traffic for delivery to the service provider's broadband network. This equipment must be cost-effective, simple to install and configure and interoperable with a wide range of central office network equipment. These requirements are particularly important to small and medium-sized enterprises that lack the financial and technical resources to install and manage complex voice and data networks.

        Our network access products consist of our NetEngine family of IADs and routers that enable enterprise customers to access broadband and VoB services. Compact, cost-effective and highly-integrated, our NetEngine products are suited for small and medium-sized businesses and remote office locations. Our network access products support a wide range of broadband transmission standards and end user requirements. All of our network access products are interoperable with the products of leading broadband equipment vendors, including Alcatel, Copper Mountain Networks, ECI Telecom, Lucent Technologies, Nokia and Paradyne, as well as leading VoB gateway vendors including Cirpack, CopperCom, General Bandwidth, Jetstream Communications, Sonus, TdSoft, Tollbridge and Zhone

Technologies. In addition to selling our NetEngine products under the Polycom brand, we also produce co-branded and private label versions for leading companies, such as Lucent Technologies.

Product	Key Features		Typical List Price
NetEngine 6100	•	IAD with support for 4 - 8 derived analog or BRI ports and bundled data services over an ADSL connection	$739 - $919
NetEngine 6300, 6500, 7300 and 7500	•	IADs with support for 4 - 24 derived voice ports and bundled data services over an SDSL or SHDSL connection	$799 - $2,349
NetEngine 6200 and 7200	•	IADs with support for 8 - 24 derived voice ports and bundled data services over a T1/E1 connection	$819 - $2,399
NetEngine 8000	•	Modular IAD with support for 4 - 24 derived voice ports and bundled data services over either an ADSL, SDSL, HDSL2 or T1/E1 connection	$1,119 - $2,499
NetEngine 3300R and 3300D	•	DSL routers and data service units with support for frame relay and ATM services	$399 - $499
	•	Supports IP routing and transparent bridging

COMPETITION

        We face significant competition in the broadband communications industry, which is subject to rapid technological change. In video communications, our major competitors include Aethra, ClearOne Communications, formerly Gentner, NEC, Panasonic, Philips, Viseon, formerly RSI, Sony, Sun Microsystems, Tandberg, VCON and VTEL, as well as various smaller or new industry entrants such as Broadband Networks, Imagecom, Motion Media Technology, RoseTel System, Videra and Zydacron. Many of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video communications products. We believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as 3Com, Cisco Systems, Compaq, Dell, MeetingOne, Microsoft, Nortel Networks, RealNetworks or WebEx, that enable web-based or network-based video communications with low-cost digital camera systems. The market for voice communications equipment, particularly voiceconferencing products, is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. In voice communications, our major competitors include ClearOne Communications, NEC, SoundGear and other companies that offer lower cost, full-duplex speakerphones such as Avaya Inc. and Hello Direct. Hello Direct, one of our resellers, offers a competitive product under the Hello Direct name through an OEM relationship with ClearOne Communications. Most of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, all major telephony manufacturers produce hands-free speakerphone units that are lower cost than our voice communications products. Our network access products face significant competition from 3Com, ADTRAN, Netopia and Siemens, and our network systems business has significant competition from Avaya, Cisco Systems, Ezenia! and RADVISION. Our network systems revenue is heavily dependent on purchases by our video product competitors. If these network systems' customers decide to reduce their purchases due to this or other potential competition, it will harm our business.

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

TECHNOLOGY

        We intend to continue to invest in and leverage our core technologies to develop and market our video communication, network systems, voice communication and network access products and product enhancements. Our core technologies include the following:

        PC Based Video/Data/Audio Communications.    We are making a significant investment in architectures that will deliver on the promise of a converged PC and communication/collaboration solution, including our iPower architecture. This technology provides seamless integration of the applications found on personal computers with the tools required for individual and team conferencing, communication, and collaboration.

        Broad Range of Room Configurations.    We are extending and developing robust algorithms and techniques to broaden our coverage to additional room environments. These range from the local, personal environment of the desktop, through the medium-sized conference rooms that work well with tabletop terminals, to the large, versatile spaces that are best served by integrated room systems. Each of these contains a different set of technical, functional, and operational challenges, although each has a substantial common base of issues to address.

        IP Protocols and Telephony.    We are investing heavily in the technologies that enable IP telephony. The multiple protocols, applications, feature sets, and environments of IP telephony all require significant attention and innovative new solutions to operate flawlessly with a communications link that is fundamentally different than the traditional analog telephone line. Commonly experienced IP issues such as lost data, erratic transmission times, incompatible compression algorithms, and unreliable connections each require explicit attention to produce a speech channel with smooth, reliable operation.

        Interactive Graphics Exchange.    Through both web-based conferencing and further extensions of our presentation and working graphics technologies, we are making heavy investments to improve communications that depend on the sharing of graphical data such as computer displays, printed documents, and physical objects.

        Acoustics/Audio Compression Technology.    We are making a significant investment in further exploration in acoustics and digital acoustic processing, especially as related to solving the problems of automated camera tracking, reduction of reverberance, and the reduction of noise. At our Advanced Research Laboratories in Massachusetts, we are extending the state-of-the-art in these critical areas, and creating a powerful mechanism to facilitate the incorporation of these technologies into all of our products. We are also continuing to develop audio compression technologies to deliver audio of even higher fidelity than in our current products while using lower bit rates.

        Multimedia Bridging.    By developing new architectures and new algorithms and techniques, we are continuing to extend our base of bridging products. Our focus on a strong basic architecture is reaping rewards in configuration flexibility, product function, cost, and the applicability of design elements in multiple products and environments.

        Internetworking.    With a variety of different network protocols in use today, communication between one system and another can be complex and expensive. We are investing in continued extension of our internetworking products, which simply and efficiently link networks running different protocols such as IP, Frame Relay, and ATM.

        Integrated Voice and Data.    We are increasing functionality and tailoring our products for customers' needs. Our IAD's perform multiple functions, including acting as CPE voice gateways, working with the major voice gateway manufacturers to provide low-cost access for multiple independent telephones in a small or medium-sized business, bridging and data routing. These multiple data streams are then combined by the IAD into a single DSL line, providing a very efficient means of connecting both voice and data to the commercial network.

        Conferencing Integration and Management.    Our Global Management System, or GMS, is a versatile client/server system for meeting and device coordination and management via integrated network control. This improves the reliability and accessibility of network systems, and helps assure completeness and uniformity among users, which is especially useful to corporate users and IT organizations.

        Video System Architecture.    We continue to exploit the advantages of our proprietary flexible ViewStation system architecture, which allows for a wide range of high performance, low cost video communication products. Our proprietary application-specific architecture addresses the unique requirements of the various end-user conferencing markets as well as international video telephony standards.

        Multimedia Teleconferencing.    We have developed a series of algorithms and techniques to integrate video from multiple sources with electronic and physical documents and wideband and narrowband audio to efficiently support conferences from multiple sites. For example, these algorithms and techniques enable coordinated activities between the ViewStation and WebStation products, allowing a conference to draw on the best of both products in a single meeting setup.

        Digital Acoustic Processing.    Traditional speakerphone architectures employ simple back-and-forth switching to compensate for the feedback that often occurs when microphones and speakers are located in close proximity. This can cause numerous problems during the course of a natural conversation, such as words or phrases being clipped off because both ends of the call were speaking simultaneously. We have developed patented techniques and algorithms which solve these problems by creating accurate simulations of how the sound waves reflect off the walls and obstructions in a room and using these simulations to digitally extract the feedback before it becomes a problem. In doing so, our products allow both sides to talk at the same time without clipping, restoring much of the "natural" feel to group telephone conferences.

        Integration in Network Access.    We actively develop technologies that will enhance the ability of users to integrate network and internet access with their communication requirements. We are pursuing the extension of our IAD, gateway and router products with enhanced performance and functionality.

        Streaming Media.    We have developed a set of core technologies for generating, managing, distributing and archiving portable full-content media streams. This technology provides users the ability to easily enhance their communication abilities for training, marketing, documenting, remote conferencing and a variety of other uses.

        Web-based Data Communications.    We are a leader in developing "push" technology for sending HTML pages to Java-enabled Web browsers on demand, allowing the secure participation of multiple sites in presentations and data conferences. We use proprietary techniques to assure meeting security and to provide for smooth presentation flow that is normally unaffected by limited network bandwidth.

        Network/Internet Connectivity.    We continue to extend our teleconferencing products to operate over local and extended networks utilizing standard networking and internet protocols, including H.323, LDAP, IEEE 802.3 10 and 100 Mbps networks, ATM, frame relay, and TCP/IP. Within the next several years, industry analysts believe that a significant percentage of business communication, video and voice as well as data, will take place over packet-switched rather than circuit-switched networks (i.e., internal and external networks rather than the public telephone network). Some of the advantages to this approach are greater bandwidth availability, lower transmission costs, expandability, and the ability to operate by managing only one network instead of several.

SALES AND DISTRIBUTION

        We market and sell our products through a worldwide network of over 250 channel partners, which includes leading communications service providers, communications equipment vendors, value-added resellers, distributors and retailers. Our service provider channel partners include ACT Teleconferencing, British Telecom, France Telecom, WorldCom, SBC, Sprint and Verizon. Our equipment provider channel partners include Avaya, Cisco Systems, Hello Direct, Lucent Technologies, Nortel Networks, Review Video, Siemens, SKC Communication Products and Wire One Technologies. Other distribution partners include Computer 2000, Hitachi, Ingram Micro, Office Depot and Tech Data. Many of these resellers sell a variety of communication products and/or services and, with our products, offer a complete product portfolio. We believe that it is important to maintain a close working relationship with these customers in order to meet their demands for sales and support on a multinational basis. To complement our sales efforts, we advertise in trade and general business print media, participate in a wide array of trade shows and public relations activities and lease sales offices in strategic metropolitan areas.

        We have historically focused our international sales efforts in regions of the world where we believe customers have begun to invest significantly in conferencing equipment and services. These regions currently include Europe, Asia Pacific, Central and South America. We intend to significantly expand our international distribution network. See Note 16 of Notes to Consolidated Financial Statements for selected financial information by geography. The principal international resellers of Polycom's products currently include Adcom, Alcatel, Audeo Systems LTD, British Telecom, Daito Electronics, France Telecom, Genedis, GO Telecom, PTT Telecom, Siemens, Unicom and Unitel. If we are not successful in expanding internationally or if the anticipated growth in Europe or Asia does not materialize, it could harm our business.

        We have established product distribution centers in the European and Asian markets in order to better serve our international customers, which will increase the costs associated with our international operations. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations and political and economic instability. Our sales to international resellers are usually made in U.S. dollars in order to minimize the risks associated with fluctuating foreign currency exchange rates. To date, a substantial majority of our international sales have been denominated in U.S. currency; however, we expect that in the future more of our international sales will be denominated in some non U.S. dollar currencies. Declines in currency exchange rates, as happened in the European market in 2000 and in the Asian market in late 1997, could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country. In addition, the costs associated with developing international sales may not be offset by increased sales in the short term, or at all.

        A majority of our revenues are from value-added resellers, telecommunication equipment distributors, telecommunication service providers and wireline equipment manufacturers. In 2001, 2000 and 1999, we derived a substantial majority of our net revenues from sales of our video communication, voice communication, network systems and network access products. See Note 16 of Notes to Consolidated Financial Statements. No customer accounted for more than 10% of our net revenues in the fiscal years ended December 31, 2001 or 2000; however, one customer, Lucent Technologies, accounted for 11% of our net revenues in the three months ended December 31, 2000, primarily related to sales of our network access products. In addition, Lucent Technologies accounted for 10% of net revenues in 1999. In 2001, the amount of orders we received from Lucent dropped significantly which had a negative effect on our revenue and profitability. If Lucent Technologies, or other major value-added resellers, continue to limit or reduce their purchases of our products as a consequence of the current economic downturn or for any other reason, it would harm our business. No other customer or reseller accounted for more than 10% of our net revenues during these periods. We have historically shipped orders soon after they are received from customers so backlog typically has not been significant.

        Value added resellers generally offer products of several different companies, including products that compete with our products. Accordingly, these resellers may give higher priority to products of other suppliers, thus reducing their efforts to sell our products. Agreements with resellers may be terminated at any time. A reduction in sales effort or termination of a distribution relationship by one or more of our resellers could harm our operating results. Use of resellers also entails the risk that resellers will build up inventories in anticipation of a growth in sales. If such sales growth does not occur as anticipated by these resellers for numerous reasons including the continuation of the economic downturn into 2002, these resellers may substantially decrease the amount of product ordered in subsequent quarters, which could harm our business and results of operations.

        The video and voice communications, network systems and network access distribution industries have historically been characterized by rapid change, including consolidations and the emergence of alternative distribution channels. In addition, there are an increasing number of companies competing for access to these channels. The loss or ineffectiveness of any of our major resellers could have a material adverse effect on our operating results. For example, in the second half of 2000, some Competitive Local Exchange Carriers (CLECs) experienced delays in delivering their service which caused financial troubles for these companies. These CLECs are customers of our network access products through OEM providers we use as resellers. These service delays slowed the expected growth in this market for our network access products. We cannot assure you that our existing reseller channels will continue to successfully sell our products, or that we will be able to successfully sell our products through any new channels that we may attempt to develop as a result of adverse changes in our existing reseller channels.

        Some of our product lines have experienced seasonal fluctuations, which have affected sequential growth rates for these products, particularly in the third and first quarters of our fiscal year. For example, there is typically a slowdown in orders in the third quarter for our products in the European region. In addition, sales of our video communications products have typically declined in the first quarter of the year compared to the previous quarter. These fluctuations negatively affect our business during those quarters, which could cause our operating results to fall short of anticipated results for such quarters.

CUSTOMER SERVICE AND SUPPORT

        We believe that service and support are critical components of customer satisfaction. Although our resellers maintain and provide technical support to their end-user customers, we provide a toll-free Technical Service Center hotline to provide a full range of telephone support to our resellers and to end-user customers. We maintain a contract with Imation Corporation, a worldwide provider of a variety of products and services for the information and image management industry, to provide front line technical telephone support. Further, we have contracted with Banctech, a leading on-site service provider, to perform on-site technical support and installation services for our conferencing products.

        Through the acquisition of PictureTel Corporation completed in October 2001, see Note 3 of Notes to Consolidated Financial Statements, we acquired a portfolio of maintenance and professional services, which together address each phase of the product life cycle for our iPower and other video communication products. Integration services include consulting, education, design and project management services. Consulting services provide planning and needs analysis to customers. Design services, such as room design and custom solutions, provide customized videoconferencing solutions to meet each customer's unique requirements. Project management, installation and training provide customers with effective implementation of videoconferencing systems. All services are sold both directly to customers and through our distributors. Service programs for local and international distributors range from reselling our service offerings to providing back-end support for servicing end-users. All maintenance services are delivered on a worldwide basis from several integrated global support centers located in the United States, United Kingdom, Australia, Singapore and Japan. Spare parts are stocked around the world to meet response time commitments to customers and distributors. We utilize direct field service staff as well as distributors and third party service providers to perform installation and on-site repairs. We deliver integration services and training through engineers, consultants, project managers and instructors. In addition, we offer electronic support via the World Wide Web. We are in the process of integrating our existing customer service offerings for all of our products into the acquired PictureTel customer service organization

        We provide warranty support for our hardware products, software media and repaired parts. The warranty period is generally one to three years for hardware products, ninety days to three years for software media, and ninety days for repaired parts.

RESEARCH AND DEVELOPMENT

        We believe that our future success depends in part on our ability to continue to enhance existing products and to develop new products that maintain technological competitiveness. Our current development efforts focus principally on the video communications, network systems, voice communications and network access businesses. We intend to expand upon these new product platforms through the development of options, upgrades and future product generations. However, we cannot assure you that these products will be made commercially available as expected or otherwise on a timely and cost-effective basis or that, if introduced, these products will achieve market acceptance. Furthermore, we cannot assure you that these products will not be rendered obsolete by changing technology or new product announcements by other companies.

        We believe that the structure of our development group, which combines independent development teams with coordinated application of common technologies and resources, represents a significant competitive advantage for us. Our product development staff includes product marketing personnel, in order to maintain channel and customer input throughout the development process. This team structure is the basis for an integrated process designed to enable us to develop superior products with minimum time-to-market. Additionally, the development staff focuses on our core technologies and outsources other development tasks such as industrial design. This structure is designed to enable us to devote our key resources to technological advancement in our primary areas of business.

        Research and development expenses were approximately $59.4 million in 2001, $43.6 million in 2000, and $25.7 million in 1999. We believe that significant investments in research and development are required to remain competitive since technological competitiveness is key to our future success. We intend to continue to make substantial investments in product and technology development. We also intend to continue to participate in the development of various teleconferencing industry standards, which are or may be incorporated into our products.

        The video communications, network systems, voice communications and network access markets are subject to rapid technological change, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to remain competitive in these markets will depend in significant part upon our ability to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis. Our success in developing new and enhanced products depends upon a variety of factors, including new product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing, assembly and test processes, product performance at customer locations and development of competitive products and enhancements by competitors. We are currently engaged in the development of a number of new products and extensions of our video communications, network systems, voice communications and network access product families. We expect to continue to invest significant resources in new product development and enhancements to current and future products. In addition, our introduction of new products could result in higher warranty claims, product returns and manufacturing, sales and marketing and other expenses that could harm our business. Our business may also be harmed if we are unable to introduce new products or enhancements on a timely and cost-effective basis that maintain or enhance our competitive position and contribute significantly to net revenues. In the past, we have experienced delays from time to time in the introduction and in the continued production of certain of our products. For example, the year 2000 introduction of our ViewStation FX and ViaVideo desktop products were delayed from the originally anticipated dates of introduction because of unforeseen technical challenges. These delays likely created confusion in the market which hurt our business. Also, in the past, PictureTel has experienced delays in new product introductions, including a significant delay in the release of its iPower product, which adversely impacted PictureTel's revenues. In addition, new product or technology introductions by our competitors could cause a decline in sales or loss of market acceptance of our existing products or new products. Further, from time to time, we may announce new products, capabilities or technologies that have the potential to replace our existing products or future products. Announcements of product enhancements or new product offerings by us or our competitors could cause customers to defer or stop purchasing our products which would harm our business.

MANUFACTURING

        We subcontract the manufacture of our SoundStation, SoundStation Premier, SoundPoint Pro, ViewStation, ViaVideo, iPower 900 series and our NetEngine access products to Celestica, a third-party contract manufacturer. We use Celestica's Thailand facilities, and should there be any disruption in services due to natural disaster or economic or political difficulties in Thailand or Asia or any other reason, such disruption would harm our business and results of operations. Also, Celestica's Thailand facility is currently the sole source manufacturer of these products, and if Celestica experiences an interruption in operations or otherwise suffers from capacity constraints, we would experience a delay in shipping these products. Further, we subcontract the manufacture of our VoIP phones to Unico's Malaysia facilities and our iPower 600 series to Sharp's Japan facilities. If Unico or Sharp experiences an interruption in operations or otherwise suffers from capacity constraints, we would also experience a delay in shipping these respective products. As a result, we may not be able to meet any demand for our products, which could negatively affect revenues in the quarter of the disruption and harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

        Through the acquisition of PictureTel Corporation in October 2001, see Note 3 of Notes to Financial Statements, we acquired the iPower Series of products. We subcontract the manufacturing of our iPower 600 Series product to Sharp Electronics Corporation, or Sharp. The iPower 600 Series product also contains Sharp technology, and if we subsequently decide to transfer the manufacturing of this product from Sharp to another manufacturer, we would have to reach an alternate design solution that does not include the Sharp technology. Any such alternate design could be time-consuming and expensive to develop, and could result in manufacturing and shipment delays, increased manufacturing costs and reseller and end-user customer dissatisfaction. In addition, we are currently in the process of transferring the manufacturing of the iPower 900 Series product from its current contract manufacturers to Celestica. Also, various products acquired as a result of the Atlanta Signal Processor, Inc. or ASPI, acquisition, are being transferred to Celestica. See Note 3 of Notes to Financial Statements. During the transition period for these products we could experience manufacturing and shipment delays, increased manufacturing costs and reseller and end-user customer dissatisfaction. This further concentrates our product manufacturing in Celestica's Thailand facility and increases our exposure to adverse financial consequences in the event of a disruption in Celestica's manufacturing capabilities for any reason.

        Further, our network systems products are manufactured in Israel, which is currently experiencing internal and external conflicts that include terrorist and military action. We could experience a manufacturing disruption due to acts associated with this conflict which could harm our business. In addition, certain technology used in our network systems products was developed through grants from the Office of the Chief Scientist in Israel. Under Israeli law, it is prohibited to transfer technology developed pursuant to these grants to any person without the prior written consent of the Office of the Chief Scientist. The grants also contain restrictions on the ability to manufacture products developed with these grants outside of Israel. Approval to manufacture such products outside of Israel, if granted, is generally subject to an increase in the total amount to be repaid to the Office of the Chief Scientist of between 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel. These restrictions on the ability to transfer technology to third parties or manufacture products outside Israel may adversely affect our operating results and significantly reduce the value of the technology developed under these grants.

        Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, national catastrophe, such as the terrorist attacks which occurred on September 11, 2001, and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities located in California were recently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business. In the event that we or our contract manufacturers were to experience financial or operational difficulties that are not covered by insurance, it would adversely affect our results of operations until we could establish sufficient manufacturing supply through an alternative source, and the effect of such reduction or interruption in supply on results of operations would be material. We believe that there are a number of alternative contract manufacturers that could produce our products, but in the event of a reduction or interruption of supply, for any reason, it would take a significant period of time to qualify an alternative subcontractor and commence manufacturing, which would harm our business and results of operations.

        Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. We also obtain certain plastic housings, metal castings and other components from suppliers located in China and other Southeast Asia countries, and any political or economic instability in that region in the future, or future import restrictions, may cause delays or an inability to obtain these supplies. We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. We and our contract manufacturers have had limited experience purchasing volume supplies of various components for our products, and some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components or develop alternative sources as needed, our operating results could be seriously harmed. For example, in 2000, we encountered some development delays and component shortages relating to our network access products, and if similar conditions were to occur, our business would suffer. Moreover, our operating results would be seriously harmed by receipt of a significant number of defective components, an increase in component prices or our inability to obtain lower component prices in response to competitive price reductions. Additionally, our video communications products are designed based on integrated circuits produced by Philips Semiconductor, or Philips, and cameras produced by Sony. If we could no longer obtain integrated circuits or cameras from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we cannot assure you that we would be successful in obtaining these components from alternative sources in a timely or cost-effective manner. Additionally, both Sony and Philips compete with us in the video communications industry, which may adversely affect our ability to obtain necessary components. The failure to obtain adequate supplies of vital components could prevent or delay product shipments, which could harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products. Any delays in the availability of these key components could harm our business.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

        While we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights, we believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. We currently have sixty-three United States patents issued covering our conferencing products. The expiration of these patents range from 2004 to 2018. In addition, we currently have one hundred seven foreign patents issued whose expirations range from 2003 to 2020. Further, we have seventy-five United States patents pending covering our conferencing and our network access and network systems products and one hundred twelve foreign patent applications pending. Polycom, Polyspan, SoundStation Premier, ShowStation, SoundPoint, SoundStation, ViewStation, Polycom logos and others are registered trademarks of Polycom, and, WebStation, NetEngine, MeetingSite, ViaVideo Communications, iPower, VoiceStation, SoundStation Premier Satellite, iPriority, Clarity by Polycom and others are trademarks of Polycom in the U.S. and various countries. According to federal and state law, Polycom's trademark protection will continue for as long as we continue to use our trademarks in connection with the products and services of Polycom. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which only afford limited protection. Others may independently develop similar proprietary information and techniques or gain access to Polycom's intellectual property rights or disclose such technology. In addition, we cannot assure you that any patent or registered trademark owned by Polycom will not be invalidated, circumvented or challenged in the U.S. or foreign countries, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by Polycom, if at all. Furthermore, others may develop similar products, duplicate our products or design around the patents owned by Polycom. In addition, foreign intellectual property laws may not protect our intellectual property rights.

        Litigation may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business. We cannot assure you that infringement or invalidity claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not harm our business and results of operations.

        In March 2000, Polycom and VTEL Corporation, or VTEL, entered into a cross license agreement pursuant to which we obtained non-exclusive license rights under three VTEL patents, and VTEL obtained non-exclusive license rights to a patent for our videoconferencing technology. See Note 10 of Notes to Consolidated Financial Statements.

        We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, EBSNet, Omnitel, RADVISION and Telesoft, video algorithm protocols from Ezenia! and Real Networks, development source code from Cisco Systems and Philips Semiconductor, audio algorithms from Lucent Technologies, Nortel Networks and Texas Instruments, communication software from DataBeam and Windows software from Microsoft. In addition, we have interoperability agreements with Jetstream Communications and Tollbridge Technologies for our network access products, and we depend significantly on these agreements and our ability to secure similar licenses from other gateway providers. These third-party software licenses may not continue to be available to us on commercially reasonable terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business.

EMPLOYEES

        As of December 31, 2001, we employed a total of 1,269 persons, including 481 in sales, marketing and customer support, 401 in product development, 240 in manufacturing and 147 in finance and administration. Of these, 403 were in international locations. We have experienced no work stoppages and believe our relationship with our employees is good.

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

RECENT DEVELOPMENTS

        In February 2002, we completed a follow-on public offering in which we sold 8,050,000 shares of our common stock, including an over-allotment option of 1,050,000 shares exercised by the underwriters, at a price of $31.20 per share. Our net proceeds from this offering were approximately $238 million after taking into account underwriting discounts and commissions and our expenses. We intend to use the net proceeds from this sale primarily for general corporate purposes, including working capital and capital expenditures, as well as for acquisitions of complementary businesses or technologies.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers and their ages and positions as of February 15, 2002, are as follows:

Name	Age	Position(s)
Robert C. Hagerty *	49	Chairman of the Board of Directors, Chief Executive Officer and President
Michael R. Kourey *	42	Senior Vice President, Finance and Administration, Chief Financial Officer, Secretary and Director
Sunil K. Bhalla	45	Senior Vice President and General Manager, Voice Communications
Pierre-Francois Catte	45	Senior Vice President, Corporate Operations
Jules L. DeVigne	62	Executive Vice President and General Manager, Network Systems
Philip B. Keenan	39	Senior Vice President, Worldwide Sales and Marketing
Craig B. Malloy	40	Senior Vice President and General Manager, Video Communications
Hans Schwarz	56	Senior Vice President and General Manager, Network Access and Chief Systems Architect

*
Member of the Board of Directors.

        Mr. Hagerty joined us in January 1997 as our President and Chief Operating Officer and as a member of our Board of Directors. In July 1998, Mr. Hagerty was named Chief Executive Officer. In March 2000, Mr. Hagerty was named Chairman of our Board of Directors. Prior to joining us, Mr. Hagerty served as President of Stylus Assets, Ltd., a developer of software and hardware products for fax, document management and Internet communications. He also held several key management positions with Logitech, Inc., including Operating Committee Member to the Office of the President, and Senior Vice President/General Manager of Logitech's retail division and worldwide operations. In addition, Mr. Hagerty's career history includes positions as Vice President, High Performance Products for Conner Peripherals, Director of Manufacturing Operations and General Manager for Signal Corporation, and Operations Manager for Digital Equipment Corporation. Mr. Hagerty holds a B.S. in Operations Research and Industrial Engineering from the University of Massachusetts, and an M.A. in Management from St. Mary's College of California.

        Mr. Kourey has been one of our directors since January 1999. Mr. Kourey has served as our Senior Vice President, Finance and Administration since January 1999 and as our Chief Financial Officer since January 1995. Mr. Kourey has served as our Secretary since June 1993. He also served as Vice President, Finance and Administration from January 1995 to January 1999, Vice President, Finance and Operations from July 1991 to January 1995 and as our Treasurer from June 1993 to March 1997. Mr. Kourey currently serves on the Advisory Board of the Business School at Santa Clara University. Prior to joining us, he was Vice President, Operations of Verilink Corporation. Mr. Kourey holds a B.S. in Managerial Economics from the University of California, Davis, and an M.B.A. from Santa Clara University.

        Mr. Bhalla joined us in February 2000 as our Senior Vice President, Business Communications. Before joining us, Mr. Bhalla served as Vice President and General Manager of Polaroid Corporation's Internet Business and also served as Polaroid's Vice President and General Manager, Worldwide Digital Imaging Business. Previously, Mr. Bhalla also held posts as Director of Strategic Marketing at Computervision Corporation, as well as senior management positions with Digital Equipment

Corporation. Mr. Bhalla holds a M.S. in Mechanical/Systems Engineering and CAD/CAM from Lehigh University.

        Mr. Catte joined us in November 2001 as our Senior Vice President, Corporate Operations. Prior to joining us, Mr. Catte worked at Hewlett-Packard Company, where he had been since 1980. He served as the Vice President and General Manager of Hewlett-Packard's VeriFone Division from December 1997 to November 2001 and as General Manager of Hewlett-Packard's CONVEX Division from March 1996 to December 1997. Prior to that, Mr. Catte held several positions within Hewlett-Packard, including General Manager, Systems Manufacturing and Delivery Operation, General Manager, Exeter Computer Manufacturing Operation, General Manager, French Manufacturing Operation, Business and Manufacturing Planning Manager, European Personal Computer Division and others. Mr. Catte holds an M.B.A in Finance from Ecole Superieure De Commerce de Lyon in France.

        Mr. DeVigne joined us in February 2001 as our Executive Vice President, Sales, Marketing and Business Development. In January 2002, Mr. DeVigne was named Executive Vice President and General Manager, Network Systems. Prior to joining us, Mr. DeVigne served as Chief Executive Officer and as a director of Accord Networks Ltd. from May 1997 until February 2001 and as Chairman of the Board from June 1999 until February 2001. Before joining Accord, Mr. DeVigne served as Vice President, Worldwide Sales for VideoServer, Inc. from October 1992 until May 1997. Mr. DeVigne also served as President of Innovative Technology, a manufacturer of voicemail and interactive voice response systems, from March 1990 until June 1992, and as Senior Vice President of Sales and Marketing of Netrix Corporation, a manufacturer of wide area networks, from February 1989 until March 1990. Mr. DeVigne has also held various sales and executive management positions with Paradyne Corporation and International Business Machines Corporation. Mr. DeVigne holds a B.A. from Duke University.

        Mr. Keenan served as our Senior Vice President and General Manager, Network Systems Products, from March 2001 to January 2002. In January 2002, Mr. Keenan was named Senior Vice President, Worldwide Sales and Marketing. Prior to joining us, Mr. Keenan served as Senior Vice President, Worldwide Sales and Marketing of Accord Networks Ltd. from April 1998 until February 2001. Mr. Keenan served as the Vice President of International Sales for VideoServer, Inc. from May 1994 until February 1998. Mr. Keenan holds an honours degree in Mining Geology from Cardiff University in the United Kingdom.

        Mr. Malloy joined us in January 1998 and is currently our Senior Vice President and General Manager, Video Communications. Mr. Malloy co-founded ViaVideo Communications, Inc. in 1996. Prior to founding ViaVideo, Mr. Malloy served in various marketing management roles at VTEL, including Manager of Product Marketing and Director of Commercial Analysis. Mr. Malloy also held marketing and manufacturing management positions with Baxter Healthcare and Pfizer-Shiley, and served as a lieutenant in the U.S. Navy. Mr. Malloy holds a B.S. degree in Political Science from the United States Naval Academy and a M.B.A. degree from the University of California, Los Angeles.

        Mr. Schwarz joined us in April 2000 as our Senior Vice President and General Manager, Network Access. In January 2002, Mr. Schwarz was also named as our Chief Systems Architect. Mr. Schwarz previously served as Senior Vice President for Product Management and Development at Auspex Systems, a developer of advanced network content storage solutions. Prior to Auspex, he was associated with Siemens for over 20 years. As senior vice president and general manager for IP telephony and enterprise data networks for Siemens Information and Communications Networks, Mr. Schwarz was responsible for the development of voice-over IP (VoIP) enterprise communication systems. He also served as general manager for a 3Com/Siemens joint-venture IP telephony solutions start-up. Prior positions also include vice president roles in Siemens Business Communications Inc., Siemens Rolm, and BiiN Information Systems, as well as senior director and management positions at Rolm Systems, a joint venture between Intel and Siemens, and the Process Automation Division of Siemens AG. Mr. Schwarz holds a masters degree in Electrical Engineering and Computer Science from Technical University in Darmstadt, Germany.

ITEM 2.    PROPERTIES

        We are currently headquartered in an approximately 102,000 square foot facility in Milpitas, California pursuant to a lease which expires in January 2007. This facility accommodates corporate administration, some voice and network access research and development, manufacturing, marketing, sales and customer support. On February 19, 2001, we entered into a ten-year lease agreement for a 50,000 square foot facility in Pleasanton, California which is currently under construction. This facility will become our corporate headquarters when completed, which is expected to be in the second quarter of 2002.

        The majority of our video and service operations are located in approximately 321,000 square feet in Andover, Massachusetts pursuant to a lease that expires in September 2014 and approximately 55,000 square foot in Austin, Texas pursuant to a lease that expires in December 2004. Our network systems operations occupy approximately 31,000 square feet in Petach Tikva, Israel and 18,000 square feet in Atlanta, Georgia. In addition, we lease space in Goleta, California for our network access products' engineering, manufacturing and marketing organizations and we lease space in Vancouver, Canada for our VoIP development operation. See Note 10 of Notes to Consolidated Financial Statements.

        We lease approximately 44,000 square foot facility in Tracy, California which is used as our North American and Latin American distribution center. Further, we utilize space at our manufacturing contractor in Thailand and our European distribution contractor in the United Kingdom and Netherlands to provide Asian and European distribution and repair centers, respectively.

        Within the U.S. we lease sales office space in metropolitan locations, including New York City; Rosemont, Illinois; Coral Gables, Florida; Dallas, Texas; Irvine, California; Silver Spring, Maryland; Minnetonka, Minnesota and Short Hills, New Jersey. Outside of the U.S, we lease offices in several countries, including France, Germany, Netherlands, Spain, U.K., Australia, China, Hong Kong, Japan, Korea, Singapore, Brazil and Mexico.

        As a result of the acquisition of PictureTel completed in October 2001, we have identified redundant facilities that the company intends to terminate or sublease. See Note 4 of Notes to Consolidated Financial Statements.

        We believe that our current facilities are adequate to meet our needs for the foreseeable future, and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we are involved in various legal proceedings arising from the normal course of business activities. In addition, from time to time, third parties assert patent or trademark infringement claims against us in the form of letters and other forms of communication. We do not believe that any of these legal proceedings or claims are likely to have a material adverse effect on our consolidated results of operations or our financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK

Price Range of Common Stock

        The following table presents the high and low sale prices per share for our common stock as reported by the Nasdaq National Market for the periods indicated. The stock prices have been adjusted where appropriate to reflect a two-for-one split of our common stock effected as a stock dividend on August 31, 2000.

	High	Low
Year Ended December 31, 2000:
First Quarter	$66.50	$26.75
Second Quarter	56.00	26.00
Third Quarter	69.88	39.00
Fourth Quarter	72.25	29.38
Year Ended December 31, 2001:
First Quarter	$37.81	$10.75
Second Quarter	29.88	10.88
Third Quarter	30.00	17.91
Fourth Quarter	42.59	23.88
Year Ending December 31, 2002:
First Quarter (through February 15, 2002)	$39.09	$22.37

        On February 15, 2002, the last reported sale price of our common stock as reported on the Nasdaq National Market was $24.27 per share. As of December 31, 2001, there were approximately 2,062 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

        We have never declared or paid any cash dividend on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain future earnings, if any, for use in our business.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with Polycom's audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2001, 2000 and 1999 and the consolidated balance sheet data at December 31, 2001 and 2000, are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 1998 and 1997 and the consolidated balance sheet data at December 31, 1999, 1998 and 1997 are derived from audited consolidated financial statements which are not included in this Form 10-K. This data gives retroactive effect to our acquisition of Accord on February 28, 2001, which was treated as a pooling of interests. We use a 52 or 53-week fiscal year. As a result, our fiscal year may not end as of the calendar period. For convenience of presentation, the consolidated financial statements have been shown as ending on December 31 of each applicable period.

	December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$383,189	$373,554	$224,902	$129,483	$51,972
Cost of net revenues	166,747	164,099	99,698	63,092	28,685

Gross profit	216,442	209,455	125,204	66,391	23,287
Operating Expenses:
Sales and marketing	74,653	70,745	43,366	25,845	14,768
Research and development	59,416	43,570	25,724	17,158	19,553
General and administrative	21,564	20,702	12,729	7,751	8,368
Acquisition-related costs	24,077	4,768	1,650	185	597
Purchased in-process research and development	52,642	—	—	—	—
Amortization of goodwill and purchased intangibles	6,019	—	—	—	—
Grant repayment	—	5,876	—	—	—
Litigation settlement	—	6,500	—	—	—
Litigation reserve release	—	(1,843)	—	—	—

Total operating expenses	238,371	150,318	83,469	50,939	43,286

Operating income (loss)	(21,929)	59,137	41,735	15,452	(19,999)
Interest income, net	12,755	8,419	1,629	927	1,061
Other investments adjustment	(3,178)	(5,854)	—	—	—
Other income (expense)	(608)	8	(31)	(9)	12

Income (loss) before provision for income taxes	(12,960)	61,710	43,333	16,370	(18,926)
Provision for income taxes	14,740	24,247	13,616	1,749	171

Net income (loss)	$(27,700)	$37,463	$29,717	$14,621	$(19,097)

Basic net income (loss) per share	$(0.33)	$0.50	$0.45	$0.25	$(0.44)
Diluted net income (loss) per share	$(0.33)	$0.45	$0.38	$0.20	$(0.44)
Weighted average shares outstanding for basic net income (loss) per share	85,123	75,264	65,475	58,012	43,369
Weighted average shares outstanding for diluted net income (loss) per share	85,123	83,828	77,848	71,609	43,369
	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$150,180	$241,798	$66,554	$24,925	$19,846
Working capital	201,649	325,969	97,006	51,307	24,600
Total assets	821,165	503,708	185,219	88,418	51,857
Mandatory redeemable convertible preferred stock	—	—	25,916	19,415	10,676
Total stockholders' equity	643,986	422,783	100,810	40,855	14,829

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCT OFFERINGS, CUSTOMER AND GEOGRAPHIC REVENUE MIX, GROSS MARGINS AND OPERATING COSTS AND EXPENSES INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "OTHER FACTORS AFFECTING FUTURE OPERATIONS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

Overview

        We were incorporated in December 1990. We were engaged principally in research and development from inception through September 1992, when we began volume shipments of our first voice communications product, the SoundStation. Currently, our voice communications products consist principally of the SoundStation, VoiceStation, SoundPoint and Vortex product families. In January 1998, we completed the acquisition of ViaVideo Communications, Inc., or ViaVideo, a development stage company that designed and developed high quality, low cost, easy-to-use, group video communications systems. In February 1998, we began customer shipments of our ViewStation products. Currently, our video communications products consist principally of the ViewStation, iPower, Visual Concert and ViaVideo product families. In December 1999, we acquired Atlas Communication Engines, Inc., or Atlas, a privately held OEM supplier of integrated access devices, or IADs, and an emerging supplier of digital subscriber line, or DSL, routers which provide voice and data over DSL networks. Our current network access product offerings are comprised of our NetEngine line of IADs and DSL routers. In February 2001, we acquired Accord Networks Ltd., or Accord, a leading provider of next generation, rich-media network products that enable Internet Protocol and other network voice and video communications in both the customer premises and service provider markets. Accord's product line has become our network systems product family and consists principally of the MGC and GW, PathNavigator and WebOffice line of products, which provide multipoint video connectivity and gateway capability through disparate networks. See Note 3 of Notes to Consolidated Financial Statements.

        In October 2001, we completed our acquisition of PictureTel Corporation, or PictureTel. Under the terms of the transaction, we exchanged a combination of 0.1177 shares of Polycom common stock and $3.11 in cash for each outstanding share of PictureTel common stock. In total, approximately 6.6 million shares of our common stock, net of treasury shares, and approximately $183 million in cash were exchanged for all outstanding shares of PictureTel's common stock. In addition, we assumed PictureTel options and warrants that, following such assumption, became exercisable for approximately 1.2 million shares of our common stock. The acquisition has been accounted for as a purchase business combination using the guidance contained in SFAS 141. The acquisition of PictureTel enhances our video communications product family with the iPower PC-based architecture product series. See Note 3 of Notes to Consolidated Financial Statements.

        Through December 31, 2001, we derived a substantial majority of our net revenues from sales of our ViewStation, iPower, network systems and SoundStation products. We anticipate that our ViewStation, iPower, MGC, GW, SoundStation products and services will account for a substantial majority of our net revenues for at least the next twelve months. See Note 16 of Notes to Consolidated Financial Statements. Any factor adversely affecting the demand or supply for these products would harm our business, financial condition, cash flows and results of operations.

Results of Operations for the Three Years Ended December 31, 2001

        The following table sets forth, as a percentage of net revenues, consolidated statement of income data for the periods indicated.

	Year Ended December 31,
	2001	2000	1999
Net revenues	100%	100%	100%
Cost of net revenues	44%	44%	44%

Gross profit	56%	56%	56%
Operating expenses:
Sales and marketing	19%	19%	19%
Research and development	15%	12%	11%
General and administrative	6%	5%	6%
Acquisition costs	6%	1%	1%
Purchased in-process research and development	14%	0%	0%
Amortization of goodwill and purchased intangibles	2%	0%	0%
Grant repayment	0%	2%	0%
Litigation settlement	0%	2%	0%
Litigation reserve release	0%	(1)%	0%

Total operating expenses	62%	40%	37%

Operating income (loss)	(6)%	16%	19%
Interest income, net	4%	2%	0%
Other investments adjustment	(1)%	(2)%	0%
Other expense, net	0%	0%	0%

Income (loss) before provision for income taxes	(3)%	16%	19%
Provision for income taxes	4%	6%	6%

Net income (loss)	(7)%	10%	13%

Net Revenues

        Net revenues for the year ended December 31, 2001 increased 3% over the same period of 2000. This increase was due to increased sales volume of our network systems products which increased from $42.3 million in 2000 to $83.1 million in 2001, and to iPower-related service revenue of $7.7 million resulting from our acquisition of PictureTel in October 2001. These increases were offset by decreases in volume of our network access, voice communications and video communications product revenue which decreased 45%, 16% and 6%, respectively, year over year. The decrease in ViewStation video communications product sales was largely offset by iPower video communications product sales in the fourth quarter of 2001. We believe that lower sales of our video, voice and network access products for 2001 were due principally to a reduction in capital spending in the United States due to the downturn in economic activity during the past year which resulted in our channel partners reducing the level of inventory that they typically hold. On a regional basis, Asia and Europe revenues increased 39% and 3% respectively, in 2001 over 2000 while North America and Latin America revenues decreased slightly in 2001 over 2000. Included in product revenues for voice, non-iPower video and network systems products are immaterial amounts of related service revenue.

        Net revenues for the year ended December 31, 2000 increased 66% over the same period of 1999. This increase was due primarily to an increased sales volume of our video communication products which accounted for 60% of the total increase. In addition, sales volume increases in our network access, voice communication and network systems products also contributed to the improvement over 1999. The increase in voice communications revenue accounted for 12% of the total increase, the increase in network access products accounted for 16% of the total increase, and the increase in network systems revenue accounted for the remaining 12% of the total increase. We also had a significant increase in sales in each international region in 2000 over 1999 due to an increased focus on expanding into foreign markets. This expansion included adding sales and marketing, operational and administrative resources.

        A major contributor to the expected growth of the broadband market has been the deployment of DSL. Beginning in the second half of 2000 and continuing through the year 2001, many DSL providers experienced delays in delivering their service which caused financial troubles for these companies. These DSL providers are customers of our network access products through OEM providers we use as resellers. These service delays slowed the expected growth in this market which in turn slowed sales of our network access products. If these conditions persist in 2002, they will negatively impact revenues from our network access products.

        In 2001, 2000 and 1999, we derived a substantial majority of our net revenues from sales of our video communication, voice communication, network systems and network access products. No customer accounted for more than 10% of our net revenues for the fiscal years ended December 31, 2001 and 2000. However, one customer, Lucent Technologies, accounted for 11% of our net revenues in the three months ended December 31, 2000, primarily from sales of our network access products. In addition, Lucent Technologies accounted for 10% of net revenues in 1999. No other customer or reseller accounted for more than 10% of our net revenues during these periods. See Note 16 of Notes to Consolidated Financial Statements for business segment information.

        Our business is subject to the risks arising from domestic and global economic conditions. During 2001, the economic recession in the Unites States slowed overall spending to the point where industries delayed or reduced technology purchases. If this economic downturn continues in 2002, it will likely continue to adversely affect our results of operations. If our customers delay or reduce orders for our products, we will fall short of our revenue expectations for any given quarter in 2002 or for the entire year. These conditions would negatively affect our business and profitability as they did in 2001. The impact of adverse economic conditions in 2002 is difficult to predict at this time and represents a significant uncertainty with respect to our 2002 operating results. In addition, weakness in the end-user market for our products could negatively affect the cash flow of our reseller customers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure which could harm our profitability, financial condition and cash flow.

        International net revenues, or revenues outside of Canada and the U.S., accounted for 36%, 32% and 30% of total net revenues for 2001, 2000 and 1999, respectively. See Note 16 of Notes to Consolidated Financial Statements. The percentage improvement in the international component of our revenues for 2001 over 2000 was due to growth in Asia and Europe of sales of our video communications and network systems products and by reductions in sales of video, voice and network access products in North America. In fiscal year 2000, we made investments in Europe, Asia and, to a lesser degree, in Latin America. This expansion of resources was the main reason for the increase in the international percentage of total net revenues in 2001 from 2000 despite the increase in net revenue from sales of our network systems products which were sold primarily in North America. An increase in our video communication products unit sales volume in Europe, Asia and Latin America was the primary reason for the increase in the international percentage of total net revenues in 2000 from 1999.

        We anticipate that international sales will continue to account for a significant portion of total net revenues for the foreseeable future, and we plan to continue our expansion in Europe, Asia and Latin America. International sales, however, are subject to certain inherent risks, including economic weakness in international markets, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Additionally, international net revenues may fluctuate as a percentage of net revenues in the future as we introduce new products since we expect to initially introduce these products in North America and also because of the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, our business could be harmed. We cannot assure you that we will be able to maintain or increase international market demand for our products. Additionally, to date, a substantial majority of our international sales has been denominated in U.S. currency; however, if our international sales were denominated in local currencies in the future, these transactions would be subject to currency fluctuation risks. For example, as a consequence of our acquisition of PictureTel, which we completed in October 2001, we anticipate that we will sell our iPower products and related services in some non-US dollar denominations. Due to our lack of experience in foreign currency hedging transactions, we may be at risk of incurring foreign currency losses which could negatively affect our consolidated financial position, results of operations and cash flows. Further, to date, the establishment of the European Currency Unit, or the Euro, by the European Union as the common legal currency in Europe has not had any significant impact on us since a substantial majority of our international sales are denominated in U.S. currency. However, there may be an impact in the future due to the recent weakening of the Euro against the dollar as this requires customers to convert a greater number of Euros into dollars to settle their outstanding debts to us.

Cost of Net Revenues

        Cost of net revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments and an allocation of overhead expenses. The cost of net revenues as a percentage of total net revenues for fiscal 2001 was 44% which is consistent with the same period of 2000. Overall, a more favorable product mix generated from increased shipments of higher margin network systems products was offset by a write-down of network access inventory to net realizable value.

        When comparing the cost of net revenues as a percentage of net revenues in 2000 to 1999, the percentage was again the same at 44%. Overall, a more favorable product mix generated from increased shipments of higher margin network systems and video products and favorable material price variances were offset by a write-down of certain media server inventory, including the ShowStation IP, to net realizable value and higher shipment volumes of our lower margin network access products.

        Forecasting future gross margin percentages is difficult, and there are a number of risks associated with maintaining our current gross margin levels. For example, uncertainties surrounding revenue levels and related production level variances, competition, changes in technology, changes in product mix, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs and timing of sales over the next few quarters can cause our cost of net revenues percentage to fluctuate significantly. Additionally, our IAD and DSL equipment products, iPower products, VoIP products and other desktop products have a significantly higher cost of net revenue percentage than our network systems, ViewStation and SoundStation products. Accordingly, a full year of iPower revenue and any significant revenue growth in our IAD, DSL, VoIP and other desktop products will have a negative effect on our cost of net revenues percentages. Also, we may reduce prices on our products in the future for competitive reasons or to stimulate demand which could increase our cost of net revenues percentage, and there is the risk that any of such potential price reductions would not offset competitive pressures or stimulate demand. In addition, cost variances associated with the manufacturing ramp of new products such as our NetEngine, VoIP telephony products, VoiceStation 100 or any other new product could occur, which would increase our cost of net revenues percentage. Similarly, we may incur unfavorable cost variances associated with the manufacturing ramp associated with the transition of our iPower video products from the PictureTel manufacturing facilities to our subcontractor in Thailand. Further, gross margins associated with our ViaVideo, ViewStation SP, iPower video products and the SoundPoint Pro are lower than the targeted gross margins of our product portfolio, while the gross margins for our network systems products are higher than or closer to our targeted gross margins. Thus, the proportional contribution of these products to our product mix can have a significant impact on our overall gross margins. In addition to the uncertainties listed above, cost of net revenues as a percentage of net revenues may increase due to a change in our mix of distribution channels and the mix of international versus North American revenues. Further, during 2001, we wrote down our network access products inventory to net realizable value which was significantly lower than the value of this inventory before the adjustment. This write-down was due in part to the delay in the deployment of the DSL technology. The current value of our network access products inventory is based upon our expectations of the performance of the market for our network access products in the future. If the market does not grow in the future as we currently expect, we could further write down our network access products inventory which would negatively affect our cost of net revenues, consolidated financial position, results of operations and cash flows.

Sales and Marketing Expenses

	Year End December 31,			Increase (Decrease) From Prior Year
	2001	2000	1999	2001	2000
	(dollars in thousands)
Expenses	$74,653	$70,745	$43,366	6%	63%
% of Net Revenues	19%	19%	19%	0%	0%

        Sales and marketing expenses consist primarily of salaries and commissions for our sales force, advertising and promotional expenses, product marketing, allocation of overhead expenses and customer service and support costs. The 6% increase in absolute dollars in 2001 over 2000 was due primarily to increased marketing efforts related to our network systems products and to an increase in our investment in our worldwide sales effort. The increase in sales and marketing expenses in absolute dollars in 2000 over 1999 was primarily related to business growth and associated increased advertising and promotional expenditures for our video, network systems and network access products. Additionally, an increase in our investment in our worldwide sales effort also contributed to the increases over 1999.

        We expect to continue to increase our sales and marketing expenses in absolute dollar amounts in an effort to expand North American and international markets, market new products and establish and expand distribution channels. In particular, our acquisitions of PictureTel, Accord, Circa and ASPI expanded our product portfolio into new products and markets which will require significant additional marketing expenditures to communicate the value of the new product offerings as well as significant additional sales expenditures to develop a new sales organization for these markets. In addition, due to the innovative nature of our ViaVideo, ViewStation, iPower, network systems, Web Office, Path Navigator, Vortex and VoIP products, we believe we will incur additional expenses for sales and marketing, especially advertising, to educate potential customers as to the desirability of these products over competing products. Also, we will further invest in the international markets, increasing the absolute dollars spent in this area. Further, we are currently expanding our service organization to provide expanded and improved support for our products which will increase our sales and marketing expenses.

Research and Development Expenses

	Year End December 31,			Increase (Decrease) From Prior Year
	2001	2000	1999	2001	2000
	(dollars in thousands)
Expenses	$59,416	$43,570	$25,724	36%	69%
% of Net Revenues	15%	12%	11%	3%	1%

        Research and development expenses consist primarily of compensation costs, consulting fees, depreciation and an allocation of overhead expenses. Increases in research and development expenses occurred for all product lines except network access products, which declined slightly, in 2001 compared with 2000. The 3% increase in research and development expense as a percentage of net revenues reflects our continued investments in our existing products as well as new investments in our iPower products, which were acquired through the PictureTel acquisition. Individually, the increase in network systems product development expenditures accounted for 43% of the total increase, video communication product development expenditures accounted for 52% of the total increase, voice communications development expenditures accounted for 6% of the total increase and the decrease in network access product development accounted for 1% of the change. Increases in video, voice, network systems and network access product development all contributed to the total increase in fiscal 2000 over fiscal 1999. Individually, the increase in video communication product development expenditures accounted for 37% of the total increase, network access development expenditures accounted for 29% of the total increase, network systems development expenditures accounted for 23% of the total increase, and the increase in voice communications product development expenditures accounted for the remaining 11% of the total increase. In all years presented, all research and development costs have been expensed as incurred.

        We believe that technological leadership is critical to our success and we are committed to continuing a high level of research and development. Also, continued investment in new product initiatives will require significant research and development spending. Consequently, we intend to increase research and development expenses in absolute dollars in the future.

General and Administrative Expenses

	Year End December 31,			Increase (Decrease) From Prior Year
	2001	2000	1999	2001	2000
	(dollars in thousands)
Expenses	$21,564	$20,702	$12,729	4%	63%
% of Net Revenues	6%	5%	6%	1%	(1)%

        General and administrative expenses consist primarily of compensation costs, allocation of overhead expenses, bad debt write-offs, legal expenses and accounting expenses. The increase in general and administrative expenses in the year ended December 31, 2001 over the same period of 2000 was due to higher costs associated with increased staffing and other infrastructure costs offset slightly by lower expenditures associated with the implementation of our enterprise resource planning system implemented in 2000 and expense controls initiated in 2001. The increase in general and administrative expenses in 2000 over 1999 was due to increased staffing and infrastructure costs to support our growth, including the additional costs to upgrade our management information system, expansions in Europe and Asia and higher bad debt expense.

        We believe that our general and administrative expenses will continue to increase in absolute dollar amounts in the future primarily as a result of expansion of our administrative staff and costs related to supporting a larger company. These additional charges principally include expenses related to expansion of our information system and infrastructure charges related to the significant investments being made in international regions. Additionally, write-offs associated with uncollectable receivables are difficult to predict, and material write-offs could negatively affect our profitability in the quarter they are made. Further, the acquisition of PictureTel in October 2001 adds administrative complexity to our organization, which will result in increased general and administrative expenses.

Acquisition-related Costs

        We incurred acquisition-related costs totaling $24.1 million in 2001, $4.8 million in 2000 and $1.7 million in 1999. In 2001, these costs were associated with the acquisitions of Accord, Circa, PictureTel and ASPI. The 2001 costs were made up of $3.7 million of restructuring charges related to facility closings and severance costs, $6.7 million of asset impairment charges, $13.7 million of other acquisition costs including outside financial advisory, legal, accounting and consulting services. In 2000, these costs were related to the acquisition of Accord completed in February 2001. In 1999, these costs were related to the acquisition of Atlas completed in December 1999. These charges in 2000 and 1999 were for outside financial advisory, legal and accounting services. We expect to incur future material expenses relating to these acquisitions, and there may be other acquisition expenses related to other such transactions in the future. See Note 4 of Notes to Consolidated Financial Statements.

Purchased In-process Research and Development

        In the year ended December 31, 2001, we incurred charges totaling $52.6 million for in-process research and development. This research and development was acquired as part of the acquisitions of PictureTel, Circa and ASPI, and totaled $49.3 million, $2.4 million and $0.9 million for each of these respective acquisitions. The in-process research and development was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. See Note 3 of Notes to Consolidated Financial Statements.

        The amount allocated to purchased in-process research and development and other intangible assets was determined by management using an independent appraisal. In-process research and development was identified and valued through analysis of data provided by us concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and in-process research and development. The estimated net cash flows from the products are based upon estimates of revenue, cost of revenue, research and development costs, sales and marketing costs and income taxes from such projects and were discounted at rates ranging from 30 to 40 percent in relation to the stage of completion and the technical risks associated with achieving technological feasibility.

        Our efforts to develop the purchased in-process research and development into commercially viable products principally relate to the completion of all planning, designing, prototyping and testing activities that are necessary to establish that the products can be produced to meet its design specifications including function, features and technical performance requirements. It is reasonably possible that the development of this technology could fail because of prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside of the our control such as a change in the market for the resulting developed products. In addition, at such time as the project is completed, it is reasonably possible that the completed products do not receive market acceptance or that we are unable to produce and market the product cost effectively.

        The following are the values assigned to each acquired PictureTel in-process research and development project, the estimated completion percentages, expected technology lives, estimated time and costs to complete at the close of the PictureTel acquisition (in thousands):

In process research and development project	Value assigned to in process project	Percentage complete	Expected life of technology	Estimated time to complete	Estimated cost to complete
Project A	$5,161	71%	4 years	3-6 months	$2,106
Project B	12,250	82%	5 years	9-12 months	2,725
Project C	24,750	53%	5 years	15-24 months	21,810
Other projects	7,131	51%	3-5 years	6-24 months	6,795

Total	$49,292				$33,436

        The projects are for next generation products to enable PC based multipoint collaborative audio and video conferencing over multiple communication standards or protocols. There have been no material changes to the estimated time and cost to complete the in-process research and development at December 31, 2001.

Amortization of Goodwill and Other Purchased Intangibles

        In the year ended December 31, 2001, we recorded a $6.0 million amortization of goodwill charge related to the Circa acquisition and amortization of other intangibles related to the PictureTel, Circa and ASPI acquisitions. Goodwill and other intangible assets are being amortized to expense over their estimated useful lives of three years. Beginning January 1, 2002, under the guidance of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," we will no longer amortize goodwill over its estimated useful life, but instead will evaluate this asset for impairment and record adjustments, if necessary. Amortization of other purchase intangibles will continue over their estimated useful lives.

Grant Repayment

        In the fourth quarter of 2000, Accord incurred a charge of $5.9 million relating to the repayment of all outstanding grants from the Office of the Chief Scientist in Israel, or OCS, and the Israel-U.S. Binational Industrial Research and Development foundation, or BIRD. The payments to OCS and BIRD were derived directly from the commercial success of Accord products resulting from research and development funding received from those organizations.

Litigation Settlement

        On November 20, 1998, a patent infringement claim was filed against Accord's U.S. subsidiary, Accord Networks, Inc., in the United States District Court, District of Massachusetts, alleging that the U.S. subsidiary had and was willfully and deliberately infringing on one of Ezenia!'s patents. The complaint was later amended to allege that the U.S. subsidiary also had and was willfully and deliberately infringing on other patents. On June 10, 1999, Accord was added as a defendant in the lawsuit. On June 16, 2000, Accord and its U.S. subsidiary entered into a written settlement agreement, and the Court entered an order dismissing the case. The lawsuit settlement cost of $6.5 million, which final payment was made on December 28, 2000, represents a one-time charge resulting from this settlement and was reported under "Litigation settlement" in the consolidated statement of operations in June 2000.

Litigation Reserve Release

        On September 3, 1997, VTEL Corporation, or VTEL, filed a lawsuit in the State District Court in Travis County, Texas against ViaVideo Communications, Inc. and its founders, who were formerly employed by VTEL. On May 27, 1998, following our acquisition of ViaVideo, VTEL amended its suit to add Polycom as a defendant. In the lawsuit, VTEL alleged breach of contract, breach of confidential relationship, disclosure of proprietary information and related allegations. ViaVideo, its founders and Polycom answered the suit, denying in their entirety VTEL's allegations. On March 3, 2000, VTEL voluntarily dismissed the allegations against Polycom and ViaVideo with prejudice for no consideration. As a one-time item in the first quarter of 2000, the excess accrual associated with the expenses we estimated we would incur in connection with this lawsuit totaling $1.8 million was released since no further material expenses will be incurred. See Note 10 of Notes to Consolidated Financial Statements.

Interest Income, Net

        Interest income, net consists of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts and interest expense from our credit facilities. Interest income, net of interest expense, was $12.8 million in 2001, $8.4 million in 2000 and $1.6 million in 1999. The fluctuations in interest income, net are due primarily to changes in average cash and investment balances throughout the year, the most significant of which relates to our follow-on common stock offering in 2000 and Accord's initial public offering which together raised $203.2 million in the third quarter of 2000. Interest income, net will likely fluctuate in 2002 due to the movement in our cash balances caused by our cash outlay of approximately $183 million in October 2001 related to acquisition of PictureTel and the cash increase of approximately $238 million related to the follow-on public common stock offering completed in the first quarter of 2002. In addition, interest income, net will also fluctuate due to the reduction in interest rates throughout 2001 related to the monetary policy actions taken by the United States Federal Reserve Board to stimulate economic growth in the United States.

Other Investments Adjustment

        For strategic reasons we have made various investments in private companies that are included in "Other long-term assets" in our consolidated balance sheet. We monitor the value of these investments for impairment and make appropriate reductions in carrying value when necessary. During 2001 and 2000, we determined that the value of these investments became impaired and we reduced the carrying amount by $3.2 million and $5.9 million, respectively.

Provision for Income Taxes

        The tax provision for income taxes was $14.7 million in 2001, $24.2 million in 2000 and $13.6 million in 1999. The decrease in the provision for income taxes in 2001 over 2000 was attributable to a decrease in U.S. tax and an increase in foreign tax due to an increase in foreign income. The increase in provision for income taxes in 2000 over 1999 was primarily due to an increase in taxes for both U.S. and foreign income.

        As of December 31, 2001, we had approximately $9.1 million in net operating loss carryforwards and $9.9 million in tax credit carryforwards as well as other deferred tax assets arising from temporary differences. See Note 15 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

        As of December 31, 2001, our principal sources of liquidity included cash and cash equivalents of $126.8 million, short-term investments of $23.3 million and long-term investments of $68.7 million. Short-term and long-term investments consisted primarily of U.S. government securities, state and local government securities and corporate debt and equity securities of which $9.7 million was invested in publicly traded equity securities. See Note 5 of Notes to Consolidated Financial Statements. In addition, we had a $25.0 million line of credit with a bank and $4.3 million in other investments in equity securities of privately-held companies shown in "Other long-term assets" on our balance sheet.

        We generated cash from operating activities totaling $76.7 million in 2001, $38.1 million in 2000 and $38.1 million in 1999. The increase in cash provided from operating activities in 2001 over 2000 was due to a net reduction in trade receivables, inventories and deferred taxes in 2001 compared to increases for these items in 2000 and a smaller increase in prepaid and other current assets compared to 2000, offset by a net reduction in total liabilities such as accounts payable, taxes payable and other liabilities and lower net income before non-cash items. When comparing 2000 activity to 1999, improvements in net income before non-cash items and an increase in the tax benefits from the exercise of employee stock options and employee stock purchase plan transactions was offset by higher growth in inventories, deferred taxes, non-trade receivables, which are included in other current assets and a lower increase in current liabilities.

        The total net change in cash and cash equivalents for the year ended 2001 was a decrease of $62.6 million. The primary uses of cash during this period were $121.8 million paid for purchase acquisitions net of cash received from acquired companies, $41.5 million for the purchase of convertible notes receivable related to the PictureTel acquisition, $12.8 million for purchases of property, plant and equipment and $1.3 million for the purchase of trademarks and licenses. The primary sources of cash were $76.7 million from operating activities, $20.8 million for net maturities and sales of investments and $17.3 million associated with the exercise of stock options and purchases under the employee stock purchase plan. The positive cash from operating activities was primarily the result of net loss before considering non-cash expenses, such as depreciation, amortization, the provision for doubtful accounts, other investments adjustment, the write-off of in-process research and development and the tax benefits from the exercise of employee stock options, lower trade receivables, inventories and deferred taxes, offset by a net decrease in total liabilities, including accounts payable, taxes payable, and other liabilities, and an increase in prepaid expenses and other current assets. The positive cash impact due to inventory reductions may not occur in 2002 as it did in 2001.

        In February 2002, we completed a follow-on public offering in which we sold 8,050,000 shares of our common stock, including an over-allotment option of 1,050,000 shares exercised by the underwriters, at a price of $31.20 per share. Our net proceeds from this offering were approximately $238 million after taking into account underwriting discounts and commissions and our expenses. We intend to use the net proceeds from this sale primarily for general corporate purposes, including working capital and capital expenditures, as well as for acquisitions of complementary businesses or technologies.

        We had issued letters of credit under our bank credit facility, totaling $8.4 million, to guarantee certain obligations of PictureTel, which we subsequently returned to the bank in December 2001. Other material commitments consist of obligations under our operating leases. In addition, we had open purchase orders and other contractual obligations of approximately $28.5 million related to inventory purchases as of December 31, 2001. We also maintain, from time to time, commercial letters of credit as payments for the importation of certain products. These amounts do not exceed $100,000 and are outstanding less than 120 days. In addition, our bank has issued letters of credit to secure the leases on some of our offices. These letters of credit total approximately $186,000 and are secured by our credit facilities or cash deposits with our banks. See Notes 10 and 11 of Notes to Consolidated Financial Statements.

        As of December 31, 2001, the following future minimum lease payments are due under lease obligations, excluding leases subject to cancellation within twelve months of December 31, 2001 (in thousands):

Leases
Year ending December 31,
2002	$13,230
2003	13,817
2004	13,447
2005	11,563
2006	11,248
Thereafter	48,636

Minimum future lease payments	$111,941

        We believe that our available cash, cash equivalents, investments, bank line of credit and the proceeds of the stock offering completed in February 2002 will be sufficient to meet our operating expenses and capital requirements for the forseeable future. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions or competitive reasons, and may seek to raise such additional funds through public or private equity financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

Critical Accounting Policies

        Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition and Product Returns

        We recognize hardware product revenue using the guidance from SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and Statement of Financial Accounting Standards, or SFAS, No. 48 "Revenue Recognition When Right of Return Exists." We recognize software revenue in accordance with SOP 97-2, "Software Revenue Recognition," as amended by

SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." Under these guidelines, we defer revenue recognition on transactions where persuasive evidence of an arrangement does not exist, title has not transferred, product payment is contingent upon performance of installation or service obligations, the price is not fixed or determinable or payment is not reasonably assured. In addition, we estimate what future product returns may occur based upon actual historical return rates and reduce our revenue by these estimated future returns. If the historical data we use to calculate these estimates does not properly reflect future returns, these estimates could be revised. In addition, we defer revenue associated with long-term customer maintenance contracts. The value of these contracts is recognized ratably over the length of the customer contract.

Customer Programs and Incentives

        We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Warranty

        We provide for the estimated cost of hardware product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Excess and Obsolete Inventory

        We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product life-cycles, product demand and market conditions. If actual product life-cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Deferred and Refundable Taxes

        We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. At December 31, 2001, we had no valuation allowance established against our deferred tax assets. To the extent we establish a valuation allowance or increase this allowance in a period, we must include and expense the allowance within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

Fair Value of Assets Acquired and Liabilities Assumed in Purchase Combinations

        The purchase combinations carried out by us require management to estimate the fair value of the assets acquired and liabilities assumed in the combinations. These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. For example, with the PictureTel acquisition, we identified vacated or redundant facilities that we intend to terminate or sublease. Should actual use of assets or resolution of obligations differ from our estimates, revisions to the estimated fair values would be required. If a change in estimate occurs after one year of the acquisition, the change would be recorded in our statement of operations.

Goodwill and Other Identifiable Intangibles

        We assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

  •
  Significant underperformance relative to expected historical or projected future operating results;

  •
  Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

  •
  Significant negative industry or economic trends.

        When we determine that the carrying value of goodwill and other identified intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002 we will cease to amortize goodwill arising from acquisitions completed prior to July 1, 2001. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our statement of operations.

Non-marketable Securities

        Periodically, we make strategic investments in companies whose stock is not currently traded on a major stock exchange. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. Each quarter, we assess the value of these investments by using information acquired from industry trends, the management of these companies and other external sources. Based on the information acquired, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We adopted this pronouncement beginning with the PictureTel Corporation acquisition completed on October 18, 2001. See Note 3 of Notes to Consolidated Financial Statements.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. For existing goodwill and other intangibles, we will adopt this pronouncement on January 1, 2002. As a result of this adoption, $6.3 million of goodwill, which was to be amortized ratably through March 2004, will cease. We adopted the non-amortization provision for goodwill contained within this pronouncement for new acquisitions beginning with the PictureTel acquisition completed on October 18, 2001. See Note 3 of Notes to Consolidated Financial Statements.

        SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss, measured as of the beginning of the year of adoption, if any, and must be completed by the end of our fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first quarter of 2002. Any loss resulting from the first step impairment test will be reflected as a cumulative effect of a change in accounting principle in the first quarter of 2002. We have not yet determined what effect these impairment tests will have on our consolidated financial position, results of operations and cash flows.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. We are currently assessing the impact of SFAS 144 on our consolidated financial position, results of operations and cash flows.

        In September of 2001, the FASB Emerging Issues Task Force, or EITF, issued EITF Issue No. 01-09, "Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF Issues No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," No. 00-14, "Accounting for Certain Sales Incentives," and No. 00-22, "Accounting for 'Points' and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future." EITF 00-25, as codified by EITF 01-09, established the treatment in the statement of operations of vendor consideration to resellers of a vendor's products. EITF 00-25 and 01-09 are effective for the interim and year-end periods beginning after December 15, 2001. In the years ended December 31, 2001 and 2000, $8.5 million and $9.5 million, respectively, of co-operative advertising consideration was charged as a reduction of revenue. We are currently assessing the impact of the adoption of this issue on our consolidated financial position, results of operations and cash flows.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

        Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

        Our quarterly operating results may fluctuate significantly and are not a good indicator of future performance.

        Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control. These factors include:

  •
  changes in general economic conditions, as has been the case recently with the economic downturn, and specific economic conditions prevailing in the broadband communications industry and other technology industries;

  •
  near and long-term impact of recent terrorist attacks and incidents, the military response to those attacks and any future terrorism or responses to such terrorism;

  •
  the effects of integrating PictureTel's operations, products, distribution channels and personnel;

  •
  fluctuations in demand for our products;

  •
  the levels of inventory of our products that our channel partners are willing to maintain;

  •
  our distribution channels reducing their inventory levels;

  •
  slowing sales by our resellers to their customers, which places further pressure on our resellers to minimize inventory levels and reduce purchases of our products;

  •
  the level and mix of inventory that we hold to meet future demand;

  •
  further delays in the rollout of digital subscriber line, or DSL, technology or the failure of such rollout to occur;

  •
  market acceptance of new product introductions and product enhancement by us or our competitors;

  •
  impact of the unstable political situation and recent hostilities in the Middle East and their impact on our Israeli operations;

  •
  the prices of our products and those of our competitors;

  •
  the timing and size of the orders for our products;

  •
  the mix of products we sell;

  •
  fluctuations in the level of international sales and our exposure to international currency fluctuations;

  •
  the cost and availability of components;

  •
  manufacturing costs;

  •
  the level and cost of warranty claims;

  •
  changes in our distribution network;

  •
  the impact of seasonality on our various product lines and geographic regions; and

  •
  the level of royalties we must pay to third parties.

        Although we experienced sequential quarterly revenue growth from 1998 through 2000, fluctuations in our quarterly operating results due to these or other factors could prevent us from sustaining sequential quarterly growth or meeting our expectations, and investors should not use our past results to predict future operating margins and results. For example, we experienced sequential quarterly revenue decreases in the first three quarters of fiscal 2001, and our profitability decreased in 2001 from 2000.

        As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not a good predictor of our future performance. If our future operating results are below the expectations of stock market securities analysts or investors, our stock price will decline.

Because a disproportionate amount of our sales occur at the end of a quarter, our operating results are unpredictable.

  The timing of our customer orders and product shipments can harm our operating results.

        Our quarterly revenues and operating results depend upon the volume and timing of customer orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. Moreover, the majority of our orders in a given quarter historically have been shipped in the last month of that quarter and sometimes in the last few weeks of the quarter. This trend is likely to continue, and any failure or delay in the closing of orders during the last part of a quarter would materially harm our operating results. In such event, the price of our common stock would decline.

  Difficulty in estimating customer orders can harm our operating results.

        We typically ship products within a short time after we receive an order and historically have had no material backlog. Therefore, backlog is not a good indicator of future net revenues. As a result, net revenues for any particular quarter are extremely difficult to predict. Additionally, orders from our reseller customers are based on the level of demand from end-users. The uncertainty of end-user demand means that any quarter could be significantly negatively impacted by lower end-user orders, which could in turn negatively affect orders we receive from our resellers. Accordingly, our expectations for both short and long-term future net revenues are based almost exclusively on our own estimate of future demand and not on firm reseller orders. Our expense levels are based in part on these estimates. Because we receive a majority of our customer orders in the last month of a quarter and often in the last few weeks of the quarter, we are limited in our ability to reduce expenses quickly if for any reason orders and net revenues do not meet our expectations in a particular period. Accordingly, any significant shortfall in demand for our products in relation to our expectations would have an immediate adverse impact in our operating results.

General economic conditions may reduce our revenues and harm our business.

        As our business has grown, we have become increasingly exposed to adverse changes in general economic conditions, which can result in reductions in capital expenditures by our end-user customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition. These factors adversely impacted our operating results in 2001. For example, we experienced a sequential revenue decrease in each of the first three quarters of 2001, and a profitability decrease in 2001 from 2000. While our revenues increased in the fourth quarter of 2001 as compared to the third quarter of 2001, the first quarter of 2002 is subject to similar risks, particularly if the current economic downturn continues.

        In addition, we also face the risk that our resellers have built up inventories in anticipation of a growth in sales. If such sales growth does not occur as anticipated by these resellers for any reason, including the continuation of the current economic downturn into 2002, these resellers may substantially decrease the amount of product they order from us in subsequent periods or product returns may exceed historical or predicted levels, which would harm our business. Sales to end-users by our channel partners during 2001 were lower than expected. Therefore our channel partners reduced their inventory levels during 2001, and may reduce their inventory levels in the future, particularly in our voice and video communication products area.

        We face risks related to our dependence on distributors and resellers to sell our products.

  We are subject to risks associated with our distributors' and resellers' product inventories and product sell-through.

        We sell a significant amount of our products to distributors and resellers who maintain their own inventory of our products for sale to dealers and end-users. A substantial percentage of our total products sold during a particular quarter consist of distributor and reseller stocking orders. We typically provide special cost or early payment incentives for distributors and resellers to purchase the minimum or more than the minimum quantities contemplated under their agreements with us. If these distributors and resellers are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if distributors and resellers decide to decrease their inventories for any reason, such as the current economic downturn that began in the fourth quarter of 2000 and is continuing into 2002, the volume of our sales to these distributors and resellers and our net revenues would be negatively affected. For example, the current economic downturn negatively affected our business and operating results in 2001. If these conditions continue in the future, our business and operating results will continue to be negatively affected. Moreover, if we choose to eliminate or reduce stocking incentive programs, quarterly revenues may fail to meet our expectations or be lower than historical levels.

        In addition, we recently implemented a reseller and distributor certification program. Our distributors and resellers may refuse or delay acceptance of this program, which could cause us to lose resellers or delay our collection of accounts receivable. If either of these results were to occur, our business and results of operations would be harmed.

        Our revenue estimates are based largely on end-user sales reports that our distributors and resellers provide to us on a monthly basis. To date, we believe this data has been generally accurate in North America but less reliable outside of this region. To the extent that this sales-out and channel inventory data is inaccurate in either North America or outside of North America, we may not be able to make revenue estimates for future periods or may find that our previous estimates were inaccurate. In addition, we will need to incorporate the new resellers acquired as a result of the PictureTel acquisition into this reporting process, which may take some time to complete.

        A major contributor to the expected growth of the broadband distribution market has been the deployment of DSL. Beginning in the second half of 2000 and continuing through 2001, DSL providers experienced delays in delivering their service, which caused financial troubles for these companies. These DSL providers are customers of our network access products through original equipment manufacturers we use as resellers. These service delays slowed the expected growth in this market, which in turn materially decreased sales of our network access products, which decreased each quarter in 2001. If these conditions persist, they will continue to negatively impact revenues from our network access products.

  We are subject to risks associated with the success of the businesses of our distributors and resellers.

        Many of our distributors and resellers that carry multiple products of ours, and from whom we derive significant revenues, are undercapitalized. The failure of these businesses to establish and sustain profitability or obtain financing could have a significant negative effect on our future revenue levels and profitability. The current economic downturn in the United States and other regions could cause more of our customers' businesses to suffer or fail which would harm our business.

        Our business would also be harmed if our large resellers were affected by the current economic downturn. For example, Lucent Technologies, historically one of our larger resellers, accounted for 11% of our net revenues in the three months ended December 31, 2000, primarily related to Lucent's purchases of our network access products during that period. In addition, Lucent accounted for 10% of net revenues in both 1999 and 1998. In 2001, the amount of orders we received from Lucent dropped significantly, which had a negative effect on our revenues and profitability. If Lucent continues to limit its purchases of our products due to the current economic downturn or any other factor, this will continue to harm our business.

  To avoid confusion among our distributors and resellers regarding our product offerings, we need to devote significant resources to educating and training them.

        When we take any significant actions regarding our product offerings, it is important to educate and train our distributors and resellers to avoid any confusion. For example, late in the first quarter of 2000, we began shipping the ViewStation FX product. The timing of this delivery date likely created confusion in our reseller customer base and end-user customer market as these groups waited to see if this new ViewStation product was more desirable than the existing products. Therefore, the timing of this new product release likely had a negative effect on our 2000 first quarter sales-in to distributors and resellers and sales-out to end-users. We cannot assure you that a similar situation will not happen again.

        In addition, our acquisition of PictureTel could create confusion among our distributor and reseller customers due to potential uncertainties concerning our and PictureTel's product offerings. We will need to devote significant resources to educate and train our distributors and resellers about our combined product offerings. The initial confusion may lead to delays in ordering our products, which would negatively affect our revenues. Moreover, PictureTel sold products directly to end-users. To the extent we maintain direct sales relationships with such end-users, some of our relationships with distributors and resellers will be negatively affected.

  Conflicts with our channel partners could hurt sales of our products.

        We have various OEM agreements with some major telecommunications equipment manufacturers, such as Cisco Systems and Lucent Technologies, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create channel conflicts with our other distributors who directly compete with our OEM partners, which could adversely affect revenue from non-OEM channels. Because many of our distributors also sell equipment that competes with our products, these distributors could devote more attention to these other products, which could harm our business. For example, a significant amount of our network systems revenues are generated from sales to Tandberg and VCON which compete with us in the video communications product market. Due to this conflict, they may significantly reduce their orders of our network systems products which could harm our business. Further, other channel conflicts could arise which cause distributors to devote resources to other non-Polycom communications equipment, which would negatively affect our business or results of operations.

        Some of our current and future products are directly competitive with the products of our channel and strategic partners. For example, we have an agreement with Cisco Systems under which our Acoustic Clarity Technology is included in VoIP end-points sold by Cisco Systems. We intend to introduce a VoIP end-point under the Polycom brand that incorporates technology we license from Cisco Systems. This product will compete directly with the VoIP products sold by Cisco Systems. In addition, our network access products are directly competitive with products produced by Siemens, a strategic reseller of our video communications products. As a consequence of conflicts such as these, competition with our partners is likely to increase, potentially resulting in strains on our existing relationships with these companies. Any such strain could limit the potential contribution of our strategic relationships to our business, restrict our ability to form strategic relationships with these companies in the future and create additional competitive pressures on us, any of which could harm our business.

        In addition, we depend on several key agreements, including our agreement with Jetstream Communications, in the network access products market. Conflicts may occur in this evolving market as we seek other relationships. These conflicts could harm our business.

  Our channel partner contracts are typically short-term and early termination of these contracts may harm our results of operations.

        We do not typically enter into long-term contracts with our reseller customers, and we cannot be certain as to future order levels from our reseller customers. When we do enter into a long-term contract, the contract is generally terminable at the convenience of the customer. In the event of an early termination by one of our major reseller customers, it is unlikely that we will be able to rapidly replace that revenue source, which would harm our results of operations. Furthermore, we will require those resellers carrying PictureTel products who did not previously have a reseller relationship with us to enter into new reseller agreements with us. Because these agreements are likely to contain different terms from their previous agreements with PictureTel, these resellers may be unwilling to enter into such agreements with us. Any loss of these resellers could harm our results of operations.

We experience seasonal fluctuations in our revenue.

        Sales of some of our products have experienced seasonal fluctuations which have affected sequential growth rates for these products, particularly in our third and first quarters. For example, there is a slowdown in the third quarter for sales of our products in the European region. In addition, sales of our video communications products have typically declined in the first quarter of the year compared to the fourth quarter of the prior year. These fluctuations negatively affect our business during those quarters, which could cause our operating results to fall short of anticipated results for such quarters.

Difficulties in integrating our acquisitions could adversely impact our business.

  Our acquisition of PictureTel could adversely impact our business.

        We completed the acquisition of PictureTel in October 2001. The PictureTel acquisition is the largest acquisition we have completed, and the complex process of integrating PictureTel has required and will continue to require significant resources. Integrating PictureTel has been and will continue to be time consuming, expensive and disruptive to our business. This integration process has strained our financial and managerial controls and reporting systems and procedures, and has resulted in the diversion of management and financial resources from our core business objectives. Failure to achieve the anticipated benefits of this acquisition or to successfully integrate the operations of PictureTel could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from this acquisition because of the following significant challenges:

  •
  expected synergy benefits from the acquisition, such as lower costs, may not be realized or may be realized more slowly than anticipated, particularly with regard to costs associated with a reduction in headcount and facilities;

  •
  potentially incompatible cultural differences between the two companies;

  •
  incorporating PictureTel's technology and products into our current and future product lines;

  •
  geographic dispersion of operations;

  •
  integrating PictureTel's technical team with our engineering organizations;

  •
  generating market demand for an expanded product line that includes PC-based systems and collaboration-intensive applications;

  •
  integrating PictureTel's products with our business, because we do not have distribution, manufacturing, marketing or support experience for these products;

  •
  some of PictureTel's suppliers, distributors, customers and licensors are our competitors or work with our competitors, and as a result may terminate their business relationships with us;

  •
  the difficulty of leveraging PictureTel's and our combined technologies and capabilities across all product lines and customer bases; and

  •
  our inability to retain previous PictureTel customers or employees.

        We have incurred and expect to continue to incur significant costs and commit significant management time integrating PictureTel's operations, technology, development programs, products, information systems, customers and personnel. These costs have been and will likely continue to be substantial and include costs for:

  •
  converting, integrating and upgrading information systems, including the extremely complex and time-consuming integration of data from PictureTel's incompatible enterprise resource planning system with our system;

  •
  integrating and reorganizing operations, including combining teams, facilities and processes in various functional areas;

  •
  identifying duplicative or redundant resources and facilities, developing plans for resource consolidation and implementing those plans;

  •
  fees and expenses of professionals and consultants involved in completing the integration process;

  •
  settling existing PictureTel liabilities;

  •
  costs associated with vacating, subleasing and closing facilities;

  •
  employee relocation, redeployment or severance costs;

  •
  integrating technology and products; and

  •
  other transaction costs associated with the acquisition, including financial advisor, attorney, accountant and financial printer fees.

        In addition to the significant costs associated with converting and integrating PictureTel's information systems, there are other significant risks associated with this process. For example, while migrating PictureTel data to our information system, we can lose such data or such data may be inaccessible to us during the lengthy integration process. In addition, we may need to upgrade our information systems.

  Difficulties in integrating past or future acquisitions could adversely affect our business.

        Critical to our growth is the efficient and effective integration of our acquired businesses into our organization. As a result, we have spent and will continue to spend significant resources identifying and acquiring businesses. In addition to PictureTel, we acquired the following businesses in our last fiscal year: Atlanta Signal Processors, Incorporated, or ASPI, in November 2001, Circa Communications, Ltd., or Circa, in April 2001 and Accord Networks Ltd., or Accord, in February 2001. These acquisitions involve numerous risks including difficulties in integrating the operations, technologies and products of the acquired companies, the diversion of our management's attention from other business concerns and the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of ASPI, Circa or Accord could also harm our business, results of operations and cash flows.

        We may make additional acquisitions in the future. Failure to achieve the anticipated benefits of any future acquisition could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additional costs associated with any future acquisitions we may make.

Difficulties we may encounter managing a substantially larger business could adversely affect our operating results.

  We experienced significant growth in our business and operations during the last four years, and our ability to manage this growth and any future growth will affect our operating results.

        Our business has grown in recent years through both internal expansion and acquisitions, and continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. For example, our annual revenues increased from $52 million in 1997 to $383 million in 2001, and during the last 12 months, we acquired Accord, Circa, PictureTel and ASPI. Further, our headcount increased from 175 employees at December 31, 1997 to 526 employees at December 31, 1999, and to 1,269 employees at December 31, 2001. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. In addition, our revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount. Integrating PictureTel will complicate these tasks. For example, we are currently converting and integrating PictureTel's information systems with ours, which is a complex and time-consuming process. In addition, because of our acquisition of PictureTel, our video communications product development group is now located in multiple locations, and we have limited experience coordinating a large, geographically separated product development group.

        In addition, our future growth may require significant additional resources. We cannot assure you that resources will be available when we need them or that we will have sufficient capital to fund these resource needs. Also, as we assess our resources following our acquisitions, we will likely determine that redundancy in certain areas will require consolidation of these resources. Any organizational disruptions associated with the consolidation process could require further management attention and financial expenditure. If we are unable to manage our growth effectively, if we experience a shortfall in resources or if we must take additional restructuring charges, our results of operations will be harmed.

  Some of our officers and key personnel have worked together for only a short period of time or have only recently joined us.

        Some of our officers and key personnel have worked together for only a short period of time. For example, three of our executive officers joined us within the past twelve months. In addition, some of our executive officers have recently assumed significant new responsibilities, and they may require some time to transition into these new roles.

  If we fail to successfully attract and retain qualified personnel, our business will be harmed.

        Our future success will depend in part on our continued ability to hire, assimilate and retain qualified personnel. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, particularly technical and management, as needed, could harm our business. In addition, many of our key employees in Israel, who are responsible for development of our network systems products, are obligated to perform annual military reserve duty and may be called to active duty at any time under emergency conditions. The loss of the services of any executive officer or other key technical or management personnel could harm our business.

If we fail to compete successfully, our business and results of operations would be significantly harmed.

        We face significant competition in the broadband communications industry, which is subject to rapid technological change. In video communications, our major competitors include Aethra, ClearOne Communications, formerly Gentner, NEC, Panasonic, Philips, Viseon, formerly RSI, Sony, Sun Microsystems, Tandberg, VCON and VTEL, as well as various smaller or new industry entrants such as Broadband Networks, Imagecom, Motion Media Technology, RoseTel System, Videra and Zydacron. Many of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video communications products. We believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as 3Com, Cisco Systems, Compaq, Dell, MeetingOne, Microsoft, Nortel Networks, RealNetworks or WebEx, that enable web-based or network-based video communications with low-cost digital camera systems. The market for voice communications equipment, particularly voiceconferencing products, is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. In voice communications, our major competitors include ClearOne Communications, NEC, SoundGear and other companies that offer lower cost, full-duplex speakerphones such as Lucent Technologies and Hello Direct. Hello Direct, one of our resellers, offers a competitive product under the Hello Direct name through an OEM relationship with ClearOne Communications. Most of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, all major telephony manufacturers produce hands-free speakerphone units that are lower cost than our voice communications products. Our network access products face significant competition from 3Com, ADTRAN, Netopia and Siemens, and our network systems business has significant competition from Avaya, Cisco Systems, Ezenia! and RADVISION. Our network systems revenue is heavily dependent on purchases by our video product competitors. If these network systems' customers decide to reduce their purchases due to this or other potential competition, it will harm our business.

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

We face risks related to our international operations and sales.

  Because of our significant operations in Israel, we are subject to risks associated with the political and regulatory environment in Israel.

        The principal research and development and manufacturing facilities of our network systems group and many of that group's suppliers are located in Israel. Political, economic and military conditions in Israel directly affect our network systems group's operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Current and future-armed conflicts or political instability in the region may impair our ability to produce and sell our network systems products and could disrupt research or developmental activities. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. The future of peace efforts between Israel and its Arab neighbors remains uncertain, and in recent months there has been a marked increase in civil unrest and hostility between Israelis and Palestinians. This hostility could have an adverse impact on our results of operations.

        The technology used to develop our current network systems products was developed in part with grants from the Israeli Office of the Chief Scientist. Under Israeli law, technology developed pursuant to grants from the Office of the Chief Scientist cannot be transferred to any person without the prior written consent of the Office of the Chief Scientist. The grants also contain restrictions on the ability to manufacture products developed with these grants outside of Israel. Approval to manufacture such products outside of Israel, if granted, is generally subject to an increase in the total amount to be repaid to the Office of the Chief Scientist of between 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel. These restrictions on the ability to transfer certain of our technology to third parties or manufacture products outside Israel may adversely affect our operating results and the development of additional network systems products and significantly reduce the value of the technology.

  International sales represent an increasing portion or our net revenue, and risks inherent in international sales could harm our business.

        International sales represent an increasing portion of our net revenues, and we anticipate that international sales will continue to account for a significant portion of our net revenues for the foreseeable future. International sales are subject to certain inherent risks, including the following:

  •
  unexpected changes in regulatory requirements and tariffs;

  •
  difficulties in staffing and managing foreign operations;

  •
  longer payment cycles;

  •
  problems in collecting accounts receivable;

  •
  potentially adverse tax consequences; and

  •
  potential foreign currency exchange rate fluctuations.

        Also, poor economic conditions overseas can adversely impact our business, as those in Europe did in 2001, and these conditions are expected to continue in 2002. Additionally, international net revenues may fluctuate as a percentage of total net revenues in the future as we introduce new products. These fluctuations are primarily the result of our practice of introducing new products in North America first and the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, our business could be harmed. We cannot assure you that we will be able to maintain or increase international market demand for our products.

        Although, to date, a substantial majority of our international sales has been denominated in U.S. currency, we expect that a growing number of sales will be denominated in non-U.S. currencies in the near future because PictureTel has traditionally accepted a wide variety of currencies in its international sales. As a result, we expect our business will be significantly more vulnerable to currency fluctuations, which could adversely impact our results of operations. Moreover, as a result of our increased exposure to currency fluctuations, we are likely to begin engaging in currency hedging activities. However, we have limited experience with these hedging activities, and they may not be successful, which could harm our operating results and financial condition.

We have limited supply sources for some key components of our products, and our operations could be harmed by supply interruptions, component defects or unavailability of these components.

        Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. We also obtain certain plastic housings, metal castings and other components from suppliers located in China and other Southeast Asia countries, and any political or economic instability in that region in the future, or future import restrictions, may cause delays or an inability to obtain these supplies. We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. We and our contract manufacturers have had limited experience purchasing volume supplies of various components for our products, and some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components or develop alternative sources as needed, our operating results could be seriously harmed. For example, in 2000, we encountered some development delays and component shortages relating to our network access products, and if similar conditions were to occur, our business would suffer. Moreover, our operating results would be seriously harmed by receipt of a significant number of defective components, an increase in component prices or our inability to obtain lower component prices in response to competitive price reductions. Additionally, our video communications products are designed based on integrated circuits produced by Philips Semiconductor, or Philips, and cameras produced by Sony. If we could no longer obtain integrated circuits or cameras from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we cannot assure you that we would be successful in obtaining these components from alternative sources in a timely or cost-effective manner. Additionally, both Sony and Philips compete with us in the video communications industry, which may adversely affect our ability to obtain necessary components. The failure to obtain adequate supplies of vital components could prevent or delay product shipments, which could harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products. Any delays in the availability of these key components could harm our business.

Manufacturing disruption or capacity constraints would harm our business.

        We subcontract the manufacture of our SoundStation, SoundStation Premier, SoundPoint Pro, ViewStation, ViaVideo, iPower 900 series and our NetEngine access products to Celestica, a third-party contract manufacturer. We use Celestica's Thailand facilities, and should there be any disruption in services due to natural disaster or economic or political difficulties in Thailand or Asia or any other reason, such disruption would harm our business and results of operations. Also, Celestica's Thailand facility is currently the sole source manufacturer of these products, and if Celestica experiences an interruption in operations or otherwise suffers from capacity constraints, we would experience a delay in shipping these products. Further, we subcontract the manufacture of our VoIP phones to Unico's Malaysia facilities and our iPower 600 series to Sharp's Japan facilities. If Unico or Sharp experiences an interruption in operations or otherwise suffers from capacity constraints, we would also experience a delay in shipping these respective products. As a result, we may not be able to meet any demand for our products, which could negatively affect revenues in the quarter of the disruption and harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

        We subcontract the manufacturing of our iPower 600 Series product to Sharp Electronics Corporation, or Sharp. The iPower 600 Series product also contains Sharp technology, and if we subsequently decide to transfer the manufacturing of this product from Sharp to another manufacturer, we would have to reach an alternate design solution that does not include the Sharp technology. Any such alternate design could be time-consuming and expensive to develop, and could result in manufacturing and shipment delays, increased manufacturing costs and reseller and end-user customer dissatisfaction. In addition, we are currently in the process of transferring the manufacturing of the iPower 900 Series product and various ASPI products from their current contract manufacturers to Celestica. During the transition period we could experience manufacturing and shipment delays, increased manufacturing costs and reseller and end-user customer dissatisfaction. This further concentrates our product manufacturing in Celestica's Thailand facility and increases our exposure to adverse financial consequences in the event of a disruption in Celestica's manufacturing capabilities for any reason.

        Further, our network systems products are manufactured in Israel, which is currently experiencing internal and external conflicts that include terrorist and military action. We could experience a manufacturing disruption due to acts associated with this conflict which could harm our business. In addition, certain technology used in our network systems products was developed through grants from the Office of the Chief Scientist in Israel. Under Israeli law, it is prohibited to transfer technology developed pursuant to these grants to any person without the prior written consent of the Office of the Chief Scientist. The grants also contain restrictions on the ability to manufacture products developed with these grants outside of Israel. Approval to manufacture such products outside of Israel, if granted, is generally subject to an increase in the total amount to be repaid to the Office of the Chief Scientist of between 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel. These restrictions on the ability to transfer technology to third parties or manufacture products outside Israel may adversely affect our operating results and significantly reduce the value of the technology developed under these grants.

We face risks associated with our products and product development.

  We may experience delays in product introductions and our products may contain defects, which could adversely affect market acceptance for these products and our reputation and seriously harm our results of operations.

        From 1998 through 2001, our revenue growth was due in large part to sales of new video communications products. Although we intend to continue to introduce new products, such as our Visual Concert products, SoundStation IP 3000, VoiceStation 100, SoundPoint IP 400, PathNavigator and WebOffice products, we cannot assure you that new product releases will be timely or that they will be made at all. In fact, the ViewStation FX and ViaVideo were delayed from their original release dates, which we believe negatively affected our net revenues in 2000. Additionally, any new or existing product introductions may contain defects and may not produce the revenue growth we experienced in 1999 and 2000.

        With our acquisition of PictureTel, our video communications product development group is now located in Massachusetts and Texas. Since we do not have significant experience coordinating a large geographically separated product development group, we may experience product delays in the future, due to communications, logistics or other issues. Similarly, our acquisition of ASPI, may contribute to audio communications product delays, as our audio communications product development group is now dispersed among California, Georgia and Canada.

        In the past, we have experienced other delays in the introduction of certain new products and enhancements, and we believe that such delays may occur in the future. For instance, we experienced delays in introducing the ViewStation MP and WebStation in 1998 from their original expected release dates due to unforeseen technology and manufacturing ramping issues. Similar delays occurred during the introduction of the ShowStation IP, SoundStation Premier, and ShowStation, which affected the first customer ship dates of these products. We also had delays in introducing our SoundStation IP product, which we believe negatively impacted our sales revenue in the first quarter of 2001. Further, our SoundPoint IP product introduction was delayed and impacted our sales in the third and fourth quarters of 2001. Also, in the past, PictureTel has experienced delays in new product introductions, including a significant delay in the release of its iPower product, which adversely impacted PictureTel's revenues. Any similar delays in the future for other new product offerings could adversely affect market acceptance for these products and our reputation, and seriously harm our results of operations.

  We face risks related to the deployment of broadband communications services and the adoption rate of new technologies.

        The success of our network access product line is dependent on the continued deployment of broadband services such as digital subscriber line, or DSL, by service providers. Beginning in the second half of 2000, the market for broadband services experienced a severe downturn, characterized by financial troubles for many telecommunications service providers and delays in delivering broadband services. This downturn has negatively impacted sales of our network access products. For example, during the three months ended December 31, 2001, we generated $1.3 million in network access product revenues compared to $15.1 million in the comparable period in 2000. Moreover, given the lack of demand for our network access products, this product line is currently unprofitable and generating negative gross margins. If the market for broadband services does not improve, our network access product line will continue to under perform, and we may restructure or dispose of this product line, which could result in financial charges and disruption to our business.

        We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our SoundStation IP and SoundPoint IP products are dependent on the roll out of voice-over-IP, or VoIP, technologies. The success of our ViaVideo product depends on the increased use of desktop video collaboration technologies. If the use of new technologies that our current and future products are based on does not occur, or occurs more slowly than expected, we may not be able to sell certain of our products in significant volumes and our business may be harmed.

  Lower than expected market acceptance of our products, price competition and other price decreases would negatively impact our business.

        If our products are not accepted by the market, our profitability could be harmed. For example, we lowered the price of the ShowStation IP by 23% effective March 1999 because of market acceptance issues for this product. Similar price reductions and demand issues could occur for any of our products, which could negatively impact our net revenues and profitability.

        Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment, network systems and network access products, which could cause us to reduce the prices for any of these products. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices or introduce new products that carry lower margins in order to expand the market or stimulate demand for our products. While we cannot assure you that these actions would have the desired result, any of these actions could have an adverse impact on our product margins and profitability.

  Our success depends on our ability to assimilate new technologies in our products and to properly train our resellers in the use of those products.

        The markets for video and voice communications products, network systems products and network access products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with compatibility issues, reseller training, technical and sales support as well as field support are also factors that may affect our success in this market. Further, the shift in communications from circuit-switched to IP-based technologies over time may require us to add new resellers and gain new core technological competencies. We are attempting to address these needs and the need to develop new products through our internal development efforts, joint developments with other companies and through acquisitions. We may not identify successful new product opportunities and develop and bring products to market in a timely manner. Additionally, we cannot assure you that competing technologies developed by others will not render our products or technologies obsolete or noncompetitive. The failure of our new product development efforts and any inability to service or maintain the necessary third-party interoperability licenses would harm our business and results of operations.

  Product obsolescence, excess inventory and other asset impairment can negatively affect our results of operations.

        We operate in a high technology industry which is subject to rapid and frequent technology and market demand changes. These changes can often render existing technologies obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the stated value of existing inventory is greater than its fair market value. This situation occurred in all of 2001 when we recorded material excess and obsolescence charges associated with our inventory of network access products. This situation also occurred during the first quarter of 2000 for the ShowStation IP. If the deployment of DSL is further delayed or never materializes, our current level of network access product inventory may be deemed excessive, and we may have to write down much or all of this inventory, which could adversely affect our profitability. Also, our ViewStation product and iPower products offer certain comparable functionality and may compete with each other for customers. If sales of one of these products has a negative effect on sales of the other product, it could significantly increase the inventory levels of the negatively impacted product. The potential for new products to render existing products obsolete, cause inventories of existing products to increase or reduce the demand for existing products exists for every one of our products.

        In addition, we have made investments in private companies which we classify as "Other long-term assets" in our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies' industries, the strength of the private equity markets and general market conditions. In the past, we have recorded charges against earnings associated with the impairment of some of these investments. For example, we recorded charges of $5.9 million in fiscal 2000 and $3.2 million in fiscal 2001 associated with the impairment of these investments. Due to these and other factors, we have previously determined, and may in the future determine, that the value of these investments is impaired, which has caused and would cause us to write down the stated value of these investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

  Failure to adequately service and support our products could harm our results of operations.

        Our recent growth has been due in large part to an expansion into products with more complex technologies, including our network access products, our network systems products and our iPower products. This has increased the need for product warranty and service capabilities. If we cannot develop and train our internal support organization or maintain our relationship with our outside technical support, it could harm our business.

If we have insufficient proprietary rights or if we fail to protect those rights we have, our business would be materially impaired.

  We rely on third party license agreements and termination or impairment of these agreements may cause delays or reductions in product introductions or shipments which would harm our business.

        We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, EBSNet, Omnitel, RADVISION and Telesoft, video algorithm protocols from Ezenia! and Real Networks, development source code from Cisco Systems and Philips Semiconductor, audio algorithms from Lucent Technologies, Nortel Networks and Texas Instruments, communication software from DataBeam and Windows software from Microsoft. In addition, we have interoperability agreements with Jetstream Communications and Tollbridge Technologies for our network access products, and we depend significantly on these agreements and our ability to secure similar licenses from other gateway providers. These third-party software licenses may not continue to be available to us on commercially reasonable terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business and results of operations.

  We rely on patents, trademarks, copyrights and trade secrets to protect our proprietary rights, which may not be sufficient to protect our intellectual property.

        We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights. Others may independently develop similar proprietary information and techniques or gain access to our intellectual property rights or disclose such technology. In addition, we cannot assure you that any patent or registered trademark owned by us will not be invalidated, circumvented or challenged in the U.S. or foreign countries or that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. Furthermore, others may develop similar products, duplicate our products or design around our patents. In addition, foreign intellectual property laws may not protect our intellectual property rights. Litigation may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources which could harm our business, and could ultimately be unsuccessful in protecting our intellectual property rights.

  We face and might in the future face intellectual property infringement claims that might be costly to resolve.

        We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products. For example, we have been named in (along with approximately 90 manufacturers or distributors of electronic or semiconductor products) and served with a complaint filed by the Lemelson Medical, Education and Research Foundation alleging patent infringement by us. This suit has been stayed pending the outcome of a different suit filed against the Lemelson Foundation.

        In addition, our industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of intellectual property rights or positions, which have on occasion resulted in significant and often protracted and expensive litigation. In the past, we have been involved in such litigation, which adversely affected our operating results. For example, in November 1998, Videoserver, Inc., now known as Ezenia! Inc., filed a patent infringement claim against Accord's U.S. subsidiary, and Accord was subsequently added as a defendant. In September 2000, Accord and its U.S. subsidiary entered into a settlement agreement with Ezenia! under which the case was dismissed and Accord paid $6.5 million to Ezenia!. We cannot assure you that we will prevail in any such litigation, that intellectual property claims will not be made against us in the future or that we will not be prohibited from using the technologies subject to any such claims or be required to obtain licenses and make corresponding royalty payments. In addition, the necessary management attention to, and legal costs associated with, litigation can have a significant adverse effect on operating results and financial condition.

Business interruptions could adversely affect our operations.

        Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, national catastrophe, such as the terrorist attacks which occurred on September 11, 2001, and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities located in California were recently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

Our cash flow could fluctuate due to our ability to collect receivables.

        Over the past several quarters, we initiated significant investments in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our net revenues, as happened in 1999, 2000 and 2001, accounts receivable balances will likely increase as compared to previous years. Additionally, sales in the network access, network systems and video communications industries typically have longer payment periods as compared to the voice communications market. Therefore, if network access, network systems and video products constitute a greater percentage of net revenues, accounts receivable balances will likely increase. These increases would cause our days sales outstanding to increase as compared to prior years and will negatively affect future cash flows. Although we have been able to largely offset the effects of these influences through additional incentives offered to resellers at the end of each quarter in the form of prepaid discounts, these additional incentives have lowered our profitability and, given the downturn in the United States economy, many companies are opting to not take advantage of our incentives and instead preserve their liquidity. In addition, the economic downturn in the United States may restrict the availability of capital which may delay our collections from our resellers beyond our historical experience, which would further harm our cash flow and days sales outstanding performance. Also, as we transition PictureTel's resellers from PictureTel's credit policies to our credit policies, these resellers may find our policies to be more stringent. As a result, there may be some delay or confusion in the implementation of our credit policies with such resellers, which could result in delayed collection of receivables. Further, our more stringent credit policies could limit the ability of these resellers to pay for our products, which could result in reduced sales of our products to these resellers. Finally, some of these resellers may be unwilling or unable to meet our credit terms, and they may decide to terminate their relationship with us.

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

        In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many high technology companies like us. These fluctuations are often unrelated to the operating performance of the specific companies.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and bank borrowings and our investment portfolio mainly includes highly liquid, high quality instruments.

        We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of operations or cash flows for our cash and cash equivalents, available-for-sale securities and variable rate bank borrowings.

        The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations:

  As of December 31, 2001:

	Expected Maturity
	2002	2003	2004 And Beyond	Total
	(in thousands, except interest rates)
Assets
Cash and cash equivalents	$126,832	—	—	$126,832
Average interest rates	2.06%	—	—	2.06%
Short-term and long-term investments	$50,432	$31,886	$—	$82,318
Average interest rates	4.12%	3.51%	—	3.89%
Liabilities
Bank line of credit	—	—	—	—
Average interest rates*	2.65%	—	—	2.65%

* (30-day average Libor + .65%)

        The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected above based on the short maturities of these financial instruments. We also hold approximately $9.7 million in investments in publicly traded equity securities which have been marked to market from our original $9.5 million investment value.

        We have made investments in private companies which we classify as "Other long-term assets" in our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies' industries, the strength of the private equity markets and general market conditions. In the past, we have recorded charges against earnings associated with the impairment of some of these investments. For example, we recorded charges of $5.9 million in fiscal 2000 and $3.2 million in fiscal 2001 associated with the impairment of these investments. For all of these investments, our ownership is less than 20% of the company, and we do not have the ability to exercise significant influence over their operations.

        A majority of our sales are denominated in US dollars. Only a minor amount of foreign bills are paid in currencies other than the US dollar and these bills are funded at the time of payment. However, in connection with the acquisition of PictureTel completed in October 2001, we are now selling iPower products and related services in local currencies, which will increase our foreign currency exchange rate fluctuation risk. We may also decide to expand the type of products we sell in foreign currencies thereby further increasing our foreign exchange risk.

        In the event of a significant transaction due in a foreign currency, we may enter into a foreign currency forward exchange contract for hedging purposes. During the third quarter, we entered into such a contract with an aggregate face value of $2.8 million to mitigate exposure to a receivable in a foreign currency. The contract matured during the third quarter and did not have a material effect on our consolidated financial position, results of operations and cash flows.

        In connection with the acquisition of PictureTel completed in October 2001, we assumed PictureTel's existing hedging program to hedge intercompany receivables between PictureTel and its foreign subsidiaries. There were seven open foreign currency forward exchange contracts ranging from sixty to ninety days at the date of the acquisition with a total value of $1.6 million. All seven contracts matured during the fourth quarter of 2001 and did not have a material effect on our consolidated financial position, results of operations and cash flows. Two additional contracts were entered during the month of December 2001 for $1.7 million and remained outstanding as of December 31, 2001.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required by Item 8 and the financial statement schedules required by Item 14(d) are included in pages F-1 to F-34 and S-2, respectively. The supplemental data called for by Item 8 is presented on page S-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding our directors required by this item is included under the caption "Election of Directors" in our Proxy Statement for our 2002 Annual Meeting of Stockholders and is incorporated in this Item 10 by this reference. The information regarding our current executive officers found under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K is also incorporated by reference in this Item 10. The information regarding compliance with Section 16(a) of the Exchange Act is included under the caption "Compliance with Section 16 of the Securities Exchange Act of 1934" in the Proxy Statement for our 2002 Annual Meeting of Stockholders and is incorporated in this Item 10 by this reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is included under the caption "Management" in the Proxy Statement for our 2002 Annual Meeting of Stockholders and is incorporated in this Item 11 by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT

        The information required by this item is included under the caption "Ownership of Securities" in the Proxy Statement for our 2002 Annual Meeting of Stockholders and is incorporated in this Item 12 by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is included under the caption "Certain Transactions" in the Proxy Statement for our 2002 Annual Meeting of Stockholders and is incorporated in this Item 13 by this reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K.

        (a)  The following documents are filed as part of this Report:

1.
Financial Statements (see Item 8 above).

    Polycom, Inc. Consolidated Financial Statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001.

2.
Financial Statement Schedule (see Item 8 above). The following Financial Statement Schedule is filed as part of this Report:

    Schedule II—Valuation and Qualifying Accounts.

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

        3.    Exhibits.

        The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization dated December 5, 2000, by and among the Registrant, Merger Sub Ltd. and Accord Networks Ltd. (which is incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission (the "Commission") on December 12, 2000).
2.2
Agreement and Plan of Merger dated May 24, 2001, by and among the Registrant, Pharaoh Acquisition Corp. and PictureTel Corporation (which is incorporated herein by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-63252) filed with the Commission on June 18, 2001).
2.3
Addendum to the Agreement and Plan of Merger, dated May 24, 2001, by and among the Registrant, Pharaoh Acquisition Corp. and PictureTel Corporation (which is incorporated herein by reference to Exhibit 12(d)(4) to Amendment No. 6 to the Schedule TO filed with the Commission on October 3, 2001).
3.1
Amended and Restated Certificate of Incorporation of Polycom, Inc. (which is incorporated herein by reference to Exhibit 2 to the Registrant's Registration Statement on Form 8-A/A filed with the Commission on January 29, 2002).
3.2	Amended and Restated Bylaws of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 12, 2001).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2
Specimen Common Stock certificate (which is incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-02296) filed with the Commission on March 12, 1996 (the "1996 S-1")).
4.3
Amended and Restated Investor Rights Agreement, dated May 17, 1995, among the Registrant and the Investors named therein (which is incorporated herein by reference to Exhibit 4.3 to the Registrant's 1996 S-1).
4.4
Preferred Shares Rights Agreement dated as of July 15, 1998 and as amended March 2, 2001, between Polycom, Inc. and Fleet Bank, N.A. F/K/A BankBoston N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights Attached thereto as Exhibits A, B and C, respectively (which is incorporated herein by reference to Exhibit 1 to the Registrant's Form 8-A/A filed with the Commission on March 2, 2001).
10.1*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's 1996 S-1).
10.2*
The Registrant's 1996 Stock Incentive Plan, as amended, and forms of agreements thereunder (which are incorporated herein by reference to Exhibit 10.3 to the Registrant's 1996 S-1 and Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed with the Commission on May 31, 2001 (Registration No. 333-61952).
10.3*	The Registrant's 1996 Employee Stock Purchase Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.4 to the Registrant's 1996 S-1).

10.4*
ViaVideo Communications, Inc. 1996 Stock Option/Stock Issuance Plan and related agreements (which are incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, Registration No. 333-45351).
10.5
Lease Agreement by and between the Registrant and Trinet Essential Facilities XXVI, dated December 1, 1999, regarding the space located at 1565 Barber Lane, Milpitas, California (which is incorporated herein by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 29, 2000).
10.6
Lease Agreement by and between the Registrant and WJT, LLC, dated February 19, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 12, 2001).
10.7*
Accord Networks Ltd. 1995 Employee Share Ownership and Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).
10.8*
Accord Networks Ltd. Share Ownership and Option Plan (2000) and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).
10.9*
Accord Networks Ltd. 2000 Share Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).
10.10
Accord Networks Ltd. 2000 Non-Employee Director Stock Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).
10.11
Circa Communications, Ltd Stock Option Plan and related agreements (which are incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-59820) filed with the Commission on April 30, 2001).
10.12*
Form of Change of Control Severance Agreement with the Chief Executive Officer and Chief Financial Officer of the Registrant, effective as of March 28, 2001 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 16, 2001).
10.13*
Form of Change of Control Severance Agreement with management of the Registrant other then the Chief Executive Officer and Chief Financial Officer, effective as of March 28, 2001 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 16, 2001).
10.14(1)	Amendment No. 1 to Lease by and between the Registrant and WJT, LLC, dated October 5, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California.
10.15
PictureTel Corporation 1998 Acquisition Stock Option Plan and form of Non-Statutory Stock Option (which are incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-72544) filed with the Commission on October 31, 2001).

10.16
Polycom, Inc. 2001 Nonstatutory Stock Option Plan and form of agreement thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on form 10-Q filed with the Commission on November 13, 2001.
10.17
Atlanta Signal Processors, Incorporated 1997 Incentive Stock Plan and forms of Stock Option Grant, Exercise Agreement and Employee Shareholder Agreement (which are incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-76312) filed with the Commission on January 4, 2002).
10.18(1)
Lease Agreement by and between PictureTel Corporation and 100 Minuteman Limited Partnership, dated October 10, 1995, as amended, regarding the space located at 100 Minuteman Rd., Andover, Massachusetts.
10.19(1)*	Summary of Arrangement between the Registrant and Robert C. Hagerty.
21.1(1)	Subsidiaries of the Registrant.
23.1(1)	Consent of Independent Accountants.
24.1(1)	Power of Attorney (included on page 58 of this Annual Report on Form 10-K).

*
Indicates management contract or compensatory plan or arrangement.

(1)
Filed herewith.

        (b)  Reports on Form 8-K.

        On October 19, 2001, the Registrant filed a Current Report on Form 8-K with the Commission, dated October 12, 2001, reporting (i) the issuance of a press release on October 12, 2001 announcing the completion of the initial offering period for the Registrant's offer to exchange cash and common stock of the Registrant for all of the outstanding shares of PictureTel Corporation, or PictureTel, common stock (the "Exchange Offer"), (ii) the issuance of a press release on October 17, 2001 announcing the successful completion of the subsequent offering period of the Exchange Offer and (iii) the issuance of a press release on October 18, 2001 announcing the completion of the merger of a wholly-owned subsidiary of the Registrant with and into PictureTel, pursuant to which PictureTel became a wholly-owned subsidiary of the Registrant.

        The financial statements and pro forma financial information required to be filed in connection with such Current Report on Form 8-K were previously filed as part of the Registrant's Registration Statement on Form S-4, as amended (Registration No. 333-63252).

        (c)  Exhibits.

    See Item 14(a)(3) above.

        (d)  Financial Statement Schedules.

    See Items 8 and 14(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on this 1st day of March, 2002.

POLYCOM, INC.

/s/ ROBERT C. HAGERTY	/s/ MICHAEL R. KOUREY
Robert C. Hagerty Chairman of the Board of Directors, Chief Executive Officer and President	Michael R. Kourey Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary

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

Signature	Title	Date

/s/ ROBERT C. HAGERTY Robert C. Hagerty	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 1, 2002
/s/ MICHAEL R. KOUREY Michael R. Kourey	Senior Vice President, Finance and Administration, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	March 1, 2002
/s/ BETSY S. ATKINS Betsy S. Atkins	Director	March 1, 2002
/s/ JOHN SEELY BROWN John Seely Brown	Director	March 1, 2002

/s/ JOHN A. KELLEY John A. Kelley	Director	March 1, 2002
/s/ STANLEY J. MERESMAN Stanley J. Meresman	Director	March 1, 2002
/s/ WILLIAM A. OWENS William A. Owens	Director	March 1, 2002

POLYCOM, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Polycom, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Polycom, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material aspects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
January 23, 2002

POLYCOM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$126,832	$189,399
Short-term investments	23,348	52,399
Trade receivables, net of allowance for doubtful accounts of $4,816 and $2,588 in 2001 and 2000, respectively	89,309	75,653
Inventories	48,173	49,971
Deferred taxes	49,941	26,623
Prepaid expenses and other current assets	14,646	11,283

Total current assets	352,249	405,328
Fixed assets, net	28,945	22,046
Long-term investments	68,682	53,543
Goodwill and purchased intangibles, net	347,063	—
Noncurrent deferred taxes	15,184	2,811
Other long-term assets	9,042	19,980

Total assets	$821,165	$503,708

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,418	$33,614
Accrued payroll and related liabilities	9,864	8,770
Taxes payable	24,053	16,188
Deferred revenue	20,878	4,564
Other accrued liabilities	64,387	16,223

Total current liabilities	150,600	79,359
Long-term liabilities	26,579	1,566

Total liabilities	177,179	80,925

Commitments and contingencies (Note 10)	—	—
Stockholders' equity:
Preferred stock, $0.001 par value: Authorized: 5,000,000 shares in 2001 and 2000 Issued and outstanding: none in 2001 and 2000	—	—
Common stock, $0.0005 par value: Authorized: 175,000,000 shares Issued: 91,475,974 shares in 2001 and 81,968,988 shares in 2000; outstanding 91,112,417 shares in 2001 and 81,968,988 shares in 2000	46	41
Additional paid-in capital	641,298	380,975
Cumulative other comprehensive income (loss)	328	(63)
Unearned stock-based compensation	(1,244)	(610)
Treasury stock, at cost, 363,557 shares in 2001 and none in 2000	(11,182)	—
Retained earnings	14,740	42,440

Total stockholders' equity	643,986	422,783

Total liabilities and stockholders' equity	$821,165	$503,708

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2001		2000	1999
Net revenues		$383,189	$373,554	$224,902
Cost of net revenues		166,747	164,099	99,698

Gross profit		216,442	209,455	125,204
Operating expenses:
Sales and marketing		74,653	70,745	43,366
Research and development		59,416	43,570	25,724
General and administrative		21,564	20,702	12,729
Acquisition-related costs		24,077	4,768	1,650
Purchased in-process research and development		52,642	—	—
Amortization of goodwill and purchased intangibles		6,019	—	—
Grant repayment		—	5,876	—
Litigation settlement		—	6,500	—
Litigation reserve release		—	(1,843)	—

Total operating expenses		238,371	150,318	83,469

Operating income (loss)		(21,929)	59,137	41,735
Interest income, net		12,755	8,419	1,629
Other investments adjustment		(3,178)	(5,854)	—
Other income (expense)		(608)	8	(31)

Income (loss) before provision for income taxes		(12,960)	61,710	43,333
Provision for income taxes		14,740	24,247	13,616

Net income (loss)		$(27,700)	$37,463	$29,717

Basic net income (loss) per share	$	$(0.33)	$0.50	$0.45

Diluted net income (loss) per share	$	$(0.33)	$0.45	$0.38

Shares used in basic per share calculation		85,123	75,264	65,475
Shares used in diluted per share calculation		85,123	83,828	77,848

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock
								Cumulative Other Comprehensive Income (loss)
			Additional Paid-In Capital	Unearned Stock-based Compensation		Treasury Stock				Retained Earnings (Deficit)
	Shares	Amount										Total
Balances, January 1, 1999	62,586,587	$31	$65,461		$—		$—		$—	$	$(24,637)	$40,855
Comprehensive income:
Change in unrealized loss on marketable securities	—	—	—		—		—		(85)		—	(85)
Net income	—	—	—		—		—		—		29,717	29,717

Total comprehensive income												29,632

Issuance of stock through exercise of warrants	4,000,000	2	14,998		—		—		—		—	15,000
Exercise of stock options under stock option plan	2,393,221	1	4,752		—		—		—		—	4,753
Shares purchased under employee stock purchase plan	274,310	—	1,039		—		—		—		—	1,039
Cost of registration statements	—	—	(31)		—		—		—		—	(31)
Valuation of options granted to outside consultants	—	—	114		—		—		—		—	114
Unearned stock-based compensation	—	—	2,400		(2,400)		—		—		—	—
Amortization of stock-based compensation	—	—	—		447		—		—		—	447
Tax benefit from stock option activity	—	—	9,104		—		—		—		—	9,104
Dividend to S-Corporation shareholders	—	—	—		—		—		—		(103)	(103)

Balances, December 31, 1999	69,254,118	$34	$97,837		$(1,953)		$—	$	$(85)		$4,977	$100,810

Comprehensive income:
Change in unrealized loss on marketable securities	—	—	—		—		—		22		—	22
Net income	—	—	—		—		—		—		37,463	37,463

Total comprehensive income												37,485

Issuance of stock, net of issuance costs	5,184,323	3	203,235		—		—		—		—	203,238
Conversion of mandatorily redeemable preferred stock into common stock	3,693,761	2	27,079		—		—		—		—	27,081
Issuance of stock related to exercise of warrants	324,833	—	—		—		—		—		—	—
Exercise of stock options under stock option plan	3,288,859	2	12,531		—		—		—		—	12,533
Shares purchased under employee stock purchase plan	223,094	—	2,433		—		—		—		—	2,433
Cost of registration statements	—	—	(85)		—		—		—		—	(85)
Valuation of options granted to outside consultants	—	—	122		—		—		—		—	122
Reversal of unearned stock-based compensation upon termination of employment	—	—	(498)		498		—		—		—	—
Amortization of stock-based compensation	—	—	—		845		—		—		—	845
Tax benefit from stock option activity	—	—	38,321		—		—		—		—	38,321

Balances, December 31, 2000	81,968,988	$41	$380,975		$(610)		$—	$	$(63)		$42,440	$422,783

Comprehensive loss:
Change in unrealized gain on marketable securities	—	—	—		—		—		555		—	555
Cumulative translation adjustment	—	—	—		—		—		(164)		—	(164)
Net loss	—	—	—		—		—		—		(27,700)	(27,700)

Total comprehensive loss												(27,309)

Issuance of stock for purchase acquisitions	6,937,355	4	230,404		(1,534)		—		—		—	228,874
Exercise of stock options under stock option plan	2,399,381	1	13,442		—		—		—		—	13,443
Shares purchased under employee stock purchase plan	170,250	—	3,871		—		—		—		—	3,871
Purchase of treasury stock shares at cost	(363,557)	—	—		—		(11,182)		—		—	(11,182)
Cost of registration statements	—	—	(189)		—		—		—		—	(189)
Stock-based compensation	—	—	661		—		—		—		—	661
Reversal of unearned stock-based compensation upon termination of employment	—	—	(343)		343		—		—		—	—
Amortization of stock-based compensation	—	—	—		557		—		—		—	557
Tax benefit from stock option activity	—	—	12,477		—		—		—		—	12,477

Balances, December 31, 2001	91,112,417	$46	$641,298	$	$(1,244)	$	$(11,182)		$328		$14,740	$643,986

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(27,700)	$37,463	$29,717
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,718	9,406	5,023
Provision for doubtful accounts	948	1,739	771
Provision for excess and obsolete inventories	8,394	3,101	4,958
Tax benefit from exercise of stock options	12,477	38,321	9,104
Other investments loss adjustment	3,178	5,854	—
Amortization of stock-based compensation	557	956	578
Purchased in-process research and development	52,642	—	—
Loss on asset dispositions	933	—	14
Changes in assets and liabilities, net of the effect of acquisitions:
Trade receivables	16,616	(23,855)	(24,881)
Inventories	11,738	(32,150)	(6,413)
Deferred taxes	9,033	(18,829)	(8,011)
Prepaid expenses and other current assets	(3,792)	(6,343)	(2,901)
Accounts payable	(1,369)	4,961	15,127
Taxes payable	266	6,555	8,228
Accrued liabilities	(30,950)	10,916	6,740

Net cash provided by operating activities	76,689	38,095	38,054

Cash flows from investing activities:
Acquisition of fixed assets	(12,759)	(18,267)	(8,598)
Purchase of licenses	(300)	(9,249)	—
Purchase of investments	(190,831)	(142,189)	(44,735)
Proceeds from sale and maturities of investments	211,657	60,134	10,268
Purchase of convertible note receivable	(41,500)	—	—
Net cash paid in purchase acquisitions	(121,852)	—	—
Purchase of trademark	(1,000)	—	612

Net cash used in investing activities	(156,585)	(109,571)	(42,453)

Cash flows from financing activities:
Proceeds from stock offering, net of issuance costs	—	203,238	—
Proceeds from issuance of common stock, net of issuance costs	17,329	14,903	5,744
Proceeds from issuance of preferred stock, net of issuance costs	—	995	5,805
Proceeds from exercise of warrants	—	—	15,000
Dividends paid to S-Corporation shareholders	—	—	(103)
Repayment of stockholder notes receivable, net	—	—	250

Net cash provided by financing activities	17,329	219,136	26,696

Net increase (decrease) in cash and cash equivalents	(62,567)	147,660	22,297
Cash and cash equivalents, beginning of period	189,399	41,739	19,442

Cash and cash equivalents, end of period	$126,832	$189,399	$41,739

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$152	$63	$110
Income taxes paid	$736	$337	$4,340
Advertising barter trade credits	$—	$—	$(770)
Supplemental schedule of noncash investing and financing:
Capital leases	$—	$—	$34
Conversion of preferred shares to common stock	$—	$27,081	$—

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company:

        Polycom, Inc. and subsidiaries (the Company), a Delaware corporation, develops, manufactures, markets and services a comprehensive line of high-quality, easy-to-use communications equipment that enables enterprise users to more effectively conduct video, voice and data communications. The Company's products are distributed and serviced globally. The Company sells its products through marketing and sales relationships with a wide network of value-added resellers, telecommunications equipment distributors, wireline equipment manufacturers, telecommunication service providers and retailers.

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

  Principles of Accounting and Consolidation:

        These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements of the Company have been prepared to give retroactive effect to the merger with Accord Networks Ltd. on February 28, 2001 which was treated as a pooling of interests for financial reporting purposes.

  Use of Estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents:

        The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase to be cash equivalents.

  Investments:

        The Company's investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate debt and equity securities. Investments with maturities of less than one year are considered short-term and are carried at fair value. Nearly all investments are held in the Company's name at a limited number of major financial institutions. The specific identification method is used to determine the cost of securities disposed of, with realized gains and loses reflected in interest income, net. At December 31, 2001 and 2000, all of the Company's investments were classified as available-for-sale. Unrealized gains and losses on these investments are included as a separate component of cumulative other comprehensive income (loss) in stockholders' equity.

        The Company also has investments in private companies. These investments are included in "Other long-term assets" in the Company's consolidated balance sheets and are carried at cost less any impairment loss. The Company monitors these investments for impairment and makes appropriate reductions in carrying value when the fair value is determined to be less than the reported value. During 2001 and 2000, the Company determined that the value of these investments was impaired and reduced the carrying amount by $3.2 million and $5.9 million, respectively.

  Inventories:

        Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

  Fixed Assets:

        Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is one to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets, typically three to twelve years. Disposals of capital equipment are recorded by removing the costs and accumulated depreciation from the accounts and gains or losses on disposals are included in the results of operations.

  Impairment of Long-Lived Assets:

        Long-lived assets including identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

  Revenue Recognition:

        The Company recognizes revenue from its hardware product sales, including freight charges, in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and Statement of Financial Accounting Standards, or SFAS, No. 48 "Revenue Recognition When Right of Return Exists." The Company recognizes software revenue in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." Under these guidelines, the Company recognizes revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured. The Company accrues for warranty costs on hardware products, sales returns, co-op advertising and other allowances upon shipments based upon its experience. Additionally, the Company recognizes extended service revenue on its hardware products over the life of the service contract.

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

  Advertising:

        The Company expenses the production costs of advertising as the expenses are incurred. The production costs of advertising consist primarily of magazine and radio advertisements, agency fees and other direct production costs. The advertising expense for the years ended December 31, 2001, 2000 and 1999 was $11.7 million, $14.9 million, and $10.0 million, respectively.

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

  Translation of Foreign Currencies:

        The financial statements of the Company's foreign subsidiaries that operate where the functional currency is the U.S. dollar are translated to U.S dollars at year-end exchange rates for monetary assets and liabilities while nonmonetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation which is translated at historical rates. Foreign exchange gains and losses have not been significant to date and have been recorded in the results of operations.

        Assets and liabilities of the Company's foreign subsidiaries where the local currency is the functional currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the year. Translation gains and losses have not been significant to date and have been recorded in cumulative other comprehensive income (loss) within stockholders' equity.

  Foreign Exchange Contracts:

        The Company and its subsidiaries have entered into foreign currency forward contracts as a hedge against specific intercompany and foreign currency receivable transactions. Forward contracts involve agreements to purchase or sell foreign currencies at specific rates at future dates. The Company does not hold or issue derivative financial instruments for speculative trading purposes. The Company enters into derivatives only with counterparties which are one of the largest U.S. banks, ranked by assets in order to minimize credit risk. The Company's hedging activities do not subject the Company to exchange rate risk because the gains and losses on these contracts are designed to offset the losses and gains on the intercompany and foreign currency receivable transactions being hedged. The carrying amount of the forward contracts is the fair value, which is determined by obtaining quoted market prices. Gains and losses on forward contracts are recognized each reporting period and are offset against the gain or loss on the hedged item in the same period in that the underlying transactions are settled. At December 31, 2001, the Company had contracts maturing on February 6, 2002 and March 6, 2002 to purchase $769,000 and $925,000, respectively, in British pounds and Japanese yen.

  Computation of Net Income (Loss) Per Share:

        Basic net income (loss) per share is computed using the weighted average number of common shares outstanding (excluding shares issued under the Stock Option Plan which are subject to repurchase) during the periods represented. Diluted net income per share is computed using common and dilutive common equivalent shares outstanding during the periods represented. Common equivalent shares (including shares issued under the Stock Option Plan which are subject to repurchase) are excluded from the computation of fully diluted net loss per share when their effect is antidilutive.

  Fair Value of Financial Instruments:

        Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Estimated fair values of short-term and long-term investments are based on quoted market prices for the same or similar instruments.

  Stock-based Compensation:

        As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25" and related interpretations in accounting for its stock-based compensation plans. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS No. 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award.

  Recent Pronouncements:

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company adopted this pronouncement beginning with the PictureTel Corporation acquisition completed on October 18, 2001.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. For existing goodwill and other intangibles, the Company will adopt this pronouncement on January 1, 2002. As a result of this adoption, $6.3 million of goodwill, which was to be amortized ratably through March 2004, will cease. The Company adopted the non-amortization provision for goodwill contained within this pronouncement for new acquisitions beginning with the PictureTel Corporation acquisition completed on October 18, 2001

        SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first quarter of 2002. Any loss resulting from the first step impairment test will be reflected as a cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what effect these impairment tests will have on the Company's consolidated financial position, results of operations and cash flows.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company is currently assessing the impact of SFAS 144 on the Company's consolidated financial position, results of operations and cash flows.

        In September of 2001, the FASB Emerging Issues Task Force, or EITF, issued EITF Issue No. 01-09, "Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF Issues No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," No. 00-14, "Accounting for Certain Sales Incentives," and No. 00-22, "Accounting for 'Points' and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future." EITF 00-25, as codified by EITF 01-09, established the treatment in the statement of operations of vendor consideration to resellers of a vendor's products. EITF 00-25 and 01-09 are effective for the interim and year-end periods beginning after December 15, 2001. In the years ended December 31, 2001 and 2000, $8.5 million and $9.5 million, respectively, of co-operative advertising consideration was charged as a reduction of revenue. The Company is currently assessing the impact of the adoption of this issue on the consolidated financial position, results of operations and cash flows.

3. Acquisitions:

  PictureTel Corporation

        On October 18, 2001, the Company completed the acquisition of PictureTel Corporation ("PictureTel"), a leader in visual collaboration, in exchange for 0.1177 shares of Polycom common stock and $3.11 in cash for each outstanding share of PictureTel common stock. In total, approximately 6.6 million shares of the Company's common stock, net of 363,557 treasury shares obtained through the acquisition, and approximately $183 million in cash were exchanged for all outstanding shares of PictureTel's common stock. The primary reason for the acquisition and the factors that contributed to the recognition of goodwill is that Polycom expects to be better equipped with the financial, technological, operational and marketing resources and capabilities necessary to compete in the communications market. In addition, Polycom expects to expand product and service offerings while reducing costs through economies of scale. In addition, the Company assumed outstanding options and warrants, which became exercisable for approximately 1.2 million shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.    Since October 18, 2001, the results of operations of PictureTel have been included in the Company's condensed consolidated statements of income.

        The accompanying consolidated financial statements reflect a purchase price of approximately $413 million, consisting of cash and Polycom common stock valued using the average fair value of Polycom's outstanding common stock from May 22, 2001 to May 29, 2001, five trading days surrounding the date the acquisition agreement was announced, and the fair value of the options and warrant to be assumed by Polycom in the acquisition, and other costs directly related to the acquisition as follows (in thousands):

Cash	$183,368
Fair value of Polycom's common stock	195,475
Fair value of options and warrants assumed	24,117
Estimated acquisition related costs	9,908

Total consideration	$412,868

        For purposes of computing the estimated fair value of the options and warrants assumed, the Black-Scholes pricing model was used with the following assumptions: fair value of Polycom's stock of $27.74, expected life of 5.5 years, risk-free rate of 5.5%, expected dividend yield of 0% and volatility of 90%. The following is a summary of the preliminary allocation of purchase price in the acquisition of PictureTel (in thousands):

Tangible assets:
Current assets	$122,561
Property, plant and equipment	4,907
Other assets	50,975

Total tangible assets acquired	178,443
Liabilities:
Current liabilities	(151,850)
Long-term liabilities	(9,448)

Total liabilities assumed	(161,298)
Treasury stock	11,182
In-process research and development	49,292
Goodwill	292,428
Other intangible assets consisting of:
Core technology	14,581
Developed technology	2,847
Patents	8,668
Product customer relationships	3,211
Service customer relationships	13,514

Total consideration	$412,868

        The purchase price allocation is preliminary as the Company is currently evaluating various matters related to the acquisition including assessing the fair value of certain facilities costs and other assets and liabilities.

        The amount allocated to purchased in-process research and development and other intangible assets was determined by management using an independent appraisal. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and in-process research and development. The estimated net free cash flows generated by the in-process research and development projects were discounted at rates ranging from 30 to 40 percent in relation to the stage of completion and the technical risks associated with achieving technological feasibility. The in-process research and development projects were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. It is reasonably possible that the development of this technology could fail because of either prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside of the Company's control such as a change in the market for the resulting developed products. In addition, at such time that the project is completed it is reasonably possible that the completed products do not receive market acceptance or that the Company is unable to produce and market the product cost effectively.

        Goodwill originating from the acquisition of PictureTel has not been amortized in accordance with the guidance contained in Statement of Financial Accounting Standard No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." None of the goodwill is expected to be deductible for tax purposes. Other intangible assets are being amortized over their estimated useful lives of three years. For the year ended December 31, 2001, amortization associated with the acquisition totaled approximately $2.9 million.

        The following unaudited pro forma financial information reflects the results of operations for the two years ended December 31, 2001 as if the acquisition had occurred on January 1, 2000. The pro forma results exclude purchased in-process research and development and the impairment of licenses arising from the acquisition of PictureTel of $5.5 million due to their nonrecurring nature. The pro forma financial information included nonrecurring items incurred by PictureTel as follows: $14.5 million of nonrecurring charges incurred in 2001 and $15.3 million of nonrecurring gains and $42.3 million of non recurring charges in 2000. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2000, and may not be indicative of future operating results, (unaudited, in thousands, except per share amounts):

	Years Ended December 31,
	2001	2000
Net revenues	$518,260	$612,803
Net loss	$(22,512)	$(59,274)
Net loss per share:
Basic	$(0.25)	$(0.72)
Diluted	$(0.25)	$(0.72)
Weighted average shares:
Basic	90,379	81,848
Diluted	90,379	81,848

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

        Since April 2, 2001, the results of operations of Circa have been included in the Company's consolidated statements of income. The Company recorded unearned stock-based compensation of approximately $780,000 associated with unvested stock options issued to employees in conjunction with the acquisition. This amount is included as a component of stockholders' equity and is being amortized over the vesting period of options.

        The following is a summary of the allocation of purchase price in the acquisition of Circa (in thousands):

Tangible assets, less liabilities assumed	$(730)
In-process research and development	2,450
Identifiable intangible assets	3,650
Goodwill	8,454
Unearned stock-based compensation	780

Total purchase price	$14,604

        The amount allocated to purchased in-process research and development was determined by an independent appraisal using established valuation techniques in the high-technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. It is reasonably possible that the development of this technology could fail because of either prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside of the Company's control such as a change in the market for the resulting developed products. In addition, at such time that the project is completed it is reasonably possible that the completed products do not receive market acceptance or that the Company is unable to produce and market the product cost effectively.

        Goodwill and acquired intangible assets, primarily representing existing partnerships and acquired workforce, are being amortized over the estimated useful lives of three years. For the year ended December 31, 2001, amortization of goodwill, unearned stock-based compensation and other intangible assets associated with this acquisition totaled approximately $3.2 million.

        The following unaudited pro forma financial information reflects the results of operations for the three years ended December 31, 2001 as if the acquisition had occurred on January 1, 1999. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 1999, and may not be indicative of future operating results, (unaudited, in thousands, except per share amounts):

	Years Ended December 31,
	2001	2000	1999
Net revenues	$383,189	$373,554	$224,902
Net income (loss)	$(29,490)	$35,151	$28,720
Net income (loss) per share:
Basic	$(0.35)	$0.46	$0.43
Diluted	$(0.35)	$0.41	$0.36
Weighted average shares:
Basic	85,290	75,930	66,141
Diluted	85,290	84,743	78,763

  Accord Networks Ltd.

        On February 28, 2001, the Company completed the acquisition of Accord Networks Ltd. (Accord). Accord is a leading provider of next-generation, rich-media network products that enable Internet Protocol (IP) and other network voice and video communications in both the customer premises and service provider markets. Under the terms of the merger, Polycom exchanged approximately 6.5 million shares of common stock for all outstanding Accord shares and assumed Accord options exercisable into approximately 1.3 million shares of Polycom's common stock. The exchange and assumption was at a rate of 0.3065 Polycom shares for each Accord share. The transaction was treated as a pooling of interests for financial reporting purposes and consequently, the Company's historical consolidated financial statements have been restated as if the combined entity existed for all periods presented. All intercompany transactions between the two companies have been eliminated in consolidation. The Company and Accord had the same fiscal year ends of December 31. Further, adjustments required to conform accounting policies between the two companies, primarily associated with the classification of expenses, were insignificant.

        The following table reconciles the Company's original revenues and earnings to the combined (in thousands, except per share data):

	Year Ended December 31,
	2001	2000	1999
Net revenues:
Polycom	$373,413	$331,302	$200,067
Accord	9,776	42,252	24,835

Combined net revenues	$383,189	$373,554	$224,902

Net income (loss):
Polycom	$(27,782)	$49,228	$29,353
Accord	82	(11,765)	364

Combined net income (loss)	$(27,700)	$37,463	$29,717

Basic net income (loss) per share:
Polycom	$(0.33)	$0.69	$0.45
Accord	0.00	(0.19)	—

Combined basic net income (loss) per share	$(0.33)	$0.50	$0.45

Diluted net income (loss) per share:
Polycom	$(0.33)	$0.64	$0.40
Accord	0.00	(0.19)	(0.02)

Combined diluted net income (loss) per share	$(0.33)	$0.45	$0.38

  Atlanta Signal Processors, Inc.

        On November 30, 2001, the Company completed the acquisition of Atlanta Signal Processors, Inc. (ASPI), a manufacturer of voice products for the installed voice systems market, in exchange for $4.9 million in cash for all of the outstanding ASPI shares and assumption of outstanding options exercisable into 30,687 shares of Polycom common stock, with an aggregate value of $0.9 million plus acquisition costs of approximately $0.2 million. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The consolidated financial statements include the operating results of the business from the date of acquisition. Pro forma results of operations have not been presented because the effects of this acquisition were not material on an individual basis.

        The amounts allocated to in-process research and development were determined by an independent appraisal using established valuation techniques in the high-technology communications equipment industry and were expensed upon acquisition because the technological feasibility had not been established and no future alternative uses existed. Goodwill originating from the acquisition has not been amortized in accordance with SFAS 142. Other intangible assets are being amortized on a straight-line basis over periods not exceeding three years. For the year ended December 31, 2001, amortization associated with the acquisition totaled $114,000. The Company recorded unearned stock-based compensation of approximately $754,000 associated with unvested stock options issued to employees in conjunction with the acquisition. This amount is included as a component of stockholders' equity and is being amortized over the vesting period of options consistent with the guidance stated in FIN 44. A summary of the purchase transactions is outlined as follows (in thousands):

Tangible assets, less liabilities assumed	$(279)
In-process research and development	900
Goodwill	2,210
Identifiable intangible assets	4,100
Unearned stock-based compensation	754
Deferred tax liability	(1,693)

Total consideration	$5,992

  Atlas Communication Engines, Inc.

        On December 1, 1999, the Company completed the acquisition of Atlas Communication Engines, Inc., (Atlas) whereby a wholly owned subsidiary of the Company was merged with and into Atlas. Atlas designed, developed, marketed and sold high quality digital subscriber line (DSL) customer premise equipment and internet access devices primarily on an original equipment manufacturer (OEM) basis. Approximately 2.6 million shares of the Company's common stock were exchanged for all of the issued and outstanding capital stock of Atlas. In addition, outstanding stock options to purchase Atlas common stock were converted into options to purchase approximately 1.0 million shares of the Company's common stock. The transaction was treated as a pooling of interests for financial reporting purposes and, consequently, all prior period figures have been restated as if the combined entity existed for all periods presented. All intercompany transactions between the two companies have been eliminated in consolidation. The Company and Atlas had the same fiscal year end of December 31. Adjustments, related primarily to fixed asset capitalization, depreciation and inventory accounting, have been made to conform and align accounting policies between the two companies.

4. Acquisition-related charges:

        In the years ended December 31, 2001, 2000 and 1999, related to the completion of the acquisitions of Atlas, Accord, Circa, PictureTel and ASPI, the Company recognized charges of $24.1 million, $4.8 million and $1.7 million, respectively for acquisition-related costs including the cost of actions designed to improve the Company's combined competitiveness, productivity and future profitability. These acquisition-related actions included the elimination of redundant and excess facilities and workforce in the Company's combined businesses and the elimination of redundant assets.

Facility Closings

        Facility charges in the amount of $1.4 million were primarily comprised of lease termination costs and the net present value of the minimum lease payments for vacated and redundant facilities that the company intends to sublease. The Company netted estimated sublease cash receipts against its lease obligations to determine the minimum lease payments for the facilities its intends to sublease. The longest lease term for facilities identified for a sublease arrangement extends out to 2009. The sublease arrangements and termination of the active lease obligations for the remaining redundant facilities not scheduled for sublease are scheduled to be completed by the end of 2002. In addition, the Company assumed liabilities related to facility closings, totaling $24.1 million, through the acquisitions of PictureTel and ASPI.

Severance

        Severance charges in the amount of $2.3 million were recorded in 2001 and were for severance payments and related fringe costs for workforce reductions that were planned to be performed in 2001 and 2002. The remaining planned workforce reductions as of December 31, 2001 are expected to be completed by June 2002. Severance payments are being made over a period of time through the end of 2004. In addition, the Company assumed liabilities related to severance, totaling $14.1 million, through the acquisitions of PictureTel and ASPI.

Asset Impairments and Write-offs, Other Exit Costs and Merger Fees

        Asset impairments in the amount of $6.7 million and asset write-offs in the amount of $0.8 million were principally related to the elimination of redundant or excess equipment. Other exit costs in the amount of $0.3 million were related to payment obligations that carry no future benefit to the combined operations and are scheduled to be complete by March 2002. Merger-related transaction and period expenses for the years ended December 31, 2001, 2000 and 1999 of $12.6 million, $4.8 million and $1.7 million, respectively principally consisted of financial advisory, accounting, legal and consulting fees, and other direct merger-related expenses incurred in the period.

        The following table summarizes the status of the Company's acquisition-related and restructuring costs:

	Facilities Charges	Severance Cost	Asset Impairment	Asset Write-off	Other Exit Costs	Merger Fees & Expenses
1999 Charges	$—	$—	$—	$—	$—	$1,650
1999 Usages	—	—	—	—	—	(1,650)

Balance at December 31, 1999	—	—	—	—	—	—

2000 Charges	$—	$—	$—	$—	$—	$4,768
2000 Usages	—	—	—	—	—	(301)

Balance at December 31, 2000	—	—	—	—	—	4,467
2001 Charges	1,429	2,311	6,655	771	309	12,602
2001 Liabilities assumed through purchase acquisitions	24,081	14,088	—	—	—	—
2001 Usages	(137)	(5,359)	(6,655)	(771)	(126)	(15,258)

Balance at December 31, 2001	$25,373	$11,040	$—	$—	$183	$1,811

5. Investments:

        Investments at December 31, 2001 and 2000 comprise (in thousands):

	Fair Value	Cost Basis
Investments—Short-term:
US government securities	$5,282	$5,317
State and local governments	13,029	13,032
Corporate debt and equity securities	5,037	5,037

	23,348	23,386
Investments—Long-term:
US government securities	24,402	24,440
State and local governments	17,073	17,005
Corporate debt and equity securities	27,207	26,650

	68,682	68,095

Balances at December 31, 2001	$92,030	$91,481

Investments—Short-term:
US government securities	$7,394	$7,390
State and local governments	18,686	18,678
Corporate debt securities	26,319	26,337

	52,399	52,405
Investments—Long-term:
US government securities	2,405	2,400
State and local governments	26,309	26,228
Corporate debt and equity securities	24,829	24,981

	53,543	53,609

Balances at December 31, 2000	$105,942	$106,014

        All short-term investments as of December 31, 2001 and 2000 mature within one year. Long-term investments, excluding equities, mature within two years. During 2001, the Company recorded net realized gains of $391,000 on the disposal of investments. The Company used the specific identification method for determining the cost basis and resulting realized gain or loss on the transactions. During 2000, there were no realized gains or losses on the disposal of investments. Included in investments at December 31, 2001 are approximately $9.7 million in investments in publicly traded equity securities which have been marked to market from their original $9.5 million investment value.

6. Inventories:

        Inventories consist of the following (in thousands):

	December 31,
	2001	2000
Raw materials	$15,412	$9,493
Work in Process	1,101	1,033
Finished goods	31,660	39,445

	$48,173	$49,971

7. Fixed Assets:

        Fixed assets, net, consist of the following (in thousands):

	December 31,
	2001	2000
Computer equipment and software	$35,309	$27,885
Equipment, furniture and fixtures	11,185	7,659
Tooling equipment	7,725	5,813
Leasehold improvements	5,597	1,542

	59,816	42,899
Less, accumulated depreciation and amortization	30,871	20,853

	$28,945	$22,046

8. Other Accrued Liabilities:

        Other accrued liabilities consist of the following (in thousands):

	December 31,
	2001	2000
Accrued expenses	$22,342	$8,048
Short-term restructuring reserves	14,460	—
Warranty reserves	9,123	3,884
Sales tax payable	1,930	151
Employee stock purchase plan withholding	1,637	1,604
Other accrued liabilities	14,895	2,536

	$64,387	$16,223

9. Business Risks and Credit Concentration:

        The Company sells a limited number of products which serve the communications equipment market. A substantial majority of the Company's net revenues are derived from sales of the ViewStation, SoundStation, iPower, network systems and network access products. Any factor adversely affecting demand or supply for these products could materially adversely affect the Company's business and financial performance.

        Currently, the Company subcontracts the manufacturing of almost all of the video, voice and network access products through one subcontractor in Asia. The Company believes that there are a number of alternative contract manufacturers that could produce these products, but in the event of a reduction or interruption of supply, it could take a significant period of time to qualify an alternative subcontractor and commence manufacturing. The effect of such reduction or interruption in supply on results of operations would be material. Certain key components used in our products are currently available from only one source and others are available from only a limited number of sources. In addition, we are currently in the process of transferring the manufacturing of the iPower 900 Series product from its current contract manufacturers to Celestica. Also, various products acquired as a result of the ASPI acquisition are being transferred to Celestica. During the transition period for these products we could experience manufacturing and shipment delays, increased manufacturing costs and reseller and end-user customer dissatisfaction. This further concentrates our product manufacturing in Celestica's Thailand facility and increases our exposure to adverse financial consequences in the event of a disruption in Celestica's manufacturing capabilities for any reason. Further, the Asian economy has gone through some recent problems which, as yet, have not had a material impact on the supply of Polycom product from the subcontractor or component suppliers used in this region. However, should the economic problems in Asia persist, it could create an interruption in supply which could materially adversely affect the results of operations.

        The Company's network systems products are manufactured in Israel which is currently experiencing internal and external conflicts that include terrorist and military action. The Company could experience a manufacturing disruption due to acts associated with this conflict which could harm our business. In addition, the technology used in the network system products was developed through grants from the Office of the Chief Scientist in Israel. Under Israeli law, it is prohibited to transfer technology developed pursuant to these grants to any person without the prior written consent of the Office of the Chief Scientist. The grants also contain restrictions on the ability to manufacture products developed with these grants outside of Israel. Approval to manufacture such products outside of Israel, if granted, is generally subject to an increase in the total amount to be repaid to the Office of the Chief Scientist to between 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel. These restrictions on the ability to transfer technology to third parties or manufacture products outside Israel may adversely affect the Company's operating results and significantly reduce the value of the technology developed under these grants.

        The Company's cash, cash equivalents and investments are maintained with a limited number of international investment management companies and commercial banks and their international affiliates, and are invested in the form of demand deposit accounts, money market accounts, corporate debt securities and government securities. Deposits in these institutions may exceed the amount of insurance provided on such deposits.

        The Company markets its products to distributors and end-users throughout the world. Management performs ongoing credit evaluations of the Company's customers and maintains an allowance for potential credit losses. The expansion of Polycom's product offerings may increase the Company's credit risk as customers place larger orders for the new products. There can be no assurance that the Company's credit loss experience will remain at or near historic levels. At

December 31, 2001, no single customer accounted for more than 10% of accounts receivable. At December 31, 2000, one customer individually accounted for more than 10% of accounts receivable.

        The Company has investments in securities of private companies which are classified on the balance sheet as "Long-term investments." In addition, the Company has purchased licenses for technology incorporated in its products. The value of these long-term assets is monitored for any impairment and if it is determined that a write-down is necessary, this charge could have a material adverse effect on the Company's consolidated results of operations, financial position or cash flows.

10. Commitments and Contingencies:

  Litigation:

        On September 3, 1997, VTEL Corporation, or VTEL, filed a lawsuit in the State District Court in Travis County, Texas against ViaVideo Communications, Inc. and its founders (who were formerly employed by VTEL). On May 27, 1998, following our acquisition of ViaVideo, VTEL amended its suit to add Polycom as a defendant. In the lawsuit, VTEL alleged breach of contract, breach of confidential relationship, disclosure of proprietary information and related allegations. ViaVideo, its founders and Polycom answered the suit, denying in their entirety VTEL's allegations. On March 3, 2000, VTEL voluntarily dismissed the allegations against Polycom and ViaVideo with prejudice for no consideration. As a one-time item in the first quarter of 2000, the excess accrual associated with the expenses the Company estimated to be incurred in connection with this lawsuit totaling $1.8 million was released since no further material expenses will be incurred.

        On November 20, 1998, a patent infringement claim was filed against Accord's U.S. subsidiary, Accord Networks, Inc., in the United States District Court, District of Massachusetts, alleging that the U.S. subsidiary had and was willfully and deliberately infringing on one of Ezenia!'s patents. The complaint was later amended to allege that the U.S. subsidiary also had and was willfully and deliberately infringing on other patents. On June 10, 1999, Accord was added as a defendant in the lawsuit. On June 16, 2000, Accord and its U.S. subsidiary entered into a written settlement agreement, and the Court entered an order dismissing the case. The lawsuit settlement cost of $6.5 million, which final payment was made on December 28, 2000, represents a one-time charge resulting from this settlement and was reported under "Litigation settlement" in the consolidated statement of operations in June 2000.

        From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities. In addition, from time to time, third parties assert patent or trademark infringement claims against the Company in the form of letters and other forms or communication. Currently, the Company does not believe that any of these legal proceedings or claims are likely to have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

  Standby Letters of Credit:

        The Company has several standby letters of credit totaling approximately $186,000 which were issued to guarantee certain of the Company's foreign office lease obligations and other contractual obligations. The Company also maintained, from time to time, commercial letters of credit as payments for the importation of certain products. The amounts did not exceed $100,000 and were outstanding less than 120 days. These standby letters of credit were canceled in 2001.

  License Agreements:

        On March 3, 2000, the Company entered into a patent licensing agreement with VTEL Corporation (VTEL). VTEL provided a fully-paid up, royalty-free license to three patents related to various videoconferencing technologies. In exchange for these licenses, the Company paid VTEL approximately $8.3 million and sublicensed to VTEL a royalty-bearing patent for videoconferencing technology. The royalty, if any, under the sublicense was payable to the patent holder not Polycom. Amortization of the license was computed using the straight-line method over the economic life of the license of five years. On October 19, 2001, the Company recorded a charge of $5.5 million related to the impairment of the VTEL license as management determined that the technology used by PictureTel was superior to that obtained by Polycom under the VTEL license and that the PictureTel technology would be used in Polycom's products and research and development and would better protect the Company's intellectual property. This charge is included in "Acquisition-related costs" on the consolidated statement of operations.

        The Company also enters into other various license agreements in the normal course of business and the cost of those agreements are amortized over the expected life of the respective agreements. The cost of these agreements and the amounts amortized in the years shown, both combined and individually, are not significant.

  Leases:

        The Company leases certain office facilities and equipment under noncancelable operating leases expiring between 2001 and 2014. Future minimum lease payments excluding leases subject to cancelation within twelve months are as follows (in thousands):

Leases
Year ending December 31,
2002	$13,230
2003	13,817
2004	13,447
2005	11,563
2006	11,248
Thereafter	48,636

Minimum future lease payments	$111,941

        The Company is currently headquartered in an approximately 102,000 square foot facility in Milpitas, California pursuant to a lease which expires in January 2007. This facility accommodates corporate administration, some voice and network access research and development, manufacturing, marketing, sales and customer support. On February 19, 2001, the Company entered into a ten-year lease agreement for a 50,000 square foot facility in Pleasanton, California which is currently under construction. This facility will become the Company's corporate headquarters when completed, which is expected to be in the second quarter of 2002.

        The majority of the Company's video and service operations are located in approximately 321,000 square feet in Andover, Massachusetts pursuant to a lease that expires in September 2014 and approximately 55,000 square foot in Austin, Texas pursuant to a lease that expires in December 2004. The network systems operations occupy approximately 31,000 square feet in Petach Tikva, Israel and 18,000 square feet in Atlanta, Georgia. In addition, the Company leases space in Goleta, California for the network access products' engineering, manufacturing and marketing organizations and the Company leases space in Vancouver, Canada for the VoIP development operation.

        The Company leases approximately 44,000 square foot facility in Tracy, California which is used as the North American and Latin American distribution center. Further, the Company utilizes space at a manufacturing contractor in Thailand and the Company's European distribution contractor in the

United Kingdom and Netherlands to provide Asian and European distribution and repair centers, respectively.

        Included in the noncancellable operating leases are those assumed as part of the acquisition of PictureTel. The Company has identified vacated or redundant PictureTel leased facilities that the company intends to terminate or sublease and has recognized them as a liability assumed in a purchase combination. The liability is valued at the estimated net present value of the lease commitments. The estimated net present value of the cost of terminating these leases net of any estimated sublease rent is $24.1 million of which $4.3 million is classified as a current liability and $19.8 million is classified as a long term liability.

        Rent expense for the years ended December 31, 2001, 2000 and 1999 was $8.3 million, $6.3 million, and $3.0 million, respectively.

  Grants:

        In December 2000, Accord repaid all of its outstanding grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade. Accordingly, an amount of approximately $5.5 million was recorded as an expense in the consolidated statement of operations in 2000. Previously, Accord was obligated to pay royalties to the Office of the Chief Scientist on proceeds from sales of systems resulting from three research and development projects which the Office of the Chief Scientist helped fund with grants to Accord, at the following progressive royalty rates: 3% of annual system sales for the first three years of system sales by Accord, 4% for the next three years of system sales, and 5% for any systems sales thereafter, up to 100% of the aggregate amount of grants received by Accord. At the time the funding was received, successful development of the related projects was not assured.

        In December 2000, Accord repaid all of its outstanding grants from the Israel-United States Binational Industrial Research and Development foundation (BIRD). Accordingly, an amount of approximately $0.4 million was recorded as an expense in the consolidated statement of operations in 2000. Accord was obligated to pay royalties to BIRD on the proceeds from sale, leasing or other marketing or commercial exploitation of the results of research and development in which BIRD helped fund with grants to Accord. Royalties up to the amount of 150% of the aggregate amount of the grant were to be paid at the rate of 5% of related products sales, up to the aggregate amount of the grant; once the amount of the grant was repaid, royalties would have been payable at the rate of 2.5% of related products sales, until additional royalties in an amount of 16%-50% of the aggregate grant amount were to be paid to BIRD.

        Accord was obligated to pay royalties to the Government of Israel related to marketing expenses in which the Government helped fund with grants to Accord amounting to approximately $0.3 million, which were received in 1996 through 1998. The royalties were payable at the rate of 3% of the increase in export sales after Accord began receiving marketing grants, up to the amount of the dollar-linked grant received. As of December 31, 1999, this entire royalty obligation was recorded in the financial statements.

        Royalty expenses related to the above mentioned commitments for the years ended December 31, 2001, 2000 and 1999, were approximately zero, $1.6 million and $0.9 million, respectively.

11. Credit Arrangements:

        The Company has available a $25 million revolving line of credit with a bank under an agreement dated November 15, 2001. Borrowings under the line are unsecured and bear interest at the bank's prime rate (4.75% at December 31, 2001) or at the London interbank offered rate (LIBOR) plus 0.65% (approximately 2.525% to 2.65%, depending on the term of the borrowings at December 31,

2001). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. The line of credit expires on December 3, 2003.

        There were no balances outstanding on the line of credit and the Company was in compliance with all applicable financial covenants and restrictions for the periods presented.

12. Mandatorily Redeemable Convertible Preferred Stock:

        On June 28, 2000, Accord converted 3,693,761 mandatorily redeemable convertible preferred shares into common stock.

13. Stockholders' Equity:

  Public Stock Offering:

        In July 2000, Accord completed an initial public offering of 1,762,376 shares of common stock at an offering price of $35.89 per share. Of the shares sold, 1,732,665 were sold by Accord for net proceeds of approximately $54.9 million and 29,731 shares were sold by selling stockholders.

        In August 2000, the Company completed the public offering of 5,608,976 shares of common stock at a price of $45.438 per share. Of the shares sold, approximately 3.5 million shares were sold by the Company for net proceeds of approximately $148.3 million, and the balance of shares were sold by a selling stockholder. The Company used the net proceeds from this sale primarily for general corporate purposes, including working capital and capital expenditures.

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

  Common Stock:

        As of December 31, 2001 and 2000, zero and 69,502 shares, respectively, of common stock were outstanding but subject to repurchase. These shares resulted from the founder stock of ViaVideo Communications, Inc. and ViaVideo employee stock options.

  Treasury Stock:

        As a result of the acquisition of PictureTel, the Company acquired 363,557 shares of treasury stock with an aggregate value of $11.2 million based on the market value of the Company's common stock on the date of the acquisition.

  Stock Option Exchange Program:

        On May 21, 2001, the Company commenced a voluntary stock option exchange program to certain eligible employees and consultants of the Company. Under the program, eligible employees and consultants were given the option to cancel each outstanding stock option previously granted to them at an exercise price greater than or equal to $23.55 per share, in exchange for a new option to buy 0.85 shares of the Company's common stock to be granted on December 26, 2001, six months and one day from June 25, 2001, the date the old options were canceled. In total, 1.1 million stock options were canceled as a result of this program and approximately 827,000 stock options were granted. The exchange program did not result in additional compensation charges or variable option plan accounting.

  Stock Option Plan:

        In 2001, the Board of Directors reserved 750,000 shares of common stock under the 2001 Nonstatutory Stock Option Plan (the Nonstatutory Plan) for issuance of nonqualified stock options to employees of acquired companies and for foreign-based employees ineligible for incentive stock options.

        In 1996, the Board of Directors reserved 6,250,000 shares of common stock under its 1996 Stock Option Plan (the Plan) for issuance to employees and directors of the Company. In 1997, 1999, 2000 and 2001, an additional 2,000,000 shares, 3,000,000 shares, 3,500,000 shares and 2,500,000 shares, respectively, were reserved and approved by stockholders. The Plan supersedes the 1991 Stock Option Plan (91 Plan).

        In 1996, ViaVideo reserved 1,775,526 shares of common stock under the 1996 ViaVideo Communications, Inc. Stock Option Plan (ViaVideo Plan) for issuance to employees of ViaVideo. In 1997, an additional 1,420,420 shares were reserved and approved by stockholders. The ViaVideo Plan was assumed by Polycom on January 2, 1998 pursuant to the Agreement and Plan of Reorganization by and among Polycom, Venice Acquisition Corporation and ViaVideo Communications, Inc. dated June 11, 1997 as amended September 2, 1997. All remaining option shares available for grant and subsequent cancellations of option shares under the ViaVideo Plan expired or will expire as no additional option shares can be granted from the ViaVideo Plan subsequent to the merger.

        In 1996, Atlas reserved 879,736 shares of common stock under the 1996 Stock Incentive Plan (Atlas Plan) for issuance to employees of Atlas. In 1997, an additional 351,894 shares were reserved and approved by stockholders. The Atlas Plan was assumed by Polycom on December 1, 1999 pursuant to the Agreement and Plan of Reorganization by and among Polycom, Periscope Acquisition Corporation and Atlas Communication Engines, Inc. dated November 18, 1999. All remaining option shares available for grant and subsequent cancellations of option shares under the Atlas Plan expired or will expire as no additional option shares can be granted from the Atlas Plan subsequent to the merger.

        In 1995, Accord reserved 5,087 shares of common stock under the 1995 Accord Networks Ltd. Stock ownership and Option Plan dated March 29, 1995 for issuance to employees of Accord Networks Ltd. In 1995, 1996, 1997, and 1999 an additional 239,739 shares, 17,209 shares, 687,419 shares, and 306,500 shares, respectively, were reserved. In the year 2000, the Accord Networks Ltd. 2000 Share Option Plan, the Accord Networks Ltd. Share Ownership and Option Plan (2000), and the Accord Networks, Ltd. 2000 Non-Employee Directors Option Plan were created with initial reserves of 229,875 shares, 229,875 shares and 61,300 shares, respectively. All of the Accord Networks Ltd. Plans were assumed by Polycom on February 28, 2001 pursuant to the Agreement and Plan of Merger and Reorganization dated as of December 5, 2000 as amended. All remaining option shares available for grant and subsequent cancellations of option shares under the Accord Networks Ltd. Plans expired or will expire as no additional option shares can be granted from the any of the Accord Networks Ltd. Plans subsequent to the merger.

        Under the terms of the Plan, the 91 Plan, the Nonstatutory Plan, the ViaVideo Plan, the Atlas Plan, the Accord Plans and the Circa Plan, options may be granted at prices not lower than fair market value at date of grant as determined by the Board of Directors. The options granted under the 91 Plan, the ASPI Plan, the ViaVideo Plan and the Circa Plan are immediately exercisable, expire in ten years from the date of grant, and the unvested shares issued upon exercise of the options are generally subject to a right of repurchase by the Company upon termination of employment with the Company. Options granted under the Plan, the Nonstatutory Plan, the Acquisition Plan, the Atlas Plan, the Accord Plans and the Circa Plan expire ten years from the date of grant and generally are only exercisable upon vesting.

        Options granted under the Plan prior to December 1998 and under the 91 Plan normally vest at 20% after completing one year of service to the Company and the remaining amount equally over 48 months until fully vested after five years. Options granted under the ViaVideo Plan normally vest monthly for each month of service to the Company until fully vested after four years. Options granted under the Atlas Plan normally vest at 33% after completing one year of service to the Company and the remaining amount in equal quarterly installments over the next eight quarters until fully vested after three years. Options granted under the Acquisition Plan, the Accord Plans and the Circa Plan normally vest at 25% after completing one year of service to the Company and the remaining amount in equal quarterly installments over the next twelve quarters until fully vested after four years. Options granted under the Nonstatutory Plan vest based on conditions set forth by the plan administrator. For new options granted under the Plan beginning in December 1998, the options normally vest at 25% after completing one year of service to the Company and the remaining amount equally over 36 months until fully vested after four years. In addition, as a special grant to employees, option grants that become fully vested after one year of service to the Company have been made under the Plan and the Atlas Plan. While there are many option grants with vesting schedules different than those described, generally vesting of options is consistent within each of the plans.

        The Company has, in connection with the acquisitions of various companies, assumed the stock option plans of each acquired company. During fiscal 2001, a total of approximately 2.0 million shares of the Company's common stock have been reserved for issuance under the assumed plans and the related options are included in the following table.

        Activity under the Plans is as follows (in thousands, except share and per share data):

			Outstanding Options
	Shares Available for Grant	Number of Shares	Exercise Price	Aggregate Price	Weighted Avg Exercise Price
Balances, January 1, 1999	1,090,945	9,623,635	$0.04-$10.28	$25,831	$2.68
Options reserved	3,306,500	—	—	—	—
Options granted	(4,003,565)	4,003,565	$2.84-$31.94	66,659	$16.65
Options exercised	—	(2,391,322)	$0.04-$16.00	(4,720)	$1.97
Options canceled	604,160	(604,160)	$0.04-$27.74	(4,581)	$7.58
Options expired	(278,192)	—	—	—	—

Balances, December 31, 1999	719,848	10,631,718	$0.04-$31.94	$83,189	$7.82
Options reserved	3,959,750	—	—	—	—
Options granted	(5,060,392)	5,060,392	$23.46-$67.00	206,899	$40.89
Options exercised	—	(3,292,079)	$0.04-$27.84	(12,569)	$3.82
Options canceled	912,420	(912,420)	$0.04-$65.19	(14,411)	$15.79
Options expired	(67,000)	—	—	—	—

Balances, December 31, 2000	464,626	11,487,611	$0.04-$67.00	$263,108	$22.90
Options reserved	3,250,000	—	—	—	—
Options related to acquisitions	1,994,521	—	—	—	—
Options granted	(6,283,707)	6,283,707	$0.01-$37.29	164,990	$26.22
Options exercised	—	(2,399,381)	$0.01-$33.50	(13,442)	$5.88
Options canceled	2,232,760	(2,232,760)	$0.01-$67.00	(90,655)	$41.06
Options expired	(625,321)	—	—	—	—

Balances, December 31, 2001	1,032,879	13,139,177	$0.01-$67.00	$324,001	$24.66

        As of December 31, 2001, 2000 and 1999, 4,224,324, 2,725,647 and 2,644,251 outstanding options were exercisable at an aggregate average exercise price of $21.32, $8.07 and $1.79, respectively. Of these options that were exercisable, zero, 109,083 and 738,638 as of December 31, 2001, 2000 and 1999, respectively, were unvested and, the shares received on exercise would be subject to repurchase.

        The options outstanding and currently exercisable by exercise price at December 31, 2001 are as follows:

	Options Outstanding
				Options Currently Exercisable
		Weighted Average Remaining Contractual Life (Yrs)
Range of Exercise Price	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01-$ 6.53	1,471,454	4.91	$2.44	1,030,090	$2.17
$ 6.81-$12.44	582,872	6.76	$9.28	295,231	$8.86
$12.50-$17.47	1,677,265	7.51	$16.77	864,550	$16.75
$17.88-$22.85	784,254	6.44	$20.79	77,778	$20.93
$22.97-$23.50	2,842,663	6.72	$23.48	112,816	$23.32
$23.62-$31.94	1,045,046	7.52	$29.03	454,132	$29.22
$32.01-$32.01	1,226,109	9.79	$32.01	921	$32.01
$32.06-$33.50	1,159,020	7.58	$33.45	555,318	$33.48
$33.55-$35.71	1,206,649	9.13	$35.13	364,899	$35.39
$35.89-$66.31	1,143,845	8.60	$46.36	468,589	$46.28

	13,139,177	7.41	$24.66	4,224,324	$21.32

        Consistent with the disclosure provisions of SFAS No. 123, the Company's net income and basic and diluted net income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ending December 31,
	2001	2000	1999
Net income (loss)—as reported	$(27,700)	$37,463	$29,717
Net income (loss)—pro forma	$(73,234)	$(11,068)	$13,936
Basic net income (loss) per share—as reported	$(0.33)	$0.50	$0.45
Basic net income (loss) per share—pro forma	$(0.86)	$(0.15)	$0.21
Diluted net income (loss) per share—as reported	$(0.33)	$0.45	$0.38
Diluted net income (loss) per share—pro forma	$(0.86)	$(0.15)	$0.18

        The impact on pro forma net income (loss) per share and net income (loss) in the table above may not be indicative of the effect in future years as options vest over several years and the Company continues to grant stock options to new and current employees.

        The fair value of each option grant is estimated on the date of grant using the multiple options approach with the Black-Scholes model with the following weighted average assumptions:

	2001	2000	1999
Risk-free interest rate	4.31%	6.00%-6.24%	5.09%-5.66%
Expected life (yrs)	0.5	0.5	0.5
Expected dividends	—	—	—
Expected volatility	0.9	0.5-0.9	0.6-0.8

        The weighted average fair value of options granted pursuant to the Plans were $14.44, $23.36 and $9.58 in 2001, 2000 and 1999, respectively.

        The Company has also estimated the fair value of purchase rights issued under the Employee Stock Purchase Plan. Rights under this plan were also evaluated using the Black-Scholes option-pricing model. Purchase periods occur twice yearly and each effectively contains a 6-month option.

        The fair value of each purchase right is estimated with the Black-Scholes model with the following weighted average assumptions:

	2001	2000	1999
Risk-free interest rate	4.31%	6.02%	5.09%
Expected life (yrs)	0.5	0.5	0.5
Expected dividends	—	—	—
Expected volatility	0.9	0.9	0.8

        The weighted average fair value of purchase rights granted pursuant to the Employee Stock Purchase Plan in 2001, 2000 and 1999 was $17.47, $5.73 and $2.78, respectively.

  Unearned Stock-based Compensation:

        In connection with the acquisitions of Circa and ASPI, the Company recorded unearned stock-based compensation costs for unvested stock options issued to employees totaling $1.5 million which is being recognized over the vesting period of the options. In connection with certain stock option grants during 1999, the Company recorded unearned stock-based compensation cost totaling $2.4 million which is being recognized over the vesting period of the related options of three years. Amortization expense associated with unearned stock compensation totaled $557,000, $845,000 and $447,000 in 2001, 2000 and 1999, respectively.

        Approximately $343,000 and $498,000 of unearned stock based compensation was reversed in 2001 and 2000, respectively, upon cancellation of unvested stock option grants resulting from termination of certain employees.

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

        In March 1996 and 1998, Accord issued warrants to purchase 178,906 and 369,402 shares of series B preferred stock, respectively, for total consideration of $5,000, to several shareholders at an exercise price of $7.31 per share. Accord issued 18,130 and 160,776 shares of series B preferred stock in December 1999 and January 2000, respectively, upon the exercise of warrants. In the third quarter of 2000, Accord issued 294,175 shares of common stock upon the cashless exercise of a warrant.

        On April 28, 1999, Accord granted a warrant to a bank in connection with a two-year credit line. The warrant is exercisable for a period of three years to purchase 42,009 shares of common stock at an exercise price of $11.91 per share. In December 2000 the bank exercised the warrant for 30,658 shares of common stock. As of December 31, 2001, the Company had no significant warrants outstanding.

  Preferred Share Rights Purchase Plan:

        In July 1998, the Board of Directors approved a Preferred Shares Rights Agreement (the "Rights Agreement"). The Rights Agreement is intended to protect stockholders' rights in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of the Company on terms that are favorable and fair to all stockholders and will not interfere with a merger approved by the Board of Directors. Upon becoming exercisable, each right entitles stockholders to buy 1/1000 of a share of Series A Preferred Stock of the Company at an exercise price of $400.00, subject to adjustment. The rights will be exercisable only if a person or a group (an "Acquiring Person") acquires or announces a tender or exchange offer to acquire 20% or more of the Company's common stock.

        In the event that an Acquiring Person acquires 20% or more of the Company's Common Stock (a "Triggering Event"), each right not held by the Acquiring Person will entitle the holder to purchase for the exercise price that number of shares of Common Stock having a market value equal to two times the exercise price. In addition, in the event that, following a Triggering Event, the Company is acquired in a merger or sells 50% or more of its assets, each right not held by an Acquiring Person will entitle the holder to purchase for the exercise price that number of shares of common stock of the acquiring company having a market value equal to two times the exercise price. The rights are redeemable, at the Company's option, at a price of $0.005 per right. The Company may also exchange the rights for shares of Common Stock under certain circumstances. The rights will expire on the earlier of July 15, 2008 or the date of their redemption or exchange.

14. Employee Benefits Plans:

  401(k) Plans:

        The Company has a 401(k) Plan (the Polycom 401(k) Plan), which covers the majority of employees in the United Sates. Each eligible employee may elect to contribute to the Polycom 401(k) Plan, through payroll deductions, up to 20% of their compensation, subject to current statutory limitations. The Company does not offer its own stock as an investment option in the Polycom 401(k) Plan. The Company, at the discretion of the Board of Directors, may make matching contributions to the Polycom 401(k) Plan. Beginning with fiscal year 2000 the Company matched in cash 50% of the first 3% of compensation employees contribute to the Polycom 401(k) Plan, up to a maximum of $500 per participating employee per year. For fiscal year 2001 and 2002, the maximum Company cash match has been increased to $1,000 and $1,500, respectively, per participating employee per year.

        The Company also had a 401(k) Plan which arose from the acquisition of Accord (the Accord 401(k) Plan), which covers substantially all Accord employees in the United States. Each eligible employee may elect to contribute to the Accord 401(k) Plan, through payroll deductions, up to 15% of their compensation, subject to current statutory limitations. The Company, at the discretion of the Board of Directors, may make matching contributions to the Accord 401(k) Plan but had not done so through 2000. In connection with the acquisition of Accord, the Accord 401(k) Plan terminated in 2001. Beginning April 2, 2001, all eligible formerly Accord employees may elect to participate in the Polycom 401(k) Plan.

        The Company also had a defined contribution profit sharing plan incorporating features under Section 401(k) of the Internal Revenue Code, which arose from the acquisition of PictureTel (the PictureTel Plan), which covered substantially all PictureTel employees. In connection with the acquisition of PictureTel, the PictureTel Plan terminated in 2001. Beginning January 1, 2002 all eligible formerly PictureTel employees may elect to participate in the Polycom 401(k) Plan.

        The Company's contributions to the Polycom 401(k) Plan and the Accord 401(k) Plan totaled approximately $433,000 and $183,000 in fiscal 2001 and 2000, respectively and zero in 1999.

  Employee Stock Purchase Plan:

        Under the Employee Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during offering periods of up to a maximum of 24 months with purchase dates approximately every six months (each February and August). The Company has reserved 2,000,000 shares of common stock for issuance under the plan. Shares are purchased through employees' payroll deductions, up to a maximum of 15% of employees' compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the date of the employee's entrance to the offering period or the purchase date. No participant may purchase more than 3,000 shares or $25,000 worth of common stock in any one calendar year. During 2001, 2000 and 1999, 170,250, 223,094 and 274,310 shares were purchased at average per share prices of $22.74, $10.90 and $3.79, respectively. At December 31, 2001 there were 986,944 shares available to be granted under this plan.

  Other Benefit Plans:

        Under Israeli labor laws and agreements the Company is required to pay severance pay upon dismissal of an employee of the Company's Israeli subsidiary or upon termination of employment in specified circumstances. The Company's severance pay for its employees in Israel, based upon length of service and the latest monthly salary (one month's salary for each year worked), is mainly covered by purchased managerial insurance policies. The value of these policies is recorded as an asset in the consolidated balance sheets. Under labor agreements, these insurance policies are the property of the employees, subject to specified limitations. The net amount of severance pay charged against income totaled approximately $977,000, $739,000 and $239,000 in 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000 severance pay funded included in other assets was approximately $1,183,000 and $931,000, respectively, and accrued severance pay included in long-term liabilities was approximately $2,035,000 and $1,540,000, respectively.

        The Company is also contributing funds on behalf of its Israeli employees to an individual insurance policy. This policy provides a combination of savings plan, insurance and severance pay benefits to the insured employee. It provides for payments to the employee upon retirement or death and secures a substantial portion of the severance pay, if any, to which the employee is legally entitled upon termination of employment. Each participating employee contributes an amount equal to 5.0% of the employee's base salary, and the employer contributes between 13.3% and 15.8% of the employee's base salary. All of the Company's full-time Israeli employees participate in this benefit package. The Company also provide some employees with an education fund, to which each participating employee contributes an amount equal to 2.5% of the employee's base salary, and the employer contributes an amount equal to 7.5% of the employee's base salary.

15. Income Taxes:

        Income tax expense consists of the following (in thousands):

	Year ended December 31,
	2001	2000	1999
Current
U. S. Federal	$13,353	$24,955	$20,460
Foreign	1,641	855	337
State and local	2,500	4,212	817

Total current	17,494	30,022	21,614
Deferred
U. S. Federal	(2,196)	(5,423)	(6,538)
Foreign	(34)	(15)	(130)
State and local	(524)	(337)	(1,330)

Total deferred	(2,754)	(5,775)	(7,998)

Income tax expense	$14,740	$24,247	$13,616

        The sources of income (loss) before the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2001	2000	1999
United States	$(21,960)	$60,498	$49,765
Foreign	9,000	1,212	(6,432)

Income (loss) before provision for income taxes	$(12,960)	$61,710	$43,333

        The Company's tax provision differs from the provision computed using statutory tax rates as follow (in thousands):

	Year ended December 31,
	2001	2000	1999
Federal tax at statutory rate	$(4,536)	$21,590	$15,167
State taxes, net of federal benefit	(492)	2,401	1,719
Nondeductible expenses	3,451	729	1,603
In-process research and development and goodwill amortization	21,633	—	—
Tax exempt interest	(1,260)	(1,242)	(228)
Foreign income at tax rates different than U.S. rates	(2,660)	—	2,458
Change in valuation allowance	—	—	(7,679)
Research and development tax credit	(1,650)	(1,162)	(2,183)
Other	255	1,931	2,759

Tax provision	$14,740	$24,247	$13,616

        The tax effects of temporary differences that give rise to the deferred tax assets are presented below (in thousands):

	2001	2000
Fixed assets, principally due to differences in depreciation	$10,144	$1,516
Other accrued liabilities	45,946	12,587
Net operating loss carryforwards	3,181	7,019
Tax credit carryforwards	9,894	8,312
Investments	3,883	—

Deferred tax asset	73,048	29,434
Acquired intangibles	(7,923)	—

Net deferred tax asset	$65,125	$29,434

        As of December 31, 2001, the Company has tax net operating loss carryforwards of approximately $9.1 million and tax credit carryforwards of approximately $9.9 million. These net operating loss carryforward and the tax credit carryforward begin to expire in 2007. A portion of the future utilization of the Company's net operating loss and credit carryforwards are subject to certain limitations due to a change in ownership of companies acquired by the Company in 1998 and 2001.

        The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 31, 2001, the cumulative amount of earnings upon which U.S. income tax has not been provided is approximately $50.1 million.

        Tax benefits of $12.5 million in 2001 and $38.3 million in 2000 associated with the exercise of employee stock plans were added to stockholders equity.

        The Company has been granted a beneficial tax status by the Israeli tax authorities for income earned in Israel. Under the terms, the Company will not be subject to tax until two years after all accumulated net operating loss carryforwards have been offset by taxable income. A reduced 25% rate will be applied to income for eight years following the two year exemption. The reduced tax rates, as well as other tax benefits, are conditional upon the Company fulfilling the terms stipulated under the Israeli law for the Encouragement of Capital Investments in 1959. Failure to comply with these conditions may result in cancellation of the benefits in whole or in part.

16. Business Segment Information:

        The Company markets its products in the United States and in foreign countries primarily through resellers and has five product lines; Video Communications, Voice Communications, Network Systems, Network Access Products and Services. For reporting purposes the Company aggregates all five product lines into one reporting segment named Communications.

        The Company's net revenues are substantially denominated in U.S. dollars and are summarized as follows (in thousands):

	Year ended December 31,
	2001	2000	1999
United States	$242,055	$245,373	$153,342
Canada	2,812	7,054	4,825

Total North America	244,867	252,427	158,167

Europe, Middle East & Africa	72,887	70,602	43,312
Asia	58,394	42,120	18,550
Caribbean & Latin America	7,041	8,405	4,873

Total international	138,322	121,127	66,735

Total net revenue	$383,189	$373,554	$224,902

        The percentage of total net revenues for the Video Communications, Voice Communications, Network Systems, Network Access Products and iPower-related Service were as follows:

	Year ended December 31,
	2001	2000	1999
Video Communications	53%	58%	56%
Voice Communications	19%	23%	31%
Network Systems	22%	11%	11%
Network Access Products	4%	8%	2%
IPower-related Service	2%	—	—

Total net revenue	100%	100%	100%

        No customer accounted for more than 10% of the Company's net revenues in 2001 or 2000. Lucent Technologies, Inc. accounted for 10% of the Company's net revenues in 1999.

        The Company's fixed assets, net of accumulated depreciation, are located in the following geographical areas (in thousands):

	December 31,
	2001	2000
North America	$23,758	$17,998
Israel	2,976	2,993
Europe, Middle East & Africa	1,609	707
Other	602	348

Total	$28,945	$22,046

17. Earnings Per Share (EPS) Disclosures:

        In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

	Year ended December 31,
	2001	2000	1999
Numerator—basic and diluted EPS
Net income (loss)	$(27,700)	$37,463	$29,717

Denominator—basic EPS
Weighted average common stock outstanding	85,213	75,807	67,307
Treasury shares	(73)	—	—
Shares subject to repurchase	(17)	(543)	(1,832)

Total shares used in calculation of basic EPS	85,123	75,264	65,475

Basic net income (loss) per share	$(0.33)	$0.50	$0.45

Denominator—diluted EPS
Denominator—basic EPS	85,123	75,264	65,475
Effect of dilutive securities:
Common stock options	—	6,035	6,543
Shares subject to repurchase	—	543	1,832
Convertible warrants and preferred stock	—	1,986	3,998

Total shares used in calculation of diluted EPS	85,123	83,828	77,848

Diluted net income (loss) per share	$(0.33)	$0.45	$0.38

        In 2001, options to purchase 2,998,580 shares of common stock on a weighted average basis have not been included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

        In 2001, 2000 and 1999, 4,635,424, 864,887 and 268,522 options, respectively, on a weighted average basis were excluded from the computation of earnings per share, since the option exercise price was greater than the average market price of the common shares for the period.

18. Subsequent Event (Unaudited):

        In February 2002, the Company completed a follow-on public offering in which it sold 8,050,000 shares of our common stock, including an over-allotment option of 1,050,000 shares exercised by the underwriters, at a price of $31.20 per share for net proceeds to the Company of approximately $238 million after underwriting discounts and commissions and our expenses. The Company intends to use the net proceeds from this sale primarily for general corporate purposes, including working capital and capital expenditures, as well as for acquisitions of complementary businesses or technologies.

POLYCOM, INC.

SUPPLEMENTARY FINANCIAL DATA

(Unaudited)
(in thousands, except per share amounts)

	2000				2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue
Polycom	$67,295	$77,488	$86,489	$100,030	$96,217	$84,470	$82,454	$120,048
Accord Networks	8,259	9,571	10,874	13,548	—	—	—	—

Restated net revenues	$75,554	$87,059	$97,363	$113,578	$96,217	$84,470	$82,454	$120,048
Gross profit
Polycom	$37,558	$43,318	$47,384	$53,075	$55,313	$48,105	$47,118	$65,906
Accord Networks	5,500	6,351	7,280	8,989	—	—	—	—

Restated gross profit	$43,058	$49,669	$54,664	$62,064	$55,313	$48,105	$47,118	$65,906
Net income (loss)
Polycom	$11,629	$11,601	$13,846	$12,152	$6,445	$6,335	$9,875	$(50,355)
Accord Networks	220	(6,111)	1,339	(7,213)	—	—	—	—

Restated net income (loss)	$11,849	$5,490	$15,185	$4,939	$6,445	$6,335	$9,875	$(50,355)
Basic net income (loss) per share (basic EPS)(a)
Polycom	$0.17	$0.17	$0.19	$0.16	$0.08	$0.08	$0.12	$(0.56)
Accord Networks	0.00	(0.09)	0.00	(0.10)	0.00	0.00	0.00	0.00

Restated basic EPS	$0.17	$0.08	$0.19	$0.06	$0.08	$0.08	$0.12	$(0.56)
Diluted net income (loss) per share (diluted EPS)(a)
Polycom	$0.15	$0.15	$0.18	$0.15	$0.08	$0.07	$0.11	$(0.56)
Accord Networks	0.00	(0.08)	0.00	(0.09)	0.00	0.00	0.00	0.00

Restated diluted EPS	$0.15	$0.07	$0.18	$0.06	$0.08	$0.07	$0.11	$(0.56)

(a)
Reflects the two-for-one stock split effective August 31, 2000.

All historical financial information has been restated to reflect the acquisitions that were accounted for as a pooling of interests.

S-1

FINANCIAL STATEMENT SCHEDULE—SCHEDULE II

POLYCOM, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions		Deductions	Balance at End of Year
Year ended December 31, 2001
Allowance for doubtful accounts	$2,588	$3,997(a	)	$(1,769)	$4,816
Provision for excess and obsolete inventory	$6,607	$22,995(a	)	$(7,362)	$22,240
Year ended December 31, 2000
Allowance for doubtful accounts	$1,642	$1,739		$(793)	$2,588
Provision for excess and obsolete inventory	$6,742	$3,101		$(3,236)	$6,607
Year ended December 31, 1999
Allowance for doubtful accounts	$871	$771		$—	$1,642
Provision for excess and obsolete inventory	$2,378	$4,958		$(594)	$6,742
Tax valuation allowance	$7,679	$—		$(7,679)	$—

(a)
Additions for allowance for doubtful accounts and provision for excess and obsolete inventory of $3.0 million and $14.6 million, respectively includes amounts acquired through the PictureTel and ASPI acquisitions. See Note 3 of Notes to the Consolidated Financial Statements.

S-2

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization dated December 5, 2000, by and among the Registrant, Merger Sub Ltd. and Accord Networks Ltd. (which is incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission (the "Commission") on December 12, 2000).
2.2
Agreement and Plan of Merger dated May 24, 2001, by and among the Registrant, Pharaoh Acquisition Corp. and PictureTel Corporation (which is incorporated herein by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-63252) filed with the Commission on June 18, 2001).
2.3
Addendum to the Agreement and Plan of Merger, dated May 24, 2001, by and among the Registrant, Pharaoh Acquisition Corp. and PictureTel Corporation (which is incorporated herein by reference to Exhibit 12(d)(4) to Amendment No. 6 to the Schedule TO filed with the Commission on October 3, 2001).
3.1
Amended and Restated Certificate of Incorporation of Polycom, Inc. (which is incorporated herein by reference to Exhibit 2 to the Registrant's Registration Statement on Form 8-A/A filed with the Commission on January 29, 2002).
3.2	Amended and Restated Bylaws of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 12, 2001).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2
Specimen Common Stock certificate (which is incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-02296) filed with the Commission on March 12, 1996 (the "1996 S-1")).
4.3
Amended and Restated Investor Rights Agreement, dated May 17, 1995, among the Registrant and the Investors named therein (which is incorporated herein by reference to Exhibit 4.3 to the Registrant's 1996 S-1).
4.4
Preferred Shares Rights Agreement dated as of July 15, 1998 and as amended March 2, 2001, between Polycom, Inc. and Fleet Bank, N.A. F/K/A BankBoston N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights Attached thereto as Exhibits A, B and C, respectively (which is incorporated herein by reference to Exhibit 1 to the Registrant's Form 8-A/A filed with the Commission on March 2, 2001).
10.1*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's 1996 S-1).
10.2*
The Registrant's 1996 Stock Incentive Plan, as amended, and forms of agreements thereunder (which are incorporated herein by reference to Exhibit 10.3 to the Registrant's 1996 S-1 and Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed with the Commission on May 31, 2001 (Registration No. 333-61952).
10.3*	The Registrant's 1996 Employee Stock Purchase Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.4 to the Registrant's 1996 S-1).
10.4*
ViaVideo Communications, Inc. 1996 Stock Option/Stock Issuance Plan and related agreements (which are incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, Registration No. 333-45351).

10.5
Lease Agreement by and between the Registrant and Trinet Essential Facilities XXVI, dated December 1, 1999, regarding the space located at 1565 Barber Lane, Milpitas, California (which is incorporated herein by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 29, 2000).
10.6
Lease Agreement by and between the Registrant and WJT, LLC, dated February 19, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 12, 2001).
10.7*
Accord Networks Ltd. 1995 Employee Share Ownership and Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).
10.8*
Accord Networks Ltd. Share Ownership and Option Plan (2000) and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).
10.9*
Accord Networks Ltd. 2000 Share Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).
10.10
Accord Networks Ltd. 2000 Non-Employee Director Stock Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).
10.11
Circa Communications, Ltd Stock Option Plan and related agreements (which are incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-59820) filed with the Commission on April 30, 2001).
10.12*
Form of Change of Control Severance Agreement with the Chief Executive Officer and Chief Financial Officer of the Registrant, effective as of March 28, 2001 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 16, 2001).
10.13*
Form of Change of Control Severance Agreement with management of the Registrant other then the Chief Executive Officer and Chief Financial Officer, effective as of March 28, 2001 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 16, 2001).
10.14(1)	Amendment No. 1 to Lease by and between the Registrant and WJT, LLC, dated October 5, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California.
10.15
PictureTel Corporation 1998 Acquisition Stock Option Plan and form of Non-Statutory Stock Option (which are incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-72544) filed with the Commission on October 31, 2001).
10.16
Polycom, Inc. 2001 Nonstatutory Stock Option Plan and form of agreement thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on form 10-Q filed with the Commission on November 13, 2001.

10.17
Atlanta Signal Processors, Incorporated 1997 Incentive Stock Plan and forms of Stock Option Grant, Exercise Agreement and Employee Shareholder Agreement (which are incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-76312) filed with the Commission on January 4, 2002).
10.18(1)
Lease Agreement by and between PictureTel Corporation and 100 Minuteman Limited Partnership, dated October 10, 1995, as amended, regarding the space located at 100 Minuteman Rd., Andover, Massachusetts.
10.19(1)*	Summary of Arrangement between the Registrant and Robert C. Hagerty.
21.1(1)	Subsidiaries of the Registrant.
23.1(1)	Consent of Independent Accountants.
24.1(1)	Power of Attorney (included on page 58 of this Annual Report on Form 10-K).

*
Indicates management contract or compensatory plan or arrangement.

(1)
Filed herewith.

QuickLinks

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K.
SIGNATURES
POWER OF ATTORNEY
POLYCOM, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
POLYCOM, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
POLYCOM, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
POLYCOM, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share data)
POLYCOM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
POLYCOM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
POLYCOM, INC. SUPPLEMENTARY FINANCIAL DATA (Unaudited) (in thousands, except per share amounts)
  FINANCIAL STATEMENT SCHEDULE—SCHEDULE II
POLYCOM, INC. VALUATION AND QUALIFYING ACCOUNTS (in thousands)
INDEX TO EXHIBITS