Form 10-Q
period 2002-03-31
POLYCOM INC
filed 2002-05-10
CIK 1010552

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                             to

COMMISSION FILE NUMBER 000-27978

POLYCOM, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3128324 (IRS employer identification number)
1565 BARBER LANE, MILPITAS, CA. (Address of principal executive offices)	95035 (Zip Code)

(Registrant's telephone number, including area code, is (408) 526-9000)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        There were 100,084,013 shares of the Company's Common Stock, par value $.0005, outstanding on April 30, 2002.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

PART 1    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

POLYCOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31, 2002	December 31, 2001
ASSETS
Current assets
Cash and cash equivalents	$310,884	$126,832
Short-term investments	28,357	23,348
Trade receivables, net of allowance for doubtful accounts of $6,106 at March 31, 2002 and $4,816 at December 31, 2001	94,875	89,309
Inventories	38,223	48,173
Deferred taxes	49,941	49,941
Prepaid expenses and other current assets	18,885	14,646

Total current assets	541,165	352,249
Property and equipment, net	29,283	28,945
Long-term investments	136,021	68,682
Goodwill	297,168	299,445
Purchased intangibles, net	43,392	47,618
Deferred taxes	14,927	15,184
Other assets	10,520	9,042

Total assets	$1,072,476	$821,165

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$39,282	$31,418
Accrued payroll and related liabilities	8,168	9,864
Taxes payable	27,656	24,053
Deferred revenue	20,365	20,878
Other accrued liabilities	53,439	64,387

Total current liabilities	148,910	150,600
Long-term liabilities	25,835	26,579

Total liabilities	174,745	177,179

Stockholders' equity
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares at March 31, 2002 and December 31, 2001; Issued and outstanding: One at March 31, 2002 and December 31, 2001, respectively	—	—
Common stock, $0.0005 par value; Authorized: 175,000,000 shares; Issued: 99,945,829 shares at March 31, 2002 and 91,475,974 shares at December 31, 2001; Outstanding 99,582,272 shares at March 31, 2002 and 91,112,417 shares at December 31, 2001	50	46
Additional paid-in capital	883,426	641,298
Cumulative other comprehensive income (loss)	(2,726)	328
Unearned stock-based compensation	(1,085)	(1,244)
Treasury Stock, at cost, 363,557 shares at March 31, 2002 and December 31, 2001	(11,182)	(11,182)
Retained earnings	29,248	14,740

Total stockholders' equity	897,731	643,986

Total liabilities and stockholders' equity	$1,072,476	$821,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2002	March 31, 2001
Net revenues	$134,511	$96,217
Cost of net revenues	59,037	40,904

Gross profit	75,474	55,313

Operating expenses:
Sales and marketing	23,827	18,613
Research and development	20,240	14,190
General and administrative	7,793	4,755
Acquisition-related costs	1,193	9,682
Amortization of purchased intangibles	3,928	—
Litigation settlement	(257)	—

Total operating expenses	56,724	47,240

Operating income	18,750	8,073
Interest income, net	1,811	3,982
Loss on strategic investments	(583)	—
Other income, net	33	65

Income before provision for income taxes	20,011	12,120
Provision for income taxes	5,503	5,675

Net income	$14,508	$6,445

Basic net income per share	$0.15	$0.08

Diluted net income per share	$0.14	$0.08

Weighted average shares outstanding for basic net income per share	97,860	82,425

Weighted average shares outstanding for diluted net income per share	100,415	85,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2002	March 31, 2001
Cash flows from operating activities:
Net income	$14,508	$6,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,456	2,971
Amortization of purchased intangibles	3,928	—
Provision for doubtful accounts	1,271	82
Provision for excess and obsolete inventories	3,515	2,282
Tax benefit from exercise of stock options	1,155	1,733
Amortization of unearned stock-based compensation	151	88
Loss on disposals of property and equipment	—	933
Loss on strategic investments	583	—
Changes in assets and liabilities:
Trade receivables	(4,373)	6,714
Inventories	6,435	(7,190)
Deferred taxes	257	1,759
Prepaid expenses and other current assets	(4,928)	(4,472)
Accounts payable	6,168	(3,705)
Taxes payable	3,603	2,827
Other accrued liabilities	(12,205)	(1,056)

Net cash provided by operating activities	23,524	9,411

Cash flows from investing activities:
Purchase of property and equipment	(3,622)	(2,761)
Proceeds from sale and maturity of investments	39,198	37,069
Purchases of investments	(116,022)	(83,130)

Net cash used in investing activities	(80,446)	(48,822)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	3,433	3,817
Proceeds from exercise of warrants	—	49
Proceeds from stock offerings, net of issuance costs	237,541	—

Net cash provided by financing activities	240,974	3,866

Net increase (decrease) in cash and cash equivalents	184,052	(35,545)
Cash and cash equivalents, beginning of period	126,832	189,399

Cash and cash equivalents, end of period	$310,884	$153,854

Supplemental Disclosures:
Cash paid for income taxes	$792	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

        The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2002, the condensed consolidated statements of operations for the three months ended March 31, 2002 and 2001 and condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

        The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

        The Company uses a 52-53 week fiscal year. As a result, a fiscal year or quarter may not end as of the same day as the calendar period. However, for convenience of presentation, the accompanying condensed consolidated financial statements are presented as ending on March 31 and December 31 of each applicable period.

        Certain items in prior year's financial statements have been reclassified to conform to current year's format.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill and other intangible assets with indefinite lives to be tested for impairment at least annually, or sooner under certain circumstances, and written down when impaired rather than being amortized as previous standards required. In addition, the new standard includes provisions, upon adoption, for the reassessment of the estimated useful lives of other intangibles and the reclassification of certain existing intangibles to goodwill that do not meet certain criteria. Furthermore, SFAS 142 requires other intangible assets with definite lives to continue to be amortized over their useful lives.

        The Company adopted SFAS 142 on January 1, 2002. In accordance with the new standard, the Company stopped amortizing goodwill related to the Circa acquisition. This resulted in a permanent decrease in goodwill amortization expense of approximately $700,000 per quarter over the next nine quarters. Under the transition rules of SFAS 142, business combinations completed after July 1, 2001 were accounted for in accordance with SFAS 142, and consequently, the goodwill resulting from the PictureTel and ASPI acquisitions was never amortized. Also, the Company reclassified the purchased intangible asset, acquired work force, to goodwill since it did not meet the criteria to be recorded separately from goodwill. Further, the Company will no longer amortize the trade name purchased intangible as it was deemed to have an indefinite life.

        The Company is currently in the process of performing step one of the transitional goodwill impairment test which is to screen for impairment by determining and comparing the fair value of its reporting units to the reporting unit's carrying value. Step one is expected to be complete by June 30, 2002. If impairment exists based on the results of step one, the Company will complete step two which is to measure the impairment loss. Step two is expected to be complete by December 31, 2002. Any impairment loss measured in step two will be reflected as a cumulative effect of a change in accounting principle. The Company is currently unable to fully assess if the implementation of SFAS 142 will have a material effect on its consolidated financial position, results of operations and cash flows, as step one of the transitional goodwill test is in process. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment, and there can be no assurance that a charge to operations will not occur after the results of step one are known or in future goodwill impairment tests.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121 and the provisions of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 retains many of the provisions of SFAS 121, but significantly changes the criteria that must be met to classify an asset as held for disposal, such that long-lived assets to be disposed of, other than by sale, are considered held and used until actual disposal. In addition, SFAS 144 retains the basic provisions of APB 30 for presentation of discontinued operations in the statement of operations but broadens that presentation to a component of an entity. The Company adopted SFAS 144 on January 1, 2002 and this adoption had no impact on the Company's consolidated financial position, results of operations or cash flows.

        In September of 2001, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." The Company adopted EITF 01-09 on January 1, 2002 and this adoption had no impact on the Company's consolidated financial position, results of operations or cash flows.

3.    INVENTORIES

        Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out ("FIFO") method. Inventories consisted of the following (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$13,498	$15,412
Work in process	672	1,101
Finished goods	24,053	31,660

	$38,223	$48,173

4.    OTHER ACCRUED LIABILITIES

        Other accrued liabilities consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Accrued expenses	$14,560	$22,342
Current portion of restructuring reserves	10,734	14,460
Warranty reserves	10,153	9,123
Sales tax payable	1,501	1,930
Employee stock purchase plan withholding	1,022	1,637
Other accrued liabilities	15,469	14,895

	$53,439	$64,387

        The Company had approximately $21.3 million and $23.9 million, at March 31, 2002 and December 31, 2001, respectively, of restructuring reserves classified as a long-term liability which relate to severance payments, facility closings and lease termination liabilities assumed in the acquisition of PictureTel Corporation. See Note 13 of these notes to condensed consolidated financial statements.

5.    PUBLIC STOCK OFFERING

        In February 2002, the Company completed an equity offering in which it sold 8,050,000 shares of common stock, including an over-allotment option of 1,050,000 shares exercised by the underwriters, at a price of $31.20 per share for net proceeds to the Company of approximately $238 million, net of issuance costs. The Company intends to use the net proceeds from this offering primarily for general corporate purposes, including working capital and capital expenditures, as well as for acquisitions of complementary businesses or technologies.

6.    BANK LINE OF CREDIT

        The Company has available a $25 million revolving line of credit with a bank under an agreement dated November 15, 2001. Borrowings under the line are unsecured and bear interest at the bank's prime rate (4.75% at March 31, 2002) or at the London interbank offered rate (LIBOR) used by the bank plus 0.65% (approximately 2.53% to 2.68%, depending on the term of the borrowings at March 31, 2002). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels and other related items. The line of credit expires on December 3, 2003. There were no amounts outstanding under this facility as of March 31, 2002 and the Company was in compliance with all applicable financial covenants and restrictions for the periods presented.

7.    NET INCOME PER SHARE INFORMATION

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period less the weighted average shares of treasury stock and common stock subject to repurchase. Diluted net income per share reflects the additional dilution from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants outstanding, the conversion of preferred stock and shares of common stock subject to repurchase.

        In accordance with the disclosure requirements of the Statement of Financial Accounting Standards (SFAS) No. 128, a reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands except per share amounts):

	Three Months Ended March 31,
	2002	2001
Numerator—basic and diluted EPS
Net income	$14,508	$6,445

Denominator—basic EPS
Weighted average common stock outstanding	98,223	82,474
Treasury shares	(363)	—
Shares subject to repurchase	—	(49)

Total shares used in calculation of basic EPS	97,860	82,425

Basic net income per share	$0.15	$0.08

Denominator—diluted EPS
Denominator—shares used in calculation of basic EPS	97,860	82,425
Effect of dilutive securities:
Common stock options	2,555	3,283
Shares subject to repurchase	—	49

Total shares used in calculation of diluted EPS	100,415	85,757

Diluted net income per share	$0.14	$0.08

        For the three months ended March 31, 2002 and 2001, approximately 5,703,000 and 5,233,587, respectively, of dilutive securities such as stock options and stock subject to repurchase were excluded from the denominator in the computation of net income per share, as their effect would be anti-dilutive.

8.    BUSINESS SEGMENT INFORMATION

        The Company operates in one business segment called Communications and markets its products and services in the United States and in foreign countries primarily through channel partners. The Company has five product lines: video communications, voice communications, network systems, network access and iPower-related services. The percentage of total net revenues for the product lines were as follows:

	Three Months Ended March 31,
	2002	2001
Video communications	60%	50%
Voice communications	14%	22%
Network systems	17%	19%
Network access	2%	9%
iPower-related services	7%	0%

Total net revenues	100%	100%

9.    COMPREHENSIVE INCOME

        In accordance with the disclosure requirements of SFAS No. 130, "Reporting Comprehensive Income", the components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net income	$14,508	$6,445
Change in unrealized gains (losses) on investments	(3,136)	162
Change in foreign currency translation	82	—

Comprehensive income	$11,454	$6,607

10.    INVESTMENTS

        Short-term and long-term investments consist of U.S., state and municipal government obligations and foreign and domestic public corporate debt and equity securities, of which $4.6 million was invested in certain publicly traded equity securities at March 31, 2002. At March 31, 2002 and 2001, short-term investments maturing within one year totaled approximately $28.4 million and $23.3 million, respectively, and long-term investments with maturities greater the one year totaled approximately $136.0 million and $68.7 million, respectively. All short and long-term investments are carried at fair value based on quoted market prices at the end of the reporting period, with unrealized gains and losses on these investments recorded as a component of stockholders' equity. If these investments are sold at a loss or have permanently declined in value, a charge to operations is recorded. During the three months ended March 31, 2002, the Company recorded a loss totaling $583,000 related to the sale and write-down of its publicly traded equity securities.

        For strategic reasons we have made various investments in private companies. The private company investments are carried at cost less any impairment write-downs and are recorded in "Other assets" in our condensed consolidated balance sheets. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. These investments had a carrying value of $4.9 million and $4.3 million as of March 31, 2002, and December 31, 2001, respectively, and have been permanently written down a total of $8.9 million from original cost. None of these investments were written down during the current quarter.

11.
BUSINESS COMBINATIONS

        During the year ended December 31, 2001, the Company completed the acquisitions of PictureTel Corporation ("PictureTel"), a leader in visual collaboration, Atlanta Signal Processors, Inc. ("ASPI"), a manufacturer of voice products for the installed voice systems market, Circa Communications Ltd. ("Circa"), a leading developer of voice over internet protocol (VoIP) telephony products and Accord Networks Ltd. ("Accord"), a leading provider of next-generation, rich-media network products that enable Internet Protocol (IP) and other network voice and video communications in both the customer premises and service provider markets. No acquisitions were completed during the first quarter of 2002. The PictureTel, ASPI and Circa acquisitions were accounted for using the purchase method, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. In connection with the Circa acquisition, up to an additional 421,555 shares of Polycom common stock are issuable upon the successful completion of certain revenue based earn-out thresholds. The operating results of these businesses are included in these condensed consolidated financial statements as of and for the three months ended March 31, 2002 from the date of acquisition. A summary of the purchase business combination transactions is as follows (in thousands):

Acquisition Date	Acquired Company	Consideration Paid	In-process R&D Expense	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets	Unearned Stock-based Compensation
November 30, 2001	ASPI	$5,992	$900	$2,210	$4,100	$(1,972)	$754
October 18, 2001	PictureTel	412,868	49,292	292,428	42,821	28,327	—
April 2, 2001	Circa	14,604	2,450	8,454	3,650	(730)	780

Totals		$433,464	$52,642	$303,092	$50,571	$25,625	$1,534

        The acquisition of Accord was completed on February 28, 2001 and was accounted for as a pooling of interests. Accordingly, Polycom's historical condensed consolidated financial statements presented were restated to include the accounts and results of operations of Accord. All intercompany transactions between the two companies have been eliminated in consolidation. Polycom and Accord had the same fiscal year ends of December 31. The following table reconciles Polycom's original revenues and earnings to the combined amounts (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
Net revenues:
Polycom	$134,511	$86,441
Accord Networks	—	9,776

Combined net revenues	$134,511	$96,217

Net income:
Polycom	$14,508	$6,363
Accord Networks	—	82

Combined net income	$14,508	$6,445

Basic net income per share:
Polycom	$0.15	$0.08
Accord Networks	—	—

Combined basic net income per share	$0.15	$0.08

Diluted net income per share:
Polycom	$0.14	$0.08
Accord Networks	—	—

Combined diluted net income per share	$0.14	$0.08

12.    GOODWILL AND PURCHASED INTANGIBLES

        The following table presents details of the Company's goodwill (in thousands):

Balance at December 31, 2001	$299,445
Add: Reclassification of acquired workforce intangible	525
Less: Pre-acquisition contingency adjustments	(2,802)

Balance at March 31, 2002	$297,168

        The unamortized balance of acquired workforce totaling $525,000, recorded as part of the purchase price allocation of the Circa acquisition, was reclassified from purchased intangibles to goodwill, as it did not meet the criteria to be recorded separately from goodwill as outlined in SFAS 142. The pre-acquisition contingency adjustments resulted from changes in estimates of the fair value of certain PictureTel assets recorded during the initial purchase price allocation.

        The following table presents details of the Company's total purchased intangible assets as of March 31, 2002 (in thousands):

Purchased intangible assets	Gross	Accumulated amortization	Other adjustments	Net
Core and developed technology	$21,078	$(2,840)	$—	$18,238
Patents	8,668	(1,305)	—	7,363
Customer and partner relationships	19,625	(3,484)	—	16,141
Acquired workforce	700	(175)	(525)	—
Trade name	1,021	(94)	—	927
Other	750	(27)	—	723

Total	$51,842	$(7,925)	$(525)	$43,392

        The Company determined that a purchased trade name intangible was deemed to have an indefinite life upon adoption of SFAS 142 as the Company expects to generate cash flows related to this asset indefinitely. Consequently, the trade name will no longer be amortized but will be reviewed for impairment annually or sooner under certain circumstances.

        The estimated future amortization expense of purchased intangible assets as of March 31, 2002 is as follows (in thousands):

Year ending December 31,	Amount
2002 (remaining nine months)	$12,947
2003	16,624
2004	12,894

Total	$42,465

        Due to the timing of the Circa acquisition and the implementation date of SFAS 142, there was no amortization recorded in the first quarter of 2002 or 2001. The PictureTel and ASPI acquisitions were completed in the fourth quarter of 2001 and accounted for under SFAS 142, the Circa acquisition was completed on April 2, 2001, and in May 2001, the trade name was purchased. Consequently, there is no reconciliation of reported net income and reported net income per share to adjusted net income and adjusted net income per share, as if the standard had been in effect for the three months ended March 31, 2002 and 2001.

13.    ACQUISITION-RELATED COSTS AND LIABILITIES

        In the three months ended March 31, 2002, the Company recorded a charge to operations of $1.2 million for integration costs related to the PictureTel acquisition. In the three months ended March 31, 2001, the Company recorded a charge to operations of $9.7 million for costs related to the Accord acquisition. These charges, and charges in prior periods related to the Company's acquisitions of PictureTel, Circa and ASPI, include the cost of actions designed to improve the Company's combined competitiveness, productivity and future profitability, and primarily relate to the elimination of redundant and excess facilities and workforce in the Company's combined businesses and the elimination of redundant assets.

        The following table summarizes the status of the Company's acquisition-related and restructuring liabilities:

	Facility Closings	Severance and Related Benefits	Other Exit Costs	Merger Fees & Expenses
Balance at January 1, 2001	$—	$—	$—	$4,467
2001 Charges	1,429	2,311	309	12,602
2001 Liabilities assumed through purchase acquisitions	24,081	14,088	—	—
2001 usage	(137)	(5,359)	(126)	(15,258)

Balance at December 31, 2001	$25,373	$11,040	$183	$1,811
Charges in the three months ended March 31, 2002	—	—	—	1,193
Usage in the three months ended March 31, 2002	(967)	(3,532)	(60)	(3,004)

Balance at March 31, 2002	$24,406	$7,508	$123	$—

Facility closings

        The facility closings liability is primarily related to estimated lease termination costs and the net present value of the minimum lease payments for vacated and redundant facilities that the Company intends to sublease. The Company has netted estimated sublease cash receipts against its lease obligations to determine the minimum lease payments for the facilities it intends to sublease. The longest lease term for facilities identified for a sublease arrangement extends to 2014. The Company also assumed liabilities related to facility closings totaling $24.1 million from the acquisitions of PictureTel and ASPI. Estimates of sublease income are based on current comparable rates for leases in the respective markets. If facilities rental rates decrease in these markets or if it takes longer than expected to sublease these facilities, the actual loss could differ from these estimates and would result in further increases to this liability.

Severance and related benefits

        The severance and related benefits liability is for workforce reductions that were planned to be performed in 2001 and 2002. The remaining planned workforce reductions as of March 31, 2002 are expected to be complete by June 2002. Severance payments are being made through the end of 2004. In addition, the Company assumed liabilities related to severance totaling $14.1 million from the acquisitions of PictureTel and ASPI.

Other exit costs

        Other exit costs are related to payment obligations that carry no future benefit to the Company's combined operations and are scheduled to be complete by the end of June 2002.

14.    INCOME TAXES

        The Company's effective tax rate for the three months ended March 31, 2002 is 27.5% which resulted in a provision for income taxes of $5.5 million. The effective tax rate for the three months ended March 31, 2001 was 46.8% which resulted in a provision for income taxes of $5.7 million. The reduction in the effective tax rate for the three months ended March 31, 2002 compared to the same period ended March 31, 2001 is primarily the result of a decrease in nondeductible acquisition-related costs and an increase in foreign earnings subject to relatively lower tax rates.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS AND OPERATING COSTS AND EXPENSES, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "OTHER FACTORS AFFECTING FUTURE OPERATIONS" IN THIS DOCUMENT AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 AND OUR SUBSEQUENT REPORTS ON FORM 10-Q.

Overview

        We were incorporated in December 1990. We were engaged principally in research and development from inception through September 1992, when we began volume shipments of our first voice communications product, the SoundStation. Currently, our voice communications products consist principally of the SoundStation, VoiceStation, SoundPoint, Vortex and VoIP product families. In January 1998, we completed the acquisition of ViaVideo Communications, Inc., or ViaVideo, a development stage company that designed and developed high quality, low cost, easy-to-use, group video communications systems. In February 1998, we began customer shipments of our ViewStation products. Currently, our video communications products consist principally of the ViewStation, iPower, Visual Concert, GMS and ViaVideo product families. In December 1999, we acquired Atlas Communication Engines, Inc., or Atlas, a privately held OEM supplier of integrated access devices, or IADs, and an emerging supplier of digital subscriber line, or DSL, routers which provide voice and data over DSL networks. Our current network access product offerings are comprised of our NetEngine line of IADs and DSL routers. In February 2001, we acquired Accord Networks Ltd., or Accord, a leading provider of next generation, rich-media network products that enable Internet Protocol and other network voice and video communications in both the customer premises and service provider markets. Accord's product line has become our network systems product family and consists principally of the MGC and GW, Voice Bridge, PathNavigator and WebOffice line of products which provide multipoint video connectivity and gateway capability through disparate networks.

        In the fourth quarter of 2001, we completed our acquisition of PictureTel Corporation, or PictureTel, and Atlanta Signal Processors, Inc, or ASPI and in the second quarter of 2001, we completed our acquisition of Circa Communications Ltd. These acquisitions have been accounted for as a purchase business combination using the guidance contained in Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The first quarter of 2002 is the first full quarter that includes the effects of the PictureTel and ASPI acquisitions on our consolidated results of operations and cash flows.

        Through March 31, 2002, we derived a substantial majority of our net revenues from sales of our ViewStation, iPower, network systems, SoundStation products and iPower related services. We anticipate that our ViewStation, iPower, network systems, SoundStation products and iPower related services will account for a substantial majority of our net revenues for at least the next twelve months. Any factor adversely affecting the demand or supply for these products would harm our business, financial condition, cash flows and results of operations.

Results of Operations for the Three Months Ended March 31, 2002 and 2001

        The following table sets forth, as a percentage of net revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended
	March 31, 2002	March 31, 2001
Net revenues	100%	100%
Cost of net revenues	44%	43%

Gross profit	56%	57%

Operating expenses:
Sales and marketing	18%	19%
Research and development	15%	15%
General and administrative	6%	5%
Acquisition-related costs	1%	10%
Amortization of purchased intangibles	3%	0%
Litigation settlement	0%	0%

Total operating expenses	43%	49%

Operating income	14%	8%
Interest income, net	1%	5%
Loss on strategic investments	0%	0%
Other income, net	0%	0%

Income before provision for income taxes	15%	13%
Provision for income taxes	4%	6%

Net income	11%	7%

Net Revenues

        Net revenues for the three months ended March 31, 2002 increased 40% over the same period of 2001. This increase was due primarily to increased sales volume of our video communications products and iPower-related services. The video communications products net revenues increased to $80.0 million in the first quarter of 2002 from $47.6 million in the first quarter of 2001. Although the ViewStation product line contributed to the increase in video communication net revenues, this growth was due largely to the addition of the iPower video product line added through the acquisition of PictureTel in October 2001. Hence, no iPower product revenue is reflected in the prior year numbers. Similarly, the iPower-related services net revenues was $10.1 million compared to nothing reported in the same period of 2001, as this revenue stream was also added through the acquisition of PictureTel. Further, growth in the network systems product line sales volume contributed to the increase in net revenues. These increases were offset somewhat by decreases in sales volume in our voice communications products and our network access products in the first quarter of 2002 when compared to the same period of 2001. On a regional basis, Asia and Europe revenues increased 46% and 32%, respectively, in the first quarter of 2002 over the first quarter of 2001, while North America and Latin America revenues decreased slightly over the same period.

        A major contributor to the expected growth of the broadband market has been the deployment of DSL. Beginning in the second half of 2000 and continuing through the first quarter of 2002, many DSL providers experienced delays in delivering their service which caused financial troubles for these companies. These DSL providers are customers of our network access products through OEM providers we use as channel partners. These service delays slowed the expected growth in this market which in turn slowed sales volumes of our network access products. As a result, network access product revenues decreased 75% from the first quarter of 2001 to the first quarter of 2002. If these conditions persist for the remainder of 2002, they will further increase the negative impact on revenues that we are currently experiencing with our network access products.

        In the three months ended March 31, 2002 and 2001, we derived a substantial majority of our net revenues from sales of our video communication, voice communication and network systems products and related services. No customer accounted for more than 10% of our net revenues for the three months ended March 31, 2002 and 2001. See Note 8 of Notes to Condensed Consolidated Financial Statements for information regarding revenues by product line.

        Our business is subject to the risks arising from domestic and global economic conditions. During 2001 and continuing through the first quarter of 2002, the economic downturn in the United States slowed overall spending to the point where industries delayed or reduced technology purchases. If this economic downturn and uncertainty in technology spending continues for the remainder of 2002, it will likely have an adverse affect on our results of operations. If our customers delay or reduce orders for our products, we will fall short of our revenue expectations for any given quarter in 2002 or for the entire year. These conditions would negatively affect our business and financial performance as they did in 2001. The impact of adverse economic conditions in 2002 is difficult to predict at this time and represents a significant uncertainty with respect to our 2002 operating results. In addition, weakness in the end-user market for our products could negatively affect the revenue and cash flow of our channel partners who could, in turn delay orders and delay paying their obligations to us. This could harm our revenues, profitability, financial condition and cash flow.

        International net revenues, or revenues outside of Canada and the U.S., accounted for 40% of total net revenues for the three months ended March 2002 and 2001. In absolute dollars, international net revenues increased 41% from the first quarter of 2001, primarily driven by the sale of our video communications and network systems products in Asia and Europe. Better economic conditions in these areas in the first quarter of 2002 and significant investments made in our Europe and Asia operations throughout 2001 were the main reasons for the increase in total international net revenues quarter over quarter.

        We anticipate that international sales will continue to account for a significant portion of total net revenues for the foreseeable future, and we plan to continue our expansion in Asia and Europe. International sales, however, are subject to certain inherent risks, including economic weakness in international markets, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Additionally, international net revenues may fluctuate as a percentage of net revenues in the future as we introduce new products since we expect to initially introduce these products in North America, and also because of the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, our business could be harmed. We cannot make assurances that we will be able to maintain or increase international market demand for our products. Additionally, to date, a substantial majority of our international sales has been denominated in U.S. currency; however, if our international sales were denominated in local currencies in the future, these transactions would be subject to currency fluctuation risks. For example, as a consequence of our acquisition of PictureTel which we completed in October 2001, we have sold our iPower products and related services in some non-US dollar denominations. Due to our lack of experience in foreign currency hedging transactions, we may be at risk of incurring foreign currency losses which could negatively affect our consolidated financial position, results of operations and cash flows.

Cost of Net Revenues

$ in thousands	March 31, 2002	March 31, 2001	Increase
Expenses	$59,037	$40,904	44%
% of Net Revenues	44%	43%	1%

        Cost of net revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments and an allocation of overhead expenses. Overall, the increase in the cost of net revenues as a percent of total net revenues was due to a more favorable product mix generated from increased shipments of higher margin network systems products and favorable material price variances, offset by the write-down of network access product inventory to net realizable value.

        Forecasting future gross margin percentages is difficult, and there are a number of risks associated with maintaining our current gross margin levels. For example, uncertainties surrounding revenue levels and related production level variances, competition, changes in technology, changes in product mix, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs and timing of sales over the next few quarters can cause our cost of net revenues percentage to fluctuate significantly. Additionally, our IAD and DSL equipment products, iPower products, VoIP products and other desktop products have a significantly higher cost of net revenues percentage than our network systems, ViewStation and SoundStation products. Accordingly, any significant revenue growth in our iPower, IAD, DSL, VoIP and other desktop products will have a negative effect on our cost of net revenues percentages. Also, we may reduce prices on our products in the future for competitive reasons or to stimulate demand which could increase our cost of net revenues percentage, and there is the risk that any such potential price reductions would not offset competitive pressures or stimulate demand. In addition, cost variances associated with the manufacturing ramp of new products such as our NetEngine, VoIP telephony products, VoiceStation 100 or any other new product could occur which would increase our cost of net revenues percentage. Similarly, we may incur unfavorable cost variances associated with the manufacturing ramp associated with the transition of our iPower video products from the PictureTel manufacturing facilities to our subcontractor in Thailand. Further, gross margins associated with our ViaVideo, ViewStation SP, iPower video products and the SoundPoint Pro are lower than the targeted gross margins of our product portfolio, while the gross margins for our network systems products are higher than our targeted gross margins. Thus, the proportional contribution of these products to our product mix can have a significant impact on our overall gross margins.

        In addition to the uncertainties listed above, cost of net revenues as a percentage of net revenues may increase due to a change in our mix of distribution channels and the mix of international versus North American revenues, or revenues from Canada and the United States. Further, during 2001 and the first quarter of 2002, we wrote down our network access products inventory to net realizable value which was significantly lower than the value of this inventory before the adjustment. This write-down was due in part to the delay in the deployment of the DSL technology. The current value of our network access products inventory is based upon our expectations of the performance of the market for our network access products in the future. If the market does not grow in the future as we currently expect, we could further write down our network access products inventory which would negatively affect our cost of net revenues, consolidated financial position and results of operations.

Sales and Marketing Expenses

$ in thousands	March 31, 2002	March 31, 2001	Increase (Decrease)
Expenses	$23,827	$18,613	28%
% of Net Revenues	18%	19%	(1)%

        Sales and marketing expenses consist primarily of salaries and commissions for our sales force, advertising and promotional expenses, travel costs, product marketing, and an allocation of overhead expenses. The 28% increase in absolute dollars in the three months ended March 31 2002 over the comparable period in 2001 was primarily due to an increase in our sales force and related infrastructure costs, driven by the PictureTel acquisition in the fourth quarter of 2001 and an increase in commissions resulting from a significant increase in sales of our video communication products in the first quarter of 2002 over the same period in 2001. Also contributing to the absolute dollar increase was our overall efforts to expand our sales and marketing activities, including increased spending on promotional materials and outside consultants.

        We expect to continue to increase our sales and marketing expenses in absolute dollar amounts in an effort to expand North American and international markets, market new products and establish and expand distribution channels. In particular, our acquisitions of PictureTel, Accord, Circa and ASPI expanded our product portfolio into new products and markets which require significant additional marketing expenditures to communicate the value of the new product offerings as well as significant additional sales expenditures to develop a sales organization to market these products. In addition, due to the innovative nature of our products, such as ViaVideo, ViewStation, iPower, MCG, GW, Web Office, PathNavigator, Vortex and VoIP products, we believe we will incur additional expenses for sales and marketing, especially advertising, to expand the overall market, as well as the adoption rate of this technology and our products, and to educate potential customers as to the desirability of these products over competing products. We will also further invest in the international markets, increasing the absolute dollars spent in this area.

Research and Development Expenses

$ in thousands	March 31, 2002	March 31, 2001	Increase
Expenses	$20,240	$14,190	43%
% of Net Revenues	15%	15%	—%

        Research and development expenses consist primarily of compensation costs, outside services, depreciation and an allocation of overhead expenses. The increase in the three months ended March 31, 2002 over the same period of 2001 relates primarily to our video communications products, including the iPower product line which was added as part of the acquisition of PictureTel. Since this acquisition was completed late in 2001, there were no expenses in the first quarter of 2001 figures related to iPower products. We are currently devoting a significant portion of our research and development expenses toward the product lines gained through the PictureTel, Accord, Circa and ASPI acquisitions. In addition, we are investing significant research and development resources to enhance and upgrade our Polycom office suite of products which provides a complete end-to-end communications solution. Such products include our ViewStation, iPower and GMS products and MGC, WebOffice and PathNavigator which provide multipoint video connectivity and gateway capability through disparate networks. In the three months ended March 31, 2002 and 2001, all research and development costs have been expensed as incurred.

        We believe that technological leadership is critical to our success and we are committed to continuing a high level of research and development. Also, continued investment in new product initiatives will require significant research and development spending. Consequently, we intend to increase research and development expenses in absolute dollars in the future.

General and Administrative Expenses

$ in Thousands	March 31, 2002	March 31, 2001	Increase
Expenses	$7,793	$4,755	64%
% of Net Revenues	6%	5%	1%

        General and administrative expenses consist primarily of compensation costs, allocation of overhead expenses, bad debt expense and professional services fees. The 64% increase in absolute dollar spending in general and administrative expenses in the three months ended March 31, 2002 over the same period of 2001 was the result of higher costs associated with increased staffing and other infrastructure costs needed to support our growth, which was driven primarily by the PictureTel acquisition, and an increase in bad debt expense.

        We believe that our general and administrative expenses will continue to increase in absolute dollar amounts in the future, primarily as a result of the expansion of our administrative staff and costs related to supporting a larger company and our continued investments in international regions. Additionally, predicting the timing of bad debt expense associated with uncollectable receivables is difficult, and material charges due to uncollectability or our receivables could negatively affect our profitability in the quarter they are made. Further, the acquisition of PictureTel adds administrative complexity to our organization which has and will continue to result in increased general and administrative expenses.

Acquisition-Related Costs

        We incurred acquisition-related costs totaling $1.2 million in the first quarter of 2002 primarily for integration costs related to the PictureTel acquisition. The first quarter of 2001 costs, totaling $9.7 million, related to the Accord acquisition and consisted of facilities charges of $841,000, severance costs of $328,000, asset impairments of $1.1 million, asset write-offs of $771,000, other exit costs of $309,000 and merger-related transaction expenses of $6.3 million. If we acquire another business in the future, we may incur material acquisition expenses related to such transactions. See Note 13 of Notes to Condensed Consolidated Financial Statements.

Amortization of Purchased Intangibles

        In the three months ended March 31, 2002, we recorded $3.9 million in amortization of purchased intangibles related to the PictureTel, Circa and ASPI acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives of three years. Under SFAS 142, purchased intangibles no longer meeting the criteria to be recorded separately from goodwill must be reclassified to goodwill, and purchased intangibles deemed to have indefinite lives must no longer be amortized. We reclassified approximately $525,000 of unamortized acquired workforce recorded as part of the purchase price allocation of the Circa acquisition as it did not meet the criteria to be recorded separately from goodwill. This resulted in a permanent reduction in amortization expense of $58,300 per quarter over the next nine quarters. We also identified a trade name intangible deemed to have an indefinite life. Hence, the trade name intangible will no longer be amortized, resulting in a permanent reduction in amortization expense of $25,000 through April 2011.

        Beginning January 1, 2002, under the guidance of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," we no longer amortize goodwill related to the Circa acquisition. This resulted in a permanent decrease in goodwill amortization expense of approximately $700,000 per quarter over the next nine quarters. Goodwill resulting from the PictureTel and ASPI acquisitions was accounted for in accordance with the transition rules of SFAS 142 since these acquisitions were completed after July 1, 2001. Consequently, goodwill from the PictureTel and ASPI acquisitions has not been amortized. Goodwill and other indefinite lived intangible assets will be assessed at least annually for impairment and written down to fair value, if necessary.

Interest Income, Net

        Interest income, net consists of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts and imputed interest expense related to the cost of closing facilities as part of the PictureTel acquisition and integration plan. Interest income, net of interest expense, was $1.8 million and $4.0 million for the three months ended March 31, 2002 and 2001, respectively. While our cash, cash equivalents and investments at March 31, 2002 were approximately $169.2 million greater than at March 31, 2001, interest income decreased significantly due to interest rate reductions during 2001 related to the monetary policy actions taken by the United States Federal Reserve Board to stimulate economic growth in the United States. The average interest rate return on our cash and cash equivalents was 1.98% and on our investments was 4.06% in the first quarter of 2002 compared to 4.26% and 5.24%, respectively, for the first quarter of 2001. Also, contributing to lower interest income for the three months ended March 31, 2002 was a significantly lower average balance of cash, cash equivalents and investments during the month of January 2002 when compared with the same period in the prior year.

Loss on Strategic Investments

        For strategic reasons we have made various investments in public and private companies. The private company investments are carried at cost less any impairment write-downs and are recorded in "Other assets" in our condensed consolidated balance sheets. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist, and make appropriate reductions in carrying value, if necessary. At March 31, 2002, these investments had a carrying value of $4.9 million and have been permanently written down a total of $8.9 million from original cost. None of these investments were written down during the current quarter. The public company investments are recorded in "Short-term investments" and "Long-term investments" in our condensed consolidated balance sheets and are marked to market each period through unrealized gains and losses recorded as a component of stockholders' equity. If these investments are sold at a loss or have permanently declined in value, a charge to operations is recorded. During the three months ended

March 31, 2002, we recorded a loss totaling $583,000 related to the sale and write-down of these public company investments.

Litigation Settlement

        We reached a settlement with a former PictureTel customer during the first quarter of 2002. The dispute involved certain services provided by PictureTel in 2001 and amounts owed to us for providing these services. The amount received was net of legal fees incurred to litigate and settle the case.

Provision for Income Taxes

        The provision for income taxes was $5.5 million for the three months ended March 31, 2002 and $5.7 million for the same period of 2001. While net income was higher in the first quarter of 2002 compared with the first quarter of 2002, the decrease in the provision for income taxes was due to a decrease in our effective tax rate of 27.5% in the first fiscal quarter of 2002 from an effective tax rate of 46.8% for the first fiscal quarter of 2001. The reduction in the effective tax rate was primarily the result of a decrease in nondeductible acquisition related costs and an increase in foreign earnings subject to relatively lower tax rates.

Liquidity and Capital Resources

        As of March 31, 2002, our principal sources of liquidity included cash and cash equivalents of $310.5 million, short-term investments of $28.4 million and long-term investments of $136.0 million. Short-term and long-term investments consisted primarily of U.S. government securities, state and local government securities and corporate debt and equity securities of which $4.6 million was invested in publicly traded equity securities. In addition, we have a $25.0 million line of credit with a bank which was unused at March 31, 2002.

        We generated cash from operating activities totaling $23.5 million in the three months ended March 31, 2002, compared with $9.4 million in the same period of 2001. This increase was due to higher net income before non-cash charges, improved inventory management and increases in accounts payable and taxes payables offset by an increase in accounts receivable, lower accrued liabilities (primarily related to cash payments associated with severance and facility restructuring liabilities) and larger increases in prepaid and other current assets.

        The total net change in cash and cash equivalents for the three months ended March 31, 2002 was an increase of $184.1 million. Our primary sources of cash during this period were the net proceeds from our public offering of common stock totaling $237.5 million, $23.5 million from operating activities and $3.4 million associated with the exercise of stock options and purchases under the employee stock purchase plan. The primary uses of cash during the first three months of 2002 were $76.8 million for net purchase of investments and $3.6 million for purchases of property and equipment. The positive cash from operating activities was primarily the result of net income before considering non-cash expenses (such as depreciation, amortization, the provision for doubtful accounts, inventory excess and obsolescence, loss on strategic investments and the tax benefits from the exercise of employee stock options), a reduction in inventories, and net increases in accounts payable and taxes payable. Offsetting the positive effect of these items were net increases in accounts receivable and prepaid expenses and a decrease in other accrued liabilities (primarily from severance and facility exit payments).

        At March 31, 2002, we had open purchase orders and other contractual obligations of approximately $25.3 million primarily related to inventory purchases. We also have material commitments that consist of obligations under our operating leases. These commitments and obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due. We also maintain, from time to time, commercial letters of credit as payments for the importation of certain products. In addition, our bank has issued letters of credit to secure the leases on some of our offices. These letters of credit total approximately $500,000 and are secured by our credit facilities or cash deposits with our banks.

        As of March 31, 2002, the following future minimum lease payments are due under lease obligations, excluding leases subject to cancellation within twelve months of December 31, 2001 (in thousands):

Leases
Year ending December 31,
2002	$9,959
2003	13,817
2004	13,447
2005	11,563
2006	11,248
Thereafter	48,636

Minimum future lease payments	$108,670

        We believe that our available cash, cash equivalents, investments and bank line of credit will be sufficient to meet our operating expenses and capital requirements for the foreseeable future. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions or competitive reasons, and may seek to raise such additional funds through public or private equity financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our process used to develop estimates, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition and Product Returns

        We recognize hardware product revenue using the guidance from SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and Statement of Financial Accounting Standards, or SFAS, No. 48, "Revenue Recognition When Right of Return Exists." We recognize software revenue in accordance with the AICPA Statement of Position No. 97-2, or SOP 97-2, "Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." Under these guidelines, we defer revenue recognition on transactions where persuasive evidence of an arrangement does not exist, title has not transferred, product payment is contingent upon performance of installation or service obligations, the price is not fixed or determinable or payment is not reasonably assured. In addition, we estimate what future product returns may occur based upon actual historical return rates and reduce our revenues by these estimated future returns. If the historical data we use to calculate these estimates does not properly reflect future returns, these estimates could be revised. In addition, we defer revenue associated with long-term customer maintenance contracts. The value of these contracts is recognized ratably over the length of the customer contract.

Customer Programs and Incentives

        We record estimated reductions to revenues for customer programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. If market conditions were to decline further, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenues at the time the incentive is offered.

Warranty

        We provide for the estimated cost of hardware product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revision of the estimated warranty liability would be required.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Excess and Obsolete Inventory

        We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future product life-cycles, product demand and market conditions. If actual product life-cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Deferred and Refundable Taxes

        We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the statements of operations. At March 31, 2002, we had no valuation allowance established against our deferred tax assets.

Fair Value of Assets Acquired and Liabilities Assumed in Purchase Combinations

        The purchase combinations completed require us to identify and estimate the fair value of the assets acquired, including intangible assets other than goodwill, and liabilities assumed in the combinations. These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. For example, in the PictureTel acquisition, we identified vacated or redundant facilities that we intended to terminate or sublease. Should actual use of assets or resolution of obligations differ from our estimates, revisions to the estimated fair values would be required. Changes in our estimates occurring after the allocation period as defined in Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises", would be reflected in our statements of operations.

Goodwill and Purchased Intangibles

        We assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

  •
  significant underperformance relative to projected future operating results;

  •
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  •
  significant negative industry or economic trends.

        If we determine that the carrying value of goodwill and other identified intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would typically measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we accounted for the PictureTel and ASPI acquisitions, both of which were completed after July 1, 2001, under the new guidance, and on January 1, 2002, we ceased to amortize goodwill arising from acquisitions completed prior to July 1, 2001. We are required to perform a transitional impairment review of our goodwill during 2002 and an annual impairment review thereafter.

        We are currently in the process of performing step one of the transitional goodwill impairment test which is to screen for impairment by determining and comparing the fair value of its reporting units to the reporting unit's carrying value. Step one is expected to be complete by June 30, 2002. If impairment exists based on the results of step one, we will complete step two which is to measure the impairment loss. Step two is expected to be complete by December 31, 2002. Any impairment loss measured in step two will be reflected as a cumulative effect of a change in accounting principle. We are currently unable to fully assess if the implementation of SFAS 142 will have a material effect on our consolidated financial position, results of operations and cash flows, as step one of the transitional goodwill test is in process. However screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including but not limited to market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment, and there can be no assurances that a charge to operations will not occur after the results of step one are known or in future goodwill impairment tests.

Non-marketable Securities

        We periodically make strategic investments in companies whose stock is not currently traded on a major stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to management that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company's future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. These investments had a carrying value of $4.9 million as of March 31, 2002, and have been permanently written down a total of $8.9 million from original cost. Also, future adverse changes in market conditions or poor operating results of underlying investments could result in significant impairment charges in the future.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS 142. SFAS 142 requires goodwill and other intangible assets with indefinite lives to be tested for impairment at least annually, or sooner under certain circumstances, and written down when impaired rather than being amortized as previous standards required. In addition, the new standard includes provisions, upon adoption, for the reassessment of the estimated useful lives of other intangibles and the reclassification of certain existing intangibles to goodwill that do not meet certain criteria. Furthermore, SFAS 142 requires other intangible assets with definite lives to continue to be amortized over their useful lives.

        We adopted SFAS 142 on January 1, 2002. In accordance with the new standard, we stopped amortizing goodwill related to the Circa acquisition. This resulted in a permanent decrease in goodwill amortization expense of approximately $700,000 per quarter over the next nine quarters. Under the transition rules of SFAS 142, business combinations completed after July 1, 2001 were accounted for in accordance with SFAS 142, and consequently, the goodwill resulting from the PictureTel and ASPI acquisitions was never amortized. Also, we reclassified the purchased intangible asset, acquired work force, to goodwill since it did not meet the criteria to be recorded separately from goodwill. Further, we no longer amortize the trade name purchased intangible as we deemed it to have an indefinite life.

        We are currently in the process of performing step one of the transitional goodwill impairment test which is to screen for impairment by determining and comparing the fair value of its reporting units to the reporting unit's carrying value. Step one is expected to be complete by June 30, 2002. If impairment exists based on the results of step one, we will complete step two which is to measure the impairment loss. Step two is expected to be complete by December 31, 2002. Any impairment loss measured in step two will be reflected as a cumulative effect of a change in accounting principle. We are currently unable to fully assess if the implementation of SFAS 142 will have a material effect on our consolidated financial position, results of operations and cash flows, as step one of the transitional goodwill test is in process. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment, and there can be no assurances that a charge to operations will not occur after the results of step one are known or in future goodwill impairment tests.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, or SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121 and the provisions of Accounting Principles Board Opinion No. 30, or APB 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and

Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 retains many of the provisions of SFAS 121, but significantly changes the criteria that must be met to classify an asset as held for disposal, such that long-lived assets to be disposed of, other than by sale, are considered held and used until actual disposal. In addition, SFAS 144 retains the basic provisions of APB 30 for presentation of discontinued operations in the statement of operations but broadens that presentation to a component of an entity. We adopted SFAS 144 on January 1, 2002 and this adoption had no impact on our consolidated financial position, results of operations or cash flows.

        In September of 2001, the FASB Emerging Issues Task Force, or EITF, issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." We adopted EITF 01-09 on January 1, 2002 and this adoption had no impact on our consolidated financial position, results of operations or cash flows.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

        INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. IN ADDITION, THESE RISKS ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS. IN ASSESSING THESE RISKS, INVESTORS SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

Our quarterly operating results may fluctuate significantly and are not a good indicator of future performance.

        Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control. These factors include:

  •
  changes in general economic conditions, as has been the case recently with the economic downturn and uncertainty in technology industries, and specific economic conditions prevailing in the broadband communications industry and other technology industries;

  •
  near and long-term impact of recent terrorist attacks and incidents, the military response to those attacks and any future terrorism or responses to such terrorism;

  •
  the timing and size of the orders for our products;

  •
  changes to our channel partner contracts or channel partner strategy, resulting in a loss of channel partners or a reduction of channel partner orders;

  •
  our distribution channels reducing their inventory levels;

  •
  slowing sales by our channel partners to their customers which places further pressure on our channel partners to minimize inventory levels and reduce purchases of our products;

  •
  the level and mix of inventory that we hold to meet future demand;

  •
  further delays in the rollout of digital subscriber line, or DSL, technology or the failure of such rollout to occur;

  •
  market acceptance of new product introductions and product enhancements by us or our competitors;

  •
  impact of the unstable political situation and recent military action by the Israeli government and other hostilities in the Middle East and their impact on our Israeli operations;

  •
  the prices of our products and those of our competitors;

  •
  the mix of products we sell;

  •
  fluctuations in the level of international sales and our exposure to international currency fluctuations;

  •
  the cost and availability of components;

  •
  manufacturing costs;

  •
  the level and cost of warranty claims;

  •
  changes in our distribution network;

  •
  the impact of disruptions at the site of our primary manufacturing partner in Thailand due to any reason;

  •
  the impact of seasonality on our various product lines and geographic regions; and

  •
  the level of royalties we must pay to third parties.

        Although we experienced sequential quarterly revenue growth from 1998 through 2000 and in our last two fiscal quarters, fluctuations in our quarterly operating results due to these or other factors could prevent us from sustaining sequential quarterly growth or meeting our expectations, and investors should not use our past results to predict future operating margins and results. For example, we experienced sequential quarterly revenue decreases in the first three quarters of fiscal 2001. In addition, we incurred a significant net loss in 2001 due to charges related to acquisitions completed in the year.

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

        Our quarterly revenues and operating results depend upon the volume and timing of customer orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. Moreover, the majority of our orders in a given quarter historically have been shipped in the last month of that quarter and sometimes in the last few weeks of the quarter. This trend is likely to continue, and any failure or delay in the closing of orders during the last part of a quarter would materially harm our operating results. Furthermore, due to this trend, we may be unable to ship products in the period we receive the order, which would have an adverse impact in our operating results. In such events, the price of our common stock would decline.

  Difficulty in estimating customer orders can harm our operating results.

        We typically ship products within a short time after we receive an order and historically have had no material backlog. Therefore, backlog is not a good indicator of future net revenues. As a result, net revenues for any particular quarter are extremely difficult to predict. Additionally, orders from our channel partner customers are based on the level of demand from end-users. The uncertainty of end-user demand means that any quarter could be significantly negatively impacted by lower end-user orders which could in turn negatively affect orders we receive from our channel partners. Accordingly, our expectations for both short and long-term future net revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based in part on these estimates. Because we receive a majority of our customer orders in the last month of a quarter and often in the last few weeks of the quarter, we are limited in our ability to reduce expenses quickly if for any reason orders and net revenues do not meet our expectations in a particular period. Accordingly, any significant shortfall in demand for our products in relation to our expectations would have an adverse impact in our operating results.

General economic conditions may reduce our revenues and harm our business.

        As our business has grown, we have become increasingly exposed to adverse changes in general economic conditions which can result in reductions in capital expenditures by our end-user customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition. These factors adversely impacted our operating results in 2001, where we experienced a sequential revenue decrease in each of the first three quarters. Even though our revenues sequentially increased in the fourth quarter of 2001 and the first quarter of 2002, the second quarter and remainder of 2002 is subject to similar risks, particularly if the current economic downturn and uncertainty in technology spending continues.

        In addition, we also face the risk that our channel partners have built up inventories in anticipation of a growth in sales. If such sales growth does not occur as anticipated by these channel partners for any reason, including the continuation of the current economic downturn and uncertainty in technology spending throughout 2002, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels which would harm our business. Also, our channel partners reduced their inventory levels during 2001 in anticipation of lower end-user demand. During the first quarter of 2002 our channel partners' video inventory was up slightly, while voice inventory decreased slightly over the fourth quarter of 2001. Our channel partners may reduce their inventory levels for the remainder of 2002, depending on end-user demand.

We face risks related to our dependence on channel partners to sell our products.

  We are subject to risks associated with our channel partners' product inventories and product sell-through.

        We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to dealers and end-users. A substantial percentage of our total products sold during a particular quarter consist of distributor and channel partner stocking orders. We often provide special cost or early payment incentives for channel partners to purchase the minimum or more than the minimum quantities contemplated under their agreements with us. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as the current economic downturn and uncertainty in technology industries that began in the fourth quarter of 2000 and is continuing in 2002, the volume of our sales to these channel partners and our net revenues would be negatively affected. For example, the economic downturn negatively affected our business and operating results in 2001. If these conditions continue in the future, our business and operating results will continue to be negatively affected. Moreover, if we choose to eliminate or reduce stocking incentive programs, quarterly revenues may fail to meet our expectations or be lower than historical levels.

        In addition, we are implementing a channel partner certification program. Our channel partners may refuse or delay acceptance of this program which could cause us to lose channel partners or result in their delay or refusal to order our products. If any of these results were to occur, our business and results of operations would be harmed.

        Our revenue estimates are based largely on end-user sales reports that our channel partners provide to us on a monthly basis. To date, we believe this data has been generally accurate in North America but less reliable outside of this region. To the extent that this sales-out and channel inventory data is inaccurate in either North America or outside of North America, we may not be able to make revenue estimates for future periods or may find that our previous estimates were inaccurate.

        A major contributor to the expected growth of the broadband distribution market has been the deployment of DSL. Beginning in the second half of 2000 and continuing through the first quarter of 2002, DSL providers experienced delays in delivering their service which caused financial troubles for these companies. These DSL providers are customers of our network access products through original equipment manufacturers we use as channel partners. These service delays slowed the expected growth in this market which in turn materially decreased sales of our network access products which sequentially decreased in each quarter of 2001. If these conditions persist, they will continue to negatively impact revenues from our network access products.

  We are subject to risks associated with the success of the businesses of our channel partners.

        Many of our channel partners that carry multiple Polycom products, and from whom we derive significant revenues, are undercapitalized. The failure of these businesses to establish and sustain profitability or obtain financing could have a significant negative effect on our future revenue levels and profitability. The current economic downturn and uncertainty in technology spending in the United States and other regions could cause more of our customers' businesses to suffer or fail which would harm our business.

        Our business would also be harmed if our large channel partners were affected by the current economic downturn and uncertainty in technology spending. For example, Lucent Technologies, historically one of our larger channel partners, accounted for 11% of our net revenues in the three months ended December 31, 2000, primarily related to Lucent's purchases of our network access products during that period, and 10% of net revenues in both 1999 and 1998. In 2001, the amount of orders we received from Lucent dropped significantly which had a negative effect on our revenues and profitability.

  To avoid confusion among our channel partners regarding our product offerings, we need to devote significant resources to educating and training them.

        When we take any significant actions regarding our product offerings, it is important to educate and train our channel partners to avoid any confusion. For example, when we began shipping the ViewStation FX product, the timing of this delivery date likely created confusion in our channel partner customer base and the end-user customer market as these groups waited to see if this new ViewStation product was more desirable than the existing products. Therefore, the timing of this new product release likely had a negative effect on our sales-in to channel partners and sales-out to end-users. We cannot assure you that a similar situation will not happen again.

        In addition, integrating PictureTel's product offerings with ours could create confusion among our distributor and channel partner customers. We will need to devote significant resources to educate and train our channel partners about our combined product offerings. The initial confusion may lead to delays in ordering our products which would negatively affect our revenues. Moreover, PictureTel sold products directly to end-users. To the extent we maintain direct sales relationships with such end-users, some of our relationships with channel partners will be negatively affected.

  Conflicts with our channel partners could hurt sales of our products.

        We have various OEM agreements with major telecommunications equipment manufacturers, such as Cisco Systems and Lucent Technologies, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create channel conflicts with our other channel partners who directly compete with our OEM partners which could adversely affect revenues from non-OEM channels. Because many of our channel partners also sell equipment that competes with our products, these channel partners could devote more attention to these other products which could harm our business. For example, a significant amount of our network systems revenues are generated from sales to Tandberg, Sony and VCON which compete with us in the video communications product market. Due to this conflict, they may significantly reduce their orders of our network systems products which could harm our business. Further, other channel conflicts could arise which cause channel partners to devote resources to other non-Polycom communications equipment which would negatively affect our business or results of operations.

        Some of our current and future products are directly competitive with the products of our channel and strategic partners. For example, we have an agreement with Cisco Systems under which our Acoustic Clarity Technology is included in VoIP end-points sold by Cisco Systems. We introduced a VoIP end-point under the Polycom brand that incorporates technology we license from Cisco Systems during the first quarter of 2002. This product will compete directly with the VoIP products sold by Cisco Systems. In addition, our network access products are directly competitive with products produced by Siemens, a strategic channel partner of our video communications products. As a consequence of conflicts such as these, competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies. Any such strain could limit the potential contribution of our strategic relationships to our business, restrict our ability to form strategic relationships with these companies in the future and create additional competitive pressures on us, any of which could harm our business.

  Our channel partner contracts are typically short-term and early termination of these contracts may harm our results of operations.

        We do not typically enter into long-term contracts with our channel partner customers, and we cannot be certain as to future order levels from our channel partner customers. When we do enter into a long-term contract, the contract is generally terminable at the convenience of the customer. In the event of an early termination by one of our major channel partner customers, it is unlikely that we will be able to rapidly replace that revenue source which would harm our results of operations. Any loss of these channel partners could harm our results of operations.

We experience seasonal fluctuations in our revenues.

        Sales of some of our products have experienced seasonal fluctuations which have affected sequential growth rates for these products, particularly in our third and first quarters. For example, there was a slowdown in the third quarter of 2001 for sales of our products in the European region. In addition, sales of our video communications products have typically declined in the first quarter of the year compared to the fourth quarter of the prior year. Even though our revenues sequentially increased in the first quarter of 2002 from the fourth quarter of 2001, seasonal fluctuations could negatively affect our business which could cause our operating results to fall short of anticipated results for such quarters.

Difficulties in integrating our acquisitions could adversely impact our business.

  Our acquisition of PictureTel could adversely impact our business.

        We completed the acquisition of PictureTel in October 2001. The PictureTel acquisition is the largest acquisition we have completed, and the complex process of integrating PictureTel has required significant resources. Failure to achieve the anticipated benefits of this acquisition or to successfully integrate the operations of PictureTel could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from this acquisition because of ongoing significant challenges including:

  •
  expected synergy benefits from the acquisition, such as lower costs, may not be realized or may be realized more slowly than anticipated, particularly with regard to costs associated with a reduction in headcount and facilities;

  •
  potentially incompatible cultural differences between the two companies;

  •
  geographic dispersion of operations;

  •
  generating market demand for an expanded product line that includes PC-based systems and collaboration-intensive applications;

  •
  some of PictureTel's suppliers, channel partners, customers and licensors are our competitors or work with our competitors and, as a result, may terminate their business relationships with us;

  •
  the difficulty of leveraging PictureTel's and our combined technologies and capabilities across all product lines and customer bases; and

  •
  our inability to retain previous PictureTel customers or employees.

        We have incurred significant costs and committed significant management time integrating PictureTel's operations, technology, development programs, products, information systems, customers and personnel. Although the integration of PictureTel is substantially complete, we will continue to incur cash outflows and additional costs in completing the integration process, such as:

  •
  identifying duplicative or redundant resources and facilities, developing plans for resource consolidation and implementing those plans;

  •
  fees and expenses of professionals and consultants involved in completing the integration process;

  •
  settling existing PictureTel liabilities;

  •
  costs associated with vacating, subleasing and closing facilities;

  •
  employee relocation, redeployment or severance costs; and

  •
  upgrading our customer service information systems to accommodate PictureTel's larger customer service function.

        Further, estimates of sublease income are based on current comparable rates for leases in the respective markets. If facilities rental rates decrease in these markets or if it takes longer than expected to sublease these facilities, the actual loss could differ from these estimates and would result in further increases to this liability.

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

  We experienced significant growth in our business and operations during the last four years, and if we do not appropriately manage this growth and any future growth, our operating results will be negatively affected.

        Our business has grown in recent years through both internal expansion and business acquisitions, and continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. For example, our annual revenues increased from $52 million in 1997 to $383 million in 2001, and during the last fifteen months, we acquired Accord, Circa, PictureTel and ASPI. Further, our headcount increased from 175 employees at December 31, 1997 to 526 employees at December 31, 1999 and to 1,228 employees at March 31, 2002. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. In addition, our revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount. Integrating PictureTel has complicated these tasks and will continue to be a time-consuming process. In addition, because of our acquisition of PictureTel, our video communications product development group is now located in multiple locations, and we have limited experience coordinating a large, geographically separated product development group.

        In addition, our future growth may require significant additional resources. We cannot assure you that resources will be available when we need them or that we will have sufficient capital to fund these resource needs. Also, as we assess our resources following our acquisitions, we will likely determine that redundancy in certain areas will require consolidation of these resources. Any organizational disruptions associated with the consolidation process could require further management attention and financial expenditures. If we are unable to manage our growth effectively, if we experience a shortfall in resources or if we must take additional restructuring charges, our results of operations will be harmed.

  Some of our officers and key personnel have worked together for only a short period of time or have only recently joined us.

        Some of our officers and key personnel have worked together for only a short period of time. For example, three of our executive officers joined us within the past fifteen months. In addition, some of our executive officers have recently assumed significant new responsibilities, and they may require some time to transition into these new roles.

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

        We face significant competition in the broadband communications industry which is subject to rapid technological change. In video communications, our major competitors include Aethra, ClearOne Communications, formerly Gentner, NEC, Panasonic, Philips, Viseon, formerly RSI, Sony, Sun Microsystems, Tandberg, VCON and VTEL, as well as various smaller or new industry entrants such as Broadband Networks, Imagecom, Motion Media Technology, RoseTel System, Videra and Zydacron. Many of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video communications products. We believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as 3Com, Cisco Systems, Compaq, Dell, MeetingOne, Microsoft, Nortel Networks, RealNetworks or WebEx, that enable web-based or network-based video communications with low-cost digital camera systems. The market for voice communications equipment, particularly voice conferencing products, is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. In voice communications, our major competitors include ClearOne Communications, Mitel, Nortel, SoundGear and other companies that have in the past offered lower cost, full-duplex speakerphones such as Avaya. Most of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, all major telephony manufacturers produce hands-free speakerphone units that are lower cost than our voice communications products. Our network access products face significant competition from 3Com, ADTRAN, Netopia and Siemens, and our network systems business has significant competition from Avaya, Cisco Systems, Ezenia! and RADVISION. Our network systems revenue is heavily dependent on purchases by our video product competitors. If these network systems' customers decide to reduce their purchases due to this or other potential competition, it will harm our business.

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

  Because of our significant operations in Israel, we are subject to risks associated with the military, political and regulatory environment in Israel.

        The principal research and development and manufacturing facilities of our network systems group and many of that group's suppliers are located in Israel. Political, economic and military conditions in Israel directly affect our network systems group's operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Current and future-armed conflicts or political instability in the region may impair our ability to produce and sell our network systems products and could disrupt research or developmental activities. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. The future of peace efforts between Israel and its Arab neighbors remains uncertain, and in recent months there has been a marked increase in civil unrest and hostility and military action between Israelis and Palestinians. This hostility could have an adverse impact on our results of operations.

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

  International sales represent an increasing portion of our net revenues, and risks inherent in international sales could harm our business.

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

        Although, to date, a substantial majority of our international sales has been denominated in U.S. currency, we expect that a growing number of sales will be denominated in non-U.S. currencies in the near future because PictureTel has traditionally accepted a wide variety of currencies in its international sales. As a result, we expect our business will be significantly more vulnerable to currency fluctuations which could adversely impact our results of operations. While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, we are likely to begin engaging in currency hedging activities. However, we have limited experience with these hedging activities, and they may not be successful which could harm our operating results and financial condition.

We have limited supply sources for some key components of our products, and our operations could be harmed by supply interruptions, component defects or unavailability of these components.

        Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. We also obtain certain plastic housings, metal castings and other components from suppliers located in China and other Southeast Asia countries, and any political or economic instability in that region in the future, or future import restrictions, may cause delays or an inability to obtain these supplies. We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. We and our contract manufacturers have had limited experience purchasing volume supplies of various components for our products, and some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components or develop alternative sources as needed, our operating results could be seriously harmed. For example, we under estimated the demand for our VoIP phones during the first quarter of 2002, and our contract manufacturer encountered extended lead times for a key component which resulted in production backlogs and shipping delays. Moreover, our operating results would be seriously harmed by receipt of a significant number of defective components, an increase in component prices or our inability to obtain lower component prices in response to competitive price reductions. Additionally, our video communications products are designed based on integrated circuits produced by Philips Semiconductor, or Philips, and cameras produced by Sony. If we could no longer obtain integrated circuits or cameras from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we cannot assure you that we would be successful in obtaining these components from alternative sources in a timely or cost-effective manner. Additionally, both Sony and Philips compete with us in the video communications industry which may adversely affect our ability to obtain necessary components. The failure to obtain adequate supplies of vital components could prevent or delay product shipments which could harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products. Any delays in the availability of these key components could harm our business.

Manufacturing disruption or capacity constraints would harm our business.

        We subcontract the manufacture of our SoundStation, SoundStation Premier, SoundPoint Pro, VoIP, ViewStation, ViaVideo, iPower 900 series and our NetEngine access products to Celestica, a third-party contract manufacturer. We use Celestica's Thailand facilities, and should there be any disruption in services due to natural disaster or economic or political difficulties in Thailand or Asia or any other reason, such disruption would harm our business and results of operations. Also, Celestica's Thailand facility is currently the sole source manufacturer of these products, and if Celestica experiences an interruption in operations or otherwise suffers from capacity constraints, we would experience a delay in shipping these products. Further, we subcontract the manufacture of our VoIP phones to Unico's Malaysia facilities and our iPower 600 series to Sharp's Japan facilities. If Unico or Sharp experiences an interruption in operations or otherwise suffers from capacity constraints, we would also experience a delay in shipping these respective products. As a result, we may not be able to meet any demand for our products which could negatively affect revenues in the quarter of the disruption and harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

        We subcontract the manufacturing of our iPower 600 Series product to Sharp Electronics Corporation, or Sharp. The iPower 600 Series product also contains Sharp technology, and if we subsequently decide to transfer the manufacturing of this product from Sharp to another manufacturer, we would have to reach an alternate design solution that does not include the Sharp technology. Any such alternate design could be time-consuming and expensive to develop, and could result in manufacturing and shipment delays, increased manufacturing costs and channel partner and end-user customer dissatisfaction. In addition, we recently completed the transfer of the manufacturing of the iPower 900 Series product and various ASPI products to Celestica. We may experience manufacturing and shipment delays and channel partner and end-user customer dissatisfaction as a result of this transfer. Also, this further concentrates our product manufacturing in Celestica's Thailand facility and increases our exposure to adverse financial consequences in the event of a disruption in Celestica's manufacturing capabilities for any reason.

        Further, our network systems products are manufactured in Israel which is currently experiencing internal and external conflicts that include terrorist acts and military action. We could experience a manufacturing disruption due to acts associated with this conflict which could harm our business. In addition, certain technology used in our network systems products was developed through grants from the Office of the Chief Scientist in Israel. Under Israeli law, it is prohibited to transfer technology developed pursuant to these grants to any person without the prior written consent of the Office of the Chief Scientist. The grants also contain restrictions on the ability to manufacture products developed with these grants outside of Israel. Approval to manufacture such products outside of Israel, if granted, is generally subject to an increase in the total amount to be repaid to the Office of the Chief Scientist of between 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel. These restrictions on the ability to transfer technology to third parties or manufacture products outside Israel may adversely affect our operating results and significantly reduce the value of the technology developed under these grants.

We face risks associated with our products and product development.

  We may experience delays in product introductions and our products may contain defects which could adversely affect market acceptance for these products and our reputation and seriously harm our results of operations.

        From 1998 through 2001, and in the first quarter of 2002, our revenue growth was due in large part to sales of new video communications products. Although we intend to continue to introduce new video and voice products, such as our Visual Concert products, SoundStation IP 3000, VoiceStation 100, SoundPoint IP 400, PathNavigator and WebOffice products, we cannot assure you that new product releases will be timely or that they will be made at all. For example, the ViewStation FX and ViaVideo were delayed from their original release dates which we believe negatively affected our net revenues in 2000. Additionally, any new or existing product introductions may contain defects and may not produce the revenue growth we experienced from 1998 through 2001, and in the first quarter of 2002.

        With our acquisition of PictureTel, our video communications product development group is now located in Massachusetts and Texas. Since we do not have significant experience coordinating a large geographically separated product development group, we may experience product delays in the future, due to communications, logistics or other issues. Similarly, our acquisition of ASPI may contribute to audio communications product delays, as our audio communications product development group is now dispersed among California, Georgia and Canada.

        In the past, we have experienced other delays in the introduction of certain new products and enhancements, and we believe that such delays may occur in the future. For instance, we experienced delays in introducing the ViewStation MP and WebStation in 1998 from their original expected release dates due to unforeseen technology and manufacturing ramping issues. Similar delays occurred during the introduction of the ShowStation IP, SoundStation Premier, and ShowStation which affected the first customer ship dates of these products. We also had delays in introducing our SoundStation IP product which we believe negatively impacted our sales revenue in the first quarter of 2001. Further, our SoundPoint IP product introduction was delayed which we believe negatively impacted our sales in the third and fourth quarters of 2001. Any similar delays in the future for other new product offerings could adversely affect market acceptance for these products and our reputation, and seriously harm our results of operations.

  We face risks related to the deployment of broadband communications services and the adoption rate of new technologies.

        The success of our network access product line is dependent on the continued deployment of broadband services such as digital subscriber line, or DSL, by service providers. Beginning in the second half of 2000, the market for broadband services experienced a severe downturn, characterized by financial troubles for many telecommunications service providers and delays in delivering broadband services. This downturn has negatively impacted sales of our network access products. For example, during the three months ended March 31, 2002, we generated $2.2 million in network access product revenues compared to $8.9 million in the comparable period in 2001. Moreover, given the lack of demand for our network access products, this product line is currently unprofitable and generating negative gross margins. If the market for broadband services does not improve, our network access product line will continue to under perform, and we may restructure or dispose of this product line which could result in material financial charges and disruption to our business.

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

        If the market does not accept our products, our profitability could be harmed. For example, we lowered the price of the ShowStation IP by 23% in March 1999 because of market acceptance issues for this product. Similar price reductions and demand issues could occur for any of our products which could negatively impact our net revenues and profitability.

        Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment, network systems and network access products which could cause us to reduce the prices for any of these products. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices or introduce new products that carry lower margins in order to expand the market or stimulate demand for our products. While we cannot assure you that these actions would have the desired result, any of these actions could have an adverse impact on our product margins and profitability.

  Our success depends on our ability to assimilate new technologies in our products and to properly train our channel partners in the use of those products.

        The markets for video and voice communications products, network systems products and network access products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with compatibility issues, channel partner training, technical and sales support as well as field support are also factors that may affect our success in this market. Further, the shift in communications from circuit-switched to IP-based technologies over time may require us to add new channel partners and gain new core technological competencies. We are attempting to address these needs and the need to develop new products through our internal development efforts, joint developments with other companies and through acquisitions. We may not identify successful new product opportunities and develop and bring products to market in a timely manner. Additionally, we cannot assure you that competing technologies developed by others will not render our products or technologies obsolete or noncompetitive. The failure of our new product development efforts and any inability to service or maintain the necessary third-party interoperability licenses would harm our business and results of operations.

  Product obsolescence, excess inventory and other asset impairment can negatively affect our results of operations.

        We operate in a high technology industry which is subject to rapid and frequent technology and market demand changes. These changes can often render existing technologies obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the recorded value of existing inventory is greater than its fair market value. For example, this situation occurred in 2001, and again in the first quarter of 2002, when we recorded material excess and obsolescence charges associated with our inventory of network access products. This situation also occurred during the first quarter of 2000 for the ShowStation IP. If the deployment of DSL is further delayed or never materializes, our current level of network access product inventory may be deemed excessive, and we may have to write down much or all of this inventory which could adversely affect our profitability. Also, our ViewStation product and iPower products offer certain comparable functionality and may compete with each other for customers. If sales of one of these products has a negative effect on sales of the other product, it could significantly increase the inventory levels of the negatively impacted product. The potential for new products to render existing products obsolete, cause inventories of existing products to increase or reduce the demand for existing products exists for every one of our products.

        We purchased several businesses in 2001 which included goodwill valued at approximately $297 million and other purchased intangible assets valued at approximately $43 million as of March 31, 2002. This represents a significant portion of our recorded assets. Generally accepted accounting principles related to goodwill and other intangibles changed with the issuance of Statement of Financial Accounting Standards No. 142, or SFAS 142, "Goodwill and Other Intangible Assets" which became effective for us beginning January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment, and we can not assure you that a charge to operations will not occur after the results of our goodwill impairment tests are known. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values which could result in a full write off of their book value. If these write-downs do occur, they could harm our business and results of operations.

        In addition, we have made investments in private companies which we classify as "Other assets" in our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies' industries, the strength of the private equity markets and general market conditions. In the past, we have recorded charges against earnings associated with the impairment of some of these investments. For example, we recorded charges totaling $8.9 million in fiscal 2000 and 2001 associated with the impairment of these investments. Due to these and other factors, we have previously determined, and may in the future determine, that the value of these investments is impaired which has caused and would cause us to write down the recorded value of these investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

        We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, EBSNet, Mitsubishi, Omnitel, RADVISION and Telesoft, video algorithm protocols from Ezenia! and Real Networks, development source code from Cisco Systems and Philips Semiconductor, audio algorithms from Lucent Technologies, Nortel Networks and Texas Instruments, communication software from DataBeam and Windows software from Microsoft. In addition, we have interoperability agreements with various companies, including Tollbridge Technologies for our network access products, and we depend significantly on these agreements and our ability to secure similar licenses from other gateway providers. These third-party software licenses may not continue to be available to us on commercially reasonable terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible which would harm our business and results of operations.

  We rely on patents, trademarks, copyrights and trade secrets to protect our proprietary rights which may not be sufficient to protect our intellectual property.

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

        We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products. For example, we have been named in (along with approximately 90 manufacturers or channel partners of electronic or semiconductor products) and served with a complaint filed by the Lemelson Medical, Education and Research Foundation alleging patent infringement by us. This suit has been stayed pending the outcome of a different suit filed against the Lemelson Foundation.

        In addition, our industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of intellectual property rights or positions which have on occasion resulted in significant and often protracted and expensive litigation. In the past, we have been involved in such litigation which adversely affected our operating results. For example, in November 1998, Videoserver, Inc., now known as Ezenia! Inc., filed a patent infringement claim against Accord's U.S. subsidiary, and Accord was subsequently added as a defendant. In September 2000, Accord and its U.S. subsidiary entered into a settlement agreement with Ezenia! under which the case was dismissed and Accord paid $6.5 million to Ezenia! We cannot assure you that we will prevail in any such litigation, that intellectual property claims will not be made against us in the future or that we will not be prohibited from using the technologies subject to any such claims or be required to obtain licenses and make corresponding royalty payments. In addition, the necessary management attention to, and legal costs associated with, litigation can have a significant adverse effect on operating results and financial condition.

Business interruptions could adversely affect our operations.

        Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, national catastrophe, such as the terrorist attacks which occurred on September 11, 2001, and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities located in California were subject to electrical blackouts in 2000 and 2001 as a consequence of a shortage of available electrical power. In the event these blackouts recur or increase in frequency and severity, they could disrupt the operations of our affected facilities. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

Our cash flow could fluctuate due to the potential difficulty collecting our receivables.

        Over the past several quarters, we initiated significant investments in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our net revenues, as happened in 1999, 2000 and 2001, accounts receivable balances will likely increase as compared to previous years. Additionally, sales in the network access, network systems and video communications industries typically have longer payment periods as compared to the voice communications market. Therefore, if network access, network systems and video products constitute a greater percentage of net revenues, accounts receivable balances will likely increase. These increases would cause our days sales outstanding to increase as compared to prior years and will negatively affect future cash flows. Although we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepaid discounts, these additional incentives have lowered our profitability and, given the continued downturn in the United States economy, many companies are opting to not take advantage of our incentives and instead preserve their liquidity. In addition, the continued economic downturn in the United States may restrict the availability of capital which may delay our collections from our channel partners beyond our historical experience which would further harm our cash flow and days sales outstanding performance. Also, as we transition PictureTel's channel partners from PictureTel's credit policies to our credit policies, these channel partners may find our policies to be more stringent. As a result, there may be some delay or confusion in the implementation of our credit policies with such channel partners which could result in delayed collection of receivables. Further, our more stringent credit policies could limit the ability of these channel partners to pay for our products which could result in reduced sales of our products to these channel partners. Finally, some of these channel partners may be unwilling or unable to meet our credit terms, and they may decide to terminate their relationship with us.

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

  •
  general market conditions or market conditions specific to technology industries; and

  •
  domestic and international macroeconomic factors.

        In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many high technology companies like us. These fluctuations are often unrelated to the operating performance of the specific companies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and bank borrowings. We do not use derivative financial instruments in our investment portfolio which only includes highly liquid, high quality instruments. We may occasionally use forward contracts as a hedge against currency exchange rate fluctuations which may affect the value of trade receivables billed in currencies other than the United States dollar.

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

        The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations:

As of March 31, 2002:

	Expected Maturity
	2002	2003	2004 and beyond	Total
	(in thousands, except interest rates)
Assets
Cash and cash equivalents	$310,884	—	—	$310,884
Average interest rates	1.98%	—	—	1.98%
Short-term and long-term investments	$35,130	$107,815	$16,855	$159,800
Average interest rates	4.06%	3.10%	3.48%	3.35%
Liabilities
Bank line of credit	—	—	—	—
Average interest rates*	2.53%	—	—	2.53%

*
(30-day average LIBOR + .65%)

        The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected above based on the short maturities of these financial instruments. Short-term and long-term investments consist of U.S., state and municipal government obligations and foreign and domestic public corporate debt and equity securities, of which $4.6 million was invested in certain publicly traded equity securities at March 31, 2002. These investments are subject to market price fluctuations which are primarily influenced by changes in interest rates, and are marked to market each period by recording an unrealized gain or loss in stockholders' equity. If we sell these investments prior to their maturity, we may incur a charge to operations in the period the sale took place. For the three months ended March 31, 2002, we have realized $583,000 in losses related to the sale or write-down of our investments in certain publicly traded equity securities and, at March 31, 2002, have recorded unrealized losses of $1.6 million related to these equity securities.

        A substantial majority of our sales are denominated in US dollars. Only a minor amount of foreign bills are paid in currencies other than the US dollar and these bills are funded at the time of payment. However, in connection with the acquisition of PictureTel, we are selling iPower products and related services in some local currencies which have increased our foreign currency exchange rate fluctuation risk. We may also decide to expand the type of products we sell in foreign currencies thereby further increasing our foreign exchange risk. While we do not hedge for speculative purposes, in the event of a significant transaction due in a foreign currency, we may enter into a foreign currency forward exchange contract for hedging purposes.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

  From time to time, we are involved in various legal proceedings arising from the normal course of business activities. In addition, from time to time, third parties assert patent or trademark infringement claims against us in the form of letters and other forms of communication. We do not believe that any of these legal proceedings or claims is likely to have a material adverse effect on our consolidated results of operations or our financial condition.

Item 2. CHANGES IN SECURITIES

  Not Applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

  Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

Item 5. OTHER INFORMATION

  Not Applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
List of Exhibits

Exhibit No.	Description
10.1	Summary of Arrangement between the Company and Philip B. Keenan
(b)
Reports on Form 8-K:

(1)
On January 7, 2002, we filed a Current Report on Form 8-K dated January 7, 2002 with the Securities and Exchange Commission (the "Commission") to provide certain financial information to illustrate what the consolidated results of operations and the consolidated financial position of the combined businesses of Polycom and PictureTel Corporation might have looked like had our acquisition of PictureTel occurred on January 1, 2000 for statement of operations purposes and on September 30, 2001 for balance sheet purposes. The following financial statements were filed as exhibits to this Current Report on Form 8-K:

Exhibit No.	Description
99.1	Unaudited Pro Forma Condensed Combined Consolidated Financial Statements as of September 30, 2001, for the nine-month period ended September 30, 2001 and for the year ended December 31, 2000.
99.2	Consolidated Financial Statements of PictureTel Corporation as of and for the three- and nine-month periods ended September 29, 2001. (Unaudited).
99.3	Consolidated Financial Statements of PictureTel Corporation as of December 31, 2000 and 1999 and for each year in the three year period ended December 31, 2000.

  (2)
  On January 23, 2002, we filed a Current Report on Form 8-K dated January 23, 2002 with the Commission to report that we issued a press release on January 23, 2002 reporting our operating results for the fourth quarter ended December 31, 2001.

  (3)
  On January 24, 2002, we filed Amendment No. 1 to the Current Report on Form 8-K dated January 7, 2002 with the Commission to provide certain updated financial information previously filed with the Current Report on Form 8-K dated January 7, 2002. The following financial statements were filed as an exhibit to this Amendment No. 1 to the Current Report on Form 8-K dated January 7, 2002:

Exhibit No.	Description
99.1	Unaudited Pro Forma Condensed Combined Consolidated Financial Statements as of September 30, 2001, for the nine-month period ended September 30, 2001 and for the year ended December 31, 2000.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2002	POLYCOM, INC.
/s/ Michael R. Kourey Michael R. Kourey Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

POLYCOM, INC. INDEX REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
  PART 1 FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
POLYCOM, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands, except share data)
POLYCOM, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in thousands, except per share amounts)
POLYCOM, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
POLYCOM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 2. CHANGES IN SECURITIES
  Item 3. DEFAULTS UPON SENIOR SECURITIES
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 5. OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE