Form 10-Q/A
period 2002-03-31
POLYCOM INC
filed 2002-06-07
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________to ____________

COMMISSION FILE NUMBER 000-27978

POLYCOM, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3128324 (IRS employer identification number)

1565 BARBER LANE, MILPITAS, CA. (Address of principal executive offices)	95035 (Zip Code)

(Registrant’s telephone number, including area code, is (408) 526-9000)

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

                There were 100,084,013 shares of the Company’s Common Stock, par value $.0005, outstanding on April 30, 2002.

EXPLANATORY NOTE

                This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002 filed with the Securities and Exchange Commission on May 10, 2002. This Form 10-Q/A is being filed solely for the purpose of amending Management’s Discussion and Analysis of Financial Condition and Results of Operations wherein it was stated that revenues from North America and Latin America decreased slightly in the first quarter of 2002 over the same period in 2001, when in fact revenues from such regions increased in the first quarter of 2002 over the comparable period.

                Accordingly, by this amendment, the Company is amending the last sentence of the first paragraph appearing in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Net Revenues” to read in its entirety as follows:

“On a regional basis, Latin America, Asia, North America and Europe revenues increased 113%, 46%, 39% and 32%, respectively, in the first quarter of 2002 over the first quarter of 2001.”

                No other changes in the Form 10-Q filed on May 10, 2002 are being made by this Form 10-Q/A, and there are no changes in reported financial results.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, and has not been updated to reflect events occurring subsequent to the original filing date.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 7, 2002	POLYCOM, INC.

/s/ Michael R. Kourey
Michael R. Kourey Senior Vice President, Finance and Administration, and Chief FinancialOfficer (Principal Financial and Accounting Officer)