Form 10-Q
period 2002-06-30
POLYCOM INC
filed 2002-08-08
CIK 1010552

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

COMMISSION FILE NUMBER 000-27978

POLYCOM, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3128324 (IRS employer identification number)
4750 Willow Road, Pleasanton, CA. (Address of principal executive offices)	94588 (Zip Code)

(Registrant's telephone number, including area code, is (925) 924-6000)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        There were 99,803,136 shares of the Company's Common Stock, par value $.0005, outstanding on July 31, 2002.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

PART 1 FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

POLYCOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2002	December 31, 2001
ASSETS
Current assets
Cash and cash equivalents	$264,244	$126,832
Short-term investments	29,137	23,348
Trade receivables, net of allowance for doubtful accounts of $4,825 at June 30, 2002 and $4,816 at December 31, 2001	88,630	89,309
Inventories	33,473	48,173
Deferred taxes	49,941	49,941
Prepaid expenses and other current assets	19,581	14,646

Total current assets	485,006	352,249
Property and equipment, net	29,083	28,945
Long-term investments	204,051	68,682
Goodwill	297,228	299,445
Purchased intangibles, net	41,622	47,618
Deferred taxes	14,927	15,184
Other assets	6,300	9,042

Total assets	$1,078,217	$821,165

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$42,557	$31,418
Accrued payroll and related liabilities	10,131	9,864
Taxes payable	29,238	24,053
Deferred revenue	20,414	20,878
Other accrued liabilities	46,487	64,387

Total current liabilities	148,827	150,600
Long-term liabilities	26,250	26,579

Total liabilities	175,077	177,179

Stockholders' equity
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares at June 30, 2002 and December 31, 2001; Issued and outstanding: One at June 30, 2002 and December 31, 2001	—	—
Common stock, $0.0005 par value; Authorized: 175,000,000 shares at June 30, 2002 and December 31, 2001; Issued: 100,263,343 shares at June 30, 2002 and 91,475,974 shares at December 31, 2001; Outstanding: 99,598,124 shares at June 30, 2002 and 91,112,417 shares at December 31, 2001	50	46
Additional paid-in capital	885,570	641,298
Cumulative other comprehensive income (loss)	(1,033)	328
Unearned stock-based compensation	(940)	(1,244)
Treasury stock, at cost, 665,219 shares at June 30, 2002 and 363,557 shares at December 31, 2001	(15,389)	(11,182)
Retained earnings	34,882	14,740

Total stockholders' equity	903,140	643,986

Total liabilities and stockholders' equity	$1,078,217	$821,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net revenues	$124,954	$84,470	$259,465	$180,687
Cost of net revenues	54,897	36,365	113,934	77,269

Gross profit	70,057	48,105	145,531	103,418

Operating expenses:
Sales and marketing	26,065	17,436	49,892	36,049
Research and development	19,504	13,671	39,744	27,861
General and administrative	8,525	4,407	16,318	9,162
Acquisition-related costs	1,530	1,362	2,723	11,044
Purchased in-process research and development	900	2,450	900	2,450
Amortization of purchased intangibles	4,411	304	8,339	304
Amortization of goodwill	—	705	—	705
Litigation settlement	—	—	(257)	—

Total operating expenses	60,935	40,335	117,659	87,575

Operating income	9,122	7,770	27,872	15,843
Interest income, net	2,359	3,225	4,170	7,207
Loss on strategic investments	(4,044)	(1,523)	(4,627)	(1,523)
Other income (expense), net	333	(544)	366	(479)

Income before provision for income taxes	7,770	8,928	27,781	21,048
Provision for income taxes	2,137	2,593	7,640	8,268

Net income	$5,633	$6,335	$20,141	$12,780

Basic net income per share	$0.06	$0.08	$0.20	$0.15

Diluted net income per share	$0.06	$0.07	$0.20	$0.15

Weighted average shares outstanding for basic net income per share	100,211	83,020	98,834	82,722

Weighted average shares outstanding for diluted net income per share	101,564	86,492	100,788	86,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net income	$20,141	$12,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,413	5,825
Purchased in-processed research and development	900	2,450
Amortization of purchased intangibles	8,339	304
Amortization of goodwill	—	705
Provision for doubtful accounts	2,611	282
Provision for excess and obsolete inventories	3,883	4,866
Tax benefit from exercise of stock options	1,941	5,132
Amortization of unearned stock-based compensation	296	254
Loss on disposals of property and equipment	—	933
Loss on strategic investments	4,627	1,523
Changes in assets and liabilities, net of effect of acquisitions:
Trade receivables	532	12,774
Inventories	10,817	(2,940)
Deferred taxes	257	2,248
Prepaid expenses and other current assets	(5,442)	(8,378)
Accounts payable	11,137	(14,170)
Taxes payable	4,985	157
Other accrued liabilities	(19,766)	(1,905)

Net cash provided by operating activities	52,671	22,840

Cash flows from investing activities:
Purchase of property and equipment	(7,251)	(5,103)
Proceeds from sale and maturity of investments	80,700	86,732
Purchase of investments	(226,310)	(144,151)
Purchase of convertible note receivable	—	(41,500)
Net cash received in purchase acquisitions	93	1,436
Purchase of trade name	—	(250)

Net cash used in investing activities	(152,768)	(102,836)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	4,221	6,936
Proceeds from exercise of warrants	—	49
Purchase of treasury stock	(4,207)	—
Proceeds from stock offering, net of issuance costs	237,495	—

Net cash provided by financing activities	237,509	6,985

Net increase (decrease) in cash and cash equivalents	137,412	(73,011)
Cash and cash equivalents, beginning of period	126,832	189,399

Cash and cash equivalents, end of period	$264,244	$116,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

        The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2002, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2002 and 2001 and condensed consolidated statements of cash flows for the six month periods ended June 30, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

        The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

        The Company uses a 52-53 week fiscal year. As a result, a fiscal year or quarter may not end as of the same day as the calendar period. However, for convenience of presentation, the accompanying condensed consolidated financial statements are presented as ended on June 30 and December 31 of each applicable period.

        Certain items in prior period's financial statements have been reclassified to conform to current period's format.

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

        The Company adopted SFAS 142 on January 1, 2002. In accordance with the new standard, the Company stopped amortizing goodwill related to its acquisition of Circa Communications Ltd. This resulted in a permanent decrease in goodwill amortization expense of approximately $700,000 per quarter through the first quarter of 2004. Under the transition rules of SFAS 142, business combinations completed after July 1, 2001, but prior to January 1, 2002, were accounted for in accordance with SFAS 142, and consequently, the goodwill balances resulting from the PictureTel and ASPI acquisitions have never been amortized. Also, the Company reclassified the purchased intangible asset, acquired work force, to goodwill since it did not meet the criteria to be recorded separately from goodwill. Further, the Company will no longer amortize the trade name purchased intangible as it was deemed to have an indefinite life.

        The Company completed its transitional goodwill impairment test outlined under SFAS 142 which required us to assess goodwill for impairment as of January 1, 2002 by determining and comparing the fair value of its reporting units to the reporting unit's carrying value as of that date. Based on the results of this impairment test, the Company's goodwill assets were not impaired as of January 1, 2002. The Company plans to conduct its annual impairment test in the fourth quarter of 2002 and every year thereafter. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment, and, in addition, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill impairment tests.

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

        In September of 2001, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09 ("EITF 01-09"), "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." Under EITF 01-09, generally, any consideration given by a vendor to a customer, a reseller or a customer of a reseller should be accounted for as a reduction of revenue. The Company adopted EITF 01-09 on January 1, 2002 and this adoption had no impact on the Company's consolidated financial position, results of operations or cash flows.

        In July 2002, the Financial Accounting and Standards Board issued Statements of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that SFAS 146 will not have a material impact on its financial position, results of operations or cash flows.

3.    INVENTORIES

        Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out ("FIFO") method. Inventories consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$8,051	$15,412
Work in process	493	1,101
Finished goods	24,929	31,660

	$33,473	$48,173

4.    OTHER ACCRUED LIABILITIES

        Other accrued liabilities consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Accrued expenses	$14,752	$22,342
Current portion of restructuring reserves	7,933	14,460
Warranty reserves	9,256	9,123
Sales tax payable	1,893	1,930
Employee stock purchase plan withholding	2,344	1,637
Other accrued liabilities	10,309	14,895

	$46,487	$64,387

        The Company had approximately $21.1 million and $23.9 million, at June 30, 2002 and December 31, 2001, respectively, of restructuring reserves classified as a long-term liability which relate to severance payments, facility closings and lease termination liabilities. See Note 13 of these notes to condensed consolidated financial statements.

5.    PUBLIC STOCK OFFERING

        In February 2002, the Company completed an equity offering in which it sold 8,050,000 shares of common stock, including an over-allotment option of 1,050,000 shares exercised by the underwriters, at a price of $31.20 per share for proceeds to the Company of approximately $237 million, net of issuance costs. The Company intends to use the net proceeds from this offering primarily for general corporate purposes, including working capital and capital expenditures, as well as for acquisitions of complementary businesses or technologies.

6.    BANK LINE OF CREDIT

        The Company has available a $25 million revolving line of credit with a bank under an agreement dated November 15, 2001. Borrowings under the line are unsecured and bear interest at the bank's prime rate (4.75% at June 30, 2002) or at the London interbank offered rate (LIBOR) used by the bank plus 0.65% (approximately 2.49% to 2.51%, depending on the term of the borrowings at June 30, 2002). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels and other related items. The line of credit expires on December 3, 2003. There were no amounts outstanding under this facility as of June 30, 2002 and the Company was in compliance with all applicable financial covenants and restrictions for the periods presented.

7.    EARNINGS PER SHARE (EPS) DISCLOSURES

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

        A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator—basic and diluted EPS
Net income	$5,633	$6,335	$20,141	$12,780

Denominator—basic EPS
Weighted average common stock outstanding	100,640	83,034	99,231	82,753
Treasury shares	(426)	—	(395)	—
Shares subject to repurchase	(3)	(14)	(2)	(31)

Total shares used in calculation of basic EPS	100,211	83,020	98,834	82,722

Basic net income per share	$0.06	$0.08	$0.20	$0.15

Denominator—diluted EPS
Denominator—shares used in the calculation of basic EPS	100,211	83,020	98,834	82,722
Effect of dilutive securities:
Common stock options	1,350	3,458	1,952	3,372
Shares subject to repurchase	3	14	2	31

Total shares used in calculation of diluted EPS	101,564	86,492	100,788	86,125

Diluted net income per share	$0.06	$0.07	$0.20	$0.15

        For the three months ended June 30, 2002 and 2001, approximately 9,498,082 and 6,667,416, respectively, and for the six months ended June 30 2002 and 2001, approximately 5,959,623 and 5,957,140, respectively, of securities such as stock options were excluded from the denominator in the computation of diluted net income per share as their effect would be anti-dilutive.

8.    BUSINESS SEGMENT INFORMATION

        The Company operates in one business segment called Communications and markets its products and services in the United States and in foreign countries primarily through channel partners. The Company has five product lines: video communications, voice communications, network systems, iPower-related services and network access. The percentage of total net revenues for the product lines were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Video communications	57%	47%	59%	48%
Voice communications	16	23	15	23
Network systems	18	25	17	22
IPower-related services	7	—	7	—
Network access	2	5	2	7

Total net revenues	100%	100%	100%	100%

9.    COMPREHENSIVE INCOME

        The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income	$5,633	$6,335	$20,141	$12,780
Reclassification adjustments for losses realized in net income	59		924
Change in unrealized gains (losses) on marketable securities	1,554	718	(2,447)	880
Change in foreign currency translation	80	—	162	—

Comprehensive income	$7,326	$7,053	$18,780	$13,660

10.    INVESTMENTS

        Short-term and long-term investments consist of U.S., state and municipal government obligations and foreign and domestic public corporate debt and equity securities, of which $1.1 million and $9.7 million were strategically invested in certain publicly traded equity securities at June 30, 2002 and December 31, 2001, respectively. At June 30, 2002 and December 31, 2001, short-term investments maturing within one year totaled approximately $29.1 million and $23.3 million, respectively, and long-term investments with maturities greater than one year totaled approximately $204.1 million and $68.7 million respectively. All short and long-term investments are carried at fair value based on quoted market prices at the end of the reporting period, with unrealized gains and losses on these investments recorded as a component of stockholders' equity, except warrants to purchase publicly traded equity securities which are marked to market through the statement of operations. If these investments are sold at a loss or have permanently declined in value, a charge to operations would be recorded. During the three and six month periods ended June 30, 2002, the Company recorded a loss totaling $1.9 million and $2.5 million, respectively, related to the sale of its strategic investments in publicly traded equity securities and the write-down of its warrants to purchase publicly traded equity securities, which is reflected in "Loss on strategic investments" in the statements of operations. No realized losses or permanent declines in value were recorded in the three and six month periods ended June 30, 2001 related to these publicly traded equity securities. At June 30, 2002 and December 31, 2001, the Company had unrealized losses of $1.7 million and unrealized gains of $93,000, respectively, related to its strategic investments in publicly traded equity securities.

        For strategic reasons we have made various investments in private companies. The private company investments are carried at cost less any impairment write-downs and are recorded in "Other assets" in our condensed consolidated balance sheets. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. These investments had a carrying value of $935,000 and $4.3 million as of June 30, 2002, and December 31, 2001, respectively, and have been permanently written down a total of $11.1 million from original cost, which has been reflected in "Loss on strategic investments" in the statements of operations, including $2.1 million in the three and six month periods ended June 30, 2002 and $1.5 million in the three and six month periods ended June 30, 2001.

11.    BUSINESS COMBINATIONS

        On June 20, 2002, the Company completed the acquisition of privately-held MeetU.com, Inc. ("MeetU"), a leading developer of web collaboration software. The primary reason for the acquisition and the factors that contributed to the recognition of goodwill relate to MeetU's ability to deliver core technology in the web collaboration arena. This technology will allow the Company to recognize synergies between the web collaboration software and our voice and video product lines to enable us to deliver complete end-to-end collaboration solutions.

        The Company acquired all the outstanding capital stock of MeetU for a total consideration of $2.7 million consisting of 41,553 shares of Polycom common stock, with an aggregate value of $616,900, $1.8 million of previous cash investments by the Company, $30,000 in cash and approximately $243,000 of acquisition costs. Additional shares of Polycom common stock are issuable upon the successful completion of five revenue based earn-out thresholds prior to June 20, 2005. The Company may be required to issue additional shares of the Company's common stock each time an earn-out threshold is achieved. Assuming all earn-out thresholds are achieved prior to June 20, 2005, the Company would be required to issue a total of $3.5 million to $10.5 million of common stock depending upon the average closing price of the Company's common stock during the thirty days prior to achievement of each earn-out threshold. This additional consideration would increase goodwill and the total purchase consideration. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

        The amount allocated to in-process research and development was determined by management using an independent appraisal based on established valuation techniques in the high-technology industry and was expensed upon acquisition because the technological feasibility had not been established and no future alternative uses existed. The cost approach, which uses the concept that replacement cost is an indicator of fair value, was the primary technique utilized in valuing the in-process research and development. The cost approach is based on the premise that a prudent investor would pay no more for an asset than the cost to replace that asset with a new one. Replacement cost was based on total costs, net of the unrealized income tax deduction benefit, spent developing the in-process technology from MeetU's inception to the acquisition date. It is reasonably possible that the development of this technology could fail because of either prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside of the Company's control such as a change in the market for the resulting developed products. In addition, at such time that the project is completed it is reasonably possible that the completed products do not receive market acceptance or that the Company is unable to produce and market the product cost effectively.

        In accordance with SFAS 142, goodwill originating from the MeetU acquisition has not been amortized. Purchased intangible assets are being amortized on a straight-line basis over a period of three years. For the three and six month periods ended June 30, 2002, amortization associated with the purchased intangible assets totaled approximately $27,000. The purchase price allocation presented in the table below is preliminary pending the Company's final assessment of the fair value of the assets acquired and liabilities assumed.

        Since June 21, 2002, the results of operations of MeetU have been included in the Company's consolidated statements of income. Pro forma results of operations have not been presented as the effects of this acquisition were not material on an individual basis.

        During the year ended December 31, 2001, the Company completed the acquisitions of PictureTel Corporation ("PictureTel"), a leader in visual collaboration, Atlanta Signal Processors, Inc. ("ASPI"), a manufacturer of voice products for the installed voice systems market, Circa Communications Ltd. ("Circa"), a leading developer of voice over internet protocol (VoIP) telephony products and Accord Networks Ltd. ("Accord"), a leading provider of next-generation, rich-media network products that enable Internet Protocol (IP) and other network voice and video communications in both the customer premises and service provider markets. No acquisitions were completed during the first quarter of 2002. The PictureTel, ASPI and Circa acquisitions were accounted for using the purchase method, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. In connection with the Circa acquisition, up to an additional 421,554 shares of Polycom common stock will be released from escrow upon the successful completion of certain revenue based earn-out thresholds. The operating results of these businesses are included in these condensed consolidated financial statements as of and for the six months ended June 30, 2002 from the date of acquisition. A summary of the purchase business combination transactions as of the acquisition date is as follows (in thousands):

Acquisition Date	Acquired Company	Consideration Paid	In-process R&D Expense	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets	Unearned Stock-based Compensation
June 20, 2002	MeetU	$2,690	$900	$56	$2,900	$(1,166)	$—
November 30, 2001	ASPI	5,992	900	2,210	4,100	(1,972)	754
October 18, 2001	PictureTel	412,868	49,292	292,428	42,821	28,327	—
April 2, 2001	Circa	14,604	2,450	8,454	3,650	(730)	780

Totals		$436,154	$53,542	$303,148	$53,471	$24,459	$1,534

        The following unaudited pro forma financial information reflects the results of operations for the three and six month periods ended June 30, 2002 and 2001 as if the PictureTel acquisition had occurred at the beginning of each period presented. The pro forma financial information includes $4.2 million of nonrecurring charges related to workforce reductions and acquisition costs incurred by PictureTel in the three and six month periods ended June 30, 2001. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of each period presented, and may not be indicative of future operating results, (unaudited, in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenues	$124,954	$133,335	$259,465	$275,857
Net income	$5,633	$(5,650)	$20,141	$(8,980)
Net income per share:
Basic	$0.06	$(0.07)	$0.20	$(0.10)
Diluted	$0.06	$(0.07)	$0.20	$(0.10)
Weighted average shares:
Basic	100,211	77,167	98,834	89,295
Diluted	101,564	77,167	100,788	89,295

        The acquisition of Accord was completed on February 28, 2001 and was accounted for as a pooling of interests. Accordingly, Polycom's historical condensed consolidated financial statements presented were restated to include the accounts and results of operations of Accord for the periods presented. All intercompany transactions between the two companies have been eliminated in consolidation. Polycom and Accord had the same fiscal year ends of December 31. The following table reconciles Polycom's original revenues and earnings to the combined amounts (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenues:
Polycom	$124,954	$84,470	$259,465	$170,911
Accord Networks	—	—	—	9,776

Combined net revenues	$124,954	$84,470	$259,465	$180,687

Net income:
Polycom	$5,633	$6,335	$20,141	$12,698
Accord Networks	—	—	—	82

Combined net income	$5,633	$6,335	$20,141	$12,780

Basic net income per share:
Polycom	$0.06	$0.08	$0.20	$0.15
Accord Networks	—	—	—	—

Combined basic net income per share	$0.06	$0.08	$0.20	$0.15

Diluted net income per share:
Polycom	$0.06	$0.07	$0.20	$0.15
Accord Networks	—	—	—	—

Combined diluted net income per share	$0.06	$0.07	$0.20	$0.15

12.    GOODWILL AND PURCHASED INTANGIBLES

        The following table presents details of the Company's goodwill (in thousands):

Balance at December 31, 2001	$299,445
Add: Reclassification of acquired workforce intangible	525
Less: Pre-acquisition contingency adjustments	(2,802)

Balance at March 31, 2002	$297,168
Add: Goodwill acquired in the MeetU purchase acquisition	56
Add: Pre-acquisition contingency adjustments	4

Balance at June 30, 2002	$297,228

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

        The following table presents details of the Company's total purchased intangible assets as of June 30, 2002 (in thousands):

Purchased Intangible Assets	Gross	Accumulated Amortization	Other Adjustments	Net
Core and developed technology	$23,978	$(4,832)	$—	$19,146
Patents	8,668	(2,027)	—	6,641
Customer and partner relationships	19,625	(5,120)	—	14,505
Acquired workforce	700	(175)	(525)	—
Trade name	1,021	(94)	—	927
Other	500	(97)	—	403

Total	$54,492	$(12,345)	$(525)	$41,622

        The Company determined that the purchased trade name intangible was deemed to have an indefinite life upon adoption of SFAS 142 as the Company expects to generate cash flows related to this asset indefinitely. Consequently, the trade name is no longer amortized but is reviewed for impairment annually or sooner under certain circumstances.

        The estimated future amortization expense of purchased intangible assets as of June 30, 2002 is as follows (in thousands):

Year ending December 31,	Amount
2002 (remaining six months)	$8,787
2003	17,590
2004	13,861
2005	457

Total	$40,695

        In accordance with the transitional disclosures outlined in SFAS 142, the following tables reconcile and summarize reported results for the three and six month periods ended June 30, 2002 and 2001 and the years ended December 31, 2001, 2000 and 1999, adjusted to exclude amortization of goodwill, assembled workforce and trade name intangible assets, as if SFAS 142 had been applied at the beginning of each period presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)
	2002	2001	2002	2001
Reported net income	$5,633	$6,335	$20,141	$12,780
Add back:
Goodwill, trade name and acquired workforce amortization	—	780	—	780

Adjusted net income	$5,633	$7,115	$20,141	$13,560

Reported basic net income per share	$0.06	$0.08	$0.20	$0.15
Add back:
Goodwill, trade name and acquired workforce amortization	—	0.01	—	0.01

Adjusted basic net income per share	$0.06	$0.09	$0.20	$0.16

Reported diluted net income per share	$0.06	$0.07	$0.20	$0.15
Add back:
Goodwill, trade name and acquired workforce amortization	—	0.01	—	0.01

Adjusted diluted net income per share	$0.06	$0.08	$0.20	$0.16

	Year ended December 31,
(in thousands, except per share amounts)
	2001	2000	1999
Reported net (loss) income	$(27,700)	$37,463	$29,717
Add back:
Goodwill, trade name and acquired workforce amortization	2,382	—	—

Adjusted net (loss) income	$(25,318)	$37,463	$29,717

Reported basic net (loss) income per share	$(0.33)	$0.50	$0.45
Add back:
Goodwill, trade name and acquired workforce amortization	0.03	—	—

Adjusted basic net income (loss) per share	$(0.30)	$0.50	$0.45

Reported diluted net (loss) income per share	$(0.33)	$0.45	$0.38
Add back:
Goodwill, trade name and acquired workforce amortization	0.03	—	—

Adjusted diluted net (loss) income per share	$(0.30)	$0.45	$0.38

13.    ACQUISITION-RELATED COSTS AND LIABILITIES

        In the three and six month periods ended June 30, 2002, the Company recorded a charge to operations of $1.5 million and $2.7 million, respectively, for integration costs primarily related to the PictureTel acquisition. In the three and six month periods ended June 30, 2001, the Company recorded a charge to operations of $1.4 million and $11.0 million, respectively, related to the Accord and Circa acquisitions. For the six months ended June 30, 2001, the acquisition-related charges consisted of restructuring charges of $2.3 million, asset impairments of $1.1 million and other acquisition costs of $7.6 million including outside financial advisory, legal and accounting services. In addition, the

$1.4 million charge for the three months ended June 30, 2001 was related to other acquisition costs. These charges, and charges in prior periods related to the Company's acquisitions of PictureTel, Circa and ASPI, include the cost of actions designed to improve the Company's combined competitiveness, productivity and future profitability, and primarily relate to the elimination of redundant and excess facilities and workforce in the Company's combined businesses and the elimination of redundant assets.

        The following table summarizes the status of the Company's acquisition-related and restructuring liabilities:

	Facility Closings	Severance and Related Benefits	Other Exit Costs	Merger Fees & Expenses
Balance at January 1, 2001	$—	$—	$—	$4,467
2001 Charges	1,429	2,311	309	12,602
2001 Liabilities assumed through purchase acquisitions	24,081	14,088	—	—
2001 Cash Payments and other usage	(137)	(5,359)	(126)	(15,258)

Balance at December 31, 2001	25,373	11,040	183	1,811
Charges in the six months ended June 30, 2002	—	—	—	2,723
Liabilities assumed through purchase acquisitions	31	277	—	—
Cash payments and other usage in the six months ended June 30, 2002	(1,774)	(5,894)	(183)	(4,534)

Balance at June 30, 2002	$23,630	$5,423	$—	$—

Facility closings

        The facility closings liability is primarily related to estimated lease termination costs and the net present value of the minimum lease payments for vacated and redundant facilities that the Company intends to sublease or negotiate a lease termination settlement. The Company has netted estimated sublease cash receipts against its lease obligations to determine the minimum lease payments for the facilities it intends to sublease. The longest lease term for facilities identified for a sublease arrangement extends to 2014. The Company also assumed liabilities related to facility closings totaling $24.1 million from the acquisitions of PictureTel, ASPI and MeetU. Estimates of sublease income are based on current comparable rates for leases in the respective markets. If facilities rental rates decrease in these markets or if it takes longer than expected to sublease these facilities, or if costs related to subleasing or terminating lease obligations are greater than expected, the actual loss could differ from these estimates and would result in further increases to this liability. These potential increases to the liability would be charged to goodwill on the balance sheet if they relate to facilities acquired from the acquisitions and occur during the acquisition's allocation period. Otherwise the increases would be a charged to operations.

Severance and related benefits

        The severance and related benefits liability is for workforce reductions that were initiated in 2001 and 2002. These workforce reductions are substantially complete as of June 30, 2002. Severance payments are being made through the end of 2004. In addition, the Company assumed liabilities related to severance totaling $14.4 million from the acquisitions of PictureTel, ASPI and MeetU.

Other exit costs

        Other exit costs related to payment obligations that carried no future benefit to the Company's combined operations and were completed as of June 30, 2002.

14.    INCOME TAXES

        The Company's effective tax rate for the three and six month periods ended June 30, 2002 is 27.5% which resulted in a provision for income taxes of $2.1 million and $7.6 million, respectively. The effective tax rate for the three and six month periods ended June 30, 2001 was 29.0% and 39.3%, respectively which resulted in a provision for income taxes of $2.6 million and $8.3 million, respectively. The reductions in the effective tax rates are primarily the result of a decrease in nondeductible acquisition- related costs and an increase in foreign earnings subject to relatively lower tax rates. The Company's effective tax rate differs from the statutory tax rate primarily due to foreign earnings which are subject to relatively lower tax rates.

15.    SHARE REPURCHASE PROGRAM

        In June 2002, the Board of Directors approved a plan to repurchase up to 3.5 million shares of the Company's common stock in the open market or privately negotiated transactions. As of June 30, 2002, the Company had repurchased approximately 300,000 shares in the open market.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS AND OPERATING COSTS AND EXPENSES, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "OTHER FACTORS AFFECTING FUTURE OPERATIONS" IN THIS DOCUMENT AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 AND OUR SUBSEQUENT REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002.

Overview

        We were incorporated in December 1990. We were engaged principally in research and development from inception through September 1992, when we began volume shipments of our first voice communications product, the SoundStation. Currently, our voice communications products consist principally of the SoundStation, VoiceStation, SoundPoint, Vortex and VoIP product families. In January 1998, we completed the acquisition of ViaVideo Communications, Inc., or ViaVideo, a development stage company that designed and developed high quality, low cost, easy-to-use, group video communications systems. In February 1998, we began customer shipments of our ViewStation products. Currently, our video communications products consist principally of the ViewStation, iPower, Visual Concert, GMS, PathNavigator and ViaVideo product families. In December 1999, we acquired Atlas Communication Engines, Inc., or Atlas, a privately held OEM supplier of integrated access devices, or IADs, and an emerging supplier of digital subscriber line, or DSL, routers which provide voice and data over DSL networks. Our current network access product offerings are comprised of our NetEngine line of IADs and DSL routers. In February 2001, we acquired Accord Networks Ltd., or Accord, a leading provider of next generation, rich-media network products that enable Internet Protocol and other network voice and video communications in both the customer premises and service provider markets. Accord's products were our initial network systems product offerings. Currently, our network systems products consist principally of the MGC and GW, Voice Bridge and WebOffice line of products which provide multipoint video connectivity and gateway capability through disparate networks.

        In the fourth quarter of 2001, we completed our acquisitions of PictureTel Corporation, or PictureTel, and Atlanta Signal Processors, Inc, or ASPI, in the second quarter of 2001, we completed our acquisition of Circa Communications Ltd and in the second quarter of 2002, we completed our acquisition of MeetU.com, Inc. Our condensed consolidated financial statements for the first six months of 2002 include the effects of the PictureTel and ASPI acquisitions on our consolidated results of operations and cash flows. MeetU is included in our consolidated results of operations and cash flows from June 21, 2002, the date of acquisition.

        Through June 30, 2002, we derived a substantial majority of our net revenues from sales of our ViewStation, iPower, network systems, SoundStation products and iPower related services. We anticipate that our ViewStation, iPower, network systems, SoundStation products and iPower related services will account for a substantial majority of our net revenues for at least the next twelve months. Any factor adversely affecting the demand or supply for these products would harm our business, financial condition, cash flows and results of operations.

Results of Operations for the Three and Six Month Periods Ended June 30, 2002 and 2001

        The following table sets forth, as a percentage of net revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net revenues	100%	100%	100%	100%
Cost of net revenues	44	43	44	43

Gross profit	56	57	56	57

Operating expenses:
Sales and marketing	21	21	19	20
Research and development	16	16	16	15
General and administrative	7	5	6	5
Acquisition-related costs	1	2	1	6
Purchased in-process research and development	1	3	—	1
Amortization of goodwill	—	1	—	1
Amortization of purchased intangibles	3	—	3	—
Litigation settlement	—	—	—	—

Total operating expenses	49	48	45	48

Operating income	7	9	11	9
Interest income, net	2	4	2	4
Loss on strategic investments	(3)	(2)	(2)	(1)
Other income (expense)	1	(1)	—	—

Income before provision for income taxes	7	10	11	12
Provision for income taxes	2	3	3	5

Net income	5%	7%	8%	7%

Net Revenues

        Net revenues for the three months ended June 30, 2002 increased 48% over the same period of 2001. This increase was due primarily to increased sales volume of our video communications products and iPower-related services. The video communications products net revenues increased to $71.7 million in the second quarter of 2002 from $39.3 million in the second quarter of 2001. Although the ViewStation product line contributed to the increase in video communication net revenues, this growth was also due to the addition of the iPower video product line added through the acquisition of PictureTel in October 2001. Due to the timing of this acquisition, no iPower product revenue is reflected in the prior year numbers. Similarly, the iPower-related services net revenues was $8.1 million compared to nothing reported in the same period of 2001, as this revenue stream was also added through the acquisition of PictureTel. Further, growth in the network systems and voice communications product lines sales volume contributed slightly to the increase in net revenues. These increases were offset somewhat by decreases in sales volume in our network access products in the second quarter of

2002 when compared to the same period of 2001. On a regional basis, Asia, Latin America, North America and Europe revenues increased 63%, 48%, 46% and 40%, respectively, in the second quarter of 2002 over the second quarter of 2001.

        Net revenues for the six months ended June 30, 2002 increased 44% over the same period last year. This growth was due primarily to growth in sales volume of our ViewStation product line and the addition of our iPower video product line and iPower-related services, and to a lesser extent, network systems products. This growth was offset by a sales volume decrease in the network access product line and a mix shift to low-end voice communications products. The lower sales volume of network access products was due to significant delays in the deployment of DSL as discussed below.

        A major contributor to the expected growth of the broadband market has been the deployment of DSL. Beginning in the second half of 2000 and continuing through the second quarter of 2002, many DSL providers experienced delays in delivering their service which caused financial troubles for these companies. These DSL providers are customers of our network access products through OEM providers that we use as channel partners. These service delays slowed the expected growth in this market which in turn slowed sales volumes of our network access products. As a result, network access product revenues decreased 62% for the first six months of 2002 compared to the first six months of 2001. If these conditions persist for the remainder of 2002, they will continue to negatively impact revenues from our network access products.

        In the three and six month periods ended June 30, 2002 and 2001, we derived a substantial majority of our net revenues from sales of our video communication, voice communication and network systems products and related services. No customer accounted for more than 10% of our net revenues for the three and six month periods ended June 30, 2002 and 2001. See Note 8 of Notes to Condensed Consolidated Financial Statements for information regarding revenues by product line.

        Our business is subject to the risks arising from domestic and global economic conditions. During 2001 and continuing through the second quarter of 2002, the economic downturn in the United States slowed overall spending to the point where industries delayed or reduced technology purchases. If this economic downturn and uncertainty in technology spending continues for the remainder of 2002, it will likely have an adverse affect on our results of operations. If our customers delay or reduce orders for our products, we will fall short of our revenue expectations for any given quarter in 2002, as we did in the second quarter of 2002, or for the entire year. These conditions would negatively affect our business and financial performance as they did in 2001 and the second quarter of 2002. For example, in the second quarter of 2002, these conditions resulted in sequentially weaker video communications product revenue from the first quarter of 2002 and an increase in video communications product inventory held by our channel partners. The extent of adverse economic conditions over the remainder of 2002 is difficult to predict at this time, which represents a significant uncertainty with respect to our 2002 operating results. In addition, weakness in the end-user market for our products could negatively affect the revenue and cash flow of our channel partners who could, in turn delay orders and delay paying their obligations to us. This could harm our revenues, profitability, financial condition and cash flow.

        International net revenues, or revenues outside of Canada and the U.S., accounted for 42% and 41% of total net revenues for the three months ended June 30, 2002 and 2001, respectively, and 41% and 40% of total net revenues for the six months ended June 30, 2002 and 2001, respectively. The absolute dollar increase in international net revenues of 50% and 45% for the three and six month periods ended June 30, 2002, respectively, over the comparable periods in the prior year was primarily driven by increased sales volume of our video communications and network systems products. Additionally, international iPower-related services net revenues were $3.4 million and $6.8 million for the three and six month periods ended June 30, 2002 compared to nothing reported in the same periods of 2001, as this revenue stream was added through the acquisition of PictureTel.

        We anticipate that international sales will continue to account for a significant portion of total net revenues for the foreseeable future, and we plan to continue our expansion in Asia and Europe. International sales, however, are subject to certain inherent risks, including economic weakness in international markets, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Additionally, international net revenues may fluctuate as a percentage of net revenues in the future as we introduce new products since we expect to initially introduce these products in North America, and also, because of the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, our business could be harmed. We cannot make assurances that we will be able to maintain or increase international market demand for our products. Additionally, to date, a substantial majority of our international sales have been denominated in U.S. currency. However, if our international sales were denominated in local currencies in the future, these transactions would be subject to currency fluctuation risks. For example, as a consequence of our acquisition of PictureTel which we completed in October 2001, we have sold our iPower products and related services in some non-US dollar denominations.

Cost of Net Revenues

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2002	June 30, 2001	Increase	June 30, 2002	June 30, 2001	Increase
Cost	$54,897	$36,365	51%	$113,934	$77,269	47%
% of Net Revenues	44%	43%	1%	44%	43%	1%

        Cost of net revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments and an allocation of overhead expenses. The increases in cost of net revenues percentage for the three and six months ended June 30, 2002 were due to increased manufacturing and services spending and overhead costs, offset by a more favorable product mix generated from increased shipments of higher margin network systems products and favorable material price variances.

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

        In addition to the uncertainties listed above, cost of net revenues as a percentage of net revenues may increase due to a change in our mix of distribution channels and the mix of international versus North American revenues, or revenues from Canada and the United States. Further, during 2001 and the first quarter of 2002, we wrote down our network access products inventory to net realizable value which was significantly lower than the value of this inventory before the adjustment. This write-down was due in part to the delay in the deployment of the DSL technology. The current value of our network access products inventory is based upon our expectations of the performance of the market for our network access products in the future. If the market does not grow in the future, we could further write down our network access products inventory which would negatively affect our cost of net revenues, consolidated financial position and results of operations.

Sales and Marketing Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2002	June 30, 2001	Increase	June 30, 2002	June 30, 2001	Increase (Decrease)
Expenses	$26,065	$17,436	49%	$49,892	$36,049	38%
% of Net Revenues	21%	21%	—	19%	20%	(1)%

        Sales and marketing expenses consist primarily of salaries and commissions for our sales force, advertising and promotional expenses, travel costs, product marketing, and an allocation of overhead expenses. The 49% and 38% increases in absolute dollars in the three and six month periods ended June 30, 2002 over the comparable periods in 2001 were primarily due to an increase in our sales force and related infrastructure costs, driven by the PictureTel acquisition in the fourth quarter of 2001, and an increase in commissions resulting from a significant increase in sales of our products in the first six months of 2002 over the same period in 2001. Also contributing to the absolute dollar increase was our overall efforts to expand our sales and marketing activities, including increased spending on promotional materials and outside consultants.

        We expect to continue to increase our sales and marketing expenses in absolute dollar amounts in an effort to expand North American and international markets, market new products and establish and expand distribution channels. In particular, our acquisitions of PictureTel, Accord, Circa, ASPI and MeetU expanded our product portfolio into new products and markets which require significant additional marketing expenditures to communicate the value of the new product offerings as well as significant additional sales expenditures to develop a sales organization to market these products. In addition, due to the innovative nature of our products, such as ViaVideo, ViewStation, iPower, MCG, GW, WebOffice, PathNavigator, Vortex and VoIP products, we believe we will incur additional expenses for sales and marketing, especially advertising, to expand the overall market, as well as the adoption rate of this technology and our products, and to educate potential customers as to the desirability of these products over competing products. We will also further invest in the international markets, increasing the absolute dollars spent in this area.

Research and Development Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2002	June 30, 2001	Increase	June 30, 2002	June 30, 2001	Increase
Expenses	$19,504	$13,671	43%	$39,744	$27,861	43%
% of Net Revenues	16%	16%	—	16%	15%	1%

        Research and development expenses consist primarily of compensation costs, outside services, depreciation and an allocation of overhead expenses. The absolute dollar increase in the three and six month periods ended June 30, 2002 over the same period of 2001 relates primarily to our video communications products, including the iPower product line which was added as part of the acquisition of PictureTel. Since this acquisition was completed late in 2001, there were no expenses in the first six months of 2001 related to iPower products. We are currently devoting a significant portion of our research and development expenses toward the product lines gained through the PictureTel, Accord, Circa, ASPI and MeetU acquisitions. In addition, we are investing significant research and development resources to enhance and upgrade our Polycom Office suite of products which provides a complete end-to-end communications solution. Such products include our ViewStation, iPower, GMS, MGC, WebOffice, PathNavigator, SoundStation, VoiceStation and Vortex which provide multipoint video and audio connectivity and gateway capability through disparate networks. In the three and six month periods ended June 30, 2002 and 2001, all research and development costs have been expensed as incurred.

        We believe that technological leadership is critical to our success and we are committed to continuing a high level of research and development. Also, continued investment in new product initiatives will require significant research and development spending. Consequently, we intend to increase research and development expenses in absolute dollars in the future.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2002	June 30, 2001	Increase	June 30, 2002	June 30, 2001	Increase
Expenses	$8,525	$4,407	93%	$16,318	$9,162	78%
% of Net Revenues	7%	5%	2%	6%	5%	1%

        General and administrative expenses consist primarily of compensation costs, allocation of overhead expenses, bad debt expense and professional services fees. The 93% and 78% increase in absolute dollar spending in general and administrative expenses in the three and six month periods ended June 30, 2002 over the same periods of 2001 was the result of higher costs associated with an overall increase in headcount and other infrastructure costs needed to support our growth, which was driven primarily by the PictureTel acquisition, and an increase in bad debt expense associated with higher accounts receivable balances and actual or potential business failures due to the economic slowdown in the United States and Europe.

        We believe that our general and administrative expenses will continue to increase in absolute dollar amounts in the future, primarily as a result of the expansion of our administrative staff and costs related to supporting a larger company and our continued investments in international regions. In particular, the acquisition of PictureTel adds administrative complexity to our organization which has and will continue to result in increased general and administrative expenses. Additionally, predicting the timing of bad debt expense associated with uncollectable receivables is difficult, particularly during the current economic environment, and material charges due to uncollectability of our receivables could negatively affect our profitability in the quarter they are recorded.

Acquisition-Related Costs

        In the three and six month periods ended June 30, 2002, the Company recorded a charge to operations of $1.5 million and $2.7 million, respectively, for integration costs primarily related to the PictureTel acquisition. In the three and six month periods ended June 30, 2001, the Company recorded a charge to operations of $1.4 million and $11.0 million, respectively, related to the Accord and Circa acquisitions. For the six months ended June 30, 2001, the acquisition-related charges consisted of restructuring charges of $2.3 million, asset impairments of $1.1 million and other acquisition costs of $7.6 million including outside financial advisory, legal and accounting services. In addition, the $1.4 million charge for the three months ended June 30, 2001 was related to other acquisition costs. These charges, and charges in prior periods, related to the Company's acquisitions of PictureTel, Circa and ASPI, include the cost of actions designed to improve the Company's combined competitiveness, productivity and future profitability, and primarily relate to the elimination of redundant and excess facilities and workforce in the Company's combined businesses and the elimination of redundant assets. If we acquire another business in the future, we may incur material acquisition expenses related to such transactions. See Note 13 of Notes to Condensed Consolidated Financial Statements.

Purchased In-process Research and Development

        In the three and six month periods ended June 30, 2002, we incurred charges totaling $900,000 for in-process research and development acquired as part of our acquisition of MeetU.com, Inc. See Note 11 of Notes to Condensed Consolidated Financial Statements. The amount allocated to purchased in-process research and development was determined by an independent appraisal using established valuation techniques in the high-technology communications industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The cost approach, which uses the concept that replacement cost is an indicator of fair value, was the primary technique utilized in valuing the in-process research and development. The cost approach is based on the premise that a prudent investor would pay no more for an asset than the cost to replace that asset with a new one. Replacement cost was based on total costs, net of the unrealized income tax deduction benefit, spent developing the in-process technology from MeetU's inception to the valuation date. It is reasonably possible that the development of this technology could fail because of either prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside of the Company's control such as a change in the market for the resulting developed products. In addition, at such time that the project is completed it is reasonably possible that the completed products do not receive market acceptance or that the Company is unable to produce and market the product cost effectively.

        In the three and six month periods ended June 30, 2001, we incurred charges totaling $2.5 million for in-process research and development. This research and development was acquired as part of the acquisition of Circa Communication Ltd. The amount allocated to purchased research and development was determined through established valuation techniques in the high-technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

Amortization of Purchased Intangibles and Goodwill

        In the three and six month periods ended June 30, 2002, we recorded $4.4 million and $8.3 million in amortization of purchased intangibles related to the PictureTel, Circa, ASPI and MeetU acquisitions and in the three and six months ended June 30, 2001 we recorded $304,000 in amortization of purchased intangibles related to the Circa acquisition. Purchased intangible assets are being amortized to expense over their estimated useful lives of three years. Under SFAS 142, purchased intangibles no longer meeting the criteria to be recorded separately from goodwill must be reclassified to goodwill, and purchased intangibles deemed to have indefinite lives must no longer be amortized. In the first quarter of 2002, we reclassified approximately $525,000 of unamortized acquired workforce recorded as part of the purchase price allocation of the Circa acquisition as it did not meet the criteria to be recorded separately from goodwill. This resulted in a permanent reduction in amortization expense of $58,300 per quarter through the first quarter of 2004. Also under SFAS 142, intangible assets with indefinite lives are no longer amortized. As a result, we determined that a previously recorded trade name intangible has an indefinite life. Consequently, the trade name intangible is no longer amortized, resulting in a permanent reduction in amortization expense of $25,000 per quarter through April 2011.

        Beginning January 1, 2002, under the guidance of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," we no longer amortize goodwill related to the Circa acquisition. This resulted in a permanent decrease in goodwill amortization expense of approximately $700,000 per quarter through the first quarter of 2004. Goodwill resulting from the PictureTel and ASPI acquisitions was accounted for in accordance with the transition rules of SFAS 142 since these acquisitions were completed after July 1, 2001 but prior to January 1, 2002. Consequently, goodwill balances from the PictureTel and ASPI acquisitions have not been amortized. We completed the transitional goodwill impairment test outlined under SFAS 142 which required us to assess goodwill for impairment as of January 1, 2002 by determining and comparing the fair value of our reporting units to the reporting unit's carrying value as of that date. Based on the results of this impairment test, our goodwill assets are not impaired as of January 1, 2002. We plan to conduct our annual impairment test in the fourth quarter of 2002 and every year thereafter. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment, and, in addition, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill impairment tests.

Litigation Settlement

        We reached a favorable settlement with a former PictureTel customer during the first quarter of 2002. The dispute involved certain services provided by PictureTel in 2001 and amounts owed to us for providing these services. The amount received was approximately $257,000, net of legal fees incurred to litigate and settle the case.

Interest Income, Net

        Interest income, net consists of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts and imputed interest expense related to the cost of closing facilities as part of the PictureTel acquisition and integration plan. Interest expense was not material. Interest income, net of interest expense, was $2.4 million and $3.2 million for the three months ended June 30, 2002 and 2001, respectively and $4.2 million and $7.2 million for the six month periods ended June 30, 2002 and 2001, respectively. While our cash, cash equivalents and investments at June 30, 2002 were approximately $216.8 million greater than at June 30, 2001, interest income decreased significantly due to interest rate reductions during 2001 related to the monetary policy actions taken by the United States Federal Reserve Board to stimulate economic growth in the United States. The average interest rate return on our cash and cash equivalents was 1.92% and on our investments was 3.71% in the second quarter of 2002 compared to 2.67% and 4.66%, respectively, for the second quarter of 2001.

Loss on Strategic Investments

        For strategic reasons we have made various investments in public and private companies. The private company investments are carried at cost less any impairment write-downs and are recorded in "Other assets" in our condensed consolidated balance sheets. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. These investments had a carrying value of $935,000 and $4.3 million as of June 30, 2002, and December 31, 2001, respectively, and have been permanently written down a total of $11.1 million from original cost, including $2.1 million for the three and six month periods ended June 30, 2002 and $1.5 million in the three and six month periods ended June 30, 2001, which is reflected in "Loss on strategic investments" in the statements of operations. The public company investments are recorded at fair value in "Short-term investments" and "Long-term investments" in our condensed consolidated balance sheets and are marked to market each period through unrealized gains and losses recorded as a component of stockholders' equity, except our warrants to purchase publicly traded equity securities which are marked to market through the statement of operations. If these investments are sold at a loss or have permanently declined in value, a charge to operations is recorded. During the three and six month periods ended June 30, 2002, we recorded a loss totaling $1.9 million and $2.5 million, respectively, related to the sale and write-down of these public company investments, which is reflected in "Loss on strategic investments" in the statements of operations. No losses were recorded in the three and six month periods ended June 30, 2001 related to these public company investments.

Provision for Income Taxes

        The Company's effective tax rate for the three and six month periods ended June 30, 2002 is 27.5% which resulted in a provision for income taxes of $2.1 million and $7.6 million, respectively. The effective tax rate for the three and six month periods ended June 30, 2001 was 29.0% and 39.3% which resulted in a provision for income taxes of $2.6 million and $8.3 million, respectively. The reductions in the effective tax rates are primarily the result of a decrease in nondeductible acquisition-related costs and an increase in foreign earnings subject to relatively lower tax rates. The Company's effective tax rate differs from the statutory tax rate primarily due to foreign earnings which are subject to relatively lower tax rates.

Liquidity and Capital Resources

        As of June 30, 2002, our principal sources of liquidity included cash and cash equivalents of $264.2 million, short-term investments of $29.1 million and long-term investments of $204.1 million. Short-term and long-term investments consisted primarily of U.S. government securities, state and local government securities and corporate debt and equity securities of which $1.1 million was invested in publicly traded equity securities. In addition, we have a $25.0 million line of credit with a bank which was unused at June 30, 2002.

        We generated cash from operating activities totaling $52.7 million in the six months ended June 30, 2002, compared with $22.8 million in the same period of 2001. This increase was due primarily to higher net income before non-cash charges, improved inventory management, a smaller increase in prepaid expense and other current assets compared to the previous period, an increase in accounts payable compared to a decrease in the prior year and an increase in taxes payables. These improvements in cash were offset by a larger decrease in accrued liabilities (primarily related to cash payments associated with severance and facility restructuring liabilities) from the previous period and smaller decreases in accounts receivable and deferred taxes from the previous period.

        The total net change in cash and cash equivalents for the six months ended June 30, 2002 was an increase of $137.4 million. Our primary sources of cash during this period were the net proceeds from our public offering of common stock totaling $237.5 million, $52.7 million from operating activities and $4.2 million associated with the exercise of stock options and purchases under the employee stock purchase plan. The primary uses of cash during the first six months of 2002 were $145.6 million for net purchases of investments, $4.2 million for the repurchase of common stock and $7.3 million for purchases of property and equipment. The positive cash from operating activities was primarily the result of net income before considering non-cash expenses (such as depreciation, amortization, the provision for doubtful accounts, inventory excess and obsolescence, loss on strategic investments and the tax benefits from the exercise of employee stock options), a reduction in inventories and accounts receivable, and net increases in accounts payable and taxes payable. Offsetting the positive effect of these items were net increases in prepaid expenses and a decrease in other accrued liabilities (primarily from severance and facility exit payments).

        In June 2002, the Board of Directors approved a plan to repurchase up to 3.5 million shares of our common stock and as of June 30, 2002, we had repurchased approximately 300,000 shares. If our common stock continues to trade at its current price level, we will continue to repurchase shares in the open market or in privately negotiated transactions.

        At June 30, 2002, we had open purchase orders and other contractual obligations of approximately $28.0 million primarily related to inventory purchases. We also have material commitments that consist of obligations under our operating leases. In the event that we agree to sublease a facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our cash flows. These commitments and obligations are reflected in our consolidated financial statements once goods or services have been received or payments related to the obligations become due. We also maintain, from time to time, commercial letters of credit as payments for the importation of certain products. In addition, our bank has issued letters of credit to secure the leases on some of our offices. These letters of credit total approximately $630,000 and are secured by our credit facilities or cash deposits with our banks.

        As of June 30, 2002, the following future minimum lease payments, net of sublease income, are due under our current lease obligations. This table excludes leases subject to cancellation within twelve months of December 31, 2001 (in thousands).

Leases
Year ending December 31,
2002 (remaining six months)	$4,458
2003	13,817
2004	13,447
2005	11,563
2006	11,248
Thereafter	48,636

Minimum future lease payments	$103,169

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

Deferred and Refundable Taxes

        We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the statements of operations. At June 30, 2002, we had no valuation allowance established against our deferred tax assets.

Fair Value of Assets Acquired and Liabilities Assumed in Purchase Combinations

        The purchase combinations completed require us to identify and estimate the fair value of the assets acquired, including intangible assets other than goodwill, and liabilities assumed in the combinations. These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. For example, in the PictureTel acquisition, we identified vacated or redundant facilities that we intended to sublease or negotiate a lease termination settlement. Should actual use of assets or resolution of obligations differ from our estimates, revisions to the estimated fair values would be required. Changes in our estimates occurring after the allocation period as defined in Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises", would be reflected in our statements of operations.

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

        If we determine that the carrying value of goodwill and other identified intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would typically measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we accounted for the PictureTel, ASPI and MeetU acquisitions, all of which were completed after July 1, 2001, under the new guidance, and on January 1, 2002, we ceased to amortize goodwill arising from the Circa acquisition which was completed prior to July 1, 2001. We were required to perform a transitional impairment review of our goodwill prior to June 30, 2002 and an impairment review at least annually thereafter.

        We completed our transitional goodwill impairment test outlined under SFAS 142 which required us to assess goodwill for impairment as of January 1, 2002 by determining and comparing the fair value of its reporting units to the reporting unit's carrying value as of that date. Based on the results of this impairment test, our goodwill assets were not impaired as of January 1, 2002. We plan to conduct our annual impairment test in the fourth quarter of 2002 and every year thereafter. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment, and, in addition, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill impairment tests.

Non-marketable Securities

        We periodically make strategic investments in companies whose stock is not currently traded on a major stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to management that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company's future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. These investments had a carrying value of $935,000 as of June 30, 2002, and have been permanently written down a total of $11.1 million from original cost. Also, future adverse changes in market conditions or poor operating results of underlying investments could result in significant impairment charges in the future.

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

        We adopted SFAS 142 on January 1, 2002. In accordance with the new standard, we stopped amortizing goodwill related to the Circa acquisition. This resulted in a permanent decrease in goodwill amortization expense of approximately $700,000 per quarter through the first quarter of 2004. Under the transition rules of SFAS 142, business combinations completed after July 1, 2001 but prior to January 1, 2002 were accounted for in accordance with SFAS 142, and consequently, the goodwill balances resulting from the PictureTel and ASPI acquisitions have never been amortized. Also, we reclassified the purchased intangible asset, acquired work force, to goodwill since it did not meet the criteria to be recorded separately from goodwill. Further, we no longer amortize the trade name purchased intangible as we deemed it to have an indefinite life.

        We completed our transitional goodwill impairment test outlined under SFAS 142 which required us to assess goodwill for impairment as of January 1, 2002 by determining and comparing the fair value of its reporting units to the reporting unit's carrying value as of that date. Based on the results of this impairment test, our goodwill assets were not impaired as of January 1, 2002. We plan to conduct our annual impairment test in the fourth quarter of 2002. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment, and, in addition, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill impairment tests.

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

        In September of 2001, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09 ("EITF 01-09"), "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." Under EITF 01-09, generally, any consideration given by a vendor to a customer, a reseller or a customer of a reseller should be accounted for as a reduction of revenue. We adopted EITF 01-09 on January 1, 2002 and this adoption had no impact on our consolidated financial position, results of operations or cash flows.

        In July 2002, the Financial Accounting and Standards Board issued Statements of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We believe that SFAS 146 will not have a material impact on our financial position, results of operations or cash flows.

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

        Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control. These factors include:

  •
  changes in general economic conditions, as has been the case recently with the economic downturn and uncertainty in technology industries, and specific economic conditions prevailing in the communications industry and other technology industries;

  •
  the near and long-term impact of terrorist attacks and incidents, the military response to those attacks and any future terrorism or responses to such terrorism;

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

  •
  the impact of the unstable political situation and recent military action by the Israeli government and other hostilities in the Middle East and their impact on our Israeli operations;

  •
  the prices of our products and those of our competitors;

  •
  the mix of products we sell;

  •
  fluctuations in the level of international sales and our exposure to international currency fluctuations;

  •
  the cost and availability of components;

  •
  manufacturing costs;

  •
  the level and cost of warranty claims;

  •
  changes in our distribution network;

  •
  the impact of disruptions at the sites of our primary manufacturing partners in Thailand and Israel due to any reason;

  •
  the impact of seasonality on our various product lines and geographic regions; and

  •
  the level of royalties we must pay to third parties.

        We experienced sequential quarterly revenue growth from 1998 through 2000. Since that time we have experienced fluctuations in our quarterly operating results due to these or other factors. These and other factors could further prevent us from attaining or sustaining sequential quarterly growth or meeting our expectations, and investors should not use our past results to predict future operating margins and results. For example, we experienced sequential quarterly revenue decreases in the second quarter of 2002, primarily related to video communications product revenue, and the first three quarters of fiscal 2001. In addition, we incurred a significant net loss in 2001 due to charges related to acquisitions completed in that year.

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

        Our quarterly revenues and operating results depend upon the volume and timing of customer orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. Moreover, the majority of our orders in a given quarter historically have been shipped in the last month of that quarter and sometimes in the last few weeks of the quarter. This trend is likely to continue, and any failure or delay in the closing of orders during the last part of a quarter would materially harm our operating results, as occurred in the second quarter of 2002. Furthermore, due to this trend, we may be unable to ship products in the period we receive the order, which would have an adverse impact in our operating results. In such events, the price of our common stock would decline.

  Difficulty in estimating customer orders can harm our operating results.

        We typically ship products within a short time after we receive an order and historically have had no material backlog. Therefore, backlog is not a good indicator of future net revenues. As a result, net revenues for any particular quarter are extremely difficult to predict. Additionally, orders from our channel partners are based on the level of demand from end-users. The uncertainty of end-user demand means that any quarter could be significantly negatively impacted by lower end-user orders which could in turn negatively affect orders we receive from our channel partners. Accordingly, our expectations for both short and long-term future net revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based in part on these estimates. Because we receive a majority of our channel partner orders in the last month of a quarter and often in the last few weeks of the quarter, we are limited in our ability to reduce expenses quickly if for any reason orders and net revenues do not meet our expectations in a particular period. Accordingly, any significant shortfall in demand for our products in relation to our expectations would have an adverse impact in our operating results.

General economic conditions may reduce our revenues and harm our business.

        As our business has grown, we have become increasingly exposed to adverse changes in general economic conditions which can result in reductions in capital expenditures by end-user customers of our products, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition. These factors adversely impacted our operating results in 2001, where we experienced a sequential revenue decrease in each of the first three quarters. We also experienced a sequential revenue decrease in the second quarter of 2002. The remainder of 2002 is subject to similar risks, particularly if the current economic downturn and uncertainty in technology spending continues.

        In addition, we also face the risk that our channel partners have built up inventories in anticipation of a growth in sales. If such sales growth does not occur as anticipated by these channel partners for any reason, including the continuation of the current economic downturn and uncertainty in technology spending throughout the remainder of 2002, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels which would harm our business. For example, our channel partners reduced their inventory levels during 2001 in anticipation of lower end-user demand. During the second quarter of 2002 our channel partners' video inventory was up slightly, while voice inventory decreased slightly over the first quarter of 2002. Our channel partners may reduce their inventory levels for the remainder of 2002, depending on end-user demand.

We face risks related to our dependence on channel partners to sell our products.

  We are subject to risks associated with our channel partners' product inventories and product sell-through.

        We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to dealers and end-users. A substantial percentage of our total products sold during a particular quarter consist of channel partner stocking orders. We often provide special cost or early payment incentives for channel partners to purchase the minimum or more than the minimum quantities contemplated under their agreements with us. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as the current economic downturn and uncertainty in technology industries, the volume of our sales to these channel partners and our net revenues would be negatively affected. For example, the economic downturn negatively affected our business and operating results in 2001 and in the second quarter of 2002. If these conditions continue in the future, our business and operating results will continue to be negatively affected. Moreover, if we choose to eliminate or reduce stocking incentive programs, quarterly revenues may fail to meet our expectations or be lower than historical levels.

        In addition, we are continuing to implement a channel partner certification program. Our channel partners may refuse or delay acceptance of this program, which could cause us to lose channel partners or result in their delay or refusal to order our products. If any of these results were to occur, our business and results of operations would be harmed.

        Our revenue estimates are based largely on end-user sales reports that our channel partners provide to us on a monthly basis. To date, we believe this data has been generally accurate in North America but less reliable outside of this region. To the extent that this sales-out and channel inventory data is inaccurate in either North America or outside of North America, we may not be able to make revenue estimates for future periods.

        A major contributor to the expected growth of the broadband distribution market has been the deployment of DSL. Beginning in the second half of 2000 and continuing through the second quarter of 2002, DSL providers experienced delays in delivering their service which caused financial troubles for these companies. These DSL providers are customers of our network access products through original equipment manufacturers we use as channel partners. These service delays slowed the expected growth in this market which in turn materially decreased sales of our network access products which sequentially decreased in each quarter of 2001. If these conditions persist, they will continue to negatively impact revenues from our network access products.

  We are subject to risks associated with the success of the businesses of our channel partners.

        Many of our channel partners that carry multiple Polycom products, and from whom we derive significant revenues, are undercapitalized. The failure of these businesses to establish and sustain profitability or obtain financing could have a significant negative effect on our future revenue levels and profitability and our ability to collect our receivables. The current economic downturn and uncertainty in technology spending in the United States and other regions could cause more of our customers' businesses to suffer or fail which would harm our business.

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

        In addition, we acquired PictureTel Corporation, or PictureTel, in October 2001, and integrating PictureTel's product offerings with ours has created confusion among our channel partners. We will need to continue to devote significant resources to educate and train our channel partners about our combined product offerings. Ongoing confusion may lead to delays in ordering our products which would negatively affect our revenues.

  Conflicts with our channel partners could hurt sales of our products.

        We have various OEM agreements with major telecommunications equipment manufacturers, such as Avaya, Cisco Systems, Lucent Technologies and Nortel Networks, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create channel conflicts with our other channel partners who directly compete with our OEM partners which could adversely affect revenues from these other channel partners. Because many of our channel partners also sell equipment that competes with our products, these channel partners could devote more attention to these other products which could harm our business. For example, a significant amount of our network systems revenues in 2001 were generated from sales to Tandberg, Sony and VCON, which compete with us in the video communications product market. Due to this conflict, they have significantly reduced their orders of our network systems products in the first six months of 2002, which has slowed the growth rate of this product line. Further, other channel conflicts could arise which cause channel partners to devote resources to other non-Polycom communications equipment which would negatively affect our business or results of operations.

        Some of our current and future products are directly competitive with the products of our channel and strategic partners. For example, we have an agreement with Cisco Systems under which our Acoustic Clarity Technology is included in VoIP end-points sold by Cisco Systems. During the first quarter of 2002, we introduced a VoIP end-point under the Polycom brand that incorporates technology we license from Cisco Systems. This product competes directly with the VoIP products sold by Cisco Systems. In addition, our network access products are directly competitive with products produced by Siemens, a strategic channel partner of our video communications products. As a consequence of conflicts such as these, competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies. Any such strain could limit the potential contribution of our strategic relationships to our business, restrict our ability to form strategic relationships with these companies in the future and create additional competitive pressures on us, any of which could harm our business.

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

  •
  costs associated with vacating, subleasing and closing facilities and terminating leases;

  •
  employee relocation, redeployment or severance costs; and

  •
  upgrading our customer service information systems to accommodate PictureTel's larger customer service function.

        Further, we have a significant liability of approximately $23.3 million at June 30, 2002 related to vacant and redundant facilities in connection with our acquisition of PictureTel which is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. In addition, until our vacated and redundant facilities are subleased or the lease obligations for these facilities are terminated, we will continue to pay the contractual lease and facility operating expense obligations without any sublease income to offset these costs. Further, in the event that we agree to sublease a facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow up to and potentially exceeding our recorded liability at the time of such transaction, which would harm our cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

  Difficulties in integrating past or future acquisitions could adversely affect our business.

        The efficient and effective integration of our acquired businesses into our organization is critical to our growth. As a result, we have spent and will continue to spend significant resources identifying and acquiring businesses. In addition to PictureTel, we acquired the following businesses in our last fiscal year: Atlanta Signal Processors, Incorporated, or ASPI, in November 2001, Circa Communications, Ltd., or Circa, in April 2001 and Accord Networks Ltd., or Accord, in February 2001. Further, we acquired MeetU.com, Inc., or MeetU, in June 2002. These acquisitions involve numerous risks including difficulties in integrating the operations, technologies and products of the acquired companies, the diversion of our management's attention from other business concerns and the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of the companies we acquire could also harm our business, results of operations and cash flows.

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

        Our business has grown in recent years through both internal expansion and business acquisitions, and continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. For example, our annual revenues increased from $52 million in 1997 to $383 million in 2001, and during the last eighteen months, we acquired Accord, Circa, PictureTel, ASPI and MeetU. Further, our headcount increased from 175 employees at December 31, 1997 to 526 employees at December 31, 1999 and to 1,232 employees at June 30, 2002. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. In addition, our revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount. Integrating PictureTel has complicated these tasks and will continue to be a time-consuming process. In addition, because of our acquisition of PictureTel, our video communications product development group is now located in multiple locations, and we have limited experience coordinating a large, geographically separated product development group.

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

        Some of our officers and key personnel have worked together for only a short period of time. For example, three of our executive officers joined us within the past eighteen months. In addition, some of our executive officers have recently assumed significant new responsibilities, and they may require some time to transition into these new roles.

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

        We face significant competition in the communications industry which is subject to rapid technological change. In video communications, our major competitors include Aethra, ClearOne Communications, formerly Gentner, Panasonic, Sony, Tandberg, VCON and VTEL, as well as various smaller or new industry entrants such as Avistar, Broadband Networks, Imagecom, Motion Media Technology, RoseTel System, Sorenson Vision, Videra and Zydacron. Many of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video communications products. We believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as 3Com, Cisco Systems, Compaq, Dell, MeetingOne, Microsoft, Nortel Networks, PlaceWare, RealNetworks and WebEx, that enable web-based or network-based video communications with low-cost digital camera systems. The market for voice communications equipment, particularly voice conferencing products, is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. In voice communications, our major competitors include ClearOne Communications, Mitel, Nortel Networks, SoundGear and other companies that have in the past offered lower cost, full-duplex speakerphones such as Avaya. Most of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, all major telephony manufacturers produce hands-free speakerphone units that are lower cost than our voice communications products. Our network access products face significant competition from 3Com, ADTRAN, Netopia and Siemens, and our network systems business has significant competition from Avaya, Cisco Systems, Ezenia!, RADVISION, First Virtual Communications, Latitude, Spectel, Voyant, Octave and Compunetix. Our network systems revenue is heavily dependent on purchases by our video product competitors. If these network systems' customers decide to reduce their purchases due to this or other potential competition, it will harm our business.

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

        The principal research and development and manufacturing facilities of our network systems group and many of that group's suppliers are located in Israel. Additionally, our recent acquisition of MeetU further concentrates our research and development activities for our network systems product line in Israel. Political, economic and military conditions in Israel directly affect our network systems group's operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its geographic neighbors. Current and future-armed conflicts or political instability in the region may impair our ability to produce and sell our network systems products and could disrupt research or developmental activities. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. The future of peace efforts between Israel and its geographic neighbors remains uncertain, and in recent months there has been a marked increase in civil unrest and hostility and military action between Israelis and Palestinians. This hostility could have an adverse impact on our results of operations.

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

  International sales represent an increasing portion of our net revenues and risks inherent in international sales could harm our business.

        International sales represent an increasing portion of our net revenues, and we anticipate that international sales will continue to account for a significant portion of our net revenues for the foreseeable future. International sales are subject to certain inherent risks, including the following:

  •
  adverse economic conditions in international markets;

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

        Although, to date, a substantial majority of our international sales has been denominated in U.S. currency, we expect that a growing number of sales will be denominated in non-U.S. currencies because PictureTel has traditionally accepted a wide variety of currencies in its international sales. As a result, we expect our business will be significantly more vulnerable to currency fluctuations which could adversely impact our results of operations. While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, we from time to time engage in currency hedging activities solely to hedge temporary currency fluctuation exposure. However, we have limited experience with these hedging activities, and they may not be successful which could harm our operating results and financial condition.

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

        We subcontract the manufacture of our SoundStation, SoundStation Premier, SoundPoint Pro, VoIP, ViewStation, ViaVideo, Vortex, iPower 900 series and our NetEngine access products to Celestica, a third-party contract manufacturer. We use Celestica's Thailand facilities, and should there be any disruption in services due to natural disaster or economic or political difficulties in Thailand or Asia or any other reason, such disruption would harm our business and results of operations. Also, Celestica's Thailand facility is currently the sole source manufacturer of these products, and if Celestica experiences an interruption in operations or otherwise suffers from capacity constraints, we would experience a delay in shipping these products. Further, we subcontract the manufacture of our iPower 600 series product to Sharp Electronics Corporation, or Sharp, at their Japan facilities. If Sharp experiences an interruption in operations or otherwise suffers from capacity constraints, we would also experience a delay in shipping this product. As a result, we may not be able to meet any demand for our products which could negatively affect revenues in the quarter of the disruption and harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

        Further, the iPower 600 Series product also contains Sharp technology, and if we subsequently decide to transfer the manufacturing of this product from Sharp to another manufacturer, we would have to reach an alternate design solution that does not include the Sharp technology. Any such alternate design could be time-consuming and expensive to develop, and could result in manufacturing and shipment delays, increased manufacturing costs and channel partner and end-user customer dissatisfaction. In addition, we recently completed the transfer of the manufacturing of the iPower 900 Series product and various ASPI products to Celestica. This further concentrates our product manufacturing in Celestica's Thailand facility and increases our exposure to adverse financial consequences in the event of a disruption in Celestica's manufacturing capabilities for any reason.

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

        From 1998 through 2001, and in the first six months of 2002, our revenue growth was due in large part to sales of new video communications products. Although we intend to continue to introduce new video and voice products, such as our Visual Concert products, SoundStation IP 3000, VoiceStation 100, SoundPoint IP 500, PathNavigator and WebOffice products, we cannot assure you that new product releases will be timely or that they will be made at all. For example, the ViewStation FX and ViaVideo were delayed from their original release dates which we believe negatively affected our net revenues in 2000. Additionally, any new or existing product introductions may contain defects and may not produce the revenue growth we experienced from 1998 through 2001, and in the first six months of 2002.

        With our acquisition of PictureTel, our video communications product development group is now located in Massachusetts and Texas. Since we do not have significant experience coordinating a large geographically separated product development group, we may experience product delays in the future, due to communications, logistics or other issues. Similarly, our acquisition of ASPI may contribute to voice communications product delays, as our voice communications product development group is now dispersed among California, Georgia and Canada.

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

        The success of our network access product line is dependent on the continued deployment of broadband services such as digital subscriber line, or DSL, by service providers. Beginning in the second half of 2000, the market for broadband services experienced a severe downturn, characterized by financial troubles for many telecommunications service providers and delays in delivering broadband services. This downturn has negatively impacted sales of our network access products. For example, during the first six months of 2002, we generated $5.0 million in network access product revenues compared to $13.3 million in the comparable period in 2001. Moreover, given the lack of demand for our network access products, this product line is currently unprofitable and generating negative gross margins. If the market for broadband services does not improve, our network access product line will continue to underperform, and we may restructure or dispose of this product line which could result in material financial charges and disruption to our business.

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

        We operate in a high technology industry which is subject to rapid and frequent technology and market demand changes. These changes can often render existing technologies obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the recorded value of existing inventory is greater than its fair market value. For example, this situation occurred in 2001, and again in the first six months of 2002, when we recorded material excess and obsolescence charges associated with our inventory of network access products. This situation also occurred during the first quarter of 2000 for the ShowStation IP. If the deployment of DSL is further delayed or never materializes, our current level of network access product inventory may be deemed excessive, and we may have to write down much or all of this inventory which could adversely affect our profitability. Also, our ViewStation product and iPower products offer certain comparable functionality and may compete with each other for customers. If sales of one of these products has a negative effect on sales of the other product, it could significantly increase the inventory levels of the negatively impacted product. The potential for new products to render existing products obsolete, cause inventories of existing products to increase or reduce the demand for existing products exists for every one of our products.

        We purchased several businesses in 2001 and 2002 which included goodwill valued at approximately $297 million and other purchased intangible assets valued at approximately $42 million as of June 30, 2002. This represents a significant portion of our recorded assets. Generally accepted accounting principles related to goodwill and other intangibles changed with the issuance of Statement of Financial Accounting Standards No. 142, or SFAS 142, "Goodwill and Other Intangible Assets" which we adopted effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives, but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment, and, in addition, changes in the high-technology industry occur frequently and quickly. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values which could result in a full write-off of their book value. If these write-downs do occur, they could harm our business and results of operations.

        In addition, we have made investments in private companies which we classify as "Other assets" in our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies' industries, the strength of the private equity markets and general market conditions. In the past, we have recorded charges against earnings associated with the impairment of some of these investments. For example, we recorded charges totaling $11.1 million from fiscal 2000 through the second quarter of 2002 associated with the impairment of these investments, which has been reflected in "Loss on strategic investments" in the statements of operations. Due to these and other factors, we have previously determined, and may in the future determine, that the value of these investments is impaired which has caused and would cause us to write down the recorded value of these investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

        We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, EBSNet, Mitsubishi, Omnitel, RADVISION and Telesoft, video algorithm protocols from Ezenia! and Real Networks, development source code from Cisco Systems and Philips Semiconductor, audio algorithms from Lucent Technologies, Nortel Networks and Texas Instruments, communication software from DataBeam and Windows software from Microsoft. In addition, we have interoperability agreements with various companies for our network access products, and we depend significantly on these agreements and our ability to secure similar licenses from other gateway providers. These third-party software licenses may not continue to be available to us on commercially reasonable terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible which would harm our business and results of operations.

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

Our cash flow could fluctuate due to the potential difficulty of collecting our receivables.

        Over the past several quarters, we initiated significant investments in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our net revenues, as happened in 1999, 2000, 2001 and the first half of 2002, accounts receivable balances will likely increase as compared to previous years. Additionally, sales in the network access, network systems and video communications industries typically have longer payment periods as compared to the voice communications market. Therefore, if network access, network systems and video products constitute a greater percentage of net revenues, accounts receivable balances will likely increase. These increases would cause our days sales outstanding to increase as compared to prior years and will negatively affect future cash flows. Although we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepaid discounts, these additional incentives have lowered our profitability and, given the continued downturn in the United States economy and uncertainty in technology spending, many companies are opting to not take advantage of our incentives and instead preserve their liquidity. In addition, the continued economic downturn in the United States may restrict the availability of capital which may delay our collections from our channel partners beyond our historical experience which would further harm our cash flow and days sales outstanding performance. Also, as we transition PictureTel's channel partners from PictureTel's credit policies to our credit policies, these channel partners may find our policies to be more stringent. As a result, there may be some delay or confusion in the implementation of our credit policies with such channel partners which could result in delayed collection of receivables. Further, our more stringent credit policies could limit the ability of these channel partners to pay for our products which could result in reduced sales of our products to these channel partners. Finally, some of these channel partners may be unwilling or unable to meet our credit terms, and they may decide to terminate their relationship with us.

Our stock price fluctuates as a result of the conduct of our business and stock market fluctuations.

        The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of our common stock may be significantly affected by a variety of factors, including:

  •
  statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically, as has occurred recently;

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and bank borrowings. We do not use derivative financial instruments in our investment portfolio which only includes highly liquid, high quality instruments. We may occasionally use forward contracts as a hedge against currency exchange rate fluctuations which may affect the value of trade receivables billed in currencies other than the United States dollar. As of June 30, 2002, we do not have any open foreign currency hedging contracts.

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

        The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations:

As of June 30, 2002:

	Expected Maturity
	2002	2003	2004 and beyond	Total
	(in thousands, except interest rates)
Assets
Cash and cash equivalents	$264,244	—	—	$264,244
Average interest rates	1.92%	—	—	1.92%
Short-term and long-term investments	$26,486	$125,016	$80,544	$232,046
Average interest rates	3.71%	2.81%	3.34%	3.09%
Liabilities
Bank line of credit	—	—	—	—
Average interest rates*	2.49%	—	—	2.49%

*
(30-day average LIBOR + .65%)

        The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected above based on the short maturities of these financial instruments. Short-term and long-term investments consist of U.S., state and municipal government obligations and foreign and domestic public corporate debt and equity securities, of which $1.1 million was strategically invested in certain publicly traded equity securities at June 30, 2002. These investments are subject to market price fluctuations which are primarily influenced by changes in interest rates and are marked to market each period by recording an unrealized gain or loss in stockholders' equity, except for our warrants to purchase publicly traded equity securities which are marked to market through the statement of operations. If we sell these investments prior to their maturity, we may incur a charge to operations in the period the sale took place. For the three and six month periods ended June 30, 2002, we have realized $1.9 million and $2.5 million, respectively, in losses related to the sale or write-down of our strategic investments in certain publicly traded equity securities, which is reflected in "Loss on strategic investments" in the statements of operations, and, at June 30, 2002, we have recorded unrealized losses of $1.7 million related to these equity securities.

        A substantial majority of our sales are denominated in U.S. dollars. Only a minor amount of foreign bills are paid in currencies other than the US dollar and these bills are funded at the time of payment. However, in connection with the acquisition of PictureTel, we are selling iPower products and related services in some local currencies which have increased our foreign currency exchange rate fluctuation risk. We may also decide to expand the type of products we sell in foreign currencies thereby further increasing our foreign exchange risk. While we do not hedge for speculative purposes, in the event of a significant transaction due in a foreign currency, we may enter into a foreign currency forward exchange contract for hedging purposes.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

  From time to time, we are involved in various legal proceedings arising from the normal course of business activities. In addition, from time to time, third parties assert patent or trademark infringement claims against us in the form of letters and other forms of communication. We do not believe that any of these legal proceedings or claims is likely to have a material adverse effect on our consolidated results of operations, financial condition, or cashflows.

Item 2. CHANGES IN SECURITIES

(c)
Issuance of Unregistered Securities

  On June 20, 2002, in connection with our acquisition of MeetU.com pursuant to the statutory merger of our subsidiary with and into MeetU.com, we issued an aggregate of 41,553 unregistered shares of our common stock to stockholders of MeetU.com. Additional shares of Polycom common stock are issuable upon the successful completion of five revenue based earn-out thresholds prior to June 20, 2005. The securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) and Rule 506 thereof. See Note 11 of Notes to Condensed Consolidated Financial Statements.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company distributed its Definitive Proxy Statement, Proxy and Annual Report to Stockholders on or about April 15, 2002 to each stockholder of record on March 22, 2002, for its Annual Meeting of Stockholders held May 21, 2002 at 10:00 a.m., local time. (the "Annual Meeting"). At the Company's Annual Meeting, the Stockholders were asked to consider four proposals.

  The first proposal involved the election of directors. The existing Board of Directors selected seven nominees nominated by the Nominating Committee of the Board of Directors, all of whom ran unopposed and all of whom were then serving as directors of the Company. The nominees of the Board, and the voting results with respect thereto, were:

Name	Votes For	Votes Withheld
Robert C. Hagerty	93,440,469	238,798
Michael R. Kourey	93,442,980	236,287
Betsy S. Atkins	93,441,579	237,688
John Seely Brown	90,860,362	2,818,905
John A. Kelley	92,498,795	1,180,472
Stanley J. Meresman	93,151,859	527,408
William A. Owens	93,148,452	530,815

  The second proposal was to amend the Company's 1996 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 4,000,000 shares. The results were:

For:	86,164,923
Against:	7,444,944
Abstentions:	69,400
Broker Non-Votes:	0

  The third proposal was to amend the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 500,000 shares. The results were:

For:	92,564,500
Against:	1,049,625
Abstentions:	65,142
Broker Non-Votes:	0

  The fourth and final proposal concerned the ratification of the Company's independent accountants (PricewaterhouseCoopers LLP) for the fiscal year ending December 31, 2002. The results were:

For:	87,898,865
Against:	5,740,699
Abstentions:	39,703
Broker Non-Votes:	0

Item 5. OTHER INFORMATION

        In August 2002, the Company's Board of Directors rescinded the loan to Robert C. Hagerty, the Company's Chief Executive Officer, that was previously reported in the Company's Proxy Statement for its 2002 Annual Stockholder Meeting. The loan was originally approved by the Compensation Committee of the Board of Directors and subsequently ratified by the Board of Directors in fiscal 2001; however, the documentation for the loan was not finalized and the loan was never in effect.

        In addition, in August 2002, the Board of Directors rescinded the relocation loan to Philip B. Keenan, the Company's Senior Vice President, Worldwide Sales and Marketing, that was previously reported in Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. The loan was originally approved by the Compensation Committee of the Board of Directors and subsequently ratified by the Board of Directors in February 2002; however, the documentation for the loan was not finalized and the loan was never in effect.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
List of Exhibits
Exhibit No.	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K:

        None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2002	POLYCOM, INC.
/s/ ROBERT C. HAGERTY Robert C. Hagerty President and Chief Executive Officer (Principal Executive Officer)
/s/ MICHAEL R. KOUREY Michael R. Kourey Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)
/s/ KATHLEEN M. CRUSCO Kathleen M. Crusco Vice President and Worldwide Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

POLYCOM, INC. INDEX REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002
  PART 1 FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
POLYCOM, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands, except share and per share data)
POLYCOM, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in thousands, except per share amounts)
POLYCOM, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
POLYCOM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
INDEX TO EXHIBITS