Form 10-Q
period 2002-09-30
POLYCOM INC
filed 2002-11-14
CIK 1010552

Use these links to rapidly review the document
POLYCOM, INC. INDEX REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to                             .

COMMISSION FILE NUMBER 0-27978

POLYCOM, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3128324 (IRS employer identification number)
4750 Willow Road, Pleasanton, CA (Address of principal executive offices)	94588 (Zip Code)

(925) 924-6000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        There were 99,489,173 shares of the Company's Common Stock, par value $.0005, outstanding on October 31, 2002.

POLYCOM, INC.
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART 1 FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

POLYCOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2002	December 31, 2001
ASSETS
Current assets
Cash and cash equivalents	$181,911	$126,832
Short-term investments	43,805	23,348
Trade receivables, net of allowance for doubtful accounts of $4,902 at September 30, 2002 and $4,816 at December 31, 2001	74,450	89,309
Inventories	37,942	48,173
Deferred taxes	52,639	49,941
Prepaid expenses and other current assets	17,202	14,646

Total current assets	407,949	352,249
Property and equipment, net	28,336	28,945
Long-term investments	279,759	68,682
Goodwill	301,126	299,445
Purchased intangibles, net	37,225	47,618
Deferred taxes	20,138	15,184
Other assets	4,832	9,042

Total assets	$1,079,365	$821,165

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$33,408	$31,418
Accrued payroll and related liabilities	9,390	9,864
Taxes payable	30,044	24,053
Deferred revenue	17,133	20,878
Other accrued liabilities	43,204	64,387

Total current liabilities	133,179	150,600
Long-term liabilities	38,281	26,579

Total liabilities	171,460	177,179

Stockholders' equity
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares at September 30, 2002 and December 31, 2001; Issued and outstanding: One at September 30, 2002 and December 31, 2001	—	—
Common stock, $0.0005 par value; Authorized: 175,000,000 shares at September 30, 2002 and December 31, 2001; Issued: 100,750,717 shares at September 30, 2002 and 91,475,974 shares at December 31, 2001; Outstanding: 99,550,498 shares at September 30, 2002 and 91,112,417 shares at December 31, 2001	51	46
Additional paid-in capital	887,887	641,298
Cumulative other comprehensive income	2,399	328
Unearned stock-based compensation	(803)	(1,244)
Treasury stock, at cost, 1,200,219 shares at September 30, 2002 and 363,557 shares at December 31, 2001	(19,995)	(11,182)
Retained earnings	38,366	14,740

Total stockholders' equity	907,905	643,986

Total liabilities and stockholders' equity	$1,079,365	$821,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net revenues	$106,033	$82,454	$365,498	$263,141
Cost of net revenues	46,542	35,336	160,476	112,605

Gross profit	59,491	47,118	205,022	150,536

Operating expenses:
Sales and marketing	25,099	16,775	74,991	52,824
Research and development	18,042	13,757	57,786	41,618
General and administrative	6,775	4,605	23,093	13,767
Acquisition-related costs	101	486	2,824	11,530
Purchased in-process research and development	—	—	900	2,450
Amortization of purchased intangibles	4,398	304	12,737	608
Restructure costs	1,073	—	1,073	—
Amortization of goodwill	—	705	—	1,410
Litigation settlement	—	—	(257)	—

Total operating expenses	55,488	36,632	173,147	124,207

Operating income	4,003	10,486	31,875	26,329
Interest income, net	2,991	3,390	7,161	10,597
Loss on strategic investments	(2,383)	—	(7,010)	(1,523)
Other income (expense), net	194	33	560	(446)

Income before provision for income taxes	4,805	13,909	32,586	34,957
Provision for income taxes	1,321	4,034	8,961	12,302

Net income	$3,484	$9,875	$23,625	$22,655

Basic net income per share	$0.03	$0.12	$0.24	$0.27

Diluted net income per share	$0.03	$0.11	$0.23	$0.26

Weighted average shares outstanding for basic net income per share	99,987	84,189	99,218	83,432

Weighted average shares outstanding for diluted net income per share	100,805	86,720	100,793	86,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2002	September 30, 2001
Cash flows from operating activities:
Net income	$23,625	$22,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,704	9,178
Purchased in-processed research and development	900	2,450
Amortization of purchased intangibles	12,737	608
Amortization of goodwill	—	1,410
Provision for doubtful accounts	3,112	541
Provision for excess and obsolete inventories	4,263	5,673
Tax benefit from exercise of stock options	2,000	7,032
Amortization of unearned stock-based compensation	425	422
Loss on disposals of property and equipment	—	933
Loss on strategic investments	7,010	1,523
Changes in assets and liabilities, net of effect of acquisitions:
Trade receivables	14,182	11,403
Inventories	5,968	2,564
Deferred taxes	257	2,248
Prepaid expenses and other current assets	(2,693)	(5,719)
Accounts payable	1,988	(12,830)
Taxes payable	5,791	2,732
Other accrued liabilities	(26,357)	(1,131)

Net cash provided by operating activities	63,912	51,692

Cash flows from investing activities:
Purchase of property and equipment	(9,633)	(8,252)
Purchase of licenses	—	(300)
Proceeds from sale and maturity of investments	460,121	135,048
Purchase of investments	(694,583)	(163,342)
Purchase of convertible note receivable	—	(41,500)
Net cash received in purchase acquisitions	93	1,436
Purchase of trade name	—	(1,000)

Net cash used in investing activities	(244,002)	(77,910)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	6,487	11,662
Proceeds from exercise of warrants	—	49
Repurchase of common stock	(8,813)	—
Proceeds from stock offering, net of issuance costs	237,495	—

Net cash provided by financing activities	235,169	11,711

Net increase (decrease) in cash and cash equivalents	55,079	(14,507)
Cash and cash equivalents, beginning of period	126,832	189,399

Cash and cash equivalents, end of period	$181,911	$174,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

        The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2002, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes typically found in the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the "Company"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

        The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

        On September 27, 2002, the Company changed its fiscal year from a 52-53 week fiscal year ending on the Sunday closest to December 31, to a fiscal year ending on December 31. Accordingly, the Company's fiscal quarters will end on the last day of the calendar quarter, or March 31, June 30, September 30 and December 31. This change is effective beginning with this fiscal quarter ended September 30, 2002. As result of this election, the third quarter of 2002 included one additional business day, September 30, 2002. The fiscal year ending December 31, 2002 will include two additional business days, December 30 and December 31, 2002. The operating activities for the one additional business day in the period ended September 30, 2002 are included in this Form 10-Q quarterly report. The two additional business days in the year ending December 31, 2002 will be included in the Company's fiscal 2002 Form 10-K annual report. The first and second quarters of 2002 were not impacted by this change since under the 52-53 week fiscal year, those quarters ended on March 31 and June 30, respectively. For the three and nine month periods ended September 30, 2002, this change in fiscal year increased basic and diluted net income per share by approximately one cent per share, and did not have a material impact on the Company's consolidated financial position or cash flows. The effect of this fiscal year change on the Company's consolidated financial position, results of operations or cash flows for the fourth quarter and fiscal year ending December 31, 2002 is not yet determinable.

        For the three and nine month periods ended September 30, 2001 and the year ended December 31, 2001, the Company used a 52-53 week fiscal year. As a result, these periods may not have ended on the same day as the calendar period. However, for convenience of presentation, prior year periods in these accompanying condensed consolidated financial statements are presented as ended on September 30 and December 31.

        Certain items in the prior period's financial statements have been reclassified to conform to the current period's format.

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

        The Company adopted SFAS 142 on January 1, 2002. In accordance with the new standard, the Company stopped amortizing goodwill related to its acquisition of Circa Communications Ltd. This resulted in a permanent decrease in goodwill amortization expense of approximately $0.7 million per quarter through the first quarter of 2004. Under the transition rules of SFAS 142, business combinations completed after July 1, 2001, but prior to January 1, 2002, were accounted for in accordance with SFAS 142, and consequently, the goodwill balances resulting from the PictureTel and ASPI acquisitions have never been amortized. Also in accordance with SFAS 142, the Company reclassified the purchased intangible asset, acquired work force, to goodwill since it did not meet the criteria to be recorded separately from goodwill. Further, the Company no longer amortizes the trade name purchased intangible as it was deemed to have an indefinite life.

        In June 2002, the Company completed its transitional goodwill impairment test outlined under SFAS 142 which required the assessment of goodwill for impairment as of January 1, 2002 by determining and comparing the fair value of its reporting units, as defined in SFAS 142, to the reporting unit's carrying value as of that date. Based on the results of this impairment test, the Company determined that its goodwill assets were not impaired as of January 1, 2002. The Company plans to conduct its annual impairment test in the fourth quarter of 2002 and every year thereafter. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill impairment tests.

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

        In June 2002, the FASB issued Statements of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its consolidated financial position, results of operations or cash flows.

3. INVENTORIES

        Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out ("FIFO") method. Inventories consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$6,867	$15,412
Work in process	515	1,101
Finished goods	30,560	31,660

	$37,942	$48,173

4. OTHER ACCRUED LIABILITIES

        Other accrued liabilities consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Accrued expenses	$10,297	$22,342
Current portion of acquisition-related reserves	9,365	14,460
Warranty reserves	9,983	9,123
Inventory purchase commitment	6,300	6,419
Sales tax payable	4,160	1,930
Employee stock purchase plan withholding	843	1,637
Other accrued liabilities	2,256	8,476

	$43,204	$64,387

        The inventory purchase commitment was a PictureTel liability that the Company assumed as part of the acquisition of that entity in October 2001, and represents a commitment to purchase future finished goods manufacturing by a third party vendor.

5. PUBLIC STOCK OFFERING

        In February 2002, the Company completed an equity offering in which it sold 8,050,000 shares of common stock, including an over-allotment option of 1,050,000 shares exercised by the underwriters, at a price of $31.20 per share for proceeds to the Company of approximately $237.5 million, net of issuance costs. The Company intends to use the net proceeds from this offering primarily for general corporate purposes, including working capital and capital expenditures, as well as for possible acquisitions of complementary businesses or technologies.

6. BANK LINE OF CREDIT

        The Company has available a $25 million revolving line of credit with a bank under an agreement dated November 15, 2001. Borrowings under the line are unsecured and bear interest at the bank's prime rate (4.75% at September 30, 2002) or at the London interbank offered rate (LIBOR) used by the bank plus 0.65% (approximately 2.41% to 2.45%, depending on the term of the borrowings at September 30, 2002). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels and other related items. The line of credit expires on December 3, 2003. There were no amounts outstanding under this facility as of September 30, 2002 or December 31, 2001, and the Company was in compliance with all applicable financial covenants and restrictions for the periods presented.

7. NET INCOME PER SHARE

        Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period less the weighted average shares of treasury stock and common stock subject to repurchase. Diluted net income per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and warrants outstanding, or the conversion of preferred stock to common stock and shares of common stock subject to repurchase.

        A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator—basic and diluted net income per share
Net income	$3,484	$9,875	$23,625	$22,655

Denominator—basic net income per share
Weighted average common stock outstanding	100,951	84,195	99,805	83,455
Weighted average treasury shares	(960)	—	(584)	—
Weighted average shares subject to repurchase	(4)	(6)	(3)	(23)

Total weighted average shares used in calculation of basic net income per share	99,987	84,189	99,218	83,432

Basic net income per share	$0.03	$0.12	$0.24	$0.27

Denominator—diluted net income per share
Denominator—shares used in the calculation of basic net income per share	99,987	84,189	99,218	83,432
Effect of dilutive securities:
Weighted average common stock options	814	2,525	1,572	2,867
Weighted average shares subject to repurchase	4	6	3	23

Total weighted average shares used in calculation of diluted net income per share	100,805	86,720	100,793	86,322

Diluted net income per share	$0.03	$0.11	$0.23	$0.26

        For the three months ended September 30, 2002 and 2001, approximately 11,864,081 and 6,587,559, respectively, and for the nine months ended September 30 2002 and 2001, approximately 9,522,834 and 4,637,927, respectively, of securities such as stock options were excluded from the denominator in the computation of diluted net income per share as their effect would have been anti-dilutive.

8. BUSINESS SEGMENT INFORMATION

        The Company operates in one business segment called Communications and markets its products and services in the United States and in foreign countries primarily through channel partners. The Company has five product lines: video communications, voice communications, network systems, iPower-related services and network access. The percentage of total net revenues for the Company's product lines are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Video communications	53%	53%	57%	50%
Voice communications	18%	19%	16%	21%
Network systems	19%	26%	18%	23%
iPower-related services	8%	—	7%	—
Network access	2%	2%	2%	6%

Total net revenues	100%	100%	100%	100%

9. COMPREHENSIVE INCOME

        The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$3,484	$9,875	$23,625	$22,655
Reclassification adjustments for losses (gains) realized in net income	1,521	—	2,444	(7)
Change in unrealized gains (losses) on marketable securities	1,911	(116)	(535)	771
Change in foreign currency translation	—	—	162	—

Comprehensive income	$6,916	$9,759	$25,696	$23,419

10. INVESTMENTS

        Short-term and long-term investments consist primarily of U.S. government securities, state and local government securities and corporate debt and equity securities, of which $0.2 million and $9.7 million were strategically invested in equity securities of certain publicly traded companies at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002 and December 31, 2001, short-term investments maturing within one year totaled approximately $43.8 million and $23.3 million, respectively, and long-term investments, which have a maximum maturity of two years, except for equity securities of certain publicly traded companies of $0.2 million, totaled approximately $279.8 million and $68.7 million respectively. All short and long-term investments are carried at fair value based on quoted market prices at the end of the reporting period, with unrealized gains and losses on these investments recorded as a component of stockholders' equity, except warrants to purchase publicly traded equity securities which are marked to market through the condensed consolidated statement of operations. If these investments are sold at a loss or have permanently declined in value, a charge to operations would be recorded. Realized gains and losses on these investments, which have been immaterial to date, are recorded in "Interest income, net". Realized gains and losses on strategic investments in equity securities of publicly traded companies are reflected in "Loss on strategic investments" in the condensed consolidated statements of operations. During the three and nine month periods ended September 30, 2002, the Company recorded a loss totaling $1.5 million and $4.0 million, respectively, related to the sale of its strategic investments in equity securities of publicly traded companies and the write-down of its warrants to purchase publicly traded equity securities. No realized losses or permanent declines in value were recorded in the three and nine month periods ended September 30, 2001 related to these strategic investments.

        For strategic reasons we have made various investments in private companies. These private company investments are carried at cost less any impairment write-downs and are recorded in "Other assets" in our condensed consolidated balance sheets. These investments are reviewed for impairment when events or changes in circumstances indicate that impairment may exist and appropriate reductions in their carrying value are made, if necessary. These private company investments had no carrying value as of September 30, 2002 and a carrying value of $4.3 million as of December 31, 2001. These investments have been permanently written down a total of $12.0 million from their original cost, including $0.9 million and $3.0 million in the three and nine month periods ended September 30, 2002, respectively, and $1.5 million in the nine month period ended September 30, 2001, which is reflected in "Loss on strategic investments" in the condensed consolidated statements of operations. No losses were recorded in three month period ended September 30, 2001 related to these private company investments.

11. BUSINESS COMBINATIONS

        On June 20, 2002, the Company completed the acquisition of privately-held MeetU.com, Inc. ("MeetU"), a leading developer of web collaboration software. The primary reason for the acquisition and the factors that contributed to the recognition of goodwill relate to MeetU's ability to deliver core technology in the web collaboration arena. The Company expects this technology to provide synergies between MeetU's web collaboration software and the Company's voice and video product lines thereby enabling the Company to deliver complete end-to-end collaboration solutions. Since June 21, 2002, the results of operations of MeetU have been included in the Company's condensed consolidated statements of operations. Pro forma results of operations have not been presented, as the effect of this acquisition was not material.

        The Company acquired all the outstanding capital stock of MeetU for a total consideration of $2.7 million consisting of 41,553 shares of Polycom common stock, with an aggregate value of $0.6 million, $1.8 million of previous cash investments by the Company, approximately $30,000 in cash at closing and approximately $0.2 million of acquisition costs. Additional shares of Polycom common stock are issuable upon the successful completion of five revenue based earn-out thresholds prior to June 20, 2005. The Company may be required to issue additional shares of the Company's common stock each time an earn-out threshold is achieved. Assuming all earn-out thresholds are achieved prior to June 20, 2005, the Company would be required to issue a total of $3.5 million to $10.5 million of common stock depending upon the average closing price of the Company's common stock during the thirty days prior to achievement of each earn-out threshold. This additional consideration would increase goodwill and the total purchase consideration. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

        The amounts allocated to in-process research and development were determined by management, after considering among other factors, the results of an independent appraisal based on established valuation techniques in the high-technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for those in-process research and development projects. The cost approach, which uses the concept that replacement cost is an indicator of fair value, was the primary technique utilized in valuing the in-process research and development. The cost approach is based on the premise that a prudent investor would pay no more for an asset than the cost to replace that asset with a new one.

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

        In accordance with SFAS 142, goodwill originating from the MeetU acquisition has not been amortized. Purchased intangible assets are being amortized on a straight-line basis over a period of three years. For the three and nine month periods ended September 30, 2002, amortization associated with the purchased intangible assets totaled approximately $0.2 million and $0.3 million, respectively.

        During the year ended December 31, 2001, the Company completed the acquisitions of PictureTel Corporation ("PictureTel"), a leader in visual collaboration, Atlanta Signal Processors, Inc. ("ASPI"), a manufacturer of voice products for the installed voice systems market, Circa Communications Ltd. ("Circa"), a leading developer of voice over internet protocol (VoIP) telephony products and Accord Networks Ltd. ("Accord"), a leading provider of next-generation, rich-media network products that enable Internet Protocol (IP) and other network voice and video communications in both the customer premises and service provider markets. No acquisitions were completed during the first or third quarters of 2002. The PictureTel, ASPI and Circa acquisitions were accounted for using the purchase method, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. In connection with the Circa acquisition, up to an additional 421,554 shares of Polycom common stock will be released from escrow upon the successful completion of certain revenue based earn-out thresholds. The operating results of these businesses are included in these condensed consolidated financial statements for the three and nine month periods ended September 30, 2002 from the date of acquisition. The following table summarizes the Company's purchase price allocation related to its purchase business combination transactions (in thousands):

Acquisition Date	Acquired Company	Consideration Paid	In-process R&D Expense	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets	Unearned Stock-based Compensation
June 20, 2002	MeetU	$2,690	$900	$41	$2,900	$(1,151)	$—
November 30, 2001	ASPI	5,992	900	2,062	4,100	(1,824)	754
October 18, 2001	PictureTel	412,868	49,292	292,158	42,821	28,597	—
April 2, 2001	Circa	14,604	2,450	8,454	3,650	(730)	780

Totals		$436,154	$53,542	$302,715	$53,471	$24,892	$1,534

        The purchase price allocation related to the ASPI and MeetU acquisitions is preliminary as the Company is currently evaluating various matters related to these acquisitions including assessing the fair value of certain facilities costs and other assets and liabilities. The purchase price allocation related to the PictureTel acquisition is final as of September 30, 2002, except for the resolution of certain tax related pre-acquisition contingencies which would result in an adjustment to goodwill in the period the contingency is resolved. The purchase price allocation related to the Circa acquisition is final as of September 30, 2002, except for the resolution of certain earn-out contingencies payments which would result in an adjustment to goodwill and an increase in the total consideration paid in the period the earn-out is achieved.

        Due to the significance of the PictureTel acquisition, the following unaudited pro forma financial information is presented to reflect the results of operations for the three and nine month periods ended September 30, 2002 and 2001 as if the PictureTel acquisition had occurred at the beginning of each period presented. The pro forma financial information includes $8.1 million and $12.3 million of nonrecurring charges related to lease termination costs and facility closings, workforce reductions and acquisition costs incurred by PictureTel in the three and nine month periods ended September 30, 2001. These pro forma results have been presented for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of each period presented, and may not be indicative of future operating results, (unaudited, in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenues	$106,033	$122,355	$365,498	$398,212
Net income (loss)	$3,484	$(15,682)	$23,625	$(24,662)
Net income (loss) per share:
Basic	$0.03	$(0.17)	$0.24	$(0.27)
Diluted	$0.03	$(0.17)	$0.23	$(0.27)
Weighted average shares:
Basic	99,987	90,773	99,218	90,016
Diluted	100,805	90,773	100,793	90,016

        The acquisition of Accord was completed on February 28, 2001 and was accounted for as a pooling of interests. Accordingly, Polycom's historical condensed consolidated financial statements presented were restated to include the accounts and results of operations of Accord for the periods presented. All intercompany transactions between the two companies have been eliminated in consolidation. Polycom and Accord had the same fiscal year ends of December 31. The following table reconciles Polycom's original revenues and earnings to the combined amounts (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenues:
Polycom	$106,033	$82,454	$365,498	$253,365
Accord Networks	—	—	—	9,776

Combined net revenues	$106,033	$82,454	$365,498	$263,141

Net income:
Polycom	$3,484	$9,875	$23,625	$22,573
Accord Networks	—	—	—	82

Combined net income	$3,484	$9,875	$23,625	$22,655

Basic net income per share:
Polycom	$0.03	$0.12	$0.24	$0.27
Accord Networks	—	—	—	—

Combined basic net income per share	$0.03	$0.12	$0.24	$0.27

Diluted net income per share:
Polycom	$0.03	$0.11	$0.23	$0.26
Accord Networks	—	—	—	—

Combined diluted net income per share	$0.03	$0.11	$0.23	$0.26

12. GOODWILL AND PURCHASED INTANGIBLES

        The following table presents details of the Company's goodwill (in thousands):

Balance at December 31, 2001	$299,445
Add: Reclassification of acquired workforce intangible to goodwill	525
Add: Goodwill acquired in the MeetU purchase acquisition	56
Add: Changes in fair value estimates of assets acquired and liabilities assumed	1,100

Balance at September 30, 2002	$301,126

        The unamortized balance of acquired workforce totaling $0.5 million, recorded as part of the purchase price allocation of the Circa acquisition, was reclassified from purchased intangibles to goodwill, as it did not meet the criteria outlined in SFAS 142 to be recorded separately from goodwill. The fair value adjustments to assets acquired and liabilities assumed during the nine months ended September 30, 2002 resulted primarily from revisions to net cost estimates associated with the elimination of redundant facilities, resolution of certain other pre-acquisition contingencies and changes in estimates of the fair value of certain PictureTel assets recorded during the initial purchase price allocation. In the third quarter of 2002, the Company finalized its purchase price allocation of the PictureTel acquisition resulting in a net increase in goodwill of approximately $1.3 million for the nine month period ended September 30, 2002. These adjustments to goodwill resulted primarily from an increase in the facility closings liability of approximately $15.0 million partially offset by a $7.9 million increase in deferred tax assets, a $3.5 million net decrease in other acquisition related liabilities and a $2.3 million increase in the fair value of certain acquired assets. See Note 13 of Notes to Condensed Consolidated Financial Statements regarding the increase to the facility closings liability.

        The following table presents details of the Company's total purchased intangible assets as of September 30, 2002 (in thousands):

Purchased Intangible Assets	Gross	Accumulated Amortization	Other Adjustments	Net
Core and developed technology	$23,978	$(6,830)	$—	$17,148
Patents	8,668	(2,749)	—	5,919
Customer and partner relationships	19,625	(6,755)	—	12,870
Acquired workforce	700	(175)	(525)	—
Trade name	1,021	(94)	—	927
Other	500	(139)	—	361

Total	$54,492	$(16,742)	$(525)	$37,225

        Upon adoption of SFAS 142, the Company determined that the purchased trade name intangible had an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, the trade name is no longer amortized but is reviewed for impairment annually or sooner under certain circumstances.

        The estimated future amortization expense of purchased intangible assets as of September 30, 2002 is as follows (in thousands):

Year ending December 31,	Amount
2002 (remaining three months)	$4,390
2003	17,590
2004	13,861
2005	457

Total	$36,298

        In accordance with the transitional disclosures outlined in SFAS 142, the following tables reconcile and summarize reported results for the three and nine month periods ended September 30, 2002 and 2001 and the years ended December 31, 2001, 2000 and 1999, adjusted to exclude amortization of goodwill, trade name and assembled workforce intangible assets, as if the non-amortization requirements of SFAS 142 had been applied at the beginning of each period presented (in thousand, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net income	$3,484	$9,875	$23,625	$22,655
Add back:
Goodwill, trade name and acquired workforce amortization	—	788	—	1,568

Adjusted net income	$3,484	$10,663	$23,625	$24,223

Reported basic net income per share	$0.03	$0.12	$0.24	$0.27
Add back:
Goodwill, trade name and acquired workforce amortization	—	0.01	—	0.02

Adjusted basic net income per share	$0.03	$0.13	$0.24	$0.29

Reported diluted net income per share	$0.03	$0.11	$0.23	$0.26
Add back:
Goodwill, trade name and acquired workforce amortization	—	0.01	—	0.02

Adjusted diluted net income per share	$0.03	$0.12	$0.23	$0.28

	Year ended December 31,
	2001	2000	1999
Reported net (loss) income	$(27,700)	$37,463	$29,717
Add back:
Goodwill, trade name and acquired workforce amortization	2,382	—	—

Adjusted net (loss) income	$(25,318)	$37,463	$29,717

Reported basic net (loss) income per share	$(0.33)	$0.50	$0.45
Add back:
Goodwill, trade name and acquired workforce amortization	0.03	—	—

Adjusted basic net income (loss) per share	$(0.30)	$0.50	$.45

Reported diluted net (loss) income per share	$(0.33)	$0.45	$0.38
Add back:
Goodwill, trade name and acquired workforce amortization	0.03	—	—

Adjusted diluted net (loss) income per share	$(0.30)	$0.45	$0.38

13. ACQUISITION-RELATED COSTS AND LIABILITIES

        In the three and nine month periods ended September 30, 2002, the Company recorded a charge to operations of $0.1 million and $2.8 million, respectively, for acquisition-related integration costs primarily related to the PictureTel acquisition. In the three and nine month periods ended September 30, 2001, the Company recorded a charge to operations of $0.5 million and $11.5 million, respectively, related to the Accord and Circa acquisitions. For the nine months ended September 30, 2001, the acquisition-related charges consisted of restructuring charges of $2.2 million, asset impairments of $1.1 million and other acquisition costs of $8.2 million including outside financial advisory, legal and accounting services. In addition, the $0.5 million charge for the three months ended September 30, 2001 was related to other acquisition costs. These charges, and charges in prior periods related to the Company's acquisitions of Accord, Circa, PictureTel, ASPI and MeetU, include the cost of actions designed to improve the Company's combined competitiveness, productivity and future profitability, and primarily relate to the elimination of redundant and excess facilities and workforce in the Company's combined businesses and the elimination of redundant assets.

        The following table summarizes the status of the Company's acquisition-related liabilities and integration costs:

	Facility Closings	Severance and Related Benefits	Other Exit Costs	Integration Costs, Merger Fees and Expenses
Balance at January 1, 2001	$—	$—	$—	$4,467
2001 Additions to the reserves	1,429	2,311	309	12,602
2001 Liabilities assumed through purchase acquisitions	24,081	14,088	—	—
2001 Cash payments and other usage	(137)	(5,359)	(126)	(15,258)

Balance at December 31, 2001	25,373	11,040	183	1,811
Additions to the reserves in the nine months ended September 30, 2002	15,042	1,073	—	2,842
Liabilities assumed through purchase acquisitions	31	277	—	—
Cash payments and other usage in the nine months ended September 30, 2002	(2,884)	(7,983)	(183)	(4,653)

Balance at September 30, 2002	$37,562	$4,407	$—	$—

        The Company had approximately $32.6 million and $23.9 million, at September 30, 2002 and December 31, 2001, respectively, of acquisition-related reserves classified as long-term liabilities. Approximately $9.4 million and $14.5 million, at September 30, 2002 and December 31, 2001, respectively, of acquisition-related reserves were classified as current liabilities.

Facility closings

        The facility closings liability is primarily related to estimated lease termination costs and the net present value of the minimum lease payments for vacated and redundant facilities that the Company intends to sublease or negotiate a lease termination settlement. The Company has netted estimated sublease cash receipts against its lease obligations to determine the minimum lease payments for the facilities it intends to sublease. The longest lease term for facilities identified for a sublease arrangement extends to 2014. The Company also assumed liabilities related to facility closings totaling $24.1 million from the acquisitions of PictureTel, ASPI and MeetU. During the third quarter of 2002, the Company finalized its purchase price allocation related to the PictureTel acquisition which resulted in an additional accrual to the facility closings liability of approximately $15.0 million. This adjustment resulted from final clarifications related to the terms under which the Company could sublease certain redundant facilities and changes in estimates of operating costs related to these facilities.

        Estimates of sublease income are based on current comparable rates for leases in the respective markets. If facilities rental rates decrease in these markets or if it takes longer than expected to sublease these facilities, or if costs related to subleasing or terminating lease obligations are greater than expected, the actual loss could differ from these estimates and would result in further increases to this liability and would be charged to operations during the period the loss is incurred.

Severance and related benefits

        The severance and related benefits liability is for workforce reductions that were initiated in 2001 and 2002. Additionally, the Company assumed liabilities related to severance totaling $14.4 million from the acquisitions of PictureTel, ASPI and MeetU. These workforce reductions were substantially complete as of September 30, 2002. Severance payments are being made through the end of 2004.

Other exit costs

        Other exit costs related to payment obligations that carried no future benefit to the Company's combined operations and were completed as of September 30, 2002.

14. RESTRUCTURE COSTS

        In July 2002, the Company's management approved restructuring actions in response to the continued global economic downturn and to improve the Company's overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. The Company recorded a restructuring charge of $1.1 million in the three months ended September 30, 2002 as a result of these actions. This charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately four percent of the Company's employees worldwide. As of September 30, 2002, the Company had paid approximately $0.8 million of the $1.1 million charge. The remaining amount will be paid in fiscal 2003. Further, in October and November 2002, the Company is initiating additional restructuring actions in response to the continued global economic downturn and anticipates recording a restructuring charge of approximately $0.7 million related to severance and other employee termination benefits.

15. INCOME TAXES

        The Company's effective tax rate for the three and nine month periods ended September 30, 2002 was 27.5% which resulted in a provision for income taxes of $1.3 million and $9.0 million, respectively. The effective tax rate for the three and nine month periods ended September 30, 2001 was 29.0% and 35.2%, respectively, which resulted in a provision for income taxes of $4.0 million and $12.3 million, respectively. The reductions in the effective tax rates from the prior periods were primarily the result of a decrease in nondeductible acquisition-related costs and an increase in foreign earnings subject to relatively lower tax rates. The Company's effective tax rate differs from the statutory tax rate primarily due to foreign earnings which were subject to relatively lower tax rates.

16. SHARE REPURCHASE PROGRAM

        In June 2002, the Board of Directors approved a plan to repurchase up to 3.5 million shares of the Company's common stock in the open market or privately negotiated transactions. As of September 30, 2002, the Company has repurchased approximately 837,000 shares in the open market. In October 2002, the Company retired and reclassified these shares of common stock as authorized and unissued.

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

Overview

        We were incorporated in December 1990. We were engaged principally in research and development from inception through September 1992, when we began volume shipments of our first voice communications product, the SoundStation. In the second quarter of 2001 and the fourth quarter of 2001, we completed our acquisitions of Circa Communications, Ltd., or Circa, and Atlanta Signal Processors, Inc, or ASPI. These acquisitions added to our voice communications product line which currently consists of the SoundStation, VoiceStation, SoundPoint, Vortex and VoIP product families. In January 1998, we completed the acquisition of ViaVideo Communications, Inc., or ViaVideo, a development stage company that designed and developed high quality, low cost, easy-to-use, group video communications systems. In February 1998, we began customer shipments of our ViewStation products. In the fourth quarter of 2001, we completed our acquisition of PictureTel Corporation adding to our video communications product line which currently consists of the ViewStation, iPower, Visual Concert, GMS, PathNavigator and ViaVideo product families. In December 1999, we acquired Atlas Communication Engines, Inc., or Atlas, a privately held OEM supplier of integrated access devices, or IADs, and an emerging supplier of digital subscriber line, or DSL, routers which provide voice and data over DSL networks. Our current network access product offerings are comprised of our NetEngine line of IADs and DSL routers. In February 2001, we acquired Accord Networks Ltd., or Accord, a leading provider of next generation, rich-media network products that enable Internet Protocol and other network voice and video communications in both the customer premises and service provider markets. Accord's products were our initial network systems product offerings. In the second quarter of 2002, we completed our acquisition of MeetU.com, Inc., or MeetU, adding to our our network systems product line which currently consists of the MGC and GW, Voice Bridge and WebOffice product families which provide multipoint video connectivity and gateway capability through disparate networks.

        Our condensed consolidated financial statements for the first nine months of 2002 include the effects of the PictureTel, Circa and ASPI acquisitions. MeetU is included in our consolidated financial position, results of operations and cash flows from June 20, 2002, the date of acquisition.

        Through September 30, 2002, we derived a substantial majority of our net revenues from sales of our ViewStation, iPower, network systems and SoundStation products and iPower-related services. We anticipate that our video communications products, network systems, audio communications products and iPower-related services will account for a substantial majority of our net revenues for at least the next twelve months. Any factor adversely affecting the demand or supply for these products would harm our business, financial condition, cash flows and results of operations.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2002 and 2001

        The following table sets forth, as a percentage of net revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net revenues	100%	100%	100%	100%
Cost of net revenues	44	43	44	43

Gross profit	56	57	56	57

Operating expenses:
Sales and marketing	24	19	21	20
Research and development	17	17	16	16
General and administrative	6	6	6	5
Acquisition-related costs	—	1	1	4
Purchased in-process research and development	—	—	—	1
Amortization of purchased intangibles	4	—	3	—
Restructure costs	1	—	—	—
Amortization of goodwill	—	1	—	1
Litigation settlement	—	—	—	—

Total operating expenses	52	44	47	47

Operating income	4	13	9	10
Interest income, net	3	4	2	4
Loss on strategic investments	(2)	—	(2)	(1)
Other income (expense)	—	—	—	—

Income before provision for income taxes	5	17	9	13
Provision for income taxes	2	5	3	4

Net income	3%	12%	6%	9%

Net Revenues

        Net revenues for the three months ended September 30, 2002 increased 29% over the same period of 2001. This increase was due primarily to increased sales volume of our video communications products and iPower-related services. The video communications products net revenues increased to $56.3 million in the third quarter of 2002 from $43.9 million in the third quarter of 2001. Although the ViewStation product line contributed to the increase in video communications net revenues, this growth was primarily due to the addition of the iPower video product line added through the acquisition of PictureTel in October 2001. Due to the timing of this acquisition, no iPower product revenue is reflected in the prior year numbers. Similarly, the iPower-related services net revenues was $8.7 million compared to nothing reported in the same period of 2001, as this revenue stream was also added through the acquisition of PictureTel. Also contributing to the increase in net revenues was a product mix shift to higher-end voice communications products along with a slight increase in sales volumes of our voice communications products, and, to a lesser extent, growth in the network access product line sales volume. These increases were offset somewhat by a decrease in sales volume in our network systems products in the third quarter of 2002 when compared to the same period of 2001. On a regional basis, North America, Europe, Asia and Latin America revenues increased 10%, 92%, 37% and 491%, respectively, in the third quarter of 2002 over the third quarter of 2001.

        Net revenues for the nine months ended September 30, 2002 increased 39% over the same period last year. This growth was due primarily to growth in sales volume of our ViewStation product line, the addition of our iPower video product line and iPower-related services, and to a lesser extent, an increase in sales volume of our network systems and voice communications products. This growth was partially offset by a sales volume decrease in the network access product line.The lower sales volume of network access products was due to significant delays in the deployment of DSL as discussed below. The iPower video product and iPower-related service revenues were added from the PictureTel acquisition in October 2001 and, therefore, no iPower products or services revenues are included in net revenues for the nine months ended September 30, 2001. On a regional basis, North America, Europe, Asia and Latin America revenues increased 31%, 48%, 49% and 134%, respectively, in the nine month period ended September 30, 2002 over the comparable prior year period.

        A major contributor to the expected growth of the broadband market has been the deployment of DSL. The success of our network access product line is dependent on the continued deployment of broadband services such as DSL by service providers. Beginning in the second half of 2000, the market for broadband services experienced a severe downturn, characterized by financial troubles for many telecommunications service providers and delays in delivering broadband services. This downturn has continued through the third quarter of 2002 and has negatively impacted sales of our network access products. These DSL providers are customers of our network access products through OEM providers that we use as channel partners. These service delays slowed the expected growth in this market which in turn slowed sales volumes of our network access products. As a result, network access product revenues decreased 49% for the first nine months of 2002 compared to the first nine months of 2001. If these conditions persist for the remainder of 2002, they will continue to negatively impact revenues from our network access products. We continue to monitor the growth of this market and evaluate the overall strategic nature of this business in relation to our overall product offerings.

        In the three and nine month periods ended September 30, 2002 and 2001, we derived a substantial majority of our net revenues from sales of our video communications, voice communications and network systems products and related services. No customer or channel partner accounted for more than 10% of our net revenues for the three and nine month periods ended September 30, 2002 and 2001. See Note 8 of Notes to Condensed Consolidated Financial Statements for information regarding revenues by product line.

        Our business is subject to the risks arising from domestic and global economic conditions. During 2001 and continuing through the third quarter of 2002, the economic downturn in the United States slowed overall spending to the point where industries delayed or reduced technology purchases. If this economic downturn and uncertainty in technology spending continues for the remainder of 2002, it will likely have an adverse effect on our results of operations for the fourth quarter of 2002. If our channel partners delay or reduce orders for our products, we will fall short of our revenue expectations for the fourth quarter of 2002, as we did in the second and third quarters of 2002, and for the entire year. Further, if these conditions persist, our business and financial performance will continue to be negatively affected as they were in 2001 and the second and third quarter of 2002. For example, in the third quarter of 2002, these conditions resulted in sequentially weaker video communications, voice communications, network systems and network access product revenues from the second quarter of 2002. The extent of adverse economic conditions over the remainder of 2002 is difficult to predict at this time, which represents a significant uncertainty with respect to our 2002 operating results. In addition, weakness in the end-user market for our products could negatively affect the revenue and cash flow of our channel partners who could, in turn delay orders and delay paying their obligations to us. This could harm our revenues, profitability, financial condition and cash flow. Further, we believe that our plans to reduce our channel inventories to a more optimal level may limit revenue growth and may cause a decrease in revenue in the near term. In addition, we plan to implement changes to our channel partner strategy which will result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with more direct interaction between us and our direct end-user customers. These changes may cause disruptions in our channels and negatively impact revenue growth in the near term.

        International net revenues, or revenues outside of Canada and the U.S., accounted for 41% and 31% of total net revenues for the three months ended September 30, 2002 and 2001, respectively, and 41% and 38% of total net revenues for the nine months ended September 30, 2002 and 2001, respectively. The absolute dollar increase in international net revenues of 70% and 52% for the three and nine month periods ended September 30, 2002, respectively, over the comparable periods in the prior year was primarily driven by increased sales volume of our video communications and network systems products. Additionally, international iPower-related services net revenues were $3.4 million and $10.2 million for the three and nine month periods ended September 30, 2002 compared to nothing reported in the same periods of 2001, as this revenue stream was added through the acquisition of PictureTel.

        We anticipate that international sales will continue to account for a significant portion of total net revenues for the foreseeable future, and we plan to continue our expansion in Asia and Europe. International sales, however, are subject to certain inherent risks, including potential economic weakness in international markets, the adverse economic impact of terrorist attacks and incidents and any military response to those attacks, or a war with Iraq or other countries perceived as a threat by the United States government, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. Additionally, international net revenues may fluctuate as a percentage of net revenues in the future as we introduce new products since we expect to initially introduce these products in North America, and also, because of the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, our business could be harmed. We cannot make assurances that we will be able to maintain or increase international market demand for our products. Additionally, to date, a substantial majority of our international sales have been denominated in U.S. currency. However, if our international sales were denominated in local currencies in the future, these transactions would be subject to currency fluctuation risks.

Cost of Net Revenues

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2002	September 30, 2001	Increase	September 30, 2002	September 30, 2001	Increase
Cost	$46,542	$35,336	32%	$160,476	$112,605	43%
% of Net Revenues	44%	43%	1%	44%	43%	1%

        Cost of net revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments and an allocation of overhead expenses. The increases in the cost of net revenues as a percentage net revenues for the three and nine months ended September 30, 2002 were due primarily to increased manufacturing and services spending, an increase in our warranty provision and overhead costs, partially offset by favorable material price variances and cost containment measures and expense controls designed to reduce spending in the third quarter of 2002.

        Forecasting future gross margin percentages is difficult and there are a number of difficulties associated with maintaining our current gross margin levels. For example, uncertainties surrounding revenue levels and related production level variances, competition, changes in technology, changes in product mix, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs and timing of sales over the next few quarters can cause our cost of net revenues percentage to fluctuate significantly. Additionally, our IAD and DSL equipment products, iPower products, VoIP products and other desktop products have a significantly higher cost of net revenues percentage than our network systems, ViewStation and SoundStation products. Accordingly, any significant revenue growth in our iPower, IAD, DSL, VoIP and other desktop products will have a negative effect on our cost of net revenues percentages. Also, we may reduce prices on our products in the future for competitive reasons or to stimulate demand which could increase our cost of net revenues percentage, and there is the risk that any such potential price reductions would not offset competitive pressures or stimulate demand. In addition, cost variances associated with the manufacturing ramp of new products, or the write-off of initial inventory purchases due to product launch delays or the lack of market acceptance of our new products such as our iPower 9000 series, VoicePlus bridging solution, VoIP telephony products, VoiceStation 100 or any other new product under development could occur which would increase our cost of net revenues percentage in any quarter.

        In addition to the uncertainties listed above, cost of net revenues as a percentage of net revenues may increase due to a change in our mix of distribution channels and the mix of international versus North American revenues, or revenues from Canada and the United States. Further, during 2001 and the first and second quarter of 2002, we wrote down our network access products inventory which resulted in a significantly lower value for this inventory. This write-down was due in part to the delay in the deployment of the DSL technology. The current value of our network access products inventory is based upon our expectations of the performance of the market for our network access products in the future. If the market does not grow in the future, we could further write down our network access products inventory which would negatively affect our cost of net revenues, consolidated financial position and results of operations.

Sales and Marketing Expenses

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2002	September 30, 2001	Increase	September 30, 2002	September 30, 2001	Increase
Expenses	$25,099	$16,775	50%	$74,991	$52,824	42%
% of Net Revenues	24%	19%	5%	21%	20%	1%

        Sales and marketing expenses consist primarily of salaries and commissions for our sales force, advertising and promotional expenses, travel costs, product marketing, and an allocation of overhead expenses. The 50% and 42% increases in absolute dollars in the three and nine month periods ended September 30, 2002 over the comparable periods in 2001 were primarily due to an increase in salaries related to our sales force and sales force infrastructure costs, driven by the PictureTel acquisition in the fourth quarter of 2001, and an increase in commissions resulting from a significant increase in sales of our products in the first nine months of 2002 over the same period in 2001. Also contributing to the absolute dollar increase was our overall efforts to expand our sales and marketing activities, including increased spending on promotional materials, trade shows and outside consultants. The five percent increase in sales and marketing expenses as a percentage of net revenues in the third quarter of 2002 over the comparable period in 2001 was primarily due to the 15% sequential decrease in net revenues from the second quarter of 2002.

        Due to the continued economic downturn and uncertainty in technology spending, we implemented cost containment measures and expense controls designed to reduce our operating costs in the third quarter of 2002. However, we expect to increase our sales and marketing expenses in the fourth quarter in absolute dollar amounts on a year over year basis as we expand North American and international markets, market new products and expand the public sector market. Further, our acquisitions of PictureTel, Accord, Circa, ASPI and MeetU expanded our product portfolio into new products and markets which required significant additional marketing expenditures to communicate the value of the new product offerings as well as significant additional sales expenditures to develop our sales organization to market these products. Due to the innovative nature of our products, such as ViaVideo, ViewStation, iPower, MCG, GW, WebOffice, PathNavigator, Vortex and VoIP products, we believe we will incur additional expenses for sales and marketing, especially advertising, to expand the overall market, as well as the adoption rate of this technology and our products, and to educate potential customers as to the desirability of these products over competing products.

Research and Development Expenses

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2002	September 30, 2001	Increase	September 30, 2002	September 30, 2001	Increase
Expenses	$18,042	$13,757	31%	$57,786	$41,618	39%
% of Net Revenues	17%	17%	—	16%	16%	—

        Research and development expenses consist primarily of compensation costs, outside services, depreciation and an allocation of overhead expenses, including facilities and IT costs. The absolute dollar increase in the three and nine month periods ended September 30, 2002 over the same period of 2001 relates primarily to our video communications products, including the iPower product line which was added as part of the acquisition of PictureTel. Since this acquisition was completed late in 2001, there were no expenses in the first nine months of 2001 related to iPower products. We are currently devoting a significant portion of our research and development expenses toward the product lines gained through the PictureTel, Accord, Circa, ASPI and MeetU acquisitions. In addition, we are investing significant research and development resources to enhance and upgrade our Polycom Office suite of products which provides a complete end-to-end communications solution. Such products include our ViewStation, iPower, GMS, MGC, WebOffice, PathNavigator, SoundStation, VoiceStation and Vortex which provide multipoint video and audio connectivity and gateway capability through disparate networks. In the three and nine month periods ended September 30, 2002 and 2001, all research and development costs have been expensed as incurred.

        We believe that technological leadership is critical to our success and we are committed to continuing a high level of research and development. However, due to the continued economic downturn and uncertainty in technology spending, we implemented cost containment measures and expense controls designed to reduce our operating costs in the third quarter of 2002.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2002	September 30, 2001	Increase	September 30, 2002	September 30, 2001	Increase
Expenses	$6,775	$4,605	47%	$23,093	$13,767	68%
% of Net Revenues	6%	6%	—	6%	5%	1%

        General and administrative expenses consist primarily of compensation costs, professional services fees, allocation of overhead expenses and bad debt expense. The 47% and 68% increase in absolute dollar spending in general and administrative expenses in the three and nine month periods ended September 30, 2002 over the same periods of 2001 was the result of higher costs associated with an overall increase in headcount and other infrastructure costs needed to support our growth, which was driven primarily by the PictureTel acquisition in the fourth quarter of 2001, and an increase in bad debt expense associated with higher accounts receivable balances and actual or potential business failures due to the economic slowdown in the United States and Europe.

        Due to the continued economic downturn and uncertainty in technology spending, we implemented cost containment measures and expense controls designed to reduce our operating costs in the third quarter of 2002. However, we believe that our general and administrative expenses may continue to increase in the fourth quarter in absolute dollar amounts on a year over year basis primarily as a result of the expansion of our administrative staff and costs related to supporting a larger company and our continued investments in international regions. Additionally, predicting the timing of bad debt expense associated with uncollectable receivables is difficult, particularly during the current economic environment, and material charges due to uncollectability of our receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter they are recorded.

Acquisition-Related Costs

        In the three and nine month periods ended September 30, 2002, we recorded a charge to operations of $0.1 million and $2.8 million, respectively, for acquisition-related integration costs primarily related to the PictureTel acquisition. In the three and nine month periods ended September 30, 2001, we recorded a charge to operations of $0.5 million and $11.5 million, respectively, related to the Accord and Circa acquisitions. For the nine months ended September 30, 2001, the acquisition-related charges consisted of restructuring charges of $2.2 million, asset impairments of $1.1 million and other acquisition costs of $8.2 million including outside financial advisory, legal and accounting services. The $0.5 million charge for the three months ended September 30, 2001 was related to other acquisition costs. These charges, and charges in prior periods, related to our acquisitions of Accord, Circa, PictureTel, ASPI and MeetU, include the cost of actions designed to improve our combined competitiveness, productivity and future profitability, and primarily relate to the elimination of redundant and excess facilities and workforce in our combined businesses and the elimination of redundant assets. If we acquire another business in the future, we may incur material acquisition expenses related to such transactions. See Note 13 of Notes to Condensed Consolidated Financial Statements.

Purchased In-process Research and Development

        In the nine month period ended September 30, 2002, we incurred charges totaling $0.9 million for in-process research and development acquired as part of our acquisition of MeetU.com, Inc. See Note 11 of Notes to Condensed Consolidated Financial Statements. The amounts allocated to purchased in-process research and development were determined by management, after considering among other factors, the results of an independent appraisal based on established valuation techniques in the high-technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for these in-process research and development projects. The cost approach, which uses the concept that replacement cost is an indicator of fair value, was the primary technique utilized in valuing the in-process research and development acquired in the MeetU transaction. The cost approach is based on the premise that a prudent investor would pay no more for an asset than the cost to replace that asset with a new one. Replacement cost was based on total costs, net of the unrealized income tax deduction benefit, spent developing the in-process technology from MeetU's inception through the date the valuation was performed. It is reasonably possible that the development of this technology could fail because of either prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside of our control such as a change in the market for the resulting developed products. In addition, at such time that the project is completed it is reasonably possible that the completed products do not receive market acceptance or that we are unable to produce and market the product cost effectively.

        In the nine month period ended September 30, 2001, we incurred charges totaling $2.5 million for in-process research and development. This research and development was acquired as part of the acquisition of Circa Communication Ltd. The amounts allocated to purchased in-process research and development were determined by management, after considering among other factors, the results of an independent appraisal based on established valuation techniques in the high-technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

Amortization of Purchased Intangibles and Goodwill

        In the three and nine month periods ended September 30, 2002, we recorded $4.4 million and $12.7 million in amortization of purchased intangibles related to the PictureTel, Circa, ASPI and MeetU acquisitions and in the three and nine months ended September 30, 2001 we recorded $0.3 million and $0.6 million, respectively, in amortization of purchased intangibles related to the Circa acquisition. Purchased intangible assets are being amortized to expense over their estimated useful lives of three years. Under SFAS 142, purchased intangibles no longer meeting the criteria to be recorded separately from goodwill must be reclassified to goodwill, and purchased intangibles deemed to have indefinite lives must no longer be amortized. In the first quarter of 2002, we reclassified approximately $0.5 million of unamortized acquired workforce recorded as part of the purchase price allocation of the Circa acquisition as it did not meet the criteria to be recorded separately from goodwill. This resulted in a permanent reduction in amortization expense of $58,300 per quarter through the first quarter of 2004. Also under SFAS 142, intangible assets with indefinite lives are no longer amortized. As a result, we determined that a previously recorded trade name intangible has an indefinite life. Consequently, the trade name intangible is no longer amortized, resulting in a permanent reduction in amortization expense of $25,000 per quarter through April 2011.

        Beginning January 1, 2002, under the guidance of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," we no longer amortize goodwill related to the Circa acquisition. This resulted in a permanent decrease in goodwill amortization expense of approximately $0.7 million per quarter through the first quarter of 2004. Under the transition rules of SFAS 142, business combinations completed after July 1, 2001, but prior to January 1, 2002, were accounted for in accordance with SFAS 142, and consequently, goodwill balances from the PictureTel and ASPI acquisitions have never been amortized. In June 2002, we completed the transitional goodwill impairment test outlined under SFAS 142 which required to the assessment of goodwill for impairment as of January 1, 2002 by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit's carrying value as of that date. Based on the results of this impairment test, we determined that our goodwill assets were not impaired as of January 1, 2002. We plan to conduct our annual impairment test in the fourth quarter of 2002 and every year thereafter. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill impairment tests.

Restructure costs

        In July 2002, we approved restructuring actions in response to the continued global economic downturn and to improve our overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. We recorded a restructuring charge of $1.1 million in the three months ended September 30, 2002 as a result of these actions. This charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately four percent of our employees worldwide. As of September 30, 2002, we had paid approximately $0.8 million of the $1.1 million charge. A liability has been recorded in "Other accrued liabilities" in the consolidated balance sheet for the remaining amount which is to be paid through fiscal 2003. Further, in October and November 2002, we initiated additional restructuring actions in response to the continued global economic downturn and recorded a restructuring charge of approximately $0.7 million related to severance and other employee termination benefits. If the current economic downturn and uncertainty in technology spending continues, we may take additional restructuring actions to reduce our operating expenses, while simultaneously implementing additional cost containment measures and expense control programs. Such restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees or a decrease in employee morale, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve the anticipated cost reductions our business could be harmed.

Litigation Settlement

        We reached a favorable settlement with a former PictureTel customer during the first quarter of 2002. The dispute involved certain services provided by PictureTel in 2001 and amounts owed to us for providing these services. The amount received was approximately $0.3 million, net of legal fees incurred to litigate and settle the case.

Interest Income, Net

        Interest income, net consists of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts and imputed interest expense related to the cost of closing facilities as part of the PictureTel acquisition and related integration plan. Imputed interest expense for the three and nine month periods ended September 30, 2002 was $0.4 million and $1.1 million, respectively. There was no imputed interested in the three and nine month periods ended September 30, 2001. Interest income, net of interest expense, was $3.0 million and $3.4 million for the three months ended September 30, 2002 and 2001, respectively and $7.2 million and $10.6 million for the nine month periods ended September 30, 2002 and 2001, respectively. Interest income decreased in the three and nine month periods ended September 30, 2002 over the comparable prior year periods due primarily to the imputed interest expense related to facility closings and interest rate reductions resulting from the monetary policy actions taken by the United States Federal Reserve Board to stimulate economic growth in the United States during 2001 and 2002. Partially offsetting these negative effects was an increase in our average cash and investment balances, which was due primarily to our common stock offering which raised $237.5 million in the first quarter of 2002. The average interest rate return on our cash and cash equivalents was 1.87% and on our investments was 2.98% in the third quarter of 2002 compared to 2.99% and 4.76%, respectively, for the third quarter of 2001.

Loss on Strategic Investments

        For strategic reasons we have made various investments in public and private companies. The private company investments are carried at cost less any impairment write-downs and are recorded in "Other assets" in our condensed consolidated balance sheets. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. These private company investments had no carrying value as of September 30, 2002 and a carrying value of $4.3 million as of December 31, 2001.These investments have been permanently written down a total of $12.0 million from original cost, including $0.9 million and $3.0 million for the three and nine month periods ended September 30, 2002, respectively and $1.5 million in the nine month period ended September 30, 2001, which is reflected in "Loss on strategic investments" in the condensed consolidated statements of operations. There were no write downs of these private company investments in the three month period ended September 30, 2001.

        Our strategic public company investments are recorded at fair value in "Short-term investments" and "Long-term investments" in our condensed consolidated balance sheets and are marked to market each period through unrealized gains and losses recorded as a component of stockholders' equity, except our warrants to purchase publicly traded equity securities which are marked to market through the statement of operations. If these investments are sold at a loss or have permanently declined in value, a charge to operations is recorded. Realized gains and losses on these strategic investments are reflected in "Loss on strategic investments" in the statements of operations. During the three and nine month periods ended September 30, 2002, the Company recorded a loss totaling $1.5 million and $4.0 million, respectively, related to the sale of its strategic investments in equity securities of publicly traded companies and the write-down of its warrants to purchase publicly traded equity securities. No realized losses or permanent declines in value were recorded in the three and nine month periods ended September 30, 2001 related to these strategic investments.

Provision for Income Taxes

        Our effective tax rate for the three and nine month periods ended September 30, 2002 was 27.5% which resulted in a provision for income taxes of $1.3 million and $9.0 million, respectively. The effective tax rate for the three and nine month periods ended September 30, 2001 was 29.0% and 35.2% which resulted in a provision for income taxes of $4.0 million and $12.3 million, respectively. The reductions in the effective tax rates from the prior periods were primarily the result of a decrease in nondeductible acquisition-related costs and an increase in foreign earnings subject to relatively lower tax rates. Our effective tax rate differs from the statutory tax rate primarily due to foreign earnings which were subject to relatively lower tax rates.

Liquidity and Capital Resources

        As of September 30, 2002, our principal sources of liquidity included cash and cash equivalents of $181.9 million, short-term investments of $43.8 million and long-term investments of $279.8 million. Short-term and long-term investments consisted primarily of U.S. government securities, state and local government securities and corporate debt and equity securities of which $0.2 million was invested in equity securities of publicly traded companies. In addition, we have a $25.0 million line of credit with a bank which was unused at September 30, 2002.

        We generated cash from operating activities totaling $63.9 million in the nine months ended September 30, 2002, compared with $51.7 million in the same period of 2001. This $12.2 million increase in operating cash flow from the prior period was due primarily to higher net income before non-cash charges, such as amortization of purchased intangibles, provision for doubtful accounts and losses on strategic investments, an increase in taxes payable over the prior period and an increase in accounts payable compared to a significant decrease in the nine month period ended September 30, 2001, and larger decreases in inventory and accounts receivable compared to the prior period. Partially offsetting these positive effects on operating cash flow was a significant decrease in accrued liabilities (primarily related to cash payments associated with severance and facility restructuring liabilities) from the prior period.

        The total net change in cash and cash equivalents for the nine months ended September 30, 2002 was an increase of $55.1 million. Our primary sources of cash during this period were the net proceeds from our public offering of common stock totaling $237.5 million, $63.9 million from operating activities and $6.5 million associated with the exercise of stock options and purchases under our employee stock purchase plan. The primary uses of cash during the first nine months of 2002 were $234.5 million for net purchases of investments, $8.8 million for the repurchase of common stock and $9.6 million for purchases of property and equipment. The positive cash from operating activities during the nine month period ended September 30, 2002 was primarily the result of net income before considering non-cash expenses (such as depreciation, amortization of purchased intangibles, the provision for doubtful accounts, inventory excess and obsolescence, loss on strategic investments and the tax benefits from the exercise of employee stock options), a significant reduction in accounts receivable and inventories, and net increases in accounts payable and taxes payable. These improvements in cash were partially offset by a significant decrease in other accrued liabilities (primarily from severance and facility exit payments) and an increase in prepaid expenses and other current assets.

        In June 2002, the Board of Directors approved a plan to repurchase up to 3.5 million shares of our common stock and as of September 30, 2002, we had repurchased approximately 837,000 shares. In October 2002, the Company retired and reclassified these shares of common stock as authorized and unissued. If our common stock continues to trade at its current price level, we will likely continue to repurchase shares in the open market or in privately negotiated transactions.

        At September 30, 2002, we had open purchase orders and other contractual obligations of approximately $19.7 million primarily related to inventory purchases. We also have material commitments that consist of obligations under our operating leases. In the event that we agree to sublease a facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur. These commitments and obligations are reflected in our condensed consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these requested goods or services. We also maintain, from time to time, commercial letters of credit as payments for the importation of certain products. In addition, our bank has issued letters of credit to secure the leases on some of our offices. These letters of credit total approximately $0.6 million and are secured by our credit facilities or cash deposits with our banks.

        As of September 30, 2002, the following future minimum lease payments, net of sublease income, are due under our current lease obligations. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. This table excludes leases subject to cancellation within twelve months of December 31, 2001 (in thousands).

	Minum Lease Payments	Projected Annual Operating costs
Year ending December 31,
2002 (remaining three months)	$3,447	$1,549
2003	13,718	6,434
2004	13,101	6,753
2005	11,604	6,218
2006	11,340	6,340
Thereafter	43,632	38,687

Minimum future lease payments	$96,842	$65,981

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

Channel Partner Programs and Incentives

        We record estimated reductions to revenues for channel partner programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. If market conditions were to decline further, we may take actions to increase channel partner incentive offerings possibly resulting in an incremental reduction of revenues at the time the incentive is offered.

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

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or channel partners were to deteriorate, particularly in the current economic environment, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Deferred and Refundable Taxes

        We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the statements of operations. At September 30, 2002, we had no valuation allowance established against our deferred tax assets.

Fair Value of Assets Acquired and Liabilities Assumed in Purchase Combinations

        The purchase combinations completed require us to identify and estimate the fair value of the assets acquired, including intangible assets other than goodwill, and liabilities assumed in the combinations. These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. For example, in the PictureTel acquisition, we identified vacated or redundant facilities that we intended to sublease or negotiate a lease termination settlement. The actual use of assets acquired and the resolution of pre-acquisition contingencies differed from our estimates and revisions to the estimated fair values of these assets and liabilities were made during the allocation period, as defined in Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises", resulting in an adjustment to goodwill. Changes in our estimates occurring after the allocation period would be reflected in our statements of operations.

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

        In June 2002, we completed our transitional goodwill impairment test outlined under SFAS 142 which required the assessment of goodwill for impairment as of January 1, 2002 by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit's carrying value as of that date. Based on the results of this impairment test, we determined that our goodwill assets were not impaired as of January 1, 2002. We plan to conduct our annual impairment test in the fourth quarter of 2002 and every year thereafter. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill impairment tests.

Non-marketable Securities

        We periodically make strategic investments, or have acquired these investments through business acquisitions, in companies whose stock is not currently traded on a major stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.

Examples of events or changes in circumstances that may indicate to management that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company's future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. These investments had no carrying value as of September 30, 2002, and have been permanently written down a total of $12.0 million from original cost.

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

        We adopted SFAS 142 on January 1, 2002. In accordance with the new standard, we stopped amortizing goodwill related to the Circa acquisition. This resulted in a permanent decrease in goodwill amortization expense of approximately $0.7 million per quarter through the first quarter of 2004. Under the transition rules of SFAS 142, business combinations completed after July 1, 2001 but prior to January 1, 2002 were accounted for in accordance with SFAS 142, and consequently, the goodwill balances resulting from the PictureTel and ASPI acquisitions have never been amortized. Also in accordance with SFAS 142, we reclassified the purchased intangible asset, acquired work force, to goodwill since it did not meet the criteria to be recorded separately from goodwill. Further, we no longer amortize the trade name purchased intangible as we deemed it to have an indefinite life.

        In June 2002, we completed our transitional goodwill impairment test outlined under SFAS 142 which required the assessment of goodwill for impairment as of January 1, 2002 by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit's carrying value as of that date. Based on the results of this impairment test, we determined that our goodwill assets were not impaired as of January 1, 2002. We plan to conduct our annual impairment test in the fourth quarter of 2002. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill impairment tests.

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

        In June 2002, the FASB issued Statements of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

        Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control. These factors include:

  •
  changes in general economic conditions, as has been the case with the current economic downturn and uncertainty in technology industries, and specific economic conditions prevailing in the communications industry and other technology industries;

  •
  changes to our channel partner contracts and channel partner strategy, including a change in the number and mix of channel partners, which will result in a smaller number of channel partners and likely reduce channel partner orders;

  •
  market acceptance of new product introductions and product enhancements by us or our competitors;

  •
  the prices and performance of our products and those of our competitors;

  •
  the near and long-term impact of terrorist attacks and incidents and any military response to those attacks, or a war with Iraq and other countries perceived as a threat by the United States government, and any future terrorism or responses to such terrorism;

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

  •
  manufacturing costs;

  •
  the level and cost of warranty claims;

  •
  changes in our distribution network and strategy;

  •
  the impact of disruptions at the sites of our primary manufacturing partners in Thailand and Israel due to any reason;

  •
  the impact of seasonality on our various product lines and geographic regions; and

  •
  the level of royalties we must pay to third parties.

        We experienced sequential quarterly revenue growth from 1998 through 2000. Since that time we have experienced fluctuations in our quarterly operating results due to these or other factors. These and other factors could further prevent us from attaining or sustaining sequential quarterly growth or meeting our expectations, and investors should not use our past results to predict future operating margins and results. For example, we experienced sequential quarterly revenue decreases in the second and third quarter of 2002, primarily related to declines in our video communications product revenue, and in the first three quarters of fiscal 2001. In addition, we incurred a significant net loss in 2001 due to charges related to acquisitions completed in that year.

        As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not a good predictor of our future performance. If our future operating results are below the expectations of stock market securities analysts or investors, our stock price will likely decline.

Because a disproportionate amount of our sales occur at the end of a quarter, our operating results are unpredictable.

  The timing of our channel partner orders and product shipments can harm our operating results.

        Our quarterly revenues and operating results depend upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. Moreover, the majority of our orders in a given quarter historically have been shipped in the last month of that quarter and sometimes in the last few weeks of the quarter. This trend is likely to continue, and any failure or delay in the closing of orders during the last part of a quarter would materially harm our operating results, as occurred in the second and third quarter of 2002. Furthermore, due to this trend, we may be unable to ship products in the period we receive the order, which would have an adverse impact on our operating results. In such events, the price of our common stock would decline.

  Difficulty in estimating channel partner orders can harm our operating results.

        We typically ship products within a short time after we receive an order and historically have had no material backlog. Therefore, backlog is not a good indicator of future net revenues. As a result, net revenues for any particular quarter are extremely difficult to predict. Additionally, orders from our channel partners are based on the level of demand from end-users. The uncertainty of end-user demand means that any quarter could be significantly negatively impacted by lower end-user orders which could in turn negatively affect orders we receive from our channel partners. Accordingly, our expectations for both short and long-term future net revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based in part on these estimates. Because we receive a majority of our channel partner orders in the last month of a quarter and often in the last few weeks of the quarter, we are limited in our ability to reduce expenses quickly if for any reason orders and net revenues do not meet our expectations in a particular period. Accordingly, any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

General economic conditions may reduce our revenues and harm our business.

        As our business has grown, we have become increasingly exposed to adverse changes in general economic conditions which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, deferral or delay of purchase commitments for our products and increased competition. These factors adversely impacted our operating results in 2001, where we experienced a sequential revenue decrease in each of the first three quarters. We also experienced a sequential revenue decrease in the second and third quarter of 2002 due in part to these factors. The remainder of 2002 and all of 2003 is subject to similar risks, particularly if the current economic downturn and uncertainty in technology spending continues.

        In addition, we also face the risk that our channel partners have inventory levels in excess of future anticipated sales growth. If such sales growth does not occur in the time frame anticipated by these channel partners for any reason, including the continuation of the current economic downturn and uncertainty in technology spending throughout the remainder of 2002 and into 2003, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels which would harm our business. For example, our channel partners reduced their inventory levels during 2001 in anticipation of lower end-user demand. Also, during the third quarter of 2002 our channel partners' video and voice inventory decreased over the second quarter of 2002. Our channel partners are likely to further reduce their inventory levels for the remainder of 2002 and into 2003, depending on end-user demand. Further, based on a shift in our distribution strategy to move to lower channel inventory levels, we shipped fewer video units in the third quarter of 2002 than in the second quarter of 2002.

We face risks related to our dependence on channel partners to sell our products.

  We are subject to risks associated with our channel partners' product inventories and product sell-through.

        We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to dealers and end-users. For the three months ended September 30, 2002, approximately half of our total products sold during the quarter consisted of channel partner stocking orders. We often provide special cost or early payment incentives for channel partners to purchase the minimum or more than the minimum quantities contemplated under their agreements with us. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as the current economic downturn and uncertainty in technology industries, the volume of our sales to these channel partners and our net revenues would be negatively affected. For example, the economic downturn negatively affected our business and operating results in 2001 and in the second and third quarter of 2002. If these conditions continue in the future, our business and operating results will continue to be negatively affected. Moreover, if we choose to eliminate or reduce stocking incentive programs, quarterly revenues may fail to meet our expectations or be lower than historical levels. Further, we believe that our plans to reduce our channel inventories to a more optimal level may limit revenue growth and may cause a decrease in revenue in the near term. In addition, we plan to implement changes to our channel partner strategy which will result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with more direct interaction between us and our direct end-user customers. These changes may cause disruptions in our channels and negatively impact revenue growth in the near term.

        Our revenue estimates are based largely on end-user sales reports that our channel partners provide to us on a monthly basis. To date, we believe this data has been generally accurate. To the extent that this sales-out and channel inventory data is inaccurate, we may not be able to make revenue estimates for future periods.

        A major contributor to the expected growth of the broadband distribution market has been the deployment of DSL. Beginning in the second half of 2000 and continuing through the third quarter of 2002, DSL providers experienced a severe downturn and delays in delivering their service which caused financial troubles for these companies. These DSL providers are customers of our network access products through original equipment manufacturers we use as channel partners. These service delays slowed the expected growth in this market which in turn materially decreased sales of our network access products which sequentially decreased in each quarter of 2001. These conditions have persisted through the third quarter of 2002 and will continue to negatively impact revenues from our network access products. We continue to monitor the growth of this market and evaluate the overall strategic nature of this business in relation to our overall product offerings.

  We are subject to risks associated with the success of the businesses of our channel partners.

        Many of our channel partners that carry multiple Polycom products, and from whom we derive significant revenues, are undercapitalized. The failure of these businesses to establish and sustain profitability or obtain financing could have a significant negative effect on our future revenue levels and profitability and our ability to collect our receivables. Further, the current economic downturn and uncertainty in technology spending in the United States and other regions could cause more of our channel partners' businesses to suffer or fail which would harm our business.

        Our business would also be harmed if our large channel partners were affected by the current economic downturn and uncertainty in technology spending. For example, we have experienced a decline in revenues from WorldCom and Global Crossing due to their recent financial troubles which we believe are due in part to the current economic environment. This drop is the amount of orders we have received from these two channel partners has negatively effected on our revenues and profitability.

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

        We have various OEM agreements with major telecommunications equipment manufacturers, such as Avaya, Cisco Systems, Lucent Technologies and Nortel Networks, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create channel conflicts with our other channel partners who directly compete with our OEM partners which could adversely affect revenues from these other channel partners. Because many of our channel partners also sell equipment that competes with our products, these channel partners could devote more attention to these other products which could harm our business. For example, a significant amount of our network systems revenues in 2001 were generated from sales to Tandberg, Sony and VCON, which compete with us in the video communications product market. We believe that because of this conflict, they have significantly reduced their orders of our network systems products in the first nine months of 2002, which has impacted our sales of this product line. Further, other channel conflicts could arise which cause channel partners to devote resources to other non-Polycom communications equipment which would negatively affect our business or results of operations.

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

        We do not typically enter into long-term contracts with our channel partners, and we cannot be certain as to future order levels from our channel partners. When we do enter into a long-term contract, the contract is generally terminable at the convenience of the channel partner. In the event of an early termination by or loss of one of our major channel partners, it is unlikely that we will be able to rapidly replace that revenue source which would harm our results of operations.

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

  •
  expected synergistic benefits from the acquisition, such as lower costs, may not be realized or may be realized more slowly than anticipated, particularly with regard to costs associated with a reduction in headcount and facilities;

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

        We have incurred significant costs and committed significant management time integrating PictureTel's operations, technology, development programs, products, information systems, customers and personnel. Although the integration of PictureTel is complete, we will continue to incur cash outflows and additional costs in completing the integration process, such as:

  •
  identifying duplicative or redundant resources and facilities, developing plans for resource consolidation and implementing those plans;

  •
  fees and expenses of professionals and consultants involved in completing the integration process;

  •
  settling existing PictureTel liabilities;

  •
  costs associated with vacating, subleasing and closing facilities and terminating leases;

  •
  employee severance costs; and

  •
  upgrading our customer service information systems to accommodate PictureTel's larger customer service function.

        Further, we have a significant liability of approximately $37.7 million at September 30, 2002 related to vacant and redundant facilities in connection with our acquisition of PictureTel which is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. In addition, until our vacated and redundant facilities are subleased or the lease obligations for these facilities are terminated, we will continue to pay the contractual lease and facility operating expense obligations without any sublease income to offset these costs. Further, in the event that we agree to sublease a facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow up to and potentially exceeding our recorded liability at the time of such transaction, which would harm our cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

  Difficulties in integrating past or future acquisitions could adversely affect our business.

        We have spent and will continue to spend significant resources identifying and acquiring businesses. The efficient and effective integration of our acquired businesses into our organization is critical to our growth. In addition to PictureTel, we acquired the following businesses in our prior fiscal year: Accord Networks Ltd., or Accord, in February 2001, Circa Communications, Ltd., or Circa, in April 2001 and Atlanta Signal Processors, Incorporated, or ASPI, in November 2001. Further, we acquired MeetU.com, Inc., or MeetU, in June 2002. These acquisitions involve numerous risks including difficulties in integrating the operations, technologies and products of the acquired companies, the diversion of our management's attention from other business concerns and the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of the companies we acquire could also harm our business, results of operations and cash flows.

        We may make additional acquisitions in the future. Failure to achieve the anticipated benefits of any future acquisition could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additional costs associated with past acquisitions or any future acquisitions we may make.

Difficulties we may encounter managing a substantially larger business could adversely affect our operating results.

  We experienced significant growth in our business and operations due to internal expansion and business acquisitions during the last five years, and if we do not appropriately manage this growth and any future growth, our operating results will be negatively affected.

        Our business has grown in recent years through both internal expansion and business acquisitions, and continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. For example, our annual revenues increased from $52 million in 1997 to $383 million in 2001, and during the past seven fiscal quarters, we acquired Accord, Circa, PictureTel, ASPI and MeetU. Further, our headcount increased from 175 employees at December 31, 1997 to 526 employees at December 31, 1999 and to 1,257 employees at September 30, 2002. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. In addition, our revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount. In addition, because of our acquisition of PictureTel, our video communications product development group is now located in multiple locations, and we have limited experience coordinating a large, geographically separated product development group.

        Our future growth may require significant additional resources. We cannot assure you that resources will be available when we need them or that we will have sufficient capital to fund these potential resource needs. Also, as we assess our resources following our acquisitions, we will likely determine that redundancy in certain areas will require consolidation of these resources. Any organizational disruptions associated with the consolidation process could require further management attention and financial expenditures. If we are unable to manage our growth effectively, if we experience a shortfall in resources or if we must take additional restructuring charges, our results of operations will be harmed.

  Some of our officers and key personnel have worked together for only a short period of time or have only recently joined us.

        Some of our officers and key personnel have worked together for only a short period of time. For example, two of our executive officers joined us within the past twelve months. In addition, some of our executive officers have recently assumed significant new responsibilities, and they may require some time to transition into these new roles.

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

        We face significant competition in the communications industry which is subject to rapid technological change. In video communications, our major competitors are Tandberg and a number of other companies including Aethra, ClearOne Communications, formerly Gentner, Panasonic, Sony, VCON and VTEL, as well as various smaller or new industry entrants. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video communications products. We believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as 3Com, Cisco Systems, Compaq, Dell, MeetingOne, Microsoft, Nortel Networks, PlaceWare, RealNetworks and WebEx, that enable web-based or network-based video communications with low-cost digital camera systems. The market for voice communications equipment, particularly voice conferencing products, is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. In voice communications, our major competitors include Cisco Systems, ClearOne Communications, Mitel, Nortel Networks, SoundGear and other companies that have in the past offered lower cost, full-duplex speakerphones such as Avaya. In addition, all major telephony manufacturers produce hands-free speakerphone units that are lower cost than our voice communications products. Our network access products face significant competition from 3Com, ADTRAN, Netopia and Siemens, and our network systems business has significant competition from Avaya, Cisco Systems, Ezenia!, RADVISION, First Virtual Communications, Latitude, Spectel, Voyant, Octave and Compunetix. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products.

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

  Because of our significant operations in Israel, we are subject to risks associated with the military, political and regulatory environment in Israel and the Middle East region.

        The principal research and development and manufacturing facilities of our network systems group and many of that group's suppliers are located in Israel. Additionally, our recent acquisition of MeetU further concentrates our research and development activities for our network systems product line in Israel. Political, economic and military conditions in Israel and the Middle East region directly affect our network systems group's operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its geographic neighbors. Current and future-armed conflicts or political instability in the region may impair our ability to produce and sell our network systems products and could disrupt research or developmental activities. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. The future of peace efforts between Israel and its geographic neighbors remains uncertain and there has been a marked increase in civil unrest and hostility and military action between Israelis and Palestinians. This hostility could have an adverse impact on our results of operations. Further, a war with Iraq or other countries in the region perceived as a threat by the United States government could cause Israel to be attacked which would adversely affect on our results of operations and harm our business.

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

  •
  adverse economic impact of terrorist attacks and incidents and any military response to those attacks, or a war with Iraq and other countries perceived as a threat by the United States government;

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

        Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. We also obtain certain plastic housings, metal castings and other components from suppliers located in China and other Asian countries, and any political or economic instability in that region in the future, or future import restrictions, may cause delays or an inability to obtain these supplies. Further, we have suppliers in Israel and a war with Iraq or other Middle Eastern countries perceived as a threat by the United States government may cause delays or an inability to obtain supplies for our network systems products. We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. Some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components or develop alternative sources as needed, our operating results could be seriously harmed. Moreover, our operating results would be seriously harmed by receipt of a significant number of defective components, an increase in component prices or our inability to obtain lower component prices in response to competitive price reductions. Additionally, our video communications products are designed based on integrated circuits produced by Philips Semiconductor, or Philips, and cameras produced by Sony. If we could no longer obtain integrated circuits or cameras from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we cannot assure you that we would be successful in obtaining these components from alternative sources in a timely or cost-effective manner. Additionally, both Sony and Philips compete with us in the video communications industry which may adversely affect our ability to obtain necessary components. The failure to obtain adequate supplies of vital components could prevent or delay product shipments which could harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products. Any delays in the availability of these key components could harm our business.

Manufacturing disruption or capacity constraints would harm our business.

        We subcontract the manufacture of our SoundStation, SoundStation Premier, SoundPoint, SoundPoint Pro, VoIP, ViewStation, ViaVideo, Vortex, iPower 900 series and our NetEngine access products to Celestica, a third-party contract manufacturer. We use Celestica's Thailand facilities, and should there be any disruption in services due to natural disaster or economic or political difficulties in Thailand or Asia or any other reason, such disruption would harm our business and results of operations. Also, Celestica's Thailand facility is currently the sole source manufacturer of these products, and if Celestica experiences an interruption in operations or otherwise suffers from capacity constraints, we would experience a delay in shipping these products which would have an immediate negative impact on our revenues. Further, we subcontract the manufacture of our iPower 600 series product to Sharp Electronics Corporation, or Sharp, at their Japan facilities. If Sharp experiences an interruption in operations or otherwise suffers from capacity constraints, we would also experience a delay in shipping this product. As a result, we may not be able to meet any demand for our products which could negatively affect revenues in the quarter of the disruption and harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

        Further, the iPower 600 Series product also contains Sharp technology, and if we subsequently decide to transfer the manufacturing of this product from Sharp to another manufacturer, we would have to develop an alternate design solution that does not include the Sharp technology. Any such alternate design could be time-consuming and expensive to develop, and could result in manufacturing and shipment delays, increased manufacturing costs and channel partner and end-user customer dissatisfaction. In addition, we recently completed the transfer of the manufacturing of the iPower 900 Series product and various ASPI products to Celestica. This further concentrates our product manufacturing in Celestica's Thailand facility and increases our exposure to adverse financial consequences in the event of a disruption in Celestica's manufacturing capabilities for any reason.

        Further, our network systems products are manufactured in Israel which is currently experiencing internal and external conflicts that include terrorist acts and military action. Also, a war with Iraq or other Middle Eastern countries perceived as a threat by the United States government could cause us to experience a manufacturing disruption due to acts associated with these conflicts which could harm our business. In addition, certain technology used in our network systems products was developed through grants from the Office of the Chief Scientist in Israel. Under Israeli law, it is prohibited to transfer technology developed pursuant to these grants to any person without the prior written consent of the Office of the Chief Scientist. The grants also contain restrictions on the ability to manufacture products developed with these grants outside of Israel. Approval to manufacture such products outside of Israel, if granted, is generally subject to an increase in the total amount to be repaid to the Office of the Chief Scientist of between 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel. These restrictions on the ability to transfer technology to third parties or manufacture products outside Israel may adversely affect our operating results and significantly reduce the value of the technology developed under these grants.

We face risks associated with our products and product development.

  We may experience delays in product introductions and our products may contain defects which could adversely affect market acceptance for these products and our reputation and seriously harm our results of operations.

        From 1998 through 2001, and in the first nine months of 2002, our revenue was due in large part to sales of new video communications products. Although we intend to continue to introduce new video and voice products, such as our Visual Concert products, SoundStation IP 3000, VoiceStation 100, SoundPoint IP 500, PathNavigator and WebOffice products, we cannot assure you that new product releases will be timely or that they will be made at all. For example, the ViewStation FX and ViaVideo were delayed from their original release dates which we believe negatively affected our net revenues in 2000. Additionally, any new or existing product introductions may contain defects and may not produce the revenue growth we experienced from 1998 through 2001, and in the first nine months of 2002.

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

        In the past, we have experienced other delays in the introduction of certain new products and enhancements, and we believe that such delays may occur in the future. For instance, we experienced delays in introducing the ViewStation MP and WebStation from their original expected release dates due to unforeseen technology and manufacturing ramping issues. Similar delays occurred during the introduction of the ShowStation, ShowStation IP and SoundStation Premier which affected the first customer ship dates of these products. We also had delays in introducing our SoundStation IP product which we believe negatively impacted our sales revenue in the first quarter of 2001. Further, our SoundPoint IP product introduction was delayed which we believe negatively impacted our sales in the third and fourth quarters of 2001. Any similar delays in the future for other new product offerings currently under development could adversely affect market acceptance for these products and our reputation, and seriously harm our results of operations.

  We face risks related to the deployment of broadband communications services and the adoption rate of new technologies.

        The success of our network access product line is dependent on the continued deployment of broadband services such as digital subscriber line, or DSL, by service providers. Beginning in the second half of 2000, the market for broadband services experienced a severe downturn, characterized by financial troubles for many telecommunications service providers and delays in delivering broadband services. This downturn has negatively impacted sales of our network access products. For example, during the first nine months of 2002, we generated $7.6 million in network access product revenues compared to $15.0 million in the comparable period in 2001. Moreover, given the lack of demand for our network access products, this product line is currently unprofitable. If the market for broadband services does not improve, our network access product line will continue to underperform, and we may restructure or dispose of this product line which could result in material financial charges and disruption to our business.

        We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our SoundStation IP and SoundPoint IP products are dependent on the roll out of voice-over-IP, or VoIP, technologies. The success of our ViaVideo product depends on the increased use of desktop video collaboration technologies. The success of our WebOffice product is dependent on the increased use and acceptance of web collaboration technologies in concert with audio and video conferencing. If the use of new technologies that our current and future products are based on does not occur, or occurs more slowly than expected, we may not be able to sell certain of our products in significant volumes and our business may be harmed.

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

        We purchased several businesses in 2001 and 2002 which included goodwill valued at approximately $301 million and other purchased intangible assets valued at approximately $37 million as of September 30, 2002. This represents a significant portion of our recorded assets. Generally accepted accounting principles related to goodwill and other intangibles changed with the issuance of Statement of Financial Accounting Standards No. 142, or SFAS 142, "Goodwill and Other Intangible Assets" which we adopted effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives, but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values which could result in a full write-off of their book value. If these write-downs do occur, they could harm our business and results of operations.

        In addition, we have made investments in private companies which we classify as "Other assets" in our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies' industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have recorded charges against earnings totaling $12.0 million from fiscal 2000 through the third quarter of 2002 associated with the impairment of these investments, which has been reflected in "Loss on strategic investments" in the statements of operations. These investments have been fully written-off as of September 30, 2002. We may make additional investments in private companies which would be subject to similar impairment risks, and which may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

        We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products. For example, in the third quarter of 2002, a competitor for our video communications products filed a patent infringement complaint seeking unspecified monetary damages and injunctive relief. The complaint alleges that our ViewStation, iPower, ViaVideo, Path Navigator and WebOffice products infringe four United States patents owned by this competitor. We intend to vigorously defend ourselves in this action and believe that we have meritorious defenses to these claims. However, litigation involves significant inherent risks and uncertainties, and if an adverse outcome was to occur it could significantly harm our business.

        In addition, our industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of intellectual property rights or positions which have resulted in significant and protracted and expensive litigation. In the past, we have been involved in such litigation which adversely affected our operating results. For example, in November 1998, Videoserver, Inc., now known as Ezenia! Inc., filed a patent infringement claim against Accord's U.S. subsidiary, and Accord was subsequently added as a defendant. In September 2000, Accord and its U.S. subsidiary entered into a settlement agreement with Ezenia! under which the case was dismissed and Accord paid $6.5 million to Ezenia! We cannot assure you that we will prevail in any such litigation, that intellectual property claims will not be made against us in the future or that we will not be prohibited from using the technologies subject to any such claims or be required to obtain licenses and make corresponding royalty payments. In addition, the necessary management attention to, and legal costs associated with, litigation can have a significant adverse effect on our operating results and financial condition.

Business interruptions could adversely affect our operations.

        Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, national catastrophe, such as the terrorist attacks which occurred on September 11, 2001, an attack on Israel and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities located in California were subject to electrical blackouts in 2000 and 2001 as a consequence of a shortage of available electrical power. In the event these blackouts recur or increase in frequency and severity, they could disrupt the operations of our affected facilities. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

Our cash flow could fluctuate due to the potential difficulty of collecting our receivables.

        Over the past few years, we initiated significant investments in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our net revenues, as happened from 1999 through the first half of 2002, accounts receivable balances will likely increase as compared to previous years. Additionally, sales in the network access, network systems and video communications industries typically have longer payment periods as compared to the voice communications market. Therefore, if network access, network systems and video products constitute a greater percentage of net revenues, accounts receivable balances will likely increase. These increases would cause our days sales outstanding to increase as compared to prior years and will negatively affect future cash flows. Although we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepaid discounts, these additional incentives have lowered our profitability and, given the continued downturn in the United States economy and uncertainty in technology spending, many companies are opting to not take advantage of our incentives and instead preserve their liquidity. In addition, the continued economic downturn in the United States may restrict the availability of capital which may delay our collections from our channel partners beyond our historical experience which would further harm our cash flow and days sales outstanding performance.

Our stock price fluctuates as a result of the conduct of our business and stock market fluctuations.

        The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of our common stock may be significantly affected by a variety of factors, including:

  •
  statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business, including competitors, partners, suppliers or telecommunications industry leaders or relating to us specifically, as has occurred recently;

  •
  the announcement of new products or product enhancements by us or our competitors;

  •
  technological innovations by us or our competitors;

  •
  quarterly variations in our results of operations;

  •
  general market conditions or market conditions specific to technology industries; and

  •
  domestic and international macroeconomic factors.

        In addition, the stock market continues to experience extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many high technology companies like us. These fluctuations are often unrelated to the operating performance of the specific companies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and bank borrowings. We do not use derivative financial instruments in our investment portfolio which only includes highly liquid, high quality instruments. We may occasionally use forward contracts as a hedge against currency exchange rate fluctuations which may affect the value of trade receivables billed in currencies other than the United States dollar. As of September 30, 2002, we do not have any open foreign currency hedging contracts.

        For our variable rate bank borrowings, available-for-sale securities and cash and cash equivalents, we are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of operations or cash flows.

        The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations:

As of September 30, 2002:

	Expected Maturity
	2002	2003	2004 and beyond	Total
	(in thousands, except interest rates)
Assets
Cash and cash equivalents	$181,911	—	—	$181,911
Average interest rates	1.87%	—	—	1.87%
Short-term and long-term investments	$15,785	$132,842	$174,713	$323,340
Average interest rates	2.58%	3.00%	3.01%	2.98%
Liabilities
Bank line of credit	—	—	—	—
Average interest rates*	2.41%	—	—	2.41%

*
(30-day average LIBOR + .65%)

        The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected above based on the short maturities of these financial instruments. Short-term and long-term investments consist of U.S., state and municipal government obligations and foreign and domestic public corporate debt and equity securities, of which $0.2 million was strategically invested in certain equity securities of publicly traded companies at September 30, 2002. These investments are subject to market price fluctuations which are primarily influenced by changes in interest rates and are marked to market each period by recording an unrealized gain or loss in stockholders' equity, except for our warrants to purchase publicly traded equity securities which are marked to market through the statement of operations. If we sell our short-term or long-term investments prior to their maturity, we may incur a charge to operations in the period the sale took place. For the three and nine month periods ended September 30, 2002, we have realized $1.5 million and $4.0 million, respectively, in losses related to the sale or write-down of our strategic investments in certain equity securities of publicly traded companies, which is reflected in "Loss on strategic investments" in the statements of operations.

        A substantial majority of our sales are denominated in U.S. dollars. Only a minor amount of foreign bills are paid in currencies other than the US dollar and these bills are funded at the time of payment. However, in connection with the acquisition of PictureTel, we are selling iPower products and related services in some local currencies, primarily Euros, British Pounds, Hong Kong Dollars, Singapore Dollars and Japanese Yen, which have increased our foreign currency exchange rate fluctuation risk. We may also decide to expand the type of products we sell in foreign currencies thereby further increasing our foreign exchange risk. While we do not hedge for speculative purposes, in the event of a significant transaction due in a foreign currency, we may enter into a foreign currency forward exchange contract for hedging purposes.

Item 4. CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

        Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this Quarterly Report on Form 10-Q have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)
Changes in internal controls.

        Our review of our internal controls was made within the context of the relevant professional auditing standards defining "internal controls," "reportable conditions," and "material weaknesses." "Internal controls" are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. "Significant deficiencies" are referred to as "reportable conditions," or control issues that could have a significant adverse effect on our ability to properly authorize transactions, safeguard our assets, or record, process, summarize or report financial data in the condensed consolidated financial statements. A "material weakness" is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the condensed consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

        Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

  From time to time, we are involved in various legal proceedings arising from the normal course of business activities. In addition, from time to time, third parties assert patent or trademark infringement claims against us in the form of letters and other forms of communication. We do not believe that any of these legal proceedings or claims is likely to have a material adverse effect on our consolidated results of operations, financial condition or cash flows. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

Item 2. CHANGES IN SECURITIES

        Not Applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

Item 5. OTHER INFORMATION

        Not Applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
List of Exhibits

        None

(b)
Reports on Form 8-K

        None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2002	POLYCOM, INC.
/s/ ROBERT C. HAGERTY Robert C. Hagerty President and Chief Executive Officer (Principal Executive Officer)
/s/ MICHAEL R. KOUREY Michael R. Kourey Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)
/s/ KATHLEEN M. CRUSCO Kathleen M. Crusco Vice President and Worldwide Controller (Principal Accounting Officer)

CERTIFICATIONS

Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert C. Hagerty, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Polycom, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	By:	/s/ ROBERT C. HAGERTY
	Name:	Robert C. Hagerty
	Title:	President and Chief Executive Officer

Certification by the Senior Vice President, Finance and Administration and Chief Financial Officer of Polycom, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002

I, Michael R. Kourey, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Polycom, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	By:	/s/ MICHAEL R. KOUREY
	Name:	Michael R. Kourey
	Title:	Senior Vice President, Finance and Administration and Chief Financial Officer

Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Robert C. Hagerty, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Polycom, Inc. on Form 10-Q for the fiscal quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Polycom, Inc.

November 14, 2002	By:	/s/ ROBERT C. HAGERTY
	Name:	Robert C. Hagerty
	Title:	President and Chief Executive Officer

Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Michael R. Kourey, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Polycom, Inc. on Form 10-Q for the fiscal quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Polycom, Inc.

November 14, 2002	By:	/s/ MICHAEL R. KOUREY
	Name:	Michael R. Kourey
	Title:	Senior Vice President, Finance and Administration and Chief Financial Officer