Form 10-K
period 2002-12-31
POLYCOM INC
filed 2003-03-18
CIK 1010552

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-27978

POLYCOM, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3128324 (I.R.S. Employer Identification No.)
4750 Willow Road, Pleasanton, California (Address of principal executive offices)	94588 (Zip Code)
(925) 924-6000 Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0005 par value, per share
Preferred Share Rights (currently attached to and trading only with Common Stock)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        As of June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, there were 99,915,907 shares of the Registrant's common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant, based on the closing sale price of such shares on the Nasdaq National Market on June 28, 2002, was approximately $1,195,783,599. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

        99,099,250 shares of the Registrant's Common Stock were outstanding as of February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE.

        Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the fiscal year covered by this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Some of the statements under the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Other Factors Affecting Future Operations," and elsewhere in this Annual Report on Form 10-K, and in the documents incorporated by reference in this Annual Report on Form 10-K, constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "could," "would," "might," "will," "should," "expect," "plan," "intend," "forecast," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Annual Report on Form 10-K involve known and unknown risks, uncertainties and situations, including those disclosed in "Other Factors Affecting Future Operations" in this Annual Report on Form 10-K, that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

ITEM 1. BUSINESS

GENERAL

        We develop, manufacture, market and service a comprehensive line of high-quality, easy-to-use communications equipment that enables enterprise users to more effectively conduct video, voice, data and web communications. We provide an end-to-end solution that includes enterprise video and voice communications end-points, network infrastructure and management products and product maintenance and other professional services. Our enterprise video and voice communications products enable businesses and other organizations to easily communicate with employees, customers, and partners, regardless of location. Our network infrastructure and management products include bridges, gateways, network management software and call processing servers that enable communications across and between different types of networks and end-points. The breadth of our product offering enables us to provide our customers with a comprehensive, end-to-end communications solution, which spans the desktop, meeting room and enterprise or service provider network. As described more fully below in "Recent Developments", we sold our network access product line to Verilink Corporation in January 2003.

        Our products are unified under The Polycom Accelerated Communications Architecture, a framework of common technology principles and objectives for intelligent, standards-based communications. This architecture is designed to facilitate interoperability among systems in a multi-vendor environment, leverage common features across a variety of products and streamline management processes. Because it is based on open standards and supports a wide range of communications protocols, the architecture helps our customers protect their existing and future investments in a converged communications infrastructure. The Polycom Accelerated Communications Architecture serves as the enabling platform for The Polycom Office, our corporate vision of a unified communications environment for employees, customers and partners to communicate in a dispersed workplace.

        Our business has two operating segments, Communications and Network Systems. In 2002, we had a third segment, Network Access, which we sold in January 2003. Our Communications segment includes videoconferencing collaboration products and network management software, voice communications products, and a wide range of service and support offerings to our resellers and directly to some end-user customers. Our Network Systems segment includes our MGC series of media servers, GW series of network gateways, PathNavigator call processing server, WebOffice webconferencing software application, and portfolio of professional and maintenance services. Our Network Access products included our NetEngine family of integrated access devices ("IADs") and routers that enabled enterprise customers to access broadband and VoB services. See Note 18 of Notes to Consolidated Financial Statements.

        We have established partnerships with leading communications and technology firms to assist us in developing, marketing, distributing and manufacturing our products. For example, we have agreements with Alcatel, Cisco Systems and 3Com to develop and market voice-over-IP, or VoIP, communications products and have formed other strategic relationships with leading companies such as Avaya and Nortel Networks. We sell our products through a broad network of channel partners, including leading communications service providers, value-added resellers, distributors and retailers. In addition, we plan to continue to implement changes to our channel partner strategy which will result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with more direct interaction between us and our direct end-user customers. We manufacture our products through a low-cost, outsourced model optimized for quality, reliability and fulfillment agility.

        We were incorporated in December 1990 in Delaware. Our principal executive offices are located at 4750 Willow Road, Pleasanton, California 94588, and our telephone number at this location is (925) 924-6000. Our Internet Website address is www.polycom.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our Internet website under "Investor Relations—Financial and SEC Filings," as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC. Information on our website does not constitute a part of this Annual Report on Form 10-K.

        Polycom and the Polycom logo are registered trademarks of Polycom, Inc. This Annual Report on Form 10-K also includes other trade names, trademarks and service marks of ours and of other companies.

MARKETS AND PRODUCTS

Communications

  Video Communications

        Enterprises are increasingly seeking technologies to facilitate more natural and effective one-on-one and group communications among people separated by distance. Several trends are driving the need for improved collaboration, including the following:

  •
  proliferation of branch offices;

  •
  time, cost and other concerns of long-distance travel;

  •
  homeland security and other global government applications and initiatives;

  •
  distance learning and healthcare applications;

  •
  increased telecommuting;

  •
  adoption of the extended enterprise, which includes the supply chain, customer channels and other key linkages;

  •
  potential for greater productivity; and

  •
  heightened importance of regular interaction among companies with their employees, customers and partners.

        Video communication has rapidly emerged as a preferred method of collaboration among individuals separated by distance. However, the ability to conduct successful video communication in the past has been hindered by low bandwidth connections and equipment that was difficult to use, unreliable, expensive or otherwise ineffective. With the increasing availability of broadband services, enterprise migration to IP networks and advances in video communications technology, many enterprises are now seeking communications equipment capable of utilizing available bandwidth to enable real-time and on-demand video communications.

        We offer a family of videoconferencing collaboration products and network management software that facilitate high-quality video communications. Our ViewStation product family is comprised of high-performance, cost-effective and easy-to-use group videoconferencing systems. Our iPower products utilize a PC-based architecture, optimized for intensive collaboration in conjunction with videoconferencing. Our ViaVideo desktop video communications appliance integrates a multimedia processor, camera and our patented full-duplex Acoustic Clarity Technology for two-way video, voice and data transmission in a single, low-cost device. Our Visual Concert family of peripherals allows users of our ViewStation products to more easily incorporate data, documents and audiovisual effects into their videoconferencing sessions. Our Global Management System provides users of our video communications products with a globally-accessible address book, real-time system monitoring and other asset management features. All of our video communications products are compatible with international standards and are in use in more than 30 countries.

        To assist our end-user customers in implementing and managing their video communications applications on a global basis, we offer a portfolio of additional professional and maintenance services. Our training program provides our resellers and end-user customers with educational services to ensure effective operation of our products. For the on-going support of our end-user customers' video communication systems, we provide maintenance services, including telephone support, parts exchange, on-site assistance and direct access to our support engineers for real-time troubleshooting of our products. Our services are sold both directly to end-user customers and through our resellers.

Product	Key Features		Typical US List Price
ViewStation Series	•	High-quality, enhanced video and voice delivered at 30 frames per second and up to 60 fields per second	$3,999-$18,999
	•	Easy to use graphical interface and hand-held remote control
	•	Embedded Web functionality and data sharing
	•	IP and ISDN connectivity
	•	Up to 4-site multipoint capability with cascading (IP, ISDN and mixed)
iPower Series	•	Multi-purpose videoconferencing and collaborations	$7,999-$29,990
	•	H.264 advanced video compression for highest quality video at lower call data rates
	•	High-quality, enhanced video delivered at 30 frames per second and up to 60 fields, and Siren™ 14 CD-like audio
	•	Embedded Intel-based PC capable of running stand-alone PC applications (such as MS Office, Web access, database access)
	•	IP and ISDN connectivity
	•	Up to 4-site multipoint capability (IP); optional 12-site multipoint capability (IP)
ViaVideo	•	Business-quality video communications appliance for the desktop personal computer	$599
	•	Full screen video delivered at up to 30 frames per second and 512k bps
	•	Easy integration with existing IP networks
	•	Simple installation through a standard universal serial bus, or USB, port
Visual Concert series	•	Visual Concert video peripherals used to incorporate live PC data, documents and visual effects into a videoconferencing session	$799-$7,499
	•	Dynamic dual stream capability, People + Content, allows user to present content while maintaining face-to-face contact
Polycom Executive Collection†	•	High performance video system	Prices vary by configuration
	•	Integrated high fidelity audio
	•	Premium plasma displays
Global Management System	•	Real-time, Web-based monitoring and management of video equipment enables cost-effective support for IT managers	Approximately $250 per site
	•	Centralized address book server application provides easy access for users

†
Scheduled to ship in the first half of 2003

  Voice Communications

        From desktop to large integrated auditorium systems, or from analog to digital to IP networks with multiple protocols, our voice communications products enhance business communication needs. A majority of Polycom's voice products feature our patented Acoustic Clarity Technology which allows simultaneous conversations (full duplex) and minimizes background noise, echoes, word clipping and distortion. We recently introduced the SoundStation VTX 1000™, which automatically adapts to each meeting environment, providing high fidelity voice quality for all participants whether they are 2-feet or 20-feet away from the microphone. This wideband conference phone delivers twice the bandwidth of a normal telephone over an ordinary telephone line for life-like sound quality.

        Our Vortex series of rack-mounted voice conferencing products provide solutions for larger, high-end conference rooms, training rooms, courtrooms, classrooms and other permanent installations. These solutions can be used as a stand alone audio system or can be used in combination with a video system to significantly enhance the audio quality and microphone pick up. Our Vortex systems feature advanced acoustics technologies, including multi-channel full-duplex acoustic echo cancellation, noise reduction, automatic gain control, automatic microphone mixing, matrix mixing, room equalization and telephony interfaces. All of our voice end-points are compatible with international standards and are in use in more than 30 countries.

        The convergence of voice and data networks is allowing VoIP telephony systems to address many needs of today's enterprises, including reducing costs, new productivity enhancing applications, simplifying network management and converging voice and data networks. VoIP telephony systems enable corporations to distribute a single network across multiple offices or remote locations, and reduce the cost of managing communications networks by allowing remote modification. These converged systems also provide a platform for enterprises to rapidly build applications to meet specific business demands. In response to these trends, we have leveraged our acoustic experience to offer our SoundStation IP and SoundPoint IP products for applications in the conference room and on the desktop for IP technology solutions. We have established relationships with Alcatel, Broadsoft, Cisco Systems, 3Com, Shoreline Communications, Sphere Communications, Sylantro, Vertical Networks and Vocal Data to collaborate in the development, marketing and distribution of our VoIP conferencing and handset products.

        To assist our end-user customers in implementing and managing their voice communication products, we offer a portfolio of additional professional and maintenance services. For the on-going support of our end-user customers' voice systems, we provide maintenance services, including telephone support, parts exchange, on-site assistance and direct access to our support engineers for real-time troubleshooting of our products. Our services are sold both directly to end-user customers and through our resellers.

Product	Key Features		Typical US List Price
SoundStation VTX 1000†	•	Simultaneous natural conversation	$1,799
	•	Extensive room coverage
	•	Download new software remotely through the telephone line
	•	Independent input and output, Bass/Treble controls and internal microphone and speaker control for configuration flexibility
	•	Wideband high-fidelity audio
SoundStation and SoundStation EX	•	High-quality voice conferencing speakerphone	$499-$1,099
	•	Full duplex and echo cancellation capabilities that facilitate natural conversations without clipping or distortion
	•	Optional extended microphones for additional room coverage
SoundStation Premier and	•	All the features of the SoundStation	$999-$2,499
SoundStation Premier EX	•	High-fidelity speaker for larger rooms
	•	Intelligent microphones that track the person speaking
	•	Active noise reduction and automatic gain control to remove background noise from PC's, projectors and HVAC systems
	•	Direct connectivity with digital PBX protocols
SoundStation IP	•	VoIP-enabled version of the SoundStation	$999
	•	Supports multiple IP protocols
	•	Graphical LCD display for ease-of-use
VoiceStation 100	•	High-quality voice conferencing product for smaller offices	$299
Vortex EF2280	•	Multi-channel acoustic echo and noise cancellation for installed conferencing applications	$4,615-$5,910
	•	Integrated, automatic mixing of up to 8 microphones and 4 auxiliary audio sources
Vortex EF 2241	•	Multi-channel acoustic echo and noise cancellation for installed conferencing applications	$3,995
	•	Built in "phone add" to bring telephone calls into the conference room
	•	Integrated, automatic mixing of up to 4 microphones and 4 auxiliary audio sources
SoundPoint Pro	•	Integrated, high-quality speakerphone with handset feature	$199-$249
	•	Multi-functional handset, with professional hands free communication capabilities
SoundPoint IP	•	Full-featured, standards based Voice over IP desktop telephone, with professional full duplex hands free communication and handset capabilities	$259-$435
	•	Supports multiple IP protocols
	•	High resolution graphical LCD display for applications and ease of use

†
Scheduled to ship in the first half of 2003

Network Systems

        As enterprises, educational institutions, government agencies and organizations and service providers look to provide video and voice applications to their customers and users, they face the challenge of interconnecting various network types, network protocols, transmission speeds and end-points in a secure reliable and high quality environment. These customers require network systems designed to resolve these complex interoperability, multipoint connectivity and security issues. Network systems must also ensure a consistent level of high quality service by intelligently matching end-user applications to available network resources. Further, network systems must satisfy end-users who demand video, voice, data and web communications sessions that are easy to establish and manage.

        Our network systems products provide a broad range of video, voice, data and web communication capabilities to businesses, telecommunications service providers, and governmental and educational institutions. Our recently introduced MGC-25 and our existing MGC-50 and MGC-100 media servers provide seamless network connectivity across packet-based broadband networks and traditional circuit-switched networks for both video and voice multipoint conferencing. The advanced transcoding capabilities of our MGC systems enable reliable and optimal communication among end-points with different video, voice and data parameters and bandwidth capabilities. In addition, the MGC products combine fully featured voice conferencing and fully featured video conferencing on the same platform supported by a common management system.

        Our GW-25 and GW-45 gateways move and translate traffic effectively and securely from one network type to another and also include a Checkmark registered firewall capability for secure video communications across IP networks.

        Our line of network systems products also includes the PathNavigator call processing server and WebOffice, a web-conferencing software application. PathNavigator offers powerful network management capabilities that simplify the use of enterprise video throughout a converged network, ensures reliability and security and effectively manages network bandwidth. WebOffice provides a web-based virtual office, enabling users to conduct online meetings, or share documents, applications or desktops in a secure, interactive environment on an ad-hoc or scheduled basis. WebOffice users can also conduct Instant Message sessions with colleagues and launch voice and video conferencing from their WebOffice browser.

        To assist our end-user customers in implementing and managing their network systems products, we offer a portfolio of additional professional and maintenance services. For the on-going support of our end-user customers' network systems, we provide maintenance services, including telephone support, parts exchange, on-site assistance and direct access to our support engineers for real-time troubleshooting of our products. Our services are sold both directly to end-user customers and through our resellers.

Product	Key Features		Typical US List Price
MGC-50 and MGC-100	•	Multipoint control units for service providers, enterprises, education and government institutions and workgroups	$29,950-$500,799
	•	Voice, video and data conferencing bridge
	•	Embedded multi-network, multi-protocol gateway
	•	Supports multiple standards for video, voice and data
	•	Supports end-points at up to 2 Mbps and can connect up to 650 sites for 325 simultaneous sessions
	•	Interfaces with 10/100 Ethernet, E-1 or T-1 lines
MGC-25†	•	Supports IP and ISDN video conferencing, video gateway applications, PSTN and IP voice conferencing as well as Polycom's new unified conferencing	$22,000-$59,500
	•	Supports Polycom OfficeTM features such as H264, People + Content, Pro-Motion Video, and Siren 14TM wideband audio
GW-25 and GW-45	•	Multi-network, multi-protocol gateway	$59,950-$251,300
	•	Supports IP-to-IP and IP-to-ISDN sessions
	•	Up to 48 simultaneous sessions
	•	Upgradeable to multipoint control-unit
	•	24 IP-to-IP connections
	•	Checkmark certified firewall solution
PathNavigator	•	Call processing server for IP and ISDN video calls	$4,999-$49,999
	•	Intelligent routing engine which combines provisioning, advanced gatekeeper functionality and addressing making video applications more useable
	•	Polycom OneDial™ makes video calls easier for end-users
WebOffice	•	Web-based collaborative virtual office software with browser interface	$750 per user
	•	Enables anytime, online meetings or application sharing in a secure environment
	•	Allows users to start voice and video conferences on MGC
	•	Allows users to Instant Message with colleagues from their virtual office

†
Scheduled to ship in the first half of 2003

Network Access

        In January 2003, we sold our network access product line to Verilink (See "Recent Developments" below). In 2002, our network access products consisted of our NetEngine family of integrated access devices ("IADs") and routers that enabled enterprise customers to access broadband and VoB services. Compact, cost-effective and highly-integrated, our NetEngine products were suited for small and medium-sized businesses and remote office locations. Our network access products supported a wide range of broadband transmission standards and end-user requirements. All of our network access products were interoperable with the products of leading broadband equipment vendors.

COMPETITION

        We face significant competition in the communications industry, which is subject to rapid technological change. In video communications, our major competitors include Tandberg and a number of other companies including Aethra, ClearOne, Huawei, NEC, Panasonic, Philips, Sony, VCON and VTEL, as well as various smaller or new industry entrants. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video communications products. We believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as 3Com, Cisco Systems, Hewlett-Packard, Dell, Microsoft, Nortel Networks, RealNetworks and WebEx, that enable web-based or network-based video and collaboration communications. The market for voice communications equipment, including voice conferencing and desktop equipment, is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. In voice communications, our major competitors include Aethra, Cisco Systems, ClearOne Communications, Konftel, Mitel, Soundgear and other companies that have in the past offered lower cost, full-duplex speakerphones. In the VoIP desktop space, there are several emerging low cost manufacturers in Asia and Europe. In addition, there are notable PBX and IP Call Manager manufacturers that compete on the standards-based IP space including Cisco, Mitel and Siemens. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that are lower cost than our voice communications products. Our network systems business has significant competition from RADVISION and a number of other companies including Avaya, Cisco Systems, First Virtual and Tandberg.

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

TECHNOLOGY

        We intend to continue to invest in and leverage our core technologies to develop and market our video communication, network systems and voice communication products and product enhancements. Our core technologies include the following:

        Wideband Audio.    We have made significant investments in the development of key audio technologies to provide improved fidelity in conferencing and point-to-point environments, because of the importance of speech in communications. We currently provide wideband audio, using our industry-developed standard, G.722.1, in our video and MGC products. Most recently, our continued investment in audio technology has yielded key elements of our new VTX technology, which makes this quality available over the telephone network.

        IP Protocols and Telephony.    We are investing heavily in the technologies that enable IP communications and telephony. The multiple protocols, applications, feature sets, and environments of IP telephony all require significant attention and innovative new solutions to operate flawlessly with a communications link that is fundamentally different than the traditional analog telephone line. Commonly experienced IP issues such as lost data, erratic transmission times, incompatible compression algorithms, and unreliable connections each require explicit attention to produce a speech channel with smooth, reliable operation.

        Multimedia Bridging.    By developing new architectures, algorithms and techniques, we are extending our base of bridging products. Our focus on a strong basic architecture continues to reap rewards in configuration flexibility, product function, cost, and the applicability of design elements in multiple products and environments.

        Web Collaboration Technology.    We continue to extend our rich tool set for exchange of visual images in multiple environments as web collaboration and application sharing become more important to conferencing abilities. This technology provides a versatile and growing set of features for the developing web collaboration market, while multiple solutions are available to match almost any environment for graphics presentation in our video systems.

        Industry Standards Leadership.    Polycom continues our role in industry leadership in numerous standards activities. Our technical expertise and management contributions are exemplary in our roles as editor, contributor and other capacities in world and regional standards committees. These include ITU-T Study Group 16, Internet Engineering Task Force, International Multimedia Telecommunications Consortium and Telecommunications Industry Association, and cover emerging technology areas such as media coding, communications protocols, endpoint requirements, and industry interoperation. Among its activities, Polycom has been instrumental in the development of the H.264 next-generation video compression standard and the G.722.1 audio compression standard.

        Digital Acoustic Processing.    Polycom has been enhancing and developing our advanced acoustic processing technologies since the 1992 introduction of the industry-defining SoundStation voice conferencing system. At our facilities, we are extending the state-of-the-art in these critical areas and creating a powerful mechanism to facilitate the incorporation of these technologies into all of our products. We are also continuing to develop audio compression technologies to deliver sound of even higher fidelity for new products, as well as to provide improved performance in our existing ones.

        PC Based Video/Data/Voice Communications.    We are making a significant investment in architectures that will deliver on the promise of a converged PC and communication/collaboration solution, based upon our iPower architecture. This technology provides seamless integration of the applications found on personal computers with the tools required for individual and team conferencing, communication, and collaboration.

        Diverse Room Configurations.    We are developing and extending robust algorithms and techniques to broaden our coverage to additional room environments. These range from the local, personal environment of the desktop, through the medium-sized conference rooms that work well with tabletop terminals, to the large, versatile spaces that are best served by integrated room systems.

        Conferencing Integration and Management.    As systems become more capable and complex, the need for enhanced tools to manage multiple endpoints and sessions becomes more keenly felt. Polycom is investing in developing a generation of integrated system management tools that increase the security, reliability, and ease of operation of the elements of its systems. Our Global Management System, or GMS, is a versatile client/server system for meeting and device coordination and management via integrated network control. This improves the reliability and accessibility of network systems and helps assure completeness and uniformity among users, which is especially useful to corporate users and IT organizations.

        Video System Architectures.    We continue to exploit the advantages of our flexible iPower and ViewStation system architectures, which allow for a complete spectrum of video communication products ranging from high-end large room systems to compact video appliances.

        Multimedia Teleconferencing.    We have developed a series of algorithms and techniques for the integration of graphical and other web-based content with living video and voice across a seamlessly integrated product architecture. Our Dual Stream protocols, which enable the simultaneous display of video and graphical elements is one successful implementation of this advanced technology.

        Network/Internet Connectivity.    We continue to extend our teleconferencing products to operate over local and extended networks utilizing standard networking and Internet protocols, such as Mbps networks, ATM, frame relay, and TCP/IP. Within the next several years, industry analysts believe that a significant percentage of business communication, video and voice as well as data, will take place over packet-switched rather than circuit-switched networks (i.e., internal and external networks rather than the public telephone network). Some of the advantages to this approach are greater bandwidth availability, lower transmission costs, expandability, and the ability to operate by managing only one network instead of several.

SALES AND DISTRIBUTION

        We market and sell our products through a broad worldwide network of channel partners, which includes leading communications service providers, value-added resellers, distributors and retailers. Our channel partners include Avaya, Cisco, Daito Electronics, Digital China Technology, France Telecom GBH, Genedis, Hello Direct, Hitachi High Technology, Ingram Micro, Jenne, Nanjing Southern, Princeton, Review Video, SBC, Siemens, Sprint, T2 Supply, Tech Data and Wire One Technologies. Many of these resellers sell a variety of communication products and/or services and, with our products, offer a complete product portfolio. We believe that it is important to maintain a close working relationship with these customers in order to meet their demands for sales and support on a multinational basis. We plan to continue to focus on the federal, state and local government opportunities working with new and existing channel partners. To complement our sales efforts, we advertise in trade and general business print media, participate in a wide array of trade shows and public relations activities and lease sales offices in strategic metropolitan areas on a worldwide basis.

        In 2002, we began to implement a new direct-touch strategy in concert with a realignment of our channel partner strategy. This strategy shift includes channel certifications for certain network systems and video products which we believe will yield a higher level of end-user customer satisfaction. As part of this new channel partner strategy, the channel inventory model is changing to reduce channel inventories to a more optimal level or to a drop shipment method to certain channel partners' end user customers. We believe this inventory model improvement, along with our increased staff of direct-touch sales force that sells hand-in-hand with our channel partners, enables Polycom to better sell the benefits of Polycom's end-to-end video, voice, data, and web collaboration solutions.

        We have historically focused our sales efforts in regions of the world where we believe customers have begun to invest significantly in conferencing equipment and services. These regions currently include North America, Europe, Asia Pacific and the Caribbean and Latin America. See Note 18 of Notes to Consolidated Financial Statements for selected financial information by geography. The principal international resellers of our products currently include Adcom, Daito Electronics, Digital China Technology, France Telecom, Genedis, Giro, Hitachi High Technology, Latin Telecom, Nanjing Southern, Siemens and Telindus. If we are not successful in expanding internationally or if the anticipated growth in Europe or Asia does not materialize, it could harm our business.

        We have established product distribution centers in the European and Asian markets in order to better serve our international customers, which have increased the costs associated with our international operations. International sales are subject to a number of risks including potential economic weakness in international markets, political instability, any adverse economic impact of terrorist attacks and incidents and any military response to those attacks, war or other hostilities, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in staffing and managing foreign operations, longer payment cycles, and difficulty in collecting accounts receivable. Our sales to international resellers are usually made in U.S. dollars in order to minimize the risks associated with fluctuating foreign currency exchange rates. To date, a substantial majority of our international sales have been denominated in U.S. currency; however, we expect that in the future more of our international sales could be denominated in some non U.S. dollar currencies. Significant adverse changes in currency exchange rates, as happened in the European market in 2000 and in the Asian market in late 1997, could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country. In addition, the costs associated with developing international sales may not be offset by increased sales in the short term, or at all.

        A majority of our revenues are from value-added resellers, distributors, service providers and retailers. In 2002, 2001 and 2000, we derived a substantial majority of our net revenues from sales of our video communication, voice communication and network systems products. See Note 18 of Notes to Consolidated Financial Statements. No customer accounted for more than 10% of our net revenues in the fiscal years ended December 31, 2002, 2001 or 2000. For the year ended December 31, 2002, our network systems segment had two channel partners that represented approximately 20% of Network Systems Segment revenues. We believe it is unlikely that the loss of one or both of these channel partners would have a material adverse affect on the net revenues of this segment as we believe end-users would likely purchase our network systems products from a different channel partner. In 2001, the amount of orders we received from Lucent dropped significantly which had a negative effect on our revenue and profitability. In 2002, our resellers reduced the purchases of our products as a result of the economic downturn. If major resellers continue to limit or reduce their purchases of our products as a consequence of a continued economic downturn or for any other reason, it would harm our business. We have historically shipped orders soon after they are received from customers so backlog typically has not been significant.

        Resellers generally offer products of several different companies, including products that compete with our products. Accordingly, these resellers may give higher priority to products of other suppliers, thus reducing their efforts to sell our products. Agreements with resellers may be terminated at any time. A reduction in sales effort or termination of a distribution relationship by one or more of our resellers could harm our operating results. Use of resellers also entails the risk that resellers will build up inventories in anticipation of a growth in sales. If such sales growth does not occur as anticipated by these resellers for numerous reasons, including the continuation of the economic downturn in 2003, these resellers may substantially decrease the amount of product ordered in subsequent quarters, which could harm our business and results of operations, as happened in the last three quarters of 2002.

        The video and voice communications and network systems distribution industries have historically been characterized by rapid change, including consolidations and the emergence of alternative distribution channels. In addition, there are an increasing number of companies competing for access to these channels. The loss or ineffectiveness of any of our major resellers could have a material adverse effect on our operating results. We cannot assure you that our existing reseller channels will continue to successfully sell our products, or that we will be able to successfully sell our products through any new channels that we may attempt to develop as a result of adverse changes in our existing reseller channels. Further, we believe that our channel partner strategy, which will result in further reductions in our channel partner inventories to a more optimal level, may limit revenue growth and may cause a decrease in revenue in the near term, as it did in the fourth quarter of 2002. In addition, we plan to continue to implement changes to our channel partner strategy which will result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with more direct interaction between us and our direct end-user customers. These changes may cause additional disruptions in our channels and negatively impact revenue growth in the near term.

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

CUSTOMER SERVICE AND SUPPORT

        We believe that service and support are critical components of customer satisfaction. Although our resellers maintain and provide technical support to their end-user customers, we provide a wide range of service and support offerings to our resellers and directly to some end-user customers.

        Our service offerings include: integration services consisting of consulting, education, design and project management services; consulting services consisting of planning and needs analysis for end-users; design services, such as room design and custom solutions, providing customized videoconferencing solutions to meet each end-user's unique requirements; and project management, installation and training which provide end-users with effective implementation of videoconferencing systems. All services are sold both directly to end-user customers and through our resellers. Service programs for local and international resellers range from reselling our service offerings to providing back-end support for servicing end-users. All maintenance services are delivered on a worldwide basis from several integrated support centers located in the United States, United Kingdom, Australia, Singapore and Japan. Spare parts are stocked around the world to meet response time commitments to customers and resellers. We utilize direct field service staff as well as resellers and third-party service providers to perform installation and on-site repairs. We deliver integration services and training through engineers, consultants, project managers and instructors. In addition, a Technical Service Center hotline provides a full range of telephone support to our resellers and to end-user customers and we offer electronic support via the World Wide Web. We maintain contracts with a number of different vendors throughout the world to provide certain services, including front line technical telephone support in North America, on-site field support and logistics.

        We provide warranty support for our hardware products, software media and repaired parts. The warranty period is generally one to three years for hardware products, ninety days for software media, and ninety days for repaired parts.

RESEARCH AND DEVELOPMENT

        We believe that our future success depends in part on our ability to continue to enhance existing products and to develop new products that maintain technological competitiveness. Our current development efforts focus principally on the video communications, network systems, and voice communications product families. We intend to expand upon these product platforms through the development of options, upgrades and future product generations. However, we cannot assure you that these products will be made commercially available as expected or otherwise on a timely and cost-effective basis or that, if introduced, these products will achieve market acceptance. Furthermore, we cannot assure you that these products will not be rendered obsolete by changing technology or new product announcements by other companies.

        Research and development expenses were approximately $76.8 million in 2002, $59.4 million in 2001 and $43.6 million in 2000. We believe that significant investments in research and development are required to remain competitive since technological competitiveness is key to our future success. We intend to continue to make substantial investments in product and technology development. We also intend to continue to participate in the development of various teleconferencing industry standards, which are or may be incorporated into our products.

        The video and voice communications and network systems markets are subject to rapid technological change, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to remain competitive in these markets will depend in significant part upon our ability to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis. Our success in developing new and enhanced products depends upon a variety of factors, including new product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing, assembly and test processes, product performance at customer locations and development of competitive products and enhancements by competitors. We are currently engaged in the development of a number of new products and extensions of our video communications, network systems and voice communications product families. We expect to continue to invest significant resources in new product development and enhancements to current and future products. In addition, our introduction of new products could result in higher warranty claims, product returns and manufacturing, sales and marketing and other expenses that could harm our business. Our business may also be harmed if we are unable to introduce new products or enhancements on a timely and cost-effective basis that maintain or enhance our competitive position and contribute significantly to net revenues. In the past, we have experienced delays from time to time in the introduction and in the continued production of certain of our products. For example, the year 2000 introduction of our ViewStation FX and ViaVideo desktop products were delayed from the originally anticipated dates of introduction because of unforeseen technical challenges. These delays likely created confusion in the market which hurt our business. In addition, new product or technology introductions by our competitors could cause a decline in sales or loss of market acceptance of our existing products or new products. Further, from time to time, we may announce new products, capabilities or technologies that have the potential to replace our existing products or future products. Announcements of product enhancements or new product offerings by us or our competitors could cause customers to defer or stop purchasing our products which would harm our business.

MANUFACTURING

        We subcontract the manufacture of our voice and video products to Celestica, a third-party contract manufacturer. We use Celestica's Thailand facilities, and should there be any disruption in services due to natural disaster or economic or political difficulties in Thailand or Asia or any other reason, such disruption would harm our business and results of operations. Also, Celestica's Thailand facility is currently the sole source manufacturer of these products, and if Celestica experiences an interruption in operations or otherwise suffers from capacity constraints, we would experience a delay in shipping these products. As a result, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption and harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

        Further, our network systems products are manufactured in Israel, which is currently experiencing internal and external conflicts that include terrorist and military action. We could experience a manufacturing disruption due to terrorist attacks and incidents and any military response to those attacks, war or other hostilities which could harm our business. In addition, certain technology used in our network systems products was developed through grants from the Office of the Chief Scientist in

Israel. Under Israeli law, it is prohibited to transfer technology developed pursuant to these grants to any person without the prior written consent of the Office of the Chief Scientist. The grants also contain restrictions on the ability to manufacture products developed with these grants outside of Israel. Approval to manufacture such products outside of Israel, if granted, is generally subject to an increase in the total amount to be repaid to the Office of the Chief Scientist of between 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel. These restrictions on the ability to transfer technology to third parties or manufacture products outside Israel may adversely affect our operating results and significantly reduce the value of the technology developed under these grants.

        Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, national catastrophe, such as the terrorist attacks which occurred on September 11, 2001, and other events beyond our control. We do not have a fully implemented disaster recovery plan. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business. In the event that we or our contract manufacturers were to experience financial or operational difficulties that are not covered by insurance, it would adversely affect our results of operations until we could establish sufficient manufacturing supply through an alternative source. The effect of reduction or interruption in supply on results of operations would be material. We believe that there are a number of alternative contract manufacturers that could produce our products, but in the event of a reduction or interruption of supply, for any reason, it would take a significant period of time to qualify an alternative subcontractor and commence manufacturing, which would harm our business and results of operations.

        Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. We also obtain certain plastic housings, metal castings and other components from suppliers located in China and certain Southeast Asia countries, and any political or economic instability in that region in the future, or future import restrictions, may cause delays or an inability to obtain these supplies. We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. We have had limited experience purchasing volume supplies of various components for our products, and some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In addition, companies with limited or uncertain financial resources manufacture some of these components. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components, develop alternative sources as needed, or companies with limited or uncertain financial resources go out of business, our operating results could be seriously harmed. Moreover, our operating results would be seriously harmed by receipt of a significant number of defective components, an increase in component prices or our inability to obtain lower component prices in response to competitive price reductions. Additionally, our video communications products are designed based on integrated circuits produced by Philips Semiconductor, or Philips, and cameras produced by Sony. If we could no longer obtain integrated circuits or cameras from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we cannot assure you that we would be successful in obtaining these components from alternative sources in a timely or cost-effective manner. Additionally, both Sony and Philips compete with us in the video communications industry, which may adversely affect our ability to obtain necessary components. The failure to obtain adequate supplies of vital components could prevent or delay product shipments, which could harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products. Any delays in the availability of these key components could harm our business.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

        While we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights, we believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. We currently have seventy United States patents issued covering our conferencing products. The expiration of these patents range from 2004 to 2018. In addition, we currently have one hundred fourteen foreign patents issued whose expirations range from 2003 to 2020. Further, we have eighty-six United States patents pending covering our conferencing and our network systems products and ninety-three foreign patent applications pending. Polycom, Polyspan, SoundStation Premier, ShowStation, SoundPoint, SoundStation, ViewStation, Polycom logos and others are registered trademarks of Polycom, and, WebStation, MeetingSite, ViaVideo, iPower, VoiceStation, SoundStation Premier Satellite, iPriority, Clarity by Polycom and others are trademarks of Polycom in the U.S. and various countries. According to federal and state law, Polycom's trademark protection will continue for as long as we continue to use our trademarks in connection with the products and services of Polycom. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which only afford limited protection. Others may independently develop similar proprietary information and techniques or gain access to Polycom's intellectual property rights or disclose such technology. In addition, we cannot assure you that any patent or registered trademark owned by Polycom will not be invalidated, circumvented or challenged in the U.S. or foreign countries, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by Polycom, if at all. Furthermore, others may develop similar products, duplicate our products or design around the patents owned by Polycom. In addition, foreign intellectual property laws may not protect our intellectual property rights.

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

        In March 2000, Polycom and VTEL Corporation, or VTEL, entered into a cross license agreement pursuant to which we obtained non-exclusive license rights under three VTEL patents, and VTEL obtained non-exclusive license rights to a patent for our videoconferencing technology. These licenses were written off in 2001 with the acquisition of PictureTel as the technology was deemed to have no future benefit. See Note 12 of Notes to Consolidated Financial Statements.

        On September 23, 2002, a suit captioned Collaboration Properties, Inc. v. Polycom, Inc. was filed in the United States Court in the Northern District of California. The complaint alleges that our ViewStation, ViaVideo, iPower, WebOffice and Path Navigator products infringe 4 U.S. Patents owned by plaintiff. The complaint seeks unspecified compensatory and exemplary damages for past and present infringement and to permanently enjoin us from infringing on the patents in the future, On November 14, 2002 we filed an answer asserting, among other things, no infringement and that plaintiff's patents are invalid and unenforceable. We believe that we have meritorious defenses and counterclaims, and intend to vigorously defend this action.

        From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities. In addition, from time to time, third parties assert patent or trademark infringement claims against the Company in the form of letters and other forms of communication.

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

EMPLOYEES

        As of December 31, 2002, we employed a total of 1,271 persons, including 529 in sales, marketing and customer support, 418 in product development, 250 in manufacturing and 74 in finance and administration. Of these, 410 were outside of North America. We have experienced no work stoppages and believe our relationship with our employees is good.

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

RECENT DEVELOPMENTS

        In January 2003, we sold to Verilink Corporation ("Verilink") certain fixed assets and intellectual property rights relating to the network access product line, including our line of NetEngine integrated devices, for a total of up to $3.0 million in cash, of which (i) $1.0 million was paid to us at closing, (ii) $0.25 million will be paid to us on the first anniversary of the closing, and (iii) up to $1.75 million will be paid to us quarterly based on ten percent of Verilink's revenues related to the sale of NetEngine products. The purchase price and the other terms of the asset sale were determined in arms-length negotiations between the parties. Concurrent with the closing, certain of our employees joined Verilink. Verilink has also agreed to purchase our existing NetEngine-related inventories, with a book value of approximately $1.9 million as of the closing date, on an as needed basis. Additionally, in connection with the sale, we entered into a license agreement with Verilink pursuant to which Verilink granted us a license to use and further develop the network access technology related to the NetEngine product line. We have agreed not to compete with Verilink in the network access market for a period of three years.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers and their ages and positions as of February 15, 2003, are as follows:

Name	Age	Position(s)
Robert C. Hagerty*	51	Chairman of the Board of Directors, Chief Executive Officer and President
Michael R. Kourey*	43	Senior Vice President, Finance and Administration, Chief Financial Officer, Secretary and Director
Sunil K. Bhalla	46	Senior Vice President and General Manager, Voice Communications
Pierre-Francois Catte	46	Senior Vice President, Corporate Operations
Kathleen M. Crusco	38	Vice President, Worldwide Controller
James E. Ellett	43	Senior Vice President and General Manager, Video Communications
Philip B. Keenan	40	Senior Vice President and General Manager, Network Systems
Kim Niederman	51	Senior Vice President, Worldwide Sales

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

        Mr. Bhalla joined us in February 2000 as our Senior Vice President, Voice Communications. Before joining us, Mr. Bhalla served as Vice President and General Manager of Polaroid Corporation's Internet Business and also served as Polaroid's Vice President and General Manager, Worldwide Digital Imaging Business. Previously, Mr. Bhalla also held posts as Director of Strategic Marketing at Computervision Corporation, as well as senior management positions with Digital Equipment Corporation. Mr. Bhalla holds a M.S. in Mechanical/Systems Engineering and CAD/CAM from Lehigh University.

        Mr. Catte joined us in November 2001 as our Senior Vice President, Corporate Operations. Prior to joining us, Mr. Catte worked at Hewlett-Packard Company, where he had been since 1980. He served as the Vice President and General Manager of Hewlett-Packard's VeriFone Division from December 1997 to November 2001 and as General Manager of Hewlett-Packard's CONVEX Division from March 1996 to December 1997. Prior to that, Mr. Catte held several positions within Hewlett-Packard, including General Manager, Systems Manufacturing and Delivery Operation, General Manager, Exeter Computer Manufacturing Operation and others. Mr. Catte holds an M.B.A in Finance from Ecole Superieure De Commerce de Lyon in France.

        Ms. Crusco joined us in January 2002 as Vice President, Worldwide Controller. In August 2002, Ms. Crusco was appointed Principal Accounting Officer. Before joining us, Ms. Crusco was Vice President, Worldwide Controller at Documentum Inc. from April 1999 to January 2001 and Director of Finance at Adaptec, Inc. from June 1997 to April 1999. Ms. Crusco also had various positions over ten years at Price Waterhouse, LLP, including Senior Audit Manager. Ms. Crusco holds a B.S. in Accounting from California State University of Chico.

        Mr. Ellett joined us in February 2003 as Senior Vice President and General Manager, Video Communications. Before joining us, Mr. Ellett served as Vice President and General Manager of the Client Business Unit of Advanced Micro Devices. Prior to Advanced Micro Devices, Mr. Ellett held various general manager positions at Compaq Computer Corporation from November 1996 through February 2001. In addition, Mr. Ellett held positions at Cyrix Corporation, Digital Equipment Corporation and spent six years at Dell Computer Corporation, in various positions in the Desktop Systems, Consumer Products and Portable Systems groups. Mr. Ellett holds a bachelor's degree in electronic engineering from University of Texas.

        Mr. Keenan served as our Senior Vice President and General Manager, Network Systems, from March 2001 to January 2002. From January 2002 to January 2003, Mr. Keenan served as Senior Vice President, Worldwide Sales and Marketing. In January 2003, Mr. Keenan was named Senior Vice President and General Manager, Network Systems. Prior to joining us, Mr. Keenan served as Senior Vice President, Worldwide Sales and Marketing of Accord Networks Ltd. from April 1998 until February 2001. Mr. Keenan served as the Vice President of International Sales for VideoServer, Inc. from May 1994 until February 1998. Mr. Keenan holds an honours degree in Mining Geology from Cardiff University in the United Kingdom.

        Mr. Niederman joined us in January 2003, as Senior Vice President, Worldwide Sales. Prior to joining Polycom, Mr. Niederman served as President, CEO and founder of LongBoard, Inc., the leader in software-based IP Services Platforms. Mr. Niederman also served as President and CEO of Magellan Network Systems during 1999, Vice President, Worldwide Sales with start-up RadioLAN, Inc. from 1997 through 1999, Vice President of Sales with FORE Systems, Inc. from 1995 through 1997. Mr. Niederman also held various positions at Cisco Systems from 1990 through 1995, including Director, Worldwide Sales of Cisco's first business unit, Director, Central Operations and Region Manager, Central Area. Mr. Niederman holds a B.A. in Political Science from the University of Denver.

ITEM 2. PROPERTIES

        We are currently headquartered in an approximately 50,000 square foot facility in Pleasanton, California pursuant to a lease which expires in May 2012. This facility accommodates our executive and administrative operations. Our former headquarters in Milpitas, California continues to house research and development, manufacturing, marketing, sales and customer support operations for our voice business. This facility is approximately 102,000 square feet and is leased through January 2007.

        The majority of our video and service operations are located in approximately 321,000 square feet in Andover, Massachusetts pursuant to a lease that expires in September 2014 and approximately

64,000 square feet in Austin, Texas pursuant to a lease that expires in December 2004. Our network systems operations occupy approximately 40,000 square feet in Petach Tikva, Israel and 32,000 square feet in Atlanta, Georgia, which is also shared with our installed voice business. In addition, we lease space in North Vancouver, Canada for our VoIP development operation and in Burlington, Massachusetts for our advanced voice development operations. See Note 12 of Notes to Consolidated Financial Statements.

        We lease an approximately 55,000 square foot facility in Tracy, California for our North American and Latin American distribution center. Further, we utilize space at our manufacturing contractor in Thailand and our European distribution contractor in the United Kingdom and Netherlands to provide Asian and European distribution and repair centers, respectively.

        Within the U.S., we lease office space, primarily for sales offices in various metropolitan locations, including: New York, New York; Atlanta, Georgia; Chicago, Illinois; Coral Gables, Florida; Irvine, California; Dallas, Texas and Silver Spring, Maryland. Outside of the U.S, we lease offices in several countries, including France, Germany, Israel, Netherlands, Spain, U.K., Australia, China, Hong Kong, Japan, Korea, Singapore, Mexico and Peru.

        As a result of the acquisition of PictureTel completed in October 2001, we have identified redundant facilities that the company intends to terminate or sublease or has terminated or subleased. For example, the Company has an approximately 152,000 square foot building which is fully subleased to a third party for which the sublease runs concurrent with the Company's lease obligation. As a result the Company is not currently showing a lease obligation related to this facility. See Note 5 of Notes to Consolidated Financial Statements.

        We believe that our current facilities are adequate to meet our needs for the foreseeable future, and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, we are subject to various legal proceedings that arise from the normal course of business activities. In addition, from time to time, third parties assert patent or trademark infringement claims against us in the form of letters and other forms of communication. We do not believe that any of these legal proceedings or claims are likely to have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

        On September 23, 2002, a suit captioned Collaboration Properties, Inc. v. Polycom, Inc. was filed in the United States Court in the Northern District of California. The complaint alleges that our ViewStation, ViaVideo, iPower, WebOffice and Path Navigator products infringe 4 U.S. Patents owned by plaintiff. The complaint seeks unspecified compensatory and exemplary damages for past and present infringement and to permanently enjoin us from infringing on the patents in the future. On November 14, 2002 we filed an answer asserting, among other things, no infringement and that plaintiff's patents are invalid and unenforceable. We believe that we have meritorious defenses and counterclaims and intend to vigorously defend this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

        The following table presents the high and low sale prices per share for our common stock as reported by the Nasdaq National Market, under the symbol PLCM, for the periods indicated.

	High	Low
Year Ended December 31, 2001:
First Quarter	$37.81	$10.75
Second Quarter	29.88	10.88
Third Quarter	30.00	17.91
Fourth Quarter	42.59	23.88
Year Ended December 31, 2002:
First Quarter	$39.09	$21.23
Second Quarter	26.50	11.37
Third Quarter	12.80	6.44
Fourth Quarter	12.04	6.84
Year Ending December 31, 2003:
First Quarter (through February 28, 2003)	$11.95	$9.18

        On February 28, 2003, the last reported sale price of our common stock as reported on the Nasdaq National Market was $10.03 per share. As of December 31, 2002, there were approximately 1,954 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

        We have never declared or paid any cash dividend on our capital stock and do not anticipate, at this time, paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain future earnings, if any, for use in our business.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this Annual Report on Form 10-K.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with Polycom's audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the consolidated balance sheet data at December 31, 2002 and 2001, are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 1999 and 1998 and the consolidated balance sheet data at December 31, 2000, 1999 and 1998 are derived from audited consolidated financial statements which are not included in this Form 10-K. This data gives retroactive effect to our acquisitions of Accord on February 28, 2001, and Atlas on December 1, 1999, which were treated as a pooling of interests. For 2001, 2000, 1999 and 1998 we used a 52 or 53-week fiscal year. As a result, our fiscal year may not have ended as of the calendar period. For 2002, we changed to a fiscal year ending on December 31. For convenience of presentation, the consolidated financial statements have been shown as ending on December 31 of each applicable period.

	December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$465,959	$383,189	$373,554	$224,902	$129,483
Cost of net revenues	202,712	166,747	164,099	99,698	63,092

Gross profit	263,247	216,442	209,455	125,204	66,391

Operating expenses:
Sales and marketing	98,998	74,653	70,745	43,366	25,845
Research and development	76,812	59,416	43,570	25,724	17,158
General and administrative	29,947	21,564	20,702	12,729	7,751
Acquisition-related costs	3,699	24,077	4,768	1,650	185
Purchased in-process research and development	900	52,642	—	—	—
Amortization of purchased intangibles	17,135	3,905	—	—	—
Amortization of goodwill	—	2,114	—	—	—
Restructure costs	1,657	—	—	—	—
Grant repayment	—	—	5,876	—	—
Litigation settlement	(257)	—	6,500	—	—
Litigation reserve release	—	—	(1,843)	—	—

Total operating expenses	228,891	238,371	150,318	83,469	50,939

Operating income (loss)	34,356	(21,929)	59,137	41,735	15,452
Interest income, net	9,492	12,755	8,419	1,629	927
Loss on strategic investments	(7,465)	(3,178)	(5,854)	—	—
Other income (expense), net	527	(608)	8	(31)	(9)

Income (loss) before provision for income taxes	36,910	(12,960)	61,710	43,333	16,370
Provision for income taxes	10,150	14,740	24,247	13,616	1,749

Net income (loss)	$26,760	$(27,700)	$37,463	$29,717	$14,621

Basic net income (loss) per share	$0.27	$(0.33)	$0.50	$0.45	$0.25
Diluted net income (loss) per share	$0.27	$(0.33)	$0.45	$0.38	$0.20
Weighted average shares outstanding for basic net income (loss) per share	99,324	85,123	75,264	65,475	58,012
Weighted average shares outstanding for diluted net income (loss) per share	100,696	85,123	83,828	77,848	71,609
	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$193,861	$150,180	$241,798	$66,554	$24,925
Working capital	202,913	201,649	325,969	97,006	51,307
Total assets	1,076,874	821,165	503,708	185,219	88,418
Mandatory redeemable convertible preferred stock	—	—	—	25,916	19,415
Total stockholders' equity	903,743	643,986	422,783	100,810	40,855

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS AND OPERATING COSTS AND EXPENSES, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "OTHER FACTORS AFFECTING FUTURE OPERATIONS" IN THIS DOCUMENT AS WELL AS OTHER INFORMATION FOUND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

Overview

        We were incorporated in December 1990. We were engaged principally in research and development from inception through September 1992 when we began volume shipments of our first voice communications product, the SoundStation. In the second quarter of 2001 and the fourth quarter of 2001, we completed our acquisitions of Circa Communications, Ltd., or Circa, and Atlanta Signal Processors, Incorporated, or ASPI, respectively. These acquisitions added to our voice communications product line which currently consists of the SoundStation, VoiceStation, SoundPoint, Vortex and VoIP product families. In January 1998, we completed the acquisition of ViaVideo Communications, Inc., or ViaVideo, a development stage company that designed and developed high quality, low cost, easy-to-use, group video communications systems. In February 1998, we began customer shipments of our ViewStation products. In the fourth quarter of 2001, we completed our acquisition of PictureTel Corporation, adding to our video communications product line which currently consists of the ViewStation, iPower, Visual Concert, GMS and ViaVideo product families. In December 1999, we acquired Atlas Communication Engines, Inc., or Atlas, a privately held OEM supplier of integrated access devices, or IADs, and an emerging supplier of digital subscriber line, or DSL, routers which provide voice and data over DSL networks. In January 2003, we sold this product line to Verilink Corporation (See "Recent Developments" above). Our network access product offerings were comprised of our NetEngine line of IADs and DSL routers. In February 2001, we acquired Accord Networks Ltd., or Accord, a leading provider of next generation, rich-media network products that enable Internet Protocol and other network voice and video communications in both the customer premises and service provider markets. Accord's products were our initial network systems product offerings. In the second quarter of 2002, we completed our acquisition of MeetU.com, Inc., or MeetU, adding to our network systems product line which currently consists of the MGC and GW, Voice Bridge, PathNavigator and WebOffice product families which provide multipoint video connectivity and gateway capability through disparate networks.

        Our consolidated financial statements for the year ended December 31, 2002 include the effects of the PictureTel, Circa and ASPI acquisitions. MeetU is included in our consolidated financial position, results of operations and cash flows from June 20, 2002, the date of acquisition.

        In fiscal 2002, we derived a substantial majority of our net revenues from sales of our ViewStation, iPower, network systems and SoundStation products and iPower-related services. We anticipate that our video communications products, network systems, voice communications products and iPower-related services will account for a substantial majority of our net revenues for at least the next twelve months.

Any factor adversely affecting the demand or supply for these products would harm our business, financial condition, cash flows and results of operations. In fiscal 2002, our Network Systems segment contributed more to our profitability, as a percentage of net revenues, than our Communications segment due principally to higher gross margins on the network systems products. The Network Access segment had negative gross margins. See Note 18 to Notes to Consolidated Financial Statements.

Results of Operations for the Three Years Ended December 31, 2002

        The following table sets forth, as a percentage of net revenues, consolidated statements of operations data for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
Net revenues	100%	100%	100%
Cost of net revenues	44%	44%	44%

Gross profit	56%	56%	56%
Operating expenses:
Sales and marketing	21%	19%	19%
Research and development	17%	15%	12%
General and administrative	6%	6%	5%
Acquisition-related costs	1%	6%	1%
Purchased in-process research and development	0%	14%	0%
Amortization of purchased intangibles	4%	1%	0%
Amortization of goodwill	0%	1%	0%
Restructure costs	0%	0%	0%
Grant repayment	0%	0%	2%
Litigation settlement	0%	0%	2%
Litigation reserve release	0%	0%	(1)%

Total operating expenses	49%	62%	40%

Operating income (loss)	7%	(6)%	16%
Interest income, net	2%	4%	2%
Loss on strategic investments	(1)%	(1)%	(2)%
Other income (expense), net	0%	0%	0%

Income (loss) before provision for income taxes	8%	(3)%	16%
Provision for income taxes	2%	4%	6%

Net income (loss)	6%	(7)%	10%

Net Revenues

        Net revenues for the year ended December 31, 2002 increased 22% over the same period of 2001. Net revenues for the year ended December 31, 2002, in the Communications and Network Systems segments, increased 29% and 4%, respectively, while the Network Access segment decreased 16% over the same period in 2001. The increase in Communications was due primarily to increased sales volume of our video communications products and iPower-related services. The video communications products net revenues increased to $261.6 million for 2002 from $205.0 million in 2001. Although the ViewStation product line contributed to the increase in video communications net revenues, this growth was primarily due to the addition of the iPower video product line added through the acquisition of PictureTel in October 2001. Due to the timing of this acquisition, iPower product revenue is reflected in the prior year numbers only for the fourth quarter of 2001. Although overall in 2002, video revenue grew, we experienced sequential quarterly revenue decreases in the second, third and fourth quarters of 2002, primarily related to declines in our video communications product revenue in both the Viewstation and iPower product lines. The iPower-related services net revenues was $29.3 million for the year ended December 31, 2002 compared to $5.9 million reported in the same period of 2001, as this revenue stream was also added through the acquisition of PictureTel. Also contributing to the increase in net revenues was an increase in the service revenue related to our network systems products and an increase in sales of our voice over IP and installed voice products, offset by decreases in sales volumes of our circuit switch voice communications products and decreases in sales in the network access product line for 2002 when compared to 2001. The installed voice products were added through the acquisition of ASPI in the fourth quarter of 2001. In 2002, we began to implement a new direct-touch strategy in concert with a realignment of our channel partner strategy. As part of this new channel partner strategy, the channel inventory model is changing to reduce channel inventories to a more optimal level or to a drop-shipment method to certain channel partners' end user customers. During the third quarter and fourth quarter of 2002 we believe our channel partners' video and voice inventory decreased over the second and third quarter of 2002, respectively. This decrease was due in part to this shift in channel partner strategy resulting in us shipping fewer video and voice units to channel partners in the third and fourth quarter of 2002. The decreased channel inventory levels had less impact on sales of iPower units, which are not typically carried in inventory by our channel partners. On a regional basis, North America, Europe, Asia and Latin America revenues increased 10%, 40%, 44% and 67%, respectively, for the year ended December 31, 2002 over the year ended December 31, 2001. Included in product revenues for voice, non-iPower video and network systems products are immaterial amounts of related service revenue.

        Net revenues for the year ended December 31, 2001 increased 3% over the same period of 2000. Net revenues for the year ended December 31, 2001, in the Communications, Network Systems and Network Access segments, decreased 6%, increased 97% and decreased 45%, respectively, over the same period in 2000. The increase in overall revenue was due to increased sales volume of our network systems products which increased from $42.3 million in 2000 to $83.1 million in 2001, and to iPower-related service revenue of $5.9 million resulting from our acquisition of PictureTel in October 2001. These increases were offset by decreases in volume of our network access, voice communications and video communications product revenue which decreased 45%, 15% and 5%, respectively, year over year. The decrease in ViewStation product sales was largely offset by iPower product sales in the fourth quarter of 2001. We believe that lower sales of our video, voice and network access products for 2001over 2000 were due principally to a reduction in capital spending in the United States due to the downturn in economic activity during 2001, which resulted in our channel partners reducing the level of inventory that they typically hold. On a regional basis, Asia and Europe revenues increased 39% and 3% respectively, in 2001 over 2000 while North America and Latin America revenues decreased slightly in 2001 over 2000. Included in product revenues for voice, non-iPower video and network systems products are immaterial amounts of related service revenue.

        A major contributor to the expected growth of the broadband market has been the deployment of DSL. Beginning in the second half of 2000, the market for broadband services experienced a severe downturn, characterized by financial troubles for many telecommunications service providers and delays in delivering broadband services. This downturn continued through 2002 and negatively impacted sales of our network access products. These DSL providers were customers of our network access products through OEM providers that we used as channel partners. These service delays slowed the expected growth in this market which in turn slowed sales volumes of our network access products. As a result, network access product revenues decreased 15% in 2002 over 2001. In January 2003, we made the decision that this business was no longer strategic to our overall product offerings, and sold to Verilink Corporation certain fixed assets and intellectual property rights relating to our network access product line, including our line of NetEngine integrated devices, for a total of up to $3.0 million in cash, of which (i) $1.0 million was paid to us at closing, (ii) $0.25 million will be paid to us on the first anniversary of the closing, and (iii) up to $1.75 million will be paid to us quarterly based on ten percent of Verilink's revenues related to sale of NetEngine products. As a result of the sale of the network access product line to Verilink Corporation, we will have no future revenue associated with this product line.

        In 2002, 2001, and 2000, we derived a substantial majority of our net revenues from sales of our video communication, voice communication and network systems products. No customer accounted for more than 10% of our net revenues for the fiscal years ended December 31, 2002, 2001 and 2000. For the year ended December 31, 2002, our network systems segment had two channel partners that represented approximately 20% of Network Systems Segment revenues. We believe it is unlikely that the loss of one or both of these channel partners would have a material adverse affect on the net revenues of this segment as we believe end-users would likely purchase our network systems products from a different channel partner. See Note 18 of Notes to Consolidated Financial Statements for business segment information.

        Our business is subject to the risks arising from domestic and global economic conditions. During 2001 and 2002, the economic downturn in the United States slowed overall spending to the point where industries delayed or reduced technology purchases. If this economic downturn and uncertainty in technology spending continues through 2003, as it currently appears to be, it will likely have an adverse effect on our results of operations for 2003. If our channel partners delay or reduce orders for our products, we may fall short of our revenue expectations for 2003, as we did in the second and third quarters of 2002, and for the entire year. Further, if these conditions persist, our business and financial performance will continue to be negatively affected as they were in 2002 and 2001. For example, in the third quarter of 2002, these conditions resulted in sequentially weaker video communications, voice communications, network systems and network access product revenues from the second quarter of 2002. The extent of adverse economic conditions in 2003 is difficult to predict at this time, which represents a significant uncertainty with respect to our 2003 operating results. In addition, weakness in the end-user market for our products could negatively affect the revenue and cash flow of our channel partners who could, in turn, delay orders and delay paying their obligations to us. This could harm our revenues, profitability, financial condition and cash flow. Further, we believe that our plans to further reduce our channel inventories to a more optimal level may limit revenue growth and may cause a decrease in revenue in the near term, as they did in the fourth quarter of 2002. In addition, we plan to continue to implement changes to our channel partner strategy which will result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with more direct interaction between us and our direct end-user customers. These changes may cause additional disruptions in our channels and negatively impact revenue growth in the near term.

        International net revenues, or revenues outside of the U.S. and Canada, accounted for 42%, 36%, and 32% of total net revenues for 2002, 2001 and 2000, respectively. See Note 18 of Notes to Consolidated Financial Statements. The absolute dollar increase in the international component of our revenues for 2002 over 2001 was primarily driven by increased sales volume of our video communications and network systems products in Europe, Asia and Latin America and an increase in network access products in Europe and Asia. Additionally, international, iPower-related services net revenues were $11.1 million and $2.5 in 2002 and 2001, respectively, as this revenue stream was added through the acquisition of PictureTel. The improvement in international revenues in 2001 over 2000 was due to growth in Asia of sales of our video communications products, growth in Asia and Europe of sales of our network systems products and by reductions in sales of video, voice and network access products in North America. In fiscal year 2000, we made investments in Europe, Asia and, to a lesser degree, in Latin America. This expansion of resources was the main reason for the increase in the international percentage of total net revenues in 2001 from 2000 despite the increase in net revenue from sales of our network systems products which were sold primarily in North America.

        We anticipate that international sales will continue to account for a significant portion of total net revenues for the foreseeable future, and we plan to continue our expansion in Asia and Europe. International sales, however, are subject to certain inherent risks, including potential economic weakness in international markets, political instability, any adverse economic impact of terrorist attacks and incidents and any military response to those attacks, war or other hostilities, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in staffing and managing foreign operations, longer payment cycles, and difficulty in collecting accounts receivable. Significant adverse changes in currency exchange rates, as happened in the European market in 2000 and in the Asian market in late 1997, could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country. Additionally, international net revenues may fluctuate as a percentage of net revenues in the future as we introduce new products since we expect to initially introduce these products in North America, and also, because of the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner our business could be harmed. We cannot make assurances that we will be able to maintain or increase international market demand for our products. Additionally, to date, a substantial majority of our international sales have been denominated in U.S. currency. However, if our international sales were denominated in local currencies in the future, these transactions would be subject to currency fluctuation.

Cost of Net Revenues

				Increase From Prior Year
	Year End December 31,
$ in thousands
	2002	2001	2000	2002	2001
Cost	$202,712	$166,747	$164,099	22%	2%
% of Net Revenues	44%	44%	44%	0%	0%

        Cost of net revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments and an allocation of overhead expenses. The cost of net revenues as a percentage of total net revenues for fiscal 2002 was 44% which is consistent with fiscal 2001. Overall, margins remained flat as a result of a more favorable product mix generated from increased shipments of higher margin video products and more favorable network access margins due to less write-downs of inventory in 2002 over 2001, offset by higher service revenue at lower margins. As a result of the sale of the network access product line to Verilink Corporation, we will have no future cost of sales associated with this product line. In fiscal 2002, our Network Systems segment, as a percentage of net revenues, contributed more to our profitability than our Communications segment due principally to higher gross margins on the network systems products. The Network Access segment had negative gross margins. See Note 18 to Notes to Consolidated Financial Statements.

        When comparing the cost of net revenues as a percentage of net revenues in 2001 to 2000, the percentage was again the same at 44%. Overall, a more favorable product mix generated from increased shipments of higher margin network systems products was offset by a write-down of network access inventory to net realizable value.

        Forecasting future gross margin percentages is difficult, and there are a number of risks associated with maintaining our current gross margin levels. For example, uncertainties surrounding revenue levels and related production level variances, competition, changes in technology, changes in product mix, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs and timing of sales over the next few quarters can cause our cost of net revenues percentage to fluctuate significantly. Additionally, our iPower products, VoIP products and other desktop products have a significantly higher cost of net revenue percentage than our network systems, ViewStation and SoundStation products. Accordingly, any significant revenue growth in our iPower, VoIP and other desktop products will have a negative effect on our cost of net revenues percentages. Also, we may reduce prices on our products in the future for competitive reasons, as a result of a difficult economy or to stimulate demand which could increase our cost of net revenues percentage, and there is the risk that any of these potential price reductions would not offset competitive pressures or stimulate demand. In addition, cost variances associated with the manufacturing ramp of new products, or the write-off of initial inventory purchases due to product launch delays or the lack of market acceptance of our new products such as our iPower 9000 series, VoicePlus bridging solution, VoIP telephony products, VTX 1000, ViewStation EC, Viewstation EX, MGC 25 or any other new product under development could occur, which would increase our cost of net revenues percentage in any quarter. In addition to the uncertainties listed above, cost of net revenues as a percentage of net revenues may increase due to a change in our mix of distribution channels and the mix of international versus North American revenues, or revenues from Canada and the United States.

Sales and Marketing Expenses

				Increase From Prior Year
	Year End December 31,
$ in thousands
	2002	2001	2000	2002	2001
Expenses	$98,998	$74,653	$70,745	33%	6%
% of Net Revenues	21%	19%	19%	2%	0%

        Sales and marketing expenses consist primarily of salaries and commissions for our sales force, advertising and promotional expenses, product marketing, and an allocation of overhead expenses, including facilities and IT costs. The 33% increase in absolute dollars in 2002 over 2001 was due primarily to the increase in headcount in our sales force and increased product sales driven largely by the PictureTel acquisition in the fourth quarter of 2001 and to a lesser extent our focus on the public sector market. As a result, we had increases in salaries, commissions and headcount-related expenses, such as travel. Also contributing to the absolute dollar increase was our overall efforts to expand our marketing efforts, including the addition of a Chief Marketing Officer and related staffing, increased spending on promotional materials, trade shows, and outside consultants. This increase was partially offset by cost containment measures and expense controls implemented in the second half of 2002 due to the continued economic downturn and uncertainty in technology spending. The 6% increase in absolute dollars in 2001 over 2000 was due primarily to increased marketing efforts related to our network systems products and to an increase in our investment in our worldwide sales effort. The sale of the network access product line will not have a significant impact on our sales and marketing expense.

        We expect to continue to increase our sales and marketing expenses in absolute dollar amounts as we expand North American and international markets, market new products and expand the public sector market. Further, our acquisitions of PictureTel, Accord, Circa, MeetU and ASPI expanded our product portfolio into new products and markets which require significant additional marketing expenditures to communicate the value of the new product offerings as well as significant additional sales expenditures to develop our sales organization to market these products. Due to the innovative nature of our products, such as ViaVideo, ViewStation, iPower, MGC, GW, WebOffice, PathNavigator, Vortex and VoIP products, we believe we will incur additional expenses for sales and marketing, especially advertising, to expand the overall market for, to drive penetration of, and increase the adoption rate of this technology and our products, and to educate potential end-users as to the desirability of these products over competing products.

Research and Development Expenses

				Increase From Prior Year
	Year End December 31,
$ in thousands
	2002	2001	2000	2002	2001
Expenses	$76,812	$59,416	$43,570	29%	36%
% of Net Revenues	17%	15%	12%	2%	3%

        Research and development expenses consist primarily of compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Increases in research and development expenses occurred for all product lines in both 2002 and 2001 except network access products, which declined by 39% in 2002 over 2001 and declined slightly in 2001 compared with 2000. The 2% and 3% increase in research and development expense as a percentage of net revenues in 2002 and 2001, respectively, reflects our continued investments in our existing products as well as new investments in our iPower products, which were acquired through the PictureTel acquisition, investments in integrating all of our existing and acquired products and developing new products which were launched in the first quarter of 2003. This increase was partially offset by cost containment measures and expense controls implemented in the second half of 2002 due to the continued economic downturn and uncertainty in technology spending. In 2002, individually, video product development expenditures accounted for 93% of the total increase due to the addition of the PictureTel research and development team for the full year versus just part of the fourth quarter in 2001, voice product development expenditures accounted for 15% of the total increase, network systems product development expenditures accounted for 9% of the total increase, corporate product development expenses accounted for 1% of the change and the decrease in network access product development expenses accounted for 18% of the change. In 2001, individually, the increase in network systems product development expenditures accounted for 43% of the total increase, video product development expenditures accounted for 52% of the total increase, voice product development expenditures accounted for 6% of the total increase and the decrease in network access product development accounted for 1% of the change. We are currently devoting a significant portion of our research and development expenses toward the product lines gained through the PictureTel, Accord, Circa, ASPI and MeetU acquisitions. In addition, we are investing research and development resources to enhance and upgrade our Polycom Office suite of products which provides a complete end-to-end communications solution. Such products include our ViewStation, iPower, GMS, MGC, WebOffice, PathNavigator, SoundStation, VoiceStation and Vortex which provide multipoint video and voice connectivity and gateway capability through disparate networks. In all years presented, all research and development costs have been expensed as incurred.

        We believe that technological leadership is critical to our success and we are committed to continuing a high level of research and development to develop new technologies and combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. Consequently, we intend to increase research and development expenses in absolute dollars in the future. As a result of the sale of the network access product line, we will have no future research and development expense associated with this product line.

General and Administrative Expenses

				Increase From Prior Year
	Year End December 31,
$ in thousands
	2002	2001	2000	2002	2001
Expenses	$29,947	$21,564	$20,702	39%	4%
% of Net Revenues	6%	6%	5%	0%	1%

        General and administrative expenses consist primarily of compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, and bad debt expense. The increase in absolute dollars spending in general and administrative in 2002 over 2001 was primarily the result of higher costs associated with increased infrastructure costs, outside services, including increased costs associated with regulatory requirements, and an increase in bad debt expense. This increase was partially offset by cost containment measures and expense controls implemented in the second half of 2002 due to the continued economic downturn and uncertainty in technology spending. Individually, the increase in infrastructure costs accounted for 24% of the total increase, outside services accounted for 38% of the total increase, bad debt expense accounted for 27% of the total increase, with the remaining increase related to numerous smaller items. The increase in general and administrative expenses in the year ended December 31, 2001 over the same period of 2000 was due to higher costs associated with increased staffing and other infrastructure costs offset slightly by lower expenditures associated with the implementation of our enterprise resource planning system implemented in 2000 and expense controls initiated in 2001.

        We believe that our general and administrative expenses will likely continue to increase in absolute dollar amounts in the future primarily as a result of expansion of our administrative staff and costs related to supporting a larger company, increased costs associated with regulatory requirements and our continued investments in international regions. These additional expenses principally relate to expansion of our information system and infrastructure charges related to the significant investments being made in international regions. Additionally, predicting the timing of bad debt expense associated with uncollectible receivables is difficult, particularly during the current economic environment, and material charges due to uncollectability of our receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter they are recorded. The sale of the network access product line will not have any impact on our general and administrative expense.

Acquisition-related Costs

        We recorded a charge to operations of $3.7 million in 2002, $24.1 million in 2001, and $4.8 million in 2000 for acquisition-related costs. For 2002, the acquisition-related charges related primarily to the acquisition of PictureTel and consisted primarily of professional services costs to complete the integration of the companies. In 2001, these costs were associated with the acquisitions of Accord, Circa, PictureTel and ASPI. The 2001 costs were made up of $3.7 million of restructuring charges related to facility closings and severance costs, $6.7 million of asset impairment charges and $13.7 million of other acquisition costs including outside financial advisory, legal, accounting and consulting services. In 2000, these costs were related to the acquisition of Accord completed in February 2001. These charges include the cost of actions designed to improve our combined competitiveness, productivity, and future profitability, and primarily relate to the elimination of redundant and excess facilities and workforce in our combined businesses and the elimination of redundant assets. If we acquire another business in the future, we may incur material acquisition expenses related to such transactions. See Note 5 of Notes to Consolidated Financial Statements.

Purchased In-process Research and Development

        In the years ended December 31, 2002 and 2001, we incurred charges totaling $0.9 million and $52.6 million, respectively, for in-process research and development. This research and development was acquired in 2002 as part of the acquisition of MeetU.com, Inc. and in 2001 as part of the acquisitions of PictureTel, Circa and ASPI, and comprised $49.3 million, $2.4 million and $0.9 million for each of these respective acquisitions. See Note 3 of Notes to Consolidated Financial Statements. The amounts allocated to purchased in-process research and development were determined by management, after considering among other factors, the results of an independent appraisal based on established valuation techniques in the high-technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for these in-process research and development projects. The cost approach, which uses the concept that replacement cost is an indicator of fair value, was the primary technique utilized in valuing the in-process research and development acquired in the MeetU transaction. The cost approach is based on the premise that a prudent investor would pay no more for an asset than the cost to replace that asset with a new one. Replacement cost was based on total costs, net of the unrealized income tax deduction benefit, spent developing the in-process technology from MeetU's inception through the date the valuation was performed. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and in-process research and development in 2001. The estimated net cash flows from the products are based upon estimates of revenue, cost of revenue, research and development costs, sales and marketing costs and income taxes from such projects and were discounted at rates ranging from 30 to 40 percent in relation to the stage of completion and the technical risks associated with achieving technological feasibility. Our efforts to develop the purchased in-process research and development into commercially viable products principally relate to the completion of all planning, designing, prototyping and testing activities that are necessary to establish that the products can be produced to meet its design specifications including function, features and technical performance requirements. It is reasonably possible that the development of this technology could fail because of either prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside of our control such as a change in the market for the resulting developed products. In addition, at such time that the project is completed it is reasonably possible that the completed products do not receive market acceptance or that we are unable to produce and market the product effectively.

        The following are the values assigned to each acquired PictureTel in-process research and development project at the time of acquisition and the estimated completion percentages, expected technology lives and estimated time and costs to complete as of December 31, 2002 (in thousands):

In process research and development project	Value assigned to in process project	Percentage complete	Expected life of technology	Estimated time to complete	Estimated cost to complete
Project A	$5,161	100%	4 years	Complete	$—
Project B	12,250	100%	5 years	Complete	—
Project C	24,750	60%	5 years	12-15 months	4,000
Other projects	7,131	74%	3-5 years	9-12 months	2,500

Total	$49,292				$6,500

        During 2002, the Company completed and shipped product associated with Projects A, B and two of the Other projects. The costs to complete these projects were in line with our expectations. The Company terminated one of the Other projects and is continuing to develop Project C and some smaller Other projects. The remaining projects are for next generation products to enhance PC based voice and video conferencing features.

Amortization of Purchased Intangibles

        In year ended December 31, 2002, we recorded $17.1 million in amortization of purchased intangibles acquired in the PictureTel, Circa, ASPI and MeetU acquisitions and in the year ended December 31, 2001, we recorded $3.9 million in amortization of purchased intangibles acquired in the PictureTel, Circa and ASPI acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives of three years. Under Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," (SFAS 142), purchased intangibles no longer meeting the criteria to be recorded separately from goodwill must be reclassified to goodwill, and purchased intangibles deemed to have indefinite lives must no longer be amortized. In the first quarter of 2002, we reclassified approximately $0.5 million of unamortized acquired workforce recorded as part of the purchase price allocation of the Circa acquisition as it did not meet the criteria to be recorded separately from goodwill. This resulted in a permanent reduction in amortization expense of $58,300 per quarter through the first quarter of 2004. Also under SFAS 142, intangible assets with indefinite lives are no longer amortized. As a result, we determined that a previously recorded trade name intangible has an indefinite life. Consequently, the trade name intangible is no longer amortized, resulting in a permanent reduction in amortization expense of $25,000 per quarter through April 2011. In June 2002, we completed the transitional purchased intangible impairment test outlined under SFAS 142 which required the assessment of purchased intangibles for impairment as of January 1, 2002 and in October 2002, we completed our annual impairment test. Both of these tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit's carrying value as of that date. Based on the results of these impairment tests, we determined that our purchased intangible assets were not impaired as of January 1, 2002 or during 2002.

Amortization of Goodwill

        In the year ended December 31, 2001, we recorded $2.1 million of amortization of goodwill related to the Circa acquisition. Beginning January 1, 2002, under SFAS 142 we no longer amortize goodwill related to the Circa acquisition. This resulted in a permanent decrease in goodwill amortization expense of approximately $0.7 million per quarter through the first quarter of 2004. Under the transition rules of SFAS 142, business combinations completed after July 1, 2001, but prior to January 1, 2002, were accounted for in accordance with SFAS 142, and consequently, goodwill balances from the PictureTel and ASPI acquisitions have never been amortized. In June 2002, we completed the transitional goodwill impairment test outlined under SFAS 142 which required the assessment of goodwill for impairment as of January 1, 2002 and in October 2002, we completed our annual impairment test. Both of these tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit's carrying value as of that date. Based on the results of these impairment tests, we determined that our goodwill assets were not impaired as of January 1, 2002 or during 2002. We plan to conduct our annual impairment tests in the fourth quarter of every year, unless impairment indicators exist sooner. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill impairment tests.

Restructure costs

        In the third and fourth quarters of 2002, we approved restructuring actions in response to the continued global economic downturn and to improve our overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. We recorded a restructuring charge of $1.7 million in 2002 as a result of these actions. This charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately six percent of our employees worldwide. As of December 31, 2002, we had paid approximately $1.2 million of the $1.7 million charge. A liability has been recorded in "Other accrued liabilities" in the consolidated balance sheet for the remaining amount which is to be paid through fiscal 2003. We expect that, due to these restructuring actions, operating expenses will grow at a much smaller rate than what otherwise would have been, as the headcount affected by the restructuring will be added back over time as our operations expand in connection with the growth of our business. If the current economic downturn and uncertainty in technology spending continues, we may take additional restructuring actions to reduce our operating expenses, while simultaneously implementing additional cost containment measures and expense control programs. Such restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees or a decrease in employee morale, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve the anticipated cost reductions our business could be harmed.

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

Litigation Reserve Release

        On September 3, 1997, VTEL Corporation, or VTEL, filed a lawsuit in the State District Court in Travis County, Texas against ViaVideo Communications, Inc. and its founders, who were formerly employed by VTEL. On May 27, 1998, following our acquisition of ViaVideo, VTEL amended its suit to add Polycom as a defendant. In the lawsuit, VTEL alleged breach of contract, breach of confidential relationship, disclosure of proprietary information and related allegations. ViaVideo, its founders and Polycom answered the suit, denying in their entirety VTEL's allegations. On March 3, 2000, VTEL voluntarily dismissed the allegations against Polycom and ViaVideo with prejudice for no consideration. As a one-time item in the first quarter of 2000, the excess accrual associated with the expenses we estimated we would incur in connection with this lawsuit totaling $1.8 million was released since no further material expenses were to be incurred. See Note 12 of Notes to Consolidated Financial Statements.

Interest Income, Net

        Interest income, net consists of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts and imputed interest expense related to the present value of costs associated with closing facilities as part of the PictureTel acquisition and related integration plan. Imputed interest expense for 2002 and 2001 was $1.8 million and $40,000, respectively. Interest income, net of interest expense, was $9.5 million, $12.8 million and $8.4 million in 2002, 2001 and 2000, respectively. Interest income decreased in 2002 over the comparable period in the prior year due primarily to the imputed interest expense related to facility closings and interest rate reductions resulting from the monetary policy actions taken by the United States Federal Reserve Board to stimulate economic growth in the United States during 2001 and 2002. Partially offsetting these negative effects was an increase in our average cash and investment balances, which was due primarily to our common stock offering which raised $237.5 million in the first quarter of 2002. The average interest rate return on our cash and cash equivalents was 1.86% and on our investments was 3.01% in 2002 compared to 3.07% and 4.80%, respectively, for 2001. The increases in interest income, net, in 2001 and 2000 are due primarily to changes in average cash and investment balances throughout the year, the most significant of which relates to our common stock offering in 2000 and Accord's initial public offering which together raised $203.2 million in the third quarter of 2000. Interest income, net could fluctuate in 2003 due to movement in our cash balances and changes in interest rates in 2003 related to monetary policy actions taken by the United States Federal Reserve Board to stimulate economic growth in the United States.

Loss on Strategic Investments

        For strategic reasons we have made various investments in public and private companies in 2002, 2001 and 2000. The private company investments are carried at cost less any impairment write-downs and are recorded in "Other assets" in our consolidated balance sheets. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. These private company investments had no carrying value as of December 31, 2002 and a carrying value of $4.3 million as of December 31, 2001. These investments have been permanently written down a total of $12.0 million from original cost, including $3.0 million, $3.1 million and $5.9 million in 2002, 2001 and 2000, respectively, which is reflected in "Loss on strategic investments" in the consolidated statements of operations.

        Our strategic public company investments are recorded at fair value in "Short-term investments" and "Long-term investments" in our consolidated balance sheets and are marked to market each period through unrealized gains and losses recorded as a component of stockholders' equity, except our warrants to purchase publicly traded equity securities which are marked to market through the statement of operations. If these investments are sold at a loss or have permanently declined in value, a charge to operations is recorded. Realized gains and losses on these strategic investments are reflected in "Loss on strategic investments" in the consolidated statements of operations. During 2002 and 2001, the Company recorded a loss totaling $4.4 million and $0.1 million, respectively, related to the sale of its strategic investments in equity securities of publicly traded companies, impairment of equity securities of publicly traded companies and the write-down of its warrants to purchase publicly traded equity securities.

Provision for Income Taxes

        The provision for income taxes was $10.2 million, $14.7 million, and $24.2 million in 2002, 2001 and 2000, respectively. The decrease in the provision for income taxes in 2002 over 2001 was attributable to a decrease in nondeductible acquisition-related costs and an increase in foreign earnings subject to relatively lower tax rates. The decrease in the provision for income taxes in 2001 over 2000 was attributable to a decrease in U.S. tax and an increase in foreign tax due to an increase in foreign income.

        As of December 31, 2002, we had approximately $61.0 million in net operating loss carryforwards, $13.1 million in tax credit carryovers and $3.8 million in capital loss carryforwards as well as other deferred tax assets arising from temporary differences. See Note 17 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

        As of December 31, 2002, our principal sources of liquidity included cash and cash equivalents of $155.2 million, short-term investments of $38.7 million and long-term investments of $319.1 million. Short-term and long-term investments consisted primarily of U.S. government securities, state and local government securities and corporate debt and equity securities of which $0.4 million was invested in equity securities of publicly traded companies. See Note 7 of Notes to Consolidated Financial Statements. In addition, we have a $25.0 million line of credit with a bank which was unused at December 31, 2002.

        We generated cash from operating activities totaling $81.5 million in 2002, $76.7 million in 2001 and $38.1 million in 2000. The increase in cash provided from operating activities in 2002 over 2001 was due primarily to larger decreases in trade receivables over the prior period, larger increases in taxes payable and a smaller increase in prepaids and other current assets offset partially by smaller reductions in inventories, increases in deferred taxes and larger decreases in accounts payable and other accrued liabilities over the comparable period. When comparing the increase in cash from operating activities in 2001 over 2000, improvements were a result of a net reduction in trade receivables, inventories and deferred taxes in 2001 compared to increases for these items in 2000 and a smaller increase in prepaid and other current assets compared to 2000, offset by a net reduction in total liabilities such as accounts payable, taxes payable and other liabilities and lower net income before non-cash items.

        The total net change in cash and cash equivalents for the year ended 2002 was an increase of $28.4 million. The primary uses of cash during this period were $268.6 million of net purchases of investments, $12.9 million for purchases of property and equipment and $15.9 million for repurchases of our common stock. The primary sources of cash were $81.5 million from operating activities, $237.5 million of proceeds from our offering, net of issuance costs and $6.7 million associated with the exercise of stock options and purchases under the employee stock purchase plan. The positive cash from operating activities was primarily the result of net income before considering non-cash expenses, such as depreciation, amortization, the provision for doubtful accounts, loss on strategic investments, the write-off of purchased in-process research and development and the tax benefits from the exercise of employee stock options, lower trade receivables and inventories, offset by a net decrease in total liabilities, including accounts payable, taxes payable and other liabilities, and an increase in prepaid expenses and other current assets and deferred taxes. The positive cash impact due to net trade receivables and inventory reductions may not occur in 2003 as it did in 2002.

        In February 2002, we completed a public offering in which we sold 8,050,000 shares of our common stock, including an over-allotment option of 1,050,000 shares exercised by the underwriters, at a price of $31.20 per share. Our net proceeds from this offering were approximately $237.5 million after taking into account underwriting discounts and commissions and our expenses. We intend to use the net proceeds from this sale primarily for general corporate purposes, including working capital and capital expenditures, as well as for acquisitions of complementary businesses or technologies.

        In June 2002, the Board of Directors approved a plan to repurchase up to 3.5 million shares of our common stock and as of December 31, 2002, we had repurchased approximately 1,483,000 shares for cash of $15.9 million. In the fourth quarter of 2002, the Company retired and reclassified these shares of common stock as authorized and unissued. In 2003, we plan to continue to repurchase shares in the open market or in privately negotiated transactions.

        At December 31, 2002, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $21.1 million primarily related to inventory purchases. We also have material commitments that consist of obligations under our operating leases. In the event that we decided to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur. These commitments and obligations are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these requested goods or services. In addition, our bank has issued letters of credit to secure the leases on some of our offices. These letters of credit total approximately $0.8 million and are secured by our credit facilities or cash deposits with our banks.

        As of December 31, 2002, the following future minimum lease payments, net of sublease income are due under our current lease obligations. For example, the Company has an approximately 152,000 square foot building which is fully subleased to a third party for which the sublease runs concurrent with the Company's lease obligation. As a result the Company is not currently showing a lease obligation related to this facility. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. This table excludes leases subject to cancellation within twelve months of December 31, 2002 (in thousands):

	Minimum Lease Payments	Projected Annual Operating Costs
Year ending December 31,
2003	$13,392	$4,272
2004	13,343	4,644
2005	11,750	4,011
2006	11,578	4,032
2007	8,636	3,249
Thereafter	35,416	13,575

Minimum future lease payments	$94,115	$33,783

        We believe that our available cash, cash equivalents, investments, and bank line of credit will be sufficient to meet our operating expenses and capital requirements for the foreseeable future. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions or competitive reasons and may seek to raise such additional funds through public or private equity financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

Critical Accounting Policies

        Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our process used to develop estimates, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Channel Partner Programs and Incentives

        We record estimated reductions to revenues for channel partner programs and incentive offerings including special pricing agreements, trade-in credits, promotions and other volume-based incentives. If market conditions were to decline further, we may take actions to increase channel partner incentive offerings possibly resulting in an incremental reduction of revenues at the time the incentive is offered.

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

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or channel partners were to deteriorate, particularly in the current economic environment, resulting in an impairment of their ability to make payments, additional allowances may be required as was the case with Global Crossing and WorldCom in 2002.

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

Deferred and Refundable Taxes

        We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statements of operations. At December 31, 2002, we had no valuation allowance established against our deferred tax assets.

Fair Value of Assets Acquired and Liabilities Assumed in Purchase Combinations

        The purchase combinations completed require us to identify and estimate the fair value of the assets acquired, including intangible assets other than goodwill, and liabilities assumed in the combinations. These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. For example, in the PictureTel acquisition, we identified vacated or redundant facilities that we intended to sublease or negotiate a lease termination settlement. For all material acquisitions the allocation period, as defined in Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises", has been completed. Therefore, if actual costs exceed our estimates these charges would be recognized in our consolidated statements of operations. If actual costs are less than our estimates, these charges would continue to be recognized as an adjustment to goodwill.

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

        If we determine that the carrying value of goodwill and other identified intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would typically measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," we accounted for the PictureTel, ASPI and MeetU acquisitions, all of which were completed after July 1, 2001, under the new guidance, and on January 1, 2002, we ceased to amortize goodwill arising from the Circa acquisition which was completed prior to July 1, 2001. We were required to perform a transitional impairment review of our goodwill prior to June 30, 2002 and an impairment review at least annually thereafter.

        In June 2002, we completed our transitional goodwill and purchased intangibles impairment tests outlined under SFAS 142 which required the assessment of goodwill and purchased intangibles for impairment as of January 1, 2002 and in October 2002, we completed our annual impairment tests. These tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit's carrying value as of that date. Based on the results of these impairment tests, we determined that our goodwill assets and purchased intangible assets were not impaired as of January 1, 2002 or during 2002. We plan to conduct our annual impairment tests in the fourth quarter of every year, unless impairment indicators exist sooner. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill impairment tests.

Non-marketable Securities

        We periodically make strategic investments, or have acquired these investments through business acquisitions, in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to management that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company's future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. These investments had no carrying value as of December 31, 2002, and have been permanently written down a total of $12.0 million from original cost in 2002, 2002 and 2000.

Recent Accounting Pronouncements

        In October 2001, the FASB issued SFAS No. 144, (SFAS 144)"Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. We adopted SFAS 144 effective January 1,

2003 and do not expect the adoption to have a material effect on our results of consolidated operations, financial condition or cash flows.

        In April 2002, the FASB issued SFAS No. 145, (SFAS 145) "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS 145 rescinds SFAS No. 4, (SFAS 4) "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. We adopted SFAS 145 effective January 1, 2003 and do not expect the adoption to have a material effect on our results of consolidated operations, financial condition or cash flows.

        In June 2002, the FASB issued SFAS No. 146, (SFAS 146) "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS 144 or with exit or restructuring activities previously covered by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material effect on our results of consolidated operations, financial condition or cash flows.

        In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements for fiscal year 2002. As is customary in our industry, as provided for in local law in the U.S. and other jurisdictions, our standard contracts provide remedies to our customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of our products and services. In addition, from time to time we also provide protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare. We believe that the adoption of this standard will have no material impact on our results of consolidated operations, financial condition or cash flows.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our results of consolidated operations, financial condition or cash flows.

        In December 2002, the FASB issued SFAS No. 148, (SFAS 148) "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The annual disclosure requirements of SFAS 148 are included in these notes while the transition disclosure requirements are effective for our fiscal 2003. We do not expect SFAS 148 to have a material effect on our results of consolidated operations, financial condition or cash flows.

        In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect FIN 46 to have a material effect on our results of consolidated operations, financial condition or cash flows.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

        Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any or all of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Our quarterly operating results may fluctuate significantly and are not a good indicator of future performance.

        Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control. These factors include:

  •
  difficult general economic conditions, as has been the case with the current economic downturn and uncertainty in technology industries, and specific economic conditions prevailing in the communications industry and other technology industries;

  •
  the near and long-term impact of terrorist attacks and incidents and any military response or uncertainty regarding any military response to those attacks, or the outbreak of war or other hostilities;

  •
  changes to our channel partner contracts and channel partner strategy, including a change in the number and mix of channel partners, which will result in a smaller number of channel partners and likely reduce channel partner orders;

  •
  market acceptance of new product introductions, including those products launched in the first quarter of 2003, and product enhancements by us or our competitors;

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

  •
  the impact of the unstable political situation in Israel and recent military action by the Israeli government and other hostilities in the Middle East and their impact on our Israeli operations;

  •
  the mix of products we sell;

  •
  fluctuations in the level of international sales and our exposure to international currency fluctuations;

  •
  the cost and availability of components;

  •
  manufacturing costs;

  •
  the level and cost of warranty claims;

  •
  the impact of disruptions at the sites of our primary manufacturing partners in Thailand and Israel for any reason;

  •
  the impact of seasonality on our various product lines and geographic regions;

  •
  the level of royalties we must pay to third parties; and

  •
  adverse outcomes to intellectual property claims.

        We experienced sequential quarterly revenue growth from 1998 through 2000. Since that time we have experienced fluctuations in our quarterly operating results due to these or other factors. These and other factors could further prevent us from attaining or sustaining sequential quarterly growth or meeting our expectations, and investors should not use our past results to predict future operating margins and results. For example, we experienced sequential quarterly revenue decreases in the second, third and fourth quarters of 2002, primarily related to declines in our video communications product revenue. In addition, we incurred a significant net loss in 2001 due to charges related to acquisitions completed in that year.

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

        We typically ship products within a short time after we receive an order and historically have had no material backlog. Therefore, backlog is not a good indicator of future net revenues. As a result, net revenues for any particular quarter are extremely difficult to predict. Additionally, orders from our channel partners are based on the level of demand from end-users. The uncertainty of end-user demand means that any quarter could be significantly negatively impacted by lower end-user orders which could in turn negatively affect orders we receive from our channel partners. Accordingly, our expectations for both short and long-term future net revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. Because we receive a majority of our channel partner orders in the last month of a quarter and often in the last few weeks of the quarter, we are limited in our ability to reduce expenses quickly if for any reason orders and net revenues do not meet our expectations in a particular period. Accordingly, any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

General economic conditions may reduce our revenues and harm our business.

        As our business has grown, we have become increasingly exposed to adverse changes in general economic conditions which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, deferral or delay of purchase commitments for our products and increased competition. These factors adversely impacted our operating results in 2001, where we experienced a sequential revenue decrease in each of the first three quarters. We also experienced a sequential revenue decreases in the second, third and fourth quarters of 2002 due in part to these factors. All of 2003 is subject to similar risks, particularly if the current economic downturn and uncertainty in technology spending continues.

        In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales growth. If such sales growth does not occur in the time frame anticipated by these channel partners for any reason, including the continuation of the current economic downturn and uncertainty in technology spending throughout 2003, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels which would harm our business. For example, our channel partners reduced their inventory levels during 2001 in anticipation of lower end-user demand. Also, in 2002, we began to implement a new direct-touch strategy in concert with a realignment of our channel partner strategy. As part of this new channel partner strategy, the channel inventory model is changing to reduce channel inventories to a more optimal level or to a drop shipment method to certain channel partners' end user customers. During the third quarter and fourth quarter of 2002 we believe our channel partners' video and voice inventory decreased over the second and third quarter of 2002, respectively. This decrease was due in part to this shift in channel partner strategy resulting in us shipping fewer video and voice units to channel partners in the third and fourth quarter of 2002. The decreased channel inventory levels had less impact on sales of iPower units, which are not typically carried in inventory by our channel partners. Our channel partners are likely to further reduce their inventory levels in 2003 based on a continuation of this distribution strategy to move to reduce channel inventory levels. In addition, any softness in end-user demand, which is likely in the current economic environment, could cause our channel partners to reduce their inventory levels even further.

We face risks related to our dependence on channel partners to sell our products.

  We are subject to risks associated with our channel partners' product inventories and product sell-through.

        We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to dealers and end-users. We often provide special cost or early payment incentives for channel partners to purchase the minimum or more than the minimum quantities contemplated under their agreements with us. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as the current economic downturn and uncertainty in technology industries, the volume of our sales to these channel partners and our net revenues would be negatively affected. For example, the economic downturn negatively affected our business and operating results in 2001 and in 2002. If these conditions continue in the future, our business and operating results will continue to be negatively affected. Moreover, if we choose to eliminate or reduce stocking incentive programs, quarterly revenues may fail to meet our expectations or be lower than historical levels. Further, we believe that our plans to reduce our channel inventories to a more optimal level may limit revenue growth and may cause a decrease in revenue in the near term. In addition, we plan to continue to implement changes to our channel partner strategy which will continue to result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with more direct interaction between us and our direct end-user customers.

These changes may continue to cause disruptions in our channels and negatively impact revenue growth in the near term.

        Our revenue estimates are based largely on end-user sales reports that our channel partners provide to us on a monthly basis. To date, we believe this data has been accurate. To the extent that this sales-out and channel inventory data is inaccurate, we may not be able to make revenue estimates for future periods.

  We are subject to risks associated with the success of the businesses of our channel partners.

        Many of our channel partners that carry multiple Polycom products, and from whom we derive significant revenues, are undercapitalized. The failure of these businesses to establish and sustain profitability or obtain financing could have a significant negative effect on our future revenue levels and profitability and our ability to collect our receivables. Further, the current economic downturn and uncertainty in technology spending in the United States and other regions could cause more of our channel partners' businesses to suffer or fail, which would harm our business.

        Our business would also be harmed if our large channel partners were affected by the current economic downturn and uncertainty in technology spending. For example, we have experienced a decline in revenues from WorldCom and Global Crossing due to their financial troubles. This drop in the amount of orders we have received from these two channel partners has negatively affected our revenues and profitability.

        To avoid confusion among our channel partners regarding our product offerings, we need to devote significant resources to educating and training them.

        When we take any significant actions regarding our product offerings, it is important to educate and train our channel partners to avoid any confusion. For example, when we began shipping the ViewStation FX product, the timing of this delivery date likely created confusion in our channel partner customer base and the end-user customer market as these groups waited to see if this new ViewStation product was more desirable than the existing products. Therefore, the timing of this new product release likely had a negative effect on our sales-in to channel partners and sales-out to end-users. We cannot assure you that a similar situation will not happen again. In the first quarter of 2003 we launched new products. This new product launch could cause confusion amongst our channel partners as we educate and train them on, and as they take time to evaluate, these new product offerings.

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

        We have various OEM agreements with major telecommunications equipment manufacturers, such as Avaya, Cisco Systems and Nortel Networks, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create conflicts with our other channel partners who directly compete with our OEM partners which could adversely affect revenues from these other channel partners. Because many of our channel partners also sell equipment that competes with our products, these channel partners could devote more attention to these other products which could harm our business. For example, a significant amount of our network systems revenues in 2001 were generated from sales to Tandberg, Sony and VCON, which compete with us in the video communications product market. We believe that because of this conflict, they significantly reduced their orders of our network systems products in 2002, which has impacted our sales of this product line. Further, other channel conflicts could arise which cause channel partners to devote resources to other non-Polycom communications equipment which would negatively affect our business or results of operations.

        Some of our current and future products are directly competitive with the products of our channel and strategic partners. For example, we have an agreement with Cisco Systems under which we ship SoundStation IP phones for resale by Cisco Systems. During the first quarter of 2002, we introduced a VoIP end-point under the Polycom brand that incorporates technology we license from Cisco Systems. This product competes directly with the VoIP products sold by Cisco Systems. As a consequence of conflicts such as these, competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies. Any such strain could limit the potential contribution of our strategic relationships to our business, restrict our ability to form strategic relationships with these companies in the future and create additional competitive pressures on us, any of which could harm our business.

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

        We completed the acquisition of PictureTel in October 2001. The PictureTel acquisition is the largest acquisition we have completed, and the complex process of integrating PictureTel has required significant resources. We continue to face ongoing business challenges that include principally the geographic dispersion of our operations and generating market demand for an expanded product line that includes PC-based systems and collaboration-intensive applications.

        In addition, we have incurred significant costs and committed significant management time integrating PictureTel's operations, technology, development programs, products, information systems, customers and personnel. Although the integration of PictureTel is complete, we will continue to incur cash outflows and additional costs in completing the integration process, such as:

  •
  identifying duplicative or redundant resources and facilities, developing plans for resource consolidation and implementing those plans;

  •
  fees and expenses of professionals and consultants involved in dissolving legal entities no longer being used;

  •
  settling existing PictureTel liabilities;

  •
  costs associated with vacating, subleasing and closing facilities and terminating leases;

  •
  employee severance costs; and

  •
  upgrading our customer service information systems to accommodate PictureTel's larger customer service function.

        Further, we have a significant liability of approximately $36.5 million at December 31, 2002 related to vacant and redundant facilities in connection with our acquisition of PictureTel which is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. For example, the Company has an approximately 152,000 square foot building which is fully subleased to a third party for which the sublease runs concurrent with the Company's lease obligation. If this tenant is unable to fulfill, for any reason, their contractual obligations under the sublease, we would incur additional charges to operations which would harm our business. In addition, until our vacated and redundant facilities are subleased or the lease obligations for these facilities are terminated, we will continue to pay the contractual lease and facility operating expense obligations without any sublease income to offset these costs. Further, in the event that we agree to sublease a facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow up to and potentially exceeding our recorded liability at the time of such transaction, which would harm our operating cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

  Difficulties in integrating past or future acquisitions could adversely affect our business.

        We have spent and will continue to spend significant resources identifying and acquiring businesses. The efficient and effective integration of our acquired businesses into our organization is critical to our growth. In addition to PictureTel, we acquired the following businesses in our prior fiscal year: Accord Networks Ltd., or Accord, in February 2001, Circa Communications, Ltd., or Circa, in April 2001 and Atlanta Signal Processors, Incorporated, or ASPI, in November 2001. Further, we acquired MeetU.com, Inc., or MeetU, in June 2002. These and any future acquisitions involve numerous risks including difficulties in integrating the operations, technologies and products of the acquired companies, the diversion of our management's attention from other business concerns and the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of these and any future acquisitions or to successfully integrate the operations of the companies we acquire could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additional costs associated with past acquisitions or any future acquisitions we may make.

Difficulties we may encounter managing a substantially larger business could adversely affect our operating results.

        We experienced significant growth in our business and operations due to internal expansion and business acquisitions during the last five years, and if we do not appropriately manage this growth and any future growth, our operating results will be negatively affected.

        Our business has grown in recent years through both internal expansion and business acquisitions, and continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. For example, our annual revenues increased from $52 million in 1997 to $466 million in 2002, and during the past eight fiscal quarters, we acquired Accord, Circa, PictureTel, ASPI and MeetU. Further, our headcount increased from 175 employees at December 31, 1997 to 526 employees at December 31, 1999 and to 1,271 employees at December 31, 2002. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. In addition, our revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount. In addition, because of our acquisition of PictureTel, our video communications product development group is now located in multiple locations, and we have limited experience coordinating a large, geographically separated product development group.

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

        Some of our officers and key personnel have worked together for only a short period of time. For example, our Senior Vice President, Worldwide Sales and our Senior Vice President and General Manager, Video Communications joined us within the past three months. In addition, some of our executive officers have recently assumed significant new responsibilities, and they may require some time to transition into these new roles.

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

        We face significant competition in the communications industry which is subject to rapid technological change. In video communications, our major competitors include Tandberg and a number of other companies including Aethra, ClearOne, Huawei, NEC, Panasonic, Philips, Sony, VCON and VTEL, as well as various smaller or new industry entrants. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video communications products. We believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as 3Com, Cisco Systems, Hewlett-Packard, Dell, Microsoft, Nortel Networks, RealNetworks and WebEx, that enable web-based or network-based video and collaboration communications. The market for voice communications equipment, including voice conferencing and desktop equipment, is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. In voice communications, our major competitors include Aethra, Cisco Systems, ClearOne Communications, Konftel, Mitel, Soundgear and other companies that have in the past offered lower cost, full-duplex speakerphones. In the VoIP desktop space, there are several low cost manufacturers in Asia and Europe that are emerging. In addition, there are notable PBX and IP Call Manager manufacturers that compete on the standards based IP space including Cisco, Mitel and Siemens. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that are lower cost than our voice communications products. Our network systems business has significant competition from RADVISION, and a number of other companies, including Avaya, Cisco Systems, First Virtual and Tandberg.

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

        The principal research and development and manufacturing facilities of our network systems group and many of that group's suppliers are located in Israel. Additionally, our acquisition of MeetU further concentrates our research and development activities for our network systems product line in Israel. Political, economic and military conditions in Israel and the Middle East region directly affect our network systems group's operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its geographic neighbors. Current and future-armed conflicts or political instability in the region may impair our ability to produce and sell our network systems products and could disrupt research or developmental activities. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. The future of peace efforts between Israel and its geographic neighbors remains uncertain and there has been a marked increase in civil unrest and hostility and military action between Israelis and Palestinians. This hostility could have an adverse impact on our results of operations. Further, a war with Iraq or other countries in the region perceived as a threat by the United States government could result in additional unrest or cause Israel to be attacked which would adversely affect our results of operations and harm our business.

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

  •
  adverse economic impact of terrorist attacks and incidents and any military response to those attacks, or the outbreak of war or other hostilities;

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

        Although, to date, a substantial majority of our international sales has been denominated in U.S. currency, we expect that a growing number of sales could be denominated in non-U.S. currencies as more international customers request billing in their currency. As a result, we expect our business will be significantly more vulnerable to currency fluctuations which could adversely impact our results of operations. While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, we from time to time engage in currency hedging activities solely to mitigate temporary currency fluctuation exposure. However, we have limited experience with these hedging activities, and they may not be successful which could harm our operating results and financial condition. In addition, significant adverse changes in currency exchange rates, as happened in the European market in 2000 and in the Asian market in late 1997, could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country.

We have limited supply sources for some key components of our products, and our operations could be harmed by supply interruptions, component defects or unavailability of these components.

        Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. We also obtain certain plastic housings, metal castings and other components from suppliers located in China and other Asian countries, and any political or economic instability in that region in the future, or future import restrictions, may cause delays or an inability to obtain these supplies. Further, we have suppliers in Israel and a war with Iraq or other Middle Eastern countries perceived as a threat by the United States government may cause delays or an inability to obtain supplies for our network systems products. We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. We have had limited experience purchasing supplies of various components for our products, and some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In addition, companies with limited or uncertain financial resources manufacture some of these components. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components, develop alternative sources as needed, or companies with limited financial resources go out of business, our operating results could be seriously harmed. Moreover, our operating results would be seriously harmed by receipt of a significant number of defective components, an increase in component prices or our inability to obtain lower component prices in response to competitive price reductions. Additionally, our video communications products are designed based on integrated circuits produced by Philips Semiconductor, or Philips, and cameras produced by Sony. If we could no longer obtain integrated circuits or cameras from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we cannot assure you that we would be successful in obtaining these components from alternative sources in a timely or cost-effective manner. Additionally, both Sony and Philips compete with us in the video communications industry which may adversely affect our ability to obtain necessary components. The failure to obtain adequate supplies of vital components could prevent or delay product shipments which could harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products. Any delays in the availability of these key components could harm our business.

Manufacturing disruption or capacity constraints would harm our business.

        We subcontract the manufacture of our voice and video product lines to Celestica, a third-party contract manufacturer. We use Celestica's Thailand facilities, and should there be any disruption in services due to natural disaster or economic or political difficulties in Thailand or Asia or any other reason, such disruption would harm our business and results of operations. Also, Celestica's Thailand facility is currently the sole source manufacturer of these products, and if Celestica experiences an interruption in operations or otherwise suffers from capacity constraints, we would experience a delay in shipping these products which would have an immediate negative impact on our revenues. As a result, we may not be able to meet any demand for our products which could negatively affect revenues in the quarter of the disruption and harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

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

        From 1998 through 2002, our revenue was due in large part to sales of new video communications products. Although we intend to continue to introduce new video and voice products, such as our Visual Concert products, SoundSation VTX 1000, ViewStation EC, ViewStation EX, MGC 25, Vortex EF2241, PathNavigator and WebOffice products, we cannot assure you that new product releases will be timely or that they will be made at all. For example, the ViewStation FX and ViaVideo were delayed from their original release dates which we believe negatively affected our net revenues in 2000. Additionally, any new or existing product introductions may contain defects and may not produce the revenue growth we experienced from 1998 through 2002.

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

  We face risks related to the adoption rate of new technologies.

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

        If the market does not accept our products, including the new products launched in the first quarter of 2003, our profitability could be harmed.

        Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment and network systems which could cause us to reduce the prices for any of these products. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices or introduce new products that carry lower margins in order to expand the market or stimulate demand for our products. While we cannot assure you that these actions would have the desired result, any of these actions could have an adverse impact on our product margins and profitability.

        Our success depends on our ability to assimilate new technologies in our products and to properly train our channel partners in the use of those products.

        The markets for video and voice communications products and network systems products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with compatibility issues, channel partner training, technical and sales support as well as field support are also factors that may affect our success in this market. Further, the shift in communications from circuit-switched to IP-based technologies over time may require us to add new channel partners and gain new core technological competencies. We are attempting to address these needs and the need to develop new products through our internal development efforts, joint developments with other companies and through acquisitions. We may not identify successful new product opportunities and develop and bring products to market in a timely manner. Additionally, we cannot assure you that competing technologies developed by others will not render our products or technologies obsolete or noncompetitive. The failure of our new product development efforts and any inability to service or maintain the necessary third-party interoperability licenses would harm our business and results of operations.

  Product obsolescence, excess inventory and other asset impairment can negatively affect our results of operations.

        We operate in a high technology industry which is subject to rapid and frequent technology and market demand changes. These changes can often render existing technologies obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the recorded value of existing inventory is greater than its fair market value. For example, this situation occurred in 2001, and again in the first six months of 2002, when we recorded material excess and obsolescence charges associated with our inventory of network access products. This situation also occurred during the first quarter of 2000 for the ShowStation IP. Also, our ViewStation product and iPower products offer certain comparable functionality and may compete with each other for customers. In addition, we launched several new products in the first quarter of 2003. If sales of one of these products have a negative effect on sales of the other product, it could significantly increase the inventory levels of the negatively impacted product. The potential for new products to render existing products obsolete, cause inventories of existing products to increase or reduce the demand for existing products exists for every one of our products.

        We purchased several businesses in 2001 and 2002 which included goodwill valued at approximately $300 million and other purchased intangible assets valued at approximately $33 million as of December 31, 2002. This represents a significant portion of our recorded assets. Generally accepted accounting principles related to goodwill and other intangibles changed with the issuance of Statement of Financial Accounting Standards No. 142, or SFAS 142, "Goodwill and Other Intangible Assets" which we adopted effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives, but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values which could result in a full write-off of their book value. If these write-downs do occur, they could harm our business and results of operations.

        In addition, we have made investments in private companies which we classify as "Other assets" in our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies' industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have recorded charges against earnings totaling $12.0 million from fiscal 2000 through 2002 associated with the impairment of these investments, which has been reflected in "Loss on strategic investments" in the statements of operations. These investments have been fully written-off as of December 31, 2002. We may make additional investments in private companies which would be subject to similar impairment risks, and which may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

  Failure to adequately service and support our products could harm our results of operations.

        Our recent growth has been due in large part to an expansion into products with more complex technologies, including our network systems products and our iPower products. This has increased the need for product warranty and service capabilities. If we cannot develop and train our internal support organization or maintain our relationship with our outside technical support, it could harm our business.

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

        We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products. For example, on September 23, 2002, a suit captioned Collaboration Properties, Inc. v. Polycom, Inc. was filed in the United States Court in the Northern District of California. The complaint alleges that our ViewStation, ViaVideo, iPower, WebOffice and Path Navigator products infringe 4 U.S. Patents owned by plaintiff. The complaint seeks unspecified compensatory and exemplary damages for past and present infringement and to permanently enjoin us from infringing on the patents in the future, On November 14, 2002 we filed an answer asserting, among other things, no infringement and that plaintiff's patents are invalid and unenforceable. We believe that we have meritorious defenses and counterclaims, and intend to vigorously defend this action. However, litigation involves significant inherent risks and uncertainties, and if an adverse outcome was to occur it could significantly harm our business.

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

        Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, national catastrophe, such as the terrorist attacks which occurred on September 11, 2001, an attack on Israel and other events beyond our control. We do not have a fully implemented detailed disaster recovery plan. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

Our cash flow could fluctuate due to the potential difficulty of collecting our receivables.

        Over the past few years, we initiated significant investments in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our net revenues, as happened from 1999 through 2002, accounts receivable balances will likely increase as compared to previous years. Additionally, sales in the network systems and video communications industries typically have longer payment periods as compared to the voice communications market. Therefore, if network systems and video products constitute a greater percentage of net revenues, accounts receivable balances will likely increase. These increases would cause our days sales outstanding to increase as compared to prior years and will negatively affect future cash flows. Although we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepaid discounts, these additional incentives have lowered our profitability and, given the continued downturn in the United States economy and uncertainty in technology spending, many companies are opting to not take advantage of our incentives and instead preserve their liquidity. In addition, the continued economic downturn in the United States may restrict the availability of capital which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, which occurred with Global Crossing and WorldCom. Either of these conditions would harm our cash flow and days sales outstanding performance. Although in recent quarters our experience in collecting receivables has been good and we expect this trend to continue, there can be assurance that it will continue.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and bank borrowings. We do not use derivative financial instruments in our investment portfolio which only includes highly liquid, high quality instruments, with the exception of the $0.4 million invested in equity securities of publicly traded companies. We may occasionally use forward contracts as a hedge against currency exchange rate fluctuations which may affect the value of trade receivables billed in currencies other than the United States dollar. As of December 31, 2002, we have no open foreign currency hedging contracts.

        The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected above based on the short maturities of these financial instruments. Short-term and long-term investments consist of U.S., state and municipal government obligations and foreign and domestic public corporate debt and equity securities, of which a total of $0.4 million was strategically invested in certain equity securities of publicly traded companies at December 31, 2002. These investments are subject to market price fluctuations which are primarily influenced by changes in interest rates and credit quality and are marked to market each period by recording an unrealized gain or loss in stockholders' equity, except for our warrants to purchase publicly traded equity securities which are marked to market through the consolidated statement of operations. If we sell our short-term or long-term investments prior to their maturity, we may incur a charge to operations in the period the sale took place. For 2002, we realized $4.4 million in losses related to the sale or write-down of our strategic investments in certain equity securities of publicly traded companies, which is reflected in "Loss on strategic investments" in the consolidated statements of operations.

        The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents and investments in equity securities of publicly traded companies, held at December 31, 2002 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

        The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Increase of X Basis Points			Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer			Current Fair Market Value
	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$208,480	$208,060	$206,693	$205,790	$204,850
State and local governments	2,940	2,920	2,906	2,890	2,880
Corporate debt securities	149,200	148,490	147,783	147,080	146,380

Total	$360,620	$359,470	$357,382	$355,760	$354,110

        The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Increase of X Basis Points			Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer			Current Fair Market Value
	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$207,590	$207,380	$206,693	$206,250	$205,780
State and local governments	2,920	2,910	2,906	2,900	2,890
Corporate debt securities	148,490	148,140	147,783	147,430	147,080

Total	$359,000	$358,430	$357,382	$356,580	$355,750

        A substantial majority of our sales are denominated in U.S. dollars. Only a minor amount of foreign invoices are paid in currencies other than the US dollar and these invoices are funded at the time of payment. However, in connection with the acquisition of PictureTel, we are selling iPower products and related services in some local currencies, primarily Euros, British Pounds, Hong Kong Dollars, Singapore Dollars and Japanese Yen, which have increased our foreign currency exchange rate fluctuation risk. We may also decide to expand the type of products we sell in foreign currencies thereby further increasing our foreign exchange risk. While we do not hedge for speculative purposes, in the event of a significant transaction due in a foreign currency, we may enter into a foreign currency forward exchange contract for hedging purposes.

        In connection with the acquisition of PictureTel completed in October 2001, we assumed PictureTel's existing hedging program to hedge intercompany receivables between PictureTel and its foreign subsidiaries. Two forward contracts were entered during the month of December 2001 for $1.7 million and matured during the first quarter of 2002 and did not have a material effect on our consolidated financial position, results of operations and cash flows. There were no forward contracts outstanding as of December 31, 2002.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding our directors required by this item is included under the caption "Election of Directors" in our Proxy Statement for our 2003 Annual Meeting of Stockholders and is incorporated in this Item 10 by this reference. The information regarding our current executive officers found under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K is also incorporated by reference in this Item 10. The information regarding compliance with Section 16(a) of the Exchange Act is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our 2003 Annual Meeting of Stockholders and is incorporated in this Item 10 by this reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is included under the caption "Management" in the Proxy Statement for our 2003 Annual Meeting of Stockholders and is incorporated in this Item 11 by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is included under the caption "Management Ownership of Securities" and "Equity Compensation Plan Information" in the Proxy Statement for our 2003 Annual Meeting of Stockholders and is incorporated in this Item 12 by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is included under the caption "Management—Employment Contracts, Change of Control Arrangements and Certain Transactions" in the Proxy Statement for our 2003 Annual Meeting of Stockholders and is incorporated in this Item 13 by this reference.

ITEM 14. CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

        Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this Annual Report on Form 10-K have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a)  The following documents are filed as part of this Report:

1.
Financial Statements (see Item 8 above).

    Polycom, Inc. Consolidated Financial Statements as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002.

2.
Financial Statement Schedule (see Item 8 above). The following Financial Statement Schedule is filed as part of this Report:

    Schedule II—Valuation and Qualifying Accounts.

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.
Exhibits.

        The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.		Description
2.1		Agreement and Plan of Merger and Reorganization dated December 5, 2000, by and among the Registrant, Merger Sub Ltd. and Accord Networks Ltd. (which is incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission (the "Commission") on December 12, 2000).
2.2		Agreement and Plan of Merger dated May 24, 2001, by and among the Registrant, Pharaoh Acquisition Corp. and PictureTel Corporation (which is incorporated herein by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-63252) filed with the Commission on June 18, 2001).
2.3		Addendum to the Agreement and Plan of Merger, dated May 24, 2001, by and among the Registrant, Pharaoh Acquisition Corp. and PictureTel Corporation (which is incorporated herein by reference to Exhibit 12(d)(4) to Amendment No. 6 to the Schedule TO filed with the Commission on October 3, 2001).
2.4		Asset Purchase Agreement, dated as of January 28, 2003, by and between Polycom, Inc. and Verilink Corporation (which is incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed with the Commission on February 12, 2002.
3.1	(1)	Restated Certificate of Incorporation of Polycom, Inc.
3.2		Amended and Restated Bylaws of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 12, 2001).
4.1		Reference is made to Exhibits 3.1 and 3.2.

4.2		Specimen Common Stock certificate (which is incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-02296) filed with the Commission on March 12, 1996 (the "1996 S-1")).
4.3		Amended and Restated Investor Rights Agreement, dated May 17, 1995, among the Registrant and the Investors named therein (which is incorporated herein by reference to Exhibit 4.3 to the Registrant's 1996 S-1).
4.4		Preferred Shares Rights Agreement dated as of July 15, 1998 and as amended March 2, 2001, between Polycom, Inc. and Fleet Bank, N.A. F/K/A BankBoston N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights Attached thereto as Exhibits A, B and C, respectively (which is incorporated herein by reference to Exhibit 1 to the Registrant's Form 8-A/A filed with the Commission on March 2, 2001).
10.1	*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's 1996 S-1).
10.2	(1)*	The Registrant's 1996 Stock Incentive Plan, as amended, and forms of agreements thereunder.
10.3	*	The Registrant's 1996 Employee Stock Purchase Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.4 to the Registrant's 1996 S-1).
10.4	*	ViaVideo Communications, Inc. 1996 Stock Option/Stock Issuance Plan and related agreements (which are incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, Registration No. 333-45351).
10.5		Lease Agreement by and between the Registrant and Trinet Essential Facilities XXVI, dated December 1, 1999, regarding the space located at 1565 Barber Lane, Milpitas, California (which is incorporated herein by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 29, 2000).
10.6		Lease Agreement by and between the Registrant and WJT, LLC, dated February 19, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 12, 2001).
10.7	*	Accord Networks Ltd. 1995 Employee Share Ownership and Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).
10.8	*	Accord Networks Ltd. Share Ownership and Option Plan (2000) and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).
10.9	*	Accord Networks Ltd. 2000 Share Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).
10.10		Accord Networks Ltd. 2000 Non-Employee Director Stock Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).
10.11		Circa Communications, Ltd Stock Option Plan and related agreements (which are incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-59820) filed with the Commission on April 30, 2001).

10.12	*	Form of Change of Control Severance Agreement with the Chief Executive Officer and Chief Financial Officer of the Registrant, effective as of March 28, 2001 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 16, 2001).
10.13	*	Form of Change of Control Severance Agreement with management of the Registrant other than the Chief Executive Officer and Chief Financial Officer, effective as of March 28, 2001 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 16, 2001).
10.14		Amendment No. 1 to Lease by and between the Registrant and WJT, LLC, dated October 5, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 1, 2002).
10.15		PictureTel Corporation 1998 Acquisition Stock Option Plan and form of Non-Statutory Stock Option (which are incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-72544) filed with the Commission on October 31, 2001).
10.16	*	Polycom, Inc. 2001 Nonstatutory Stock Option Plan and form of agreement thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on form 10-Q filed with the Commission on November 13, 2001.
10.17		Atlanta Signal Processors, Incorporated 1997 Incentive Stock Plan and forms of Stock Option Grant, Exercise Agreement and Employee Shareholder Agreement (which are incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-76312) filed with the Commission on January 4, 2002).
10.18		Lease Agreement by and between PictureTel Corporation and 100 Minuteman Limited Partnership, dated October 10, 1995, as amended, regarding the space located at 100 Minuteman Rd., Andover, Massachusetts (which is incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 1, 2002).
10.19	(1)*	Amended Summary and Rescission of Arrangement between the Registrant and Robert C. Hagerty.
21.1	(1)	Subsidiaries of the Registrant.
23.1	(1)	Consent of Independent Accountants.
24.1	(1)	Power of Attorney (included on page 64 of this Annual Report on Form 10-K).

*
Indicates management contract or compensatory plan or arrangement.

(1)
Filed herewith.

(b)
Reports on Form 8-K.

          On October 15, 2002, the Registrant filed a Current Report on Form 8-K with the Commission, dated September 27, 2002, reporting the change in its fiscal year from a 52-53 week fiscal year ending on the Sunday closest to December 31, to a fiscal year ending on December 31. Accordingly, the fiscal quarters will end on the last day of the calendar quarter, or March 31, June 30, September 30 and December 31. This change was effective beginning with the fiscal quarter ended September 30, 2002.

  (c)
  Exhibits.

          See Item 15(a)(3) above.

  (d)
  Financial Statement Schedules.

          See Items 8 and 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 17th day of March, 2003.

POLYCOM, INC.
/s/ ROBERT C. HAGERTY Robert C. Hagerty Chairman of the Board of Directors, Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

        That the undersigned officers and directors of Polycom, Inc., a Delaware corporation, do hereby constitute and appoint Michael R. Kourey the lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

        IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT C. HAGERTY Robert C. Hagerty	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 17, 2003
/s/ MICHAEL R. KOUREY Michael R. Kourey	Senior Vice President, Finance and Administration, Chief Financial Officer, Secretary and Director (Principal Financial Officer)	March 17, 2003
/s/ KATHLEEN M. CRUSCO Kathleen M. Crusco	Vice President, Worldwide Controller (Principal Accounting Officer)	March 17, 2003
/s/ BETSY S. ATKINS Betsy S. Atkins	Director	March 17, 2003
/s/ JOHN SEELY BROWN John Seely Brown	Director	March 17, 2003
/s/ DURK JAGER Durk Jager	Director	March 17, 2003
/s/ JOHN A. KELLEY John A. Kelley	Director	March 17, 2003

/s/ STANLEY J. MERESMAN Stanley J. Meresman	Director	March 17, 2003
/s/ WILLIAM A. OWENS William A. Owens	Director	March 17, 2003
/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Director	March 17, 2003

CERTIFICATIONS

Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert C. Hagerty, certify that:

1.
I have reviewed this annual report on Form 10-K of Polycom, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 17, 2003	By:	/s/ ROBERT C. HAGERTY
	Name:	Robert C. Hagerty
	Title:	President and Chief Executive Officer

Certification by the Senior Vice President, Finance and Administration and Chief Financial Officer of Polycom, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002

I, Michael R. Kourey, certify that:

1.
I have reviewed this annual report on Form 10-K of Polycom, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 17, 2003	By:	/s/ MICHAEL R. KOUREY
	Name:	Michael R. Kourey
	Title:	Senior Vice President, Finance and Administration and Chief Financial Officer

Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Robert C. Hagerty, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Polycom, Inc. on Form 10-K for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Polycom, Inc.

March 17, 2003	By:	/s/ ROBERT C. HAGERTY
	Name:	Robert C. Hagerty
	Title:	President and Chief Executive Officer

Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Michael R. Kourey, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Polycom, Inc. on Form 10-K for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Polycom, Inc.

March 17, 2003	By:	/s/ MICHAEL R. KOUREY
	Name:	Michael R. Kourey
	Title:	Senior Vice President, Finance and Administration and Chief Financial Officer

POLYCOM, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Polycom, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Polycom, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material aspects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
January 21, 2003

POLYCOM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$155,191	$126,832
Short-term investments	38,670	23,348
Trade receivables, net of allowance for doubtful accounts of $4,440 and $4,816 in 2002 and 2001, respectively	65,470	89,309
Inventories	32,308	48,173
Deferred taxes	29,787	49,941
Prepaid expenses and other current assets	16,622	14,646

Total current assets	338,048	352,249
Property and equipment, net	28,428	28,945
Long-term investments	319,147	68,682
Goodwill	300,039	299,445
Purchased intangibles, net	32,827	47,618
Deferred taxes	53,446	15,184
Other assets	4,939	9,042

Total assets	$1,076,874	$821,165

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,788	$31,418
Accrued payroll and related liabilities	7,540	9,864
Taxes payable	44,338	24,053
Deferred revenue	16,950	20,878
Other accrued liabilities	36,519	64,387

Total current liabilities	135,135	150,600
Long-term liabilities	37,996	26,579

Total liabilities	173,131	177,179

Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares in 2002 and 2001 Issued and outstanding: one share in 2002 and 2001	—	—
Common stock, $0.0005 par value:
Authorized: 175,000,000 shares
Issued: 98,987,386 shares in 2002 and 91,475,974 shares in 2001; outstanding 98,987,386 shares in 2002 and 91,112,417 shares in 2001	50	46
Additional paid-in capital	866,044	641,298
Cumulative other comprehensive income	2,152	328
Unearned stock-based compensation	(573)	(1,244)
Treasury stock, at cost, none in 2002 and 363,557 in 2001	—	(11,182)
Retained earnings	36,070	14,740

Total stockholders' equity	903,743	643,986

Total liabilities and stockholders' equity	$1,076,874	$821,165

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2002	2001	2000
Net revenues	$465,959	$383,189	$373,554
Cost of net revenues	202,712	166,747	164,099

Gross profit	263,247	216,442	209,455

Operating expenses:
Sales and marketing	98,998	74,653	70,745
Research and development	76,812	59,416	43,570
General and administrative	29,947	21,564	20,702
Acquisition-related costs	3,699	24,077	4,768
Purchased in-process research and development	900	52,642	—
Amortization of purchased intangibles	17,135	3,905	—
Amortization of goodwill	—	2,114	—
Restructure costs	1,657	—	—
Grant repayment	—	—	5,876
Litigation settlement	(257)	—	6,500
Litigation reserve release	—	—	(1,843)

Total operating expenses	228,891	238,371	150,318

Operating income (loss)	34,356	(21,929)	59,137
Interest income, net	9,492	12,755	8,419
Loss on strategic investments	(7,465)	(3,178)	(5,854)
Other income (expense), net	527	(608)	8

Income (loss) before provision for income taxes	36,910	(12,960)	61,710
Provision for income taxes	10,150	14,740	24,247

Net income (loss)	$26,760	$(27,700)	$37,463

Basic net income (loss) per share	$0.27	$(0.33)	$0.50

Diluted net income (loss) per share	$0.27	$(0.33)	$0.45

Weighted average shares outstanding for basic net income (loss) per share calculation	99,324	85,123	75,264
Weighted average shares outstanding for diluted net income (loss) per share calculation	100,696	85,123	83,828

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock					Cumulative Other Comprehensive Income (loss)
			Additional Paid-In Capital	Unearned Stock-based Compensation	Treasury Stock		Retained Earnings (Deficit)
	Shares	Amount						Total
Balances, December 31, 1999	69,254,118	$34	$97,837	$(1,953)	$—	$(85)	$4,977	$100,810
Comprehensive income:
Change in unrealized loss on marketable securities	—	—	—	—	—	22	—	22
Net income	—	—	—	—	—	—	37,463	37,463

Total comprehensive income								37,485

Issuance of stock, net of issuance costs	5,184,323	3	203,235	—	—	—	—	203,238
Conversion of mandatorily redeemable preferred stock into common stock	3,693,761	2	27,079	—	—	—	—	27,081
Issuance of stock related to exercise of warrants	324,833	—	—	—	—	—	—	—
Exercise of stock options under stock option plan	3,288,859	2	12,531	—	—	—	—	12,533
Shares purchased under employee stock purchase plan	223,094	—	2,433	—	—	—	—	2,433
Cost of registration statements	—	—	(85)	—	—	—	—	(85)
Valuation of options granted to outside consultants	—	—	122	—	—	—	—	122
Reversal of unearned stock-based compensation upon termination of employment	—	—	(498)	498	—	—	—	—
Amortization of stock-based compensation	—	—	—	845	—	—	—	845
Tax benefit from stock option activity	—	—	38,321	—	—	—	—	38,321

Balances, December 31, 2000	81,968,988	$41	$380,975	$(610)	$—	$(63)	$42,440	$422,783

Comprehensive loss:
Change in unrealized gain on marketable securities	—	—	—	—	—	555	—	555
Cumulative translation adjustment	—	—	—	—	—	(164)	—	(164)
Net loss	—	—	—	—	—	—	(27,700)	(27,700)

Total comprehensive loss								(27,309)

Issuance of stock for purchase acquisitions	6,937,355	4	230,404	(1,534)	—	—	—	228,874
Exercise of stock options under stock option plan	2,399,381	1	13,442	—	—	—	—	13,443
Shares purchased under employee stock purchase plan	170,250	—	3,871	—	—	—	—	3,871
Purchase of treasury stock shares at cost	(363,557)	—	—	—	(11,182)	—	—	(11,182)
Cost of registration statements	—	—	(189)	—	—	—	—	(189)
Stock-based compensation	—	—	661	—	—	—	—	661
Reversal of unearned stock-based compensation upon termination of employment	—	—	(343)	343	—	—	—	—
Amortization of stock-based compensation	—	—	—	557	—	—	—	557
Tax benefit from stock option activity	—	—	12,477	—	—	—	—	12,477

Balances, December 31, 2001	91,112,417	$46	$641,298	$(1,244)	$(11,182)	$328	$14,740	$643,986

Comprehensive income:
Reclassification adjustments for losses (gains) realized in net income	—	—	—	—	—	2,441	—	2,441
Change in unrealized gain on marketable securities	—	—	—	—	—	(781)	—	(781)
Cumulative translation adjustment	—	—	—	—	—	164	—	164
Net income	—	—	—	—	—	—	26,760	26,760

Total comprehensive income								28,584

Issuance of stock, net of issuance costs	8,050,000	4	237,491	—	—	—	—	237,495
Issuance of stock for purchase acquisitions	417,345	—	628	—	—	—	—	628
Exercise of stock options under stock option plan	606,266	—	2,603	—	—	—	—	2,603
Shares purchased under employee stock purchase plan	283,858	—	4,063	—	—	—	—	4,063
Purchase of treasury stock shares at cost	(1,482,500)	—	—	—	(15,911)	—	—	(15,911)
Retirement of treasury stock shares at cost	—	—	(21,663)	—	27,093	—	(5,430)	—
Reversal of unearned stock-based compensation upon termination of employment	—	—	(127)	127	—	—	—	—
Amortization of stock-based compensation	—	—	—	544	—	—	—	544
Tax benefit from stock option activity	—	—	1,751	—	—	—	—	1,751

Balances, December 31, 2002	98,987,386	$50	$866,044	$(573)	$—	$2,152	$36,070	$903,743

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$26,760	$(27,700)	$37,463
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,001	17,699	9,406
Amortization of purchased intangibles	17,135	3,905	—
Amortization of goodwill	—	2,114	—
Provision for doubtful accounts	3,213	948	1,739
Provision for excess and obsolete inventories	3,133	8,394	3,101
Tax benefit from exercise of stock options	1,751	12,477	38,321
Loss on strategic investments	7,465	3,178	5,854
Amortization of unearned stock-based compensation	544	557	956
Purchase of in-process research and development	900	52,642	—
Loss on asset dispositions	—	933	—
Changes in assets and liabilities, net of the effect of acquisitions:
Trade receivables	23,061	16,616	(23,855)
Inventories	9,761	11,738	(32,150)
Deferred taxes	(10,688)	9,033	(18,829)
Prepaid expenses and other current assets	(2,127)	(3,792)	(6,343)
Accounts payable	(1,632)	(1,369)	4,961
Taxes payable	20,085	266	6,555
Other accrued liabilities	(31,862)	(30,950)	10,916

Net cash provided by operating activities	81,500	76,689	38,095

Cash flows from investing activities:
Purchases of property and equipment	(12,893)	(12,759)	(18,267)
Purchases of licenses	—	(300)	(9,249)
Purchases of investments	(971,370)	(190,831)	(142,189)
Proceeds from sale and maturity of investments	702,779	211,657	60,134
Purchase of convertible note receivable	—	(41,500)	—
Net cash received (paid) in purchase acquisitions	93	(121,852)	—
Purchase of trade name	—	(1,000)	—

Net cash used in investing activities	(281,391)	(156,585)	(109,571)

Cash flows from financing activities:
Proceeds from stock offering, net of issuance costs	237,495	—	203,238
Proceeds from issuance of common stock under employee option and stock purchase plans	6,666	17,280	14,903
Proceeds from exercise of warrants	—	49	—
Proceeds from issuance of preferred stock, net of issuance costs	—	—	995
Repurchase of common stock	(15,911)	—	—

Net cash provided by financing activities	228,250	17,329	219,136

Net increase (decrease) in cash and cash equivalents	28,359	(62,567)	147,660
Cash and cash equivalents, beginning of period	126,832	189,399	41,739

Cash and cash equivalents, end of period	$155,191	$126,832	$189,399

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$27	$152	$63
Income taxes paid	$2,094	$736	$337
Supplemental schedule of noncash investing and financing:
Conversion of preferred shares to common stock	$—	$—	$27,081

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business of the Company:

        Polycom, Inc. and subsidiaries (the Company), a Delaware corporation, develops, manufactures, markets and services a full range of high-quality, easy-to-use voice and video communication endpoints, video management software, web collaboration software, multi-network gateways, and multi-point conferencing and network access solutions that enables business users to immediately realize the benefits of integrated video, voice, data and web collaboration over rapidly growing converged networks. The Company's products are distributed and serviced globally. The Company sells its products through marketing and sales relationships with a wide network of value-added resellers, distributors, service providers and retailers. Subsequent to December 31, 2002, the Company sold its network access product line to Verilink Corporation. See Note 20 of Notes to Consolidated Financial Statements.

2.    Summary of Significant Accounting Policies:

  Fiscal Year:

        On September 27, 2002, the Company changed its fiscal year from a 52-53 week fiscal year ending on the Sunday closest to December 31, to a fiscal year ending on December 31. Accordingly, the Company's fiscal quarters will end on the last day of the calendar quarter, or March 31, June 30, September 30 and December 31. This change was effective beginning with the fiscal quarter ended September 30, 2002. As result of this election, the year ended December 31, 2002 included two additional business days, December 30 and 31, 2002. The operating activities for the two additional business days in the period ended December 31, 2002 are included in this Annual Report on Form 10-K. For the year ended December 31, 2002, this change in fiscal year increased revenue by $13.0 million and increased basic and diluted net income per share by approximately five cents per share, but did not have a material impact on the Company's consolidated financial position or cash flows.

        For the years ended December 31, 2001 and 2000, the Company used a 52-53 week fiscal year. As a result, these periods may not have ended on the same day as the calendar period. However, for convenience of presentation, the accompanying consolidated financial statements have been shown as ending on December 31 of each applicable period.

  Reclassifications:

        Certain items in the prior year's consolidated financial statements have been reclassified to conform to the current year's format.

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

  Investments:

        The Company's investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate debt and equity securities. Investments with maturities of less than one year are considered short-term and are carried at fair value. Nearly all investments are held in the Company's name at a limited number of major financial institutions. The specific identification method is used to determine the cost of securities disposed of, with realized gains and loses reflected in interest income, net. At December 31, 2002 and 2001, all of the Company's investments were classified as available-for-sale. Unrealized gains and losses on these investments are included as a separate component of cumulative other comprehensive income in stockholders' equity.

        The Company also has investments in private companies. These investments are included in "Other assets" in the Company's consolidated balance sheets and are carried at cost less any impairment loss. The Company monitors these investments for impairment and makes appropriate reductions in carrying value when the fair value is determined to be less than the reported value. During 2002 and 2001, the Company determined that the value of these investments was impaired and reduced the carrying amount by $3.0 million and $3.1 million, respectively. The Company determined that these investments were impaired based on the financial and operating performance of these private companies. At December 31, 2002, these investments are carried at zero value.

  Inventories:

        Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates the first-in, first-out (FIFO) method. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

  Property and equipment:

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is one to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets, typically three to twelve years. Disposals of capital equipment are recorded by removing the costs and accumulated depreciation from the accounts and gains or losses on disposals are included in the results of operations.

  Goodwill and Purchased Intangible Assets:

        Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, generally three years. Goodwill and purchased intangible assets determined to have indefinite useful lives are not amortized but are regularly reviewed for potential impairment.

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

  Product Warranty Obligations:

        The Company provides for the estimated costs of hardware and software product warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold. In the case of hardware manufactured by us, our warranties generally start from the delivery date and continue for one to three years depending on the product purchased. Software products generally carry a 90-day warranty from the date of shipment. Our liability under these warranties is to provide a corrected copy of any portion of the software found not to be in substantial compliance with the specifications previously agreed to. Factors that affect our warranty obligation include product failure rates, material usage and service delivery costs incurred in correcting product failures. We assess the adequacy of our recorded warranty liabilities every quarter and make adjustments to the liability if necessary.

        Changes in the warranty obligation, which is included as a component of "Other Accrued Liabilities" on the consolidated balance sheet, during the period are as follows (in thousands):

December 31, 2002
Balance at December 31, 2001	$9,123
Accruals for warranties issued during the period	9,485
Actual warranty expenses	(8,384)

Balance at December 31, 2002	$10,224

        Changes in deferred service revenue on the consolidated balance sheet during the period are as follows (in thousands):

December 31, 2002
Balance at December 31, 2001	$17,906
Additions to deferred service revenue	26,377
Amortization of deferred service revenue	(27,820)

Balance at December 31, 2002	$16,463

        The Company is unable to provide the cost of providing the extended warranty programs as its internal financial reporting systems did not track this information at this level of detail in 2002.

  Revenue Recognition:

        The Company recognizes revenue from its hardware product sales, including freight charges, in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial

Statements" and Statement of Financial Accounting Standards, or SFAS, No. 48 "Revenue Recognition When Right of Return Exists." The Company recognizes software revenue in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." Under these guidelines, the Company recognizes revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured. The Company accrues for sales returns, co-op advertising and other allowances as a reduction to net revenues upon shipment based upon its historical experience. Additionally, the Company recognizes extended service revenue on its hardware products over the life of the service contract.

  Research and Development Expenditures:

        Research and development expenditures are charged to operations as incurred. Software development costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, which typically occurs when the beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

  Advertising:

        The Company expenses the production costs of advertising as the expenses are incurred. The production costs of advertising consist primarily of trade shows, magazine and radio advertisements, agency fees and other direct production costs. The advertising expense for the years ended December 31, 2002, 2001 and 2000 was $14.2 million, $11.7 million, and $14.9 million, respectively.

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

  Translation of Foreign Currencies:

        The financial statements of the Company's foreign subsidiaries that operate where the functional currency is the U.S. dollar are translated to U.S dollars at year-end exchange rates for monetary assets and liabilities while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation which is translated at historical rates. Foreign exchange gains and losses have not been significant to date and have been recorded in the results of operations.

        Assets and liabilities of the Company's foreign subsidiaries where the local currency is the functional currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average exchange rates during the year. Translation gains and losses have not been significant to date and have been recorded in cumulative other comprehensive income within stockholders' equity.

  Foreign Exchange Contracts:

        The Company and its subsidiaries have entered into foreign currency forward contracts as a hedge against specific intercompany and foreign currency receivable transactions. Forward contracts involve agreements to purchase or sell foreign currencies at specific rates at future dates. The Company does not hold or issue derivative financial instruments for speculative trading purposes. The Company enters into derivatives only with counterparties which are one of the largest U.S. banks, ranked by assets, in order to minimize credit risk. The Company's hedging activities do not subject the Company to exchange rate risk because the gains and losses on these contracts are designed to offset the losses and gains on the intercompany and foreign currency receivable transactions being hedged. The carrying amount of the forward contracts is the fair value, which is determined by obtaining quoted market prices. Gains and losses on forward contracts are recognized each reporting period and are offset against the gain or loss on the hedged item in the same period that the underlying transactions are settled. In 2002, the Company had two contracts mature in the first quarter. The first matured on February 6, 2002 and the second on March 6, 2002 to purchase $769,000 and $925,000, respectively, in British pounds and Japanese yen. No new forward contracts were entered into during 2002 and there are no contracts outstanding on December 31, 2002.

  Computation of Net Income (Loss) Per Share:

        Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding for the period less the weighted average shares of treasury stock and common stock subject to repurchase. Diluted net income (loss) per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and warrants outstanding, or the conversion of preferred stock to common stock and shares of common stock subject to repurchase. Common equivalent shares (including shares issued under the Stock Option Plan which are subject to repurchase) are excluded from the computation of fully diluted net loss per share when their effect is antidilutive.

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

  Stock-based Compensation:

        In accordance with SFAS No. 123, (SFAS 123) "Accounting for Stock-Based Compensation," the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and Financial Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25" and related interpretations in accounting for its stock-based compensation plans. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award.

        Consistent with the disclosure provisions of SFAS 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ending December 31,
	2002	2001	2000
Net income (loss)—as reported	$26,760	$(27,700)	$37,463
Less stock based compensation expense determined under fair value based method, net of tax effects	(54,265)	(45,534)	(48,531)

Net income (loss)—pro forma	$(27,505)	$(73,234)	$(11,068)
Basic net income (loss) per share—as reported	$0.27	$(0.33)	$0.50
Basic net income (loss) per share—pro forma	$(0.28)	$(0.86)	$(0.15)
Diluted net income (loss) per share—as reported	$0.27	$(0.33)	$0.45
Diluted net income (loss) per share—pro forma	$(0.28)	$(0.86)	$(0.15)

        The impact on pro forma net income (loss) per share and net income (loss) in the table above may not be indicative of the effect in future years as options vest over several years and the Company continues to grant stock options to new and current employees.

  Recent Pronouncements:

        In October 2001, the FASB issued SFAS No. 144, (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. We adopted SFAS 144 effective January 1, 2003 and do not expect the adoption to have a material effect on our results of consolidated operations, financial condition or cash flows.

        In April 2002, the FASB issued SFAS No. 145, (SFAS 145) "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. We adopted SFAS 145 effective January 1, 2003 and do not expect the adoption to have a material effect on our results of consolidated operations, financial condition or cash flows.

        In June 2002, the FASB issued SFAS No. 146, (SFAS 146) "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS 144 or with exit or restructuring activities previously covered by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material effect on our results of consolidated operations, financial condition or cash flows.

        In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements for fiscal year 2002. As is customary in our industry, as provided for in local law in the U.S. and other jurisdictions, our standard contracts provide remedies to our customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of our products and services. In addition, from time to time we also provide protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare. We believe that the adoption of this standard will have no material impact on our results of consolidated operations, financial condition or cash flows.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our results of consolidated operations, financial condition or cash flows.

        In December 2002, the FASB issued SFAS No. 148, (SFAS 148) "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The annual disclosure requirements of SFAS 148 are included in these notes while the transition disclosure requirements are effective for our fiscal year 2003 We do not expect SFAS 148 to have a material effect on our results of consolidated operations, financial condition or cash flows.

        In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect FIN 46 to have a material effect on our results of consolidated operations, financial condition or cash flows.

3.    Business Combinations:

  MeetU.com, Inc.

        On June 20, 2002, the Company completed the acquisition of privately-held development stage MeetU.com, Inc. ("MeetU"), a leading developer of web collaboration software. The primary reason for the acquisition and the factors that contributed to the recognition of goodwill relate to MeetU's ability to deliver core technology in the web collaboration arena. The Company expects this technology to provide synergies between MeetU's web collaboration software and the Company's voice, video and network systems product lines thereby enabling the Company to deliver complete end-to-end collaboration solutions. Since June 21, 2002, the results of operations of MeetU have been included in the Company's consolidated statements of operations. Pro forma results of operations have not been presented, as the effect of this acquisition was not material.

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

        In accordance with SFAS 142, goodwill originating from the MeetU acquisition has not been amortized. Purchased intangible assets are being amortized on a straight-line basis over a period of three years. For the year ended December 31, 2002, amortization associated with the purchased intangible assets totaled approximately $0.5 million. The purchase price allocation related to the MeetU acquisition is final as of December 31, 2002, except for the resolution of certain earn-out contingency payments which would result in an increase in total consideration paid in the period the earn-out is achieved and a corresponding adjustment to goodwill. A summary of the purchase price allocation is outlined as follows (in thousands):

Tangible assets, less liabilities assumed	$(1,151)
In-process research and development	900
Goodwill	41
Identifiable intangible assets	2,900

Total consideration	$2,690

  Atlanta Signal Processors, Incorporated

        On November 30, 2001, the Company completed the acquisition of Atlanta Signal Processors, Incorporated (ASPI), a manufacturer of voice products for the installed voice systems market, in exchange for $4.9 million in cash for all of the outstanding ASPI shares and assumption of outstanding options exercisable into 30,687 shares of Polycom common stock, with an aggregate value of $0.9 million plus acquisition costs of approximately $0.2 million. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The consolidated financial statements include the operating results of the business from the date of acquisition. Pro forma results of operations have not been presented because the effects of this acquisition were not material on an individual basis.

        The amounts allocated to in-process research and development were determined by management, after considering among other factors, the results of an independent appraisal using established valuation techniques in the high-technology communications industry and were expensed upon acquisition because the technological feasibility had not been established and no future alternative uses existed for those in-process research and development projects. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and in-process research and development projects. The estimated net free cash flows generated by the in-process research and development projects were discounted at 35% percent in relation to the stage of completion and the technical risks associated with achieving technological feasibility. It is reasonably possible that the development of this technology could fail because of either prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside of the Company's control such as a change in the market for the resulting developed products. In addition, at such time that the project is complete it is reasonably possible that the completed products do not receive market acceptance or that the Company is unable to produce and market the product effectively. Goodwill originating from the acquisition has not been amortized in accordance with SFAS 142. Other intangible assets are being amortized on a straight-line basis over periods not exceeding three years. The Company recorded unearned stock-based compensation of approximately $754,000 associated with unvested stock options assumed in conjunction with the acquisition. This amount is included as a component of stockholders' equity and is being amortized over the vesting period of the options consistent with the guidance stated in FIN 44. For the year ended December 31, 2002 and 2001, amortization associated with unearned stock based compensation and other intangible assets associated with this acquisition totaled approximately $1.6 million and $0.1 million, respectively. The purchase price allocation related to the ASPI acquisition was final as of December 31, 2002. A summary of the final purchase price allocation is outlined as follows (in thousands):

Tangible assets, less liabilities assumed	$(131)
In-process research and development	900
Goodwill	2,062
Identifiable intangible assets	4,100
Unearned stock-based compensation	754
Deferred tax liability	(1,693)

Total consideration	$5,992

  PictureTel Corporation

        On October 18, 2001, the Company completed the acquisition of PictureTel Corporation (PictureTel), a leader in visual collaboration, in exchange for 0.1177 shares of Polycom common stock and $3.11 in cash for each outstanding share of PictureTel common stock. In total, approximately 6.6 million shares of the Company's common stock, net of 363,557 treasury shares obtained through the acquisition, and approximately $183 million in cash were exchanged for all outstanding shares of PictureTel's common stock. The primary reason for the acquisition and the factors that contributed to the recognition of goodwill is that Polycom expects to be better equipped with the financial, technological, operational and marketing resources and capabilities necessary to compete in the communications market. In addition, Polycom expects to expand product and service offerings while reducing costs through economies of scale. In addition, the Company assumed outstanding options and warrants, which became exercisable for approximately 1.2 million shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since October 18, 2001, the results of operations of PictureTel have been included in the Company's condensed consolidated statements of operations.

        The accompanying consolidated financial statements reflect a purchase price of approximately $413 million, consisting of cash and Polycom common stock valued using the average fair value of Polycom's outstanding common stock from May 22, 2001 to May 29, 2001, the five trading days surrounding the date the acquisition agreement was announced, and the fair value of the options and warrant to be assumed by Polycom in the acquisition, and other costs directly related to the acquisition as follows (in thousands):

Cash	$183,368
Fair value of Polycom's common stock	195,475
Fair value of options and warrants assumed	24,117
Acquisition-related costs	9,908

Total consideration	$412,868

        For purposes of computing the estimated fair value of the options and warrants assumed, the Black-Scholes pricing model was used with the following assumptions: fair value of Polycom's stock of $27.74, expected life of 5.5 years, risk-free rate of 5.5%, expected dividend yield of 0% and volatility of 90%. The purchase price allocation related to the PictureTel acquisition was final as of September 30, 2002, except for the resolution of certain tax related pre-acquisition contingencies which would result in an adjustment to goodwill in the period the contingency is resolved. The following is a summary of the final allocation of purchase price (in thousands):

Tangible assets:
Current assets	$122,945
Property, plant and equipment	4,907
Other assets	50,975

Total tangible assets acquired	178,827

Liabilities:
Current liabilities	(144,149)
Long-term liabilities	(17,573)

Total liabilities assumed	(161,722)
Treasury stock	11,182
In-process research and development	49,292
Goodwill	292,468
Other intangible assets consisting of:
Core technology	14,581
Developed technology	2,847
Patents	8,668
Product customer relationships	3,211
Service customer relationships	13,514

Total consideration	$412,868

        The amount allocated to in-process research and development and other intangible assets was determined by management, after considering among other factors, the results of an independent appraisal based on established valuation techniques in the high-technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for those in-process research and development projects. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and in-process research and development. The estimated net free cash flows generated by the in-process research and development projects were discounted at rates ranging from 30 to 40 percent in relation to the stage of completion and the technical risks associated with achieving technological feasibility. It is reasonably possible that the development of this technology could fail because of either prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside of the Company's control such as a change in the market for the resulting developed products. In addition, at such time that the project is completed it is reasonably possible that the completed products do not receive market acceptance or that the Company is unable to produce and market the product effectively.

        Goodwill originating from the acquisition of PictureTel has not been amortized in accordance with the guidance contained in Statement of Financial Accounting Standard No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." None of the goodwill is expected to be deductible for tax purposes. Other intangible assets are being amortized over their estimated useful lives of three years. For the years ended December 31, 2002 and 2001, amortization associated with the acquisition totaled approximately $14.3 million and $2.9 million, respectively.

        The following unaudited pro forma financial information is presented to reflect the results of operations for the three years ended December 31, 2002 as if the acquisition had occurred on January 1, 2000. The pro forma results exclude purchased in-process research and development and the impairment of licenses arising from the acquisition of PictureTel of $5.5 million due to their nonrecurring nature. The pro forma financial information includes nonrecurring items incurred by PictureTel as follows: $14.5 million of nonrecurring charges incurred in 2001 and $15.3 million of nonrecurring gains and $42.3 million of non recurring charges in 2000. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2000, and may not be indicative of future operating results, (unaudited, in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Net revenues	$465,959	$518,260	$612,803
Net income (loss)	$26,760	$(22,512)	$(59,274)
Net income (loss) per share:
Basic	$0.27	$(0.25)	$(0.72)
Diluted	$0.27	$(0.25)	$(0.72)
Weighted average shares:
Basic	99,324	90,379	81,848
Diluted	100,696	90,379	81,848

  Circa Communications Ltd.

        On April 2, 2001 the Company completed the acquisition of privately-held development stage Circa Communications Ltd. (Circa), a leading developer of voice over internet protocol (VoIP) telephony products, in exchange for the right to 665,884 shares of common stock and assumption of outstanding options exercisable into 248,597 shares of Polycom common stock, with an aggregate value of $9.8 million, and $4.0 million cash for preferred stock plus acquisition costs of approximately $0.8 million. An additional 421,555 shares of Polycom common stock are issuable upon the successful completion of certain revenue based earn-out thresholds which expire in 2010. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. During 2002, the right to exchange 375,792 shares into common stock was exercised leaving a balance of 290,092 still to be exchanged.

        Since April 2, 2001, the results of operations of Circa have been included in the Company's consolidated statements of income. The Company recorded unearned stock-based compensation of approximately $780,000 associated with unvested stock options assumed to employees in conjunction with the acquisition. This amount is included as a component of stockholders' equity and is being amortized over the vesting period of the options.

        The purchase price allocation related to the Circa acquisition is final, except for the resolution of certain earn-out contingency payments which would result in an increase in the total consideration paid in the period the earn-out is achieved and a corresponding adjustment to goodwill. The following is a summary of the allocation of purchase price in the acquisition of Circa (in thousands):

Tangible assets, less liabilities assumed	$(730)
In-process research and development	2,450
Identifiable intangible assets	3,650
Goodwill	8,454
Unearned stock-based compensation	780

Total purchase price	$14,604

        The amount allocated to purchased in-process research and development was determined by management, after considering among other factors, the results of an independent appraisal based on established valuation techniques in the high-technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for those in-process research and development projects. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and in-process research and development projects. The estimated net free cash flows generated by the in-process research and development projects were discounted at 30% percent in relation to the stage of completion and the technical risks associated with achieving technological feasibility. It is reasonably possible that the development of this technology could fail because of either prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside of the Company's control such as a change in the market for the resulting developed products. In addition, at such time that the project is completed it is reasonably possible that the completed products do not receive market acceptance or that the Company is unable to produce and market the product effectively.

        Goodwill and acquired intangible assets, primarily representing existing partnerships and acquired workforce, are being amortized over the estimated useful lives of three years. For the year ended December 31, 2002 and 2001, amortization of goodwill, unearned stock-based compensation and other intangible assets associated with this acquisition totaled approximately $1.2 million and $3.2 million, respectively.

        The following unaudited pro forma financial information reflects the results of operations for the three years ended December 31, 2002 as if the acquisition had occurred on January 1, 2000. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2000, and may not be indicative of future operating results, (unaudited, in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Net revenues	$465,959	$383,189	$373,554
Net income (loss)	$26,760	$(29,490)	$35,151
Net income (loss) per share:
Basic	$0.27	$(0.35)	$0.46
Diluted	$0.27	$(0.35)	$0.41
Weighted average shares:
Basic	99,324	85,290	75,930
Diluted	100,696	85,290	84,743

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

        The following table reconciles the Company's original revenues and earnings to the combined (in thousands, except per share data):

	Years Ended December 31,
	2002	2001	2000
Net revenues:
Polycom	$465,959	$373,413	$331,302
Accord	—	9,776	42,252

Combined net revenues	$465,959	$383,189	$373,554

Net income (loss):
Polycom	$26,760	$(27,782)	$49,228
Accord	—	82	(11,765)

Combined net income (loss)	$26,760	$(27,700)	$37,463

Basic net income (loss) per share:
Polycom	$.027	$(0.33)	$0.69
Accord	—	0.00	(0.19)

Combined basic net income (loss) per share	$0.27	$(0.33)	$0.50

Diluted net income (loss) per share:
Polycom	$0.27	$(0.33)	$0.64
Accord	—	0.00	(0.19)

Combined diluted net income (loss) per share	$0.27	$(0.33)	$0.45

4.    Goodwill and Purchased Intangibles:

        The following table presents details of the Company's goodwill (in thousands):

Balance at December 31, 2001	$299,445
Add: Reclassification of acquired workforce intangible to goodwill	525
Add: Goodwill acquired in the MeetU purchase acquisition	56
Add: Changes in fair value estimates of assets acquired and liabilities assumed	13

Balance at December 31, 2002	$300,039

        The unamortized balance of acquired workforce totaling $0.5 million, recorded as part of the purchase price allocation of the Circa acquisition, was reclassified from purchased intangibles to goodwill, as it did not meet the criteria outlined in SFAS 142 to be recorded separately from goodwill. The fair value adjustments to assets acquired and liabilities assumed during the year ended December 31, 2002 resulted primarily from revisions to net cost estimates associated with the elimination of redundant facilities, resolution of certain other pre-acquisition contingencies and changes in estimates of the fair value of certain PictureTel assets recorded during the initial purchase price allocation. Within the allocation period, the Company finalized its purchase price allocation of the PictureTel acquisition resulting in a net increase in goodwill of approximately $1.3 million. These adjustments to goodwill resulted primarily from an increase in the facility closings liability of approximately $15.0 million partially offset by a $7.9 million increase in deferred tax assets, a $3.5 million net decrease in other acquisition related liabilities and a $2.3 million increase in the fair value of certain acquired assets. In the fourth quarter of 2002, the Company incurred actual costs lower than estimates made in the final allocation and recorded an investment in equity securities of a publicly traded company which was acquired in the PictureTel acquisition but initially valued at zero, as they were held in escrow. These securities were released from escrow in the fourth quarter and appropriately valued. These adjustments resulted in a goodwill decrease of $1.1 million. See Note 5 of Notes to Consolidated Financial Statements regarding the increase to the facility closings liability.

        The following table presents details of the Company's total purchased intangible assets as of December 31, 2002 (in thousands):

Purchased Intangible Assets	Gross Value	Accumulated Amortization	Other Adjustments	Net Value
Core and developed technology	$23,978	$(9,992)	$—	$13,986
Patents	8,668	(3,472)	—	5,196
Customer and partner relationships	19,625	(7,217)	—	12,408
Acquired workforce	700	(175)	(525)	—
Trade name	1,021	(103)	—	918
Other	500	(181)	—	319

Total	$54,492	$(21,140)	$(525)	$32,827

        Upon adoption of SFAS 142, the Company determined that the purchased trade name intangible had an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, the trade name is no longer amortized but is reviewed for impairment annually or sooner under certain circumstances.

        In June 2002, we completed our transitional goodwill and purchased intangibles impairment tests outlined under SFAS 142 which required the assessment of goodwill and purchased intangibles for impairment as of January 1, 2002 and in October 2002, we completed our annual impairment tests. These tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit's carrying value as of that date. Based on the results of these impairment tests, we determined that our goodwill assets and purchased intangible assets were not impaired as of January 1, 2002 or during 2002. We plan to conduct our annual impairment tests in the fourth quarter of every year, unless impairment indicators exist sooner.

        The estimated future amortization expense of purchased intangible assets as of December 31, 2002 is as follows (in thousands):

Year ending December 31,	Amount
2003	$17,590
2004	13,870
2005	449

Total	$31,909

        In accordance with the transitional disclosures outlined in SFAS 142, the following tables reconcile and summarize reported results for the years ended December 31, 2002, 2001 and 2000, adjusted to exclude amortization of goodwill, trade name and assembled workforce intangible assets, as if the non-amortization requirements of SFAS 142 had been applied at the beginning of each period presented (in thousands, except per share amounts).

	Year Ended December 31,
	2002	2001	2000
Reported net income (loss)	$26,760	$(27,700)	$37,463
Add back:
Goodwill, trade name and acquired workforce amortization	—	2,382	—

Adjusted net income (loss)	$26,760	$(25,318)	$37,463

Reported basic net income (loss) per share	$0.27	$(0.33)	$0.50
Add back:
Goodwill, trade name and acquired workforce amortization	—	0.03	—

Adjusted basic net income (loss) per share	$0.27	$(0.30)	$0.50

Reported diluted net income (loss) per share	$0.27	$(0.33)	$0.45
Add back:
Goodwill, trade name and acquired workforce amortization	—	0.03	—

Adjusted diluted net income (loss) per share	$0.27	$(0.30)	$0.45

5.    Acquisition-Related Costs and Liabilities:

        For the year ended December 31, 2002, the Company recorded a charge to operations of $3.7 million for acquisition-related integration costs primarily related to the PictureTel acquisition. These charges include outside financial advisory, legal and accounting services. For the year ended December 31, 2001, the Company recorded a charge to operations of $24.1 million, related to the PictureTel, Accord and Circa acquisitions. For the year ended December 31, 2000, the Company recorded a charge to operations of $4.8 million, for acquisition-related costs related to the acquisition of Accord. These charges include the cost of actions designed to improve the Company's combined competitiveness, productivity and future profitability and primarily relate to the elimination of redundant and excess facilities and workforce in the Company's combined businesses and the elimination of redundant assets.

        The following table summarizes the status of the Company's acquisition-related liabilities, restructuring and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits	Asset Impairment	Asset Write-Off	Other Exit Costs	Integration Costs, Merger Fees and Expenses
2000 Additions to the reserve	$—	$—	$—	$—	$—	$4,768
2000 Cash payments and other usage	—	—	—	—	—	(301)

Balance at January 1, 2001	—	—	—	—	—	4,467
2001 Additions to the reserves	1,429	2,311	6,655	771	309	12,602
2001 Liabilities assumed through purchase acquisitions	24,081	14,088	—	—	—	—
2001 Cash payments and other usage	(137)	(5,359)	(6,655)	(771)	(126)	(15,258)

Balance at December 31, 2001	25,373	11,040	—	—	183	1,811
2002 Additions to the reserves	—	—	—	—	—	3,699
2002 Finalization of facilities closing liability	15,042	—	—	—	—	—
2002 Liabilities assumed through purchase acquisitions	31	277	—	—	—	—
2002 Cash payments and other usage	(3,732)	(8,484)	—	—	(183)	(5,510)

Balance at December 31, 2002	$36,714	$2,833	$—	$—	$—	$—

        The Company had approximately $32.0 million and $23.9 million, at December 31, 2002 and December 31, 2001, respectively, of acquisition-related reserves classified as long-term liabilities. Approximately $7.5 million and $14.5 million, at December 31, 2002 and December 31, 2001, respectively, of acquisition-related reserves were classified as current liabilities.

Facility closings

        The facility closings liability is primarily related to estimated lease termination costs and the net present value of the minimum lease payments for vacated and redundant facilities that the Company intends to sublease or negotiate a lease termination settlement. The Company has netted estimated sublease cash receipts against its lease obligations to determine the minimum lease payments for the facilities it intends to sublease. The longest lease term for facilities identified for a sublease arrangement extends to 2014. The Company also assumed liabilities related to facility closings totaling $24.1 million from the acquisitions of PictureTel, ASPI and MeetU. During 2002, the Company finalized its purchase price allocation related to the PictureTel acquisition which resulted in an additional accrual to the facility closings liability of approximately $15.0 million. This adjustment resulted from final clarifications related to the terms under which the Company could sublease certain redundant facilities and changes in estimates of operating costs related to these facilities.

Severance and related benefits

        The severance and related benefits liability is for workforce reductions that were initiated in 2002 and 2001. Additionally, the Company assumed liabilities related to severance totaling $14.4 million from the acquisitions of PictureTel, ASPI and MeetU. These workforce reductions were substantially complete as of December 31, 2002. Severance payments are being made through the end of 2004.

Asset Impairments and Write-offs, Other Exit Costs and Merger Fees

        Asset impairments in the amount of $6.7 million and asset write-offs in the amount of $0.8 million were principally related to the elimination of redundant or excess equipment. Other exit costs in the amount of $0.3 million were related to payment obligations that carried no future benefit to the Company's combined operations and were completed as of December 31, 2002. Merger-related transaction and period expenses for the years ended December 31, 2002, 2001 and 2000 of $3.7 million, $12.6 million and $4.8 million, respectively principally consisted of financial advisory, accounting, legal and consulting fees, and other direct merger-related expenses incurred in the period.

6.    Restructure Costs:

        In 2002, the Company's management approved restructuring actions in response to the continued global economic downturn and to improve the Company's overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. The Company recorded a restructuring charge of $1.7 million in 2002 as a result of these actions. This charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately six percent of the Company's employees worldwide. As of December 31, 2002, the Company had paid approximately $1.2 million of the $1.7 million charge. The remaining amount will be paid in fiscal 2003.

7.    Investments:

        Investments at December 31, 2002 and 2001 comprise (in thousands):

	Fair Value	Cost Basis
Investments—Short-term:
US government securities	$26,844	$26,738
State and local governments	2,000	2,000
Corporate debt securities	9,578	9,560
Corporate equity securities	248	367

	38,670	38,665

Investments—Long-term:
US government securities	179,849	178,591
State and local governments	906	902
Corporate debt securities	138,205	136,793
Corporate equity securities	187	187

	319,147	316,473

Balances at December 31, 2002	$357,817	$355,138

Investments—Short-term:
US government securities	$5,282	$5,317
State and local governments	13,029	13,032
Corporate debt securities	4,479	4,479
Corporate equity securities	558	558

	23,348	23,386

Investments—Long-term:
US government securities	24,402	24,440
State and local governments	17,073	17,005
Corporate debt securities	18,034	17,477
Corporate equity securities	9,173	9,173

	68,682	68,095

Balances at December 31, 2001	$92,030	$91,481

        All short-term investments as of December 31, 2002 and 2001 mature within one year. Long-term investments, excluding equities, mature within two years. During 2002 and 2001, the Company recorded net realized gains of $43,000 and $391,000, respectively on the disposal of investments. During 2000, there were no realized gains or losses on the disposal of investments. The Company used the specific identification method for determining the cost basis and resulting realized gain or loss on the transactions. Included in investments at December 31, 2002 and 2001 are approximately $0.4 million and $9.7 million, respectively in investments in equity securities of publicly traded companies which have been marked to market from their original $1.6 and $8.6 million investment value, respectively.

8.    Inventories:

        Inventories consist of the following (in thousands):

	December 31,
	2002	2001
Raw materials	$1,111	$15,412
Work in Process	221	1,101
Finished goods	30,976	31,660

	$32,308	$48,173

9.    Property and equipment, net:

        Property and equipment, net, consist of the following (in thousands):

	December 31,
	2002	2001
Computer equipment and software	$44,403	$35,309
Equipment, furniture and fixtures	13,070	11,185
Tooling equipment	9,054	7,725
Leasehold improvements	6,951	5,597

	73,478	59,816
Less, accumulated depreciation and amortization	45,050	30,871

	$28,428	$28,945

10.  Other Accrued Liabilities:

        Other accrued liabilities consist of the following (in thousands):

	December 31,
	2002	2001
Accrued expenses	$6,586	$22,342
Short-term restructuring reserves	7,975	14,460
Warranty obligations	10,224	9,123
Inventory purchase commitment	3,359	6,419
Sales tax payable	4,597	1,930
Employee stock purchase plan withholding	2,135	1,637
Other accrued liabilities	1,643	8,476

	$36,519	$64,387

        The inventory purchase commitment was a PictureTel liability that the Company assumed as part of the acquisition of that entity in October 2001, and represents a commitment to purchase inventory volumes manufactured by a third-party vendor in excess of what the Company estimates it can sell.

11.  Business Risks and Credit Concentration:

        The Company sells a limited number of products and services which serve the communications equipment market. A substantial majority of the Company's net revenues are derived from sales of the ViewStation, SoundStation, iPower and network systems and related services. Any factor adversely affecting demand or supply for these products or services could materially adversely affect the Company's business and financial performance.

        Currently, the Company subcontracts the manufacturing of all of the video and voice products through one subcontractor in Asia. The Company believes that there are a number of alternative contract manufacturers that could produce these products, but in the event of a reduction or interruption of supply, it could take a significant period of time to qualify an alternative subcontractor and commence manufacturing. The effect of such reduction or interruption in supply on results of operations would be material. Certain key components used in our products are currently available from only one source and others are available from only a limited number of sources.

        The Company's network systems products are manufactured in Israel which is currently experiencing internal and external conflicts that include terrorist acts and military action. Also, a war with Iraq or other Middle Eastern countries perceived as a threat by the United States government could cause us to experience a manufacturing disruption due to acts associated with these conflicts which could harm our business. In addition, certain technology used in the network system products was developed through grants from the Office of the Chief Scientist in Israel. Under Israeli law, it is prohibited to transfer technology developed pursuant to these grants to any person without the prior written consent of the Office of the Chief Scientist. The grants also contain restrictions on the ability to manufacture products developed with these grants outside of Israel. Approval to manufacture such products outside of Israel, if granted, is generally subject to an increase in the total amount to be repaid to the Office of the Chief Scientist of between 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel. These restrictions on the ability to transfer technology to third parties or manufacture products outside Israel may adversely affect the Company's operating results and significantly reduce the value of the technology developed under these grants.

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

        The Company markets its products to distributors and end-users throughout the world. Management performs ongoing credit evaluations of the Company's customers and maintains an allowance for potential credit losses. The expansion of Polycom's product offerings may increase the Company's credit risk as customers place larger orders for new products. There can be no assurance that the Company's credit loss experience will remain at or near historic levels. At December 31, 2002 and 2001, no single customer accounted for more than 10% of accounts receivable.

        The Company has purchased licenses for technology incorporated in its products. The value of these long-term assets is monitored for any impairment and if it is determined that a write-down is necessary, this charge could have a material adverse effect on the Company's consolidated results of operations, financial position or cash flows.

12.  Commitments and Contingencies:

  Litigation:

        From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities. In addition, from time to time, third parties assert patent or trademark infringement claims against the Company in the form of letters and other forms of communication. We do not believe that any of these legal proceedings or claims are likely to have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

        On September 23, 2002, a suit captioned Collaboration Properties, Inc. v. Polycom, Inc. was filed in the United States Court in the Northern District of California. The complaint alleges that Polycom's ViewStation, ViaVideo, iPower, WebOffice and Path Navigator products infringe 4 U.S. Patents owned by plaintiff. The complaint seeks unspecified compensatory and exemplary damages for past and present infringement and to permanently enjoin Polycom from infringing on the patents in the future. On November 14, 2002 the Company filed an answer asserting, among other things, no infringement and that plaintiff's patents are invalid and unenforceable. The Company believes that it has meritorious defenses and counterclaims, and intends to vigorously defend this action.

        On September 3, 1997, VTEL Corporation, or VTEL, filed a lawsuit in the State District Court in Travis County, Texas against ViaVideo Communications, Inc. and its founders (who were formerly employed by VTEL). On May 27, 1998, following our acquisition of ViaVideo, VTEL amended its suit to add Polycom as a defendant. Nor In the lawsuit, VTEL alleged breach of contract, breach of confidential relationship, disclosure of proprietary information and related allegations. ViaVideo, its founders and Polycom answered the suit, denying in their entirety VTEL's allegations. On March 3, 2000, VTEL voluntarily dismissed the allegations against Polycom and ViaVideo with prejudice for no consideration. As a one-time item in the first quarter of 2000, the excess accrual associated with the expenses the Company estimated to be incurred in connection with this lawsuit totaling $1.8 million was released since no further material expenses will be incurred.

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

  Standby Letters of Credit:

        The Company has several standby letters of credit totaling approximately $791,000 which were issued to guarantee certain of the Company's foreign office lease obligations and other contractual obligations.

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

        The Company also enters into other various license agreements in the normal course of business and the cost of those agreements are amortized over the expected life of the respective agreements. The cost of these agreements and the amounts amortized in the years presented, both combined and individually, are not significant.

  Leases:

        The Company leases certain office facilities and equipment under noncancelable operating leases expiring between 2003 and 2014. As of December 31, 2002, the following future minimum lease payments, net of sublease income are due under our current lease obligations. The Company has an approximately 152,000 square foot building which is fully subleased to a third party for which the sublease runs concurrent with the Company's lease obligation. As a result the Company is not currently showing a lease obligation related to this facility. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. This table excludes leases subject to cancellation within twelve months of December 31, 2002 (in thousands):

	Minimum Lease Payments	Projected Annual Operating Costs
Year ending December 31,
2003	$13,392	$4,272
2004	13,343	4,644
2005	11,750	4,011
2006	11,578	4,032
2007	8,636	3,249
Thereafter	35,416	13,575

Minimum future lease payments	$94,115	$33,783

        The Company is currently headquartered in an approximately 50,000 square foot facility in Pleasanton, California pursuant to a lease which expires in May 2012. This facility accommodates executive and administrative operations. Our former headquarters in Milpitas, California continues to house research and development, manufacturing, marketing, sales and customer support operations for primarily our voice business. This facility is approximately 102,000 square feet and is leased through January 2007.

        The majority of the Company's video and service operations are located in approximately 321,000 square feet in Andover, Massachusetts pursuant to a lease that expires in September 2014 and approximately 64,000 square feet in Austin, Texas pursuant to a lease that expires in December 2004. The network systems operations occupy approximately 40,000 square feet in Petach Tikva, Israel and 32,000 square feet in Atlanta, Georgia, which is also shared with our installed voice business. In addition, the Company leased space in Goleta, California through January 2003 for the network access products' engineering, manufacturing and marketing organizations and the Company leases space in

North Vancouver, Canada for the VoIP development operation and in Burlington, Massachusetts for our advanced voice development operations.

        The Company leases an approximately 55,000 square foot facility in Tracy, California which is used as the North American and Latin American distribution center. Further, the Company utilizes space at a manufacturing contractor in Thailand and the Company's European distribution contractor in the United Kingdom and Netherlands to provide Asian and European distribution and repair centers, respectively.

        Included in the noncancelable operating leases are those assumed as part of the acquisition of PictureTel. The Company has identified vacated or redundant PictureTel leased facilities that the company intends to terminate or sublease and has recognized them as a liability assumed in a purchase combination. The liability is valued at the estimated net present value of the lease commitments. The estimated net present value of the cost of terminating these leases net of any estimated sublease rent is $36.5 million of which $4.7 million is classified as a current liability and $31.8 million is classified as a long term liability.

        Rent expense for the years ended December 31, 2002, 2001 and 2000 was $14.6 million, $8.3 million and $6.3 million, respectively.

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

        Royalty expenses related to the above mentioned commitments for the year ended December 31, 2000 was approximately $1.6 million. There were no royalty expenses in 2002 or 2001.

13.  Credit Arrangements:

        The Company has available a $25 million revolving line of credit with a bank under an agreement dated November 15, 2001. Borrowings under the line are unsecured and bear interest at the bank's prime rate (4.25% at December 31, 2002) or at the London interbank offered rate (LIBOR) plus 0.65% (approximately 2.06% to 2.07%, depending on the term of the borrowings at December 31, 2002). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. The line of credit expires on December 3, 2003.

        There were no balances outstanding on the line of credit and the Company was in compliance with all applicable financial covenants and restrictions for the periods presented.

14.  Mandatorily Redeemable Convertible Preferred Stock:

        On June 28, 2000, Accord converted 3,693,761 mandatorily redeemable convertible preferred shares into common stock.

15.  Stockholders' Equity:

  Public Stock Offering:

        In February 2002, the Company completed a public offering in which it sold 8,050,000 shares of its common stock, including an over-allotment option of 1,050,000 shares exercised by the underwriters, at a price of $31.20 per share for net proceeds to the Company of approximately $237.5 million after underwriting discounts and commissions and expenses. The Company intends to use the net proceeds from this sale primarily for general corporate purposes, including working capital and capital expenditures, as well as for acquisitions of complementary businesses or technologies.

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

  Common Stock:

        As of December 31, 2002 and 2001, 2,861 and zero shares, respectively, of common stock were outstanding but subject to repurchase.

  Treasury Stock:

        As a result of the acquisition of PictureTel, the Company acquired 363,557 shares of treasury stock with an aggregate value of $11.2 million based on the market value of the Company's common stock on the date of the acquisition. During 2002, these shares were retired and reclassified as authorized and unissued.

  Share Repurchase Program:

        In June 2002, the Board of Directors approved a plan to repurchase up to 3.5 million shares of the Company's common stock in the open market or privately negotiated transactions. As of December 31, 2002, the Company has repurchased approximately 1,483,000 shares, for cash of $15.9 million, in the open market. During 2002, the Company retired and reclassified these shares of common stock as authorized and unissued.

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

        In 1996, the Board of Directors reserved 6,250,000 shares of common stock under its 1996 Stock Option Plan (the Plan) for issuance to employees and directors of the Company. An additional 15,000,000 shares have been reserved and approved by stockholders. The Plan supersedes the 1991 Stock Option Plan (91 Plan).

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

        In 1995, Accord reserved 5,087 shares of common stock under the 1995 Accord Networks Ltd. Stock Ownership and Option Plan dated March 29, 1995 for issuance to employees of Accord Networks Ltd. An additional 1,250,867 shares have been reserved. In the year 2000, the Accord Networks Ltd. 2000 Share Option Plan, the Accord Networks Ltd. Share Ownership and Option Plan (2000), and the Accord Networks, Ltd. 2000 Non-Employee Directors Option Plan were created with initial reserves of 229,875 shares, 229,875 shares and 61,300 shares, respectively. All of the Accord Networks Ltd. Plans were assumed by Polycom on February 28, 2001 pursuant to the Agreement and Plan of Merger and Reorganization dated as of December 5, 2000 as amended. All remaining option shares available for grant and subsequent cancellations of option shares under the Accord Networks Ltd. Plans expired or will expire as no additional option shares can be granted from the any of the Accord Networks Ltd. Plans subsequent to the merger.

        In addition, the Company assumed outstanding options upon the acquisitions of Atlanta Signal Processors, Inc. ("ASPI Plan"), PictureTel Corporation ("Acquisition Plan") and Circa Communications Ltd. ("Circa Plan"). During fiscal 2001, a total of approximately 2.0 million shares of the Company's common stock have been reserved for issuance under the assumed plans and the related options are included in the following table. No shares were reserved for issuance under the assumed plans in 2002.

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

        Activity under the above plans is as follows (in thousands, except share and per share data):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Exercise Price	Aggregate Price	Weighted Avg Exercise Price
Balances, December 31, 1999	719,848	10,631,718	$0.04-$31.94	$83,189	$7.82
Options reserved	3,959,750	—	—	—	—
Options granted	(5,060,392)	5,060,392	$23.46-$67.00	206,899	$40.89
Options exercised	—	(3,292,079)	$0.04-$27.84	(12,569)	$3.82
Options canceled	912,420	(912,420)	$0.04-$65.19	(14,411)	$15.79
Options expired	(67,000)	—	—	—	—

Balances, December 31, 2000	464,626	11,487,611	$0.04-$67.00	$263,108	$22.90
Options reserved	3,250,000	—	—	—	—
Options related to acquisitions	1,994,521	—	—	—	—
Options granted	(6,283,707)	6,283,707	$0.01-$37.29	164,990	$26.22
Options exercised	—	(2,399,381)	$0.01-$33.50	(13,442)	$5.88
Options canceled	2,232,760	(2,232,760)	$0.01-$67.00	(90,655)	$41.06
Options expired	(625,321)	—	—	—	—

Balances, December 31, 2001	1,032,879	13,139,177	$0.01-$67.00	$324,001	$24.66
Options reserved	4,000,000	—	—	—	—
Options granted	(4,226,020)	4,226,020	$6.83-$36.17	53,630	$12.69
Options exercised	—	(604,810)	$0.08-$33.50	(2,690)	$4.45
Options canceled	1,427,489	(1,427,489)	$3.03-$64.88	(40,278)	$28.09
Options expired	(194,683)	—	—	—	—

Balances, December 31, 2002	2,039,665	15,332,898	$0.01-$66.31	334,663	$21.85

        As of December 31, 2002, 2001 and 2000, 6,626,657, 4,224,324 and 2,725,647 outstanding options were exercisable at an aggregate average exercise price of $23.39, $21.32 and $8.07, respectively. Of these options that were exercisable, zero, zero and 109,083 as of December 31, 2002, 2001 and 2000, respectively, were unvested and, the shares received on exercise would be subject to repurchase.

        The options outstanding and currently exercisable by exercise price at December 31, 2002 are as follows:

	Options Outstanding			Options Currently Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01-$10.00	1,754,270	5.12	$5.41	1,083,751	$3.211
$10.10-$10.10	2,359,868	6.52	$10.10	0	$0.00
$10.21-$17.47	2,135,498	6.42	$15.19	1,449,506	$16.01
$17.88-$23.06	1,315,465	5.85	$21.13	291,556	$21.51
$23.25-$23.50	2,614,583	5.46	$23.50	1,044,289	$23.49
$23.62-$32.01	2,179,453	7.78	$30.60	940,308	$30.01
$32.06-$35.71	2,005,461	7.25	$34.30	1,228,498	$34.29
$35.89-$65.00	964,600	7.61	$46.01	586,746	$46.13
$65.19-$66.31	3,700	7.75	$65.22	2,003	$65.22

	15,332,898	6.45	$21.85	6,626,657	$23.39

        The weighted average fair value of options granted pursuant to the Plans were $7.52, $14.44 and $23.36 in 2002, 2001 and 2000, respectively. The fair value of each option grant is estimated on the date of grant using the multiple options approach with the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000
Risk-free interest rate	3.27%	4.31%	6.00%-6.24%
Expected life (yrs)	1.0	0.5	0.5
Expected dividends	—	—	—
Expected volatility	0.9	0.9	0.5-0.9

        The Company has also estimated the fair value of purchase rights issued under the Employee Stock Purchase Plan. Rights under this plan were also evaluated using the Black-Scholes option-pricing model. Purchase periods occur twice yearly and each effectively contains a 6-month option.

        The weighted average fair value of purchase rights granted pursuant to the Employee Stock Purchase Plan in 2002, 2001 and 2000 was $14.73, $17.47 and $5.73, respectively. The fair value of each purchase right is estimated with the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000
Risk-free interest rate	3.27%	4.31%	6.02%
Expected life (yrs)	0.5	0.5	0.5
Expected dividends	—	—	—
Expected volatility	0.9	0.9	0.9

  Unearned Stock-based Compensation:

        In connection with the acquisitions of Circa and ASPI, the Company recorded unearned stock-based compensation costs for unvested stock options assumed by the Company totaling $1.5 million which is being recognized over the vesting period of the options. In connection with certain stock option grants during 1999, the Company recorded unearned stock-based compensation cost totaling $2.4 million which is being recognized over the vesting period of the related options of three years. Amortization expense associated with unearned stock compensation totaled $544,000, $557,000 and $845,000 in 2002, 2001 and 2000, respectively.

        Approximately $127,000, $343,000 and $498,000 of unearned stock based compensation was reversed in 2002, 2001 and 2000, respectively, upon cancellation of unvested stock option grants resulting from termination of certain employees.

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

  Preferred Share Rights Purchase Plan:

        In July 1998, the Board of Directors approved a Preferred Shares Rights Agreement, which the Board amended in March 2001 (the "Rights Agreement"). The Rights Agreement is intended to protect stockholders' rights in the event of an unsolicited takeover attempt. It will not interfere with a transaction approved by the Board of Directors. Upon becoming exercisable, each right entitles stockholders to buy 1/1000 of a share of Series A Preferred Stock of the Company at an exercise price of $400.00, subject to adjustment. The rights will be exercisable only if a person or a group (an "Acquiring Person") acquires or announces a tender or exchange offer to acquire 20% or more of the Company's common stock.

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

16.  Employee Benefits Plans:

  401(k) Plans:

        The Company has a 401(k) Plan (the Polycom 401(k) Plan), which covers the majority of employees in the United States. Each eligible employee may elect to contribute to the Polycom 401(k)

Plan, through payroll deductions, up to 20% of their compensation, subject to current statutory limitations. The Company does not offer its own stock as an investment option in the Polycom 401(k) Plan. The Company, at the discretion of the Board of Directors, may make matching contributions to the Polycom 401(k) Plan. Beginning with fiscal year 2000 the Company matched in cash 50% of the first 3% of compensation employees contribute to the Polycom 401(k) Plan, up to a maximum of $500 per participating employee per year. For fiscal year 2001 and 2002, the maximum Company cash match has been increased to $1,000 and $1,500, respectively, per participating employee per year.

        The Company also had a 401(k) Plan which arose from the acquisition of Accord (the Accord 401(k) Plan), which covers substantially all Accord employees in the United States. Each eligible employee may elect to contribute to the Accord 401(k) Plan, through payroll deductions, up to 15% of their compensation, subject to current statutory limitations. The Company, at the discretion of the Board of Directors, may make matching contributions to the Accord 401(k) Plan but had not done so through 2000. In connection with the acquisition of Accord, the Accord 401(k) Plan terminated in 2001. Beginning April 2, 2001, all eligible former Accord employees may elect to participate in the Polycom 401(k) Plan.

        The Company also had a defined contribution profit sharing plan incorporating features under Section 401(k) of the Internal Revenue Code, which arose from the acquisition of PictureTel (the PictureTel Plan), which covered substantially all PictureTel employees. In connection with the acquisition of PictureTel, the PictureTel Plan terminated in 2001. Beginning January 1, 2002 all eligible former PictureTel employees may elect to participate in the Polycom 401(k) Plan.

        The Company's contributions to the Polycom 401(k) Plan and the Accord 401(k) Plan totaled approximately $956,000, $433,000 and $183,000 in fiscal 2002, 2001 and 2000, respectively.

  Employee Stock Purchase Plan:

        Under the Employee Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during offering periods of up to a maximum of 24 months with purchase dates approximately every six months (each January and July). The Company has reserved 2,500,000 shares of common stock for issuance under the plan. Shares are purchased through employees' payroll deductions, up to a maximum of 15% of employees' compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the date of the employee's entrance to the offering period or the purchase date. No participant may purchase more than 3,000 shares or $25,000 worth of common stock in any one calendar year. During 2002, 2001 and 2000, 283,858, 170,250 and 223,094 shares were purchased at average per share prices of $14.31, $22.74 and $10.90, respectively. At December 31, 2002 there were 1,203,086 shares available to be granted under this plan.

  Other Benefit Plans:

        Under Israeli labor laws and agreements the Company is required to pay severance pay upon dismissal of an employee of the Company's Israeli subsidiaries or upon termination of employment in specified circumstances. The Company's severance pay for its employees in Israel, based upon length of service and the latest monthly salary (one month's salary for each year worked), is mainly covered by purchased managerial insurance policies. The value of these policies is recorded as an asset in the consolidated balance sheets. The net amount of severance pay charged against income totaled approximately $1,124,000, $977,000 and $739,000 in 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001 severance pay funded included in other assets was approximately $1,743,000 and $1,183,000, respectively, and accrued severance pay included in long-term liabilities was approximately $3,078,000 and $2,035,000, respectively.

        The Company is also contributing funds on behalf of its Israeli employees to an individual insurance policy. This policy provides a combination of savings plan, insurance and severance pay benefits to the insured employee. It provides for payments to the employee upon retirement or death and secures a substantial portion of the severance pay, if any, to which the employee is legally entitled upon termination of employment. Each participating employee contributes an amount equal to 5.0% of the employee's base salary, and the employer contributes between 13.3% and 15.8% of the employee's base salary. All of the Company's full-time Israeli employees participate in this benefit package. The net amount of insurance expense charged against income totaled approximately $383,000, $361,000 and $297,000 in 2002, 2001 and 2000, respectively. The Company also provides some employees with an education fund, to which each participating employee contributes an amount equal to 2.5% of the employee's base salary, and the employer contributes an amount equal to 7.5% of the employee's base salary. Education fund expenses charged against income totaled approximately $439,000, $402,000, and $312,000 in 2002, 2001 and 2000, respectively.

17.  Income Taxes:

        Income tax expense consists of the following (in thousands):

	Year ended December 31,
	2002	2001	2000
Current
U. S. Federal	$7,445	$13,353	$24,955
Foreign	3,696	1,641	855
State and local	929	2,500	4,212

Total current	12,070	17,494	30,022

Deferred
U. S. Federal	(1,166)	(2,196)	(5,423)
Foreign	(252)	(34)	(15)
State and local	(502)	(524)	(337)

Total deferred	(1,920)	(2,754)	(5,775)

Income tax expense	$10,150	$14,740	$24,247

        The sources of income (loss) before the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
United States	$(4,600)	$(21,960)	$60,498
Foreign	41,510	9,000	1,212

Income (loss) before provision for income taxes	$36,910	$(12,960)	$61,710

        The Company's tax provision differs from the provision computed using statutory tax rates as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
Federal tax at statutory rate	$12,919	$(4,536)	$21,590
State taxes, net of federal benefit	977	(492)	2,401
Nondeductible expenses	671	3,451	729
In-process research and development and goodwill amortization	—	21,633	—
Tax exempt interest	(130)	(1,260)	(1,242)
Foreign income at tax rates different than U.S. rates	(3,666)	(2,660)	—
Research and development tax credit	(1,447)	(1,650)	(1,162)
Other	826	254	1,931

Tax provision	$10,150	$14,740	$24,247

        The tax effects of temporary differences that give rise to the deferred tax assets are presented below (in thousands):

	2002	2001
Property and equipment, net, principally due to differences in depreciation	$6,612	$5,323
Inventory	7,992	10,781
Restructuring reserves	13,402	11,541
Other reserves	20,199	28,445
Net operating and capital loss carryforwards	22,394	3,181
Tax credit carryforwards	13,084	9,894
Investments	4,285	3,883

Deferred tax asset	87,968	73,048
Acquired intangibles	(4,735)	(7,923)

Net deferred tax asset	$83,233	$65,125

        As of December 31, 2002, the Company has tax net operating loss carryforwards, tax credit carryovers and capital loss carryovers of approximately $61.0 million, $13.1 million and $3.8 million, respectively. These net operating loss carryforwards, tax credit carryforwards and capital loss carryforwards begin to expire in 2013, 2007 and 2007, respectively. A portion of the future utilization of the Company's carryforwards are subject to certain limitations due to a change in ownership that occurred in 1998 and 2001. Deferred tax assets of approximately $26.1 million as of December 31, 2002 pertain to certain net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options.

        The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 31, 2002, the cumulative amount of earnings upon which U.S. income tax has not been provided is approximately $67.4 million.

        Tax benefits of $1.8 million in 2002 and $12.5 million in 2001 associated with the exercise of employee stock plans were added to stockholders equity.

        The Company has been granted a beneficial tax status by the Israeli tax authorities for income earned in Israel. Under the terms, the Company is eligible for significant tax rate reductions for several years following the first year in which the Company has Israeli taxable income after consideration of tax losses carried forward. The Company to date has realized tax savings of approximately $3.7 million.

The reduced tax rates, as well as other tax benefits, are conditional upon the Company fulfilling the terms stipulated under the Israeli law for the Encouragement of Capital Investments of 1959. Failure to comply with these conditions may result in cancellation of the benefits in whole or in part.

18.  Business Segment Information:

        Polycom is a leading global provider of a line of high-quality, easy-to-use communications equipment that enables enterprise users to more effectively conduct video, voice, data and web communications. Polycom's offerings are organized along five product lines; Video Communications, Voice Communications, Network Systems, Network Access Products and Services. For reporting purposes the Company aggregates Video Communications and Voice Communications into one segment named Communications and reports Network Systems and Network Access as separate segments. Services is allocated amongst Communications and Network Systems as it does not meet the disclosure thresholds for separate segment reporting. The segments were determined in accordance with how management views and evaluates Polycom's business and based on the aggregation criteria as outlined in SFAS131. Segment financial data for the years ended December 31, 2001 and 2000 have been adjusted to reflect these segments. A description of the types of products and services provided by each reportable segment is as follows:

  Communications Segment

  Communications products include videoconferencing collaboration products and network management software that facilitate high-quality video communications, desktop, conference, analog, digital and IP voice communications products that enhance business communication and a wide range of service and support offerings to our resellers and directly to some end-user customers. Our communication service offerings include: integration services consisting of consulting, education, design and project management services; consulting services consisting of planning and needs analysis for end-users; design services, such as room design and custom solutions, providing customized videoconferencing solutions to meet each end-user's unique requirements; and project management, installation and training which provide end-users with effective implementation of videoconferencing systems.

  Network Systems Segment

  Network Systems products provide a broad range of video, voice and data conferencing and collaboration capabilities to businesses, telecommunications service providers, and governmental and educational institutions. Our recently introduced MGC-25 and our existing MGC-50 and MGC-100 media servers provide seamless network connectivity across packet-based broadband networks and traditional circuit-switched networks for both video and voice multipoint conferencing. The advanced transcoding capabilities of our MGC systems enable reliable and optimal communication among end-points with different video, voice and data parameters and bandwidth capabilities. In addition, the MGC products combine fully featured voice conferencing and fully featured video conferencing on the same platform supported by a common management system.

  Our GW-25 and GW-45 gateways move and translate traffic effectively and securely from one network type to another and also include a Checkmark registered firewall capability for secure video communications across IP networks.

  Our line of network systems products also includes the PathNavigator call processing server and WebOffice, a web-conferencing software application. PathNavigator offers powerful network management capabilities that simplify the use of enterprise video throughout a converged network, ensures reliability and security and effectively manages network bandwidth. WebOffice provides a web-based virtual office, enabling users to conduct online meetings, or share documents, applications or desktops in a secure, interactive environment on an ad-hoc or scheduled basis. WebOffice users can also conduct Instant Message sessions with colleagues and launch voice and video conferencing from their WebOffice browser.

  To assist our end-user customers in implementing and managing their network systems products, we offer a portfolio of additional professional and maintenance services. For the on-going support of our end-user customers' network systems, we provide premium warranty plans and maintenance services, including telephone support, parts exchange, on-site assistance and direct access to our support engineers for real-time troubleshooting of our products. Our services are sold both directly to end-user customers and through our resellers.

  Network Access Segment

  Network access products that consisted of our NetEngine family of integrated access devices ("IADs") and routers that enabled enterprise customers to access broadband and VoB services. The Company sold this segment to Verilink Corporation in January 2003. See Note 20 to Notes to Consolidated Financial Statements.

        The three reportable segments disclosed in these consolidated financial statements are based on Polycom's organization structure and the aggregation criteria as defined in SFAS 131. Future changes to this organizational structure or the business may result in changes to the reportable segments disclosed.

Segment Revenue and Profit

        The accounting policies used to derive reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements. A significant portion of each segment's expenses arise from shared services and infrastructure that Polycom has historically allocated to the segments in order to realize economies of scale and to use resources efficiently. These expenses include, sales and marketing, information technology services, facilities and other infrastructure costs.

Segment Data

        The results of the reportable segments are derived directly from Polycom's management reporting system. The results are based on Polycom's method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution margin.

        Asset data, with the exception of inventory, is not reviewed by management at the segment level. All of the products and services within the respective segments are generally considered similar in nature, and therefore a separate disclosure of similar classes of products and services below the segment level is not presented.

        Financial information for each reportable segment was as follows as of and for the fiscal years ended December 31, 2002, 2001 and 2000 (in thousands):

	Communications	Network Systems	Network Access	Total
2002:
Net revenue	$365,582	$86,559	$13,818	$465,959
Contribution margin	69,503	30,324	(9,655)	90,172
Inventory	26,942	3,182	2,184	32,308
2001:
Net revenue	$283,783	$83,049	$16,357	$383,189
Contribution margin	79,029	30,492	(18,847)	90,674
Inventory	32,243	4,527	11,403	48,173
2000:
Net revenue	$301,374	$42,252	$29,928	$373,554
Contribution margin	101,568	7,709	(5,066)	104,211
Inventory	29,246	7,206	13,519	49,971

        Segment contribution margin includes all product line segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs, sales and marketing expenses and some infrastructure costs such as facilities and IT costs. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include general and administrative costs, such as legal and accounting, acquisition-related costs, charges for in-process research and development, amortization of purchased intangible assets and goodwill, restructure costs, grant repayments, litigation settlement, litigation reserve release, interest income, net, loss on strategic investments, other income (expense), net and provision for income taxes.

        The reconciliation of segment information to Polycom consolidated totals was as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Segment contribution margin	$90,172	$90,674	$104,211
Corporate and unallocated costs	(32,682)	(29,865)	(29,773)
Acquisition related-costs	(3,699)	(24,077)	(4,768)
Purchased in-process research and development charges	(900)	(52,642)	—
Amortization of purchased intangibles	(17,135)	(3,905)	—
Amortization of goodwill	—	(2,114)	—
Restructure costs	(1,657)	—	—
Grant repayment	—	—	(5,876)
Litigation settlement	257	—	(6,500)
Litigation reserve release	—	—	1,843
Interest income, net	9,492	12,755	8,419
Loss on strategic investments	(7,465)	(3,178)	(5,854)
Other income (expense), net	527	(608)	8
Provision for taxes	(10,150)	(14,740)	(24,247)

Total net income (loss)	$26,760	$(27,700)	$37,463

        The Company's net revenues are substantially denominated in U.S. dollars and are summarized as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
United States	$261,921	$242,055	$245,373
Canada	6,239	2,812	7,054

Total North America	268,160	244,867	252,427

Europe, Middle East and Africa	101,963	72,887	70,602
Asia	84,111	58,394	42,120
Caribbean and Latin America	11,725	7,041	8,405

Total international	197,799	138,322	121,127

Total net revenue	$465,959	$383,189	$373,554

        The percentage of total net revenues for the Video Communications, Voice Communications, Network Systems, Network Access Products and iPower-related Service were as follows:

	Year ended December 31,
	2002	2001	2000
Video Communications	56%	53%	58%
Voice Communications	16%	19%	23%
Network Systems	19%	22%	11%
Network Access Products	3%	4%	8%
iPower-related Service	6%	2%	—

Total net revenue	100%	100%	100%

        No customer accounted for more than 10% of the Company's net revenues in 2002, 2001 or 2000.

        The Company's fixed assets, net of accumulated depreciation, are located in the following geographical areas (in thousands):

	December 31,
	2002	2001
North America	$23,888	$23,758
Israel	2,716	2,976
Europe, Middle East and Africa	1,177	1,609
Other	647	602

Total	$28,428	$28,945

19.  Net Income (Loss) Per Share Disclosures:

        In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Year ended December 31,
	2002	2001	2000
Numerator—basic and diluted net income (loss) per share
Net income (loss)	$26,760	$(27,700)	$37,463

Denominator—basic net income (loss) per share
Weighted average common stock outstanding	100,121	85,213	75,807
Treasury shares	(794)	(73)	—
Shares subject to repurchase	(3)	(17)	(543)

Total shares used in calculation of basic net income (loss) per share	99,324	85,123	75,264

Basic net income (loss) per share	$0.27	$(0.33)	$0.50

Denominator—diluted net income (loss) per share
Denominator—basic net income (loss) per share	99,324	85,123	75,264
Effect of dilutive securities:
Common stock options	1,369	—	6,035
Shares subject to repurchase	3	—	543
Convertible warrants and preferred stock	—	—	1,986
Total shares used in calculation of diluted net income (loss) per share	100,696	85,123	83,828

Diluted net income (loss) per share	$0.27	$(0.33)	$0.45

        In 2001, options to purchase 2,998,580 shares of common stock on a weighted average basis have not been included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

        In 2002, 2001 and 2000, 10,949,063, 4,635,424 and 864,887 options, respectively, on a weighted average basis were excluded from the computation of earnings per share, since the option exercise price was greater than the average market price of the common shares for the period.

20.  Subsequent Event (Unaudited):

        In January 2003, the Company sold to Verilink Corporation ("Verilink"), certain fixed assets and intellectual property rights relating to Polycom's network access product line, including Polycom's line of NetEngine integrated devices, for a total of up to $3.0 million in cash, of which (i) $1.0 million was paid to Polycom at closing, (ii) $0.25 million will be paid to Polycom on the first anniversary of the closing, and (iii) up to $1.75 million will be paid to Polycom quarterly based on ten percent of Verilink's revenues related to the sale of NetEngine products. Concurrent with the closing, certain of our employees joined Verilink. Verilink has also agreed to purchase Polycom's existing NetEngine-related inventories, with a book value of approximately $1.9 million as of the closing date, on an as needed basis. Additionally, in connection with the sale, Polycom entered into a license agreement with Verilink pursuant to which Verilink granted to Polycom a license to use and further develop the network access technology related to the NetEngine product line. The Company has agreed not to compete with Verilink in the network access market for a period of three years.

POLYCOM, INC.
SUPPLEMENTARY FINANCIAL DATA
(Unaudited)
(in thousands, except per share amounts)

	2001				2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$96,217	$84,470	$82,454	$120,048	$134,511	$124,954	$106,033	$100,461
Gross profit	$55,313	$48,105	$47,118	$65,906	$75,474	$70,057	$59,491	$58,225
Net income (loss)	$6,445	$6,335	$9,875	$(50,355)	$14,508	$5,633	$3,484	$3,135
Basic net income (loss) per share	$0.08	$0.08	$0.12	$(0.56)	$0.15	$0.06	$0.03	$0.03
Diluted net income (loss) per share	$0.08	$0.07	$0.11	$(0.56)	$0.14	$0.06	$0.03	$0.03

        All historical financial information has been restated to reflect the acquisitions that were accounted for as a pooling of interests.

S-1

FINANCIAL STATEMENT SCHEDULE—SCHEDULE II
POLYCOM, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Year	Additions		Deductions	Balance at End of Year
Year ended December 31, 2002
Allowance for doubtful accounts	$4,816	$3,213		$(3,589)	$4,440
Year ended December 31, 2001
Allowance for doubtful accounts	$2,588	$3,997	(a)	$(1,769)	$4,816
Year ended December 31, 2000
Allowance for doubtful accounts	$1,642	$1,739		$(793)	$2,588

(a)
Additions for allowance for doubtful accounts of $3.0 million include amounts acquired through the PictureTel and ASPI acquisitions. See Note 3 of Notes to the Consolidated Financial Statements.

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
2.4
Asset Purchase Agreement, dated as of January 28, 2003, by and between Polycom, Inc. and Verilink Corporation (which is incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed with the Commission on February 12, 2002.
3.1(1)	Restated Certificate of Incorporation of Polycom, Inc.
3.2	Amended and Restated Bylaws of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 12, 2001).
4.1	Reference is made to Exhibits 3.1 and 3.2.
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
10.1*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's 1996 S-1).
10.2(1)*	The Registrant's 1996 Stock Incentive Plan, as amended, and forms of agreements thereunder.
10.3*	The Registrant's 1996 Employee Stock Purchase Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.4 to the Registrant's 1996 S-1).
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
10.14
Amendment No. 1 to Lease by and between the Registrant and WJT, LLC, dated October 5, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 1, 2002).
10.15
PictureTel Corporation 1998 Acquisition Stock Option Plan and form of Non-Statutory Stock Option (which are incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-72544) filed with the Commission on October 31, 2001).
10.16*
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
10.18
Lease Agreement by and between PictureTel Corporation and 100 Minuteman Limited Partnership, dated October 10, 1995, as amended, regarding the space located at 100 Minuteman Rd., Andover, Massachusetts (which is incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 1, 2002).
10.19(1)*	Amended Summary and Rescission of Arrangement between the Registrant and Robert C. Hagerty.
21.1(1)	Subsidiaries of the Registrant.
23.1(1)	Consent of Independent Accountants.
24.1(1)	Power of Attorney (included on page 64 of this Annual Report on Form 10-K).

*
Indicates management contract or compensatory plan or arrangement.

(1)
Filed herewith.

QuickLinks

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OTHER FACTORS AFFECTING FUTURE OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
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