Form 10-Q
period 2003-03-31
POLYCOM INC
filed 2003-05-13
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

COMMISSION FILE NUMBER 000-27978

POLYCOM, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3128324
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

4750 WILLOW ROAD, PLEASANTON, CA.	94588
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code, is (925) 924-6000)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

There were 98,820,966 the Company’s Common Stock, par value $.0005, outstanding on April 30, 2003.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

PART 1  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$145,389	$155,191
Short-term investments	28,729	38,670
Trade receivables, net of allowance for doubtful accounts of $3,276 at March 31, 2003 and $4,440 at December 31, 2002	59,353	65,470
Inventories	28,083	32,308
Deferred taxes	29,725	29,787
Prepaid expenses and other current assets	19,694	16,622
Total current assets	310,973	338,048
Property and equipment, net	29,038	28,428
Long-term investments	338,858	319,147
Goodwill	299,929	300,039
Purchased intangibles, net	28,429	32,827
Deferred taxes	53,343	53,446
Other assets	8,611	4,939
Total assets	$1,069,181	$1,076,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$33,551	$29,788
Accrued payroll and related liabilities	7,289	7,540
Taxes payable	44,052	44,338
Deferred revenue	16,936	16,950
Other accrued liabilities	31,133	36,519
Total current liabilities	132,961	135,135

Long-term liabilities	36,886	37,996
Total liabilities	169,847	173,131

Stockholders’ equity
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; Issued and outstanding: One at March 31, 2003 and December 31, 2002, respectively	—	—
Common stock, $0.0005 par value; Authorized: 175,000,000 shares; Issued and outstanding: 98,802,278 shares at March 31, 2003 and 98,987,386 shares at December 31, 2002	50	50
Additional paid-in capital	864,908	866,044
Cumulative other comprehensive income	1,908	2,152
Unearned stock-based compensation	(479)	(573)
Retained earnings	32,947	36,070
Total stockholders’ equity	899,334	903,743
Total liabilities and stockholders’ equity	$1,069,181	$1,076,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2003	March 31, 2002
Net revenues	$92,920	$132,255
Cost of net revenues	38,633	53,482
Gross profit	54,287	78,773

Operating expenses:
Sales and marketing	26,664	23,203
Research and development	19,820	18,845
General and administrative	7,732	7,793
Acquisition-related costs	73	1,193
Amortization of purchased intangibles	4,398	3,928
Restructure costs	703	—
Litigation settlement	—	(257)
Total operating expenses	59,390	54,705
Operating income (loss)	(5,103)	24,068

Interest income, net	2,433	1,811
Loss on strategic investments	(215)	(583)
Other income (expense), net	(194)	33
Income (loss) from continuing operations before provision for (benefit from) income taxes	(3,079)	25,329
Provision for (benefit from) income taxes	(838)	6,577
Income (loss) from continuing operations	(2,241)	18,752
Loss from discontinued operations, net of taxes	(676)	(4,244)
Gain from sale of discontinued operations, net of taxes	497	—
Net income (loss)	$(2,420)	$14,508

Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.02)	$0.19
Loss per share from discontinued operations, net of taxes	(0.01)	(0.04)
Gain per share from sale of discontinued operations, net of taxes	0.01	—
Basic net income (loss) per share	$(0.02)	$0.15

Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.02)	$0.18
Loss per share from discontinued operations, net of taxes	(0.01)	(0.04)
Gain per share from sale of discontinued operations, net of taxes	0.01	—
Diluted net income (loss) per share	$(0.02)	$0.14

Weighted average shares outstanding for basic net income (loss) per share calculation	99,312	97,860

Weighted average shares outstanding for diluted net income (loss) per share calculation	99,312	100,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2003	March 31, 2002
Cash flows from operating activities:
Net income (loss)	$(2,420)	$14,508

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain from sale of discontinued operations, net of taxes	(497)	—
Depreciation and amortization	3,967	3,456
Amortization of purchased intangibles	4,398	3,928
Provision for doubtful accounts	447	1,271
Provision for excess and obsolete inventories	261	3,515
Tax benefit from exercise of stock options	151	1,155
Amortization of unearned stock-based compensation	94	151
Loss on strategic investments	215	583
Changes in assets and liabilities:
Trade receivables	5,670	(4,373)
Inventories	3,964	6,435
Deferred taxes	—	257
Prepaid expenses and other current assets	(2,546)	(4,928)
Accounts payable	3,763	6,168
Taxes payable	(572)	3,603
Other accrued liabilities	(6,893)	(12,205)
Net cash provided by operating activities	10,002	23,524
Cash flows from investing activities:
Purchases of property and equipment	(4,808)	(3,622)
Purchase of licensed technology	(3,528)	—
Purchases of investments	(227,585)	(115,772)
Proceeds from sale and maturity of investments	217,629	39,198
Proceeds from sale of discontinued operations	1,000	—
Purchase of convertible note receivable	(522)	—
Purchase of trade name	—	(250)
Net cash used in investing activities	(17,814)	(80,446)
Cash flows from financing activities:
Proceeds from stock offering, net of issuance costs	—	237,541
Proceeds from issuance of common stock under employee option and stock purchase plans	2,421	3,433
Purchase of treasury stock	(4,411)	—
Net cash provided by (used in) financing activities	(1,990)	240,974
Net increase (decrease) in cash and cash equivalents	(9,802)	184,052
Cash and cash equivalents, beginning of period	155,191	126,832
Cash and cash equivalents, end of period	$145,389	$310,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2003, the condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002 and condensed consolidated statements of cash flows for the three months ended March 31, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

On September 27, 2002, the Company changed its fiscal year from a 52-53 week fiscal year ending on the Sunday closest to December 31, to a fiscal year ending on December 31. Accordingly, the Company’s fiscal quarters will end on the last day of the calendar quarter, or March 31, June 30, September 30 and December 31. This change was effective beginning with the fiscal quarter ended September 30, 2002. For the three months ended March 31, 2002, the Company used a 52-53 week fiscal year, however the period ended on March 31.

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year’s format.

2.                                      RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, (SFAS 145) “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS 145 rescinds SFAS No. 4, (SFAS 4) ”Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. We adopted SFAS 145 effective January 1, 2003 and the adoption did not have a material effect on our results of consolidated operations, financial condition or cash flows.

In June 2002, the FASB issued SFAS No. 146, (SFAS 146) “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS 144 or with exit or restructuring activities previously covered by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS 146 was applied prospectively to exit or disposal activities that were initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on our results of consolidated operations, financial condition or cash flows.

In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. We have applied the recognition provisions of FIN 45 to guarantees issued after January 1, 2003. The adoption of FIN 45 did not have a material impact on our results of consolidated operations, financial condition or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our results of consolidated operations, financial condition or cash flows.

In December 2002, the FASB issued SFAS No. 148, (SFAS 148) “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. We have adopted the disclosure requirements in these interim financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect FIN 46 to have a material effect on our results of consolidated operations, financial condition or cash flows.

3.                                      DISCONTINUED OPERATIONS

In January 2003, the Company sold to Verilink Corporation (“Verilink”) certain fixed assets and intellectual property rights relating to Polycom’s network access product line, including Polycom’s line of NetEngine integrated devices, for a total of up to $3.0 million in cash, of which (i) $1.0 million was paid to Polycom at closing, (ii) $0.25 million will be paid to Polycom on the first anniversary of the closing, and (iii) up to $1.75 million will be paid to Polycom quarterly based on ten percent of Verilink’s revenues related to the sale of NetEngine products. Concurrent with the closing, certain of our employees joined Verilink. Verilink has also agreed to purchase Polycom’s existing NetEngine-related inventories, with a book value of approximately $1.9 million as of the closing date, on an as needed basis. As of March 31, 2003, Verilink had purchased $0.7 million of NetEngine-related inventories, leaving a balance of $1.2 million classified as assets held for sale which is included in Other Assets on the condensed consolidated balance sheet. Additionally, in connection with the sale, Polycom entered into a license agreement with Verilink pursuant to which Verilink granted to Polycom a license to use and further develop the network access technology related to the NetEngine product line. The Company has agreed not to compete with Verilink in the network access market for a period of three years. For the three months ended March 31, 2003, Verilink has agreed to pay $0.2 million related to ten percent of Verilink’s revenues related to the sale of NetEngine products during this period. This amount will be paid in the second quarter of 2003.

The Company’s condensed consolidated financial statements reflect its network access product line as discontinued operations in accordance with SFAS 144. The results of operations of the Company’s network access product line have been classified as discontinued, and prior periods have been reclassified, including the reallocation of general overhead charges to the Company’s two remaining reporting segments. The Company recorded an after-tax gain of $0.5 million as a result of this transaction. The Company may record additional quarterly gains related to the sale of this product line as Verilink remits ten percent of its quarterly revenues from the sale of NetEngine products subject to a maximum amount of $1.75 million.

The following table shows the results of operations of the Company’s network access product line (in thousands):

	Three Months Ended
	March 31, 2003(a)	March 31, 2002
Net revenues	$577	$2,256
Cost of net revenues	796	5,555
Gross loss	(219)	(3,299)

Operating expenses:
Sales and marketing	145	624
Research and development	700	1,395
Total operating expenses	845	2,019
Operating loss	(1,064)	(5,318)
Benefit from income taxes	388	1,074
Net loss	$(676)	$(4,244)

(a) Includes operations from January 1, 2003 to January 28, 2003, the transaction closing date.

The following table shows the components of the gain from sale of discontinued operations (in thousands):

Three Months Ended
March 31, 2003

Proceeds	$1,453
Net book value of assets and liabilities sold	(442)
Costs of disposition	(228)

Gain on sale before taxes	783
Taxes	(286)

Gain from sale of discontinued operations, net of taxes	$497

4.                                      INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates the first-in, first-out (“FIFO”) method. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$1,029	$1,111
Work in process	499	221
Finished goods	26,555	30,976
	$28,083	$32,308

5.                                      GUARANTEES

Warranty

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

Changes in the warranty obligation, which is included as a component of “Other Accrued Liabilities” on the condensed consolidated balance sheets, during the period are as follows (in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2002
Balance at beginning of period	$10,224	$9,123
Accruals for warranties issued during the period	762	2,205
Actual warranty expenses	(2,233)	(1,175)
Balance at end of period	$8,753	$10,153

Changes in deferred service revenue, which is included as a component of "Deferred Revenue" on the condensed consolidated balance sheets, during the period are as follows (in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2002
Balance at beginning of period	$16,463	$17,906
Additions to deferred service revenue	6,295	8,285
Amortization of deferred service revenue	(6,327)	(6,102)
Balance at end of period	$16,431	$20,089

The Company is unable to provide the cost of its extended warranty programs as its internal financial reporting systems did not track this information at this level of detail in the first quarter of 2003 or 2002.

Indemnifications to Verilink Corporation (“Verilink”)

In connection with the sale of the network access product line to Verilink, the Company indemnified Verilink for various matters. The Company believes the estimated fair value of these indemnifications are not material.

Officer and Director Indemnifications

As permitted or required under Delaware law and to the maximum extent allowable under that law, the Company has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner that a person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal.

Other Indemnifications

As is customary in the Company’s industry, as provided for in local law in the U.S. and other jurisdictions, the Company’s standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of our products and services. In addition, from time to time the Company also provides protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations. In the Company’s experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

6.                                      OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

	March 31, 2003	December 31, 2002

Accrued expenses	$4,237	$6,586
Short-term restructuring reserves	8,119	7,975
Warranty obligations	8,753	10,224
Inventory purchase commitment	3,199	3,359
Sales tax payable	4,649	4,597
Employee stock purchase plan withholding	357	2,135
Other accrued liabilities	1,819	1,643
	$31,133	$36,519

The inventory purchase commitment was a PictureTel liability that the Company assumed as part of the acquisition of that entity in October 2001, and represents a commitment to purchase inventory volumes manufactured by a third-party vendor in excess of what the Company estimates it can sell.

7.                                      PUBLIC STOCK OFFERING

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

8.                                      BANK LINE OF CREDIT

The Company has available a $25 million revolving line of credit with a bank under an agreement dated November 15, 2001. Borrowings under the line are unsecured and bear interest at the bank’s prime rate (4.25% at March 31, 2003) or at the London interbank offered rate (LIBOR) plus 0.65% (approximately 1.95% to 1.94%, depending on the term of the borrowings at March 31, 2003). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels and other related items. The line of credit expires on December 3, 2003. There were no balances outstanding on the line of credit and the Company was in compliance with all applicable financial covenants and restrictions for the periods presented.

9.                                      COMPUTATION OF NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER SHARE

Basic net income (loss) from continuing operations per share is computed by dividing net income (loss) from continuing operations by the weighted average number of common shares outstanding for the period less the weighted average shares of treasury stock and common stock subject to repurchase. Diluted net income (loss) from continuing operations per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and warrants outstanding, or the conversion of preferred stock to common stock and shares of common stock subject to repurchase. Common equivalent shares (including shares issued under the Stock Option Plan which are subject to repurchase) are excluded from the computation of fully diluted net income (loss) from continuing operations per share when their effect is antidilutive.

A reconciliation of the numerator and denominator of basic and diluted net income (loss) from continuing operations per share is provided as follows (in thousands except per share amounts):

	Three Months Ended
	March 31, 2003	March 31, 2002

Numerator—basic and diluted net income (loss) from continuing operations per share:
Net income (loss) from continuing operations	$(2,241)	$18,752
Denominator—basic net income (loss) from continuing operations per share
Weighted average common stock outstanding	99,312	98,223
Treasury shares	—	(363)
Total shares used in calculation of basic net income (loss) from continuing operations per share	99,312	97,860
Basic net income (loss) from continuing operations per share	$(0.02)	$0.19
Denominator—diluted net income (loss) from continuing operations per share:
Denominator—shares used in calculation of basic net income (loss) from continuing operations per share	99,312	97,860
Effect of dilutive securities:
Common stock options	—	2,555
Total shares used in calculation of diluted net income (loss) from continuing operations per share	99,312	100,415
Diluted net income (loss) from continuing operations per share	$(0.02)	$0.18

For the three months ended March 31, 2003 and 2002, approximately 13,853,000 and 5,703,000, respectively, of dilutive securities such as stock options and stock subject to repurchase were excluded from the denominator in the computation of net income (loss) from continuing operations per share, as their effect would be anti-dilutive.

10.                               STOCK BASED COMPENSATION

In accordance with SFAS No. 123, (SFAS 123) “Accounting for Stock-Based Compensation,” the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and Financial Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award.

The Company’s net income (loss) and basic and diluted net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2003	March 31, 2002
Net income (loss)—as reported	$(2,420)	$14,508
Less stock based compensation expense determined under fair value based method, net of tax effects	(5,771)	(16,532)

Net loss—pro forma	$(8,191)	$(2,024)

Basic net income (loss) per share—as reported	$(0.02)	$0.15
Basic net loss per share—pro forma	$(0.08)	$(0.02)
Diluted net income (loss) per share—as reported	$(0.02)	$0.14
Diluted net loss per share—pro forma	$(0.08)	$(0.02)

The impact on pro forma net loss and net loss per share in the table above may not be indicative of the effect in future years as options vest over several years and the Company continues to grant stock options to new and current employees.

11.                               BUSINESS SEGMENT INFORMATION

Polycom is a leading global provider of a line of high-quality, easy-to-use communications equipment that enables enterprise users to more effectively conduct video, voice, data and web communications. Polycom’s offerings are organized along four product lines; Video Communications, Voice Communications, Network Systems, and Services. For reporting purposes, the Company aggregates Video Communications and Voice Communications into one segment named Communications and reports Network Systems as a separate segment. Services are allocated amongst Communications and Network Systems as it does not meet the disclosure thresholds for separate segment reporting. The segments were determined in accordance with how management views and evaluates Polycom’s business and based on the aggregation criteria as outlined in SFAS 131. Segment financial data for the three months ended March 31, 2002 has been adjusted to reflect these segments. In 2002, the Company had a third reportable segment named Network Access. In January 2003, this product line was sold and has been accounted for as a discontinued operation for the three months ended March 31, 2003 and 2002. As such, Network Access is not being reported as a segment as of or for the three months ended March 31, 2003 and 2002. Future changes to this organizational structure or the business may result in changes to the reportable segments disclosed. A description of the types of products and services provided by each reportable segment is as follows:

Communications Segment

Communications products include: videoconferencing collaboration products and network management software that facilitate high-quality video communications; desktop, conference, analog, digital and IP voice communications products that enhance business communication; and a wide range of service and support offerings to our resellers and directly to some end-user customers. Our communication service offerings include: integration services consisting of consulting, education, design and project management services; consulting services consisting of planning and needs analysis for end-users; design services, such as room design and custom solutions, providing customized videoconferencing solutions to meet each end-user’s unique requirements; and project management, installation and training which provide end-users with effective implementation of videoconferencing systems.

Network Systems Segment

Network Systems products provide a broad range of video, voice and data conferencing and collaboration capabilities to businesses, telecommunications service providers, and governmental and educational institutions. Our media servers provide seamless network connectivity across packet-based broadband networks and traditional circuit-switched networks for both video and voice multipoint conferencing. Our gateways move and translate traffic effectively and securely from one network type to another and also include a Checkmark registered firewall capability for secure video communications across IP networks. Our line of network systems products also includes the PathNavigator call processing server and WebOffice, a web-conferencing software application. To assist our end-user customers in implementing and managing their network systems products, we offer a portfolio of additional professional and maintenance services.

Financial information for each reportable segment was as follows as of and for the three months ended March 31, 2003 and 2002 (in thousands):

	Communications	Network Systems	Total
For the three months ended March 31, 2003:
Net revenue	$76,000	$16,920	$92,920
Contribution margin	7,119	2,816	9,935
Inventory	23,381	4,702	28,083

For the three months ended March 31, 2002:
Net revenue	$109,210	$23,045	$132,255
Contribution margin	28,798	9,240	38,038
Inventory	33,427	4,796	38,223

Segment contribution margin includes all product line segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs, sales and marketing expenses and some infrastructure costs such as facilities and IT costs. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include general and administrative costs, such as legal and accounting, acquisition-related costs, amortization of purchased intangible assets, restructure costs, litigation settlement, interest income, net, loss on strategic investments, other income (expense), net and provision for (benefit from) income taxes.

The reconciliation of segment information to Polycom income (loss) from continuing operations was as follows (in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2002
Segment contribution margin	$9,935	$38,038
Corporate and unallocated costs	(9,864)	(9,106)
Acquisition related-costs	(73)	(1,193)
Amortization of purchased intangibles	(4,398)	(3,928)
Restructure costs	(703)	—
Litigation settlement	—	257
Interest income, net	2,433	1,811
Loss on strategic investments	(215)	(583)
Other income (expense), net	(194)	33
(Provision for) benefit from taxes	838	(6,577)
Income (loss) from continuing operations	$(2,241)	$18,752

The percentage of total net revenues for the Video Communications, Voice Communications, Network Systems and iPower-related services were as follows:

	Three Months Ended
	March 31, 2003	March 31, 2002
Video communications	56%	61%
Voice communications	20%	15%
Network systems	18%	17%
iPower-related services	6%	7%
Total net revenues	100%	100%

12.                               COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2002
Net income (loss)	$(2,420)	$14,508
Change in unrealized losses on investments	(244)	(3,136)
Change in foreign currency translation	—	82
Comprehensive income (loss)	$(2,664)	$11,454

13.                               INVESTMENTS

Short-term and long-term investments consist of U.S., state and municipal government obligations and foreign and domestic public corporate debt and equity securities, of which $0.2 million and $0.4 million was invested in certain publicly traded equity securities at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003 and December 31, 2002, short-term investments maturing within one year totaled approximately $28.7 million and $38.7 million, respectively, and long-term investments with maturities greater the one year totaled approximately $338.9 million and $319.1 million, respectively. All short and long-term investments are carried at fair value based on quoted market prices at the end of the reporting period, with unrealized gains and losses on these investments recorded as a component of stockholders’ equity. If these investments are sold at a loss or have permanently declined in value, a charge to operations is recorded. During the three months ended March 31, 2003 and 2002, the Company recorded a loss totaling $0.2 million and $0.6 million, respectively, related to the sale and/or write-down of its publicly traded equity securities.

For strategic reasons we have made various investments in private companies. The private company investments are carried at cost less any impairment write-downs and are recorded in “Other assets” in our condensed consolidated balance sheets. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary.  At December 31, 2002, these investments had no carrying value. We made an additional investment in a private company in the first quarter of 2003 which had a carrying value of $0.5 million as of March 31, 2003. This investment was not written down during the current quarter.

14.                               BUSINESS COMBINATIONS

During the year ended December 31, 2001, the Company completed the acquisitions of PictureTel Corporation (“PictureTel”), a leader in visual collaboration, Atlanta Signal Processors, Inc. (“ASPI”), a manufacturer of voice products for the installed voice systems market, Circa Communications Ltd. (“Circa”), a leading developer of voice over internet protocol (VoIP) telephony products and Accord Networks Ltd. (“Accord”), a leading provider of next-generation, rich-media network products that enable Internet Protocol (IP) and other network voice and video communications in both the customer premises and service provider market. During the year ended December 31, 2002, the Company completed the acquisition of MeetU.com, Inc., (“MeetU”) a leading developer of web collaboration software. The PictureTel, ASPI, Circa and MeetU acquisitions were accounted for using the purchase method, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. In connection with the Circa acquisition, up to an additional 421,555 shares of Polycom common stock will be released from escrow upon the successful completion of certain revenue based earn-out thresholds. The following table summarizes the Company’s purchase price allocations related to its purchase business combination transactions (in thousands):

Acquisition Date	Acquired Company	Consideration Paid	In-process R&D Expense	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets	Unearned Stock-based Compensation
June 20, 2002	MeetU	$2,690	$900	$41	$2,900	$(1,151)	$—
November 30, 2001	ASPI	5,992	900	2,062	4,100	(1,824)	754
October 18, 2001	PictureTel	412,868	49,292	292,358	42,821	28,397	—
April 2, 2001	Circa	14,604	2,450	8,454	3,650	(730)	780
Totals		$436,154	$53,542	$302,915	$53,471	$24,692	$1,534

15.                               GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill (in thousands):

Balance at December 31, 2002	$300,039
Add: Changes in fair value of assets acquired	(110)
Balance at March 31, 2003	$299,929

The fair value adjustments to assets acquired during the three months ended March 31, 2003 related to receipt of interest income on a tax refund, net of taxes.

The following table presents details of the Company’s total purchased intangible assets as of March 31, 2003 (in thousands):

Purchased Intangible Assets	Gross Value	Accumulated Amortization	Net Value
Core and developed technology	$23,978	$(11,991)	$11,987
Patents	8,668	(4,194)	4,474
Customer and partner relationships	19,625	(8,853)	10,772
Trade name	1,021	(103)	918
Other	500	(222)	278
Total	$53,792	$(25,363)	$28,429

Upon adoption of SFAS 142, the Company determined that the purchased trade name intangible had an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, the trade name is no longer amortized but is reviewed for impairment annually or sooner under certain circumstances.

In June 2002, we completed our transitional goodwill and purchased intangibles impairment tests outlined under SFAS 142 which required the assessment of goodwill and purchased intangibles for impairment as of January 1, 2002 and in October 2002, we completed our annual impairment tests. These tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. Based on the results of these impairment tests, we determined that our goodwill assets and purchased intangible assets were not impaired as of January 1, 2002 or during 2002. We plan to conduct our annual impairment tests in the fourth quarter of every year, unless impairment indicators exist sooner.

The estimated future amortization expense of purchased intangible assets as of March 31, 2003 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2003	$13,192
2004	13,870
2005	449
Total	$27,511

16.                               ACQUISITION-RELATED COSTS AND LIABILITIES

For the three months ended March 31, 2003 and 2002, the Company recorded a charge to operations of $0.1 million and $1.2 million, respectively, for acquisition-related integration costs primarily related to the PictureTel acquisition. These charges include outside financial advisory, legal and accounting services. These charges include the cost of actions designed to improve the Company’s combined competitiveness, productivity and future profitability and primarily relate to the elimination of redundant and excess facilities and workforce in the Company’s combined businesses, the elimination of redundant assets and accounting and legal costs related to the liquidation of redundant facilities and legal entities.

The following table summarizes the status of the Company’s acquisition-related liabilities, restructuring and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits	Asset Impairment	Asset Write-Off	Other Exit Costs	Integration Costs, Merger Fees and Expenses
Balance at January 1, 2001	—	—	—	—	—	4,467
2001 Additions to the reserves	1,429	2,311	6,655	771	309	12,602
2001 Liabilities assumed through purchase acquisitions	24,081	14,088	—	—	—	—
2001 Cash payments and other usage	(137)	(5,359)	(6,655)	(771)	(126)	(15,258)
Balance at December 31, 2001	25,373	11,040	—	—	183	1,811
2002 Additions to the reserves	—	—	—	—	—	3,699
2002 Finalization of facilities closing liability	15,042	—	—	—	—	—
2002 Liabilities assumed through purchase acquisitions	31	277	—	—	—	—
2002 Cash payments and other usage	(3,732)	(8,484)	—	—	(183)	(5,510)
Balance at December 31, 2002	36,714	2,833	—	—	—	—
Additions to the reserve	—	—	—	—	—	73
Cash payments and other usage	(311)	(988)	—	—	—	(73)
Balance at March 31, 2003	$36,403	$1,845	$—	$—	$—	$—

The Company had approximately $30.6 million and $32.0 million, at March 31, 2003 and December 31, 2002, respectively, of acquisition-related reserves classified as long-term liabilities. Approximately $7.6 million and $7.5 million, at March 31, 2003 and December 31, 2002, respectively, of acquisition-related reserves were classified as current liabilities.

Facility closings

The facility closings liability is primarily related to estimated lease termination costs and the net present value of the minimum lease payments for vacated and redundant facilities that the Company intends to sublease or negotiate a lease termination settlement. The Company has netted estimated sublease cash receipts against its lease obligations to determine the minimum lease payments for the facilities it intends to sublease. The longest lease term for facilities identified for a sublease arrangement extends to 2014. The Company also assumed liabilities related to facility closings totaling $24.1 million from the acquisitions of PictureTel, ASPI and MeetU. During 2002, the Company finalized its purchase price allocation related to the PictureTel acquisition which resulted in an additional accrual to the facility closings liability of approximately $15.0 million. This adjustment resulted from final clarifications related to the terms under which the Company could sublease certain redundant facilities and changes in estimates of operating costs related to these facilities. If actual costs for these facilities exceed our estimates these charges would be recognized in our consolidated statements of operations; however, if actual costs are less than our estimates, these charges would continue to be recognized as an adjustment to goodwill.

Severance and related benefits

The severance and related benefits liability is for workforce reductions that were initiated in 2002 and 2001. Additionally, the Company assumed liabilities related to severance totaling $14.4 million from the acquisitions of PictureTel, ASPI and MeetU. These workforce reductions were complete as of March 31, 2003. Severance payments are being made through the end of 2004.

Asset Impairments and Write-offs, Other Exit Costs and Merger Fees

Asset impairments in the amount of $6.7 million and asset write-offs in the amount of $0.8 million were principally related to the elimination of redundant or excess equipment. Other exit costs in the amount of $0.3 million were related to payment obligations that carried no future benefit to the Company’s combined operations and were completed as of December 31, 2002. Merger-related transaction and period expenses for the three months ended March 31, 2003 and the years ended December 31, 2002 and 2001 of $0.1 million, $3.7 million and $12.6 million, respectively, principally consisted of financial advisory, accounting, legal and consulting fees, and other direct merger-related expenses incurred in the period.

17.                               RESTRUCTURE COSTS

In 2002, the Company’s management approved restructuring actions in response to the continued global economic downturn and to improve the Company’s overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. The Company recorded a restructuring charge of $1.7 million in 2002 as a result of these actions. This charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately six percent of the Company’s employees worldwide. As of March 31, 2003, the Company had paid approximately $1.6 million of the $1.7 million charge. The remaining amount will be paid by the end of the third quarter of 2003.

In the first quarter of 2003, management approved additional restructuring actions primarily in connection with the sale of the network access product line to Verilink and in response to the continued global economic downturn. These actions are meant to improve the Company’s overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. The Company recorded a restructuring charge of $0.7 million in the three months ended March 31, 2003 as a result of these actions. The charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately 1 percent of the Company’s employees worldwide. As of March 31, 2003, the Company had paid approximately $0.5 million of the $0.7 million charge. The remaining amount is to be paid in the second quarter of 2003 and is recorded in the other accrued liabilities line on the balance sheets.

In the second quarter of 2003, management approved additional restructure actions in response to the continued global economic downturn which are intended to improve the Company’s overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. The Company anticipates recording a restructuring charge of approximately $4.0 million in the second quarter of 2003 as a result of these actions. This charge will consist primarily of severance and other employee termination benefits related to a workforce reduction of approximately 10 percent of the Company’s employees worldwide.

18.                               INCOME TAXES

The Company’s continuing operations effective tax rate for the three months ended March 31, 2003 is 27.2% which resulted in a benefit from income taxes of $0.8 million. The continuing operations effective tax rate for the three months ended March 31, 2002 was 26.0% which resulted in a provision for income taxes of $6.6 million. The increase in the continuing operations effective tax rate for the three months ended March 31, 2003 compared to the same period ended March 31, 2002 is primarily due to a change in the estimated geographic mix of sales in fiscal 2003 compared to fiscal 2002.

19.                               SHARE REPURCHASE PROGRAM

In June 2002, the Board of Directors approved a plan to repurchase up to 3.5 million shares of the Company’s common stock in the open market or privately negotiated transactions. As of December 31, 2002, the Company had repurchased approximately 1,483,000 shares in the open market, for cash of $15.9 million. During 2002, the Company retired and reclassified these shares of common stock as authorized and unissued. During the three months ended March 31, 2003, the Company repurchased approximately 475,000 shares in the open market, for cash of $4.4 million, which have been retired and reclassified as authorized and unissued. As of March 31 2003, the Company is allowed to repurchase up to an additional approximately 1.5 million shares under the June 2002 repurchase plan.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS AND OPERATING COSTS AND EXPENSES, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “OTHER FACTORS AFFECTING FUTURE OPERATIONS” IN THIS DOCUMENT AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002.

Overview

We were incorporated in December 1990. We were engaged principally in research and development from inception through September 1992 when we began volume shipments of our first voice communications product, the SoundStation. In January 1998, we completed the acquisition of ViaVideo Communications, Inc., or ViaVideo, a development stage company that designed and developed high quality, low cost, easy-to-use, group video communications systems. In February 1998, we began customer shipments of our ViewStation products. In the fourth quarter of 2001, we completed our acquisition of PictureTel Corporation, adding to our video communications product line which currently consists of the ViewStation, iPower, Visual Concert, GMS and ViaVideo product families. In December 1999, we acquired Atlas Communication Engines, Inc., or Atlas, a privately held OEM supplier of integrated access devices, or IADs, and an emerging supplier of digital subscriber line, or DSL, routers which provide voice and data over DSL networks. In January 2003, we sold this product line to Verilink Corporation.  In the second quarter of 2001 and the fourth quarter of 2001, we completed our acquisitions of Circa Communications, Ltd., or Circa, and Atlanta Signal Processors, Incorporated, or ASPI, respectively. These acquisitions added to our voice communications product line which currently consists of the SoundStation, VoiceStation, SoundPoint, Vortex and VoIP product families. In February 2001, we acquired Accord Networks Ltd., or Accord, a leading provider of next generation, rich-media network products that enable Internet Protocol and other network voice and video communications in both the customer premises and service provider markets. Accord’s products were our initial network systems product offerings. In the second quarter of 2002, we completed our acquisition of MeetU.com, Inc., or MeetU, adding to our network systems product line which currently consists of the MGC and GW, Voice Bridge, PathNavigator and WebOffice product families which provide multipoint video connectivity and gateway capability through disparate networks.

Our consolidated financial statements for the three months ended March 31, 2003 include the effect of the MeetU acquisition which is included in our consolidated financial position, results of operations and cash flows from June 20, 2002, the date of acquisition.

For the first three months of 2003, we derived a substantial majority of our net revenues from sales of our ViewStation, iPower, network systems and SoundStation products and iPower-related services. We anticipate that our video communications products, network systems, voice communications products and iPower-related services will account for a substantial majority of our net revenues for at least the next twelve months.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

The following table sets forth, as a percentage of net revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended
	March 31, 2003	March 31, 2002
Net revenues	100%	100%
Cost of net revenues	42%	40%
Gross profit	58%	60%
Operating expenses:
Sales and marketing	29%	18%
Research and development	21%	14%
General and administrative	8%	6%
Acquisition-related costs	0%	1%
Amortization of purchased intangibles	5%	3%
Restructure costs	1%	0%
Litigation settlement	0%	0%
Total operating expenses	64%	42%
Operating income (loss)	(6)%	18%
Interest income, net	3%	1%
Loss on strategic investments	0%	0%
Other income (expense), net	0%	0%
Income (loss) from continuing operations before provision for (benefit from) income taxes	(3)%	19%
Provision for (benefit from) income taxes	(1)%	5%
Income (loss) from continuing operations	(2)%	14%
Loss from discontinued operations, net of taxes	(1)%	(3)%
Gain from sale of discontinued operations, net of taxes	0%	0%
Net income (loss)	(3)%	11%

Net Revenues

Net revenues for the three months ended March 31, 2003 decreased 30% over the same period of 2002. Net revenues for the three months ended March 31, 2003, in the Communications and Network Systems segments, decreased 30% and 27%, respectively. The decrease in Communications was due primarily to decreased sales volume of our video communications products and iPower-related services. The video communications products net revenues decreased to $51.7 million for the three months ended March 31, 2003 from $80.9 million in the same period of 2002. Although the ViewStation product line contributed to the decrease in video communications net revenues, this decrease was primarily due to the iPower video product. The iPower-related services net revenues was $5.4 million for the three months ended March 31, 2003 compared to $9.2 million reported in the same period of 2002. Also contributing to the decrease in net revenues was a decrease in sales volume of our network systems products and decreases in sales volumes of our voice over IP products, which were partially offset by increases in our sales of installed voice products for the three months ended March 31, 2003 when compared to the same period in 2002. In 2002, we began to implement a new direct-touch strategy in concert with a realignment of our channel partner strategy. As part of this new channel partner strategy, the channel inventory model is changing to reduce channel inventories to a more optimal level or to a drop-shipment method to certain channel partners’ end user customers.  While we believe the North American channel inventory reduction associated with the realignment of our channel partner strategy is essentially complete, we do believe further, smaller inventory reductions will occur at certain North American channel partners in the future.  Channel inventory data is inherently less accurate outside of North America.  Based on the data available to us at this time, although we believe we have completed a majority of the channel inventory reductions in the international regions, we believe that some remaining channel inventory reductions are required.  During the third and fourth quarters of 2002 and the first quarter of 2003 we believe our channel partners’ video and voice inventory decreased over the respective prior period. This decrease was due in part to this shift in channel partner strategy resulting in us shipping fewer video and voice units to channel partners in the third and fourth quarter of 2002. The decreased channel inventory levels had less impact on sales of iPower and network systems units, which are not typically carried in inventory by our channel partners. In addition, our channel partners reported fewer sales out of our group video and voice products in the first quarter of 2003 as compared to the fourth quarter of 2002 and the first quarter of 2002. On a regional basis, North America, Europe and Latin America revenues decreased 39%, 28% and 42%, respectively, while Asia revenues increased 2% for the three months ended March 31, 2003 over the three months ended March 31, 2002. Included in product revenues for voice, non-iPower video and network systems products are immaterial amounts of related service revenue.

No customer accounted for more than 10% of our net revenues for the three months ended March 31, 2003 and 2002. For the three months ended March 31, 2003 and March 31, 2002, our network systems segment had two channel partners that represented approximately 26% and 20%, respectively, of Network Systems Segment product revenues. We believe it is unlikely that the loss of one or both of these channel partners would have a material adverse affect on the net revenues of this segment as we believe end-users would likely purchase our network systems products from a different channel partner. See Note 11 of Notes to Condensed Consolidated Financial Statements for information regarding revenues by product line.

Our business is subject to the risks arising from domestic and global economic conditions. During 2001, 2002 and the first quarter of 2003, the domestic and global economic downturn slowed overall spending to the point where industries delayed or reduced technology purchases. In addition, in the first quarter of 2003, we noted a greater decrease in revenue from products with higher average selling prices, such as our network systems products.  If this economic downturn and uncertainty in technology spending continues through 2003, as currently appears to be the case, it will likely continue to have an adverse effect on our results of operations for 2003. If our channel partners delay or reduce orders for our products, we may fall short of our revenue expectations for the remainder of 2003, as we did in the second and third quarters of 2002 and the first quarter of 2003. Further, if these conditions persist, our business and financial performance will continue to be negatively affected as they were in the first quarter of 2003, and all of 2002 and 2001. For example, in the first quarter of 2003, these conditions resulted in sequentially weaker network systems product revenues compared to the fourth quarter of 2002. The extent of adverse economic conditions in the remainder of 2003 is difficult to predict at this time, which represents a significant uncertainty with respect to our 2003 operating results. In addition, weakness in the end-user market for our products could negatively affect the revenue and cash flow of our channel partners who could, in turn, delay orders and delay paying their obligations to us. This could harm our revenues, profitability, financial condition and cash flow. In addition, we recently made significant changes in sales management and the sales organization. These changes may result in further changes to our channel partner strategy which will result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with more direct interaction between us and our direct end-user customers. These changes may cause additional disruptions in our channels and negatively impact revenue growth in the near term.

International net revenues, or revenues outside of Canada and the U.S., accounted for 48% and 41% of total net revenues for the three months ended March 2003 and 2002, respectively. The absolute dollar decrease in the international component of our revenues for the first quarter of 2003 over the first quarter of 2002 was primarily driven by decreased sales volume of our video communications products in Europe and Latin America and network systems products in Europe and Asia.

We anticipate that international sales will continue to account for a significant portion of total net revenues for the foreseeable future, and we plan to continue our expansion in Asia and Europe. International sales, however, are subject to certain inherent risks, including potential economic weakness in international markets, quarantines or other restrictions associated with SARS or other infectious diseases, political instability, any adverse economic impact of terrorist attacks and incidents and any military response to those attacks, war or other hostilities, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in staffing and managing foreign operations, longer payment cycles, and difficulty in collecting accounts receivable. Significant adverse changes in currency exchange rates, as happened in the European market in 2000 and in the Asian market in late 1997, could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country. Additionally, international net revenues may fluctuate as a percentage of net revenues in the future as we introduce new products since we expect to initially introduce these products in North America, and also, because of the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner our business could be harmed. We cannot make assurances that we will be able to maintain or increase international market demand for our products. Additionally, to date, a substantial majority of our international sales have been denominated in U.S. currency. However, if our international sales were denominated in local currencies in the future, these transactions would be subject to currency fluctuation impacts which could adversely affect our financial results.

Cost of Net Revenues

	Three Months Ended
$ in thousands	March 31, 2003	March 31, 2002	Increase (Decrease)
Expenses	$38,633	$53,482	(28)%
% of Net Revenues	42%	40%	2%

Cost of net revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments and an allocation of overhead expenses, including facilities and IT costs. The cost of net revenues as a percentage of total net revenues for the three months ended March 31, 2003 was 42% which is an increase of 2 points over the comparable period of the prior year. Overall, gross margins decreased as a result of a less favorable product mix generated from decreased revenue from higher margin video products, decreased network systems revenue with less favorable margins in network systems due to a shift to lower margin products and a decrease in iPower-related service margins. These decreases were partially offset by flat voice revenue at higher gross margins and a change to management’s estimates of future warranty costs due principally to product repair cost reductions. In the three months ended March 31, 2003, our Network Systems segment, as a percentage of net revenues, contributed more to our profitability than our Communications segment due principally to higher gross margins on the network systems products.

Forecasting future gross margin percentages is difficult, and there are a number of risks associated with maintaining our current gross margin levels. For example, uncertainties surrounding revenue levels and related production level variances, competition, changes in technology, changes in product mix, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs and timing of sales over the next few quarters can cause our cost of net revenues percentage to fluctuate significantly. Additionally, our iPower products, VoIP products and other desktop products have a significantly higher cost of net revenue percentage than our network systems, ViewStation and SoundStation products. Accordingly, any significant revenue growth in our iPower, VoIP and other desktop products, or a decline in revenue associated with network systems, will have a negative effect on our cost of net revenues percentages. Also, we may reduce prices on our products in the future for competitive reasons, as a result of a difficult economy, or to stimulate demand, such as occurred in the first quarter of 2003 with certain SoundStation products, which could increase our cost of net revenues percentage. There is the risk that any of these potential price reductions would not offset competitive pressures or stimulate demand. In addition, cost variances associated with the manufacturing ramp of new products, or the write-off of initial inventory purchases due to product launch delays or the lack of market acceptance of our new products such as our iPower 9000 series, VoicePlus bridging solution, VoIP telephony products, VTX 1000, Viewstation EX, MGC 25 or any other new product under development could occur, which would increase our cost of net revenues percentage in any quarter. In addition to the uncertainties listed above, cost of net revenues as a percentage of net revenues may increase due to a change in our mix of distribution channels and the mix of international versus North American revenues, or revenues from Canada and the United States.

Sales and Marketing Expenses

	Three Months Ended
$ in thousands	March 31, 2003	March 31, 2002	Increase
Expenses	$26,664	$23,203	15%
% of Net Revenues	29%	18%	11%

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, advertising and promotional expenses, product marketing, and an allocation of overhead expenses, including facilities and IT costs. The increase in sales and marketing expense as a percentage of net revenues for the first quarter of 2003 as compared to the comparable period in 2002 is primarily due to the decrease in revenues during that same period of time. The increase in absolute dollars in the first quarter of 2003 over the same period last year was due primarily to an increase in headcount in our sales force. As a result, we had increases in salaries and headcount-related expenses, such as travel. Also contributing to the absolute dollar increase was our overall expansion of our marketing efforts, including the addition of a Chief Marketing Officer and related staffing, increased spending on promotional materials, trade shows, and outside consultants, primarily as a result of our new product launch in the first quarter of 2003. This increase was partially offset by cost containment measures and expense controls implemented in the second half of 2002 and the first quarter of 2003 due to the continued economic downturn and uncertainty in technology spending.

We expect to decrease our sales and marketing expenses in absolute dollars in the second quarter of 2003 as a result of cost containment measures and expense controls implemented in the second quarter of 2003 due to the continued economic downturn and uncertainty in technology spending. Although these cost containment measures and expense controls will result in lower sales and marketing expenses in absolute dollars, we will be increasing sales people that directly interact with end-user customers and channel partners and we will continue to make marketing expenditures to communicate the value of our new product offerings. Future quarter sales and marketing expense increases or decreases in absolute dollars is difficult to predict due to the limited visibility in future quarter revenues. Due to the innovative nature of our products, such as ViaVideo, ViewStation, iPower, MGC, GW, WebOffice, PathNavigator, Vortex and VoIP products, we believe we will incur expenses, especially advertising, to expand the overall market for, to drive penetration of, and increase the adoption rate of this technology and our products and to educate potential end-users as to the desirability of these products over competing products.

Research and Development Expenses

Three Months Ended

$ in thousands

	March 31, 2003	March 31, 2002

Increase

Expenses	$19,820	$18,845	5%
% of Net Revenues	21%	14%	7%

Research and development expenses consist primarily of compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Increases in research and development expenses occurred for all product lines in the first quarter of 2003 as compared to the first quarter of 2002. The increase in research and development expense as a percentage of net revenues for the first quarter of 2003 as compared to the comparable period in 2002 is primarily due to the decrease in revenues during that same period of time. We continue to make investments in improving our existing products, integrating all of our existing and acquired products and developing new products, some of which were launched in the first quarter of 2003. These increases were partially offset by cost containment measures and expense controls implemented in the second half of 2002 and the first quarter of 2003 due to the continued economic downturn and uncertainty in technology spending. In 2003, individually, video product development expenditures accounted for 62% of the total increase, voice product development expenditures accounted for 26% of the total increase, network systems product development expenditures accounted for 6% of the total increase and corporate product development expenses accounted for 6% of the change. We are currently investing research and development resources to enhance and upgrade our Polycom Office suite of products, which include our ViewStation, iPower, GMS, MGC, WebOffice, PathNavigator, SoundStation, VoiceStation and Vortex. In all periods presented, all research and development costs have been expensed as incurred.

We believe that technological leadership is critical to our success and we are committed to continuing a high level of research and development to develop new technologies and combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. However, we intend to decrease research and development expenses in absolute dollars in the second quarter of 2003 as a result of the continuing economic downturn and uncertainty in technology spending. Future quarter research and development expenses increases or decreases in absolute dollars are difficult to predict due to the limited visibility in future quarter revenues.

General and Administrative Expenses

Three Months Ended

$ in Thousands

	March 31, 2003	March 31, 2002

Increase (Decrease)

Expenses	$7,732	$7,793	(1)%
% of Net Revenues	8%	6%	2%

General and administrative expenses consist primarily of compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, and bad debt expense. The increase in general and administrative expenses as a percentage of net revenues for the first quarter of 2003 as compared to the comparable period in 2002 is primarily due to the decrease in revenues during that same period of time. The decrease in spending in absolute dollars in general and administrative in the first quarter of 2003 over the first quarter of 2002 was primarily the result of a decrease in bad debt expense partially offset by higher costs associated with increased infrastructure costs and outside services, including increased costs associated with new regulatory requirements and increased insurance costs related to Directors and Officers insurance. Individually, the decrease in bad debt expense accounted for $0.8 million of the total decrease offset by increases in infrastructure costs which accounted for $0.3 million of the change and outside services which accounted for $0.5 million of the change, with the remaining change related to numerous smaller items.

We believe that our general and administrative expenses will decrease in absolute dollar amounts in the second quarter of 2003 primarily as a result of continued cost containment measures and expense controls implemented in the second quarter of 2003, as a result of the continuing economic downturn and uncertainty in technology spending. However, predicting the timing of bad debt expense associated with uncollectible receivables is difficult, particularly during the current economic environment, and material charges due to uncollectability of our receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter they are recorded. Future quarter general and administrative expense increases or decreases in absolute dollars is difficult to predict due to the limited visibility in future quarter revenues

Acquisition-Related Costs

We incurred acquisition-related costs totaling $0.1 million and $1.2 million in the first quarter of 2003 and 2002, respectively, primarily for integration costs related to the PictureTel acquisition. If we acquire another business in the future, we may incur material acquisition expenses related to such transactions. See Note 16 of Notes to Condensed Consolidated Financial Statements.

Amortization of Purchased Intangibles

In the three months ended March 31, 2003 and 2002, we recorded $4.4 million and $3.9 million, respectively, in amortization of purchased intangibles related to the PictureTel, Circa, ASPI and MeetU acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives of three years.

Restructure Costs

In the second quarter of 2003, we approved additional restructure actions in response to the continued global economic downturn and to improve our overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. We anticipate recording a restructuring charge of approximately $4.0 million in the second quarter of 2003 as a result of these actions. This charge will consist of severance and other employee termination benefits related to a workforce reduction of approximately 10 percent of our employees worldwide.

In the first quarter of 2003, we approved additional restructuring actions primarily in connection with the sale of the network access product line to Verilink and in response to the continued global economic downturn. These actions are meant to improve our overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. We recorded a restructuring charge of $0.7 million in the three months ended March 31, 2003 as a result of these actions. The charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately 1 percent of our employees worldwide. As of March 31, 2003, we had paid approximately $0.5 million of the $0.7 million charge. The remaining amount is to be paid in the second quarter of 2003 and is included in the other accrued liabilities line on the balance sheets.

Litigation Settlement

We reached a settlement with a former PictureTel customer during the first quarter of 2002. The dispute involved certain services provided by PictureTel in 2001 and amounts owed to us for providing these services. The amount received was net of legal fees incurred to litigate and settle the case.

Interest Income, Net

Interest income, net consists of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts and imputed interest expense related to the present value of costs associated with closing facilities as part of the PictureTel acquisition and related integration plan. Imputed interest expense for the three months ended March 31, 2003 and 2002 was $0.6 million and $0.4 million, respectively. Interest income, net of interest expense, was $2.4 million and $1.8 million for the three months ended March 31, 2003 and 2002, respectively. Interest income increased for the three months ended March 31, 2003 over the comparable period in the prior year primarily due to higher average cash and investment balances for the entire quarter as opposed to just a few weeks in the prior period. In February 2002, we completed a common stock offering which raised $237.5 million. Partially offsetting the increased interest due to higher average cash and investments balances was a decrease in the average interest rate return on our cash and investments due to monetary policy actions taken by the United States Federal Reserve Board. Average interest rate returns on our cash and cash equivalents was 1.28% and on our investments was 2.63% in the first quarter of 2003 compared to 1.98% and 4.06%, respectively, for the first quarter of 2002. Interest income, net could fluctuate for the remainder of 2003 due to movement in our cash balances and changes in interest rates in 2003 related to monetary policy actions taken by the United States Federal Reserve Board to stimulate economic growth in the United States.

Loss on Strategic Investments

For strategic reasons we have made various investments in public and private companies. The private company investments are carried at cost less any impairment write-downs and are recorded in “Other assets” in our condensed consolidated balance sheets. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist, and make appropriate reductions in carrying value, if necessary. At December 31, 2002, these investments had no carrying value. We made an additional investment in a private company in the first quarter of 2003 which had a carrying value of $0.5 million as of March 31, 2003. This investment was not written down during the current quarter. The public company investments are recorded in “Short-term investments” and “Long-term investments” in our condensed consolidated balance sheets and are marked to market each period through unrealized gains and losses recorded as a component of stockholders’ equity. If these investments are sold at a loss or have permanently declined in value, a charge to operations is recorded. During the three months ended March 31, 2003 and March 31, 2002, we recorded a loss totaling $0.2 million and $0.6 million, respectively, related to the sale or write-down of these public company investments.

Provision for (Benefit From) Income Taxes

The benefit from income taxes from continuing operations was $0.8 million for the three months ended March 31, 2003 and as compared to a provision for income taxes of $6.6 million for the same period of 2002. We experienced a net loss in the first quarter of 2003 compared to net income in first quarter of 2002, thus we recorded a benefit from income taxes as opposed to a provision for income taxes. Our continuing operations effective tax rate of 27.2% in the first quarter of 2003 increased from a continuing operations effective tax rate of 26.0% for the first quarter of 2002 primarily due to a change in the estimated geographic mix of sales in 2003 compared to 2002.

Liquidity and Capital Resources

As of March 31, 2003, our principal sources of liquidity included cash and cash equivalents of $145.4 million, short-term investments of $28.7 million and long-term investments of $338.9 million. Short-term and long-term investments consisted primarily of U.S. government securities, state and local government securities and corporate debt and equity securities of which $0.2 million was invested in equity securities of publicly traded companies. In addition, we have a $25.0 million line of credit with a bank which was unused at March 31, 2003.

We generated cash from operating activities totaling $10.0 million in the three months ended March 31, 2003, compared with $23.5 million in the same period of 2002. The decrease was due primarily to a net loss for the three months ended March 31, 2003 versus net income in the comparable period of 2002, smaller non-cash expenses, smaller decreases in inventories, smaller increases in accounts payable and a decrease in taxes payable offset by decreases in trade receivables, smaller increases in prepaids and other current assets and smaller decreases in other accrued liabilities.

The total net change in cash and cash equivalents for the three months ended March 31, 2003 was a decrease of $9.8 million. The primary uses of cash during this period were $10.0 million of net purchases of investments, $4.8 million for purchases of property and equipment, $3.5 million for the purchase of licensed technology and $4.4 million for repurchases of our common stock. The primary sources of cash during this period were $10.0 million from operating activities, $2.4 million associated with the exercise of stock options and purchases under the employee stock purchase plan and $1.0 million of proceeds from sale of discontinued operations. The positive cash from operating activities was primarily the result of a net loss offset by adding back non-cash expenses (such as depreciation, amortization, the provision for doubtful accounts, inventory excess and obsolescence, loss on strategic investments and the tax benefits from the exercise of employee stock options), a reduction in trade receivables and inventories and net increases in accounts payable. Offsetting the positive effect of these items were net increases in prepaid expenses and other current assets and a decrease in other accrued liabilities (primarily from severance and facility exit payments) and taxes payable. The positive cash impact due to net trade receivables and inventory reductions may not occur in the remainder of 2003 as it did in 2002 and the first quarter of 2003.

In June 2002, the Board of Directors approved a plan to repurchase up to 3.5 million shares of our common stock in the open market or privately negotiated transactions. As of December 31, 2002, we had repurchased approximately 1,483,000 shares, for cash of $15.9 million, in the open market. For the three months ended March 31, 2003 we had repurchased approximately 475,000 shares, in the open market, for cash of $4.4 million. We may continue to repurchase shares in the open market or in privately negotiated transactions.

At March 31, 2003, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $25.7 million primarily related to inventory purchases. We also have commitments that consist of obligations under our operating leases. In the event that we decided to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur. These commitments and obligations are reflected in our condensed consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services. In addition, our bank has issued letters of credit to secure the leases on some of our offices. These letters of credit total approximately $0.8 million and are secured by our credit facilities or cash deposits with our banks.

As of March 31, 2003, the following future minimum lease payments, net of estimated sublease income, are due under our current lease obligations. For example, the Company has an approximately 152,000 square foot building which is fully subleased to a third party for which the sublease runs concurrent with the Company’s lease obligation. As a result the Company is not currently showing a lease obligation related to this facility. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. This table excludes leases subject to cancellation within twelve months of March 31, 2003 (in thousands):

	Minimum Lease Payments	Projected Annual Operating Costs
Year ending December 31,
Remainder of 2003	$8,877	$3,298
2004	12,332	4,520
2005	11,100	3,808
2006	11,074	3,756
2007	8,279	2,959
Thereafter	35,415	13,575
Minimum future lease payments	$87,077	$31,916

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our process used to develop estimates, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by internal audit and the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition and Product Returns

We recognize hardware product revenue using the guidance from SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and Statement of Financial Accounting Standards, or SFAS, No. 48, “Revenue Recognition When Right of Return Exists.” We recognize software revenue in accordance with the AICPA Statement of Position No. 97-2, or SOP 97-2, “Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Under these guidelines, we defer revenue recognition on transactions where persuasive evidence of an arrangement does not exist, title has not transferred, product payment is contingent upon performance of installation or service obligations, the price is not fixed or determinable or payment is not reasonably assured. In addition, we estimate what future product returns may occur based upon actual historical return rates and reduce our revenues by these estimated future returns. If the historical data we use to calculate these estimates does not properly reflect future returns, these estimates could be revised. In addition, we defer revenue associated with long-term customer maintenance contracts. The value of these contracts is recognized ratably over the length of the customer contract.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or channel partners were to deteriorate, particularly in the current economic environment, resulting in an impairment of their ability to make payments, as was the case with Global Crossing and WorldCom in 2002, additional allowances may be required.

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

Deferred and Refundable Taxes

We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statements of operations. At March 31, 2003, we had no valuation allowance established against our deferred tax assets.

Fair Value of Assets Acquired and Liabilities Assumed in Purchase Combinations

The purchase combinations completed require us to identify and estimate the fair value of the assets acquired, including intangible assets other than goodwill, and liabilities assumed in the combinations. These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. For example, in the PictureTel acquisition, we identified vacated or redundant facilities that we intended to sublease or negotiate a lease termination settlement. For all material acquisitions the allocation period, as defined in Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”, has been completed. Therefore, if actual costs exceed our estimates these charges would be recognized in our consolidated statements of operations. If actual costs are less than our estimates, these charges would continue to be recognized as an adjustment to goodwill.

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

If we determine that the carrying value of goodwill and other identified intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would typically measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we accounted for the PictureTel, ASPI and MeetU acquisitions, all of which were completed after July 1, 2001, under the new guidance, and on January 1, 2002, we ceased to amortize goodwill arising from the Circa acquisition which was completed prior to July 1, 2001.

In June 2002, we completed our transitional goodwill and purchased intangibles impairment tests outlined under SFAS 142 which required the assessment of goodwill and purchased intangibles for impairment as of January 1, 2002 and in October 2002, we completed our annual impairment test. These tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. Based on the results of these impairment tests, we determined that our goodwill assets and purchased intangible assets were not impaired as of January 1, 2002 or during 2002. We plan to conduct our annual impairment tests in the fourth quarter of every year, unless impairment indicators exist sooner. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill impairment tests.

Non-marketable Securities

We periodically make strategic investments, or have acquired these investments through business acquisitions, in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to management that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. These investments had a carrying value of $0.5 million as of March 31, 2003, and have been permanently written down a total of $12.0 million from original cost in 2002, 2001 and 2000.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, (SFAS 145) “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS 145 rescinds SFAS No. 4, (SFAS 4) ”Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. We adopted SFAS 145 effective January 1, 2003 and the adoption did not have a material effect on our results of consolidated operations, financial condition or cash flows.

In June 2002, the FASB issued SFAS No. 146, (SFAS 146) “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS 144 or with exit or restructuring activities previously covered by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS 146 was applied to exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on our results of consolidated operations, financial condition or cash flows.

In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. We have applied the recognition provisions of FIN 45 to guarantees issued after January 1, 2003. The adoption of FIN 45 did not have a material impact on our results of consolidated operations, financial condition or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our results of consolidated operations, financial condition or cash flows.

In December 2002, the FASB issued SFAS No. 148, (SFAS 148) “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. We have adopted the disclosure requirements in these interim financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect FIN 46 to have a material effect on our results of consolidated operations, financial condition or cash flows.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OR ALL OF THESE RISKS.  THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. IN ASSESSING THESE RISKS, INVESTORS SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

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

•             further changes to our channel partner contracts and channel partner strategy, including a change in the number and mix of channel partners, which will result in a smaller number of channel partners and likely reduce channel partner orders; recent changes in our sales management and sales organization could result in other disruptions among our channel partners;

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

•             the near and long-term impact of the war with Iraq or other hostilities;

•             the near and long-term impact of terrorist attacks and incidents and any military response or uncertainty regarding any military response to those attacks;

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

•             the impact of disruptions at the sites of our primary manufacturing partners in Thailand and Israel or raw material suppliers to these primary manufacturing partners, for any reason, including the outbreak of SARS or any other infectious diseases;

•             the impact of disruptions in our operations, for any reason, including the outbreak of SARS or any other infectious diseases;

•             the impact of seasonality on our various product lines and geographic regions;

•             the introduction of web collaboration solutions that compete with our web collaboration or video solutions;

•             the level of royalties we must pay to third parties; and

•             adverse outcomes to intellectual property claims.

We experienced sequential quarterly revenue growth from 1998 through 2000. Since that time we have experienced fluctuations in our quarterly operating results due to these or other factors. These and other factors could further prevent us from attaining or sustaining sequential quarterly growth or meeting our expectations, and investors should not use our past results to predict future operating margins and results. For example, we experienced sequential quarterly revenue decreases in the first quarter of 2003, and the second, third and fourth quarters of 2002, primarily related to declines in our video communications and network systems product revenue. In addition, we incurred a significant net loss in 2001 due to charges related to acquisitions completed in that year, as well as a loss in the first quarter of 2003.

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

Our quarterly revenues and operating results depend upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. Moreover, the majority of our orders in a given quarter historically have been shipped in the last month of that quarter and sometimes in the last few weeks of the quarter. This trend is likely to continue, and any failure or delay in the closing of orders during the last part of a quarter would materially harm our operating results, as occurred in the first quarter of 2003 and the second and third quarters of 2002. Furthermore, due to this trend, we may be unable to ship products in the period we receive the order, which would have an adverse impact on our operating results. In such events, the price of our common stock would decline.

Difficulty in estimating channel partner orders can harm our operating results.

We typically ship products within a short time after we receive an order and historically have had no material backlog. Therefore, backlog is not a good indicator of future net revenues. As a result, net revenues for any particular quarter are extremely difficult to predict, if not impossible. Additionally, orders from our channel partners are based on the level of demand from end-users. The uncertainty of end-user demand means that any quarter could be significantly negatively impacted by lower end-user orders which could in turn negatively affect orders we receive from our channel partners. Accordingly, our expectations for both short and long-term future net revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates.

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

As our business has grown, we have become increasingly exposed to adverse changes in general economic conditions which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, deferral or delay of purchase commitments for our products and increased competition. These factors adversely impacted our operating results in 2001, where we experienced a sequential revenue decrease in each of the first three quarters. We also experienced a sequential revenue decreases in the second, third and fourth quarters of 2002 and the first quarter of 2003 due in part to these factors. All of 2003 is subject to similar risks, particularly if the current economic downturn and uncertainty in technology spending continues. In addition, in the first quarter of 2003, we noted a greater decrease in revenue from products with higher average selling prices, such as our network systems products.  If this trend continues, it could harm our business.

We implemented restructuring actions in 2002 and the first quarter of 2003 to reduce our overall cost structure.  As a result of these actions, we recorded restructuring charges of $1.7 million in 2002 and $0.7 million for the first quarter of 2003. These charges consisted of severance and other employee termination benefits related to workforce reductions.  In addition, in April 2003, we announced additional restructuring actions and we anticipate recording a restructuring charge of approximately $4.0 million in the second quarter of 2003 as a result of these actions. These restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees or a decrease in employee morale, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve the anticipated cost reductions our business could be harmed. In addition, these restructuring actions may not be sufficient and additional actions may need to be taken in the future.

In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales growth. If such sales growth does not occur in the time frame anticipated by these channel partners for any reason, including the continuation of the current economic downturn and uncertainty in technology spending throughout 2003, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels which would harm our business. For example, our channel partners reduced their inventory levels during 2001 in anticipation of lower end-user demand. Also, in 2002, we began to implement a new direct-touch strategy in concert with a realignment of our channel partner strategy. As part of this new channel partner strategy, the channel inventory model is changing to reduce channel inventories to a more optimal level or to a drop shipment method to certain channel partners’ end user customers.  While we believe the North American channel inventory reduction associated with the realignment of our channel partner strategy is essentially complete, we do believe further, smaller inventory reductions will occur at certain North American channel partners in the future.  Channel inventory data is inherently less accurate outside of North America.  Based on the data available to us at this time, although we believe we have completed a majority of the channel inventory reductions in the international regions, we believe that some remaining channel inventory reductions are required.  During the third and fourth quarters of 2002 and the first quarter of 2003 we believe our channel partners’ video and voice inventory decreased over the respective prior periods. This decrease was due in part to this shift in channel partner strategy resulting in us shipping fewer video and voice units to channel partners in the third and fourth quarter of 2002. The decreased channel inventory levels had less impact on sales of iPower and network systems units, which are not typically carried in inventory by our channel partners. In addition, our channel partners reported fewer sales out of our group video and voice products in the first quarter of 2003 as compared to the fourth quarter of 2002 and the first quarter of 2002. Continued softness in end-user demand, which is likely in the current economic environment, could cause our channel partners to reduce their inventory levels even further.

We face risks related to our dependence on channel partners to sell our products.

We are subject to risks associated with our channel partners’ product inventories and product sell-through.

We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to dealers and end-users. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as the current economic downturn and uncertainty in technology spending, the volume of our sales to these channel partners and our net revenues would be negatively affected. For example, the economic downturn negatively affected our business and operating results in 2001, 2002 and the first quarter of 2003. If these conditions continue in the future, our business and operating results will continue to be negatively affected. Moreover, if we choose to eliminate or reduce special cost or stocking incentive programs, quarterly revenues may fail to meet our expectations or be lower than historical levels. In addition, as a result of changes in sales management and our sales organization, we plan to continue to implement changes to our channel partner strategy which will continue to result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with more direct interaction between us and our direct end-user customers. These changes may continue to cause disruptions in our channels and negatively impact revenue growth in the near term.

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

Many of our channel partners that carry multiple Polycom products, and from whom we derive significant revenues, are undercapitalized. The failure of these businesses to establish and sustain profitability or obtain financing could have a significant negative effect on our future revenue levels and profitability and our ability to collect our receivables. Further, the current economic downturn and uncertainty in technology spending in the United States and other regions could cause more of our channel partners’ businesses to suffer or fail, which would harm our business.

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

In addition, we acquired PictureTel Corporation, or PictureTel, in October 2001, and integrating PictureTel’s product offerings with ours has created confusion among our channel partners. We will need to continue to devote significant resources to educate and train our channel partners about our combined product offerings. Ongoing confusion may lead to delays in ordering our products which would negatively affect our revenues.

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

Some of our current and future products are directly competitive with the products of our channel and strategic partners. For example, we have an agreement with Cisco Systems under which we ship SoundStation IP conference phones for resale by Cisco Systems. In addition, Cisco sells a network systems product which is in direct competition with our network systems offerings. As a consequence of conflicts such as these, competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies. Any such strain could limit the potential contribution of our strategic relationships to our business, restrict our ability to form strategic relationships with these companies in the future and create additional competitive pressures on us, any of which could harm our business.

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

In addition, we have incurred significant costs and committed significant management time integrating PictureTel’s operations, technology, development programs, products, information systems, customers and personnel. Although the integration of PictureTel is complete, we will continue to incur cash outflows and additional costs in completing the integration process, such as:

•             fees and expenses of professionals and consultants involved in dissolving legal entities no longer being used;

•             settling existing PictureTel liabilities;

•             costs associated with vacating, subleasing and closing facilities and terminating leases;

•             employee severance costs; and

•             upgrading our customer service information systems to accommodate PictureTel’s larger customer service function.

Further, we have a significant liability of approximately $36.3 million at March 31, 2003 related to vacant and redundant facilities in connection with our acquisition of PictureTel which is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. For example, the Company has an approximately 152,000 square foot building which is fully subleased to a third party for the length of the Company’s lease obligation. If this tenant is unable to fulfill, for any reason, their contractual obligations under the sublease, we would incur additional charges to operations which would harm our business. In addition, until our vacated and redundant facilities are subleased or the lease obligations for these facilities are terminated, we will continue to pay the contractual lease and facility operating expense obligations without any sublease income to offset these costs. Further, in the event that we agree to sublease a facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow up to and potentially exceeding our recorded liability at the time of such transaction, which would harm our operating cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

Difficulties in integrating past or future acquisitions could adversely affect our business.

We have spent and will continue to spend significant resources identifying and acquiring businesses. The efficient and effective integration of our acquired businesses into our organization is critical to our growth. In addition to PictureTel, we acquired the following businesses in our prior fiscal years: Accord Networks Ltd., or Accord, in February 2001, Circa Communications, Ltd., or Circa, in April 2001 and Atlanta Signal Processors, Incorporated, or ASPI, in November 2001 and MeetU.com, Inc., or MeetU, in June 2002. These and any future acquisitions involve numerous risks including difficulties in integrating the operations, technologies and products of the acquired companies, the diversion of our management’s attention from other business concerns and the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of these and any future acquisitions or to successfully integrate the operations of the companies we acquire could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additional costs associated with past acquisitions or any future acquisitions we may make.

Difficulties we may encounter managing a substantially larger business could adversely affect our operating results.

We experienced significant growth in our business and operations due to internal expansion and business acquisitions during the last five years, and if we do not appropriately manage this growth and any future growth, our operating results will be negatively affected.

Our business has grown in recent years through both internal expansion and business acquisitions, and continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. For example, our annual revenues increased from $52 million in 1997 to $452 million in 2002, and during the past nine fiscal quarters, we acquired Accord, Circa, PictureTel, ASPI and MeetU. Further, our headcount increased from 175 employees at December 31, 1997 to 526 employees at December 31, 1999 and to 1,253 employees at March 31, 2003. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. In addition, our revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount. In addition, because of our acquisition of PictureTel, our video communications product development group is now located in multiple locations, and we have limited experience coordinating a large, geographically separated product development group.

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

Some of our officers and key personnel have worked together for only a short period of time.  In addition, some of our executive officers have recently assumed significant new responsibilities.  For example, in the first quarter of 2003, we hired a new Senior Vice President and General Manager, Video Communications, and a new Senior Vice President, Worldwide Sales, and reorganized our sales force and our video communications division.  These new management changes could disrupt our sales efforts and video communication business, which in turn could result in reduced sales, confusion with our channel partners, and delayed introduction of new or upgraded video communications products.  Further, the failure to successfully integrate new senior management could divert management's attention from other ongoing business concerns.

If we fail to successfully attract and retain qualified personnel, our business will be harmed.

Our future success will depend in part on our continued ability to hire, assimilate and retain qualified personnel. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel, especially in light of our recent reorganizations and restructurings. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, particularly technical and management, as needed, could harm our business. In addition, many of our key employees in Israel, who are responsible for development of our network systems products, are obligated to perform annual military reserve duty and may be called to active duty at any time under emergency conditions. The loss of the services of any executive officer or other key technical or management personnel could harm our business.

If we fail to compete successfully, our business and results of operations would be significantly harmed.

We face significant competition in the communications industry which is subject to rapid technological change. In video communications, our major competitors include Tandberg and a number of other companies including Aethra, ClearOne, Huawei, NEC, Panasonic, Philips, Sony, VCON and VTEL, as well as various smaller or new industry entrants. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video communications products. We believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as 3Com, Cisco Systems, Hewlett-Packard, Dell, Microsoft, Nortel Networks, RealNetworks and WebEx, that enable web-based or network-based video and collaboration communications. The market for voice communications equipment, including voice conferencing and desktop equipment, is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. In voice communications, our major competitors include Aethra, Cisco Systems, ClearOne Communications, Konftel, Mitel, Soundgear and other companies that have in the past offered lower cost, full-duplex speakerphones. In the VoIP desktop space, there are several low cost manufacturers in Asia and Europe that are emerging. In addition, there are notable PBX and IP Call Manager manufacturers that compete in the standards based IP space including Cisco, Mitel and Siemens. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that are lower cost than our voice communications products. Our network systems business has significant competition from RADVISION, and a number of other companies, including Avaya, Cisco Systems, First Virtual, Huawei and Tandberg.

We cannot assure you that we will be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our competitors could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be the reduction in the prices of our products and our competitors’ products, the introduction of additional lower priced competitive products or the introduction of new products or product platforms that render our existing products or technologies obsolete. We expect this increased competitive pressure may lead to intensified price-based competition, resulting in lower prices and gross margins which would significantly harm our results of operations.

We face risks related to our international operations and sales.

Because of our significant operations in Israel, we are subject to risks associated with the military, political and regulatory environment in Israel and the Middle East region.

The principal research and development and manufacturing facilities of our network systems group and many of that group’s suppliers are located in Israel. Additionally, our acquisition of MeetU further concentrates our research and development activities for our network systems product line in Israel. Political, economic and military conditions in Israel and the Middle East region directly affect our network systems group’s operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its geographic neighbors. Current and future-armed conflicts or political instability in the region may impair our ability to produce and sell our network systems products and could disrupt research or developmental activities. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. The future of peace efforts between Israel and its geographic neighbors remains uncertain and there has been a marked increase in civil unrest and hostility and military action between Israelis and Palestinians. This hostility could have an adverse impact on our results of operations. Further, the war with Iraq or other countries in the region perceived as a threat by the United States government could result in additional unrest or cause Israel to be attacked which would adversely affect our results of operations and harm our business.

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

•             the near and long-term impact of the war with Iraq or other hostilities;

•             the outbreak of SARS or any other infectious diseases;

•             unexpected changes in regulatory requirements and tariffs;

•             adverse economic impact of terrorist attacks and incidents and any military response to those attacks;

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

Although, to date, a substantial majority of our international sales has been denominated in U.S. currency, we expect that a growing number of sales could be denominated in non-U.S. currencies as more international customers request billing in their currency. As a result, we expect our business will be significantly more vulnerable to currency fluctuations which could adversely impact our results of operations. These currency fluctuations are recorded in other income (expense). While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, we from time to time engage in currency hedging activities solely to mitigate temporary currency fluctuation exposure. However, we have limited experience with these hedging activities, and they may not be successful which could harm our operating results and financial condition. In addition, significant adverse changes in currency exchange rates, as happened in the European market in 2000 and in the Asian market in late 1997, could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country, as discounts may be temporarily or permanently affected.

We have limited supply sources for some key components of our products, and our operations could be harmed by supply interruptions, component defects or unavailability of these components.

Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. We also obtain certain plastic housings, metal castings and other components from suppliers located in China and other Asian countries, and any political or economic instability in that region in the future, quarantines or other restrictions associated with SARS or other infectious diseases, or future import restrictions, may cause delays or an inability to obtain these supplies. Further, we have suppliers in Israel and the war with Iraq or war with other Middle Eastern countries perceived as a threat by the United States government may cause delays or an inability to obtain supplies for our network systems products. We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. We have had limited experience purchasing supplies of various components for our products, and some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In addition, companies with limited or uncertain financial resources manufacture some of these components. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components, develop alternative sources as needed, or companies with limited financial resources go out of business, our operating results could be seriously harmed. Moreover, our operating results would be seriously harmed by receipt of a significant number of defective components, an increase in component prices or our inability to obtain lower component prices in response to competitive price reductions. Additionally, our video communications products are designed based on integrated circuits produced by Philips Semiconductor, or Philips, and cameras produced by Sony. If we could no longer obtain integrated circuits or cameras from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we cannot assure you that we would be successful in obtaining these components from alternative sources in a timely or cost-effective manner. Additionally, both Sony and Philips compete with us in the video communications industry which may adversely affect our ability to obtain necessary components. The failure to obtain adequate supplies of vital components could prevent or delay product shipments which could harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products. Any delays in the availability of these key components could harm our business.

Manufacturing disruption or capacity constraints would harm our business.

We subcontract the manufacture of our voice and video product lines to Celestica, a third-party contract manufacturer. We use Celestica’s Thailand facilities, and should there be any disruption in services due to natural disaster, quarantines or other restrictions associated with SARS or the outbreak of other infectious diseases or economic or political difficulties in Thailand or Asia or any other reason, such disruption would harm our business and results of operations. Also, Celestica’s Thailand facility is currently the sole source manufacturer of these products, and if Celestica experiences an interruption in operations or otherwise suffers from capacity constraints, we would experience a delay in shipping these products which would have an immediate negative impact on our revenues. As a result, we may not be able to meet any demand for our products which could negatively affect revenues in the quarter of the disruption and harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

Further, our network systems products are manufactured in Israel which is currently experiencing internal and external conflicts that include terrorist acts and military action. Also, the war with Iraq or war with other Middle Eastern countries perceived as a threat by the United States government could cause us to experience a manufacturing disruption due to acts associated with these conflicts which could harm our business. In addition, certain technology used in our network systems products was developed through grants from the Office of the Chief Scientist in Israel. Under Israeli law, it is prohibited to transfer technology developed pursuant to these grants to any person without the prior written consent of the Office of the Chief Scientist. The grants also contain restrictions on the ability to manufacture products developed with these grants outside of Israel. Approval to manufacture such products outside of Israel, if granted, is generally subject to an increase in the total amount to be repaid to the Office of the Chief Scientist of between 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel. These restrictions on the ability to transfer technology to third parties or manufacture products outside Israel may adversely affect our operating results and significantly reduce the value of the technology developed under these grants.

We face risks associated with our products and product development.

We may experience delays in product introductions and our products may contain defects which could adversely affect market acceptance for these products and our reputation and seriously harm our results of operations.

From 1998 through the first quarter of 2003, our revenue was due in large part to sales of new video communications products. Although we intend to continue to introduce new products, such as our Visual Concert products, SoundSation VTX 1000, ViewStation EX, MGC 25, Vortex EF2241, PathNavigator and WebOffice products, we cannot assure you that new product releases will be timely or that they will be made at all. For example, the ViewStation FX and ViaVideo were delayed from their original release dates which we believe negatively affected our net revenues in 2000. Additionally, any new or existing product introductions may contain defects and may not produce the revenue growth we experienced from 1998 through 2002.

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

The markets for video and voice communications and network systems products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with compatibility issues, channel partner training, technical and sales support as well as field support are also factors that may affect our success in this market. Further, the shift in communications from circuit-switched to IP-based technologies over time may require us to add new channel partners and gain new core technological competencies. We are attempting to address these needs and the need to develop new products through our internal development efforts, joint developments with other companies and through acquisitions. We may not identify successful new product opportunities and develop and bring products to market in a timely manner. Additionally, we cannot assure you that competing technologies developed by others will not render our products or technologies obsolete or noncompetitive. The failure of our new product development efforts and any inability to service or maintain the necessary third-party interoperability licenses would harm our business and results of operations.

Product obsolescence, excess inventory and other asset impairment can negatively affect our results of operations.

We operate in a high technology industry which is subject to rapid and frequent technology and market demand changes. These changes can often render existing technologies obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the recorded value of existing inventory is greater than its fair market value. For example, this situation occurred in 2001. This situation also occurred during the first quarter of 2000 for the ShowStation IP. Also, our ViewStation product and iPower products offer certain comparable functionality and may compete with each other for customers. In addition, we launched several new products in the first quarter of 2003. If sales of one of these products have a negative effect on sales of the other product, it could significantly increase the inventory levels of the negatively impacted product. The potential for new products to render existing products obsolete, cause inventories of existing products to increase or reduce the demand for existing products exists for every one of our products.

We purchased several businesses in 2001 and 2002 which included goodwill valued at approximately $300 million and other purchased intangible assets valued at approximately $28 million as of March 31, 2003. This represents a significant portion of our recorded assets. Generally accepted accounting principles related to goodwill and other intangibles changed with the issuance of Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets” which we adopted effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives, but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values which could result in a full write-off of their book value. If these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” in our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have recorded charges against earnings totaling $12.0 million from fiscal 2000 through 2002 associated with the impairment of these investments, which has been reflected in “Loss on strategic investments” in the statements of operations. As of March 31, 2003, our investments in private companies are valued at $0.5 million. We may make additional investments in private companies which would be subject to similar impairment risks, and which may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, EBSNet, Mitsubishi, Omnitel, RADVISION and Telesoft, video algorithm protocols from Ezenia ! and Real Networks, development source code from Cisco Systems and Philips Semiconductor, audio algorithms from Lucent Technologies, Nortel Networks and Texas Instruments, communication software from DataBeam and Windows software from Microsoft. These third-party software licenses may not continue to be available to us on commercially reasonable terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business and results of operations.

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

We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products. For example, on September 23, 2002, a suit captioned Collaboration Properties, Inc. v. Polycom, Inc. was filed in the United States Court in the Northern District of California. The complaint alleges that our ViewStation, ViaVideo, iPower, WebOffice and Path Navigator products infringe 4 U.S. Patents owned by plaintiff. The complaint seeks unspecified compensatory and exemplary damages for past and present infringement and to permanently enjoin us from infringing on the patents in the future. On November 14, 2002, we filed an answer asserting, among other things, no infringement and that plaintiff’s patents are invalid and unenforceable. We believe that we have meritorious defenses and counterclaims, and intend to vigorously defend this action. However, litigation involves significant inherent risks and uncertainties, and if an adverse outcome was to occur it could significantly harm our business.

In addition, our industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of intellectual property rights or positions which have resulted in significant and protracted and expensive litigation. In the past, we have been involved in such litigation which adversely affected our operating results. For example, in November 1998, Videoserver, Inc., now known as Ezenia! Inc., filed a patent infringement claim against Accord’s U.S. subsidiary, and Accord was subsequently added as a defendant. In September 2000, Accord and its U.S. subsidiary entered into a settlement agreement with Ezenia! under which the case was dismissed and Accord paid $6.5 million to Ezenia!. We cannot assure you that we will prevail in any such litigation, that intellectual property claims will not be made against us in the future or that we will not be prohibited from using the technologies subject to any such claims or be required to obtain licenses and make corresponding royalty payments. In addition, the necessary management attention to, and legal costs associated with, litigation can have a significant adverse effect on our operating results and financial condition.

Business interruptions could adversely affect our operations.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, quarantines or other restrictions associated with SARS or other infectious diseases, national catastrophe, such as the terrorist attacks which occurred on September 11, 2001, war, an attack on Israel and other events beyond our control. We do not have a fully implemented detailed disaster recovery plan. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

Our cash flow could fluctuate due to the potential difficulty of collecting our receivables.

Over the past few years, we initiated significant investments in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our net revenues, as happened from 1999 through 2002, accounts receivable balances will likely increase as compared to previous years. Additionally, sales in the network systems and video communications industries typically have longer payment periods as compared to the voice communications market. Therefore, if network systems and video products constitute a greater percentage of net revenues, accounts receivable balances will likely increase. These increases would cause our days sales outstanding to increase as compared to prior years and will negatively affect future cash flows. Although we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepaid discounts, these additional incentives have lowered our profitability and, given the continued downturn in the United States economy and uncertainty in technology spending, many companies are opting to not take advantage of our incentives and instead preserve their liquidity. In addition, the continued economic downturn in the United States may restrict the availability of capital which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, which occurred with Global Crossing and WorldCom. Either of these conditions would harm our cash flow and days sales outstanding performance. Although in recent quarters our experience in collecting receivables has been good and we expect this trend to continue, there can be no assurance that it will continue.

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

•             domestic and international macroeconomic factors; and

•             any other factors, including those factors discussed in our management’s discussion and analysis of financial condition and results of operations and other factors affecting future operations.

In addition, the stock market continues to experience extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many high technology companies like us. These fluctuations are often unrelated to the operating performance of the specific companies.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and bank borrowings. We do not use derivative financial instruments in our investment portfolio which only includes highly liquid, high quality instruments, with the exception of the $0.2 million invested in equity securities of publicly traded companies. We may occasionally use forward contracts as a hedge against currency exchange rate fluctuations which may affect the value of trade receivables billed in currencies other than the United States dollar. As of March 31, 2003, we had no open foreign currency hedging contracts.

The estimated fair value of our cash and cash equivalents approximates the principal amounts based on the short maturities of these financial instruments. Short-term and long-term investments consist of U.S., state and municipal government obligations and foreign and domestic public corporate debt and equity securities, of which a total of $0.2 million was strategically invested in certain equity securities of publicly traded companies at March 31, 2003. These investments are subject to market price fluctuations which are primarily influenced by changes in interest rates and credit quality and are marked to market each period by recording an unrealized gain or loss in stockholders’ equity, except for our warrants to purchase publicly traded equity securities which are marked to market through the consolidated statement of operations. If we sell our short-term or long-term investments prior to their maturity, we may incur a charge to operations in the period the sale took place. For the three months ended March 31, 2003, we realized $0.2 million in losses related to the sale or write-down of our strategic investments in certain equity securities of publicly traded companies, which is reflected in “Loss on strategic investments” in the consolidated statements of operations.

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents and investments in equity securities of publicly traded companies, held at March 31, 2003 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS		50 BPS	100 BPS

U.S. Government Securities	$210,767	$210,046	$209,325	$208,604	$207,883
State and local governments	1,661	1,656	1,650	1,644	1,639
Corporate debt securities	157,443	156,905	156,366	155,827	155,289
Total	$369,871	$368,607	$367,341	$366,075	$364,811

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS		50 BPS	100 BPS

U.S. Government Securities	$210,046	$209,686	$209,325	$208,965	$208,604
State and local governments	1,656	1,653	1,650	1,647	1,644
Corporate debt securities	156,905	156,635	156,366	156,097	155,827
Total	$368,607	$367,974	$367,341	$366,709	$366,075

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

In connection with the acquisition of PictureTel completed in October 2001, we assumed PictureTel’s existing hedging program to hedge intercompany receivables between PictureTel and its foreign subsidiaries. Two forward contracts were entered during the month of December 2001 for $1.7 million and matured during the first quarter of 2002 and did not have a material effect on our consolidated financial position, results of operations and cash flows. There were no forward contracts outstanding as of March 31, 2003.

Item 4.   CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Quarterly Report on Form 10-Q have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)                                  Changes in internal controls.

Our review of our internal controls was made within the context of the relevant professional auditing standards defining “internal controls,” “reportable conditions,” and “material weaknesses.”  “Internal controls” are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. “Significant deficiencies” are referred to as “reportable conditions,” or control issues that could have a significant adverse effect on our ability to properly authorize transactions, safeguard our assets, or record, process, summarize or report financial data in the condensed consolidated financial statements.  A “material weakness” is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the condensed consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.  As part of our internal controls procedures, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

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

On September 23, 2002, a suit captioned Collaboration Properties, Inc. v. Polycom, Inc. was filed in the United States Court in the Northern District of California. The complaint alleges that our ViewStation, ViaVideo, iPower, WebOffice and Path Navigator products infringe 4 U.S. Patents owned by plaintiff. The complaint seeks unspecified compensatory and exemplary damages for past and present infringement and to permanently enjoin us from infringing on the patents in the future. On November 14, 2002 we filed an answer asserting, among other things, no infringement and that plaintiff’s patents are invalid and unenforceable. We believe that we have meritorious defenses and counterclaims and intend to vigorously defend this action.

Item 2.   CHANGES IN SECURITIES

Not Applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Item 5.   OTHER INFORMATION

Not Applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  List of Exhibits

Exhibit No.	Description
99.1	Certifications pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K:

(1)                                  On February 12, 2003, we filed a Current Report on Form 8-K dated January 28, 2003 with the Securities and Exchange Commission (the “Commission”) to provide certain financial information to illustrate what the consolidated results of operations and the consolidated financial position of Polycom might have looked like had our disposition of the network access product line occurred on January 1, 2001 for statement of operations purposes and on September 30, 2002 for balance sheet purposes. The following information was filed as exhibits to this Current Report on Form 8-K:

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of January 28, 2003, by and between Polycom, Inc. and Verilink Corporation.
99.1	Press Release, dated as of January 29, 2003, entitled “Polycom sells network access product line to Verilink Corporation.”
99.2	Unaudited Pro Forma Condensed Consolidated Financial Information.

We filed no other Reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2003	POLYCOM, INC.

/s/ ROBERT C. HAGERTY
Robert C. Hagerty
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL R. KOUREY
Michael R. Kourey Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)

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

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003	By:	/s/ ROBERT C. HAGERTY
	Name:	Robert C. Hagerty
	Title:	President and Chief Executive Officer

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003	By:	/s/ MICHAEL R. KOUREY
	Name:	Michael R. Kourey
	Title:	Senior Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
99.1	Certifications pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.