Form 10-Q
period 2003-06-30
POLYCOM INC
filed 2003-08-01
CIK 1010552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

There were 98,865,379 shares of the Company’s Common Stock, par value $.0005, outstanding on July 31, 2003.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

PART 1  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$197,364	$155,191
Short-term investments	9,466	38,670
Trade receivables, net of allowance for doubtful accounts of $2,815 at June 30, 2003 and $4,440 at December 31, 2002	48,659	65,470
Inventories	25,477	32,308
Deferred taxes	28,089	29,787
Prepaid expenses and other current assets	21,114	16,622
Total current assets	330,169	338,048
Property and equipment, net	28,737	28,428
Long-term investments	322,877	319,147
Goodwill	297,076	300,039
Purchased intangibles, net	24,032	32,827
Deferred taxes	53,475	53,446
Other assets	8,291	4,939
Total assets	$1,064,657	$1,076,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$31,548	$29,788
Accrued payroll and related liabilities	8,943	7,540
Taxes payable	43,737	44,338
Deferred revenue	16,795	16,950
Other accrued liabilities	28,490	36,519
Total current liabilities	129,513	135,135

Long-term liabilities	36,254	37,996
Total liabilities	165,767	173,131

Stockholders’ equity
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; Issued and outstanding: One at June 30, 2003 and December 31, 2002, respectively	—	—
Common stock, $0.0005 par value; Authorized: 175,000,000 shares; Issued and outstanding: 98,711,168 shares at June 30, 2003 and 98,987,386 shares at December 31, 2002	50	50
Additional paid-in capital	863,742	866,044
Cumulative other comprehensive income	1,255	2,152
Unearned stock-based compensation	(379)	(573)
Retained earnings	34,222	36,070
Total stockholders’ equity	898,890	903,743
Total liabilities and stockholders’ equity	$1,064,657	$1,076,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net revenues	$99,434	$122,195	$192,354	$254,450
Cost of net revenues	40,301	51,277	78,934	104,759
Gross profit	59,133	70,918	113,420	149,691

Operating expenses:
Sales and marketing	24,245	25,531	50,909	48,734
Research and development	17,820	18,403	37,640	37,248
General and administrative	7,583	8,525	15,315	16,318
Acquisition-related costs	115	1,530	188	2,723
Amortization of purchased intangibles	4,397	4,411	8,795	8,339
Purchased in-process research and development	—	900	—	900
Restructuring costs	4,326	—	5,029	—
Litigation settlements	65	—	65	(257)
Total operating expenses	58,551	59,300	117,941	114,005
Operating income (loss)	582	11,618	(4,521)	35,686

Interest income, net	2,071	2,359	4,504	4,170
Gain (loss) on strategic investments	101	(4,044)	(114)	(4,627)
Other income (expense), net	(430)	333	(624)	366
Income (loss) from continuing operations before provision for (benefit from) income taxes	2,324	10,266	(755)	35,595
Provision for (benefit from) income taxes	660	2,641	(178)	9,218
Income (loss) from continuing operations	1,664	7,625	(577)	26,377
Loss from discontinued operations, net of taxes	—	(1,992)	(676)	(6,236)
Gain (loss) from sale of discontinued operations, net of taxes	(70)	—	427	—
Net income (loss)	$1,594	$5,633	$(826)	$20,141

Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$0.02	$0.08	$(0.01)	$0.26
Loss per share from discontinued operations, net of taxes	—	(0.02)	(0.01)	(0.06)
Gain (loss) per share from sale of discontinued operations, net of taxes	—	—	0.01	—
Basic net income (loss) per share	$0.02	$0.06	$(0.01)	$0.20

Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$0.02	$0.08	$(0.01)	$0.26
Loss per share from discontinued operations, net of taxes	—	(0.02)	(0.01)	(0.06)
Gain (loss) per share from sale of discontinued operations, net of taxes	—	—	0.01	—
Diluted net income (loss) per share	$0.02	$0.06	$(0.01)	$0.20

Weighted average shares outstanding for basic net income (loss) per share calculation	98,940	100,211	99,126	98,834

Weighted average shares outstanding for diluted net income (loss) per share calculation	99,977	101,564	99,126	100,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net income (loss)	$(826)	$20,141

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain from sale of discontinued operations, net of taxes	(427)	—
Depreciation and amortization	7,763	7,413
Amortization of purchased intangibles	8,795	8,339
Provision for doubtful accounts	521	2,611
Provision for excess and obsolete inventories	1,136	3,883
Tax benefit from exercise of stock options	496	1,941
Amortization of unearned stock-based compensation	182	296
Loss on strategic investments	114	4,627
Purchase of in-process research and development	—	900
Changes in assets and liabilities:
Trade receivables	16,290	532
Inventories	6,722	10,817
Deferred taxes	—	257
Prepaid expenses and other current assets	(4,149)	(5,442)
Accounts payable	1,760	11,137
Taxes payable	(846)	4,985
Other accrued liabilities	(5,777)	(19,766)
Net cash provided by operating activities	31,754	52,671
Cash flows from investing activities:
Purchases of property and equipment	(8,111)	(7,251)
Purchase of licensed technology	(3,528)	—
Purchases of investments	(452,040)	(226,310)
Proceeds from sale and maturity of investments	477,228	80,700
Proceeds from sale of discontinued operations	1,200	—
Purchase of convertible note receivable	(522)	—
Net cash received in purchase acquisitions	—	93
Net cash provided by (used in) investing activities	14,227	(152,768)
Cash flows from financing activities:
Proceeds from stock offering, net of issuance costs	—	237,495
Proceeds from issuance of common stock under employee option and stock purchase plans	3,107	4,221
Purchase of treasury stock	(6,915)	(4,207)
Net cash provided by (used in) financing activities	(3,808)	237,509
Net increase in cash and cash equivalents	42,173	137,412
Cash and cash equivalents, beginning of period	155,191	126,832
Cash and cash equivalents, end of period	$197,364	$264,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2003, the condensed consolidated statements of operations for the three and six months ended June 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

On September 27, 2002, the Company changed its fiscal year from a 52-53 week fiscal year ending on the Sunday closest to December 31, to a fiscal year ending on December 31. Accordingly, the Company’s fiscal quarters will end on the last day of the calendar quarter, or March 31, June 30, September 30 and December 31. This change was effective beginning with the fiscal quarter ended September 30, 2002. For the three months ended March 31, 2002 and June 30, 2002, the Company used a 52-53 week fiscal year, however the periods ended on March 31 and June 30, respectively.

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year’s format.

2.                                      RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, (SFAS 145) “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS 145 rescinds SFAS No. 4, (SFAS 4) ”Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. We adopted SFAS 145 effective January 1, 2003 and the adoption did not have a material effect on our consolidated results of operations, financial condition or cash flows.

In June 2002, the FASB issued SFAS No. 146, (SFAS 146) “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS 144 or with exit or restructuring activities previously covered by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS 146 was applied prospectively to exit or disposal activities that were initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on our consolidated results of operations, financial condition or cash flows.

In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. We have applied the recognition provisions of FIN 45 to guarantees issued from January 1, 2003. The adoption of FIN 45 did not have a material impact on our consolidated results of operations, financial condition or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF Issue No. 00-21 to have a material effect on our consolidated results of operations, financial condition or cash flows.

In December 2002, the FASB issued SFAS No. 148, (SFAS 148) “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. We adopted these disclosure requirements beginning with our Quarterly Report on Form 10-Q filed on May 18, 2003.

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect FIN 46 to have a material effect on our consolidated results of operations, financial condition or cash flows.

3.                                      DISCONTINUED OPERATIONS

In January 2003, the Company sold to Verilink Corporation (“Verilink”) certain fixed assets and intellectual property rights relating to Polycom’s network access product line, including Polycom’s line of NetEngine integrated devices, for a total of up to $3.0 million in cash, of which (i) $1.0 million was paid to Polycom at closing, (ii) $0.25 million will be paid to Polycom on the first anniversary of the closing, and (iii) up to $1.75 million will be paid to Polycom quarterly based on ten percent of Verilink’s revenues related to the sale of NetEngine products. Concurrent with the closing, certain of our employees joined Verilink. Verilink has also agreed to purchase Polycom’s existing NetEngine-related inventories, with a book value of approximately $1.9 million as of the closing date, on an as needed basis. As of June 30, 2003, Verilink had purchased $1.0 million of NetEngine-related inventories, leaving a balance of $0.9 million classified as assets held for sale which is included in Other Assets on the condensed consolidated balance sheets. Additionally, in connection with the sale, Polycom entered into a license agreement with Verilink pursuant to which Verilink granted to Polycom a license to use and further develop the network access technology related to the NetEngine product line. The Company has agreed not to compete with Verilink in the network access market for a period of three years. For the six months ended June 30, 2003, Verilink has paid $0.2 million related to ten percent of Verilink’s revenues from the sale of NetEngine products during this period.

The Company’s condensed consolidated financial statements reflect its network access product line as discontinued operations in accordance with SFAS 144. The results of operations of the Company’s network access product line have been classified as discontinued, and prior periods have been reclassified, including the reallocation of general overhead charges to the Company’s two remaining reporting segments. The Company recorded an after-tax gain of $0.4 million as a result of this transaction during the six months ended June 30, 2003. The Company may record additional quarterly gains related to the sale of this product line as Verilink remits ten percent of its quarterly revenues from the sale of NetEngine products subject to a maximum amount of $1.75 million.

The following table shows the results of operations of the Company’s network access product line (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003(a)	June 30, 2002
Net revenues	$—	$2,759	$577	$5,015
Cost of net revenues	—	3,620	796	9,175
Gross loss	—	(861)	(219)	(4,160)

Operating expenses:
Sales and marketing	—	534	145	1,158
Research and development	—	1,101	700	2,496
Total operating expenses	—	1,635	845	3,654
Operating loss	—	(2,496)	(1,064)	(7,814)
Benefit from income taxes	—	504	388	1,578
Net loss	$—	$(1,992)	$(676)	$(6,236)

(a) Includes operations from January 1, 2003 to January 28, 2003, the transaction closing date.

The following table shows the components of the gain (loss) from sale of discontinued operations (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003

Proceeds	$—	$1,453
Net book value of assets and liabilities sold	(111)	(553)
Costs of disposition	—	(228)

Gain (loss) on sale before taxes	(111)	672
Taxes	41	(245)

Gain (loss) from sale of discontinued operations, net of taxes	$(70)	$427

4.                                      INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates the first-in, first-out (“FIFO”) method. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$1,677	$1,111
Work in process	267	221
Finished goods	23,533	30,976
	$25,477	$32,308

5.                                      GUARANTEES

Warranty

The Company provides for the estimated costs of hardware and software product warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold. In the case of hardware manufactured by us, our warranties generally start from the delivery date and continue for one to three years depending on the product purchased. Software products generally carry a 90-day warranty from the date of shipment. Our liability under these warranties is to provide a corrected copy of any portion of the software found not to be in substantial compliance with the agreed upon specifications. Factors that affect our warranty obligation include product failure rates, material usage and service delivery costs incurred in correcting product failures. We assess the adequacy of our recorded warranty liabilities every quarter and make adjustments to the liability if necessary.

Changes in the warranty obligation, which is included as a component of “Other Accrued Liabilities” on the condensed consolidated balance sheets, during the period are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Balance at beginning of period	$8,753	$10,153	$10,224	$9,123
Accruals for warranties issued during the period	1,658	2,605	2,420	4,810
Actual warranty expenses	(2,131)	(3,502)	(4,364)	(4,677)
Balance at end of period	$8,280	$9,256	$8,280	$9,256

Changes in deferred service revenue, which is included as a component of “Deferred Revenue” on the condensed consolidated balance sheets, during the period are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Balance at beginning of period	$16,431	$20,089	$16,463	$17,906
Additions to deferred service revenue	7,010	5,590	13,305	13,875
Amortization of deferred service revenue	(7,172)	(7,103)	(13,499)	(13,205)
Balance at end of period	$16,269	$18,576	$16,269	$18,576

The cost of providing the Company’s extended warranty programs for the three months ended June 30, 2003 and 2002 was $6,170 and $6,320, respectively.  The cost of providing the Company's extended warranty programs for the six months ended June 30, 2003 and 2002 was $12,661 and $12,478, respectively.

Indemnifications to Verilink Corporation (“Verilink”)

In connection with the sale of the network access product line to Verilink, the Company has agreed to indemnify Verilink against certain contingent liabilities. The Company believes the estimated fair value of this indemnification is not material.

Officer and Director Indemnifications

As permitted or required under Delaware law and to the maximum extent allowable under that law, the Company has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal.

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

6.                                      OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

	June 30, 2003	December 31, 2002

Accrued expenses	$3,423	$6,586
Short-term restructuring reserves	9,598	7,975
Warranty obligations	8,280	10,224
Inventory purchase commitment	—	3,359
Sales tax payable	4,562	4,597
Employee stock purchase plan withholding	853	2,135
Other accrued liabilities	1,774	1,643
	$28,490	$36,519

The inventory purchase commitment was a PictureTel liability that the Company assumed as part of the acquisition of that entity in October 2001, and represented a commitment to purchase inventory volumes manufactured by a third-party vendor in excess of what the Company estimated it could sell. In May 2003, the Company settled this obligation in full by paying cash of approximately $0.5 million to the third-party vendor. The balance of the accrual was reversed with a corresponding reduction in goodwill.

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

8.                                      BANK LINE OF CREDIT

The Company has available a $25 million revolving line of credit with a bank under an agreement dated November 15, 2001. Borrowings under the line are unsecured and bear interest at the bank’s prime rate (4.00% at June 30, 2003) or at the London interbank offered rate (LIBOR) plus 0.65% (approximately 1.77% at June 30, 2003). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels and other related items. The line of credit expires on December 3, 2003. There were no balances outstanding on the line of credit and the Company was in compliance with all applicable financial covenants and restrictions for the periods presented.

9.                                      COMPUTATION OF NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER SHARE

Basic net income (loss) per share from continuing operations is computed by dividing net income (loss) from continuing operations by the weighted average number of common shares outstanding for the period less the weighted average shares of treasury stock and common stock subject to repurchase. Diluted net income (loss) per share from continuing operations reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and warrants outstanding, or the conversion of preferred stock to common stock and shares of common stock subject to repurchase. Potentially dilutive shares (including shares issued under the Stock Option Plan which are subject to repurchase) are excluded from the computation of diluted net income (loss) per share from continuing operations when their effect is antidilutive.

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share from continuing operations is provided as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Numerator—basic and diluted net income (loss) per share from continuing operations:
Net income (loss) from continuing operations	$1,664	$7,625	$(577)	$26,377
Denominator—basic net income (loss) per share from continuing operations
Weighted average common stock outstanding	98,941	100,640	99,127	99,231
Treasury shares	—	(426)	—	(395)
Shares subject to repurchase	(1)	(3)	(1)	(2)
Total shares used in calculation of basic net income (loss) per share from continuing operations	98,940	100,211	99,126	98,834

Basic net income (loss) per share from continuing operations	$0.02	$0.08	$(0.01)	$0.26
Denominator—diluted net income (loss) per share from continuing operations:
Denominator—shares used in calculation of basic net income (loss) per share from continuing operations	98,940	100,211	99,126	98,834
Effect of dilutive securities:
Common stock options	1,036	1,350	—	1,952
Shares subject to repurchase	1	3	—	2
Total shares used in calculation of diluted net income (loss) per share from continuing operations	99,977	101,564	99,126	100,788
Diluted net income (loss) per share from continuing operations	$0.02	$0.08	$(0.01)	$0.26

For the three and six months ended June 30, 2003, approximately 9,434,750 and 10,096,901 and for the three and six months ended June 30, 2002 approximately 9,498,082 and 5,959,623, respectively, of dilutive securities such as stock options and stock subject to repurchase were excluded from the denominator in the computation of net income (loss) per share from continuing operations, as their effect would be anti-dilutive.

10.                               STOCK BASED COMPENSATION

In accordance with SFAS No. 123, (SFAS 123) “Accounting for Stock-Based Compensation,” the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and Financial Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award.

The Company’s net income (loss) and basic and diluted net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income (loss)—as reported	$1,594	$5,633	$(826)	$20,141
Less stock based compensation expense determined under fair value based method, net of tax effects	(3,966)	(14,478)	(9,737)	(31,011)

Net loss—pro forma	$(2,372)	(8,845)	$(10,563)	$(10,870)

Basic net income (loss) per share—as reported	$0.02	$0.06	$(0.01)	$0.20
Basic net loss per share—pro forma	$(0.02)	$(0.09)	$(0.11)	$(0.11)
Diluted net income (loss) per share—as reported	$0.02	$0.06	$(0.01)	$0.20
Diluted net loss per share—pro forma	$(0.02)	$(0.09)	$(0.11)	$(0.11)

The impact on pro forma net loss and net loss per share in the table above may not be indicative of the effect in future years as options vest over several years and the Company continues to grant stock options to new and current employees.

11.                               BUSINESS SEGMENT INFORMATION

Polycom is a leading global provider of a line of high-quality, easy-to-use communications equipment that enables enterprise users to more effectively conduct video, voice, data and web communications. Polycom’s offerings are organized along four product lines; Video Communications, Voice Communications, Network Systems, and Services. For reporting purposes, the Company aggregates Video Communications and Voice Communications into one segment named Communications and reports Network Systems as a separate segment. Services are allocated amongst Communications and Network Systems as it does not meet the disclosure thresholds for separate segment reporting. The segments were determined in accordance with how management views and evaluates Polycom’s business and based on the aggregation criteria as outlined in SFAS 131. Segment financial data for the three and six months ended June 30, 2002 has been adjusted to reflect these segments. In 2002, the Company had a third reportable segment named Network Access. In January 2003, this product line was sold and has been accounted for as a discontinued operation for the three and six months ended June 30, 2003 and 2002. As such, Network Access is not being reported as a segment as of or for the three and six months ended June 30, 2003 and 2002. In addition, software revenue reported in video revenue in prior periods has been reclassified to network systems revenue as a result of organizational changes that occurred in the second quarter of 2003. Future changes to this organizational structure or the business may result in changes to the reportable segments disclosed. A description of the types of products and services provided by each reportable segment is as follows:

Communications Segment

Communications products include: videoconferencing collaboration products that facilitate high-quality video communications; desktop, conference, analog, digital and IP voice communications products that enhance business communication; and a wide range of service and support offerings to our resellers and directly to some end-user customers. Our communication service offerings include: extended warranty and maintenance programs; integration services consisting of consulting, education, design and project management services; consulting services consisting of planning and needs analysis for end-users; design services, such as room design and custom solutions; and project management, installation and training.

Network Systems Segment

Network Systems products provide a broad range of network infrastructure to facilitate video, voice and data conferencing and collaboration capabilities to businesses, telecommunications service providers, and governmental and educational institutions. Our media servers provide seamless network connectivity across packet-based broadband networks and traditional circuit-switched networks for both video and voice multipoint conferencing. Our gateways move and translate traffic effectively and securely from one network type to another. Our line of network systems products also includes the PathNavigator call processing server, Global Management System software, PCS and WebOffice, a web-conferencing software application. To assist our end-user customers in implementing and managing their network systems products, we offer a portfolio of additional professional and maintenance services which include: extended warranty and maintenance programs; integrations services consisting of consulting, education, design and project management services; consulting services; and project management, installation and training.

Financial information for each reportable segment was as follows as of and for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Communications	Network Systems	Total
For the three months ended June 30, 2003:
Net revenue	$82,114	$17,320	$99,434
Contribution margin	33,694	5,366	39,060

As of June 30, 2003: Inventory	$20,981	$4,496	$25,477

For the three months ended June 30, 2002:
Net revenue	$99,441	$22,754	$122,195
Contribution margin	36,500	12,083	48,583

As of June 30, 2002: Inventory	$30,601	$2,872	$33,473

For the six months ended June 30, 2003:
Net revenue	$157,088	$35,266	$192,354
Contribution margin	59,532	11,488	71,020

For the six months ended June 30, 2002:
Net revenue	$207,858	$46,592	$254,450
Contribution margin	79,383	25,652	105,035

Segment contribution margin includes all product line segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include sales costs, marketing costs, other than direct marketing, general and administrative costs, such as legal and accounting, acquisition-related costs, amortization of purchased intangible assets, restructuring costs, litigation settlements, interest income, net, gain (loss) on strategic investments, other income (expense), net and provision for (benefit from) income taxes.

The reconciliation of segment information to Polycom income (loss) from continuing operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Segment contribution margin	$39,060	$48,583	$71,020	$105,035
Corporate and unallocated costs	(29,575)	(30,124)	(61,464)	(57,644)
Acquisition related-costs	(115)	(1,530)	(188)	(2,723)
Amortization of purchased intangibles	(4,397)	(4,411)	(8,795)	(8,339)
Purchased in-process research and development	—	(900)	—	(900)
Restructuring costs	(4,326)	—	(5,029)	—
Litigation settlements	(65)	—	(65)	257
Interest income, net	2,071	2,359	4,504	4,170
Gain (loss) on strategic investments	101	(4,044)	(114)	(4,627)
Other income (expense), net	(430)	333	(624)	366
(Provision for) benefit from income taxes	(660)	(2,641)	178	(9,218)
Income (loss) from continuing operations	$1,664	$7,625	$(577)	$26,377

The percentage of total net revenues for the Video Communications, Voice Communications, Network Systems and iPower-related services were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Video communications	58%	59%	57%	60%
Voice communications	19%	17%	20%	16%
Network systems	18%	19%	18%	18%
iPower-related services	5%	5%	5%	6%
Total net revenues	100%	100%	100%	100%

12.                               COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income (loss)	$1,594	$5,633	$(826)	$20,141
Change in unrealized gain (loss) on investments	(653)	1,613	(897)	(1,523)
Change in foreign currency translation	—	80	—	162
Comprehensive income (loss)	$941	$7,326	$(1,723)	$18,780

13.                               INVESTMENTS

Short-term and long-term investments consist of U.S., state and municipal government obligations and foreign and domestic public corporate debt and equity securities. Also included in short and long-term investments are $0.2 million and $0.4 million of investments in certain publicly traded equity securities at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003 and December 31, 2002, short-term investments maturing within one year totaled approximately $9.5 million and $38.7 million, respectively, and long-term investments with maturities greater than one year totaled approximately $322.9 million and $319.1 million, respectively. All short and long-term investments are carried at fair value based on quoted market prices at the end of the reporting period, with unrealized gains and losses on these investments recorded as a component of stockholders’ equity. If these investments are sold at a loss or are considered to have permanently declined in value, a charge to operations is recorded. During the three months ended June 30, 2003 and 2002, the Company recorded a gain (loss) totaling $0.1 million and ($1.9) million, respectively, and for the six months ended June 30, 2003 and 2002 totaling ($0.1) million and ($2.5) million, respectively, related to the sale and/or write-down of its publicly traded equity securities.

For strategic reasons we have made various investments in private companies. The private company investments are carried at cost less any impairment write-downs and are recorded in “Other assets” in our condensed consolidated balance sheets. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary.  At December 31, 2002, these investments had no carrying value. We made an additional investment in a private company in the first quarter of 2003 which had a carrying value of $0.5 million as of June 30, 2003. For the three and six months ended June 30, 2002, we wrote down our equities in privately held companies by $2.1 million. No write-down of private company investments occurred in the three or six months ended June 30, 2003.

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

Acquisition Date	Acquired Company	Consideration Paid	In-process R&D Expense	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets	Unearned Stock-based Compensation
June 20, 2002	MeetU	$2,690	$900	$41	$2,900	$(1,151)	$—
November 30, 2001	ASPI	5,992	900	2,062	4,100	(1,824)	754
October 18, 2001	PictureTel	412,868	49,292	289,505	42,821	31,250	—
April 2, 2001	Circa	14,604	2,450	8,454	3,650	(730)	780
Totals		$436,154	$53,542	$300,062	$53,471	$27,545	$1,534

15.                               GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill (in thousands):

Balance at December 31, 2002	$300,039
Less: Changes in fair value of assets acquired	(110)
Less: Changes in fair value of liabilities acquired	(2,853)
Balance at June 30, 2003	$297,076

The fair value adjustments to assets acquired during the six months ended June 30, 2003 related to receipt of interest income on a tax refund, net of taxes. The fair value adjustments to liabilities acquired during the six months ended June 30, 2003 related to the final settlement of an inventory purchase commitment for less than the amount that was accrued and the receipt of a note receivable that was fully reserved, net of taxes.

The following table presents details of the Company’s total purchased intangible assets as of June 30, 2003 (in thousands):

Purchased Intangible Assets	Gross Value	Accumulated Amortization	Net Value
Core and developed technology	$23,978	$(13,989)	$9,989
Patents	8,668	(4,916)	3,752
Customer and partner relationships	19,625	(10,488)	9,137
Trade name	1,021	(103)	918
Other	500	(264)	236
Total	$53,792	$(29,760)	$24,032

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

The estimated future amortization expense of purchased intangible assets as of June 30, 2003 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2003	$8,795
2004	13,870
2005	449
Total	$23,114

16.                               ACQUISITION-RELATED COSTS AND LIABILITIES

For the three months ended June 30, 2003 and 2002 and for the six months ended June 30, 2003 and 2002, the Company recorded a charge to operations of $0.1 million, $1.5 million, $0.2 million and $2.7 million, respectively, for acquisition-related integration costs primarily related to the PictureTel and Accord acquisitions. These charges include outside financial advisory, legal and accounting services. These charges include the cost of actions designed to improve the Company’s combined competitiveness, productivity and future profitability and primarily relate to the elimination of redundant and excess facilities and workforce in the Company’s combined businesses, the elimination of redundant assets, and accounting and legal costs related to the liquidation of redundant facilities and legal entities.

The following table summarizes the status of the Company’s acquisition-related liabilities, restructuring and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits	Asset Impairment	Asset Write-Off	Other Exit Costs	Integration Costs, Merger Fees and Expenses
Balance at January 1, 2001	$—	$—	$—	$—	$—	$4,467
2001 Additions to the reserves	1,429	2,311	6,655	771	309	12,602
2001 Liabilities assumed through purchase acquisitions	24,081	14,088	—	—	—	—
2001 Cash payments and other usage	(137)	(5,359)	(6,655)	(771)	(126)	(15,258)
Balance at December 31, 2001	25,373	11,040	—	—	183	1,811
2002 Additions to the reserves	—	—	—	—	—	3,699
2002 Finalization of facilities closing liability	15,042	—	—	—	—	—
2002 Liabilities assumed through purchase acquisitions	31	277	—	—	—	—
2002 Cash payments and other usage	(3,732)	(8,484)	—	—	(183)	(5,510)
Balance at December 31, 2002	36,714	2,833	—	—	—	—
Additions to the reserve	—	—	—	—	—	188
Cash payments and other usage	(1,462)	(1,479)	—	—	—	(188)
Balance at June 30, 2003	$35,252	$1,354	$—	$—	$—	$—

The Company had approximately $29.3 million and $32.0 million, at June 30, 2003 and December 31, 2002, respectively, of acquisition-related reserves classified as long-term liabilities. Approximately $7.3 million and $7.5 million, at June 30, 2003 and December 31, 2002, respectively, of acquisition-related reserves were classified as current liabilities.

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

Asset Impairments and Write-offs, Other Exit Costs and Merger Fees

Asset impairments in the amount of $6.7 million and asset write-offs in the amount of $0.8 million were principally related to the elimination of redundant or excess equipment. Other exit costs in the amount of $0.3 million were related to payment obligations that carried no future benefit to the Company’s combined operations and were completed as of December 31, 2002. Merger-related transaction and period expenses for the six months ended June 30, 2003 and the years ended December 31, 2002 and 2001 of $0.2 million, $3.7 million and $12.6 million, respectively, principally consisted of financial advisory, accounting, legal and consulting fees, and other direct merger-related expenses incurred in the period.

17.                               RESTRUCTURING COSTS

In 2002, the Company’s management approved restructuring actions in response to the global economic uncertainty and continued downturn in technology spending and to improve the Company’s overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. The Company recorded a restructuring charge of $1.7 million in 2002 as a result of these actions. This charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately six percent of the Company’s employees worldwide. As of June 30, 2003, the Company had paid substantially all of this charge. The remaining amount, of less than $0.1 million, will be paid by the end of the third quarter of 2003 and is recorded in Other Accrued Liabilities in the balance sheets.

In the first quarter of 2003, management approved additional restructuring actions primarily in connection with the sale of the network access product line to Verilink and in response to the global economic uncertainty and continued downturn in technology spending. These actions are meant to improve the Company’s overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. The Company recorded a restructuring charge of $0.7 million in the three months ended March 31, 2003 as a result of these actions. The charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately 1 percent of the Company’s employees worldwide. As of June 30, 2003, the Company had paid substantially all of this charge. The remaining amount, of less than $0.1 million, is to be paid in the third quarter of 2003 and is recorded in Other Accrued Liabilities on the balance sheets.

In the second quarter of 2003, management approved additional restructure actions in response to the global economic uncertainty and continued downturn in technology spending which are intended to improve the Company’s overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. The Company recorded a restructuring charge of approximately $4.3 million in the second quarter of 2003 as a result of these actions. This charge consisted primarily of severance and other employee termination benefits related to a workforce reduction of approximately 11 percent of the Company’s employees worldwide. The restructuring charge related to the Network Systems and Communications segments amounted to $0.1 million and $0.7 million, respectively. The balance of the restructuring charge related to operating activities which are separately managed at the corporate level and not allocated to segments. As of June 30, 2003, the Company had paid approximately $2.1 million of the $4.3 million charge. The remaining amount is to be paid by the end of the second quarter of 2004 and is recorded in Other Accrued Liabilities on the balance sheets.

18.                               INCOME TAXES

The Company’s overall effective tax rate for the three and six month periods ended June 30, 2003 is 28.0%, which resulted in a provision for income taxes of $0.6 million and a benefit from income taxes of $0.3 million, respectively. The overall effective tax rate for the three and six month periods ended June 30, 2002 was 27.5%, which resulted in a provision for income taxes of $2.1 million and $7.6 million, respectively. The increase in the effective tax rate was primarily the result of a decrease in foreign earnings subject to relatively lower tax rates.

The Company is required to separately report its results from discontinued operations net of tax.  To do this requires an intraperiod allocation of total tax expense between continuing operations and discontinued operations in accordance with the accounting rules.  The Company’s tax rates may vary from quarter to quarter, depending on the results of operations.  The Company’s continuing operations effective tax rate for the three and six month periods ended June 30, 2003 was 28.4% and 23.6%, respectively, which resulted in a corresponding provision for income tax of $0.7 million and a benefit from income taxes of $0.2 million, respectively. The continuing operations effective tax rate for the three and six month periods ended June 30, 2002 was 25.7% and 25.9%, respectively, which resulted in a provision for income taxes of $2.6 million and $9.2 million, respectively.

19.                               SHARE REPURCHASE PROGRAM

In June 2002, the Board of Directors approved a plan to repurchase up to 3.5 million shares of the Company’s common stock in the open market or privately negotiated transactions. As of December 31, 2002, the Company had repurchased approximately 1,483,000 shares in the open market, for cash of $15.9 million. During 2002, the Company retired and reclassified these shares of common stock as authorized and unissued. During the three and six months ended June 30, 2003, the Company repurchased approximately 280,000 and 755,000 shares, respectively, in the open market, for cash of $2.5 million and $6.9 million, respectively, which have been retired and reclassified as authorized and unissued. As of June 30, 2003, the Company is authorized to repurchase up to an additional approximately 1.3 million shares under the June 2002 repurchase plan.

20.                               STOCK OPTION EXCHANGE PROGRAM

On May 28, 2003, the Company commenced a voluntary stock option exchange program to certain eligible employees. Members of our board of directors and our executive officers are not eligible to participate in this exchange program. Under the program, eligible employees were given the option to cancel each outstanding stock option previously granted to them at an exercise price greater than or equal to $13.48 per share, in exchange for 0.8 new options to purchase shares of the Company’s common stock to be granted on December 29, 2003, six months and three days from June 25, 2003, the date the old options were cancelled. The exercise price of these new options will generally be equal to the fair market value of the Company’s common stock on the date of grant. The new options will have a term equal to the lesser of the remaining term of the exchanged options, or 5½ years. Generally, each new option will have the same vesting schedule as the exchanged option it replaces, but new options will not vest between the cancellation date of the exchanged option and the new option grant date.  Beginning on the new option grant date, vesting will then continue in accordance with the vesting schedule of the exchanged option, subject to continued employment on each relevant vesting date.  However, employees will be restricted from exercising new options for a period of six months following the new option grant date. In total, 4.1 million stock options were cancelled as a result of this program.  The exchange program is not expected to result in any additional compensation charges.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS AND OPERATING COSTS AND EXPENSES, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “OTHER FACTORS AFFECTING FUTURE OPERATIONS” IN THIS DOCUMENT AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002 AND THE FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2003.

Overview

We were incorporated in December 1990. We were engaged principally in research and development from inception through September 1992 when we began volume shipments of our first voice communications product, the SoundStation. In January 1998, we completed the acquisition of ViaVideo Communications, Inc., or ViaVideo, a development stage company that designed and developed high quality, low cost, easy-to-use, group video communications systems. In February 1998, we began customer shipments of our ViewStation products. In the fourth quarter of 2001, we completed our acquisition of PictureTel Corporation, adding to our video communications product line which currently consists of the ViewStation, iPower, Visual Concert and ViaVideo product families. In December 1999, we acquired Atlas Communication Engines, Inc., or Atlas, a privately held OEM supplier of integrated access devices, or IADs, and an emerging supplier of digital subscriber line, or DSL, routers which provide voice and data over DSL networks. In January 2003, we sold this product line to Verilink Corporation.  In the second quarter of 2001 and the fourth quarter of 2001, we completed our acquisitions of Circa Communications, Ltd., or Circa, and Atlanta Signal Processors, Incorporated, or ASPI, respectively. These acquisitions added to our voice communications product line which currently consists of the SoundStation, VoiceStation, SoundPoint, Vortex and Voice-over-IP (VoIP) product families. In February 2001, we acquired Accord Networks Ltd., or Accord, a leading provider of next generation, rich-media network products that enable Internet Protocol and other network voice and video communications in both the customer premises and service provider markets. Accord’s products were our initial network systems product offerings. In the second quarter of 2002, we completed our acquisition of MeetU.com, Inc., or MeetU, adding to our network systems product line which currently consists of the MGC and GW, Voice Bridge, GMS, PathNavigator and WebOffice product families which provide multipoint video connectivity and gateway capability through disparate networks.

Our consolidated financial statements for the three and six months ended June 30, 2003 include the effect of the MeetU acquisition which is included in our consolidated financial position, results of operations and cash flows from June 20, 2002, the date of acquisition.

For the first six months ended June 30, 2003, we derived a substantial majority of our net revenues from sales of our ViewStation, iPower, network systems and SoundStation products and iPower-related services. We anticipate that our video communications products, network systems, voice communications products and iPower-related services will account for a substantial majority of our net revenues for at least the next twelve months.

Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002

The following table sets forth, as a percentage of net revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net revenues	100%	100%	100%	100%
Cost of net revenues	40%	42%	41%	41%
Gross profit	60%	58%	59%	59%
Operating expenses:
Sales and marketing	25%	21%	26%	19%
Research and development	18%	15%	20%	15%
General and administrative	7%	7%	8%	7%
Acquisition-related costs	0%	1%	0%	1%
Amortization of purchased intangibles	5%	4%	5%	3%
Purchased in-process research and development	0%	1%	0%	0%
Restructuring costs	4%	0%	2%	0%
Litigation settlements	0%	0%	0%	0%
Total operating expenses	59%	49%	61%	45%
Operating income (loss)	1%	9%	(2)%	14%
Interest income, net	2%	2%	2%	2%
Loss on strategic investments	0%	(3)%	0%	(2)%
Other income (expense), net	0%	0%	0%	0%
Income (loss) from continuing operations before provision for (benefit from) income taxes	3%	8%	0%	14%
Provision for (benefit from) income taxes	1%	2%	0%	4%
Income (loss) from continuing operations	2%	6%	0%	10%
Loss from discontinued operations, net of taxes	0%	(1)%	0%	(2)%
Gain from sale of discontinued operations, net of taxes	0%	0%	0%	0%
Net income (loss)	2%	5%	0%	8%

Net Revenues

Net revenues for the three months ended June 30, 2003 decreased 19% over the same period of 2002. Net revenues for the three months ended June 30, 2003, in the Communications and Network Systems segments, decreased 17% and 24%, respectively. The decrease in Communications was due primarily to decreased sales volume of our video communications products. The video communications products net revenues decreased to $57.6 million for the three months ended June 30, 2003 from $72.6 million in the same period of 2002. The decrease in video communications net revenues, was split fairly evenly between our Viewstation product line and our iPower video product line. The iPower-related services net revenues were $5.3 million for the three months ended June 30, 2003 compared to $6.4 million reported in the same period of 2002. Also contributing to the decrease in net revenues was a decrease in sales volume of our network systems products and decreases in sales of our installed voice products and circuit switched products, which were partially offset by increases in our Voice-over-IP products for the three months ended June 30, 2003 when compared to the same period in 2002

In 2002, we began to implement a new direct-touch strategy in concert with a realignment of our channel partner strategy. As part of this new channel partner strategy, the channel inventory model has changed to reduce channel inventories to a more optimal level or to a drop-shipment method to certain channel partners’ end-user customers.  During the second quarter of 2003, we believe that we essentially completed our channel inventory reduction program and we believe that, in aggregate, we will see only minor variations, upwards or downwards, in channel inventory weeks within product lines or regions moving forward. During the third and fourth quarters of 2002 and the first half of 2003, we believe our channel partners’ video and voice inventory decreased over the respective prior periods. This decrease was due largely to this shift in channel partner strategy resulting in us shipping fewer video and voice units to channel partners in the third and fourth quarter of 2002 and our channel partners lowering inventory levels as a result of lower end-user demand. In the first and second quarter of 2003, we believe that sales of our products by our channel partners to end-user customers exceeded the number of units that we shipped to the channel as a result of increased end-user demand, thereby decreasing overall inventory at our channel partners. The decreased channel inventory levels had less impact on sales of iPower and network systems units, which are not typically carried in inventory by our channel partners. In addition, our channel partners reported greater sales out of our group video and voice products in the second quarter of 2003 as compared to the first quarter of 2003 and for voice products as compared to the second quarter of 2002. Reported group video products sales out decreased slightly on a year over year basis for the three months ended June 30, 2003.  On a regional basis, North America, Europe and Latin America revenues decreased 26%, 26% and 22%, respectively, while Asia revenues increased 9% for the three months ended June 30, 2003 over the three months ended June 30, 2002. Included in product revenues for voice, non-iPower video and network systems products are immaterial amounts of related service revenue.

Net revenues for the six months ended June 30, 2003 decreased 24% over the same period last year.  Net revenues for the six months ended June 30, 2003, in the Communications and Network Systems segments, both decreased 24%. The decrease in Communications was due primarily to decreased sales volume of our video communications products and iPower-

related services due to decreased end-user demand reflecting the global economic uncertainty and continued downturn in technology spending. The video communications products net revenues decreased to $108.8 million for the six months ended June 30, 2003 from $152.6 million in the same period of 2002. Although the ViewStation product line contributed to the decrease in video communications net revenues, this decrease was primarily due to decreased sales of the iPower video product. The iPower-related services net revenues was $10.7 million for the six months ended June 30, 2003 compared to $15.7 million reported in the same period of 2002. Also contributing to the decrease in overall net revenues was a decrease in sales volume of our network systems products and decreases in sales volumes of our voice over IP products and circuit switched products, which were partially offset by increases in our sales of installed voice products for the six months ended June 30, 2003 when compared to the same period in 2002.

No customer accounted for more than 10% of our net revenues for the three and six months ended June 30, 2003 and 2002. For the three months ended June 30, 2003 and 2002, our network systems segment had two channel partners that together represented approximately 19% and 24%, respectively, of Network Systems Segment product revenues. For the six months ended June 30, 2003 and 2002, our network systems segment had two channel partners that together represented approximately 19% and 21%, respectively, of Network Systems Segment product revenues. We believe it is unlikely that the loss of one or both of these channel partners would have a material adverse affect on the net revenues of this segment as we believe end-users would likely purchase our network systems products from a different channel partner.

Our business is subject to the risks arising from domestic and global economic conditions. During 2001 the domestic and global economic downturn, and in 2002 and the first half of 2003, global economic uncertainty and the continued downturn in technology spending slowed overall spending to the point where industries delayed or reduced technology purchases. In addition, in the first quarter of 2003, we noted a greater decrease in revenue from products with higher average selling prices, such as our network systems products.  If this global economic uncertainty and continued downturn in technology spending continues through 2003, it will likely continue to have an adverse effect on our results of operations for 2003. If our channel partners delay or reduce orders for our products, we may fall short of our revenue expectations for the remainder of 2003, as we did in the second and third quarters of 2002 and the first quarter of 2003. Further, if these conditions persist, our business and financial performance will continue to be negatively affected as they were in the first quarter of 2003, and the second half of 2002. For example, in the first quarter of 2003, these conditions resulted in sequentially weaker network systems product revenues compared to the fourth quarter of 2002. Network systems revenue had another small sequential decrease in revenue in the second quarter of 2003 and continues to be weak due to the global economic uncertainty and continued downturn in technology spending. The extent of any adverse economic conditions or uncertainty in technology spending in the remainder of 2003 is difficult to predict at this time, which represents a significant uncertainty with respect to our 2003 operating results. In addition, weakness in the end-user market for our products could negatively affect the revenue and cash flow of our channel partners who could, in turn, delay orders and delay paying their obligations to us. This could harm our revenues, profitability, financial condition and cash flow. In addition, we recently made significant changes in sales management and the sales organization. These changes may result in further changes to our channel partner strategy which may result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with more direct interaction between us and our direct end-user customers. These changes may cause additional disruptions in our channels and negatively impact revenue growth in the near term.

International net revenues, or revenues outside of Canada and the U.S., accounted for 47% and 42% of total net revenues for the three months ended June 30, 2003 and 2002, and accounted for 48% and 41% of total net revenues for the six months ended June 30, 2003 and 2002, respectively. International net revenues in absolute dollars decreased 9% and 13% for the three and six months ended June 30, 2003 as compared to the same periods in 2002. The absolute dollar decrease in the international component of our revenues for the three months ended June 30, 2003 over the same period of 2002 was primarily driven by decreased sales volume of our video communications products in Europe and Latin America, decreased iPower service revenue in Europe and Asia and decreased voice and network systems revenue in Europe. These decreases were partially offset by increases in video, voice and network systems revenue in Asia and increases in voice, network systems and iPower service revenue in Latin America. The absolute dollar decrease in the international component of our revenues for the six months ended June 30, 2003 over the same period of 2002 was primarily driven by decreased sales volume of our video communications products in Europe and Latin America, decreased iPower service revenue in Europe and Asia, decreased voice revenue in Europe and Latin America and decreased network systems revenue in Europe and Asia. These decreases were partially offset by increases in video and voice revenue in Asia and increases in network systems and iPower service revenue in Latin America.

We anticipate that international sales will continue to account for a significant portion of total net revenues for the foreseeable future, and we plan to continue our expansion in Asia and Europe. International sales, however, are subject to certain inherent risks, including potential economic weakness in international markets, quarantines or other restrictions associated with a recurrence of SARS, or other similar events, political instability, any adverse economic impact of terrorist attacks and incidents and any military response to those attacks, war or other hostilities, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in staffing and managing foreign operations, longer payment cycles, and difficulty in collecting accounts receivable. Significant adverse changes in currency exchange rates, as happened in the European market in 2000 and in the Asian market in late 1997, could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country. Additionally, international net revenues may fluctuate as a percentage of net revenues in the future as we introduce new products since we expect to initially introduce these products in North America, and also, because of the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner our business could be harmed. We cannot make assurances that we will be able to maintain or increase international market demand for our products. Additionally, to date, a substantial majority of our international sales have been denominated in U.S. currency. However, if our international sales were denominated in local currencies in the future, these transactions would be subject to currency fluctuation impacts which could adversely affect our financial results.

We typically ship products within a short time after we receive an order and historically have had no material backlog. Therefore backlog has not been a good indicator of future net revenues. Net revenues for any particular quarter are extremely difficult to predict with any degree of certainty. In the second quarter of 2003, we did end the quarter with a more significant amount of order backlog than our historical experience, principally as a result of our new channel strategy and achieving a higher degree of shipment linearity during the quarter.  There is no assurance that this level of linearity will be met in future quarters. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any uncertainty in end-user demand could significantly negatively impact end-user orders which could in turn negatively affect orders we receive from our channel partners in any given quarter. As a result, our backlog could decline to more historical levels or even to zero.

Cost of Net Revenues

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2003	June 30, 2002	Decrease	June 30, 2003	June 30, 2002	Decrease
Expenses	$40,301	$51,277	(21)%	$78,934	$104,759	(25)%
% of Net Revenues	40%	42%	(2)%	41%	41%	0%

Cost of net revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments and an allocation of overhead expenses, including facilities and IT costs. Generally, network systems products have a higher gross margin than our communication products. Overall, gross margins increased for the three months ended June 30, 2003, as compared to the comparable period in the prior year, as a result of a more favorable product mix generated from increased higher margin video and voice product sales, as a percent of total revenues, partially offset by decreased network systems and service revenues and lower margins in network systems and service. Video and voice margins were favorably impacted due to product mix, while network systems had a decrease in volume and continued to see a shift to lower margin products.

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

Sales and Marketing Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2003	June 30, 2002	Increase (Decrease)	June 30, 2003	June 30, 2002	Increase
Expenses	$24,245	$25,531	(5)%	$50,909	$48,734	4%
% of Net Revenues	25%	21%	4%	26%	19%	7%

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, advertising and promotional expenses, product marketing, and an allocation of overhead expenses, including facilities and IT costs. The increase in sales and marketing expense as a percentage of net revenues for the three and six months ended June 30, 2003 as compared to the comparable periods in 2002 is primarily due to the decrease in revenues during that same period of time. The decrease in absolute dollars in the three months ended June 30, 2003 over the same period last year was due primarily to a decrease in headcount in our sales force due to the sales reorganization and restructuring efforts that occurred in the first half of 2003. As a result, we had decreases in salaries and headcount-related expenses, such as travel. Partially offsetting this decrease in absolute dollars was our overall expansion of our marketing efforts, including the addition of a Chief Marketing Officer and related staffing. The increase in the absolute dollars for the six months ended June 30, 2003 over the same period last year was due primarily to our overall expansion of our marketing efforts, including the addition of a Chief Marketing Officer and related staffing, increased spending on the Polycom user group meeting and outside consultants. This increase was partially offset by cost containment measures and expense controls implemented in the second half of 2002 and the first half of 2003 due to the global economic uncertainty and continued downturn in technology spending.

Due to the innovative nature of our products, such as ViaVideo II, ViewStation, iPower, MGC, GW, PCS, WebOffice, PathNavigator, Vortex and VoIP products, we believe we will incur expenses, especially advertising, to expand the overall market for, to drive penetration of, and increase the adoption rate of this technology and our products and to educate potential end-users as to the desirability of these products over competing products.  Future quarter sales and marketing expense increases or decreases in absolute dollars is difficult to predict due to visibility of costs, timing of revenue and other factors.

Research and Development Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2003	June 30, 2002	Increase (Decrease)	June 30, 2003	June 30, 2002	Increase
Expenses	$17,820	$18,403	(3)%	$37,640	$37,248	1%
% of Net Revenues	18%	15%	3%	20%	15%	5%

Research and development expenses consist primarily of compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. The overall decrease in research and development for the three months ended June 30, 2003, compared to the comparable period in 2002, was a result of cost containment measures and expense controls implemented in the second half of 2002 and the first half of 2003 due to the global economic uncertainty and continued downturn in technology spending.

Increases in research and development expenses occurred for the network systems product line in the three and six months ended June 30, 2003 as compared to the same period in the prior year, while research and development expenses decreased for the video product line for both periods as compared to the prior year. Research and development expenses decreased for the three months ended June 30, 2003 as compared to the prior period and increased slightly for the six months ended June 30, 2003 as compared to the prior period for the voice product line. The increase in research and development expense as a percentage of net revenues for the three and six months ended June 30, 2003 as compared to the comparable period in 2002 is primarily due to the decrease in revenues during that same period of time. We continue to make investments in improving our existing products, integrating all of our existing and acquired products and developing new products, some of which were launched in the first and second quarter of 2003. In the three months ended June 30, 2003, individually, video product development expenditures accounted for the majority of the total decrease, while voice product development expenditure decreases contributed to a lesser extent. These decreases were partially offset by increases in network systems product development expenditures and some increase in corporate product development expenses. In the six months ended June 30, 2003, individually, network systems product development expenditures accounted for the largest portion of the total increase, with voice product development expenditures and corporate product development expenditures increases contributing to a lesser extent. These increases were partially offset by decreases in video product development expenditures. We are currently investing research and development resources to enhance and upgrade our Polycom Office suite of products, which include our

ViewStation, ViaVideo II, iPower, GMS, MGC, PCS, WebOffice, PathNavigator, SoundStation, VoiceStation and Vortex. In all periods presented, all research and development costs have been expensed as incurred.

We believe that technological leadership is critical to our success and we are committed to continuing a high level of research and development to develop new technologies and combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. Future quarter research and development expenses increases or decreases in absolute dollars are difficult to predict due to visibility of costs, timing of revenue and other factors.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2003	June 30, 2002	Decrease	June 30, 2003	June 30, 2002	Increase (Decrease)
Expenses	$7,583	$8,525	(11)%	$15,315	$16,318	(6)%
% of Net Revenues	7%	7%	0%	8%	7%	1%

General and administrative expenses consist primarily of compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, patent litigation costs and bad debt expense. As a percentage of net revenues, general and administrative expenses remained flat for the three months ended June 30, 2003 and increased 1 point for the six months ended June 30, 2003 as compared to the comparable periods in 2002 primarily due to the decrease in revenues during the same periods of time. The decrease in spending in absolute dollars in general and administrative in the three and six months ended June 30, 2003 over the comparable period in the prior year was primarily the result of a decrease in bad debt expense and recruiting expenses partially offset by higher costs associated with increased infrastructure costs and outside services, including increased costs associated with new regulatory requirements, patent litigation and increased insurance costs related to Directors and Officers insurance. Individually, for the three months ended June 30, 2003 the decrease in bad debt expense and recruiting accounted for $1.3 million and $0.3 million of the total decrease, respectively, partially offset by increases in infrastructure costs which accounted for $0.2 million of the change and outside services which accounted for $0.5 million of the change, with the remaining change related to numerous smaller items. Individually, for the six months ended June 30, 2003 the decrease in bad debt expense and recruiting expense accounted for $2.1 million and $0.3 million of the total decrease, respectively, partially offset by increases in infrastructure costs which accounted for $0.4 million of the change and outside services which accounted for $1.0 million of the change, with the remaining change related to numerous smaller items.

If the costs associated with our patent litigation are higher than currently anticipated we may incur more legal costs than currently expected. Additionally, predicting the timing of bad debt expense associated with uncollectible receivables is difficult, particularly during the current global economic uncertainty and continued downturn in technology spending. Material charges due to uncollectability of our receivables or material charges related to costs associated with our patent litigation could increase our general and administrative expenses and negatively affect our profitability in the quarter they are recorded.  Future quarter general and administrative expense increases or decreases in absolute dollars is difficult to predict due to visibility of costs, timing of revenue and other factors.

Acquisition-Related Costs

We incurred acquisition-related costs totaling $0.1 million and $0.2 million in the three and six months ended June 30, 2003, respectively, and $1.5 million and $2.7 million in the three and six months ended June 30, 2002, respectively, primarily for integration costs related to the PictureTel and Accord acquisitions. If we acquire another business in the future, we may incur material acquisition expenses related to such a transaction.

Amortization of Purchased Intangibles

In the three months ended June 30, 2003 and 2002, we recorded $4.4 million in amortization of purchased intangibles related to the PictureTel, Circa, ASPI and MeetU acquisitions. In the six months ended June 30, 2003 and 2002, amortization of purchased intangibles totaled $8.8 million and $8.3 million, respectively. Purchased intangible assets are being amortized to expense over their estimated useful lives of three years.

Purchased in-process research and development

In the three and six month periods ended June 30, 2002, we incurred charges totaling $0.9 million for in-process research and development acquired as part of our acquisition of MeetU.com, Inc. The amount allocated to purchased in-

process research and development was determined by an independent appraisal using established valuation techniques in the high-technology communications industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

Restructuring Costs

In the second quarter of 2003, management approved additional restructure actions in response to the global economic uncertainty and continued downturn in technology spending which are intended to improve the Company’s overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. The Company recorded a restructuring charge of approximately $4.3 million in the second quarter of 2003 as a result of these actions. This charge consisted primarily of severance and other employee termination benefits related to a workforce reduction of approximately 11 percent of the Company’s employees worldwide. The restructuring charge related to the Network Systems and Communications segments amounted to $0.1 million and $0.7 million, respectively. The balance of the restructuring charge related to operating activities which are separately managed at the corporate level and not allocated to segments. As of June 30, 2003, the Company had paid approximately $2.1 million of the $4.3 million charge. The remaining amount is to be paid by the end of the second quarter of 2004 and is recorded in Other Accrued Liabilities on the balance sheets.

In the first quarter of 2003, we approved additional restructuring actions primarily in connection with the sale of the network access product line to Verilink and in response to the global economic uncertainty and continued downturn in technology spending. These actions are meant to improve our overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. We recorded a restructuring charge of $0.7 million in the three months ended March 31, 2003 as a result of these actions. The charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately 1 percent of our employees worldwide. As of June 30, 2003, we had paid substantially all of this charge. The remaining amount, of less than $0.1 million, is to be paid in the third quarter of 2003 and is recorded in the Other Accrued Liabilities on the balance sheets.

Litigation Settlements

In the second quarter of 2003 we reached tentative settlements related to one employment and one patent litigation case, which resulted in us accruing an immaterial amount. We anticipate paying this amount in the third quarter of 2003.

During the first quarter of 2002, we reached a settlement with a former PictureTel customer. The dispute involved certain services provided by PictureTel in 2001 and amounts owed to us for providing these services. The amount received was net of legal fees incurred to litigate and settle the case.

Interest Income, Net

Interest income, net consists of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts and imputed interest expense related to the present value of costs associated with closing facilities as part of the PictureTel acquisition and related integration plan. Imputed interest expense for the three months ended June 30, 2003 and 2002 was $0.6 million and $0.4 million, respectively, and was $1.2 million and $0.7 million, for the six months ended June 30, 2003 and 2002, respectively. Interest income, net of interest expense, was $2.1 million and $2.4 million for the three months ended June 30, 2003 and 2002, respectively, and for the six months ended June 30, 2003 and 2002 was $4.5 million and $4.2 million, respectively. Interest income decreased for the three months ended June 30, 2003 over the comparable period in the prior year primarily due to lower average interest rates partially offset by higher average cash and investment balances. Interest income increased for the six months ended June 30, 2003 due to higher average cash and investment balances for the six months over the comparable period in the prior year as a result of the common stock offering completed in February 2002 which raised $237.5 million. Partially offsetting the increased interest due to higher average cash and investments balances was a decrease in the average interest rate return on our cash and investments due to monetary policy actions taken by the United States Federal Reserve Board. Average interest rate returns on our cash and investments were 2.09% in the second quarter of 2003 compared to 2.54%, for the second quarter of 2002. Average interest rate returns on our cash and investments were 2.24% in the first half of 2003 compared to 2.52% for the first half of 2002. Interest income, net could fluctuate for the remainder of 2003 due to movement in our cash balances and changes in interest rates in 2003 related to monetary policy actions taken by the United States Federal Reserve Board to stimulate economic growth in the United States.

Gain (Loss) on Strategic Investments

For strategic reasons we have made various investments in private companies, and in limited circumstances, public companies. The private company investments are carried at cost less any impairment write-downs and are recorded in “Other assets” in our condensed consolidated balance sheets. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist, and make appropriate reductions in carrying value, if necessary. At December 31, 2002, these investments had no carrying value. We made an additional investment in a private company in the first quarter of 2003 which had a carrying value of $0.5 million as of June 30, 2003. No write-down of private company investments occurred in the three or six months ended June 30, 2003. The public company investments are recorded in “Short-term investments” and “Long-term investments” in our condensed consolidated balance sheets and are marked to market each period through unrealized gains and losses recorded as a component of stockholders’ equity. If these investments are sold at a loss or have permanently declined in value, a charge to operations is recorded. During the three months ended June 30, 2003 and 2002, we recorded a gain (loss) totaling $0.1 million and ($4.0) million, respectively, and during the six months ended June 30, 2003 and 2002, we recorded a loss totaling $0.1 million and $4.6 million, respectively, related to the sale or write-down of these public and private company investments.

Provision for (Benefit From) Income Taxes

Our overall effective tax rate for the three and six month periods ended June 30, 2003 is 28.0%, which resulted in a provision for income taxes of $0.6 million and a benefit from income taxes of $0.3 million, respectively. The overall effective tax rate for the three and six month periods ended June 30, 2002 was 27.5%, which resulted in a provision for income taxes of $2.1 million and $7.6 million, respectively. The increase in the effective tax rate was primarily the result of a decrease in foreign earnings subject to relatively lower tax rates.

We are required to separately report our results from discontinued operations net of tax.  To do this requires an intraperiod allocation of total tax expense between continuing operations and discontinued operations in accordance with the accounting rules.  Our tax rates may vary from quarter to quarter, depending on the results of operations.  Our continuing operations effective tax rate for the three and six month periods ended June 30, 2003 was 28.4% and 23.6%, respectively, which resulted in a corresponding provision for income tax of $0.7 million and a benefit from income taxes of $0.2 million, respectively. The continuing operations effective tax rate for the three and six month periods ended June 30, 2002 was 25.7% and 25.9%, respectively, which resulted in a provision for income taxes of $2.6 million and $9.2 million, respectively.

Liquidity and Capital Resources

As of June 30, 2003, our principal sources of liquidity included cash and cash equivalents of $197.4 million, short-term investments of $9.5 million and long-term investments of $322.9 million. Short-term and long-term investments consisted primarily of U.S. government securities, state and local government securities and corporate debt and equity securities of which $0.2 million was invested in equity securities of publicly traded companies. In addition, we have a $25.0 million line of credit with a bank which was unused at June 30, 2003.

We generated cash from operating activities totaling $31.8 million in the six months ended June 30, 2003, compared with $52.7 million in the same period of 2002. The decrease was due primarily to a net loss for the six months ended June 30, 2003 versus net income in the comparable period of 2002, smaller non-cash expenses, smaller decreases in inventories, smaller increases in accounts payable and a decrease in taxes payable. Offsetting these negative effects were larger decreases in trade receivables, smaller increases in prepaids and other current assets and smaller decreases in other accrued liabilities.

The total net change in cash and cash equivalents for the six months ended June 30, 2003 was an increase of $42.2 million. The primary uses of cash during this period were $8.1 million for purchases of property and equipment, $3.5 million for the purchase of licensed technology, $6.9 million for repurchases of our common stock and $0.5 million for purchase of a convertible note receivable. The primary sources of cash during this period were $25.2 million of net proceeds from sale of investments, $31.8 million from operating activities, $3.1 million associated with the exercise of stock options and purchases under the employee stock purchase plan and $1.2 million of proceeds from sale of discontinued operations. The positive cash from operating activities was primarily the result of a net loss offset by adding back non-cash expenses (such as depreciation, amortization, the provision for doubtful accounts, inventory reserves for excess and obsolescence, loss on strategic investments and the tax benefits from the exercise of employee stock options), a reduction in trade receivables and inventories and net increases in accounts payable. Offsetting the positive effect of these items were net increases in prepaid expenses and other assets and a decrease in other accrued liabilities (primarily from severance and facility exit payments) and taxes payable. The positive cash impact due to net trade receivables and inventory reductions will likely not occur in the remainder of 2003 as it did in 2002 and the first half of 2003.

In June 2002, the Board of Directors approved a plan to repurchase up to 3.5 million shares of our common stock in the open market or privately negotiated transactions. As of December 31, 2002, we had repurchased approximately 1,483,000 shares in the open market, for cash of $15.9 million. During 2002, the Company retired and reclassified these shares of common stock as authorized and unissued. During the three and six months ended June 30, 2003 we had repurchased approximately 280,000 and 755,000 shares, respectively, in the open market, for cash of $2.5 million and $6.9 million, respectively, which have been retired and reclassified as authorized and unissued. We may continue to repurchase shares in the open market or in privately negotiated transactions. As of June 30, 2003, the Company is authorized to repurchase up to an additional approximately 1.3 million shares under the June 2002 repurchase plan.

At June 30, 2003, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $24.5 million primarily related to inventory purchases. We also have commitments that consist of obligations under our operating leases. In the event that we decided to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur. These commitments and obligations are reflected in our condensed consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services. In addition, our bank has issued letters of credit to secure the leases on some of our offices. These letters of credit total approximately $0.8 million and are secured by our credit facilities or cash deposits with our banks.

As of June 30, 2003, the following future minimum lease payments, net of estimated sublease income, are due under our current lease obligations. For example, the Company has an approximately 152,000 square foot building which is fully subleased to a third party for which the sublease runs concurrent with the Company’s lease obligation. As a result the Company is not currently showing a lease obligation related to this facility. If this sublease were to be terminated, or if the tenant defaulted on payment, the Company would incur additional lease payments that would negatively impact our operating results and overall cash flows. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. This table excludes leases subject to cancellation within twelve months of June 30, 2003 (in thousands):

	Minimum Lease Payments	Projected Annual Operating Costs
Year ending December 31,
Remainder of 2003	$5,856	$2,192
2004	12,355	4,790
2005	11,169	4,055
2006	11,074	3,999
2007	8,279	3,276
Thereafter	35,415	13,575
Minimum future lease payments	$84,148	$31,887

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

Warranty

We provide for the estimated cost of hardware and software product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revision of the estimated warranty liability would be required.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or channel partners were to deteriorate resulting in an impairment of their ability to make payments, as was the case with Global Crossing and WorldCom in 2002 and MCSi in 2003, additional allowances may be required.

Excess and Obsolete Inventory

We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future product life-cycles, product demand and market conditions. If actual product life cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Deferred and Refundable Taxes

We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statements of operations. As of June 30, 2003, we have $81.6 million in net deferred tax assets. In order to fully utilize these deferred tax assets we need to generate sufficient amounts of future U.S. taxable income. We believe that it is more likely than not that we will generate sufficient future taxable income to utilize these assets and therefore, as of June 30, 2003, we have not established a valuation allowance against these assets.

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

Non-marketable Securities

We periodically make strategic investments, or have acquired these investments through business acquisitions, in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to management that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. These investments had a carrying value of $0.5 million as of June 30, 2003, and have been permanently written down a total of $12.0 million from original cost in 2002, 2001 and 2000.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, (SFAS 145) “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS 145 rescinds SFAS No. 4, (SFAS 4) ”Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. We adopted SFAS 145 effective January 1, 2003 and the adoption did not have a material effect on our consolidated results of operations, financial condition or cash flows.

In June 2002, the FASB issued SFAS No. 146, (SFAS 146) “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS 144 or with exit or restructuring activities previously covered by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS 146 was applied to exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on our consolidated results of operations, financial condition or cash flows.

In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. We have applied the recognition provisions of FIN 45 to guarantees issued from January 1, 2003. The adoption of FIN 45 did not have a material impact on our consolidated results of operations, financial condition or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF Issue No. 00-21 to have a material effect on our consolidated results of operations, financial condition or cash flows.

In December 2002, the FASB issued SFAS No. 148, (SFAS 148) “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. We adopted these disclosure requirements beginning with our Quarterly Report on Form 10-Q filed on May 18, 2003.

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect FIN 46 to have a material effect on our consolidated results of operations, financial condition or cash flows.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OR ALL OF THESE RISKS.  THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. IN ASSESSING THESE RISKS, INVESTORS SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002 AND OUR QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2003 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

Our quarterly operating results may fluctuate significantly and are not a good indicator of future performance.

Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control. These factors include:

•                  difficult general economic conditions, as has been the case with the global economic uncertainty and downturn in technology spending, and specific economic conditions prevailing in the communications industry and other technology industries;

•                  market acceptance and transition of new product introductions, including those products launched in the first and second quarter of 2003, and other new products anticipated to be launched in the future, and product enhancements by us or our competitors;

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

•                  the near and long-term impact of the military action in Iraq or other hostilities;

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

•                  the impact of disruptions at the sites of our primary manufacturing partners in Thailand and Israel or raw material suppliers to these primary manufacturing partners, for any reason, including the recurrence of SARS or other similar event;

•                  the impact of disruptions in our operations, for any reason, including the recurrence of SARS or other similar event;

•                  the impact of seasonality on our various product lines and geographic regions;

•                  the introduction of web collaboration solutions that compete with our web collaboration or video solutions;

•                  adverse outcomes to intellectual property claims; and

•                  the level of royalties we must pay to third parties.

We experienced sequential quarterly revenue growth from 1998 through 2000. Since that time we have experienced fluctuations in our quarterly operating results due to these or other factors. These and other factors could further prevent us from attaining or sustaining sequential quarterly growth or meeting our expectations, and investors should not use our past results to predict future operating margins and results. For example, we experienced sequential quarterly revenue decreases in the first quarter of 2003, and the second, third and fourth quarters of 2002, primarily related to declines in our video communications and network systems product revenue. In addition, we incurred a significant net loss in 2001 due to charges related to acquisitions completed in that year, as well as a net loss in the first quarter of 2003.

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

As our business has grown, we have become increasingly exposed to adverse changes in general economic conditions which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, deferral or delay of purchase commitments for our products and increased competition. These factors adversely impacted our operating results in 2001, where we experienced a sequential revenue decrease in each of the first three quarters. We also experienced sequential revenue decreases in the second, third and fourth quarters of 2002 and the first quarter of 2003 due in part to these factors. The second half of 2003 is subject to similar risks, particularly if the current global economic uncertainty and downturn in technology spending continues. In addition, in the first quarter of 2003, we noted a greater decrease in revenue from products with higher average selling prices, such as our network systems products.  If this trend continues, it could harm our business.

We implemented restructuring actions in 2002 and the first and second quarters of 2003 to reduce our overall cost structure.  As a result of these actions, we recorded restructuring charges of $1.7 million in 2002 and $5.0 million for the first six months of 2003. These charges consisted of severance and other employee termination benefits related to workforce reductions. These restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees or a decrease in employee morale, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve the anticipated cost reductions our business could be harmed. In addition, these restructuring actions may not be sufficient and additional actions may need to be taken in the future.

In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales growth. If such sales growth does not occur in the time frame anticipated by these channel partners for any reason, including the continuation of the current global economic uncertainty and downturn in technology spending throughout the remainder of 2003, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels which would harm our business. For example, our channel partners reduced their inventory levels during 2001 in anticipation of lower end-user demand. Also, in 2002, we began to implement a new direct-touch strategy in concert with a realignment of our channel partner strategy. As part of this new channel partner strategy, the channel inventory model has changed to reduce channel inventories to a more optimal level or to a drop shipment method to certain channel partners’ end-user customers. During the second quarter of 2003, we believe that we essentially completed our channel inventory reduction program and we believe that, in aggregate, we will see only minor variations, upwards or downwards, in channel inventory weeks within product lines or regions moving forward. During the third and fourth quarters of 2002 and the first half of 2003 we believe our channel partners’ video and voice inventory decreased over the respective prior periods. This decrease was due largely to this shift in channel partner strategy resulting in us shipping fewer video and voice units to channel partners in the third and fourth quarter of 2002 and our channel partners lowering inventory levels as a result of lower end-user demand. In the first quarter and second quarter of 2003, we believe that sales of our products by our channel partners to end-user customers exceeded the number of units that we shipped to the channel, as a result of increased end-user demand, thereby decreasing overall inventory at our channel partners. The decreased channel inventory levels had less impact on sales of iPower and network systems units, which are not typically carried in inventory by our channel partners. In addition, our channel partners reported greater sales out of our group video and voice products in the second quarter of 2003 as compared to the first quarter of 2003 and for voice products as compared to the second quarter of 2002. Reported group video products sales out decreased slightly on a year over year basis for the three months ended June 30, 2003.

We face risks associated with our products and product development, including new product introductions and transitions.

Our success depends on our ability to assimilate new technologies in our products and to properly train our channel partners in the use of those products.

The markets for video and voice communications and network systems products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products,  proper positioning of new products in relation to our total product portfolio and their relative pricing, differentiation of new products from those of our competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with compatibility issues, channel partner training, technical and sales support as well as field support are also factors that may affect our success in this market. When we take any significant actions regarding our product offerings, it is important to educate and train our channel partners to avoid any confusion. For example, when we began shipping the ViewStation FX product, the timing of this delivery date likely created confusion in our channel partner customer base and the end-user customer market as these groups waited to see if this new ViewStation product was more desirable than the existing products. Therefore, the timing of this new product release likely had a negative effect on our sales-in to channel partners and sales-out to end-users. We cannot assure you that a similar situation will not happen again. In the first and second quarter of 2003 we launched new products. This new product launch, or any new product launch in the future, could cause confusion amongst our channel partners as we educate and train them on, and as they take time to evaluate, these new product offerings. Further, the shift in communications from circuit-switched to IP-based technologies over time may require us to add new channel partners and gain new core technological competencies. We are attempting to address these needs and the need to develop new products through our internal development efforts, joint developments with other companies and through acquisitions. We may not identify successful new product opportunities and develop and bring products to market in a timely manner. Additionally, we cannot assure you that competing technologies developed by others will not render our products or technologies obsolete or noncompetitive. The failure of our new product development efforts and any inability to service or maintain the necessary third-party interoperability licenses would harm our business and results of operations.

We may experience delays in product introductions and our products may contain defects which could adversely affect market acceptance for these products and our reputation and seriously harm our results of operations.

From 1998 through the first half of 2003, our revenue was due in large part to sales of new video communications products. Although we intend to continue to introduce new products, such as our Visual Concert products, Via Video II, SoundSation VTX 1000, ViewStation EX, MGC 25, Vortex EF2241, PathNavigator, PCS and WebOffice products, we cannot assure you that new product releases will be timely or that they will be made at all. For example, the ViewStation FX and ViaVideo were delayed from their original release dates which we believe negatively affected our net revenues in 2000. Additionally, any new or existing product introductions may contain defects and may not produce the revenue growth we experienced from 1998 through 2002.

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

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our SoundStation IP and SoundPoint IP products are dependent on the roll out of voice-over-IP, or VoIP, technologies. The success of our ViaVideo II product depends on the increased use of desktop video collaboration technologies. The success of our WebOffice product is dependent on the increased use and acceptance of web collaboration technologies in concert with audio and video conferencing. If the use of new technologies that our current and future products are based on does not occur, or occurs more slowly than expected, we may not be able to sell certain of our products in significant volumes and our business may be harmed.

Lower than expected market acceptance of our products, price competition and other price decreases would negatively impact our business.

If the market does not accept our products, including the new products launched in the first and second quarter of 2003, our profitability could be harmed.

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

We operate in a high technology industry which is subject to rapid and frequent technology and market demand changes. These changes can often render existing technologies obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the recorded value of existing inventory is greater than its fair market value. For example, this situation occurred in 2001. This situation also occurred during the first quarter of 2000 for the ShowStation IP. Also, our ViewStation product and iPower products offer certain comparable functionality and may compete with each other for customers. In addition, we launched several new products in the first and second quarter of 2003. If sales of one of these products have a negative effect on sales of the other product, it could significantly increase the inventory levels of the negatively impacted product. The potential for new products to render existing products obsolete, cause inventories of existing products to increase or reduce the demand for existing products exists for every one of our products.

We purchased several businesses in 2001 and 2002 which included goodwill valued at approximately $297 million and other purchased intangible assets valued at approximately $24 million as of June 30, 2003. This represents a significant portion of our recorded assets. Generally accepted accounting principles related to goodwill and other intangibles changed with the issuance of Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets” which we adopted effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives, but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values which could result in a full write-off of their book value. If these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” in our balance sheets. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have recorded charges against earnings totaling $12.0 million from fiscal 2000 through 2002 associated with the impairment of these investments, which has been reflected in “Loss on strategic investments” in the statements of operations. As of June 30, 2003, our investments in private companies are valued at $0.5 million. We may make additional investments in private companies which would be subject to similar impairment risks, and which may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

We face significant competition in the communications industry which is subject to rapid technological change. In video communications, our major competitors include Tandberg and a number of other companies including Aethra, ClearOne, Huawei, NEC, Panasonic, Philips, Sony, VCON and VTEL, as well as various smaller or new industry entrants. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video communications products. We believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as 3Com, Cisco Systems, Hewlett-Packard, Dell, Microsoft, Nortel Networks, RealNetworks and WebEx, that enable web-based or network-based video and collaboration communications. The market for voice communications equipment, including voice conferencing and desktop equipment, is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. In voice communications, our major competitors include Aethra, ClearOne Communications, Konftel, Mitel, Soundgear and other companies that offer lower cost, full-duplex speakerphones. In the VoIP desktop space, there are several low cost manufacturers in Asia and Europe that are emerging. In addition, there are notable PBX and IP Call Manager manufacturers that compete in the standards based IP space including Avaya, Cisco, Mitel and Siemens. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that are lower cost than our voice communications products. Our network systems business has significant competition from RADVISION, and a number of other companies, including Avaya, Cisco Systems, First Virtual, Huawei and Tandberg.

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

Our quarterly revenues and operating results depend upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. Moreover, the majority of our orders in a given quarter historically have been shipped in the last month of that quarter and sometimes in the last few weeks of the quarter. In the second quarter of 2003, we did end the quarter with a more significant amount of order backlog than our historical experience, principally as a result of our new channel strategy and achieving a higher degree of shipment linearity during the quarter. There is no assurance that this level of linearity will be met in future quarters. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any uncertainty in end-user demand could significantly negatively impact end-user orders which could in turn negatively affect orders we receive from our channel partners in any given quarter. As a result, our backlog could decline to more historical levels or even to zero. The return to historical linearity levels or any failure or delay in the closing of orders during the last part of a quarter would materially harm our operating results, as occurred in the first quarter of 2003 and the second and third quarters of 2002. Furthermore, we may be unable to ship products in the period we receive the order, due to these or other factors, which would have an adverse impact on our operating results. In such events, the price of our common stock would decline.

Difficulty in estimating channel partner orders can harm our operating results.

We typically ship products within a short time after we receive an order and historically have had no material backlog. Therefore, backlog is not a good indicator of future net revenues. Net revenues for any particular quarter are extremely difficult to predict, with any degree of certainty. In the second quarter of 2003, we did end the quarter with a more significant amount of order backlog than our historical experience, principally as a result of our new channel strategy and achieving a higher degree of shipment linearity during the quarter. There is no assurance that this level of linearity will be met in future quarters. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any uncertainty in end-user demand could significantly negatively impact end-user orders which could in turn negatively affect orders we receive from our channel partners in any given quarter. As a result our backlog could decline to more historical levels or even to zero. Accordingly, our expectations for both short and long-term future net revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. Because we receive a majority of our channel partner orders in the last month of a quarter and often in the last few weeks of the quarter, we are limited in our ability to reduce expenses quickly if for any reason orders and net revenues do not meet our expectations in a particular period. Accordingly, any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

We face risks related to our dependence on channel partners to sell our products.

We are subject to risks associated with our channel partners’ product inventories and product sell-through.

We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to dealers and end-users. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as the current global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our net revenues would be negatively affected. For example, the economic downturn negatively affected our business and operating results in 2001, and the global economic uncertainty and downturn in technology spending negatively affected our business and operating results in 2002 and the first quarter of 2003. If these conditions continue in the future, our business and operating results will continue to be negatively affected. Moreover, if we choose to eliminate or reduce special cost or stocking incentive programs, quarterly revenues may fail to meet our expectations or be lower than historical levels. In addition, as a result of changes in sales management and our sales organization, we plan to continue to implement changes to our channel partner strategy which may continue to result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with more direct interaction between us and our direct end-user customers. These changes may continue to cause disruptions in our channels and negatively impact revenue growth in the near term.

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

Many of our channel partners that carry multiple Polycom products, and from whom we derive significant revenues, are undercapitalized. The failure of these businesses to establish and sustain profitability or obtain financing could have a significant negative effect on our future revenue levels and profitability and our ability to collect our receivables. Further, the current global economic uncertainty and downturn in technology spending in the United States and other regions could cause more of our channel partners’ businesses to suffer or fail, which would harm our business.

Our business has been harmed and could be harmed further if our large channel partners continue to be affected by the current global economic uncertainty and downturn in technology spending. For example, we have experienced a decline in revenues from WorldCom, Global Crossing and MCSi due to their financial troubles. This drop in the amount of orders we have received from these three channel partners has negatively affected our revenues and profitability.

To avoid confusion among our channel partners regarding our product offerings, we need to devote significant resources to educating and training them.

When we take any significant actions regarding our product offerings, it is important to educate and train our channel partners to avoid any confusion. For example, when we began shipping the ViewStation FX product, the timing of this delivery date likely created confusion in our channel partner customer base and the end-user customer market as these groups waited to see if this new ViewStation product was more desirable than the existing products. Therefore, the timing of this new product release likely had a negative effect on our sales-in to channel partners and sales-out to end-users. We cannot assure you that a similar situation will not happen again. In the first and second quarter of 2003 we launched new products. This new product launch, or any new product launch in the future, could cause confusion amongst our channel partners as we educate and train them on, and as they take time to evaluate, these new product offerings.

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

Some of our officers and key personnel have worked together for only a short period of time.  In addition, some of our executive officers have recently assumed significant new responsibilities.  For example, in the first quarter of 2003, we hired a new Senior Vice President and General Manager, Video Communications, and a new Senior Vice President, Worldwide Sales, and reorganized our sales force and our video communications division. The sales force reorganization has resulted in the hiring of a significant amount of new senior sales management and the movement of other senior sales management to new roles and responsibilities. These new management changes could disrupt our sales efforts and video communication business, which in turn could result in reduced sales, confusion with our channel partners, and delayed introduction of new or upgraded products.  Further, the failure to successfully integrate new senior management could divert management’s attention from other ongoing business concerns.

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

Our business has grown in recent years through both internal expansion and business acquisitions, and continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. For example, our annual revenues increased from $52 million in 1997 to $452 million in 2002, and during the past ten fiscal quarters, we acquired Accord, Circa, PictureTel, ASPI and MeetU. Further, our headcount increased from 175 employees at December 31, 1997 to 526 employees at December 31, 1999 and to 1,140 employees at June 30, 2003. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. In addition, our revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount. In addition, because of our acquisition of PictureTel, our video communications product development group is now located in multiple locations, and we have limited experience coordinating a large, geographically separated product development group.

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

Further, we have a significant liability of approximately $35.2 million at June 30, 2003 related to vacant and redundant facilities in connection with our acquisition of PictureTel which is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. For example, the Company has an approximately 152,000 square foot building which is fully subleased to a third party for the length of the Company’s lease obligation. If this tenant were unable to fulfill, for any reason, their contractual obligations under the sublease, we would incur additional charges to operations which would harm our business. In addition, until our vacated and redundant facilities are subleased or the lease obligations for these facilities are terminated, we will continue to pay the contractual lease and facility operating expense obligations without any sublease income to offset these costs. Further, in the event that we agree to sublease a facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow up to and potentially exceeding our recorded liability at the time of such transaction, which would harm our operating cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

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

The principal research and development and manufacturing facilities of our network systems group and many of that group’s suppliers are located in Israel. Additionally, our acquisition of MeetU further concentrates our research and development activities for our network systems product line in Israel. Political, economic and military conditions in Israel and the Middle East region directly affect our network systems group’s operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its geographic neighbors. Current and future-armed conflicts or political instability in the region may impair our ability to produce and sell our network systems products and could disrupt research or developmental activities. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. The future of peace efforts between Israel and its geographic neighbors remains uncertain and there has been a marked increase in civil unrest and hostility and military action between Israelis and Palestinians. This hostility could have an adverse impact on our results of operations. Further, the military action in Iraq or other countries in the region perceived as a threat by the United States government could result in additional unrest or cause Israel to be attacked which would adversely affect our results of operations and harm our business.

The technology used to develop our current network systems products was developed in part with grants from the Israeli Office of the Chief Scientist. Under Israeli law, technology developed pursuant to grants from the Office of the Chief Scientist cannot be transferred to any person without the prior written consent of the Office of the Chief Scientist. The grants also contain restrictions on the ability to manufacture products developed with these grants outside of Israel. Approval to manufacture such products outside of Israel, if granted, is generally subject to an increase in the total amount to be repaid to the Office of the Chief Scientist of between 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel. These restrictions on the ability to transfer certain of our technology to third parties or manufacture products outside Israel may adversely affect our operating results and the development of additional network systems products and significantly reduce the value of the technology. We are in the process of developing and implementing a disaster recovery plan that could provide for manufacturing to be performed outside of Israel on a limited basis today, and a more extended basis in the event of a disaster. The implementation of such a disaster recovery plan could subject us to an increase in the total amount to be repaid to the Office of the Chief Scientist, which could adversely affect our operating results.

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

•                  the near and long-term impact of the military action in Iraq or other hostilities;

•                  the recurrence of SARS or other similar event;

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

Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. We also obtain certain plastic housings, metal castings and other components from suppliers located in China and other Asian countries, and any political or economic instability in that region in the future, quarantines or other restrictions associated with a recurrence of SARS or other infectious diseases, or future import restrictions, may cause delays or an inability to obtain these supplies. Further, we have suppliers in Israel and the military action in Iraq or war with other Middle Eastern countries perceived as a threat by the United States government may cause delays or an inability to obtain supplies for our network systems products. We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. We have had limited experience purchasing supplies of various components for our products, and some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In addition, companies with limited or uncertain financial resources manufacture some of these components. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components, develop alternative sources as needed, or companies with limited financial resources go out of business, our operating results could be seriously harmed. Moreover, our operating results would be seriously harmed by receipt of a significant number of defective components, an increase in component prices or our inability to obtain lower component prices in response to competitive price reductions. Additionally, our video communications products are designed based on integrated circuits produced by Philips Semiconductor, or Philips, and cameras produced by Sony. If we could no longer obtain integrated circuits or cameras from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we cannot assure you that we would be successful in obtaining these components from alternative sources in a timely or cost-effective manner. Additionally, both Sony and Philips compete with us in the video communications industry which may adversely affect our ability to obtain necessary components. The failure to obtain adequate supplies of vital components could prevent or delay product shipments which could harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products. Any delays in the availability of these key components could harm our business.

Manufacturing disruption or capacity constraints would harm our business.

We subcontract the manufacture of our voice and video product lines to Celestica, a third-party contract manufacturer. We use Celestica’s Thailand facilities, and should there be any disruption in services due to natural disaster, quarantines or other restrictions associated with a recurrence of SARS, or other similar events, or economic or political difficulties in Thailand or Asia or any other reason, such disruption would harm our business and results of operations. Also, Celestica’s Thailand facility is currently the sole source manufacturer of these products, and if Celestica experiences an interruption in operations or otherwise suffers from capacity constraints, we would experience a delay in shipping these products which would have an immediate negative impact on our revenues. As a result, we may not be able to meet any demand for our products which could negatively affect revenues in the quarter of the disruption and harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

Further, our network systems products are manufactured in Israel which is currently experiencing internal and external conflicts that include terrorist acts and military action. Also, the military action in Iraq or war with other Middle Eastern countries perceived as a threat by the United States government could cause us to experience a manufacturing disruption due to acts associated with these conflicts which could harm our business. In addition, certain technology used in our network systems products was developed through grants from the Office of the Chief Scientist in Israel. Under Israeli law, it is prohibited to transfer technology developed pursuant to these grants to any person without the prior written consent of the Office of the Chief Scientist. The grants also contain restrictions on the ability to manufacture products developed with these grants outside of Israel. Approval to manufacture such products outside of Israel, if granted, is generally subject to an increase in the total amount to be repaid to the Office of the Chief Scientist of between 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel. These restrictions on the ability to transfer technology to third parties or manufacture products outside Israel may adversely affect our operating results and significantly reduce the value of the technology developed under these grants. We are in the process of developing and implementing a disaster recovery plan that could call for manufacturing to be performed outside of Israel on a limited basis today, and a more extended basis in the event of a disaster. The implementation of such a disaster recovery plan could subject us to an increase in the total amount to be repaid to the Office of the Chief Scientist, which could adversely affect our operating results.

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

We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products. For example, on September 23, 2002, a suit captioned Collaboration Properties, Inc. v. Polycom, Inc. was filed in the United States Court in the Northern District of California. The complaint alleges that our ViewStation, ViaVideo, iPower, WebOffice and Path Navigator products infringe 4 U.S. Patents owned by plaintiff. The complaint seeks unspecified compensatory and exemplary damages for past and present infringement and to permanently enjoin us from infringing on the patents in the future. On November 14, 2002, we filed an answer asserting, among other things, no infringement and that plaintiff’s patents are invalid and unenforceable. We believe that we have meritorious defenses and counterclaims, and intend to vigorously defend this action. However, litigation involves significant inherent risks and uncertainties, and if an adverse outcome was to occur it could significantly harm our business. The costs associated with defending this litigation, or any other patent litigation in the future, are unpredictable and expensive and could cause general and administrative expenses to increase in a given quarter which could adversely affect our operating results and cash flow in that quarter.

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

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, quarantines or other restrictions associated with a recurrence of SARS, or other similar events, national catastrophe, such as the terrorist attacks which occurred on September 11, 2001, war, an attack on Israel and other events beyond our control. We do not have a fully implemented detailed disaster recovery plan. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

Our cash flow could fluctuate due to the potential difficulty of collecting our receivables.

Over the past few years, we initiated significant investments in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our net revenues, as happened from 1999 through 2002, accounts receivable balances will likely increase as compared to previous years. Additionally, sales in the network systems and video communications industries typically have longer payment periods as compared to the voice communications market. Therefore, if network systems and video products constitute a greater percentage of net revenues, accounts receivable balances will likely increase. These increases would cause our days sales outstanding to increase as compared to prior years and will negatively affect future cash flows. Although, from time to time, we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepaid discounts, these additional incentives have lowered our profitability. Given the continued global economic uncertainty and downturn in technology spending, many companies are opting to not take advantage of our incentives and instead preserve their liquidity. In addition, the economic uncertainty and continued downturn in technology spending in the United States may restrict the availability of capital which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, which occurred with Global Crossing, WorldCom and MCSi. Either of these conditions would harm our cash flow and days sales outstanding performance. Although in recent quarters our experience in collecting receivables has been good and we expect this trend to continue, there can be no assurance that it will continue.

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and bank borrowings. We do not use derivative financial instruments in our investment portfolio which only includes highly liquid, high quality instruments, with the exception of the $0.2 million invested in equity securities of publicly traded companies. We may occasionally use forward contracts as a hedge against currency exchange rate fluctuations which may affect the value of trade receivables billed in currencies other than the United States dollar. As of June 30, 2003, there were no open foreign currency hedging contracts.

The estimated fair value of our cash and cash equivalents approximates the principal amounts based on the short maturities of these financial instruments. Short-term and long-term investments consist of U.S., state and municipal government obligations and foreign and domestic public corporate debt and equity securities, of which a total of $0.2 million was strategically invested in certain equity securities of publicly traded companies at June 30, 2003. These investments are subject to market price fluctuations which are primarily influenced by changes in interest rates and credit quality and are marked to market each period through the consolidated statement of operations. If we sell our short-term or long-term investments prior to their maturity, we may incur a charge to operations in the period the sale takes place. For the three and six months ended June 30, 2003, we realized $0.1 million in gains and $0.1 million in losses, respectively, related to the sale or write-down of our strategic investments in certain equity securities of publicly traded companies, which is reflected in “Gain (loss) on strategic investments” in the consolidated statements of operations.

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents and investments in equity securities of publicly traded companies, held at June 30, 2003 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS	Market Value	50 BPS	100 BPS

U.S. Government Securities	$130,085	$129,692	$129,300	$128,907	$128,515
Corporate debt securities	204,071	203,456	202,840	202,225	201,609
Total	$334,156	$333,148	$332,140	$331,132	$330,124

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS	Market Value	50 BPS	100 BPS

U.S. Government Securities	$129,692	$129,496	$129,300	$129,104	$128,907
Corporate debt securities	203,456	203,148	202,840	202,532	202,225
Total	$333,148	$332,644	$332,140	$331,636	$331,132

A substantial majority of our sales are denominated in U.S. dollars. Only a minor amount of foreign invoices are paid to us in currencies other than the US dollar and these invoices are funded at the time of payment. However, in connection with the acquisition of PictureTel, we are selling iPower products and related services in some local currencies, primarily Euros, British Pounds, Hong Kong Dollars, Singapore Dollars and Japanese Yen, which have increased our foreign currency exchange rate fluctuation risk. We may also decide to expand the type of products we sell in foreign currencies thereby further increasing our foreign exchange risk. While we do not hedge for speculative purposes, in the event of a significant transaction due to us in a foreign currency, we may enter into a foreign currency forward exchange contract for hedging purposes.

In connection with the acquisition of PictureTel completed in October 2001, we assumed PictureTel’s existing hedging program to hedge intercompany receivables between PictureTel and its foreign subsidiaries. Two forward contracts were entered during the month of December 2001 for $1.7 million and matured during the first quarter of 2002 and did not have a material effect on our consolidated financial position, results of operations and cash flows. There were no forward contracts outstanding as of June 30, 2003.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 23, 2002, a suit captioned Collaboration Properties, Inc. v. Polycom, Inc. was filed in the United States Court in the Northern District of California. The complaint alleges that our ViewStation, ViaVideo, iPower, WebOffice and Path Navigator products infringe 4 U.S. Patents owned by plaintiff. The complaint seeks unspecified compensatory and exemplary damages for past and present infringement and to permanently enjoin us from infringing on the patents in the future. On

November 14, 2002 we filed an answer asserting, among other things, no infringement and that plaintiff’s patents are invalid and unenforceable. We believe that we have meritorious defenses and counterclaims and intend to vigorously defend this action.  The costs associated with defending this litigation are unpredictable and expensive and could cause general and administrative expenses to increase in a given quarter which could adversely affect our operating results and cash flow in that quarter.

Item 2.           CHANGES IN SECURITIES

Not Applicable.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company distributed its Definitive Proxy Statement and Annual Report to Stockholders on or about April 18, 2003 to each stockholder of record on April 4, 2003, for its Annual Meeting of Stockholders held May 20, 2003 at 10:00 a.m., local time (the “Annual Meeting”). At the Company’s Annual Meeting, the Stockholders were asked to consider 5 proposals.

The first proposal involved the election of directors. The existing Board of Directors selected nine nominees nominated by the Corporate Governance and Nominating Committee of the Board of Directors, all of whom ran unopposed and all of whom were then serving as directors of the Company. The nominees of the Board, and the voting results with respect thereto, were:

Name	Votes For	Votes Withheld

Robert C. Hagerty	84,696,421	3,246,702
Michael R. Kourey	84,831,707	3,111,416
Betsy S. Atkins	83,785,372	4,157,751
John Seely Brown	83,781,148	4,161,975
Durk I. Jager	85,063,931	2,879,192
John A. Kelley	62,436,763	25,506,360
Stanley J. Meresman	84,595,642	3,347,481
William A. Owens	61,832,372	26,110,751
Thomas G. Stemberg	83,785,335	4,157,788

The second proposal was to approve an amendment to the Company’s 1996 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,900,000 shares. The results were:

For:	70,707,472
Against:	17,122,353
Abstentions:	113,298
Broker Non-Votes:	0

The third proposal was to approve and amendment the Company’s 1996 Stock Incentive Plan to change the amount and characteristics of options granted to non-employee directors under the automatic grant program. The results were:

For:	81,333,479
Against:	6,484,514
Abstentions:	125,130
Broker Non-Votes:	0

The fourth proposal was to approve an amendment to the Company’s 1996 Stock Incentive Plan to permit the Company to undertake an exchange offer pursuant to which holders of options to purchase a maximum of 7,000,000 shares of the Company’s Common Stock could elect to cancel such options in exchange for the grant of replacement options to purchase 0.80 shares of the Company’s Common Stock for each cancelled option share, with the replacement options to be granted no earlier than six (6) months and one (1) day following the cancellation date of the cancelled options. The results were:

For:	67,664,230
Against:	20,069,883
Abstentions:	209,010
Broker Non-Votes:	0

The fifth and final proposal concerned the ratification of the Company’s independent accountants (PricewaterhouseCoopers LLP) for the fiscal year ending December 31, 2003. The results were:

For:	84,178,749
Against:	3,738,844
Abstentions:	25,530
Broker Non-Votes:	0

Item 5.           OTHER INFORMATION

Not Applicable.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  List of Exhibits

Exhibit No.	Description
31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K:

On April 16, 2003, we filed a Current report on Form 8-K dated April 16, 2003 with the Securities and Exchange Commission to furnish our press release reporting our results for the three months ended March 31, 2003. In accordance with SEC Release No. 33-8216, this information, intended to be furnished under “Item 12. Results of Operations and Financial Condition,” was instead furnished under “Item 9. Regulation FD Disclosure.”

On April 2, 2003, we filed a Current report on Form 8-K dated April 2, 2003 with the Securities and Exchange Commission to furnish our press release announcing our anticipated results for the three months ended March 31, 2003. In accordance with SEC Release No. 33-8216, this information, intended to be furnished under “Item 12. Results of Operations and Financial Condition,” was instead furnished under “Item 9. Regulation FD Disclosure.”

We filed no other Reports on Form 8-K during the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 31, 2003	POLYCOM, INC.

/s/ ROBERT C. HAGERTY
Robert C. Hagerty President and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL R. KOUREY
Michael R. Kourey Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)

/s/ KATHLEEN M. CRUSCO
Kathleen M. Crusco Vice President and Worldwide Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.