Form 10-Q
period 2003-09-30
POLYCOM INC
filed 2003-11-03
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

There were 99,182,599 shares of the Company’s Common Stock, par value $.0005, outstanding on October 15, 2003.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART 1 FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$191,631	$155,191
Short-term investments	6,907	38,670
Trade receivables, net of allowance for doubtful accounts of $2,675 at September 30, 2003 and $4,440 at December 31, 2002	40,699	65,470
Inventories	22,623	32,308
Deferred taxes	27,707	29,787
Prepaid expenses and other current assets	19,016	16,622

Total current assets	308,583	338,048
Property and equipment, net	28,755	28,428
Long-term investments	369,025	319,147
Goodwill	296,324	300,039
Purchased intangibles, net	19,634	32,827
Deferred taxes	53,646	53,446
Other assets	8,212	4,939

Total assets	$1,084,179	$1,076,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$33,090	$29,788
Accrued payroll and related liabilities	9,933	7,540
Taxes payable	46,773	44,338
Deferred revenue	18,147	16,950
Other accrued liabilities	28,651	36,519

Total current liabilities	136,594	135,135

Long-term liabilities	34,700	37,996

Total liabilities	171,294	173,131

Stockholders’ equity
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; Issued and outstanding: One at September 30, 2003 and December 31, 2002, respectively	—	—
Common stock, $0.0005 par value; Authorized: 175,000,000 shares; Issued and outstanding: 99,107,436 shares at September 30, 2003 and 98,987,386 shares at December 31, 2002	50	50
Additional paid-in capital	868,077	866,044
Cumulative other comprehensive income	871	2,152
Unearned stock-based compensation	(317)	(573)
Retained earnings	44,204	36,070

Total stockholders’ equity	912,885	903,743

Total liabilities and stockholders’ equity	$1,084,179	$1,076,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net revenues	$109,782	$103,393	$302,136	$357,843
Cost of net revenues	42,678	44,265	121,612	149,024

Gross profit	67,104	59,128	180,524	208,819

Operating expenses:
Sales and marketing	24,569	24,696	75,478	73,430
Research and development	17,368	17,143	55,008	54,391
General and administrative	7,935	6,775	23,250	23,093
Acquisition-related costs	—	101	188	2,824
Amortization of purchased intangibles	4,398	4,398	13,193	12,737
Purchased in-process research and development	—	—	—	900
Restructuring costs	—	1,073	5,029	1,073
Litigation settlements	(65)	—	—	(257)

Total operating expenses	54,205	54,186	172,146	168,191

Operating income	12,899	4,942	8,378	40,628
Interest income, net	1,893	2,991	6,397	7,161
Loss on strategic investments	(483)	(2,383)	(597)	(7,010)
Other income (expense), net	(520)	194	(1,144)	560

Income from continuing operations before provision for income taxes	13,789	5,744	13,034	41,339
Provision for income taxes	3,854	1,511	3,676	10,729

Income from continuing operations	9,935	4,233	9,358	30,610
Loss from discontinued operations, net of taxes	(19)	(749)	(695)	(6,985)
Gain from sale of discontinued operations, net of taxes	66	—	493	—

Net income	$9,982	$3,484	$9,156	$23,625

Basic net income per share:
Net income per share from continuing operations	$0.10	$0.04	$0.09	$0.31
Loss per share from discontinued operations, net of taxes	—	(0.01)	(0.01)	(0.07)
Gain per share from sale of discontinued operations, net of taxes	—	—	0.01	—

Basic net income per share	$0.10	$0.03	$0.09	$0.24

Diluted net income per share:
Net income per share from continuing operations	$0.10	$0.04	$0.09	$0.30
Loss per share from discontinued operations, net of taxes	—	(0.01)	(0.01)	(0.07)
Gain per share from sale of discontinued operations, net of taxes	—	—	0.01	—

Diluted net income per share	$0.10	$0.03	$0.09	$0.23

Weighted average shares outstanding for basic net income per share calculation	99,208	99,987	99,154	99,218
Weighted average shares outstanding for diluted net income per share calculation	101,157	100,805	100,388	100,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net income	$9,156	$23,625
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of discontinued operations, net of taxes	(493)	—
Depreciation and amortization	11,542	10,704
Purchased in-process research and development	—	900
Amortization of purchased intangibles	13,193	12,737
Provision for doubtful accounts	521	3,112
Provision for excess and obsolete inventories	1,459	4,263
Tax benefit from exercise of stock options	1,250	2,000
Amortization of unearned stock-based compensation	250	425
Loss on strategic investments	597	7,010
Changes in assets and liabilities:
Trade receivables	24,250	14,182
Inventories	10,267	5,968
Deferred taxes	—	257
Prepaid expenses and other assets	(2,199)	(2,693)
Accounts payable	3,302	1,988
Taxes payable	2,152	5,791
Other accrued liabilities	(4,741)	(26,357)

Net cash provided by operating activities	70,506	63,912

Cash flows from investing activities:
Purchases of property and equipment	(11,670)	(9,633)
Purchase of licensed technology	(3,528)	—
Purchases of investments	(643,083)	(694,583)
Proceeds from sale and maturity of investments	623,666	460,121
Proceeds from sale of discontinued operations	1,304	—
Purchase of convertible note receivable	(522)	—
Net cash received in purchase acquisitions	—	93

Net cash used in investing activities	(33,833)	(244,002)

Cash flows from financing activities:
Proceeds from stock offering, net of issuance costs	—	237,495
Proceeds from issuance of common stock under employee option and stock purchase plans	6,682	6,487
Purchase of treasury stock	(6,915)	(8,813)

Net cash provided by (used in) financing activities	(233)	235,169

Net increase in cash and cash equivalents	36,440	55,079
Cash and cash equivalents, beginning of period	155,191	126,832

Cash and cash equivalents, end of period	$191,631	$181,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2003, the condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

On September 27, 2002, the Company changed its fiscal year from a 52-53 week fiscal year ending on the Sunday closest to December 31 to a fiscal year ending on December 31. Accordingly, the Company’s fiscal quarters will end on the last day of the calendar quarter, or March 31, June 30, September 30 and December 31. This change was effective beginning with the fiscal quarter ended September 30, 2002. For the three months ended March 31, 2002 and June 30, 2002, the Company used a 52-53 week fiscal year, however the periods ended on March 31 and June 30, respectively.

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year’s format.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, (SFAS 145) “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS 145 rescinds SFAS No. 4, (SFAS 4) ”Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. We adopted SFAS 145 effective January 1, 2003 and the adoption did not have any effect on our consolidated results of operations, financial condition or cash flows.

POLYCOM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our consolidated results of operations, financial condition or cash flows.

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

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were originally to be applied for the first interim or annual period beginning after June 15, 2003. In September 2003, the FASB deferred the adoption of FIN 46 for variable interest entities acquired prior to February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 did not have any effect on our consolidated results of operations, financial condition or cash flows.

3.     DISCONTINUED OPERATIONS

In January 2003, the Company sold to Verilink Corporation (“Verilink”) certain fixed assets and intellectual property rights relating to Polycom’s network access product line, including Polycom’s line of NetEngine integrated devices, for a total of up to $3.0 million in cash, of which (i) $1.0 million was paid to Polycom at closing, (ii) $0.25 million will be paid to Polycom on the first anniversary of the closing, and (iii) up to $1.75 million will be paid to Polycom quarterly based on ten percent of Verilink’s revenues related to the sale of NetEngine products. Concurrent with the closing, certain of our employees joined Verilink. Verilink has also agreed to purchase Polycom’s existing NetEngine-related inventories, with a book value of approximately

POLYCOM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

$1.9 million as of the closing date, on an as needed basis. As of September 30, 2003, Verilink had purchased $1.3 million of NetEngine-related inventories, leaving a balance of $0.6 million classified as assets held for sale which is included in Other Assets on the condensed consolidated balance sheets. For the nine months ended September 30, 2003, Verilink has paid $0.3 million related to ten percent of Verilink’s revenues from the sale of NetEngine products during this period. Additionally, in connection with the sale, Polycom entered into a license agreement with Verilink pursuant to which Verilink granted to Polycom a license to use and further develop the network access technology related to the NetEngine product line. The Company has agreed not to compete with Verilink in the network access market for a period of three years from the closing date, which is January 28, 2006.

The Company’s condensed consolidated financial statements reflect its network access product line as discontinued operations in accordance with SFAS 144. The results of operations of the Company’s network access product line have been classified as discontinued, and prior periods have been reclassified, including the reallocation of general overhead charges to the Company’s two remaining reporting segments. The Company recorded an after-tax gain of $0.5 million as a result of this transaction during the nine months ended September 30, 2003. The Company may record additional quarterly gains related to the sale of this product line as Verilink remits ten percent of its quarterly revenues from the sale of NetEngine products subject to a maximum amount of $1.75 million.

The following table shows the results of operations of the Company’s network access product line (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003(a)	September 30, 2002
Net revenues	$—	$2,640	$577	$7,655
Cost of net revenues	30	2,277	826	11,452

Gross profit (loss)	(30)	363	(249)	(3,797)

Operating expenses:
Sales and marketing	—	403	145	1,561
Research and development	—	899	700	3,395

Total operating expenses	—	1,302	845	4,956

Operating loss	(30)	(939)	(1,094)	(8,753)
Benefit from income taxes	11	190	399	1,768

Net loss	$(19)	$(749)	$(695)	$(6,985)

(a)	Includes operations from January 1, 2003 to January 28, 2003, the transaction closing date.

POLYCOM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table shows the components of the gain from sale of discontinued operations (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003
Proceeds	$104	$1,557
Net book value of assets and liabilities sold	—	(553)
Costs of disposition	—	(228)

Gain on sale before taxes	104	776
Taxes	38	283

Gain from sale of discontinued operations, net of taxes	$66	$493

4. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates the first-in, first-out (“FIFO”) method. The Company considers obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$713	$1,111
Work in process	373	221
Finished goods	21,537	30,976

	$22,623	$32,308

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

POLYCOM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Changes in the warranty obligation, which is included as a component of “Other Accrued Liabilities” on the condensed consolidated balance sheets, during the period are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Balance at beginning of period	$8,280	$9,256	$10,224	$9,123
Accruals for warranties issued during the period	1,978	2,465	4,398	7,275
Actual warranty expenses	(2,006)	(1,738)	(6,370)	(6,415)

Balance at end of period	$8,252	$9,983	$8,252	$9,983

Changes in deferred service revenue, which is included as a component of “Deferred Revenue” on the condensed consolidated balance sheets, during the period are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Balance at beginning of period	$16,269	$18,576	$16,463	$17,906
Additions to deferred service revenue	7,360	6,946	20,665	20,821
Amortization of deferred service revenue	(6,800)	(8,599)	(20,299)	(21,804)

Balance at end of period	$16,829	$16,923	$16,829	$16,923

The cost of providing the Company’s extended warranty programs for the three months ended September 30, 2003 and 2002 was $6,814 and $5,313 respectively. The cost of providing the Company’s extended warranty programs for the nine months ended September 30, 2003 and 2002 was $19,475 and $17,791 respectively.

Indemnifications to Verilink Corporation (“Verilink”)

In connection with the sale of the network access product line to Verilink, the Company has agreed to indemnify Verilink against certain contingent liabilities. The Company believes the estimated fair value of this indemnification is not material.

Officer and Director Indemnifications

As permitted or required under Delaware law and to the maximum extent allowable under that law, the Company has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a director and officer insurance policy that mitigates the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal.

POLYCOM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

6.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Accrued expenses	$4,127	$6,586
Short-term restructuring reserves	8,837	7,975
Warranty obligations	8,252	10,224
Inventory purchase commitment	—	3,359
Sales tax payable	4,084	4,597
Employee stock purchase plan withholding	950	2,135
Other accrued liabilities	2,401	1,643

	$28,651	$36,519

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

8.    BANK LINE OF CREDIT

The Company has available a $25 million revolving line of credit with a bank under an agreement dated November 15, 2001. Borrowings under the line are unsecured and bear interest at the bank’s prime rate (4.00% at September 30, 2003) or at the London interbank offered rate (LIBOR) plus 0.65% (approximately 1.77% - 1.79% at September 30, 2003). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels and other related items. The line of credit expires on December 3, 2003. There were no balances outstanding on the line of credit and the Company was in compliance with all applicable financial covenants and restrictions for the periods presented.

POLYCOM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9.    COMPUTATION OF NET INCOME FROM CONTINUING OPERATIONS PER SHARE

Basic net income per share from continuing operations is computed by dividing net income from continuing operations by the weighted average number of common shares outstanding for the period less the weighted average shares of treasury stock and common stock subject to repurchase. Diluted net income per share from continuing operations reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and warrants outstanding, or the conversion of preferred stock to common stock and shares of common stock subject to repurchase. Potentially dilutive shares (including shares of common stock which are subject to repurchase) are excluded from the computation of diluted net income per share from continuing operations when their effect is antidilutive.

A reconciliation of the numerator and denominator of basic and diluted net income per share from continuing operations is provided as follows (in thousands except per share amounts):

	Three Months Ended		Nine months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Numerator—basic and diluted net income per share from continuing operations:
Net income from continuing operations	$9,935	$4,233	$9,358	$30,610

Denominator—basic net income per share from continuing operations
Weighted average common stock outstanding	99,209	100,951	99,155	99,805
Treasury shares	—	(960)	—	(584)
Shares subject to repurchase	(1)	(4)	(1)	(3)

Total shares used in calculation of basic net income per share from continuing operations	99,208	99,987	99,154	99,218

Basic net income per share from continuing operations	$0.10	$0.04	$0.09	$0.31

Denominator—diluted net income per share from continuing operations:
Denominator—shares used in calculation of basic net income per share from continuing operations	99,208	99,987	99,154	99,218
Effect of dilutive securities:
Common stock options	1,948	814	1,233	1,572
Shares subject to repurchase	1	4	1	3

Total shares used in calculation of diluted net income per share from continuing operations	101,157	100,805	100,388	100,793

Diluted net income per share from continuing operations	$0.10	$0.04	$0.09	$0.30

For the three and nine months ended September 30, 2003, approximately 4,664,904 and 7,871,321 and for the three and nine months ended September 30, 2002 approximately 11,864,081 and 9,522,834, respectively, of dilutive securities such as stock options and stock subject to repurchase were excluded from the denominator in the computation of net income per share from continuing operations because the option exercise price was greater than the average market price of the common stock.

POLYCOM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Consistent with the disclosure provisions of FAS 123, the Company’s net income and basic and diluted net income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net income—as reported	$9,982	$3,484	$9,156	$23,625
Less stock based compensation expense determined under fair value based method, net of tax effects	(4,356)	(12,972)	(14,093)	(43,982)

Net income (loss)—pro forma	$5,626	(9,488)	$(4,937)	$(20,357)
Basic net income per share—as reported	$0.10	$0.03	$0.09	$0.24
Basic net income (loss) per share—pro forma	$0.06	$(0.09)	$(0.05)	$(0.21)
Diluted net income per share—as reported	$0.10	$0.03	$0.09	$0.23
Diluted net income (loss) per share—pro forma	$0.06	$(0.09)	$(0.05)	$(0.21)

The impact on pro forma net income (loss) and net income (loss) per share in the table above may not be indicative of the effect in future years as options vest over several years and the Company continues to grant stock options to new and current employees.

11.    BUSINESS SEGMENT INFORMATION

Polycom is a leading global provider of a line of high-quality, easy-to-use communications equipment that enables enterprise users to more effectively conduct video, voice, data and web communications. Polycom’s offerings are organized along four product lines; Video Communications, Voice Communications, Network Systems, and Services. For reporting purposes, the Company aggregates Video Communications and Voice Communications into one segment named Communications and reports Network Systems as a separate segment. Services are allocated amongst Communications and Network Systems as it does not meet the disclosure thresholds for separate segment reporting. The segments were determined in accordance with how management views and evaluates Polycom’s business and based on the aggregation criteria as outlined in SFAS 131. Segment financial data for the three and nine months ended September 30, 2002 has been adjusted to reflect these segments. In 2002, the Company had a third reportable segment named Network Access. In January 2003, this product line was sold and has been accounted for as a discontinued operation for the three and nine months ended September 30, 2003 and 2002. As such, Network Access is not being reported as a segment as of or for the three and nine months ended September 30, 2003 and 2002. In addition, software revenue reported in video revenue in prior periods has been reclassified to network systems revenue as a result of organizational changes that occurred in the second quarter of 2003. Future changes to this organizational structure or the business may result in

POLYCOM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

changes to the reportable segments disclosed. A description of the types of products and services provided by each reportable segment is as follows:

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

Network Systems Segment

Network Systems products provide a broad range of network infrastructure to facilitate video, voice and data conferencing and collaboration capabilities to businesses, telecommunications service providers, and governmental and educational institutions. Our media servers provide seamless network connectivity across packet-based broadband networks and traditional circuit-switched networks for both video and voice multipoint conferencing. Our gateways move and translate traffic effectively and securely from one network type to another. Our line of network systems products also includes a host of software products that manage our video and network systems products seamlessly. The PathNavigator call processing server provides support for intelligent call routing, easy system deployment and management. Global Management System software enables web-based system management for the enterprise-wide video communications network. The Polycom Conference Suite enables easy scheduling of conferences through Microsoft Outlook or through a web interface, encompasses tools to proactively monitor, control, track and adjust the network and enables the control of conference room equipment from a remote location. In addition, WebOffice, our web-conferencing software application is a virtual office that allows users to conduct on-line meetings and to share information files, applications or documents in a secure interactive environment using their web browser. To assist our end-user customers in implementing and managing their network systems products, we offer a portfolio of additional professional and maintenance services which include: extended warranty and maintenance programs; integrations services consisting of consulting, education, design and project management services; consulting services; and project management, installation and training.

POLYCOM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Financial information for each reportable segment was as follows as of and for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Communications	Network Systems	Total
For the three months ended September 30, 2003:
Net revenue	$88,841	$20,941	$109,782
Contribution margin	39,662	7,376	47,038

As of September 30, 2003: Inventory	$19,388	$3,235	$22,623

For the three months ended September 30, 2002:
Net revenue	$83,395	$19,998	$103,393
Contribution margin	27,756	10,622	38,378

As of September 30, 2002: Inventory	$34,712	$3,230	$37,942

For the nine months ended September 30, 2003:
Net revenue	$246,442	$55,694	$302,136
Contribution margin	99,724	18,335	118,059

For the nine months ended September 30, 2002:
Net revenue	$291,253	$66,590	$357,843
Contribution margin	108,337	35,076	143,413

Segment contribution margin includes all product line segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include sales costs, marketing costs, other than direct marketing, general and administrative costs, such as legal and accounting, acquisition-related costs, amortization of purchased intangible assets, restructuring costs, litigation settlements, interest income, net, loss on strategic investments, other income (expense), net and provision for income taxes.

POLYCOM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The reconciliation of segment information to Polycom income from continuing operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Segment contribution margin	$47,038	$38,378	$118,059	$143,413
Corporate and unallocated costs	(29,806)	(27,864)	(91,271)	(85,508)
Acquisition related-costs	—	(101)	(188)	(2,824)
Amortization of purchased intangibles	(4,398)	(4,398)	(13,193)	(12,737)
Purchased in-process research and development	—		—	(900)
Restructuring costs	—	(1,073)	(5,029)	(1,073)
Litigation settlements	65	—	—	257
Interest income, net	1,893	2,991	6,397	7,161
Loss on strategic investments	(483)	(2,383)	(597)	(7,010)
Other income (expense), net	(520)	194	(1,144)	560
Provision for income taxes	(3,854)	(1,511)	(3,676)	(10,729)

Income from continuing operations	$9,935	$4,233	$9,358	$30,610

The percentage of total net revenues for the Video Communications, Voice Communications, Network Systems and iPower-related services were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Video communications	59%	55%	58%	58%
Voice communications	18%	18%	19%	16%
Network systems	19%	19%	18%	19%
iPower-related services	4%	8%	5%	7%

Total net revenues	100%	100%	100%	100%

12.    COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net income	$9,982	$3,484	$9,156	$23,625
Change in unrealized gain (loss) on investments	(385)	3,432	(1,282)	1,909
Change in foreign currency translation	—	—	—	162

Comprehensive income	$9,597	$6,916	$7,874	$25,696

13.    INVESTMENTS

Short-term and long-term investments consist of U.S., state and municipal government obligations and foreign and domestic public corporate debt. Also included in short and long-term investments are $0.2 million and $0.4 million of investments in certain publicly traded equity securities at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003 and December 31, 2002, short-term investments maturing within one year totaled approximately $6.9 million and $38.7 million, respectively, and long-term investments with maturities greater than one year totaled approximately $369.0 million and $319.1 million, respectively. All short and long-term investments are carried at fair value based on quoted market prices at the end of the reporting period, with unrealized gains and losses on these investments recorded as a component of stockholders’ equity. If

POLYCOM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

these investments are sold at a loss or are considered to have permanently declined in value, a charge to operations is recorded. During the three months ended September 30, 2003 and 2002, the Company recorded a gain (loss) totaling less than $0.1 million and ($1.5) million, respectively, and for the nine months ended September 30, 2003 and 2002 totaling ($0.1) million and ($4.0) million, respectively, related to the sale and/or write-down of its publicly traded equity securities.

For strategic reasons we have made various investments in private companies. The private company investments are carried at cost less any impairment write-downs and are recorded in “Other assets” in our condensed consolidated balance sheets. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. At December 31, 2002, these investments had no carrying value. We made an additional $0.5 million investment in a private company in the first quarter of 2003 which had a carrying value of zero as of September 30, 2003. In addition, in the three months ended September 30, 2003 we made a $0.5 million investment in another privately held company. For the three and nine months ended September 30, 2003, we wrote down the investment in equities in privately held companies made in the first quarter of 2003 by $0.5 million to zero. For the three and nine months ended September 30, 2002, we wrote down our equities in privately held companies by $0.9 million and $3.0 million, respectively.

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

Acquisition Date	Acquired Company	Consideration Paid	In-process R&D Expense	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets	Unearned Stock-based Compensation
June 20, 2002	MeetU	$2,690	$900	$41	$2,900	$(1,151)	$—
November 30, 2001	ASPI	5,992	900	2,062	4,100	(1,824)	754
October 18, 2001	PictureTel	412,868	49,292	288,753	42,821	32,002	—
April 2, 2001	Circa	14,604	2,450	8,454	3,650	(730)	780

Totals		$436,154	$53,542	$299,310	$53,471	$28,297	$1,534

POLYCOM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

15.    GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill (in thousands):

Balance at December 31, 2002	$300,039
Less: Changes in fair value of assets acquired	(110)
Less: Changes in fair value of liabilities acquired	(3,605)

Balance at September 30, 2003	$296,324

The fair value adjustments to assets acquired during the nine months ended September 30, 2003 related to receipt of interest income on a tax refund, net of taxes. The fair value adjustments to liabilities acquired during the nine months ended September 30, 2003 related to the final settlement of an inventory purchase commitment for less than the amount that was accrued, the sale of previously reserved inventory and the receipt of a note receivable that was fully reserved, net of taxes.

The following table presents details of the Company’s total purchased intangible assets as of September 30, 2003 (in thousands):

Purchased Intangible Assets	Gross Value	Accumulated Amortization	Net Value
Core and developed technology	$23,978	$(15,987)	$7,991
Patents	8,668	(5,639)	3,029
Customer and partner relationships	19,625	(12,123)	7,502
Trade name	1,021	(103)	918
Other	500	(306)	194

Total	$53,792	$(34,158)	$19,634

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

The estimated future amortization expense of purchased intangible assets as of September 30, 2003 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2003	$4,397
2004	13,870
2005	449

Total	$18,716

POLYCOM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

16.    ACQUISITION-RELATED COSTS AND LIABILITIES

For the three months ended September 30, 2003 and 2002 and for the nine months ended September 30, 2003 and 2002, the Company recorded a charge to operations of zero, $0.1 million, $0.2 million and $2.8 million, respectively, for acquisition-related integration costs primarily related to the PictureTel and Accord acquisitions. These charges include outside financial advisory, legal and accounting services. These charges include the cost of actions designed to improve the Company’s combined competitiveness, productivity and future profitability and primarily relate to the elimination of redundant and excess facilities and workforce in the Company’s combined businesses, the elimination of redundant assets, and accounting and legal costs related to the liquidation of redundant facilities and legal entities.

The following table summarizes the status of the Company’s acquisition-related liabilities, restructuring and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits	Asset Impairment	Asset Write-Off	Other Exit Costs	Integration Costs, Merger Fees and Expenses
Balance at January 1, 2001	$—	$—	$—	$—	$—	$4,467
2001 Additions to the reserves	1,429	2,311	6,655	771	309	12,602
2001 Liabilities assumed through purchase acquisitions	24,081	14,088	—	—	—	—
2001 Cash payments and other usage	(137)	(5,359)	(6,655)	(771)	(126)	(15,258)

Balance at December 31, 2001	25,373	11,040	—	—	183	1,811
2002 Additions to the reserves	—	—	—	—	—	3,699
2002 Finalization of facilities closing liability	15,042	—	—	—	—	—
2002 Liabilities assumed through purchase acquisitions	31	277	—	—	—	—
2002 Cash payments and other usage	(3,732)	(8,484)	—	—	(183)	(5,510)

Balance at December 31, 2002	36,714	2,833	—	—	—	—
Additions to the reserve	—	—	—	—	—	188
Cash payments and other usage	(2,230)	(1,943)	—	—	—	(188)

Balance at September 30, 2003	$34,484	$890	$—	$—	$—	$—

The Company had approximately $27.6 million and $32.0 million, at September 30, 2003 and December 31, 2002, respectively, of acquisition-related reserves classified as long-term liabilities. Approximately $7.8 million and $7.5 million, at September 30, 2003 and December 31, 2002, respectively, of acquisition-related reserves were classified as current liabilities.

POLYCOM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Asset Impairments and Write-offs, Other Exit Costs and Merger Fees

Asset impairments in the amount of $6.7 million and asset write-offs in the amount of $0.8 million were principally related to the elimination of redundant or excess equipment. Other exit costs in the amount of $0.3 million were related to payment obligations that carried no future benefit to the Company’s combined operations and were completed as of December 31, 2002. Merger-related transaction and period expenses for the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001 of $0.2 million, $3.7 million and $12.6 million, respectively, principally consisted of financial advisory, accounting, legal and consulting fees, and other direct merger-related expenses incurred in the period.

17.    RESTRUCTURING COSTS

In 2002, the Company’s management approved restructuring actions in response to the global economic uncertainty and continued downturn in technology spending and to improve the Company’s overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. The Company recorded a restructuring charge of $1.7 million in 2002 as a result of these actions. This charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately six percent of the Company’s employees worldwide. As of September 30, 2003, the Company had paid all of this charge.

In the first quarter of 2003, management approved additional restructuring actions primarily in connection with the sale of the network access product line to Verilink and in response to the global economic uncertainty and continued downturn in technology spending. These actions were meant to improve the Company’s overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. The Company recorded a restructuring charge of $0.7 million in the three months ended March 31, 2003 as a result of these actions. The charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately 1 percent of the Company’s employees worldwide. As of September 30, 2003, the Company had paid all of this charge.

In the second quarter of 2003, management approved additional restructure actions in response to the global economic uncertainty and continued downturn in technology spending which were intended to improve the

POLYCOM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company’s overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. The Company recorded a restructuring charge of approximately $4.3 million in the second quarter of 2003 as a result of these actions. This charge consisted primarily of severance and other employee termination benefits related to a workforce reduction of approximately 11 percent of the Company’s employees worldwide. The restructuring charge related to the Network Systems and Communications segments amounted to $0.1 million and $0.7 million, respectively. The balance of the restructuring charge related to operating activities which are separately managed at the corporate level and not allocated to segments. As of September 30, 2003, the Company had paid approximately $3.4 million of the $4.3 million charge. The remaining amount is to be paid by the end of the second quarter of 2004 and is recorded in Other Accrued Liabilities on the condensed consolidated balance sheets.

18.    INCOME TAXES

The Company’s overall effective tax rate for the three and nine month periods ended September 30, 2003 is 28.0%, which resulted in a provision for income taxes of $3.9 million and $3.6 million, respectively. The overall effective tax rate for the three and nine month periods ended September 30, 2002 was 27.5%, which resulted in a provision for income taxes of $1.3 million and $9.0 million, respectively. The increase in the effective tax rate was primarily the result of a decrease in foreign earnings subject to relatively lower tax rates.

The Company is required to separately report its results from discontinued operations net of tax. To do this requires an intraperiod allocation of total tax expense between continuing operations and discontinued operations in accordance with the accounting rules. The Company’s tax rates may vary from quarter to quarter, depending on the results of operations. The Company’s continuing operations effective tax rate for the three and nine month periods ended September 30, 2003 was 27.9% and 28.2%, respectively, which resulted in a corresponding provision for income tax of $3.9 million and $3.7 million, respectively. The continuing operations effective tax rate for the three and nine month periods ended September 30, 2002 was 26.3% and 26.0%, respectively, which resulted in a provision for income taxes of $1.5 million and $10.7 million, respectively.

19.    SHARE REPURCHASE PROGRAM

In June 2002, the Board of Directors approved a plan to repurchase up to 3.5 million shares of the Company’s common stock in the open market or privately negotiated transactions. As of December 31, 2002, the Company had repurchased approximately 1,483,000 shares in the open market, for cash of $15.9 million. During 2002, the Company retired and reclassified these shares of common stock as authorized and unissued. During the nine months ended September 30, 2003, the Company repurchased approximately 755,000 shares, in the open market, for cash of $6.9 million, which have been retired and reclassified as authorized and unissued. The Company did not repurchase any shares for the three months ended September 30, 2003. As of September 30, 2003, the Company is authorized to repurchase up to an additional approximately 1.3 million shares under the June 2002 repurchase plan.

20.    STOCK OPTION EXCHANGE PROGRAM

On May 28, 2003, the Company commenced a voluntary stock option exchange program to certain eligible employees. Members of our board of directors and our executive officers are not eligible to participate in this exchange program. Under the program, eligible employees were given the option to cancel each outstanding stock option previously granted to them at an exercise price greater than or equal to $13.48 per share, in exchange for 0.8 new options to purchase shares of the Company’s common stock to be granted on December 29, 2003, six months and three days from June 25, 2003, the date the old options were cancelled. The exercise price of these new options will generally be equal to the fair market value of the Company’s common stock on the date of grant. The new options will have a term equal to the lesser of the remaining term of the exchanged options, or 5½ years. Generally, each new option will have the same vesting schedule as the exchanged option it replaces, but new options will not vest between the cancellation date of the exchanged option and the new option grant date. Beginning on the new option grant date, the options will be immediately vested to the extent they were vested on the cancellation date and vesting will then continue in accordance with the vesting schedule of the exchanged

POLYCOM, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

option, subject to continued employment on each relevant vesting date. However, employees will be restricted from exercising new options for a period of six months following the new option grant date. In total, 4.1 million stock options were cancelled as a result of this program. The exchange program is not expected to result in any additional compensation charges.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS AND OPERATING COSTS AND EXPENSES, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “OTHER FACTORS AFFECTING FUTURE OPERATIONS” IN THIS DOCUMENT AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002 AND SUBSEQUENT FORM 10-Q REPORTS.

Overview

We were incorporated in December 1990. We were engaged principally in research and development from inception through September 1992 when we began volume shipments of our first voice communications product, the SoundStation. In January 1998, we completed the acquisition of ViaVideo Communications, Inc., or ViaVideo, a development stage company that designed and developed high quality, low cost, easy-to-use, group video communications systems. In February 1998, we began customer shipments of our ViewStation products. In the fourth quarter of 2001, we completed our acquisition of PictureTel Corporation, adding to our video communications product line which currently consists of the VSX 7000, ViewStation, iPower, Visual Concert and ViaVideo product families. In December 1999, we acquired Atlas Communication Engines, Inc., or Atlas, a privately held OEM supplier of integrated access devices, or IADs, and an emerging supplier of digital subscriber line, or DSL, routers which provide voice and data over DSL networks. In January 2003, we sold this product line to Verilink Corporation. In the second quarter of 2001 and the fourth quarter of 2001, we completed our acquisitions of Circa Communications, Ltd., or Circa, and Atlanta Signal Processors, Incorporated, or ASPI, respectively. These acquisitions added to our voice communications product line which currently consists of the SoundStation, VoiceStation, SoundPoint, Vortex and Voice-over-IP (VoIP) product families. In February 2001, we acquired Accord Networks Ltd., or Accord, a leading provider of next generation, rich-media network products that enable Internet Protocol and other network voice and video communications in both the customer premises and service provider markets. Accord’s products were our initial network systems product offerings. In the second quarter of 2002, we completed our acquisition of MeetU.com, Inc., or MeetU, adding to our network systems product line which currently consists of the MGC and GW, Voice Bridge, GMS, PathNavigator and WebOffice product families which provide multipoint video connectivity and gateway capability through disparate networks.

Our consolidated financial statements for the three and nine months ended September 30, 2003 and 2002 include the effect of the MeetU acquisition which is included in our consolidated financial position, results of operations and cash flows from June 20, 2002, the date of acquisition.

For the nine months ended September 30, 2003, we derived a substantial majority of our net revenues from sales of our ViewStation, iPower, network systems and SoundStation products and iPower-related services. We anticipate that our video communications products, network systems, voice communications products and iPower-related services will account for a substantial majority of our net revenues for at least the next twelve months. See Note 11 of Notes to Condensed Consolidated Financial Statements for further discussion of our revenues and related business segments.

Results of Operations for the Three and Nine months Ended September 30, 2003 and 2002

The following table sets forth, as a percentage of net revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net revenues	100%	100%	100%	100%
Cost of net revenues	39%	43%	40%	41%

Gross profit	61%	57%	60%	59%

Operating expenses:
Sales and marketing	22%	24%	25%	21%
Research and development	16%	17%	18%	15%
General and administrative	7%	6%	8%	6%
Acquisition-related costs	0%	0%	0%	1%
Amortization of purchased intangibles	4%	4%	4%	4%
Purchased in-process research and development	0%	0%	0%	0%
Restructuring costs	0%	1%	2%	0%
Litigation settlements	0%	0%	0%	0%

Total operating expenses	49%	52%	57%	47%

Operating income	12%	5%	3%	12%
Interest income, net	2%	3%	2%	2%
Loss on strategic investments	0%	(2)%	0%	(2)%
Other income (expense), net	(1)%	0%	(1)%	0%

Income from continuing operations before provision for income taxes	13%	6%	4%	12%
Provision for income taxes	4%	2%	1%	3%

Income from continuing operations	9%	4%	3%	9%
Loss from discontinued operations, net of taxes	0%	(1)%	0%	(2)%
Gain from sale of discontinued operations, net of taxes	0%	0%	0%	0%

Net income	9%	3%	3%	7%

Net Revenues

Net revenues for the three months ended September 30, 2003 increased 6% over the same period of 2002. Net revenues for the three months ended September 30, 2003, in the Communications and Network Systems segments, increased 7% and 5%, respectively. The increase in Communications was due primarily to increased sales volume of our video communications products. Video communications products net revenues increased to $64.8 million for the three months ended September 30, 2003 from $56.8 million in the same period of 2002, due to an increase in sales of our Viewstation product line. Also contributing to the increase in net revenues was an increase in sales volume of our network systems software products and service revenue, partially offset by decreases in network systems hardware product revenue as a result of mix shifts to lower end systems. Voice product revenues also increased primarily as a result of increases in sales of our installed voice products and circuit switched products, which were partially offset by decreases in our Voice-over-IP products for the three months ended September 30, 2003 when compared to the same period in 2002. Net revenues related to iPower-related services decreased to $4.8 million for the three months ended September 30, 2003 compared to $7.7 million reported in the same period of 2002.

In 2002, we began to implement a new direct-touch strategy in concert with a realignment of our channel partner strategy. As part of this new channel partner strategy, the channel inventory model has changed to reduce channel inventories to a more optimal level or to a drop-shipment method to certain channel partners’ end-user customers. During the second quarter of 2003, we believe that we essentially completed our channel inventory reduction program and we believe that, in aggregate, we will see only minor variations, upwards or downwards, in channel inventory weeks within product lines or regions moving forward. During the third and fourth quarters of 2002 and the first half of 2003, we believe our channel partners’ video and voice inventory decreased over the respective prior periods. In the third quarter of 2003, channel inventories remained stable. The decrease in the last half of 2002 was due largely to this shift in channel partner strategy resulting in us shipping fewer video and voice units to channel partners in the third and fourth quarter of 2002 and our channel partners lowering inventory levels as a result of lower end-user demand. In the first and second quarters of 2003, we believe that sales of our products by our channel partners to end-user customers exceeded the number of units that we shipped to the channel as a result of increased end-user demand, thereby decreasing overall inventory at our channel partners. The decreased channel inventory levels had less impact on sales of iPower and network systems units, which are not typically carried in inventory by our channel partners. In fact for a typically seasonally weak quarter, sales of our network systems products for the three months ended September 30, 2003 increased 21% sequentially and 5% on a year over year basis. On a regional basis, North America, Europe and Asia revenues increased 1%, 5% and 29%, respectively, while Latin America revenues decreased 21% for the three months ended September 30, 2003 over the three months ended September 30, 2002. Included in product revenues for voice, non-iPower video and network systems products are immaterial amounts of related service revenue.

Net revenues for the nine months ended September 30, 2003 decreased 16% over the same period last year. Net revenues for the nine months ended September 30, 2003, in the Communications and Network Systems segments decreased 15% and 16%, respectively. The decrease in Communications was due primarily to decreased sales volume of our video communications products and iPower-related services due to decreased end-user demand reflecting the global economic uncertainty and continued downturn in technology spending. The video communications products net revenues decreased to $173.7 million for the nine months ended September 30, 2003 from $209.5 million in the same period of 2002. Although the ViewStation product line contributed to the decrease in video communications net revenues, this decrease was primarily due to decreased sales of the iPower video product. The iPower-related services net revenues was $15.5 million for the nine months ended September 30, 2003 compared to $23.4 million reported in the same period of 2002. Also contributing to the decrease in overall net revenues was a decrease in sales volume of our network systems products and decreases in sales volumes of our voice over IP products and circuit switched products, which were partially offset by increases in our sales of installed voice products for the nine months ended September 30, 2003 when compared to the same period in 2002.

One customer accounted for more than 10% of our net revenues for the three months ended September 30, 2003 and no customer accounted for more than 10% of our net revenues for the three months ended September 30, 2002 or the nine months ended September 30, 2003 and 2002. For the three months ended September 30, 2003 one customer accounted for more than 10% of our Communications segment revenue, however no customer accounted for more than 10% of our Communications segment revenue for the three months ended September 30, 2002 or the nine months ended September 30, 2003 and 2002. For the three months ended September 30, 2003 and 2002, our Network systems segment had two channel partners that together represented approximately 20% and 28%, respectively, of Network Systems Segment product revenues. For the nine months ended September 30, 2003 and 2002, our Network Systems segment had two channel partners that together represented approximately 20% and 21%, respectively, of Network Systems Segment product revenues. We believe it is unlikely that the loss of any or all of these channel partners would have a material adverse affect on the net revenues of the segment as we believe end-users would likely purchase our products from a different channel partner.

Our business is subject to the risks arising from domestic and global economic conditions. During 2001 the domestic and global economic downturn, and in 2002 and the first half of 2003, global economic uncertainty and the continued downturn in technology spending slowed overall spending to the point where industries delayed or reduced technology purchases. In addition, in the first quarter of 2003, we noted a greater decrease in revenue from products with higher average selling prices, such as our network systems products. While there has been some improvement in technology spending and the global economy, constraints in technology capital spending still exist and could have an adverse impact on the remainder of 2003. If our channel partners delay or reduce orders for our products, we may fall short of our revenue expectations for the remainder of 2003, as we did in the second and third quarters of 2002 and the first quarter of 2003. Further, if these conditions persist in the fourth quarter of 2003, our business and financial performance will continue to be negatively affected as they were in the first half of 2003, and the second half of 2002. For example, in the first quarter of 2003, these conditions resulted in sequentially weaker network systems product revenues compared to the fourth quarter of 2002. Network systems revenue had another small sequential decrease in revenue in the second quarter of 2003. The extent of any adverse economic conditions or uncertainty in technology spending in the remainder of 2003 is difficult to predict at this time, which represents a significant uncertainty with respect to our operating results for the remainder of 2003.

In October 2003, we launched a new video product offering, the VSX 7000. While we believe we have taken the appropriate measures to educate and train our channel partners, there is a risk that the launch of this low end video product could cause confusion among our channel partners and end users, thereby causing them to delay purchases of any video product until they determine if the VSX 7000 is a more desirable product than our existing video products or purchase this lower end video product instead of our higher end video products, including the ViewStation EX and FX. Such delays in purchases or purchases of the VSX 7000 instead of our higher end video products, could adversely affect our revenues, gross margins and operating results. In addition, weakness in the end-user market for any of our products could negatively affect the revenue and cash flow of our channel partners who could, in turn, delay orders and delay paying their obligations to us. This could harm our revenues, profitability, financial condition and cash flow. In addition, we recently made significant changes in sales management and the sales organization. These changes may result in further changes to our channel partner strategy which may result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with more direct interaction between us and our direct end-user customers. These changes may cause additional disruptions in our channels and negatively impact revenue growth in the near term.

International net revenues, or revenues outside of Canada and the U.S., accounted for 44% and 41% of total net revenues for the three months ended September 30, 2003 and 2002, and accounted for 46% and 41% of total net revenues for the nine months ended September 30, 2003 and 2002, respectively. International net revenues in absolute dollars increased 3% and decreased 5% for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The absolute dollar increase in the international component of our revenues for the three months ended September 30, 2003 over the same period of 2002 was primarily driven by increased sales volume of our video communications products in Europe and Asia, increased sales volume of our voice product in Europe and Asia and increased network systems revenues in Europe, Asia and Latin America, partially offset by decreases in network systems revenues in North America, iPower related services in Europe and Asia and video communications and voice revenues in Latin America. The absolute dollar decrease in the international component of our revenues for the nine months ended September 30, 2003 over the same period of 2002 was primarily driven by decreased sales volume of our video communications products in Europe and Latin America, decreased iPower service revenue in Europe and Asia, decreased voice revenue in Europe and Latin America and decreased network systems revenue in Europe. These decreases were partially offset by increases in video, voice and network systems revenue in Asia and increases in network systems and iPower service revenue in Latin America.

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

We typically ship products within a short time after we receive an order and historically have had no material backlog. Therefore backlog has not been a good indicator of future net revenues. Net revenues for any particular quarter are extremely difficult to predict with any degree of certainty. In the second and third quarters of 2003, we did end the quarter with a more significant amount of order backlog than our historical experience, principally as a result of our new channel strategy and achieving a higher degree of shipment linearity during the quarter. We believe that the current level of backlog, as a percent of net revenues, is potentially maximized as a result of natural end user demand for our products; therefore there is no assurance that we will be able to maintain and it is unlikely that we will grow this level of backlog in future quarters, which is dependent in part on the ability of our sales force to generate orders linearly throughout the quarter. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders which in turn could negatively effect orders from our channel partners in any given quarter. As a result, our backlog could decline to more historical levels or to zero.

Cost of Net Revenues

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2003	September 30, 2002	Decrease	September 30, 2003	September 30, 2002	Decrease
Expenses	$42,678	$44,265	(4)%	$121,612	$149,024	(18)%
% of Net Revenues	39%	43%	(4)%	40%	41%	(1)%

Cost of net revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments and an allocation of overhead expenses, including facilities and IT costs. Generally, network systems products have a higher gross margin than our communication products, while the service gross margins are lower than our communication products. Overall, gross margins increased for the three months ended September 30, 2003, as compared to the comparable period in the prior year, as a result of more favorable margins across all product lines with the exception of service and network systems which had decreases in overall margins. Video and voice margins were favorably impacted due to product mix, while network systems had an increase in volume but a mix shift to lower margin systems.

Forecasting future gross margin percentages is difficult, and there are a number of risks associated with maintaining our current gross margin levels. For example, uncertainties surrounding revenue levels and related production level variances, competition, changes in technology, changes in product mix, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs and timing of sales over the next few quarters can cause our cost of net revenues percentage to fluctuate significantly. Additionally, our iPower products, VoIP products and other desktop products have a significantly higher cost of net revenue percentage than our network systems, ViewStation and SoundStation products. Accordingly, any significant revenue growth in our iPower, VoIP and other desktop products, or a decline in revenue associated with network systems, will have a negative effect on our cost of net revenues percentages. Also, we may reduce prices on our products in the future for competitive reasons, as a result of a difficult economy, or to stimulate demand, such as occurred in the first quarter of 2003 with certain SoundStation products, which could increase our cost of net revenues percentage. There is the risk that any of these potential price reductions would not offset competitive pressures or stimulate demand. In addition, cost variances associated with the manufacturing ramp of new products, or the write-off of initial inventory purchases due to product launch delays or the lack of market acceptance of our new products such as our VSX 7000, iPower 9000 series, VoicePlus bridging solution, VoIP telephony products, VTX 1000, Viewstation EX, MGC 25 or any other new product under development could occur, which would increase our cost of net revenues percentage in any quarter. In addition to the uncertainties listed above, cost of net revenues as a percentage of net revenues may increase due to a change in our mix of distribution channels and the mix of international versus North American revenues.

Sales and Marketing Expenses

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2003	September 30, 2002	Decrease	September 30, 2003	September 30, 2002	Increase
Expenses	$24,569	$24,696	(1)%	$75,478	$73,430	3%
% of Net Revenues	22%	24%	(2)%	25%	21%	4%

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, advertising and promotional expenses, product marketing, and an allocation of overhead expenses, including facilities and IT costs. The decrease in sales and marketing expense as a percentage of net revenues for the three months ended September 30, 2003 as compared to the comparable period in 2002 is primarily due to the increase in revenues during that same period of time. The increase in sales and marketing expense as a percentage of net revenues for the nine months ended September 30, 2003 as compared to the comparable period in 2002 is primarily due to the decrease in revenues during that same period of time. The decrease in absolute dollars in the three months ended September 30, 2003 over the same period last year was due primarily to a decrease in headcount in our sales force due to the sales reorganization and restructuring efforts that occurred in the first half of 2003. As a result, we had decreases in salaries and headcount-related expenses, such as travel. Partially offsetting this decrease in absolute dollars was our overall expansion of our marketing efforts, including the addition of a Chief Marketing Officer and related staffing. The increase in the absolute dollars for the nine months ended September 30, 2003 over the same period last year was due primarily to the overall expansion of our marketing efforts, including the addition of a Chief Marketing Officer, who subsequently left the Company at the end of the third quarter, and related staffing and increased allocations of facilities and infrastructure as a result of the increased headcount. This increase was partially offset by cost containment measures and expense controls implemented in the second half of 2002 and the first half of 2003 due to the global economic uncertainty and continued downturn in technology spending.

Due to the innovative nature of our products, such as VSX 7000, ViaVideo II, ViewStation, iPower, MGC, GW, PCS, WebOffice, PathNavigator, Vortex and VoIP products, and the effect of competing with much larger companies with much greater resources, such as Cisco and Microsoft, we believe we will incur increased expenses, especially advertising, to expand the overall market for, to drive penetration of, and increase the adoption rate of this technology and our products and to educate potential end-users as to the desirability of these products over competing products. Future quarter sales and marketing expense increases or decreases in absolute dollars are difficult to predict due to visibility of costs, timing of revenue and other factors.

Research and Development Expenses

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2003	September 30, 2002	Increase (Decrease)	September 30, 2003	September 30, 2002	Increase
Expenses	$17,368	$17,143	1%	$55,008	$54,391	1%
% of Net Revenues	16%	17%	(1)%	18%	15%	3%

Research and development expenses consist primarily of compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development expenses remained fairly flat for the three and nine months ended September 30, 2003, compared to the comparable periods in 2002, as a result of cost containment measures and expense controls implemented in the second half of 2002 and the first half of 2003 due to the global economic uncertainty and continued downturn in technology spending.

Increases in research and development expenses occurred for the network systems product line in the three and nine months ended September 30, 2003 as compared to the same period in the prior year, while research and development expenses decreased for the video product line for both periods as compared to the comparable prior year periods. Research and development expenses for the voice product line decreased for the three months ended September 30, 2003 as compared to the prior period and increased slightly for the nine months ended September 30, 2003 as compared to the prior period. The decrease in research and development expense as a percentage of net revenues for the three months ended September 30, 2003 as compared to the comparable period in 2002 is primarily due to the increase in revenues during that same period of time. The increase in research and development expenses as a percentage of net revenues for the nine months ended September 30, 2003, as compared to the comparable period in 2002 is primarily due to the decrease in revenues during that same period of time.

We continue to make investments in improving our existing products, integrating all of our existing and acquired products and developing new products, some of which were launched in the first, second, third and fourth quarters of 2003. In the three months ended September 30, 2003, individually, network systems product development expenditures accounted for the majority of the total increase in absolute dollars. This increase was partially offset by decreases in video product development which accounted for the majority of the offset while voice product development expenditure decreases contributed to a lesser extent. In the nine months ended September 30, 2003, individually, network systems product development expenditures accounted for the largest portion of the total increase in absolute dollars, with increases in voice product development expenditures contributing to a lesser extent. These increases were partially offset by decreases in video product development expenditures. We are currently investing research and development resources to enhance and upgrade our Polycom Office suite of products, which include our ViewStation, VSX 7000, ViaVideo II, iPower, GMS, MGC, PCS, WebOffice, PathNavigator, SoundStation, VoiceStation and Vortex. We anticipate expending a greater proportion of our research and development expenses towards the development of our software, or middleware, infrastructure products to enhance the integration and interoperability of our entire product suite. In all periods presented, all research and development costs have been expensed as incurred.

We believe that technological leadership is critical to our success and we are committed to continuing a high level of research and development to develop new technologies and combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. Future quarter research and development expense increases or decreases in absolute dollars are difficult to predict due to visibility of costs, timing of revenue and other factors.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2003	September 30, 2002	Increase	September 30, 2003	September 30, 2002	Increase
Expenses	$7,935	$6,775	17%	$23,250	$23,093	1%
% of Net Revenues	7%	6%	1%	8%	6%	2%

General and administrative expenses consist primarily of compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, patent litigation costs and bad debt expense. As a percentage of net revenues, general and administrative expenses increased 1 percentage point for the three months ended September 30, 2003 and increased 2 percentage points for the nine months ended September 30, 2003 as compared to the comparable periods in 2002. The increase as a percent of revenue for the nine months ended September 30, 2003 over the comparable prior year period is primarily due to the decrease in revenues during that same period of time. The increase in spending in absolute dollars in general and administrative in the three and nine months ended September 30, 2003 over the comparable periods in the prior year was primarily the result of higher costs associated with accrued bonuses, increased infrastructure costs and outside services, including increased costs associated with new regulatory requirements, patent litigation and increased insurance costs partially offset by a decrease in bad debt expense and recruiting expense. Individually, for the three months ended September 30, 2003 the increase in salary and related costs accounted for $0.9 million of the increase and outside services accounted for $0.8 million of the increase. These increases were partially offset by a $0.5 million decrease in bad debt expense. Individually, for the nine months ended September 30, 2003, the increase in salary and related costs accounted for $1.1 million of the increase and outside services accounted for $2.0 million of the increase, partially offset by a decrease in bad debt expense and recruiting expense of $2.6 million and $0.3 million, respectively. The remaining change related to numerous smaller items.

Material charges due to uncollectability of our receivables or material charges related to costs associated with our patent litigation could increase our general and administrative expenses and negatively affect our profitability in the quarter they are recorded. Additionally, predicting the timing of bad debt expense associated with uncollectible receivables is difficult. Future quarter general and administrative expense increases or decreases in absolute dollars are difficult to predict due to visibility of costs, timing of revenue and other factors.

Acquisition-Related Costs

We incurred acquisition-related costs totaling zero and $0.2 million in the three and nine months ended September 30, 2003, respectively, and $0.1 million and $2.8 million in the three and nine months ended September 30, 2002, respectively, primarily for integration costs related to the PictureTel and Accord acquisitions. If we acquire another business in the future, we may incur material acquisition expenses related to such a transaction.

Amortization of Purchased Intangibles

In the three months ended September 30, 2003 and 2002, we recorded $4.4 million in amortization of purchased intangibles related to the PictureTel, Circa, ASPI and MeetU acquisitions. In the nine months ended September 30, 2003 and 2002, amortization of purchased intangibles totaled $13.2 million and $12.7 million, respectively. Purchased intangible assets are being amortized to expense over their estimated useful lives of three years.

Purchased in-process research and development

In the nine month period ended September 30, 2002, we incurred a charge totaling $0.9 million for in-process research and development acquired as part of our acquisition of MeetU.com, Inc. The amount allocated to purchased in-process research and development was determined by an independent appraisal using established valuation techniques in the high-technology communications industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

Restructuring Costs

In the second quarter of 2003, we approved additional restructure actions in response to the global economic uncertainty and continued downturn in technology spending which are intended to improve the Company’s overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. The Company recorded a restructuring charge of approximately $4.3 million in the second quarter of 2003 as a result of these actions. This charge consisted primarily of severance and other employee termination benefits related to a workforce reduction of approximately 11 percent of the Company’s employees worldwide. The restructuring charge related to the Network Systems and Communications segments amounted to $0.1 million and $0.7 million, respectively. The balance of the restructuring charge related to operating activities which are separately managed at the corporate level and not allocated to segments. As of September 30, 2003, the Company had paid approximately $3.4 million of the $4.3 million charge. The remaining amount is to be paid by the end of the second quarter of 2004 and is recorded in Other Accrued Liabilities on the balance sheets.

In the first quarter of 2003, we approved additional restructuring actions primarily in connection with the sale of the network access product line to Verilink and in response to the global economic uncertainty and continued downturn in technology spending. These actions are meant to improve our overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. We recorded a restructuring charge of $0.7 million in the three months ended March 31, 2003 as a result of these actions. The charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately 1 percent of our employees worldwide. As of September 30, 2003, we had paid all of this charge.

Litigation Settlements

In the second quarter of 2003, we reached tentative settlements related to one employment and one patent litigation case, which resulted in us accruing an immaterial amount. In the third quarter of 2003, we received insurance settlements in relation to these cases, therefore we reversed our accrual.

During the first quarter of 2002, we reached a settlement with a former PictureTel customer. The dispute involved certain services provided by PictureTel in 2001 and amounts owed to us for providing these services. The amount received was net of legal fees incurred to litigate and settle the case.

Interest Income, Net

Interest income, net consists of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts and imputed interest expense related to the present value of costs associated with closing facilities as part of the PictureTel acquisition and related integration plan. Imputed interest expense for the three months ended September 30, 2003 and 2002 was $0.6 million and $0.4 million, respectively, and was $1.8 million and $1.1 million, for the nine months ended September 30, 2003 and 2002, respectively. Interest income, net of interest expense, was $1.9 million and $3.0 million for the three months ended September 30, 2003 and 2002, respectively, and for the nine months ended September 30, 2003 and 2002 was $6.4 million and $7.2 million, respectively. Interest income decreased for the three and nine months ended September 30, 2003 over the comparable periods in the prior year primarily due to lower average interest rates partially offset by higher average cash and investment balances. Average interest rate returns on our cash and investments were 1.88% in the third quarter of 2003 compared to 2.58%, for the third quarter of 2002. Average interest rate returns on our cash and investments were 2.10% in the first nine months of 2003 compared to 2.68% for the first nine months of 2002. Interest income, net could fluctuate for the remainder of 2003 due to movement in our cash balances and changes in interest rates in 2003 related to monetary policy actions taken by the United States Federal Reserve Board to stimulate economic growth in the United States.

Loss on Strategic Investments

For strategic reasons we have made various investments in private companies, and in limited circumstances, public companies. The private company investments are carried at cost less any impairment write-downs and are recorded in “Other assets” in our condensed consolidated balance sheets. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist, and make appropriate reductions in carrying value, if necessary. At December 31, 2002, these investments had no carrying value. We made an additional investment in a private company in the first quarter of 2003 which had a carrying value of zero as of September 30, 2003. In addition in the third quarter of 2003, we made an investment in another private company totaling $0.5 million. For the three and nine months ended September 30, 2003, we wrote down the investment in equities in privately held companies made in the first quarter of 2003 by $0.5 million to zero. The public company investments are recorded in “Short-term investments” and “Long-term investments” in our condensed consolidated balance sheets and are marked to market each period through unrealized gains and losses recorded as a component of stockholders’ equity. If these investments are sold at a loss or have permanently declined in value, a charge to operations is recorded. During the three months ended September 30, 2003 and 2002, we recorded a loss totaling $0.5 million and $2.4 million, respectively, and during the nine months ended September 30, 2003 and 2002, we recorded a loss totaling $0.5million and $7.0 million, respectively, related to the sale or write-down of these public and private company investments.

Provision for Income Taxes

Our overall effective tax rate for the three and nine month periods ended September 30, 2003 is 28.0%, which resulted in a provision for income taxes of $3.9 million and $3.6 million, respectively. The overall effective tax rate for the three and nine month periods ended September 30, 2002 was 27.5%, which resulted in a provision for income taxes of $1.3 million and $9.0 million, respectively. The increase in the effective tax rate was primarily the result of a decrease in foreign earnings subject to relatively lower tax rates.

We are required to separately report our results from discontinued operations net of tax. To do this requires an intraperiod allocation of total tax expense between continuing operations and discontinued operations in accordance with the accounting rules. Our tax rates may vary from quarter to quarter, depending on the results of operations. Our continuing operations effective tax rate for the three and nine month periods ended September 30, 2003 was 27.9% and 28.2%, respectively, which resulted in a corresponding provision for income tax of $3.9 million and $3.7 million, respectively. The continuing operations effective tax rate for the three and nine month periods ended September 30, 2002 was 26.3% and 26.0%, respectively, which resulted in a provision for income taxes of $1.5 million and $10.7 million, respectively.

Liquidity and Capital Resources

As of September 30, 2003, our principal sources of liquidity included cash and cash equivalents of $191.6 million, short-term investments of $6.9 million and long-term investments of $369.0 million. Short-term and long-term investments consisted primarily of U.S. government securities, state and local government securities and corporate debt and equity securities of which $0.2 million was invested in equity securities of publicly traded companies. In addition, we have a $25.0 million line of credit with a bank which was unused at September 30, 2003.

We generated cash from operating activities totaling $70.5 million in the nine months ended September 30, 2003, compared with $63.9 million in the same period of 2002. The increase for the nine months ended September 30, 2003 versus the comparable period of 2002 was due primarily to smaller decreases in other accrued liabilities, larger decreases in accounts receivable and inventories, smaller increases in prepaids and other assets, and larger increases in accounts payable. Offsetting these positive effects were smaller net income, smaller non-cash expenses and smaller increases in taxes payable.

The total net change in cash and cash equivalents for the nine months ended September 30, 2003 was an increase of $36.4 million. The primary uses of cash during this period were $11.7 million for purchases of property and equipment, $3.5 million for the purchase of licensed technology, $6.9 million for repurchases of our common stock, $19.4 million of purchases of investments, net of sales and maturities, and $0.5 million for purchase of a convertible note receivable. The primary sources of cash during this period were $70.5 million from operating activities, $6.7 million associated with the exercise of stock options and purchases under the employee stock purchase plan and $1.3 million of proceeds from sale of discontinued operations. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses (such as depreciation, amortization, the provision for doubtful accounts, inventory reserves for excess and obsolescence, loss on strategic investments and the tax benefits from the exercise of employee stock options), a reduction in trade receivables and inventories and net increases in accounts payable and taxes payable. Offsetting the positive effect of these items were net increases in prepaid expenses and other assets and a decrease in other accrued liabilities (primarily from severance and facility exit payments). The positive cash impact due to net trade receivables and inventory reductions will likely not occur in the remainder of 2003 as it did in 2002 and the first nine months of 2003.

In June 2002, the Board of Directors approved a plan to repurchase up to 3.5 million shares of our common stock in the open market or privately negotiated transactions. As of December 31, 2002, we had repurchased approximately 1,483,000 shares in the open market, for cash of $15.9 million. During 2002, the Company retired and reclassified these shares of common stock as authorized and unissued. During the three months ended September 30, 2003, we did not repurchase any of our common stock. During the nine months ended September 30, 2003 we repurchased 755,000 shares, in the open market, for cash of $6.9 million, which have been retired and reclassified as authorized and unissued. We may continue to repurchase shares in the open market or in privately negotiated transactions. As of September 30, 2003, the Company is authorized to repurchase up to an additional approximately 1.3 million shares under the June 2002 repurchase plan.

At September 30, 2003, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $25.7 million primarily related to inventory purchases. We also have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur. These commitments and obligations are reflected in our condensed consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services. In addition, our bank has issued letters of credit to secure the leases on some of our offices. These letters of credit total approximately $0.8 million and are secured by our credit facilities or cash deposits with our banks.

As of September 30, 2003, the following future minimum lease payments, net of estimated sublease income, are due under our current lease obligations. For example, we have an approximately 152,000 square foot building which is fully subleased to a third party for which the sublease runs concurrent with our lease obligation. As a result we are not currently showing a lease obligation related to this facility. If this sublease were to be terminated, or if the tenant defaulted on payment, we would incur additional lease payments that would negatively impact our operating results and overall cash flows. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. This table excludes leases subject to cancellation within twelve months of September 30, 2003 (in thousands):

	Minimum Lease Payments	Projected Annual Operating Costs
Year ending December 31,
Remainder of 2003	$2,940	$1,096
2004	12,351	4,788
2005	11,021	4,045
2006	10,913	3,999
2007	8,069	3,276
Thereafter	35,333	13,575

Minimum future lease payments	$80,627	$30,779

We believe that our available cash, cash equivalents, investments and bank line of credit will be sufficient to meet our operating expenses and capital requirements for the foreseeable future. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, competitive reasons or to continue the availability of components or product from sole source suppliers, and may seek to raise such additional funds through public or private equity financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

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

Revenue Recognition and Product Returns

We recognize hardware product revenue using the guidance from SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and Statement of Financial Accounting Standards, or SFAS, No. 48, “Revenue Recognition When Right of Return Exists” and EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” We recognize software revenue in accordance with the AICPA Statement of Position No. 97-2, or SOP 97-2, “Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Under these guidelines, we defer revenue recognition on transactions where persuasive evidence of an arrangement does not exist, title has not transferred, product payment is contingent upon performance of installation or service obligations, the price is not fixed or determinable or payment is not reasonably assured. In addition, we estimate what future product returns may occur based upon actual historical return rates and reduce our revenues by these estimated future returns. If the historical data we use to calculate these estimates does not properly reflect future returns, these estimates could be revised. In addition, we defer revenue associated with long-term customer maintenance contracts. The value of these contracts is recognized ratably over the length of the customer contract.

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

Deferred and Refundable Taxes

We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of September 30, 2003, we have $81.4 million in net deferred tax assets. In order to fully utilize these deferred tax assets we need to generate sufficient amounts of future U.S. taxable income. We believe that it is more likely than not that we will generate sufficient future taxable income to utilize these assets and therefore, as of September 30, 2003, we have not established a valuation allowance against these assets.

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

Goodwill and Purchased Intangibles

We assess the impairment of goodwill and other identifiable intangibles annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends.

If we determine that the carrying value of goodwill and other identified intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would typically measure any impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we accounted for the PictureTel, ASPI and MeetU acquisitions, all of which were completed after July 1, 2001, under the new guidance, and on January 1, 2002, we ceased to amortize goodwill arising from the Circa acquisition which was completed prior to July 1, 2001.

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

Non-marketable Securities

We periodically make strategic investments, or have acquired these investments through business acquisitions, in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. These investments had a carrying value of $0.5 million as of September 30, 2003, and have been permanently written down a total of $12.5 million from original cost in 2003, 2002, 2001 and 2000.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, (SFAS 145) “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS 145 rescinds SFAS No. 4, (SFAS 4) ”Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. We adopted SFAS 145 effective January 1, 2003 and the adoption did not have any effect on our consolidated results of operations, financial condition or cash flows.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on our consolidated results of operations, financial condition or cash flows.

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

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were originally to be applied for the first interim or annual period beginning after June 15, 2003. In September 2003, the FASB deferred the adoption of FIN 46 for variable interest entities acquired prior to February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 did not have any effect on our consolidated results of operations, financial condition or cash flows.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OR ALL OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. IN ASSESSING THESE RISKS, INVESTORS SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002 AND OUR SUBSEQUENT QUARTERLY REPORTS ON FORM 10-Q FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

Our quarterly operating results may fluctuate significantly and are not a good indicator of future performance.

Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control. These factors include:

•	market acceptance and transition of new product introductions, including the VSX 7000 and those products launched in the first, second, third and fourth quarters of 2003, and other new products anticipated to be launched in the future, and product enhancements by us or our competitors;

•	difficult general economic conditions, as has been the case with the recent global economic uncertainty and downturn in technology spending, and specific economic conditions prevailing in the communications industry and other technology industries;

•	the prices and performance of our products and those of our competitors;

•	further changes to our channel partner contracts and channel partner strategy, including a change in the number and mix of channel partners, which will result in a smaller number of channel partners and likely reduce channel partner orders; recent changes in our sales management and sales organization could result in other disruptions among our channel partners;

•	the timing and size of the orders for our products;

•	our distribution channels reducing their inventory levels;

•	slowing sales by our channel partners to their customers which places further pressure on our channel partners to minimize inventory levels and reduce purchases of our products;

•	the level and mix of inventory that we hold to meet future demand;

•	the near and long-term impact of the military action in Iraq or other hostilities;

•	the near and long-term impact of terrorist attacks and incidents and any military response or uncertainty regarding any military response to those attacks;

•	the impact of the unstable political situation in Israel and military action by the Israeli government and other hostilities in the Middle East and their impact on our Israeli operations;

•	the mix of products we sell;

•	fluctuations in the level of international sales and our exposure to international currency fluctuations in both revenues and expenses;

•	the cost and availability of components;

•	manufacturing costs;

•	the level and cost of warranty claims;

•	the impact of disruptions at the sites of our primary manufacturing partners in Thailand, China and Israel or raw material suppliers to these primary manufacturing partners, for any reason, including the recurrence of SARS or other similar event;

•	the impact of disruptions in our operations, for any reason, including the recurrence of SARS or other similar event;

•	the impact of seasonality on our various product lines and geographic regions;

•	the introduction of web collaboration solutions that compete with our web collaboration or video solutions;

•	adverse outcomes to intellectual property claims; and

•	the level of royalties we must pay to third parties.

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

The markets for video and voice communications and network systems products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, proper positioning of new products in relation to our total product portfolio and their relative pricing, differentiation of new products from those of our competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with compatibility issues, channel partner training, technical and sales support as well as field support are also factors that may affect our success in this market. When we take any significant actions regarding our product offerings, it is important to educate and train our channel partners to avoid any confusion as to the desirability of the new product offering compared to our existing product offerings. In October 2003, we launched a new video product offering, the VSX 7000. While we believe we have taken the appropriate measures to educate and train our channel partners, there is a risk that the launch of this low end video product could cause confusion among our channel partners and end users, thereby causing them to delay purchases of any video product until they determine if the VSX 7000 is a more desirable product than our existing video products or purchase this lower end video product instead of our higher end video products, including the ViewStation EX and FX. Such delays in purchases or purchases of the VSX 7000 instead of our higher end video products, could adversely affect our revenues, gross margins and operating results in the period of the delay. In addition, in the first, second and third quarters of 2003 we launched new voice, video and network systems products. These new product launches, or any new product launch in the future, could also cause confusion amongst our channel partners as we educate and train them on, and as they take time to evaluate, these new product offerings. Further, the shift in communications from circuit-switched to IP-based technologies over time may require us to add new channel partners and gain new core technological competencies. We are attempting to address these needs and the need to develop new products through our internal development efforts, joint developments with other companies and through acquisitions. We may not identify successful new product opportunities and develop and bring products to market in a timely manner. Additionally, we cannot assure you that competing technologies developed by others will not render our products or technologies obsolete or noncompetitive. The failure of our new product development efforts and any inability to service or maintain the necessary third-party interoperability licenses would harm our business and results of operations.

We may experience delays in product introductions and our products may contain defects which could adversely affect market acceptance for these products and our reputation and seriously harm our results of operations.

We intend to continue to introduce new products, such as our VSX 7000, Visual Concert products, Via Video II, SoundSation VTX 1000, ViewStation EX, MGC 25, Vortex EF2241, PathNavigator, PCS and WebOffice products. However, we cannot assure you that new product releases will be timely or that they will be made at all. For example, the ViewStation FX and ViaVideo were delayed from their original release dates which we believe negatively affected our net revenues in 2000. The VSX 7000 was also delayed from its original release date.

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

In the past, we have experienced other delays in the introduction of certain new products and enhancements, and we believe that such delays may occur in the future. For instance, we experienced delays in introducing the VSX 7000, ViewStation MP and WebStation from their original expected release dates due to unforeseen technology and/or manufacturing ramping issues. Similar delays occurred during the introduction of the ShowStation, ShowStation IP and SoundStation Premier which affected the first customer ship dates of these products. We also had delays in introducing our SoundStation IP product which we believe negatively impacted our sales revenue in the first quarter of 2001. Further, our SoundPoint IP product introduction was delayed which we believe negatively impacted our sales in the third and fourth quarters of 2001. Any similar delays in the future for other new product offerings currently under development could adversely affect market acceptance for these products and our reputation, and seriously harm our results of operations.

We face risks related to the adoption rate of new technologies.

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our SoundStation IP and SoundPoint IP products are dependent on the roll out of voice-over-IP, or VoIP, technologies. In addition, VoIP products are traditionally sold through Service Providers. Our strategy surrounding selling our VoIP products and developing our Service Provider network is just being initiated and there can be no guarantee that we will be successful in developing such a strategy or establishing a successful service provider network. The success of our ViaVideo II product depends on the increased use of desktop video collaboration technologies. The success of our WebOffice product is dependent on the increased use and acceptance of web collaboration technologies in concert with audio and video conferencing. If the use of new technologies that our current and future products are based on does not occur, or the development of suitable sales channels does not occur, or occurs more slowly than expected, we may not be able to sell certain of our products in significant volumes and our business may be harmed.

Lower than expected market acceptance of our products, price competition and other price decreases would negatively impact our business.

If the market does not accept our products, including the new products launched in the first, second, third and fourth quarters of 2003, our profitability could be harmed. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment and network systems which could cause us to reduce the prices for any of these products or discontinue one product with the intent of simplifying our product offering and enhancing sales of a similar product. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products in the hope of stimulating growth in a similar product. While we cannot assure you that these actions would have the desired result, any of these actions could have an adverse impact on our product margins and profitability.

Product obsolescence, excess inventory and other asset impairment can negatively affect our results of operations.

We operate in a high technology industry which is subject to rapid and frequent technology and market demand changes. These changes can often render existing or developing technologies obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the recorded value of existing inventory is greater than its fair market value. For example, this situation occurred in the third quarter of 2003 as we wrote down inventories of a product in development as a result of a delay in the product introduction. Also, our ViewStation product and iPower products offer certain comparable functionality and may compete with each other for customers. In addition, we launched several new products in the first, second, third and fourth quarters of 2003. If sales of one of these products have a negative effect on sales of the other product, it could significantly increase the inventory levels of the negatively impacted product. The potential for new products to render existing products obsolete, cause inventories of existing products to increase or reduce the demand for existing products exists for every one of our products.

We purchased several businesses in 2001 and 2002 which included goodwill valued at approximately $296 million and other purchased intangible assets valued at approximately $20 million as of September 30, 2003. This represents a significant portion of our recorded assets. Generally accepted accounting principles related to goodwill and other intangibles changed with the issuance of Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets” which we adopted effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives, but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values which could result in a full write-off of their book value. If these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” in our balance sheets. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have recorded charges against earnings totaling $12.5 million from fiscal 2000 through the nine months ended September 30, 2003 associated with the impairment of these investments, which has been reflected in “Loss on strategic investments” in the statements of operations. As of September 30, 2003, our investments in private companies are valued at $0.5 million. We may make additional investments in private companies which would be subject to similar impairment risks, and which may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

Failure to adequately service and support our products could harm our results of operations.

Our recent growth has been due in large part to an expansion into products with more complex technologies, including our network systems products, new video product offerings and our software products. This has increased the need for product warranty and service capabilities. If we cannot develop and train our internal support organization or maintain our relationship with our outside technical support, it could harm our business.

In addition, we are including service support with the recent launch of the VSX 7000 product. We view this service offering, and other service offerings, to be a key success factor in our business. We are currently reorganizing our service organization to, among other things, more fully integrate the service businesses of our recent acquisitions. As part of this effort, we are also implementing a new customer relationship management system, which is expected to provide better information for us to provide customer support. If we do not manage this difficult reorganization properly, we could alienate our customers or channel partners which could harm our business and results of operations.

General economic conditions may reduce our revenues and harm our business.

As our business has grown, we have become increasingly exposed to adverse changes in general economic conditions which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, deferral or delay of purchase commitments for our products and increased competition. These factors adversely impacted our operating results in 2001, where we experienced a sequential revenue decrease in each of the first two quarters. We also experienced sequential revenue decreases in the second, third and fourth quarters of 2002 and the first quarter of 2003 due in part to these factors. While there has been some improvement in technology spending and the global economy, constraints in technology capital spending still exist and could have an adverse impact on the remainder of 2003. In addition, in the first quarter of 2003, we noted a greater decrease in revenue from products with higher average selling prices, such as our network systems products.

We implemented restructuring actions in 2002 and the first and second quarters of 2003 to reduce our overall cost structure. As a result of these actions, we recorded restructuring charges of $1.7 million in 2002 and $5.0 million for the first nine months of 2003. These charges consisted of severance and other employee termination benefits related to workforce reductions. These restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees or a decrease in employee morale, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve the anticipated cost reductions our business could be harmed. In addition, these restructuring actions may not be sufficient and additional actions may need to be taken in the future.

In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales growth. If such sales growth does not occur in the time frame anticipated by these channel partners for any reason, including a recurrence of the recent global economic uncertainty and downturn in technology spending throughout the remainder of 2003, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels which would harm our business. For example, our channel partners reduced their inventory levels during 2001 in anticipation of lower end-user demand. Also, in 2002, we began to implement a new direct-touch strategy in concert with a realignment of our channel partner strategy. As part of this new channel partner strategy, the channel inventory model has changed to reduce channel inventories to a more optimal level or to a drop shipment method to certain channel partners’ end-user customers. During the second quarter of 2003, we believe that we essentially completed our channel inventory reduction program and we believe that, in aggregate, we will see only minor variations, upwards or downwards, in channel inventory weeks within product lines or regions moving forward. During the third and fourth quarters of 2002 and the first half of 2003 we believe our channel partners’ video and voice inventory decreased over the respective prior periods. In the third quarter of 2003, channel inventories remained stable. The decrease in the first half of 2003 was due largely to this shift in channel partner strategy resulting in us shipping fewer video and voice units to channel partners in the third and fourth quarter of 2002 and our channel partners lowering inventory levels as a result of lower end-user demand. In the first quarter and second quarter of 2003, we believe that sales of our products by our channel partners to end-user customers exceeded the number of units that we shipped to the channel, as a result of increased end-user demand, thereby decreasing overall inventory at our channel partners. The decreased channel inventory levels had less impact on sales of iPower and network systems units, which are not typically carried in inventory by our channel partners. In fact, for a typically seasonally weak quarter, sales of our network systems products for the three months ended September 30, 2003 increased 21% sequentially and 5% on a year over year basis.

If we fail to compete successfully, our business and results of operations would be significantly harmed.

We face significant competition in the communications industry which is subject to rapid technological change. In video communications, our major competitors include Tandberg and a number of other companies including Aethra, ClearOne, Huawei, NEC, Panasonic, Philips, Sony, VCON and VTEL, as well as various smaller or new industry entrants. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video communications products. We believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as 3Com, Cisco Systems, Hewlett-Packard, Dell, Microsoft, Nortel Networks, RealNetworks and WebEx, that enable web-based or network-based video and collaboration communications. The market for voice communications equipment, including voice conferencing and desktop equipment, is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. In voice communications, our major competitors include Aethra, ClearOne Communications, Konftel, Mitel, Soundgear and other companies that offer lower cost, full-duplex speakerphones. In the VoIP desktop space, there are several low cost manufacturers in Asia and Europe that are emerging. In addition, there are notable PBX and IP Call Manager manufacturers that compete in the standards based IP space including Avaya, Cisco, Mitel and Siemens. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that are lower cost than our voice communications products. Our network systems business has significant competition from RADVISION, and a number of other companies, including Avaya, Cisco Systems, First Virtual, Huawei and Tandberg. In addition, it is possible that we will see increased competition in all of our product lines to the extent that one or more of our competitors join together either through mutual agreement or acquisitions to form new partnerships to compete against us. These competitors on a stand-alone basis or on a combined basis could have more substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products.

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

Our quarterly revenues and operating results depend upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. Moreover, the majority of our orders in a given quarter historically have been shipped in the last month of that quarter and sometimes in the last few weeks of the quarter. In the second and third quarters of 2003, we did end the quarter with a more significant amount of order backlog than our historical experience, principally as a result of our new channel strategy and achieving a higher degree of shipment linearity during the quarter. We believe that the current level of backlog, as a percent of net revenues, is potentially maximized as a result of natural end user demand for our products; therefore there is no assurance that we will be able to maintain and it is unlikely that we will grow this level of backlog in future quarters, which is dependent in part on the ability of our sales force to generate orders linearly throughout the quarter. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any uncertainty in end-user demand could significantly negatively impact end-user orders which could in turn negatively affect orders we receive from our channel partners in any given quarter. As a result, our backlog could decline to more historical levels or even to zero. The return to historical linearity levels or any failure or delay in the closing of orders during the last part of a quarter would materially harm our operating results, as occurred in the first quarter of 2003 and the second and third quarters of 2002. Furthermore, we may be unable to ship products in the period we receive the order, due to these or other factors, which would have an adverse impact on our operating results. In such events, the price of our common stock would decline.

Difficulty in estimating channel partner orders can harm our operating results.

We typically ship products within a short time after we receive an order and historically have had no material backlog. Therefore, backlog is not a good indicator of future net revenues. Net revenues for any particular quarter are extremely difficult to predict, with any degree of certainty. In the second and third quarters of 2003, we did end the quarter with a more significant amount of order backlog than our historical experience, principally as a result of our new channel strategy and achieving a higher degree of shipment linearity during the quarter. There is no assurance that we will be able to maintain and it is unlikely that we will grow this level of backlog, which is dependent in part on the ability of our sales force to generate orders linearly throughout the quarter, in future quarters. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any uncertainty in end-user demand could significantly negatively impact end-user orders which could in turn negatively affect orders we receive from our channel partners in any given quarter. As a result, our backlog could decline to more historical levels or even to zero. Accordingly, our expectations for both short and long-term future net revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. Because we historically have received a majority of our channel partner orders in the last month of a quarter and often in the last few weeks of the quarter, we are limited in our ability to reduce expenses quickly if for any reason orders and net revenues do not meet our expectations in a particular period. Accordingly, any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

We face risks related to our dependence on channel partners to sell our products.

We are subject to risks associated with our channel partners’ product inventories and product sell-through.

We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to dealers and end-users. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as the a recurrence of the recent global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our net revenues would be negatively affected. For example, the economic downturn negatively affected our business and operating results in 2001, and the global economic uncertainty and downturn in technology spending negatively affected our business and operating results in 2002 and the first quarter of 2003. While there has been some improvement in technology spending and the global economy, constraints in technology capital spending still exist and if these conditions continue in the future, our business and operating results will continue to be negatively affected. In addition, if channel partners decide to purchase more inventory, due to product availability or other reasons, than is required to satisfy end-user demand or if end-user demand does not keep pace with the additional inventory purchases, channel inventory could grow in any particular quarter which could adversely affect product revenues in the subsequent quarter. Moreover, if we choose to eliminate or reduce special cost or stocking incentive programs, quarterly revenues may fail to meet our expectations or be lower than historical levels. In addition, as a result of changes in sales management and our sales organization, we plan to continue to implement changes to our channel partner strategy which may continue to result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with more direct interaction between us and our direct end-user customers. These changes may continue to cause disruptions in our channels and negatively impact revenue growth in the near term.

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

Many of our channel partners that carry multiple Polycom products, and from whom we derive significant revenues, are undercapitalized. The failure of these businesses to establish and sustain profitability or obtain financing could have a significant negative effect on our future revenue levels and profitability and our ability to collect our receivables. Further, while there has been some improvement in technology spending and the global economy, constraints in technology capital spending still exist and could cause more of our channel partners’ businesses to suffer or fail, which would harm our business.

Our business has been harmed and could be harmed further if our large channel partners continue to be affected by the current global economic uncertainty and downturn in technology spending. For example, we have experienced a decline in revenues from WorldCom, Global Crossing and MCSi due to their financial troubles. This drop in the amount of orders we have received from these three channel partners negatively affected our revenues and profitability in the past.

To avoid confusion among our channel partners regarding our product offerings, we need to devote significant resources to educating and training them.

When we take any significant actions regarding our product offerings, it is important to educate and train our channel partners to avoid any confusion on the desirability of the new product offering in relation to our existing product offerings. In October 2003, we launched a new video product offering, the VSX 7000. While we believe we have taken the appropriate measures to educate and train our channel partners, there is a risk that the launch of this low end video product could cause confusion among our channel partners and end users, thereby causing them to delay purchases of any video product, such as the ViewStation EX and FX, until they determine if the VSX 7000 is a more desirable product than our existing video products. Such delays in purchases could adversely affect our net revenues, gross margins and operating results in the period of the delay. In addition, in the first, second and third quarters of 2003 we launched new voice, video and network systems products. These new product launches, or any new product launch in the future, could cause confusion amongst our channel partners as we educate and train them on, and as they take time to evaluate, these new product offerings.

In addition, we acquired PictureTel Corporation, or PictureTel, in October 2001, and integrating PictureTel’s product offerings with ours has created confusion among our channel partners. We will need to continue to devote significant resources to educate and train our channel partners about our combined product offerings. Channel confusion could also occur if we do not adequately train or educate the channel on our product families especially in the cases where we simplify our product offerings by discontinuing one product in order to stimulate growth of a similar product. Ongoing confusion may lead to delays in ordering our products which would negatively affect our revenues.

Conflicts with our channel partners could hurt sales of our products.

We have various OEM agreements with major telecommunications equipment manufacturers, such as Avaya, Cisco Systems and Nortel Networks, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create conflicts with our other channel partners who directly compete with our OEM partners, or could create conflicts among our OEM partners, who compete with each other, which could adversely affect revenues from these other channel partners or our OEM partners. Conflicts among our OEM partners could also make partnering with these OEM partners increasingly difficult. Because many of our channel partners also sell equipment that competes with our products, these channel partners could devote more attention to these other products which could harm our business. For example, a significant amount of our network systems revenues in 2001 were generated from sales to Tandberg, Sony and VCON, which compete with us in the video communications product market. We believe that because of this conflict, they significantly reduced their orders of our network systems products in 2002 and 2003, which has impacted our sales of this product line. Further, other channel conflicts could arise which cause channel partners to devote resources to other non-Polycom communications equipment which would negatively affect our business or results of operations.

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

We do not typically enter into long-term contracts with our channel partners, and we cannot be certain as to future order levels from our channel partners. When we do enter into a long-term contract, the contract is generally terminable at the convenience of the channel partner. In the event of an early termination by or loss of one of our major channel partners, we believe that the end user customer would likely purchase from another one of our channel partners. If this did not occur and we were unable to rapidly replace that revenue source its loss would harm our results of operations.

We experience seasonal fluctuations in our revenues.

Sales of some of our products have experienced seasonal fluctuations which have affected sequential growth rates for these products, particularly in our third and first quarters. For example, there is generally a slowdown for sales of our products in the European region. In addition, sales of our video communications products have typically declined in the first quarter of the year compared to the fourth quarter of the prior year. Seasonal fluctuations could negatively affect our business which could cause our operating results to fall short of anticipated results for such quarters, as they did in the first quarter of 2003.

Difficulties we may encounter managing a substantially larger business could adversely affect our operating results.

Some of our officers and key personnel have worked together for only a short period of time or have only recently joined us.

Some of our officers and key personnel have worked together for only a short period of time. In addition, some of our executive officers have recently assumed significant new responsibilities. For example, in the first quarter of 2003, we hired a new Senior Vice President and General Manager, Video Communications, and a new Senior Vice President, Worldwide Sales, and reorganized our sales force and our video communications division. The sales force reorganization has resulted in the hiring of a significant amount of new senior sales management and the movement of other senior sales management to new roles and responsibilities. These new management changes could disrupt our sales efforts and video communication business, which in turn could result in reduced sales, confusion with our channel partners, and delayed introduction of new or upgraded products. In addition, our Chief Marketing Officer, who joined us in the second half of 2002, left to pursue other opportunities at the end of the third quarter of 2003. The failure to successfully integrate new senior management could divert management’s attention from other ongoing business concerns.

If we fail to successfully attract and retain qualified personnel, our business will be harmed.

Our future success will depend in part on our continued ability to hire, assimilate and retain qualified personnel. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel, especially in light of our recent reorganizations and restructurings. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, particularly technical and management, as needed, could harm our business. In addition, as we add more complex software product offerings, it will become increasingly important to retain and attract individuals who are skilled in managing and developing these complex software product offerings. Further, many of our key employees in Israel, who are responsible for development of our network systems products, are obligated to perform annual military reserve duty and may be called to active duty at any time under emergency conditions. The loss of the services of any executive officer or other key technical or management personnel could harm our business.

We experienced significant growth in our business and operations due to internal expansion and business acquisitions during the last five years, and if we do not appropriately manage this growth and any future growth, our operating results will be negatively affected.

Our business has grown in recent years through both internal expansion and business acquisitions, and continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. For example, our annual revenues increased from $52 million in 1997 to $452 million in 2002, and during the past eleven fiscal quarters, we acquired Accord, Circa, PictureTel, ASPI and MeetU. Further, our headcount increased from 175 employees at December 31, 1997 to 526 employees at December 31, 1999 and to 1,163 employees at September 30, 2003. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. In addition, our revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount. In addition, because of our acquisition of PictureTel, our video communications product development group is now located in multiple locations, and we have limited experience coordinating a large, geographically separated product development group.

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

In addition, we have incurred significant costs and committed significant management time integrating PictureTel’s operations, technology, development programs, products, information systems, customers and personnel. Although the integration of PictureTel is complete, we will continue to incur cash outflows and additional costs in completing the integration process, such as:

•	fees and expenses of professionals and consultants involved in dissolving legal entities no longer being used;

•	settling existing PictureTel liabilities;

•	costs associated with vacating, subleasing and closing facilities and terminating leases;

•	employee severance costs, including any further reorganization of the service business; and

•	upgrading our customer service information systems to accommodate PictureTel’s larger customer service function.

Further, we have a significant liability of approximately $34.5 million at September 30, 2003 related to vacant and redundant facilities in connection with our acquisition of PictureTel which is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. For example, the Company has an approximately 152,000 square foot building which is fully subleased to a third party for the length of the Company’s lease obligation. If this tenant were unable to fulfill, for any reason, their contractual obligations under the sublease, we would incur additional charges to operations which would harm our business. In addition, until our vacated and redundant facilities are subleased or the lease obligations for these facilities are terminated, we will continue to pay the contractual lease and facility operating expense obligations without any sublease income to offset these costs. Further, in the event that we agree to sublease a facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow up to and potentially exceeding our recorded liability at the time of such transaction, which would harm our operating cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

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

International sales and expenses represent an increasing portion of our net revenues and operating expenses and risks inherent in international operations could harm our business.

International sales and expenses represent an increasing portion of our net revenues and operating expenses, and we anticipate that international sales will continue to account for a significant portion of our net revenues for the foreseeable future and that international operating expenses will continue to increase. International sales and expenses are subject to certain inherent risks, including the following:

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

Although, to date, a substantial majority of our international sales has been denominated in U.S. currency, we expect that a growing number of sales could be denominated in non-U.S. currencies as more international customers request billing in their currency. Our international operating expenses are denominated in foreign currency. As a result, we expect our business will be significantly more vulnerable to currency fluctuations which could adversely impact our results of operations. These currency fluctuations are recorded in other income (expense) in our condensed consolidated statement of operations. While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, we from time to time engage in currency hedging activities solely to mitigate temporary currency fluctuation exposure. However, we have limited experience with these hedging activities, and they may not be successful which could harm our operating results and financial condition. In addition, significant adverse changes in currency exchange rates, as happened in the European market in 2000 and in the Asian market in late 1997, could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country, as discounts may be temporarily or permanently affected.

We have limited supply sources for some key components of our products, and our operations could be harmed by supply interruptions, component defects or unavailability of these components.

Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. We also obtain certain plastic housings, metal castings and other components from suppliers located in China and other Asian countries, and any political or economic instability in that region in the future, quarantines or other restrictions associated with a recurrence of SARS or other infectious diseases, or future import restrictions, may cause delays or an inability to obtain these supplies. Further, we have suppliers in Israel and the military action in Iraq or war with other Middle Eastern countries perceived as a threat by the United States government may cause delays or an inability to obtain supplies for our network systems products. We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. We have had limited experience purchasing supplies of various components for our products, and some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In addition, companies with limited or uncertain financial resources manufacture some of these components. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components, develop alternative sources as needed, or companies with limited financial resources go out of business, our operating results could be seriously harmed. Moreover, our operating results would be seriously harmed by receipt of a significant number of defective components, an increase in component prices or our inability to obtain lower component prices in response to competitive price reductions. Additionally, our video communications products are designed based on integrated circuits produced by Philips Semiconductor, or Philips, and cameras produced by Sony. If we could no longer obtain integrated circuits or cameras from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we cannot assure you that we would be successful in obtaining these components from alternative sources in a timely or cost-effective manner. Additionally, both Sony and Philips compete with us in the video communications industry which may adversely affect our ability to obtain necessary components. The failure to obtain adequate supplies of vital components could prevent or delay product shipments which could harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products. Any delays in the availability of these key components could harm our business. In addition, the business failure or financial instability of any supplier of these components could adversely affect our cash flows if we were to expend funds in some manner to ensure our supply of those components.

Manufacturing disruption or capacity constraints would harm our business.

We subcontract the manufacture of our voice and video product lines to Celestica, a third-party contract manufacturer. We use Celestica’s Thailand and China facilities, and should there be any disruption in services due to natural disaster, quarantines or other restrictions associated with a recurrence of SARS, or other similar events, or economic or political difficulties in Thailand or Asia or any other reason, such disruption would harm our business and results of operations. Also, Celestica’s Thailand facility is currently the primary source manufacturer of these products, and if Celestica experiences an interruption in operations or otherwise suffers from capacity constraints, we would experience a delay in shipping these products which would have an immediate negative impact on our revenues. As a result, we may not be able to meet any demand for our products which could negatively affect revenues in the quarter of the disruption and harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

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

We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, EBSNet, Mitsubishi, Omnitel, RADVISION and Telesoft, video algorithm protocols from Ezenia! and Real Networks, development source code from Cisco Systems, Hughes Software Systems, Ltd. and Philips Semiconductor, audio algorithms from Lucent Technologies, Nortel Networks and Texas Instruments, communication software from DataBeam and Windows software from Microsoft. These third-party software licenses may not continue to be available to us on commercially reasonable terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business and results of operations.

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

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, quarantines or other restrictions associated with a recurrence of SARS, or other similar events, national catastrophe, such as the terrorist attacks which occurred on September 11, 2001, war, ongoing Iraqi disturbances, an attack on Israel and other events beyond our control. We do not have a fully implemented detailed disaster recovery plan. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

Our cash flow could fluctuate due to the potential difficulty of collecting our receivables.

Over the past few years, we initiated significant investments in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our net revenues, as happened from 1999 through 2002, accounts receivable balances will likely increase as compared to previous years. Additionally, sales in the network systems and video communications industries typically have longer payment periods as compared to the voice communications market. Therefore, if network systems and video products constitute a greater percentage of net revenues, accounts receivable balances will likely increase. These increases would cause our days sales outstanding to increase as compared to prior years and will negatively affect future cash flows. Although, from time to time, we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepaid discounts, these additional incentives have lowered our profitability. Given the continued global economic uncertainty and downturn in technology spending, many companies are opting to not take advantage of our incentives and instead preserve their liquidity. In addition, the economic uncertainty and continued downturn in technology spending in the United States may restrict the availability of capital which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, which occurred with Global Crossing, WorldCom and MCSi. Either of these conditions would harm our cash flow and days sales outstanding performance. Although in recent quarters our experience in collecting receivables has been good and we expect this trend to continue, there can be no assurance that it will continue. Over the past several quarters, our days sales outstanding (DSO) metrics have improved to record levels. There is no assurance that the current level of DSO will be maintained and in all likelihood DSO metrics will go up as revenues increase or as a result of fluctuations in revenue linearity.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and bank borrowings. We do not use derivative financial instruments in our investment portfolio which only includes highly liquid, high quality instruments, with the exception of the $0.2 million invested in equity securities of publicly traded companies. We may occasionally use forward contracts as a hedge against currency exchange rate fluctuations which may affect the value of trade receivables billed in currencies other than the United States dollar. As of September 30, 2003, there were no open foreign currency hedging contracts.

The estimated fair value of our cash and cash equivalents approximates the principal amounts based on the short maturities of these financial instruments. Short-term and long-term investments consist of U.S., state and municipal government obligations and foreign and domestic public corporate debt and equity securities, of which a total of $0.2 million was strategically invested in certain equity securities of publicly traded companies at September 30, 2003. These strategic investments in publicly traded companies are subject to market price fluctuations which are primarily influenced by changes in interest rates and credit quality and are marked to market each period through the consolidated statement of operations. If we sell our short-term or long-term investments prior to their maturity, we may incur a charge to operations in the period the sale takes place. For the three and nine months ended September 30, 2003, we realized less than $0.1 million in gains and $0.1 million in losses, respectively, related to the sale or write-down of our strategic investments in certain equity securities of publicly traded companies, which is reflected in “Loss on strategic investments” in the consolidated statements of operations.

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents and investments in equity securities of publicly traded companies, held at September 30, 2003 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$131,946	$131,507	$131,068	$130,629	$130,190
Corporate debt securities	246,260	245,441	244,622	243,803	242,984

Total	$378,206	$376,948	$375,690	$374,432	$373,174

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$131,507	$131,287	$131,068	$130,849	$130,629
Corporate debt securities	245,441	245,032	244,622	244,213	243,803

Total	$376,948	$376,319	$375,690	$375,062	$374,432

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

In connection with the acquisition of PictureTel completed in October 2001, we assumed PictureTel’s existing hedging program to hedge intercompany receivables between PictureTel and its foreign subsidiaries. Two forward contracts were entered during the month of December 2001 for $1.7 million and matured during the first quarter of 2002 and did not have a material effect on our consolidated financial position, results of operations and cash flows. There were no forward contracts outstanding as of September 30, 2003.

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

Item 2. CHANGES IN SECURITIES

Not Applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Item	5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

Exhibit No.		Description

10.1	*	Form of Severance Agreement between the Registrant and Robert C. Hagerty.

10.2	*	Summary of Arrangement between the Registrant and its Senior Executive Officers.

31.1		Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications pursuant to U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K:

On July 17, 2003, we filed a Current report on Form 8-K dated July 17, 2003 with the Securities and Exchange Commission to furnish our press release reporting our results for the three months ended March 31, 2003. In accordance with SEC Release No. 33-8216, this information, intended to be furnished under “Item 12. Results of Operations and Financial Condition,” was instead furnished under “Item 9. Regulation FD Disclosure.”

We filed no other Reports on Form 8-K during the quarter ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 1, 2003	POLYCOM, INC.

/s/ ROBERT C. HAGERTY
Robert C. Hagerty President and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL R. KOUREY
Michael R. Kourey Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)

/s/ KATHLEEN M. CRUSCO
Kathleen M. Crusco Vice President and Worldwide Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.1	*	Form of Severance Agreement between the Registrant and Robert C. Hagerty.

10.2	*	Summary of Arrangement between the Registrant and its Senior Executive Officers.

31.1		Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.