Form 10-K
period 2003-12-31
POLYCOM INC
filed 2004-03-09
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-27978

POLYCOM, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3128324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4750 Willow Road, Pleasanton, California	94588
(Address of principal executive offices)	(Zip Code)

(925) 924-6000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0005 par value, per share

Preferred Share Rights (currently attached to and trading only with Common Stock)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

As of June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 98,711,312 shares of the Registrant’s common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant, based on the closing sale price of such shares on the Nasdaq National Market on June 30, 2003, was approximately $1,365,963,818. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

99,747,187 shares of the Registrant’s Common Stock were outstanding as of February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the fiscal year covered by this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Other Factors Affecting Future Operations,” and elsewhere in this Annual Report on Form 10-K, and in the documents incorporated by reference in this Annual Report on Form 10-K, constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Annual Report on Form 10-K involve known and unknown risks, uncertainties and situations, including those disclosed in “Other Factors Affecting Future Operations” in this Annual Report on Form 10-K, that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

PART 1

ITEM 1. BUSINESS

GENERAL

We develop, manufacture, market and service a comprehensive line of high-quality, easy-to-use video, voice, data and web conferencing collaboration solutions. We provide an end-to-end solution that includes enterprise video and voice communications end-points, network infrastructure, management products, product maintenance and other professional services. Our enterprise video and voice communications products enable businesses and other organizations to easily communicate with employees, customers, and partners, regardless of location. Our network infrastructure and management products include bridges, network management software and call processing servers that enable communications across and between different types of networks and end-points. The breadth of our product offering enables us to provide our customers with a comprehensive, end-to-end communications solution, which spans the desktop, meeting room and enterprise or service provider network.

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

Our business operates in two segments, Communications and Network Systems. Our Communications segment includes videoconferencing collaboration products, voice communications products, and a wide range of service and support offerings to our resellers and directly to some end-user customers. Our Network Systems segment includes our MGC series of media servers, PathNavigator call processing server, WebOffice webconferencing software application, network management and scheduling software and portfolio of professional and maintenance services. In addition, we acquired Voyant Technologies, Inc. in January 2004. Voyant’s audio bridging product will be included in our Network Systems segment in 2004. See Recent Developments below. See Note 17 of Notes to Consolidated Financial Statements for further information on our segments, including a summary of our segment net revenues, segment contribution margin, segment inventory and revenue by geography. A discussion of factors potentially affecting our operations is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Factors Affecting Future Operations,” in Item 7.

In January 2003, we sold to Verilink Corporation (Verilink) certain fixed assets and intellectual property rights relating to our network access product line, including Polycom’s line of NetEngine integrated devices, for a total of up to $3.0 million in cash, of which (i) $1.0 million was paid to us at closing, (ii) $0.25 million was paid to us on the first anniversary of the closing, in January 2004, and (iii) up to $1.75 million will be paid to Polycom quarterly based on ten percent of Verilink’s revenues related to the sale of NetEngine products, of which Verilink paid $0.4 million in 2003. Our consolidated financial statements reflect our network access product line as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, or SFAS 144. The results of operations of our network access product line have been classified as discontinued, and prior periods have been reclassified, including the reallocation of general overhead charges to our two remaining reporting segments. Unless otherwise indicated, the following discussion relates to our continuing operations.

We have established partnerships with leading communications and technology firms to assist us in developing, marketing, distributing and manufacturing our products. For example, we have agreements with Alcatel, Cisco Systems and 3Com to develop and market voice-over-IP, or VoIP, communications products. We have formed other strategic relationships with leading companies such as Avaya to jointly develop IP telephony-enabled video solutions and for Avaya to sell and service other Polycom products globally. We sell our products through a broad network of channel partners, including leading communications service providers, value-added resellers, distributors and retailers. In late 2002 and 2003, we implemented changes to our channel partner contracts and changes to our channel partner strategy, mainly in North America, which resulted in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with more direct interaction between us and our end-user customers. In 2004, we plan to expand this channel partner strategy globally which we expect will result in a smaller number of international partners, a change in the mix of our international channel partners and a shift to a model with more direct interaction between us and our end-user customers. We manufacture our products through a low-cost, outsourced model optimized for quality, reliability and fulfillment agility.

We were incorporated in December 1990 in Delaware. Our principal executive offices are located at 4750 Willow Road, Pleasanton, California 94588, and our telephone number at this location is (925) 924-6000. Our Internet Website address is www.polycom.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our Internet website under “Investor Relations—Financial and SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC. Information on our website does not constitute a part of this Annual Report on Form 10-K. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding us that we file electronically with the SEC.

Polycom and the Polycom logo are registered trademarks of Polycom, Inc. This Annual Report on Form 10-K also includes other trade names, trademarks and service marks of ours and of other companies.

MARKETS AND PRODUCTS

Communications Segment

Video Communications

Government and enterprise entities are increasingly seeking technologies to facilitate more natural and effective one-on-one and group communications among people separated by distance. Several trends are driving the need for improved collaboration, including the following:

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

Video communication is rapidly emerging as a preferred method of collaboration among individuals separated by distance. However, the ability to conduct successful video communication in the past has been hindered by low bandwidth connections and equipment that was difficult to use, unreliable, expensive or otherwise ineffective. With the increasing availability of broadband services, enterprise migration to IP networks and advances in video communications technology, many enterprises and government entities are now seeking communications equipment capable of utilizing available bandwidth to enable real-time and on-demand video communications.

We offer a family of videoconferencing collaboration products that facilitate high-quality video communications. Our ViewStation product family and our recently announced VSX 7000 comprise a line of high-performance, cost-effective and easy-to-use group videoconferencing systems. Our iPower products utilize a PC-based architecture, optimized for intensive collaboration in conjunction with videoconferencing. Our ViaVideo II desktop video communications appliance integrates a multimedia processor, camera and our patented full-duplex Acoustic Clarity Technology for two-way video, voice and data transmission in a single, low-cost device. Our Visual Concert family of peripherals allows users of our ViewStation and VSX 7000 products to more easily incorporate data, documents and audiovisual effects into their videoconferencing sessions. All of our video communications products are compatible with international standards and are in use in more than 30 countries.

To assist our end-user customers in implementing and managing their video communications applications on a global basis, we offer a portfolio of additional professional and maintenance services. Our training program provides our resellers and end-user customers with educational services to ensure effective operation of our products. For the ongoing support of our end-user customers’ video communication systems, we provide maintenance services, including telephone support, parts exchange, on-site assistance and direct access to our support engineers for real-time troubleshooting of our products. Our services are sold both directly to end-user customers and through our resellers.

Video Communications Products	Key Features		Typical US List Price
Polycom Executive	•	High performance video system	$49,999-$77,999
Collection	•	Integrated high fidelity audio
	•	Premium plasma displays

iPower Series	•	Multi-purpose videoconferencing and collaborations	$15,499-$19,999
	•	H.264 advanced video compression for highest quality video at lower call data rates
	•	High-quality, enhanced video delivered at 30 frames per second and up to 60 fields, and Siren™ 14 CD-like audio
	•	Embedded Intel-based PC capable of running stand-alone PC applications (such as MS Office, Web access, database access)
	•	IP and ISDN connectivity
	•	Up to 4-site multipoint capability (IP); optional 12-site multipoint capability (IP)

ViewStation Series	•	High-quality, enhanced video and voice delivered at 30 frames per second and up to 60 fields per second	$3,999-$16,499
	•	Easy to use graphical interface and hand-held remote control
	•	Embedded Web functionality and data sharing
	•	IP and ISDN connectivity
	•	Up to 4-site multipoint capability with cascading (IP, ISDN and mixed)

VSX 7000	•	High-quality, enhanced video and voice delivered at 30 frames per second and up to 60 fields per second, and Siren™ 14 CD-like audio	$5,999
	•	Easy to use graphical interface and hand-held remote control
	•	Embedded Web functionality and data sharing
	•	IP and ISDN connectivity
	•	Up to 4-site multipoint capability with cascading (IP, ISDN and mixed)
	•	H.264 advanced video compression for highest quality video at lower call data rates

Visual Concert Series	•	Visual Concert video peripherals used to incorporate live PC data, documents and visual effects into a videoconferencing session	$1,499
	•	Dynamic dual stream capability, People + Content, allows user to present content while maintaining face-to-face contact

ViaVideo II	•	Business-quality video communications appliance for the desktop personal computer	$599
	•	Full motion video delivered at up to 30 frames per second and 512k bps
	•	Easy integration with existing IP networks

Voice Communications

From desktop to large integrated auditorium systems, or from analog to digital to IP networks with multiple protocols, our voice communications products enhance business communications. A majority of Polycom’s voice products feature our patented Acoustic Clarity Technology which allows simultaneous conversations (full duplex) and minimizes background noise, echoes, word clipping and distortion. In 2003, we introduced the SoundStation VTX 1000™, which automatically adapts to each meeting environment, providing high fidelity voice quality for all participants whether they are 2-feet or 20-feet away from the microphone. This wideband conference phone delivers twice the bandwidth of a normal telephone over an ordinary telephone line for life-like sound quality.

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

The convergence of voice and data networks is allowing VoIP telephony systems to address many needs of today’s enterprises, including reducing costs, new productivity enhancing applications, simplifying network management and converging voice and data networks. VoIP telephony systems enable corporations to distribute a single network across multiple offices or remote locations, and reduce the cost of managing communications networks by allowing remote modification. These converged systems also provide a platform for enterprises to rapidly build applications to meet specific business demands. In response to these trends, we have utilized our expertise in acoustic technology to offer our SoundStation IP and SoundPoint IP products for applications in the conference room and on the desktop for IP technology solutions. We have established relationships with Avaya, Broadsoft, Cisco Systems, Interactive Intelligence, 3Com, Shoreline Communications, Sphere Communications, Sylantro and Vocal Data to collaborate in the development, marketing and distribution of our VoIP conferencing and handset products.

To assist our end-user customers in implementing and managing their voice communication products, we offer a portfolio of additional professional and maintenance services. For the ongoing support of our end-user customers’ voice systems, we provide maintenance services, including telephone support, parts exchange, on-site assistance and direct access to our support engineers for real-time troubleshooting of our products. Our services are sold both directly to end-user customers and through our resellers.

Voice Communication Products	Key Features		Typical US List Price
Vortex EF 2241 Vortex EF 2280	•	Multi-channel acoustic echo and noise cancellation for installed conferencing applications	$3,995-$4,615
	•	Built in “phone add” to bring telephone calls into the conference room, depending on model
	•	Integrated, automatic mixing of up to 8 microphones and 4 auxiliary audio sources, depending on model

Vortex EF 2210 Vortex EF 2211	•	Single channel acoustic echo and noise cancellation for installed conferencing applications	$1,995-$2,695

SoundStation VTX 1000	•	Simultaneous natural conversation Extensive room coverage	$1,499-$1,799
	•	Download new software remotely through the telephone line
	•	Independent input and output, Bass/Treble controls and internal microphone and speaker control for configuration flexibility
	•	Wideband high-fidelity audio

SoundStation Premier and SoundStation Premier EX	•	All the features of the SoundStation	$999-$1,599
	•	High-fidelity speaker for larger rooms
	•	Intelligent microphones that track the person speaking
	•	Active noise reduction and automatic gain control to remove background noise from PC’s, projectors and HVAC systems
	•	Direct connectivity with digital PBX protocols

SoundStation and SoundStation EX	•	High-quality voice conferencing speakerphone	$499-$1,099
	•	Full duplex and echo cancellation capabilities that facilitate natural conversations without clipping or distortion
	•	Optional extended microphones for additional room coverage

SoundStation IP	•	VoIP-enabled version of the SoundStation	$999
	•	Supports multiple IP protocols
	•	Graphical LCD display for ease-of-use

SoundPoint IP	•	Full-featured, standards based Voice over IP desktop telephone, with professional full duplex hands free communication and handset capabilities	$259-$435
	•	Supports multiple IP protocols
	•	High resolution graphical LCD display for applications and ease of use

VoiceStation 100	•	High-quality voice conferencing product for smaller offices	$299

SoundPoint Pro	•	Integrated, high-quality speakerphone with handset feature	$199-$299
	•	Multi-functional handset, with professional hands free communication capabilities

Network Systems Segment

As enterprises, educational institutions, government agencies and other organizations look to provide video and voice applications to their employees and communicate with individuals outside their organizations, they face the challenge of interconnecting various network types, network protocols, transmission speeds and end-points in a secure, reliable and high quality environment. These customers require network systems designed to resolve these complex interoperability, multipoint connectivity and security issues. The service provider market will become increasingly important to our business as end-user customers use service providers to solve these complex problems. Today, service providers provide voice and video services to a growing number of users and with the acquisition of Voyant we have acquired large service providers as customers. Network systems must also ensure a consistent level of high quality service by intelligently matching end-user applications to available network resources. Further, network systems must satisfy end-users who demand video, voice, data and web communications sessions that are easy to establish and manage.

Our network systems products provide a broad range of video, voice, data and web communication capabilities to businesses, telecommunications service providers, and government and educational institutions. Our MGC-25, MGC-50 and MGC-100 media servers provide seamless network connectivity across packet-based broadband networks and traditional circuit-switched networks for both video and voice multipoint conferencing. The advanced transcoding capabilities of our MGC systems enable reliable and optimal communication among end-points with different video, voice and data parameters and bandwidth capabilities. In addition, the MGC products combine fully featured voice conferencing and fully featured video conferencing on the same platform supported by a common management system. In addition, we acquired Voyant Technologies, Inc. in January 2004. Voyant’s audio bridging product will be included in our Network Systems segment in 2004. See Recent Developments below.

Our line of network systems products also includes a suite of software products that enable the easy integration and management of the network and endpoints and allows for easy web collaboration. PathNavigator offers powerful network management capabilities that simplify the use of enterprise video throughout a converged network, ensures reliability and security and effectively manages network bandwidth. The Polycom Global Management System is a web-based system management software solution for IT professionals to manage their enterprise-wide video communications network. Global Management System has the ability to manage the iPower products in addition to the ViewStation, VSX 7000, ViaVideo II, PathNavigator, WebCommander and any third-party video communication products with an embedded web server. The Polycom Conference Suite, or PCS schedules conferences by providing users with the ability to invite guests, book rooms, and select necessary equipment, all from within Microsoft Outlook or through a Web interface. PCS also allows IT professionals to proactively monitor, control, track, and adjust the network by utilizing an easy-to-use graphical web interface, as needed, from any location. It also gives administrators the ability to control conference room equipment at a remote location. WebOffice Conferencing Portal provides a web-based virtual office, enabling users to conduct online meetings, or share documents, applications or desktops in a secure, interactive environment on an ad-hoc or scheduled basis. WebOffice users can also conduct instant message sessions with colleagues and launch voice and video conferencing from their WebOffice interface.

To assist our end-user customers in implementing and managing their network systems products, we offer a portfolio of additional professional and maintenance services. For the ongoing support of our end-user customers’ network systems, we provide maintenance services, including telephone support, parts exchange, on-site assistance and direct access to our support engineers for real-time troubleshooting of our products. Our services are sold both directly to end-user customers and through our resellers.

Network Systems Products	Key Features		Typical US List Price
MGC-50 and MGC-100	•	Multipoint control units for service providers, enterprises, education and government institutions and workgroups	$63,000-$525,500
	•	Voice, video and data conferencing bridge
	•	Embedded multi-network, multi-protocol gateway
	•	Supports multiple standards for video, voice and data
	•	Supports end-points at up to 2 Mbps and can connect up to 650 sites for 325 simultaneous sessions
	•	Interfaces with 10/100 Ethernet, E-1 or T-1 lines

MGC-25	•	Supports IP and ISDN video conferencing, video gateway applications, PSTN and IP voice conferencing as well as Polycom’s new unified conferencing	$22,000-$79,950
	•	Supports Polycom Office™ features such as H.264, People + Content, Pro-Motion Video, and Siren 14™ wideband audio

Polycom Conference Suite	•	Schedule conferences, rooms and resources through Microsoft Outlook™ or a Web browser interface	$2,199-$324,999
	•	Manage third party conferencing equipment
	•	Reduce conferencing deployment costs through management

Global Management System	•	Real-time, Web-based monitoring and management of video equipment enables cost-effective support for IT managers	$249-$49,999
	•	Centralized address book server application provides easy access for users

PathNavigator	•	Advanced Gatekeeper for IP and ISDN video calls	$1,249-$49,999
	•	Intelligent routing engine, greatly simplifying how a call is processed through a conferencing network
	•	Polycom OneDial™ makes video calls easier for end-users

WebOffice	•	Web-based collaborative virtual office software with browser interface	$200 per user
	•	Enables anytime, online meetings or application sharing in a secure environment
	•	Allows users to instantly start point-to-point or multipoint audio or video calls directly from an Instant Message interface.
	•	Allows users to Instant Message with colleagues from their virtual office

COMPETITION

We face significant competition for the products in our Communications segment, which is subject to rapid technological change. In video communications, our major competitors include Tandberg and a number of other companies including Aethra, ClearOne Communications, Huawei, NEC, Panasonic, Philips, Sony, VCON and VTEL, as well as various smaller or new industry entrants. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. We believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as 3Com, Cisco Systems, Hewlett-Packard, Dell, Microsoft, Nortel Networks, RealNetworks and WebEx, that enable web-based or network-based video and collaboration communications. The market for voice communications equipment, including voice conferencing and desktop equipment, is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. In voice communications, our major competitors include Aethra, ClearOne Communications, Konftel, Mitel, Soundgear and other companies that offer lower cost, full-duplex speakerphones. In the VoIP desktop space, there are several low cost manufacturers in Asia and Europe that are emerging. In addition, there are notable PBX and IP Call Manager manufacturers that compete in the standards based IP space including Cisco, Mitel and Siemens. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that cost less than our voice communications products. Our Network Systems segment has significant competition from RADVISION, and a number of other companies, including Avaya, Cisco Systems, First Virtual, Huawei and Tandberg. For a discussion of risks potentially affecting our operations, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including “Other Factors Affecting Future Operations”, in particular risks related to “If we fail to compete successfully, our business and results of operations would be significantly harmed” and “We face risks related to our dependence on channel partners to sell our products”.

TECHNOLOGY

We intend to continue to invest in and leverage our core technologies to develop, enhance and market our Communications and Network Systems segment’s, products and product enhancements. Our core technologies include the following:

Video System Architectures. With the introduction of the VSX 7000 we have introduced an array of major architectural innovations in our video conferencing products. The VSX 7000 incorporates a versatile and powerful software and hardware platform that will enable fast development of innovative new features and improvements. We also continue to build on the advantages of our flexible iPower, ViaVideo II and ViewStation system architectures, which allow for a complete spectrum of video communication products ranging from high-end large room systems to single-user appliances.

Enhanced Wideband Audio. Because of the critical role speech plays in remote communications on all media, we have made significant investments in the development of key audio technologies to provide improved fidelity in conferencing and point-to-point environments. We currently provide wideband audio, using our industry-developed standard, G.722.1, in our voice, video and MGC products. Most recently, our continued investment in audio technology has yielded key elements of our new VTX technology, which makes wideband audio available over the telephone network.

IP Protocols and Telephony. We continue to invest heavily in the technologies that enable IP communications and telephony. The multiple protocols, such as Session Initiation Protocol, or SIP, Media Gateway Control Protocol, or MGCP, and H.323, applications, feature sets, and environments of IP telephony all require significant attention and innovative new solutions to operate flawlessly with a communications link that is fundamentally different from the traditional analog telephone line. Commonly experienced IP issues such as lost data, erratic transmission times, incompatible compression algorithms, and unreliable connections each require explicit attention to produce a speech channel with smooth, reliable operation.

Multimedia Bridging. By developing new architectures, algorithms and techniques, we are extending our base of bridging products. Our focus on a strong basic architecture continues to reap rewards in configuration flexibility, product function, cost, and the applicability of design elements in multiple products and environments.

Web Collaboration Technology. Application of numerous proprietary, enabling technologies is resulting in increased capabilities for our web-enabled collaboration products. Coupling a user-friendly interface with a tool set for exchange of visual images in multiple environments such as web collaboration and application sharing, this technology provides a versatile and growing set of features for the multimedia conferencing market.

Industry Standards Leadership. We continue our role in industry leadership in numerous standards activities. Our technical expertise and management contributions are exemplary in our roles as editor, contributor and other capacities in world and regional standards committees. These include ITU-T Study Group 16, Internet Engineering Task Force, International Multimedia Telecommunications Consortium and Telecommunications Industry Association, and also cover emerging technology areas such as media coding, communications protocols, endpoint requirements, and industry interoperation. Among our activities, we have been instrumental in the development of the H.264 next-generation video compression standard and the G.722.1 audio compression standard, the VTX wideband audio-over POTS protocol, and also continue to work on new advancements in many fields, including Session Initiation Protocol, or SIP, which is a signaling protocol for Internet video and voice conferencing, telephony, presence, events notification and instant messaging.

Digital Acoustic Processing. We have been enhancing and developing our advanced acoustic processing technologies since the 1992 introduction of the industry-defining SoundStation voice conferencing system. Building on this legacy, we are developing a new breed of advanced generation full-duplex audio algorithms. As most recently demonstrated in the SoundStation VTX1000, these continuing investments are resulting in improvements in naturalness, range, sensitivity and trouble-free usability. We are also developing robust algorithms and techniques to improve our media performance in a broad range of room environments. These extend from the local, personal environment of the desktop, through the medium-sized conference rooms that are commonly used in the tabletop conference terminals, to the large versatile spaces that are often best served by integrated room audio systems and more sophisticated control mechanisms.

Conferencing Integration and Management. As systems become more capable and complex, the need for enhanced tools to manage multiple endpoints and sessions becomes more keenly felt. We are continuing our investment in a new generation of integrated system management tools that increase the security, reliability, and ease of operation of the elements of its systems. Our Global Management System, or GMS, is a versatile client/server system for meeting and device coordination and management via integrated network control. This improves the reliability and accessibility of network systems and helps assure completeness and uniformity among users, which is especially useful to corporate users and IT organizations. InstantDesigner, PathNavigator, the Polycom Network Aware Scheduler and the Video Network Manager are further examples of our continuing commitment to this critical need.

SALES AND DISTRIBUTION

We market and sell our products through a broad worldwide network of channel partners, which includes leading communications service providers, value-added resellers, distributors and retailers. Our channel partners include Avaya, Cisco, Daito Electronics, Digital China Technology, Cornet, France Telecom, GBH, Genedis, Hitachi Densen Shoji Ltd, Imago Micro, Ingram Micro, IVCI, Inc., Jenne, Nanjing Postel, Princeton, Review Video, SBC, SKC Communications, Sprint, T2 Supply, Tech Data, Verizon and Wire One Technologies. Many of these resellers sell a variety of communication products and/or services and, with our products, offer a complete product portfolio. We believe that it is important to maintain a close working relationship with these customers in order to meet their demands for sales and support on a multinational basis. We plan to continue to focus on the federal, state and local government opportunities working with new and existing channel partners. To complement our sales efforts, we advertise in trade and general business print media, participate in a wide array of trade shows and public relations activities and lease sales offices in strategic metropolitan areas on a worldwide basis.

        In late 2002 and 2003, we began to implement a new direct-touch strategy in concert with a realignment of our channel partner strategy. This strategy enables us to have more direct interaction with our end-user customers. This strategy shift includes channel certifications for certain network systems and video products that we believe will yield a higher level of end-user customer satisfaction. As part of this new channel partner strategy and a result of the recent economic downturn, the channel inventory model has changed to reduce channel inventories at those channel partners that stock product and to move some channel partners to a drop shipment method for their end-user customers as opposed to having these partners carry inventory. We believe this inventory model improvement, along with our increased staff of direct-touch sales force that sells hand-in-hand with our channel partners, enables us to better sell the benefits of our end-to-end video, voice, data, and web collaboration solutions. In addition, in 2003 we made significant changes in sales management and the sales organization, including adding a new manager to lead government sales and the promotion of one individual to the role of general manager of Asia Pacific. This change in sales management has resulted in changes to our channel partner contracts in North America which in turn has led to a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with even more direct interaction between us and our end-user customers. These new contracts have, and could continue to, upset some of our channel partners to the extent that some of our channel partners have added, and more could add, competitive products to their portfolios or shift more emphasis to selling our competitor’s products. We are planning to implement new channel partner contracts in Europe, Asia and Latin America in 2004, which may result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with even more direct interaction between us and our end-user customers in those regions and may cause the same channel upset we have already experienced in North America. These changes may cause additional disruptions in our channels and negatively impact revenue growth in the near term.

We typically ship products within a short time after we receive an order and, therefore, backlog has not been a good indicator of future net revenues. Net revenues for any particular quarter are difficult to predict with any degree of certainty. As of December 31, 2003, we did end the quarter with $22.7 million of order backlog as compared to $3.5 million at December 31, 2002, principally as a result of our new channel strategy, the establishment of product lead times to maximize our inventory efficiency and our focus on operational efficiencies in the logistics area. For factors affecting our ability to maintain this level of backlog please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including “Other Factors Affecting Future Operations”, in particular risks related to “Because a disproportionate amount of our sales occur at the end of a quarter, our operating results are unpredictable”.

We have historically focused our sales efforts in regions of the world where we believe customers have begun to invest significantly in conferencing equipment and services. These regions currently include North America, Europe, Asia Pacific and the Caribbean and Latin America. See Note 17 of Notes to Consolidated Financial Statements for selected financial information by geography. The principal international resellers of our products currently include Adcom, Advance Networks, Daito Electronics, Digital China Technology, France Telecom, Genedis, Giro, Hitachi Densen Shoji Ltd, Imago Micro, Latin Telecom, Nanjing Postel, Princeton and Unitronics.

We have established product distribution centers in the European and Asian markets in order to better serve our international customers, which have increased the costs associated with our international operations. For risks associated with our international sales please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including “Other Factors Affecting Future Operations”, in particular risks related to “We face risks related to our international operations and sales”.

A majority of our revenues are from value-added resellers, distributors, service providers and retailers. No customer accounted for more than 10% of our total net revenues or Communication segment revenues in 2003, 2002 or 2001. In 2003 and 2002, our Network Systems segment had two channel partners that, together, represented approximately 21% and 20%, respectively, of Network Systems segment revenues. We believe it is unlikely that the loss of one or both of these channel partners would have a material adverse affect on the net revenues of this segment as we believe end-users would likely purchase our network systems products from a different channel partner. For risks associated with our ability to generate revenues in the future, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including “Other Factors Affecting Future Operations”, in particular risks related to “General economic conditions may reduce our revenues and harm our business”, “We face risk related to our dependence on channel partners to sell our products”, “We experience seasonal fluctuations in our revenues” and “If we fail to compete successfully, our business and results of operations would be significantly harmed”.

CUSTOMER SERVICE AND SUPPORT

We believe that service and support are critical components of customer satisfaction. Although our resellers maintain and provide technical support to their end-user customers, we provide a wide range of service and support offerings to our resellers and directly to some end-user customers. Service revenues for voice, non-iPower video and network systems products are recorded in product revenues for Voice, Video and Network Systems. iPower revenue has historically been reported separately. See Note 17 to Notes to Consolidated Financial Statements.

We provide warranty support for all of our products. The warranty period is generally one to three years for hardware products and ninety days for software media and repaired parts. In addition to warranty, we provide other service offerings. These offerings include consulting, education, project management and traditional maintenance services. Consulting services consist of planning and needs analysis for end-users; design services, such as room design and custom solutions, providing customized videoconferencing solutions to meet each end-user’s unique requirements; and project management, installation and training which provide end-users with effective implementation of videoconferencing systems. All services are sold both directly to end-user customers and through our resellers. Service programs for local and international resellers range from reselling our service offerings to providing back-end support for servicing end-users. All maintenance services are delivered on a worldwide basis from several integrated support centers located in the United States, United Kingdom, Australia, Singapore and Japan. Spare parts are stocked around the world to meet response time commitments to customers and resellers. We utilize direct field service staff as well as resellers and third-party service providers to perform installation and on-site repairs. We deliver all other services through a combination of in-house personnel as well as outside contractors. In addition, a technical service center hotline provides a full range of telephone support to our resellers and to end-user customers and we offer electronic support via the World Wide Web. We maintain contracts with a number of different vendors throughout the world to provide certain services, including front line technical telephone support in North America, on-site field support and logistics.

RESEARCH AND DEVELOPMENT

We believe that our future success depends in part on our ability to continue to enhance existing products and to develop new products that maintain technological competitiveness. Our current development efforts focus principally on our Communications and Network Systems product families. We intend to expand upon these product platforms through the development of software options, upgrades and future product generations. In addition, we plan to allocate more of our resources to the integration of our products with those of other companies and on joint initiatives with our strategic partners. However, we cannot assure you that these products will be made commercially available as expected or otherwise on a timely and cost-effective basis or that, if introduced, these products will achieve market acceptance. Furthermore, we cannot assure you that these products will not be rendered obsolete by changing technology or new product announcements by other companies.

Research and development expenses were approximately $72.6 million in 2003, $72.5 million in 2002 and $52.3 million in 2001. We believe that significant investments in research and development are required to remain competitive since technological competitiveness is key to our future success. We intend to continue to make substantial investments in product and technology development. We also intend to continue to participate in the development of various teleconferencing industry standards, which are or may be incorporated into our products. For risks surrounding our technology please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including “Other Factors Affecting Future Operations”, in particular risks related to “We face risks associated with our products and product development, including new product introductions and transitions”.

MANUFACTURING

We subcontract the manufacture of our voice and video product lines to Celestica, a third-party contract manufacturer. We use Celestica’s facilities in Thailand, China and Singapore. Further, our network systems products are manufactured in Israel, although we do have the capability to perform some testing and final assembly in Atlanta, Georgia. For risks associated with our manufacturing strategy please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including “Other Factors Affecting Future Operations”, in particular risks related to “We face risks related to our international operations and sales”, “We have limited supply sources for some key components of our products, and our operations could be harmed by supply interruptions, component defects or unavailability of these components”, “Manufacturing disruption or capacity constraints would harm our business” and “Business interruptions could adversely affect our operations”.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

While we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights, we believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. We currently have one hundred three United States patents issued covering our conferencing products. The expiration of these patents range from 2005 to 2020. In addition, we currently have two hundred foreign patents issued whose expirations range from 2005 to 2020. Further, we have eighty-six United States patents pending covering our conferencing and our network systems products and ninety-eight foreign patent applications pending. Polycom, Polyspan, SoundStation Premier, ShowStation, SoundPoint, SoundStation, ViewStation, Polycom logos and others are registered trademarks of Polycom, and, WebStation, MeetingSite, ViaVideo, iPower, VoiceStation, SoundStation Premier Satellite, iPriority, Clarity by Polycom, SoundStation product configuration and others are trademarks of Polycom in the U.S. and various countries. According to federal and state law, Polycom’s trademark protection will continue for as long as we continue to use our trademarks in connection with the products and services of Polycom. For risks associated with our intellectual property and other proprietary rights please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including “Other Factors Affecting Future Operations”, in particular risks related to “If we have insufficient proprietary rights or if we fail to protect these rights we have, our business would be materially impaired”. Also see Item 3. Legal Proceedings for a description of our current legal proceedings.

We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, EBSNet, Mitsubishi, Omnitel, RADVISION and Telesoft, video algorithm protocols from Ezenia! and Real Networks, development source code from Avaya, Cisco Systems, Hughes Software Systems, Ltd. and Philips Semiconductor, audio algorithms from Lucent Technologies, Nortel Networks and Texas Instruments, communication software from DataBeam and Windows software from Microsoft. These third-party software licenses may not continue to be available to us on commercially reasonable terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business and results of operations.

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

EMPLOYEES

As of December 31, 2003, we employed a total of 1,183 persons, including 471 in sales, marketing and customer support, 415 in product development, 134 in manufacturing and 163 in finance and administration. Of these, 431 were outside of North America. We have experienced no work stoppages and believe our relationship with our employees is good.

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

RECENT DEVELOPMENTS

On January 5, 2004, we completed our acquisition of Voyant Technologies, Inc., a Delaware corporation, or Voyant pursuant to the terms of an Agreement and Plan of Merger, or Merger Agreement, dated as of November 21, 2003. Voyant designs and delivers group voice communication solutions. Pursuant to the Merger Agreement, Voyant shareholders received $109.3 million in cash. Approximately $12.9 million of the cash was placed into escrow to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties covered in the Merger Agreement or certain other events. Voyant shareholders may receive an additional $35 million of consideration over a two-year period, payable in cash or, at our option, to certain stockholders in Polycom stock, based on the achievement of certain financial milestones relating to the sale of Voyant products. In addition, upon completion of the merger, options to acquire shares of Voyant common stock outstanding under the terms of the Voyant stock plans were assumed and converted into approximately 1.3 million options to acquire shares of Polycom common stock. If additional consideration is earned and we choose to issue shares of Polycom stock to certain stockholders of Voyant in lieu of cash, the shares of our common stock issued pursuant to the merger will not be registered under the Securities Act of 1933, as amended, or the Securities Act, in reliance upon the exemption provided by Section 4(2) under the Securities Act. Voyant will be reported as part of our Network Systems segment.

ITEM 2. PROPERTIES

We are currently headquartered in an approximately 50,000 square foot leased facility in Pleasanton, California. This facility accommodates our executive and administrative operations. Our facility in Milpitas, California houses research and development, manufacturing, marketing, sales and customer support operations for our voice communications business. This leased facility is approximately 102,000 square feet.

The majority of our video communications and service operations are located in an approximately 321,000 square foot leased facility in Andover, Massachusetts and an approximately 64,000 square foot leased facility in Austin, Texas. Our network systems operations occupy approximately 40,000 square feet in Petach Tikva, Israel and 32,000 square feet in Atlanta, Georgia, which is also shared with our installed voice business. Also, we recently acquired leases in an 83,600 square foot facility located in Westminster, Colorado and a 55,765 foot facility in Nashua, New Hampshire in conjunction with our acquisition of Voyant. In addition, we lease space in North Vancouver, Canada for our VoIP development operation and in Burlington, Massachusetts for our advanced voice development operations. See Note 12 of Notes to Consolidated Financial Statements.

The Andover, Massachusetts lease was amended in November 2003. The original term of this lease, which ended in 2014, was amended to allow us to exit approximately one-third of the space in this facility (which is currently unoccupied) in November 2006 for a cash payment of $5.0 million, to exit an additional approximately one-third of the space (which is currently unoccupied) in this facility in November 2007 for an additional cash payment of $5.0 million, and to allow us the option of exiting the remaining one-third of this facility (which is currently occupied) in November 2008. The amendment also gives the landlord the right, until November 2008 to require us to exit the occupied space with six months notice. If we, either voluntarily or as required by the landlord, exit the occupied space, we will make a final $5.0 million payment to the landlord and we would begin to amortize our remaining leasehold improvements (net book value of $2.0 million at December 31, 2003) over six months. The lease agreement was also amended to allow the landlord to sublet the unoccupied space earlier than November 2006 and November 2007. If the landlord is successful in releasing us from our space earlier than the amendment provides, we would make the related cash payments noted above and, as regards to the currently unoccupied space only, additional cash payments pertaining to fifty percent of the cash savings related to us no longer having to pay rent and common area maintenance charges on that portion of the building.

We lease an approximately 55,000 square foot facility in Tracy, California for our North American and Latin American distribution center. Further, we utilize space at our manufacturing contractor in Thailand and our European distribution contractor in the United Kingdom and Netherlands to provide Asian and European distribution and repair centers.

Within the U.S., we lease office space, primarily for sales offices in various metropolitan locations, including: Atlanta, Georgia; Chicago, Illinois; Silver Spring, Maryland; New York, New York; Plano, Texas and Redmond, Washington. Outside of the U.S, we lease offices in several countries, including Australia, Canada, China, France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, Peru, Singapore, Spain and U.K. Our facilities are leased pursuant to agreements that expire beginning in December 2004 and extend out to 2014.

As a result of the acquisition of PictureTel completed in October 2001, we have identified redundant facilities that we intend to terminate or sublease or have terminated or subleased. For example, we have an approximately 152,000 square foot building which is fully subleased to a third party for which the sublease runs concurrent with our lease obligation. As a result, we are not currently showing a lease obligation related to this facility. See Note 5 of Notes to Consolidated Financial Statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages and positions as of February 29, 2004, are as follows:

Name	Age	Position(s)
Robert C. Hagerty*	52	Chairman of the Board of Directors, Chief Executive Officer and President
Michael R. Kourey*	44	Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Director
Sunil K. Bhalla	47	Senior Vice President and General Manager, Voice Communications
Pierre-Francois Catte	47	Senior Vice President, Corporate Operations
Kathleen M. Crusco	38	Vice President, Worldwide Controller
James E. Ellett	44	Senior Vice President and General Manager, Video Communications
Philip B. Keenan	41	Senior Vice President and General Manager, Network Systems
Kim Niederman	52	Senior Vice President, Worldwide Sales

*	Member of the Board of Directors.

Mr. Hagerty joined us in January 1997 as our President and Chief Operating Officer and as a member of our Board of Directors. In July 1998, Mr. Hagerty was named Chief Executive Officer. In March 2000, Mr. Hagerty was named Chairman of our Board of Directors. Prior to joining us, Mr. Hagerty served as President of Stylus Assets, Ltd., a developer of software and hardware products for fax, document management and Internet communications. He also held several key management positions with Logitech, Inc., including Operating Committee Member to the Office of the President, and Senior Vice President/General Manager of Logitech’s retail division and worldwide operations. In addition, Mr. Hagerty’s career history includes positions as Vice President, High Performance Products for Conner Peripherals, Director of Manufacturing Operations and General Manager for Signal Corporation, and Operations Manager for Digital Equipment Corporation. Mr. Hagerty holds a B.S. in Operations Research and Industrial Engineering from the University of Massachusetts, and an M.A. in Management from St. Mary’s College of California.

Mr. Kourey has been one of our directors since January 1999. Mr. Kourey has served as our Senior Vice President, Finance and Administration since January 1999 and as our Chief Financial Officer since January 1995. He also served as Vice President, Finance and Administration from January 1995 to January 1999, Vice President, Finance and Operations from July 1991 to January 1995 and serves as our Treasurer. Mr. Kourey currently serves as a member of the Board of Directors of WatchGuard Technologies, Inc. and 2Wire, Inc. and serves on the Advisory Board of the Business School at Santa Clara University. Prior to joining us, he was Vice President, Operations of Verilink Corporation. Mr. Kourey holds a B.S. in Managerial Economics from the University of California, Davis, and an M.B.A. from Santa Clara University.

Mr. Bhalla joined us in February 2000 as our Senior Vice President, Voice Communications. Before joining us, Mr. Bhalla served as Vice President and General Manager of Polaroid Corporation’s Internet Business and also served as Polaroid’s Vice President and General Manager, Worldwide Digital Imaging Business. Previously, Mr. Bhalla also held posts as Director of Strategic Marketing at Computervision Corporation, as well as senior management positions with Digital Equipment Corporation. Mr. Bhalla holds a M.S. in Mechanical/Systems Engineering and CAD/CAM from Lehigh University.

Mr. Catte joined us in November 2001 as our Senior Vice President, Corporate Operations. Prior to joining us, Mr. Catte worked at Hewlett-Packard Company, where he had been since 1980. He served as the Vice President and General Manager of Hewlett-Packard’s VeriFone Division from December 1997 to November 2001 and as General Manager of Hewlett-Packard’s CONVEX Division from March 1996 to December 1997. Prior to that, Mr. Catte held several positions within Hewlett-Packard, including General Manager, Systems Manufacturing and Delivery Operation, General Manager, Exeter Computer Manufacturing Operation and others. Mr. Catte holds an M.B.A in Finance from Ecole Superieure De Commerce de Lyon in France.

Ms. Crusco joined us in January 2002 as Vice President, Worldwide Controller. In August 2002, Ms. Crusco was appointed Principal Accounting Officer. Before joining us, Ms. Crusco was Vice President, Worldwide Controller at Documentum, Inc. from April 1999 to January 2002 and Director of Finance at Adaptec, Inc. from June 1997 to April 1999. Ms. Crusco also had various positions for over ten years at Price Waterhouse, LLP, including Senior Audit Manager. Ms. Crusco holds a B.S. in Accounting from California State University of Chico.

Mr. Ellett joined us in February 2003 as Senior Vice President and General Manager, Video Communications. Before joining us, Mr. Ellett served as Vice President and General Manager of the Client Business Unit of Advanced Micro Devices. Prior to Advanced Micro Devices, Mr. Ellett held various general manager positions at Compaq Computer Corporation from November 1996 through February 2001. In addition, Mr. Ellett held positions at Cyrix Corporation, Digital Equipment Corporation and spent six years at Dell Computer Corporation, in various positions in the Desktop Systems, Consumer Products and Portable Systems groups. Mr. Ellett holds a bachelor’s degree in Electronic Engineering from University of Texas.

Mr. Keenan served as our Senior Vice President and General Manager, Network Systems, from March 2001 to January 2002. From January 2002 to January 2003, Mr. Keenan served as Senior Vice President, Worldwide Sales and Marketing. In January 2003, Mr. Keenan was named Senior Vice President and General Manager, Network Systems. Prior to joining us, Mr. Keenan served as Senior Vice President, Worldwide Sales and Marketing of Accord Networks Ltd. from April 1998 until February 2001. Mr. Keenan served as the Vice President of International Sales for VideoServer, Inc. from May 1994 until February 1998. Mr. Keenan holds an honors degree in Mining Geology from Cardiff University in the United Kingdom.

Mr. Niederman joined us in January 2003 as Senior Vice President, Worldwide Sales. Prior to joining Polycom, Mr. Niederman served as President, CEO and founder of LongBoard, Inc., the leader in software-based IP Services Platforms. Mr. Niederman also served as President and CEO of Magellan Network Systems during 1999, Vice President, Worldwide Sales with start-up RadioLAN, Inc. from 1997 through 1999, and Vice President of Sales with FORE Systems, Inc. from 1995 through 1997. Mr. Niederman also held various positions at Cisco Systems from 1990 through 1995, including Director, Worldwide Sales of Cisco’s first business unit, Director, Central Operations and Region Manager, Central Area. Mr. Niederman holds a B.A. in Political Science from the University of Denver.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The following table presents the high and low sale prices per share for our common stock as reported by the Nasdaq National Market, under the symbol PLCM, for the periods indicated.

	High	Low
Year Ended December 31, 2002:
First Quarter	$39.09	$21.23
Second Quarter	26.50	11.37
Third Quarter	12.80	6.44
Fourth Quarter	12.04	6.84
Year Ended December 31, 2003:
First Quarter	$11.95	$7.67
Second Quarter	15.13	7.98
Third Quarter	17.91	13.40
Fourth Quarter	22.31	16.35
Year Ending December 31, 2004:
First Quarter (through February 27, 2004)	$24.17	$19.38

On February 27, 2004, the last reported sale price of our common stock as reported on the Nasdaq National Market was $22.06 per share. As of December 31, 2003, there were approximately 1,931 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock and do not anticipate, at this time, paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain any future earnings for use in our business, future acquisitions or future repurchases of our common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes thereto and with Management’s Discussion and Results of Operations, which are included elsewhere in this Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$420,423	$452,091	$366,831	$343,626	$219,424
Cost of net revenues	165,577	187,513	145,245	142,258	95,629

Gross profit	254,846	264,578	221,586	201,368	123,795

Operating expenses:
Sales and marketing	101,884	97,105	71,844	67,572	43,009
Research and development	72,638	72,487	52,331	36,831	23,009
General and administrative	31,334	29,947	21,564	20,702	12,511
Acquisition-related costs	386	3,699	24,077	4,768	1,633
Purchased in-process research and development	—	900	52,642	—	—
Amortization of purchased intangibles	17,591	17,135	3,905	—	—
Amortization of goodwill	—	—	2,114	—	—
Restructure costs	5,029	1,657	—	—	—
Grant repayment	—	—	—	5,876	—
Litigation settlement	—	(257)	—	6,500	—
Litigation reserve release	—	—	—	(1,843)	—

Total operating expenses	228,862	222,673	228,477	140,406	80,162

Operating income (loss)	25,984	41,905	(6,891)	60,962	43,633
Interest income, net	8,451	9,492	12,755	8,419	1,612
Loss on strategic investments	(737)	(7,465)	(3,178)	(5,854)	—
Other income (expense), net	(1,774)	527	(608)	8	(31)

Income from continuing operations before provision for income taxes	31,924	44,459	2,078	63,535	45,214
Provision for income taxes	8,958	11,675	20,379	24,931	13,616

Income (loss) from continuing operations	22,966	32,784	(18,301)	38,604	31,598
Loss from discontinued operations, net of taxes	(695)	(6,024)	(9,399)	(1,141)	(1,881)
Gain from sale of discontinued operations, net of taxes	552	—	—	—	—

Net income (loss)	$22,823	$26,760	$(27,700)	$37,463	$29,717

Basic net income (loss) per share:
Income (loss) per share from continuing operations	$0.23	$0.33	$(0.22)	$0.51	$0.48
Loss per share from discontinued operations, net of taxes	(0.01)	(0.06)	(0.11)	(0.01)	(0.03)
Gain per share from sale of discontinued operations, net of taxes	0.01	—	—	—	—

Basic net income (loss) per share	$0.23	$0.27	$(0.33)	$0.50	$0.45

Diluted net income (loss) per share:
Income (loss) per share from continuing operations	$0.23	$0.33	$(0.22)	$0.46	$0.40
Loss per share from discontinued operations, net of taxes	(0.01)	(0.06)	(0.11)	(0.01)	(0.02)
Gain per share from sale of discontinued operations, net of taxes	0.01	—	—	—	—

Diluted net income (loss) per share	$0.23	$0.27	$(0.33)	$0.45	$0.38

Weighted average shares outstanding for basic net income (loss) per share	99,244	99,324	85,123	75,264	65,475

Weighted average shares outstanding for diluted net income (loss) per share	100,752	100,696	85,123	83,828	77,848

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$228,265	$193,861	$150,180	$241,798	$66,554
Working capital	190,329	202,913	201,649	325,969	97,006
Total assets	1,103,790	1,076,874	821,165	503,708	185,219
Mandatory redeemable convertible preferred stock	—	—	—	—	25,916
Total stockholders’ equity	929,279	903,743	643,986	422,783	100,810

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS AND OPERATING COSTS AND EXPENSES, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “OTHER FACTORS AFFECTING FUTURE OPERATIONS” IN THIS DOCUMENT AS WELL AS OTHER INFORMATION FOUND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

Overview

We are a leading global provider of a line of high-quality, easy-to-use communications equipment that enables enterprise users to more effectively conduct video, voice, data and web communications. Our offerings are organized along four product lines; Video Communications, Voice Communications, Network Systems, and Services. For reporting purposes, we aggregate Video Communications and Voice Communications into one segment named Communications and report Network Systems as a separate segment. Services are allocated amongst Communications and Network Systems.

On October 18, 2001, we acquired all of the outstanding stock of PictureTel Inc., a supplier of video communication products. As a result, the fluctuations in our operating results and our segments in fiscal 2002 as compared to the historical 2001 results are due generally to the acquisition of PictureTel. The historical results below present a discussion of our consolidated operating results using the historical results of Polycom prepared in accordance with generally accepted accounting principles (“GAAP”) for the years ended December 31, 2003, 2002 and 2001, including PictureTel’s results of operations from October 18, 2001 (the acquisition date).

In January 2003, we sold to Verilink Corporation or Verilink certain fixed assets and intellectual property rights relating to our network access product line, including our line of NetEngine integrated devices, for a total of up to $3.0 million in cash, of which (i) $1.0 million was paid to us at closing, (ii) $0.25 million was paid to us on the first anniversary of the closing, in January 2004, and (iii) up to $1.75 million will be paid to us quarterly based on ten percent of Verilink’s revenues related to the sale of NetEngine products. In 2003, Verilink paid us $0.4 million related to ten percent of Verilink’s revenues from the sale of NetEngine products during this period. Our consolidated financial statements reflect our network access product line as discontinued operations in accordance with SFAS 144. The results of operations of our network access product line have been classified as discontinued, and prior periods have been reclassified, including the reallocation of general overhead charges to our two remaining reporting segments. Unless otherwise indicated, the following discussion relates to our continuing operations.

On January 5, 2004, we completed our acquisition of Voyant Technologies, Inc., or Voyant, pursuant to the terms of an Agreement and Plan of Merger, or Merger Agreement, dated as of November 21, 2003. Voyant designs and delivers group voice communication solutions and will be a part of our Network Systems segment. See Recent Developments in Item 1 for further information. Voyant’s results of operations are not included in our results of operations presented below as the acquisition was completed subsequent to December 31, 2003.

During fiscal 2002, and to a lesser extent during the first quarter of fiscal 2003, our performance, and that of the industry as a whole, was impacted negatively by the global economic downturn and uncertainty in technology spending. While the economic environment remains challenging, technology spending showed signs of improvement and there were indications of an improving economic outlook by the end of fiscal 2003.

Net revenues were $420.4 million in fiscal 2003 as compared to $452.1 million in fiscal 2002. The decrease in net revenue primarily reflects reduced sales of our iPower and network systems products and related services. In addition, during fiscal 2003, we generated approximately $100.8 million in cash flow from operating activities and increased our cash and cash equivalents by approximately $57.4 million.

We intend the discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements.

Results of Operations for the Three Years Ended December 31, 2003

The following table sets forth, as a percentage of net revenues, consolidated statements of operations data for the periods indicated.

	Year Ended December 31,
	2003	2002	2001
Net revenues	100%	100%	100%
Cost of net revenues	39%	42%	40%

Gross profit	61%	58%	60%

Operating expenses:
Sales and marketing	24%	21%	20%
Research and development	18%	16%	14%
General and administrative	8%	7%	6%
Acquisition-related costs	0%	1%	7%
Purchased in-process research and development	0%	0%	14%
Amortization of purchased intangibles	4%	4%	1%
Amortization of goodwill	0%	0%	0%
Restructure costs	1%	0%	0%
Litigation settlement	0%	0%	0%

Total operating expenses	55%	49%	62%

Operating income (loss)	6%	9%	(2)%
Interest income, net	2%	2%	3%
Loss on strategic investments	0%	(1)%	0%
Other income (expense), net	(1)%	0%	0%

Income from continuing operations before provision for income taxes	7%	10%	1%
Provision for income taxes	2%	3%	6%

Income (loss) from continuing operations	5%	7%	(5)%
Loss from discontinued operations, net of taxes	0%	(1)%	(2)%
Gain from sale of discontinued operations, net of taxes	0%	0%	0%

Net income (loss)	5%	6%	(7)%

Net Revenues

Net revenues decreased 7% in 2003 over 2002. Net revenues in the Communications and Network Systems segments, decreased 6% and 9%, respectively in 2003 over 2002. The decrease in Communications was due primarily to decreased sales of iPower video product and service revenue related to the iPower product. Partially offsetting these decreases was increased sales volume of our voice communications products and our video communications products other than iPower.

Total video communications net revenues decreased to $241.6 million in 2003 from $258.9 million in 2002. ViewStation product revenues, including revenues from our newly launched VSX 7000 in the fourth quarter of 2003, increased sequentially in each quarter of 2003. iPower net revenues decreased in 2003 over 2002, however, iPower video product revenue increased sequentially in each quarter of 2003 with the exception of the fourth quarter. Net revenues related to service revenue associated with the iPower-related product decreased to $20.2 million in 2003 compared to $29.3 million reported in 2002. iPower service revenue remained flat from the third quarter to the fourth quarter of 2003, but declined from revenues for the first half of 2003. Voice communications net revenues increased to $77.6 million in 2003 from $74.6 million in 2002. Voice communications revenue increased primarily as a result of increases in sales of our installed voice products and circuit switched products, and to a lesser extent increases in our Voice-over-IP products.

Also contributing to the overall decrease in net revenues in 2003 from 2002 was a decrease in our Network Systems segment revenues to $81.0 million in 2003 from $89.3 million in 2002. This decrease was a result of a reduction in the sales volume of our network systems hardware products and mix shifts to lower end systems with lower average selling prices. These decreases were partially offset by increases in our upgrade, software and services revenue. Service revenue is included in product revenues for voice, non-iPower video and network systems.

Net revenues for the year ended December 31, 2002 increased 23% over the same period of 2001. Net revenues for the year ended December 31, 2002, in the Communications and Network Systems segments, increased 29% and 3%, respectively. The increase in Communications was due primarily to increased sales volume of our video communications products and iPower-related services.

Our video communications products net revenues increased to $258.9 million for 2002 from $201.7 million in 2001. Although the ViewStation product line contributed to the increase in video communications net revenues, this growth was primarily due to the addition of the iPower video product line through the acquisition of PictureTel in October 2001. Due to the timing of this acquisition, iPower product revenue is reflected in the prior year numbers only for the fourth quarter of 2001. Although overall in 2002, video revenue grew, we experienced sequential quarterly revenue decreases in the second, third and fourth quarters of 2002, primarily related to declines in our video communications product revenue in both the ViewStation and iPower product lines. The iPower-related services net revenues was $29.3 million for the year ended December 31, 2002 compared to $5.9 million reported in the same period of 2001, as this revenue stream was also added through the acquisition of PictureTel.

Voice communications revenue also increased as a result of an increase in sales of our voice over IP and installed voice products, offset by decreases in sales volumes of our circuit switch voice communications products. The installed voice products were added through our acquisition of a company, ASPI, in the fourth quarter of 2001. Our Network Systems segment also contributed to the increase in net revenues with an increase in service revenue related to our network systems products for 2002 when compared to 2001.

In the Communications segment in 2002, we began to implement a new direct-touch strategy in concert with a realignment of our channel partner strategy. As part of this new channel partner strategy and a result of the recent economic downturn, the channel inventory model has changed to reduce channel inventories at those channel partners that stock product and to move some channel partners to a drop-shipment method for their end-user customers as opposed to having these partners carry inventory. During the second quarter of 2003, we believe that we essentially completed our channel inventory reduction program and we believe that, in aggregate, we will see only minor variations, upwards or downwards, in channel inventory weeks within product lines or regions moving forward. During the third and fourth quarters of 2002 and the first half of 2003, we believe our channel partners’ video and voice inventory decreased over the respective prior periods. In the third quarter of 2003, channel inventories remained stable. Voice channel inventories decreased in the fourth quarter of 2003, although we did see a slight increase in video channel inventories, primarily as a result of advance purchases of video inventory related to some specific end-user opportunities in the first quarter of 2004 in the Asia Pacific region. The decrease in channel inventories in the last half of 2002 was due largely to this shift in channel partner strategy resulting in us shipping fewer video and voice units to channel partners in the third and fourth quarter of 2002, as well as our channel partners lowering inventory levels as a result of lower end-user demand. In the first and second quarters of 2003, we believe that sales of our products by our channel partners to end-user customers exceeded the number of units that we shipped to the channel as a result of increased end-user demand, thereby decreasing overall inventory at our channel partners.

The decreased channel inventory levels had less impact on sales of iPower video units and our Network Systems segment products, which are not typically carried in inventory by our channel partners. In fact, sales of our network systems products for the third and fourth quarters of 2003 increased 21% sequentially in each quarter.

On a regional basis, North America, Europe, and Latin America revenues decreased 13%, 12% and 22%, respectively, in 2003 over 2002 while Asia Pacific revenues increased 17% during this same period. North America revenues decreased as a result of decreased revenues in the Communications segment, including decreases in voice and video communication product revenue and service revenue related to the iPower product line, and decreased revenues in the Network Systems segment. Europe revenues decreased as a result of decreased revenues in the Communications segment partially offset by increased revenues in the Network Systems segment. The decreased revenues in the Communications segment were primarily a result of decreased revenue in the video communications product and service revenues related to the iPower product line partially offset by increased revenue in voice communication products. Latin America revenues decreased as a result of decreased revenues in the Communications segment, including decreases in both voice and video communication product revenues, partially offset by increases in service revenues related to the iPower product. The decreased revenues in the Communications segment were partially offset by increased revenues in the Network Systems segment. Asia revenues increased as a result of increased revenues in the Communications segment, including increases in both voice and video communication product revenues, partially offset by decreases in the service revenue related to iPower products, and increased revenues in the Network Systems segment.

No customer accounted for more than 10% of our total net revenues or our Communications segment revenues in 2003, 2002 or 2001. In 2003 and 2002, our Network systems segment had two channel partners that, together, represented approximately 21% and 20%, respectively, of Network Systems segment revenues. We believe it is unlikely that the loss of any or all of these channel partners would have a material adverse affect on the net revenues of the segment as we believe end-users would likely purchase our products from a different channel partner.

Our business is subject to the risks arising from domestic and global economic conditions. The domestic and global economic downturn in 2001 and global economic uncertainty and the continued downturn in technology spending in 2002 and the first half of

2003, slowed overall spending to the point where industries delayed or reduced technology purchases. In addition, in the first quarter of 2003, we noted a greater decrease in revenue from products with higher average selling prices, such as our network systems products. While there has been some improvement in technology spending and the global economy in the second half of 2003, constraints in technology capital spending still exist and could have an adverse impact on 2004. If our channel partners delay or reduce orders for our products, we may fall short of our revenue expectations in 2004, as we did in the second and third quarters of 2002 and the first quarter of 2003. Further, if these conditions recur in 2004, our business and financial performance would be negatively affected as they were in the first half of 2003, and the second half of 2002. For example, in the first quarter of 2003, these conditions resulted in sequentially weaker network systems product revenues compared to the fourth quarter of 2002. Network systems revenue had another small sequential decrease in revenue in the second quarter of 2003. Although there was some improvement in technology spending and the global economy in the second half of 2003, the extent of any recurrence of any adverse economic conditions or uncertainty in technology spending in 2004 is difficult to predict at this time, which represents a significant uncertainty with respect to our operating results in 2004.

In October 2003, we launched a new video product offering, the VSX 7000. While we believe we have taken the appropriate measures to educate and train our channel partners, there is a risk that the launch of this low end video product could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any video product until they determine if the VSX 7000 is a more desirable product than our existing video products or purchase this lower end video product instead of our higher end video products, including the ViewStation EX and FX. Such delays in purchases or purchases of the VSX 7000 instead of our higher end video products, could adversely affect our revenues, gross margins and operating results. In addition, weakness in the end-user market for any of our products could negatively affect the revenue and cash flow of our channel partners who could, in turn, delay orders and delay paying their obligations to us. This could harm our revenues, profitability, financial condition and cash flow. In addition, we recently made significant changes in sales management and the sales organization. These changes may result in further changes to our channel partner strategy which may result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with even more direct interaction between us and our direct end-user customers. These changes may cause additional disruptions in our channels and negatively impact revenue growth in the near term. In addition, the acquisition of Voyant adds a level of complexity to our operations and we may not obtain the revenue synergies we are anticipating as Voyant has a revenue concentration with a few large customers and the loss of one or more of these customers could negatively impact our revenues. In addition, the majority of Voyant’s orders are received in the last month of a quarter, typically the last few weeks of that quarter, thus the unpredictability of the receipt of these orders could negatively impact our future results.

We anticipate that international sales will continue to account for a significant portion of total net revenues for the foreseeable future, and we plan to continue our expansion in Asia and Europe. International sales, however, are subject to certain inherent risks, including potential economic weakness in international markets, quarantines or other restrictions associated with a recurrence of SARS, or other similar events, political instability, any adverse economic impact of terrorist attacks and incidents and any military response to those attacks, war or other hostilities, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in staffing and managing foreign operations, longer payment cycles, and difficulty in collecting accounts receivable. Significant adverse changes in currency exchange rates, as happened in the European market in 2000 and in the Asian market in late 1997, could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country. Additionally, international net revenues may fluctuate as a percentage of net revenues in the future as we introduce new products since we expect to initially introduce these products in North America, and also, because of the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, especially in our core European markets of France, Germany and the United Kingdom, our business could be harmed. We cannot make assurances that we will be able to maintain or increase international market demand for our products. Additionally, to date, a substantial majority of our international sales have been denominated in U.S. currency. However, if our international sales were denominated in local currencies in the future, these transactions would be subject to currency fluctuation impacts which could adversely affect our financial results.

We typically ship products within a short time after we receive an order therefore backlog has not been a good indicator of future net revenues. Net revenues for any particular quarter are difficult to predict with any degree of certainty. As of December 31, 2003, we did end the quarter with $22.7 million of order backlog as compared to $3.5 million at December 31, 2002, principally as a result of our new channel strategy, the establishment of product lead times to maximize our inventory efficiency and our focus on operational efficiencies in the logistics area. We believe that the current level of backlog, as a percent of net revenues, is potentially maximized as a result of established product lead times; therefore there is no assurance that we will be able to maintain and it is unlikely that we will grow this level of backlog in future quarters, which is dependent in part on the ability of our sales force to generate orders linearly throughout the quarter and our ability to forecast revenue mix and plan our manufacturing requirements accordingly. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline to more historical levels or to zero.

Cost of Net Revenues

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2003	2002	2001	2003		2002
Cost	$165,577	$187,513	$145,245	(12)%		29%
% of Net Revenues	39%	42%	40%	(3	)pts	2	pts

Cost of net revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments and an allocation of overhead expenses, including facilities and IT costs. Generally, our Network Systems segment has higher gross margin than our Communications segment. Our service gross margins, which are included in both of our segments, are lower than our product gross margins. Overall, gross margins increased in 2003 as compared to 2002 as a result of more favorable margins in the Communications segment partially offset by decreases in the gross margins of our Network Systems segment. Video and voice communications products margins were favorably impacted due to product mix, while service revenues gross margins declined as a result of relatively fixed costs on lower revenues. Network Systems had a decrease in volume and a mix shift to lower margin systems. Overall, 2002 margins decreased over 2001 as a result of less favorable margins in the Communications segment partially offset by increases in the gross margins of our Network Systems segment. Communications segment margins in 2002 decreased from 2001 in both voice and video communications products primarily as a result of product mix and service margins decreased as a result of the acquisition of PictureTel. Network systems margins increased in 2002 over 2001 as a result of product mix.

Forecasting future gross margin percentages is difficult, and there are a number of risks associated with maintaining our current gross margin levels. For example, uncertainties surrounding revenue levels and related production level variances, competition, changes in technology, changes in product mix, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs and timing of sales over the next few quarters can cause our cost of net revenues percentage to vary significantly. Further, in 2003 we began including one year of service with some of our video products which has lowered our product gross margins, for those products, as a result of allocating a portion of our product revenue to deferred service revenue. Service gross margins however will be favorably impacted when the deferred revenue is recorded as revenue. In the future, most, if not all, of our future products may also have one year of service included with the product, thereby potentially impacting product gross margins negatively, depending on the pricing model established. Additionally, our iPower products, VoIP products and other desktop products have a significantly higher cost of net revenue percentage than our network systems, ViewStation and SoundStation products. Accordingly, any significant revenue growth in our iPower, VoIP and other desktop products, or a decline in revenue associated with network systems, ViewStation and SoundStation products will have a negative effect on our cost of net revenues percentages. Also, we may reduce prices on our products in the future for competitive reasons, as a result of a difficult economy, or to stimulate demand, such as occurred in the first quarter of 2003 with certain SoundStation products, which could increase our cost of net revenues percentage. There is the risk that any of these potential price reductions would not offset competitive pressures or stimulate demand. In addition, cost variances associated with the manufacturing ramp of new products, or the write-off of initial inventory purchases due to product launch delays or the lack of market acceptance of our new products such as our VSX 7000, iPower 9000 series, VoicePlus bridging solution, VoIP telephony products, VTX 1000, ViewStation EX, MGC 25 or any other new product under development could occur, which would increase our cost of net revenues percentage in any quarter. In addition to the uncertainties listed above, cost of net revenues as a percentage of net revenues may increase due to a change in our mix of distribution channels and the mix of international versus North American revenues. We don’t expect that the Voyant acquisition will have a significant impact on our gross margins in 2004.

Sales and Marketing Expenses

	Year Ended December 31,			Increase From Prior Year
$ in thousands	2003	2002	2001	2003		2002
Expenses	$101,884	$97,105	$71,844	5%		35%
% of Net Revenues	24%	21%	20%	3	pts	1	pt

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, advertising and promotional expenses, product marketing, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses are not allocated to our segments. The increase in sales and marketing expense as a percentage of net revenues in 2003 as compared to 2002 was due to the decrease in revenues during that same period of time and increased marketing costs. The increase in absolute dollars in 2003 over 2002 was due primarily to the overall expansion of our marketing efforts, including the addition of a Chief Marketing Officer, who subsequently left us at the end of the third quarter, and related staffing and increased allocations of facilities and infrastructure as a result of the increased headcount. This increase was partially offset by cost containment measures and expense controls we implemented in the second half of 2002 and the first half of 2003 due to the global economic uncertainty and continued downturn in technology spending. The 35% increase in absolute dollars in 2002 over 2001 was due primarily to the increase in headcount in our sales force and increased product sales driven largely by the PictureTel acquisition in the fourth quarter of 2001 and to a lesser extent our focus on the public sector market. As a result, we had increases in salaries, commissions and headcount-related expenses, such as travel. Also contributing to the absolute dollar increase was our overall efforts to expand our marketing initiatives, including the addition of a Chief Marketing Officer and related staffing, increased spending on promotional materials, trade shows, and outside consultants. This increase was partially offset by cost containment measures and expense controls implemented in the second half of 2002 due to the continued economic downturn and uncertainty in technology spending.

Due to the innovative nature of our products and the effect of competing with much larger companies with much greater resources, such as Cisco and Microsoft, we believe we will incur increased expenses, especially advertising, to expand the overall market for, drive market penetration of, and increase the adoption rate of our technology and products and to educate potential end-users as to the desirability of these products over competing products. We expect to continue to increase our sales and marketing expenses in absolute dollar amounts as we expand North American and international markets, market new products and expand the public sector. Also the acquisition of Voyant which, was closed in the first quarter of 2004, will increase our sales and marketing expense.

Research and Development Expenses

	Year Ended December 31,			Increase From Prior Year
$ in thousands	2003	2002	2001	2003		2002
Expenses	$72,638	$72,487	$52,331	0%		39%
% of Net Revenues	18%	16%	14%	2	pts	2	pts

Research and development expenses consist primarily of compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development expenses remained flat in absolute dollar amounts in 2003 compared to 2002, as a result of cost containment measures and expense controls implemented in the second half of 2002 and the first half of 2003 due to the global economic uncertainty and continued downturn in technology spending.

Increases in research and development expenses occurred for the Network Systems segment in 2003 as compared to the same period in the prior year, while research and development expenses decreased for the Communications segment over the prior year. The increase in research and development expense as a percentage of net revenues in 2003 as compared to 2002 is primarily due to the decrease in revenues during that same period of time. We continue to make investments in improving our existing products, integrating all of our existing and acquired products and developing new products, many of which we launched in 2003. In 2003, our Network Systems segment development expenditures accounted for the majority of the slight increase in absolute dollars over 2002. This increase was partially offset by decreases in our Communications segment, primarily in video product development which accounted for the majority of the offset while voice product development expenditure decreases contributed to a lesser extent.

We are currently investing research and development resources to enhance and upgrade our Polycom Office suite of products, which encompasses products in both our segments. These products include our ViewStation, VSX 7000, ViaVideo II, iPower, GMS, MGC, PCS, WebOffice, PathNavigator, SoundStation, VoiceStation and Vortex. We anticipate expending a greater proportion of our research and development expenses towards the development of our software and infrastructure products, included in the Network Systems segment, to enhance the integration and interoperability of our entire product suite. In all periods presented, all research and development costs have been expensed as incurred.

Increases in research and development expenses occurred for all product lines in 2002 over 2001. The 2 point increase in research and development expense as a percentage of net revenues in 2002, reflected our continued investments in our existing products as well as additional investments in our iPower products, which were acquired through the PictureTel acquisition, investments in integrating all of our existing and acquired products and developing new products which were launched in the first quarter of 2003. This increase was partially offset by cost containment measures and expense controls implemented in the second half of 2002 due to the continued economic downturn and uncertainty in technology spending. In 2002, our Communications segment, principally our video product development expenditures accounted for the majority of the total increase due to the addition of the PictureTel research and development team for the full year versus just part of the fourth quarter in 2001, while voice product development expenditures and our Network Systems segment product development expenditures accounted for a lesser portion of the increase.

We believe that technological leadership is critical to our success and we are committed to continuing a high level of research and development to develop new technologies and combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. We expect that research and development expenses in absolute dollars will increase in the future, especially as a result of additional expenses for products resulting from the acquisition of Voyant in the first quarter of 2004. Voyant will be reflected in our Network Systems segment.

General and Administrative Expenses

	Year Ended December 31,			Increase From Prior Year
$ in thousands	2003	2002	2001	2003		2002
Expenses	$31,334	$29,947	$21,564	5%		39%
% of Net Revenues	8%	7%	6%	1	pt	1	pt

General and administrative expenses consist primarily of compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, patent litigation costs and bad debt expense and are not allocated to our segments. As a percentage of net revenues, general and administrative expenses increased 1 percentage point in 2003 over 2002 and in 2002 over 2001. The increase as a percent of revenue in 2003 over the comparable prior year is primarily due to the decrease in revenues during that same period of time. The increase in spending in absolute dollars in general and administrative expenses in 2003 over the prior year was primarily the result of higher costs associated with accrued bonuses, increased infrastructure costs and outside services, including increased costs associated with new regulatory requirements, patent litigation and increased insurance costs. These costs were partially offset by a decrease in bad debt expense and recruiting/relocation expense. In 2003, increases in salaries and related costs accounted for $1.9 million of the increase, increased infrastructure costs accounted for $0.5 million and outside services accounted for $2.0 million of the increase. These increases were partially offset by a $2.7 million decrease in bad debt expense and $0.4 million decrease in recruiting/relocation expense. The remaining change related to numerous smaller items. The increase in absolute dollars spending in general and administrative in 2002 over 2001 was primarily the result of higher costs associated with increased infrastructure costs, outside services, including increased costs associated with regulatory requirements, and an increase in bad debt expense. The increase in infrastructure costs accounted for $2.0 million of the total increase, outside services accounted for $3.2 million of the total increase, bad debt expense accounted for $2.3 million of the total increase, with the remaining increase related to numerous smaller items. This increase was partially offset by cost containment measures and expense controls implemented in the second half of 2002 due to the continued economic downturn and uncertainty in technology spending.

Significant charges due to uncollectability of our receivables or to costs associated with our patent litigation could increase our general and administrative expenses and negatively affect our profitability in the quarter they are recorded. Additionally, predicting the timing of bad debt expense associated with uncollectible receivables is difficult. Future quarter general and administrative expense increases or decreases in absolute dollars are difficult to predict due to visibility of costs, timing of revenue and other factors. We believe that our general and administrative expenses will likely continue to increase in absolute dollar amounts in the future primarily as a result of expansion of our administrative staff and costs related to supporting a larger company, increased costs associated with regulatory requirements and our continued investments in international regions. However, we do not believe that the acquisition of Voyant will add significant costs to our general and administrative expense.

Acquisition-related Costs

We recorded charges to operations of $0.4 million in 2003, $3.7 million in 2002 and $24.1 million in 2001 for acquisition-related costs. The charges in 2003 primarily related to professional services costs to integrate and liquidate the international PictureTel and Accord legal entities and to begin the integration of our acquisition of Voyant which closed in January 2004. For 2002, the acquisition-related charges related primarily to the acquisition of PictureTel and consisted primarily of professional services costs to complete the integration of us and PictureTel. In 2001, these costs were associated with the acquisitions of Accord, Circa, PictureTel and ASPI. The 2001 costs consisted of $3.7 million of restructuring charges related to facility closings and severance costs, $6.7 million of asset impairment charges and $13.7 million of other acquisition costs including outside financial advisory, legal, accounting and consulting services. If we acquire additional businesses in the future, we may incur material acquisition expenses related to these transactions. See Note 5 of Notes to Consolidated Financial Statements.

Purchased In-process Research and Development

In 2002 and 2001, we incurred charges totaling $0.9 million and $52.6 million, respectively, for in-process research and development. This research and development was acquired in 2002 as part of the acquisition of MeetU.com, Inc. and in 2001 as part of the acquisitions of PictureTel, Circa and ASPI, and comprised $49.3 million, $2.4 million and $0.9 million for each of these respective acquisitions. See Note 3 of Notes to Consolidated Financial Statements. The amounts allocated to purchased in-process research and development were determined by management, after considering among other factors, the results of an independent appraisal based on established valuation techniques in the high-technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for these in-process research and development projects. The cost approach, which uses the concept that replacement cost is an indicator of fair value, was the primary technique utilized in valuing the in-process research and development acquired in the MeetU transaction. The cost approach is based on the premise that a prudent investor would pay no more for an asset than the cost to replace that asset with a new one. Replacement cost was based on total costs, net of the unrealized income tax deduction benefit, spent developing the in-process technology from MeetU’s inception through the date the valuation was performed. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and in-process research and development in 2001. The estimated net cash flows from the products are based upon estimates of revenue, cost of revenue, research and development costs, sales and marketing costs and income taxes from such projects and were discounted at rates ranging from 30 to 40 percent in relation to the stage of completion and the technical risks associated with achieving technological feasibility. Our efforts to develop the purchased in-process research and development into commercially viable products principally relate to the completion of all planning, designing, prototyping and testing activities that are necessary to establish that the products can be produced to meet its design specifications including function, features and technical performance requirements. It is reasonably possible that the development of this technology could fail because of either prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside of our control such as a change in the market for the resulting developed products. In addition, at such time that the project is completed it is reasonably possible that the completed products do not receive market acceptance or that we are unable to produce and market the product effectively. If we acquire additional businesses in the future, we may incur material purchased in-process research and development expenses related to such transactions

The following are the values assigned to each acquired PictureTel in-process research and development project at the time of acquisition and the estimated completion percentages, expected technology lives and estimated time and costs to complete as of December 31, 2003 (in thousands):

In process research and development project	Value assigned to in process project	Percentage complete	Expected life of technology	Estimated time to complete	Estimated cost to complete
Project A	$5,161	100%	4 years	Complete	$—
Project B	12,250	100%	5 years	Complete	—
Project C	24,750	—	5 years	Terminated	—
Other projects	7,131	90%	3-5 years	9-12 months	300

Total	$49,292				$300

During 2002, we completed and shipped products associated with Projects A, B and two of the Other projects. The costs to complete these projects were consistent with our expectations. We terminated one of the Other projects in 2002. During 2003, we terminated Project C and scaled back the scope of one of the Other projects.

Amortization of Purchased Intangibles

In 2003, 2002 and 2001, we recorded $17.6 million, $17.1 million and $3.9 million in amortization of purchased intangibles acquired in our acquisitions, respectively. Purchased intangible assets are being amortized to expense over their estimated useful lives of three years. Under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” (SFAS 142), purchased intangibles no longer meeting the criteria to be recorded separately from goodwill must be reclassified to goodwill, and purchased intangibles deemed to have indefinite lives must no longer be amortized. In the first quarter of 2002, we reclassified approximately $0.5 million of unamortized acquired workforce recorded as part of the purchase price allocation of the Circa acquisition as it did not meet the criteria to be recorded separately from goodwill. This resulted in a permanent reduction in amortization expense of $58,300 per quarter through the first quarter of 2004. Also under SFAS 142, intangible assets with indefinite lives are no longer amortized. As a result, we determined that a previously recorded trade name intangible has an indefinite life. Consequently, the trade name intangible is no longer amortized, resulting in a permanent reduction in amortization expense of $25,000 per quarter through April 2011. In June 2002, we completed the transitional purchased intangible impairment test outlined under SFAS 142 which required the assessment of purchased intangibles for impairment as of January 1, 2002, and in October 2002 and during the fourth quarter of 2003, we completed our annual impairment tests. The assessment of purchased intangibles impairment was conducted by comparing the fair value of the purchased intangible with its carrying amount as of that date. Based on the results of these impairment tests, we determined that our purchased intangible assets were not impaired as of January 1, 2002 or during 2002 or 2003.

Amortization of Goodwill

In the year ended December 31, 2001, we recorded $2.1 million of amortization of goodwill related to the Circa acquisition. Beginning January 1, 2002, under SFAS 142, we no longer amortize goodwill related to the Circa acquisition. This resulted in a permanent decrease in goodwill amortization expense of approximately $0.7 million per quarter through the first quarter of 2004. Under the transition rules of SFAS 142, business combinations completed after July 1, 2001, but prior to January 1, 2002, were accounted for in accordance with SFAS 142, and consequently, goodwill balances from the PictureTel, ASPI and MeetU acquisitions have never been amortized. In June 2002, we completed the transitional goodwill impairment test outlined under SFAS 142 which required the assessment of goodwill for impairment as of January 1, 2002, and in October 2002 and the fourth quarter of 2003, we completed our annual impairment tests. All of these tests were conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. Based on the results of these impairment tests, we determined that our goodwill assets were not impaired as of January 1, 2002 or during 2002 or 2003. We plan to conduct our annual impairment tests in the fourth quarter of every year, unless impairment indicators exist sooner. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill impairment tests.

Restructure costs

In 2002, we approved restructuring actions in response to the global economic uncertainty and continued downturn in technology spending and to improve our overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. We recorded a restructuring charge of $1.7 million in 2002 as a result of these actions. This charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately six percent of our employees worldwide. As of December 31, 2003, we had paid all of this charge.

In the first and second quarters of 2003, we approved additional restructuring actions primarily in connection with the sale of the network access product line to Verilink and in response to the global economic uncertainty and continued downturn in technology spending. These actions were meant to improve our overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. We recorded a restructuring charge of $5.0 million in 2003 as a result of these actions. The charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately 12 percent of our employees worldwide. The restructuring charge related to the Network Systems and Communications segments amounted to $0.1 million and $0.7 million, respectively. The balance of the restructuring charge related to operating activities which are separately managed at the corporate level and not allocated to segments. As of December 31, 2003, we had paid approximately $4.9 million of the $5.0 million charge. The remaining amount is to be paid by the end of the second quarter of 2004 and is recorded in Other Accrued Liabilities on the consolidated balance sheets.

We expect that, due to these restructuring actions, operating expenses in absolute dollars will grow at a much smaller rate than what otherwise would have been, as the headcount affected by the restructuring will be added back over time as our operations expand in connection with the growth of our business. If the economic downturn and uncertainty in technology spending recurs in 2004, we may take additional restructuring actions to reduce our operating expenses, while simultaneously implementing additional cost containment measures and expense control programs. Such restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees or a decrease in employee morale, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve the anticipated cost reductions our business could be harmed.

Litigation Settlement

During the first quarter of 2002, we reached a settlement with a former PictureTel customer. The dispute involved certain services provided by PictureTel in 2001 and amounts owed to us for providing these services. The amount received was net of legal fees incurred to litigate and settle the case.

Interest Income, Net

Interest income, net consists of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts and imputed interest expense related to the present value of costs associated with closing facilities as part of the PictureTel acquisition and related integration plan. Imputed interest expense was $2.3 million for 2003, $1.8 million for 2002 and $40,000 for 2001. Interest income, net of interest expense, was $8.5 million in 2003, $9.5 million in 2002 and $12.8 million in 2001. Interest income decreased in 2003 over 2002 due primarily to interest rate reductions resulting from the monetary policy actions taken by the United States Federal Reserve Board to stimulate economic growth in the United States. Partially offsetting this negative effect was an increase in our average cash and investment balances which was primarily due to cash generated from operations. Average interest rate returns on our cash and investments were 2.02% in 2003 compared to 2.60% in 2002.

Interest income decreased in 2002 over the 2001 due primarily to the imputed interest expense related to facility closings and interest rate reductions resulting from the monetary policy actions taken by the United States Federal Reserve Board to stimulate economic growth in the United States during 2001 and 2002. Partially offsetting these negative effects was an increase in our average cash and investment balances, which was due primarily to our common stock offering which raised $237.5 million in the first quarter of 2002. The average interest rate return on our cash and cash equivalents was 1.86% and on our investments was 3.01% in 2002 compared to 3.07%

and 4.80%, respectively, for 2001. Interest income, net could fluctuate for 2004 due to movement in our cash balances and changes in interest rates related to monetary policy actions, if any, taken by the United States Federal Reserve Board to stimulate economic growth in the United States.

Loss on Strategic Investments

For strategic reasons we have made various investments in private companies, and in limited circumstances, public companies. The private company investments are carried at cost less any impairment write-downs and are recorded in “Other assets” in our consolidated balance sheets. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist, and make appropriate reductions in carrying value, if necessary. At December 31, 2002, these investments had no carrying value. We made additional investments of $1.4 million in two private companies in 2003 which had a carrying value of $0.9 million as of December 31, 2003. Our aggregate investments have been permanently written down a total of $12.5 million from original cost, including $0.5 million in 2003, $3.0 million in 2002 and $3.1 million in 2001 which is reflected in “Loss on strategic investments” in the consolidated statements of operations.

The public company investments are recorded in “Short-term investments” and “Long-term investments” in our consolidated balance sheets and are marked to market each period through unrealized gains and losses recorded as a component of stockholders’ equity, except our warrants to purchase publicly traded equity securities which are marked to market through the statement of operations. Realized gains and losses on these strategic investments in public company investments are reflected in “Loss on strategic investments” in the consolidated statements of operations. We recorded losses totaling $0.2 million in 2003, $4.4 million in 2002 and $0.1 million in 2001 related to the sale of our strategic investments in equity securities of publicly traded companies, impairment of equity securities of publicly traded companies and the write-down of warrants to purchase publicly traded equity securities.

Provision for Income Taxes

The provision for income taxes, including taxes related to discontinued operations, was $8.9 million, $10.2 million, and $14.7 million in 2003, 2002 and 2001, respectively. The decrease in the provision for income taxes in 2003 over 2002 was primarily attributable to a decrease in worldwide profit before taxes. The decrease in the provision for income taxes in 2002 over 2001 was primarily attributable to a decrease in nondeductible acquisition-related costs and an increase in foreign earnings subject to relatively lower tax rates.

As of December 31, 2003, we had approximately $78.3 million in net operating loss carryforwards, $11.6 million in tax credit carryovers and $9.0 million in capital loss carryforwards as well as other deferred tax assets arising from temporary differences. See Note 16 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

As of December 31, 2003, our principal sources of liquidity included cash and cash equivalents of $212.6 million, short-term investments of $15.7 million and long-term investments of $368.0 million. Short-term and long-term investments consisted primarily of U.S. government securities, state and local government securities and corporate debt and equity securities of which $0.1 million was invested in equity securities of publicly traded companies. See Note 7 of Notes to Consolidated Financial Statements. In addition, we have a $25.0 million line of credit with a bank which was unused at December 31, 2003, however we do have outstanding letters of credit totaling approximately $0.9 million which are secured by this line of credit.

We generated cash from operating activities totaling $100.8 million in 2003, $81.5 million in 2002 and $76.7 million in 2001. The increase in cash provided from operating activities in 2003 over 2002 was due primarily to decreases in deferred taxes, increases in other accrued liabilities, and increases in accounts payable. Offsetting these positive effects were smaller net income, smaller non-cash expenses, larger increases in prepaids and other assets, smaller decreases in accounts receivable and inventories and smaller increases in taxes payable. The increase in cash provided from operating activities in 2002 over 2001 was due primarily to larger decreases in trade receivables, larger increases in taxes payable and a smaller increase in prepaids and other current assets offset partially by smaller reductions in inventories, increases in deferred taxes and larger decreases in accounts payable and other accrued liabilities over the comparable period.

The total net change in cash and cash equivalents for the year ended 2003 was an increase of $57.4 million. The primary uses of cash during this period were $28.5 million of net purchases of investments, $14.8 million for purchases of property and equipment, $6.9 million for the repurchase of common stock, $3.5 million for purchase of licensed technology and $0.5 million for purchase of a convertible note receivable. The primary sources of cash were $100.8 million from operating activities, $9.4 million associated with the exercise of stock options and purchases under the employee stock purchase plan and $1.4 million from proceeds from sale of discontinued operations. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses (such as depreciation, amortization, the provision for doubtful accounts, inventory write-downs for excess and obsolescence, gain from sales of discontinued operations, amortization of unearned stock-based compensation, loss on strategic investments and the tax benefits from the exercise of employee stock options), reductions in trade receivables, inventories and deferred taxes and net increases in accounts payable, taxes payable and other accrued liabilities. Offsetting the positive effect of these items were net increases in prepaid expenses and other current assets. Over the past several quarters, our days sales outstanding, or DSO, metrics have improved significantly. The Company reduced DSOs from 59 days at December 31, 2002 to 33 days at December 31, 2003. There is no assurance that the current level of DSO will be maintained and in all likelihood DSO metrics will increase as revenues increase or as a result of fluctuations in revenue linearity. In addition, inventory turns at December 31, 2003 had increased significantly. Inventory turns improved from 5.2 turns at December 31, 2002 to 7.1 turns at December 31, 2003. The positive cash impact due to net trade receivables and inventory reductions will likely not recur in 2004 as it did in 2003 and 2002.

On January 5, 2004, we completed our acquisition of Voyant Technologies, Inc., or Voyant. See “Recent Developments” in Item 1 above for further information. We paid $109.3 million in cash to the Voyant shareholders in connection with this acquisition. Approximately $12.9 million of the cash was placed into escrow to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties covered in the Merger Agreement or certain other events. Voyant shareholders may receive an additional $35 million of consideration over a two-year period, payable in cash or, at our option, in Polycom stock, based on the achievement of certain financial milestones relating to the sale of Voyant products. Voyant’s results of operations are not included in our results of operations presented below as the acquisition was completed subsequent to December 31, 2003.

In February 2002, we completed a public offering in which we sold 8,050,000 shares of our common stock, including an over-allotment option of 1,050,000 shares exercised by the underwriters, at a price of $31.20 per share. Our net proceeds from this offering were approximately $237.5 million after taking into account underwriting discounts and commissions and our expenses. We have used the net proceeds from this sale primarily for general corporate purposes, including working capital and capital expenditures, as well as for acquisitions of complementary businesses or technologies.

In June 2002, the Board of Directors approved a plan to repurchase up to 3.5 million shares of our common stock in the open market or privately negotiated transactions. As of December 31, 2002, we had repurchased approximately 1,483,000 shares in the open market, for cash of $15.9 million. During 2002, we retired and reclassified these shares of common stock as authorized and unissued. During the year ended December 31, 2003, we repurchased 755,000 additional shares, in the open market, for cash of $6.9 million, which have been retired and reclassified as authorized and unissued. We may continue to repurchase shares in the open market or in privately negotiated transactions. As of December 31, 2003, we are authorized to repurchase up to an additional approximately 1.3 million shares under the June 2002 repurchase plan. In 2004, we may continue to repurchase shares under our current board authorization and may seek and obtain approval from our Board of Directors for an additional amount of shares to repurchase.

At December 31, 2003, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $24.5 million primarily related to inventory purchases. We also have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

In November 2003, we entered into a lease amendment for one of our facilities in Andover, Massachusetts, for which we had previously provided a restructuring reserve. The original term of this lease, which ended in 2014, was amended to allow us to exit approximately one-third of the space in this facility (which is currently unoccupied) in November 2006 for a cash payment of $5.0 million, to exit an additional approximately one-third of the space (which is currently unoccupied) in November 2007 for an additional cash payment of $5.0 million, and to allow us the option of exiting the remaining one-third of the building in November 2008 (which is currently occupied). The amendment also gives the landlord the right, until November 2008 to require us to exit the occupied space with six months notice. If we, either voluntarily, or as required by the landlord, exit the occupied space, we will make a final $5.0 million payment to the landlord and we would begin to amortize our remaining leasehold improvements (net book value of $2.0 million at December 31, 2003) over six months. The lease agreement was also amended to allow the landlord to sublet the unoccupied space earlier than November 2006 and November 2007. If the landlord is successful in releasing us from the space earlier than the amendment provides, we would make the related cash payments noted above and additional cash payments pertaining to fifty percent of the cash savings related to us no longer having to pay rent and common area maintenance charges on that portion of the building.

These purchase commitments and lease obligations are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services. In addition, our bank has issued letters of credit to secure the leases on some of our offices. These letters of credit total approximately $0.9 million and are secured by our credit facilities or cash deposits with our banks.

As of December 31, 2003, the following future minimum lease payments under our current lease obligations are shown net of estimated sublease income. For example, we have an approximately 152,000 square foot building which is fully subleased to a third party for which the sublease runs concurrent with our lease obligation. As a result we are not currently showing a lease obligation related to this facility. If this sublease were to be terminated, or if the tenant defaulted on payment, we would incur additional lease payments that would negatively impact our operating results and overall cash flows. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. This table also shows other contractual obligations as of December 31, 2003.

	Other Long-Term Liabilities	Purchase Commitments	Minimum Lease Payments	Projected Annual Operating Costs
Year ending December 31,
2004	$—	$24,494	$13,255	$4,923
2005	5,164	—	11,400	4,117
2006	9,720	—	10,877	4,014
2007	8,209	—	6,559	3,358
2008	334	—	3,405	1,533
Thereafter	5,406	—	14,614	7,106

Total payments	$28,833	$24,494	$60,110	$25,051

We believe that our available cash, cash equivalents, investments and bank line of credit will be sufficient to meet our operating expenses and capital requirements for the foreseeable future. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, competitive reasons or to continue the availability of components or product from sole source suppliers, and may seek to raise such additional funds through public or private equity financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses.

Off-Balance Sheet Arrangements

As of December 31, 2003, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our process used to develop estimates, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by internal audit and the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. See Note 1 to Notes to Consolidated Financial Statements for discussion of our accounting policies.

Revenue Recognition and Product Returns

We recognize hardware product revenue using the guidance from SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Statement of Financial Accounting Standards, or SFAS, No. 48, “Revenue Recognition When Right of Return Exists” and EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” We recognize software revenue in accordance with the AICPA Statement of Position No. 97-2, or SOP 97-2, “Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Under these guidelines, we defer revenue recognition on transactions where persuasive evidence of an arrangement does not exist, title has not transferred, product payment is contingent upon performance of installation or service obligations, the price is not fixed or determinable or payment is not reasonably assured. In addition, we estimate what future product returns may occur based upon actual historical return rates and reduce our revenues by these estimated future returns. If the historical data we use to calculate these estimates does not properly reflect future returns, these estimates could be revised. In addition, we defer revenue associated with long-term customer maintenance contracts. Revenue on these contracts is recognized ratably over the length of the customer contract.

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

Deferred and Refundable Taxes

We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of December 31, 2003, we have $77.1 million in net deferred tax assets. In order to fully utilize these deferred tax assets we need to generate sufficient amounts of future U.S. taxable income. We believe that it is more likely than not that we will generate sufficient future taxable income to utilize these assets and therefore, as of December 31, 2003, we have not established a valuation allowance against these assets.

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

In June 2002, we completed our transitional goodwill and purchased intangibles impairment tests outlined under SFAS 142 which required the assessment of goodwill and purchased intangibles for impairment as of January 1, 2002 and in the fourth quarter of 2003 and 2002, we completed our annual impairment tests. The assessment of goodwill impairment was conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. The assessment of purchased intangibles impairment was conducted by comparing the fair value of the purchased intangible with its carrying amount as of that date. Based on the results of these impairment tests, we determined that our goodwill assets and purchased intangible assets were not impaired as of January 1, 2002 or during 2003 or 2002. We plan to conduct our annual impairment tests in the fourth quarter of every year, unless impairment indicators exist sooner. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill impairment tests.

Non-marketable Securities

We periodically make strategic investments, or have acquired these investments through business acquisitions, in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. These investments had a carrying value of $0.9 million as of December 31, 2003, and have been permanently written down by a total of $12.5 million from original cost.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, (SFAS 145) “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS 145 rescinds SFAS No. 4, (SFAS 4) “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. We adopted SFAS 145 effective January 1, 2003 and the adoption did not have any effect on our consolidated results of operations, financial condition or cash flows.

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

In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. We have applied the recognition provisions of FIN 45 to guarantees issued from January 1, 2003. The Company has adopted FIN 45 disclosure requirements. The adoption of FIN 45 did not have a material impact on our consolidated results of operations, financial condition or cash flows.

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

OTHER FACTORS AFFECTING FUTURE OPERATIONS

Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any or all of these risks. The trading price of our common stock could decline significantly due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Our quarterly operating results may fluctuate significantly and are not a good indicator of future performance.

Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control. These factors include:

•	market acceptance and transition of new product introductions, including the VSX 7000, other new products launched in 2003, new products launched in the future, and product enhancements by us or our competitors;

•	difficult general economic conditions, as has been the case with the recent global economic uncertainty and downturn in technology spending, and specific economic conditions prevailing in the communications industry and other technology industries;

•	the prices and performance of our products and those of our competitors;

•	further changes to our channel partner contracts and channel partner strategy, including changes to our channel partner contracts in North America which has led to, a change in the number and mix of channel partners, which has resulted in a smaller number of channel partners and to some of our channel partners adding our competitors’ products to their portfolio and could lead to more doing so; changes to our channel partner contracts in Europe, Asia and Latin America which could lead to a change in the number and mix of channel partners, to a smaller number of channel partners and could lead to the same channel upset already experienced in North America;

•	recent changes in our sales management and sales organization which could result in disruptions among our channel partners;

•	the timing and size of the orders for our products;

•	our distribution channels reducing their inventory levels;

•	slowing sales by our channel partners to their customers which places further pressure on our channel partners to minimize inventory levels and reduce purchases of our products;

•	the level and mix of inventory that we hold to meet future demand;

•	the near and long-term impact of the military action in Iraq or other hostilities;

•	the near and long-term impact of terrorist attacks and incidents and any military response or uncertainty regarding any military response to those attacks;

•	the impact of the unstable political situation in Israel and military action by the Israeli government and other hostilities in the Middle East and their impact on our Israeli operations;

•	the shift in sales mix of products we sell to lower margin products;

•	the shift in revenues to upgrade revenues as opposed to full systems in our Network Systems segment, which could lead to lower revenues;

•	fluctuations in the level of international sales and our exposure to international currency fluctuations in both revenues and expenses;

•	the cost and availability of components;

•	manufacturing costs;

•	the level and cost of warranty claims;

•	the impact of disruptions at the sites of our primary manufacturing partners in Thailand, China, Singapore and Israel or raw material suppliers to these primary manufacturing partners, for any reason, including the recurrence of SARS or other similar event;

•	the impact of disruptions in our operations, for any reason, including the recurrence of SARS or other similar event;

•	the impact of seasonality on our various product lines and geographic regions;

•	the introduction of web collaboration solutions that compete with our web collaboration or video solutions;

•	adverse outcomes to intellectual property claims particularly the Collaboration Properties, Inc. litigation; and

•	the level of royalties we must pay to third parties.

We experienced sequential quarterly revenue growth from 1998 through 2000. Since that time we have experienced fluctuations in our quarterly operating results due to these or other factors. These and other factors could further prevent us from attaining or sustaining sequential quarterly growth or meeting our expectations regarding our operating results, and investors should not use our past results to predict future operating margins and results. For example, although we experienced sequential quarterly revenue increases in the second, third and fourth quarters of 2003, primarily related to increases in our video and network systems product revenues, we experienced sequential quarterly revenue decreases in the first quarter of 2003, and the second, third and fourth quarters of 2002, primarily related to declines in our combined video communications and network systems product revenue. In addition, we incurred a significant net loss in 2001 due to charges related to acquisitions completed in that year, as well as a net loss in the first quarter of 2003.

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

The markets for video and voice communications and network systems products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, proper positioning of new products in relation to our total product portfolio and their relative pricing, differentiation of new products from those of our competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with compatibility issues, channel partner training, technical and sales support as well as field support are also factors that may affect our success in this market. When we take any significant actions regarding our product offerings, or acquire new product offerings, it is important to educate and train our channel partners to avoid any confusion as to the desirability of the new product offering compared to our existing product offerings. In October 2003, we launched a new video product offering, the VSX 7000. While we believe we have taken the appropriate measures to educate and train our channel partners, there is a risk that the launch of this low end video product could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any video product until they determine if the VSX 7000 is a more desirable product than our existing video products or purchase this lower end video product instead of our higher end video products, including the ViewStation EX and FX. Such delays in purchases or purchases of the VSX 7000 instead of our higher end video products, could adversely affect our revenues, gross margins and operating results in the period of the delay. In addition, in 2003 we launched new voice, video and network systems products. These new product launches, or any new product launch in the future, could also cause confusion amongst our channel partners as we educate and train them on, and as they take time to evaluate, these new product offerings. Further, the shift in communications from circuit-switched to IP-based technologies over time may require us to add new channel partners, enter new markets, such as the service provider market, and gain new core technological competencies. We are attempting to address these needs, including developing a service provider strategy, and the need to develop new products through our internal development efforts, joint developments with other companies and through acquisitions. We may not identify successful new product opportunities and develop and bring products to market in a timely manner or be successful in developing a service provider strategy. Additionally, we cannot assure you that competing technologies developed by others will not render our products or technologies obsolete or noncompetitive. Further, as we introduce new products that can or will obsolete existing products, these product transition cycles may not go smoothly, causing an increased risk of inventory obsolescence and relationship issues with our channel partners. The failure of our new product development efforts, any inability to service or maintain the necessary third-party interoperability licenses, our inability to properly manage product transition and our inability to enter new markets, such as the service provider market, would harm our business and results of operations.

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

Our video communications product development group is located in Massachusetts and Texas, our voice communications product development group is dispersed among California, Georgia and Canada and our network systems product development group is dispersed among Colorado, Georgia and Israel. Therefore, we may experience product delays in the future, due to communications, logistics or other issues involved in coordinating a large geographically separated product development group.

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

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our SoundStation IP and SoundPoint IP products are dependent on the roll out of voice-over-IP, or VoIP, technologies. In addition, VoIP products are traditionally sold through service providers. Our strategy surrounding selling our VoIP products and developing our Service Provider network is just being initiated and there can be no guarantee that we will be successful in developing such a strategy or establishing a successful service provider network. The success of our ViaVideo II product depends on the increased use of desktop video collaboration technologies. The success of our WebOffice product is dependent on the increased use and acceptance of web collaboration technologies in concert with audio and video conferencing. The success of all of our products is also dependent on how quickly SIP is deployed as a new technology standard and how quickly we adopt and integrate this new standard into our existing and future products. If the use of new technologies that our current and future products are based on does not occur, or the development of suitable sales channels does not occur, or occurs more slowly than expected, we may not be able to sell certain of our products in significant volumes and our business may be harmed.

Lower than expected market acceptance of our products, price competition and other price decreases would negatively impact our business.

If the market does not accept our products, including the new products launched in 2003, our profitability could be harmed. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment and network systems which could cause us to reduce the prices for any of these products or discontinue one product with the intent of simplifying our product offering and enhancing sales of a similar product. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products in the hope of stimulating growth in a similar product. While we cannot assure you that these actions would have the desired result, any of these actions could have an adverse impact on our product margins and profitability.

Product obsolescence, excess inventory and other asset impairment can negatively affect our results of operations.

We operate in a high technology industry which is subject to rapid and frequent technology and market demand changes. These changes can often render existing or developing technologies obsolete. In addition, the introduction of new products and any related actions to discontinue existing products can cause existing inventory to become obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the recorded value of existing inventory is greater than its fair market value. For example, this situation occurred in the third quarter of 2003 as we wrote down inventories of a product in development as a result of a delay in the product introduction. Also, our ViewStation product and iPower products offer certain comparable functionality and may compete with each other for customers. In addition, we launched several new products in 2003. If sales of one of these products have a negative effect on sales of another of our products, it could significantly increase the inventory levels of the negatively impacted product. The potential for new products to render existing products obsolete, cause inventories of existing products to increase, cause us to discontinue a product or reduce the demand for existing products exists for every one of our products.

We purchased several businesses in 2001 and 2002 which included goodwill valued at approximately $290 million and other purchased intangible assets valued at approximately $15 million as of December 31, 2003. This represents a significant portion of our recorded assets. Generally accepted accounting principles related to goodwill and other intangibles changed with the issuance of Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets” which we adopted effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives, but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values which could result in a full write-off of their book value. If these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” in our balance sheets. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have recorded charges against earnings totaling $12.5 million from fiscal 2000 through 2003 associated with the impairment of these investments, which has been reflected in “Loss on strategic investments” in the statements of operations. As of December 31, 2003, our investments in private companies are valued at $0.9 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

Failure to adequately service and support our products could harm our results of operations.

Our recent growth has been due in large part to an expansion into products with more complex technologies, including our network systems products, new video product offerings and our software products. This has increased the need for product warranty and service capabilities. If we cannot develop and train our internal support organization or maintain our relationship with our outside technical support provider, it could harm our business.

In addition, we are including service support with the recent launch of the VSX 7000 product. We view this service offering, and other service offerings, to be a key success factor in our business. We are currently reorganizing our service organization to, among other things, more fully integrate the service businesses of our recent acquisitions. As part of this effort, we are also implementing a new customer relationship management system, which we expect to provide better information for us to provide improved customer support. If we do not manage this difficult reorganization properly, we could alienate our customers or channel partners which could harm our business and results of operations.

General economic conditions may reduce our revenues and harm our business.

As our business has grown, we have become increasingly exposed to adverse changes in general economic conditions which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, deferral or delay of purchase commitments for our products and increased competition. These factors adversely impacted our operating results in 2001, where we experienced a sequential revenue decrease in each of the first two quarters. We also experienced sequential revenue decreases in the second, third and fourth quarters of 2002 and the first quarter of 2003 due in part to these factors. While there has been some improvement in technology spending and the global economy, constraints in technology capital spending still exist and could have an adverse impact on 2004. In addition, in the first quarter of 2003, we noted a greater decrease in revenue from products with higher average selling prices, such as our network systems products, which we believe resulted from adverse economic conditions.

We implemented restructuring actions in 2002 and the first and second quarters of 2003 to reduce our overall cost structure. As a result of these actions, we recorded restructuring charges of $1.7 million in 2002 and $5.0 million in 2003. These charges consisted of severance and other employee termination benefits related to workforce reductions. If we do not achieve the anticipated cost reductions our business could be harmed. In addition, these restructuring actions may not be sufficient and additional actions may need to be taken in the future.

In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales growth. If such sales growth does not occur in the time frame anticipated by these channel partners for any reason, including a recurrence in 2004 of the recent global economic uncertainty and downturn in technology spending, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels which would harm our business. For example, our channel partners reduced their inventory levels during 2001 in anticipation of lower end-user demand. Also, in 2002 and 2003, we began to implement a new direct-touch strategy in concert with a realignment of our channel partner strategy. This strategy enables us to have more direct interaction with our end-user customers. This strategy shift includes channel certifications for certain network systems and video products that we believe will yield a higher level of end-user customer satisfaction. As part of this new channel partner strategy and a result of the recent economic downturn, the channel inventory model has changed to reduce channel inventories at those channel partners that stock product and to move some channel partners to a drop shipment method for their end-user customers as opposed to having these partners carry inventory. During the second quarter of 2003, we believe that we essentially completed our channel inventory reduction program and we believe that, in aggregate, we will see only minor variations, upwards or downwards, in channel inventory weeks within product lines or regions moving forward. During the third and fourth quarters of 2002 and the first half of 2003 we believe our channel partners’ video and voice inventory decreased over the respective prior periods. In the third quarter of 2003, channel inventories remained stable. Voice channel inventories decreased in the fourth quarter of 2003, although we did see a slight increase in video channel inventories, primarily as a result of advance purchases of video inventory related to some specific end-user opportunities in the first quarter of 2004 in the Asia Pacific region. The decrease in channel inventories in the last half of 2002 was due largely to this shift in channel partner strategy resulting in us shipping fewer video and voice units to channel partners in the third and fourth quarter of 2002 and our channel partners lowering inventory levels as a result of lower end-user demand. In the first and second quarters of 2003, we believe that sales of our products by our channel partners to end-user customers exceeded the number of units that we shipped to the channel as a result of increased end-user demand, thereby decreasing overall inventory at our channel partners. The decreased channel inventory levels had less impact on sales of iPower video units and products in our Network Systems segment, which are not typically carried in inventory by our channel partners. In fact, sales of our network systems products for the third and fourth quarters of 2003 increased 21% sequentially, in each quarter.

If we fail to compete successfully, our business and results of operations would be significantly harmed.

We face significant competition in the communications industry which is subject to rapid technological change. In video communications, our major competitors include Tandberg and a number of other companies including Aethra, ClearOne Communications, Huawei, NEC, Panasonic, Philips, Sony, VCON and VTEL, as well as various smaller or new industry entrants. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video communications products or may partner with companies which have more substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market or sell their products. For example, Cisco Systems recently announced a strategic relationship with Tandberg, our major competitor in the video communications market. We believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, 3Com, Hewlett-Packard, Dell, Microsoft, Nortel Networks, RealNetworks and WebEx, that enable web-based or network-based video and collaboration communications. The market for voice communications equipment, including voice conferencing and desktop equipment, is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. In voice communications, our major competitors include Aethra, ClearOne Communications, Konftel, Mitel, Soundgear and other companies that offer lower cost, full-duplex speakerphones. In the VoIP desktop space, there are several low cost manufacturers in Asia and Europe that are emerging. In addition, there are notable PBX and IP Call Manager manufacturers that compete in the standards based IP space including Avaya, Cisco, Mitel and Siemens. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that are lower cost than our voice communications products. Our network systems business has significant competition from RADVISION, and a number of other companies, including Avaya, Cisco Systems, First Virtual, Huawei and Tandberg. In addition, it is possible that we will see increased competition in all of our product lines to the extent that one or more of our competitors join together either through mutual agreement or acquisitions to form new partnerships to compete against us. These competitors on a stand-alone basis or on a combined basis could have more substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products.

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

Our quarterly revenues and operating results depend upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. Moreover, the majority of our orders in a given quarter historically have been shipped in the last month of that quarter and sometimes in the last few weeks of the quarter. In 2003, we did end the third and fourth quarters with a more significant amount of order backlog than our historical experience, principally as a result of our new channel strategy, the establishment of product lead times to maximize our inventory efficiency and our focus on operational officiencies in the logistics area. We believe that the current level of backlog, as a percent of current quarters net revenues, is potentially maximized as a result of established product lead times; therefore there is no assurance that we will be able to maintain and it is unlikely that we will grow this level of backlog in future quarters, which is dependent in part on the ability of our sales force to generate orders linearly throughout the quarter and our ability to forecast revenue mix and plan our manufacturing accordingly. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could significantly negatively impact end-user orders which could in turn negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline to more historical levels or even to zero. The return to historical linearity levels or any failure or delay in the closing of orders during the last part of a quarter would materially harm our operating results, as occurred in the first quarter of 2003 and the second and third quarters of 2002. Furthermore, we may be unable to ship products in the period we receive the order, due to these or other factors, which would have an adverse impact on our operating results. In such events, the price of our common stock would decline.

Difficulty in estimating channel partner orders can harm our operating results, the establishment of product lead times to maximize our inventory efficiency and our focus on operations efficiency in the logistics area.

Net revenues for any particular quarter are extremely difficult to predict, with any degree of certainty. We typically ship products within a short time after we receive an order and therefore, backlog is not a good indicator of future net revenues. In 2003, we did end the third and fourth quarters with a more significant amount of order backlog than our historical experience, principally as a result of our new channel strategy, the establishment of product lead times to maximize our inventory efficiency and our focus on operational officiencies in the logistics area. There is no assurance that we will be able to maintain and it is unlikely that we will grow this level of backlog in future quarters, which is dependent in part on the ability of our sales force to generate orders linearly throughout the quarter and our ability to forecast revenue mix and plan our manufacturing accordingly. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders which could in turn significantly negatively affect orders from our channel partners in any given quarter. Accordingly, our expectations for both short and long-term future net revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. Because we historically have received a majority of our channel partner orders in the last month of a quarter and often in the last few weeks of the quarter, we are limited in our ability to reduce expenses quickly if for any reason orders and net revenues do not meet our expectations in a particular period. Accordingly, any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

We face risks related to our dependence on channel partners to sell our products.

We are subject to risks associated with our channel partners’ product inventories and product sell-through.

We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to dealers and end-users. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as a recurrence of the recent global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our net revenues would be negatively affected. For example, the economic downturn negatively affected our business and operating results in 2001, and the global economic uncertainty and downturn in technology spending negatively affected our business and operating results in 2002 and the first quarter of 2003. While there has been some improvement in technology spending and the global economy, constraints in technology capital spending still exist and if these conditions recur in the future, our business and operating results will continue to be negatively affected. In addition, if channel partners decide to purchase more inventory, due to product availability or other reasons, than is required to satisfy end-user demand or if end-user demand does not keep pace with the additional inventory purchases, channel inventory could grow in any particular quarter which could adversely affect product revenues in the subsequent quarter. Moreover, if we choose to eliminate or reduce special cost or stocking incentive programs, quarterly revenues may fail to meet our expectations or be lower than historical levels. In addition, as a result of changes in sales management and our sales organization, we have implemented changes to our partner strategy in North America and plan to continue to implement changes, internationally to our channel partner strategy and contracts which may continue to result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with even more direct interaction between us and our direct end-user customers. In addition, this channel strategy has and could continue to upset our channel partners to the extent that they could add competitive products to their portfolios or shift more emphasis to selling our competitors products. These changes may continue to cause disruptions in our channels and negatively impact revenue growth in the near term.

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

Our business has been harmed and could be harmed further if our large channel partners continue to be affected by the recurrence of global economic uncertainty and a downturn in technology spending. For example, we have experienced a decline in revenues from WorldCom, Global Crossing and MCSi due to their financial troubles. This drop in the amount of orders we have received from these three channel partners negatively affected our revenues and profitability in the past.

To avoid confusion among our channel partners regarding our product offerings, we need to devote significant resources to educating and training them.

When we take any significant actions regarding our product offerings, or acquire new product offerings, it is important to educate and train our channel partners to avoid any confusion on the desirability of the new product offering in relation to our existing product offerings. In October 2003, we launched a new video product offering, the VSX 7000. While we believe we have taken the appropriate measures to educate and train our channel partners, there is a risk that the launch of this low end video product could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any video product, such as the ViewStation EX and FX, until they determine if the VSX 7000 is a more desirable product than our existing video products. Such delays in purchases could adversely affect our net revenues, gross margins and operating results in the period of the delay. In addition, in 2003 we launched new voice, video and network systems products. These new product launches, or any new product launch in the future, could cause confusion amongst our channel partners as we educate and train them on, and as they take time to evaluate, these new product offerings.

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

We have various OEM agreements with major telecommunications equipment manufacturers, such as Avaya, Cisco Systems and Nortel Networks, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create conflicts with our other channel partners who directly compete with our OEM partners, or could create conflicts among our OEM partners who compete with each other, which could adversely affect revenues from these other channel partners or our OEM partners. Conflicts among our OEM partners could also make partnering with these OEM partners increasingly difficult. Because many of our channel partners also sell equipment that competes with our products, these channel partners could devote more attention to these other products which could harm our business. For example, a significant amount of our network systems revenues in 2001 were generated from sales to Tandberg, Sony and VCON, which compete with us in the video communications product market. We believe that because of this conflict, they significantly reduced their orders of our network systems products in 2002 and 2003, which has impacted our sales of this product line. Further, other channel conflicts could arise which cause channel partners to devote resources to other non-Polycom communications equipment which would negatively affect our business or results of operations.

Some of our current and future products are directly competitive with the products of our channel and strategic partners. For example, we have an agreement with Cisco Systems under which we ship SoundStation IP conference phones for resale by Cisco Systems. In addition, Cisco sells a network systems product which is in direct competition with our network systems offerings and has just announced a partnership with Tandberg, one of our major competitors in the video communications business. As a consequence of conflicts such as these, there is the potential for our channel and strategic partners to significantly reduce their orders of our products or design our technology out of their products. In addition, competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies. Any such strain could limit the potential contribution of our strategic relationships to our business, restrict our ability to form strategic relationships with these companies in the future and create additional competitive pressures on us, including downward pressure on our average selling prices which would result in a decrease in both revenues and gross margins, any of which could harm our business.

Our channel partner contracts are typically short-term and early termination of these contracts may harm our results of operations.

We do not typically enter into long-term contracts with our channel partners, and we cannot be certain as to future order levels from our channel partners. When we do enter into a long-term contract, the contract is generally terminable at the convenience of the channel partner. In the event of an early termination by or loss of one of our major channel partners, we believe that the end-user customer would likely purchase from another one of our channel partners. If this did not occur and we were unable to rapidly replace that revenue source its loss would harm our results of operations.

We experience seasonal fluctuations in our revenues.

Sales of some of our products have experienced seasonal fluctuations which have affected sequential growth rates for these products, particularly in our third and first quarters. For example, there is generally a slowdown for sales of our products in the European region in the third quarter of each year and sales to government entities typically slow in our fourth quarter and to a greater extent in our first quarter. In addition, sales of our video communications products have typically declined in the first quarter of the year compared to the fourth quarter of the prior year. Seasonal fluctuations could negatively affect our business, which could cause our operating results to fall short of anticipated results for such quarters, as they did in the first quarter of 2003.

Difficulties we may encounter managing a substantially larger business could adversely affect our operating results.

Some of our officers and key personnel have worked together for only a short period of time or have only recently joined us.

Some of our officers and key personnel have worked together for only a short period of time. In addition, some of our executive officers have recently assumed significant new responsibilities. For example, in the first quarter of 2003, we hired a new Senior Vice President and General Manager, Video Communications, and a new Senior Vice President, Worldwide Sales, and reorganized our sales force and our video communications division. The sales force reorganization has resulted in the hiring of a significant amount of new senior sales management, including a new focus on government sales, and the movement of other senior sales management to new roles and responsibilities, including the promotion of one individual to the role of general manager of Asia Pacific. These new management changes could disrupt our sales, which in turn could result in reduced sales, confusion with our channel partners, and delayed introduction of new or upgraded products. The failure to successfully integrate new senior management could divert management’s attention from other ongoing business concerns.

If we fail to successfully attract and retain qualified personnel, our business will be harmed.

Our future success will depend in part on our continued ability to hire, assimilate and retain qualified personnel. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel, especially in light of our recent additions of senior management, reorganizations and restructurings. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, particularly technical and management, as needed, could harm our business. In addition, as we add more complex software product offerings, it will become increasingly important to retain and attract individuals who are skilled in managing and developing these complex software product offerings. Further, many of our key employees in Israel, who are responsible for development of our network systems products, are obligated to perform annual military reserve duty and may be called to active duty at any time under emergency conditions. The loss of the services of any executive officer or other key technical or management personnel could harm our business.

We experienced significant growth in our business and operations due to internal expansion and business acquisitions during the last five years, and if we do not appropriately manage this growth and any future growth, our operating results will be negatively affected.

Our business has grown in recent years through both internal expansion and business acquisitions, and continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. For example, our annual revenues increased from $52 million in 1997 to $420 million in 2003, and during the past twelve fiscal quarters, we acquired Accord, Circa, PictureTel, ASPI and MeetU. Further, our headcount increased from 175 employees at December 31, 1997 to 526 employees at December 31, 1999 and to 1,183 employees at December 31, 2003. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands place on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

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

We completed the acquisition of PictureTel in October 2001 and Voyant in January 2004. The complex process of integrating Voyant has required and will continue to require significant resources and has been and will continue to be time consuming, expensive and disruptive to our business. This integration has resulted in the diversion of management and financial resources from our core business objectives. Failure to achieve the anticipated benefits of this acquisition or to successfully integrate the operations of Voyant could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from this acquisition because of the following significant challenges:

•	potentially incompatible cultural differences between the two companies;

•	revenue concentration with a few large service provider customers;

•	majority of orders received in the last month of a quarter, typically the last few weeks of that quarter and the unpredictability of receipt of orders;

•	incorporating Voyant’s technology and products into our current and future product lines;

•	geographic dispersion of operations;

•	generating marketing demand for an expanded product line;

•	integrating Voyant’s products with our business, as we have limited experience in the service provider market;

•	the difficulty in leveraging Voyant’s and our combined technologies and capabilities across all product lines and customer bases; and

•	our inability to retain previous Voyant customers or employees.

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

We have spent and will continue to spend significant resources identifying and acquiring businesses. The efficient and effective integration of our acquired businesses into our organization is critical to our growth. In addition to Voyant and PictureTel, we acquired the following businesses in our prior fiscal years: Accord Networks Ltd., or Accord, in February 2001, Circa Communications, Ltd., or Circa, in April 2001, Atlanta Signal Processors, Incorporated, or ASPI, in November 2001, and MeetU.com, Inc., or MeetU, in June 2002. These and any future acquisitions involve numerous risks including difficulties in integrating the operations, technologies and products of the acquired companies, the diversion of our management’s attention from other business concerns and the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of these and any future acquisitions or to successfully integrate the operations of the companies we acquire could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additional costs associated with past acquisitions or any future acquisitions we may make.

Our failure to implement our restructuring plan related to PictureTel facilities could adversely impact our business.

We have a significant liability of approximately $25.7 million at December 31, 2003 related to vacant and redundant facilities in connection with our acquisition of PictureTel which is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. For example, we have an approximately 152,000 square foot building which is fully subleased to a third party for the length of our lease obligation. If this tenant were unable to fulfill, for any reason, their contractual obligations under the sublease, we would incur additional charges to operations which would harm our business. In addition, until our vacated and redundant facilities are subleased or the lease obligations for these facilities are terminated, we will continue to pay the contractual lease and facility operating expense obligations without any sublease income to offset these costs. Further, in the event that we agree to sublease a facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow up to and potentially exceeding our recorded liability at the time of such transaction, which would harm our operating cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

In November 2003, we entered into a lease amendment for one of our facilities for which we had previously provided a restructuring reserve. The original term of this lease, which ended in 2014, was amended to allow us to exit approximately one-third of the space in this facility (which is currently unoccupied) in November 2006 for a cash payment of $5.0 million, to exit an additional approximately one-third of the space in this facility (which is currently unoccupied) in November 2007 for an additional cash payment of $5.0 million, and to allow us the option of exiting the remaining one-third of this facility (which is currently occupied) in November 2008. The amendment also gives the landlord the right, until November 2008 to require us to exit the occupied space with six months notice. If we, either voluntarily, or as required by the landlord, exit the occupied space we will make a final $5.0 million payment to the landlord and we would begin to amortize our remaining leasehold improvements (net book value of $2.0 million at December 31, 2003) over six months. Should we or the landlord terminate our lease on the occupied space we would have six months to plan for and relocate these operations. This relocation could disrupt our operations and harm our operating results. The lease agreement was also amended to allow the landlord to sublet the unoccupied space earlier than November 2006 and November 2007. If the landlord is successful in releasing us from the space earlier than the amendment provides, we would make the related cash payments noted above, as regards to the currently unoccupied space only, and additional cash payments pertaining to fifty percent of the cash savings related to us no longer having to pay rent and common area maintenance charges on that portion of the building. To the extent that we or the landlord exercise their rights under this amendment, we will incur significant cash outflows.

We face risks related to our international operations and sales.

Because of our significant operations in Israel, we are subject to risks associated with the military, political and regulatory environment in Israel and the Middle East region.

The principal research and development and manufacturing facilities of our network systems group and many of that group’s suppliers are located in Israel. Political, economic and military conditions in Israel and the Middle East region directly affect our network systems group’s operations. A number of armed conflicts have taken place between Israel and its geographic neighbors. Current and future-armed conflicts or political instability in the region may impair our ability to produce and sell our network systems products and could disrupt research or developmental activities. This instability could have an adverse impact on our results of operations. Further, the military action in Iraq or other countries in the region perceived as a threat by the United States government could result in additional unrest or cause Israel to be attacked which would adversely affect our results of operations and harm our business.

The technology used to develop our current network systems products was developed in part with grants from the Israeli Office of the Chief Scientist. Under Israeli law, technology developed pursuant to grants from the Office of the Chief Scientist cannot be transferred to any person without the prior written consent of the Office of the Chief Scientist. The grants also contain restrictions on the ability to manufacture products developed with these grants outside of Israel. Approval to manufacture such products outside of Israel, if granted, is generally subject to an increase in the total amount to be repaid to the Office of the Chief Scientist of between 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel. These restrictions on the ability to transfer certain of our technology to third parties or manufacture products outside Israel may adversely affect our operating results and the development of additional network systems products and significantly reduce the value of the technology. We are in the process of developing and implementing a disaster recovery plan that could provide for manufacturing to be performed outside of Israel on a limited basis today, and a more extended basis in the event of a disaster. The implementation of such a disaster recovery plan could subject us to additional payments to the Office of the Chief Scientist, which could adversely affect our operating results.

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

International net revenues may fluctuate as a percentage of total net revenues in the future as we introduce new products. These fluctuations are primarily the result of our practice of introducing new products in North America first and the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, especially in our core European markets of France, Germany and the United Kingdom, our business could be harmed. We cannot assure you that we will be able to maintain or increase international market demand for our products.

Although, to date, a substantial majority of our international sales has been denominated in U.S. currency, we expect that a growing number of sales could be denominated in non-U.S. currencies as more international customers request billing in their currency. Our international operating expenses are denominated in foreign currency. As a result, we expect our business will be significantly more vulnerable to currency fluctuations which could adversely impact our results of operations. In addition, some of our competitors invoice in foreign currency, today, which could be a disadvantage to us. In 2003, our operating costs internationally have increased as a result of the weakness in the U.S. dollar. These currency fluctuations are recorded in other income (expense) in our consolidated statement of operations. While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, we from time to time engage in currency hedging activities solely to mitigate temporary currency fluctuation exposure. However, we have limited experience with these hedging activities, and they may not be successful which could harm our operating results and financial condition. In addition, significant adverse changes in currency exchange rates, as happened in the European market in 2000 and in the Asian market in late 1997, could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country, as discounts may be temporarily or permanently affected.

We have limited supply sources for some key components of our products, and our operations could be harmed by supply interruptions, component defects or unavailability of these components.

Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. We also obtain certain plastic housings, metal castings and other components from suppliers located in China and certain Southeast Asia countries, and any political or economic instability in that region in the future, quarantines or other restrictions associated with a recurrence of SARS or other infectious diseases, or future import restrictions, may cause delays or an inability to obtain these supplies. Further, we have suppliers in Israel and the military action in Iraq or war with other Middle Eastern countries perceived as a threat by the United States government may cause delays or an inability to obtain supplies for our network systems products. We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. We have had limited experience purchasing supplies of various components for our products, and some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In addition, companies with limited or uncertain financial resources manufacture some of these components. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components, develop alternative sources as needed, or companies with limited financial resources go out of business, our operating results could be seriously harmed. Moreover, our operating results would be seriously harmed by receipt of a significant number of defective components, an increase in component prices or our inability to obtain lower component prices in response to competitive price reductions. Additionally, our video communications products are designed based on integrated circuits produced by Philips Semiconductor, or Philips and Equator Technologies, and cameras produced by Sony. If we could no longer obtain integrated circuits or cameras from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we cannot assure you that we would be successful in obtaining these components from alternative sources in a timely or cost-effective manner. Additionally, both Sony and Philips compete with us in the video communications industry which may adversely affect our ability to obtain necessary components. The failure to obtain adequate supplies of vital components could prevent or delay product shipments which could harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products. Any delays in the availability of these key components could harm our business. In addition, the business failure or financial instability of any supplier of these components could adversely affect our cash flows if we were to expend funds in some manner to ensure our supply of those components.

Manufacturing disruption or capacity constraints would harm our business.

We subcontract the manufacture of our voice and video product lines to Celestica, a third-party contract manufacturer. We use Celestica’s facilities in Thailand, China and Singapore, and should there be any disruption in services due to natural disaster, quarantines or other restrictions associated with a recurrence of SARS, or other similar events, or economic or political difficulties in any of these countries or Asia or any other reason, such disruption would harm our business and results of operations. Also, Celestica’s facilities are currently the primary source manufacturer of these products, and if Celestica experiences an interruption in operations or otherwise suffers from capacity constraints, we would experience a delay in shipping these products which would have an immediate negative impact on our revenues. As a result, we may not be able to meet demand for our products which could negatively affect revenues in the quarter of the disruption and harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

Further, our network systems products are manufactured in Israel which is currently experiencing internal and external conflicts that include terrorist acts and military action. Also, the military action in Iraq or war with other Middle Eastern countries perceived as a threat by the United States government could cause us to experience a manufacturing disruption due to acts associated with these conflicts which could harm our business. In addition, certain technology used in our network systems products was developed through grants from the Office of the Chief Scientist in Israel. Under Israeli law, it is prohibited to transfer technology developed pursuant to these grants to any person without the prior written consent of the Office of the Chief Scientist. The grants also contain restrictions on the ability to manufacture products developed with these grants outside of Israel. Approval to manufacture such products outside of Israel, if granted, is generally subject to an increase in the total amount to be repaid to the Office of the Chief Scientist of between 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel. These restrictions on the ability to transfer technology to third parties or manufacture products outside Israel may adversely affect our operating results and significantly reduce the value of the technology developed under these grants. We are in the process of developing and implementing a disaster recovery plan that could call for manufacturing to be performed outside of Israel on a limited basis, and a more extended basis in the event of a disaster. Today we are performing final test and assembly on a limited basis, in Atlanta, Georgia. The implementation of such a disaster recovery plan could subject us to additional payments to the Office of the Chief Scientist, which could adversely affect our operating results.

If we have insufficient proprietary rights or if we fail to protect those rights we have, our business would be materially impaired.

We rely on third-party license agreements and termination or impairment of these agreements may cause delays or reductions in product introductions or shipments which would harm our business.

We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, EBSNet, Mitsubishi, Omnitel, RADVISION and Telesoft, video algorithm protocols from Ezenia! and Real Networks, development source code from Avaya, Cisco Systems, Hughes Software Systems, Ltd. and Philips Semiconductor, audio algorithms from Lucent Technologies, Nortel Networks and Texas Instruments, communication software from DataBeam and Windows software from Microsoft. These third-party software licenses may not continue to be available to us on commercially reasonable terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business and results of operations.

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

Our operations are vulnerable to interruption by fire, earthquake, typhoon, power loss, telecommunications failure, quarantines or other restrictions associated with a recurrence of SARS, or other similar events, national catastrophe, such as the terrorist attacks which occurred on September 11, 2001, war, ongoing Iraqi disturbances, an attack on Israel and other events beyond our control. We do not have a fully implemented detailed disaster recovery plan. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

Our cash flow could fluctuate due to the potential difficulty of collecting our receivables.

Over the past few years, we initiated significant investments in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our net revenues, as happened from 1999 through 2003, accounts receivable balances will likely increase as compared to previous years. Although, from time to time, we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepaid discounts, these additional incentives have lowered our profitability. In addition, the recurrence of economic uncertainty or downturn in technology spending in the United States may restrict the availability of capital which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, which occurred with Global Crossing, WorldCom and MCSi. Either of these conditions would harm our cash flow and days sales outstanding performance. Although in recent quarters our experience in collecting receivables has been good and we expect this trend to continue, there can be no assurance that it will continue. Over the past several quarters, our days sales outstanding (DSO) metrics have improved to record levels. There is no assurance that the current level of DSO will be maintained and in all likelihood DSO metrics will go up as revenues increase, as a result of fluctuations in revenue linearity as a result of fluctuations in revenue linearity, as a result of extending credit terms to customers who have previously been on cash terms, as a result of future acquisitions, or any other factors.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and bank borrowings. We do not use derivative financial instruments in our investment portfolio which only includes highly liquid, high quality instruments, with the exception of the $0.1 million invested in equity securities of publicly traded companies. We may occasionally use forward contracts as a hedge against currency exchange rate fluctuations which may affect the value of trade receivables billed in currencies other than the United States dollar. As of December 31, 2003, we have no open foreign currency hedging contracts.

The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected in our consolidated balance sheets based on the short maturities of these financial instruments. Short-term and long-term investments consist of U.S., state and municipal government obligations and foreign and domestic public corporate debt and equity securities, of which a total of $0.1 million was strategically invested in certain equity securities of publicly traded companies at December 31, 2003. These investments in equity securities of publicly traded companies are subject to market price fluctuations which are primarily influenced by changes in interest rates and credit quality and are marked to market each period by recording an unrealized gain or loss in the consolidated statement of operations. If we sell our short-term or long-term investments prior to their maturity, we may incur a charge to operations in the period the sale took place. For 2003, 2002 and 2001, we realized $0.2 million, $3.9 million, and $0.1 million in losses related to the sale or write-down of our strategic investments in certain equity securities of publicly traded companies, which is reflected in “Loss on strategic investments” in the consolidated statements of operations.

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents and investments in equity securities of publicly traded companies, held at December 31, 2003 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

Issuer	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$134,105	$133,701	$133,298	$132,894	$132,491
State and local governments	6,942	6,921	6,900	6,879	6,858
Corporate debt securities	244,902	244,165	243,428	242,691	241,954

Total	$385,949	$384,787	$383,626	$382,464	$381,303

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

Issuer	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$133,701	$133,500	$133,298	$133,096	$132,894
State and local governments	6,921	6,910	6,900	6,890	6,879
Corporate debt securities	244,165	243,796	243,428	243,059	242,691

Total	$384,787	$384,206	$383,626	$383,045	$382,464

A substantial majority of our sales are denominated in U.S. dollars. However, we are selling iPower products and related services in some local currencies, primarily Euros, British Pounds, Hong Kong Dollars, Singapore Dollars and Japanese Yen, which have increased our foreign currency exchange rate fluctuation risk. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies, thereby further increasing our foreign exchange risk. While we do not hedge for speculative purposes, in the event of a significant transaction due in a foreign currency, we may enter into a foreign currency forward exchange contract for hedging purposes.

In connection with the acquisition of PictureTel completed in October 2001, we assumed PictureTel’s existing hedging program to hedge intercompany receivables between PictureTel and its foreign subsidiaries. Two forward contracts were entered during the month of December 2001 for $1.7 million and matured during the first quarter of 2002 and did not have a material effect on our consolidated financial position, results of operations and cash flows. There were no forward contracts outstanding as of December 31, 2003 or 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 and the financial statement schedules required by Item 15(a)(2) are included in pages F-1 to F-36 and S-2, respectively. The supplemental data called for by Item 8 is presented on page S-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding our directors required by this item is included under the caption “Election of Directors” in our Proxy Statement for our 2004 Annual Meeting of Stockholders and is incorporated in this Item 10 by this reference. The information regarding our current executive officers found under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K is also incorporated by reference in this Item 10. The information regarding compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2004 Annual Meeting of Stockholders and is incorporated in this Item 10 by this reference. The information regarding our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is included under the caption “Management—Code of Ethics” in the Proxy Statement for our 2004 Annual Meeting of Stockholders and is incorporated in this Item 10 by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the caption “Management” in the Proxy Statement for our 2004 Annual Meeting of Stockholders and is incorporated in this Item 11 by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT

The information required by this item is included under the caption “Management-Ownership of Securities” and “Management—Equity Compensation Plan Information” in the Proxy Statement for our 2004 Annual Meeting of Stockholders and is incorporated in this Item 12 by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption “Management—Employment Contracts, Change of Control Arrangements and Certain Transactions” in the Proxy Statement for our 2004 Annual Meeting of Stockholders and is incorporated in this Item 13 by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Principal Accounting Fees and Services” in the Proxy Statement for our 2004 Annual Meeting of Stockholders and is incorporated in this Item 14 by this reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this Report:

1. Financial Statements (see Item 8 above).

Polycom, Inc. Consolidated Financial Statements as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003.

2. Financial Statement Schedule (see Item 8 above). The following Financial Statement Schedule is filed as part of this Report:

Schedule II—Valuation and Qualifying Accounts.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits.

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization dated December 5, 2000, by and among the Registrant, Merger Sub Ltd. and Accord Networks Ltd. (which is incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission (the “Commission”) on December 12, 2000).

2.2	Agreement and Plan of Merger dated May 24, 2001, by and among the Registrant, Pharaoh Acquisition Corp. and PictureTel Corporation (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-63252) filed with the Commission on June 18, 2001).

2.3	Addendum to the Agreement and Plan of Merger, dated May 24, 2001, by and among the Registrant, Pharaoh Acquisition Corp. and PictureTel Corporation (which is incorporated herein by reference to Exhibit 12(d)(4) to Amendment No. 6 to the Schedule TO filed with the Commission on October 3, 2001).

2.4	Asset Purchase Agreement, dated as of January 28, 2003, by and between Polycom, Inc. and Verilink Corporation (which is incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed with the Commission on February 12, 2002.

2.5	Agreement and Plan of Merger dated as of November 21, 2003 by and among Polycom, Inc., Voyager Acquisition Corporation and Voyant Technologies, Inc. (which is incorporated herein by reference to Exhibit 21 to the Form 8-K filed by the Registrant with the Commission on January 16, 2004.

3.1	Restated Certificate of Incorporation of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 18, 2003.

3.2	Amended and Restated Bylaws of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2001).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock certificate (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-02296) filed with the Commission on March 12, 1996 (the “1996 S-1”)).

4.3	Amended and Restated Investor Rights Agreement, dated May 17, 1995, among the Registrant and the Investors named therein (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s 1996 S-1).

4.4	Preferred Shares Rights Agreement dated as of July 15, 1998 and as amended March 2, 2001, between Polycom, Inc. and Fleet Bank, N.A. F/K/A BankBoston N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights Attached thereto as Exhibits A, B and C, respectively (which is incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed with the Commission on March 2, 2001).

10.1*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s 1996 S-1).

10.2*	The Registrant’s 1996 Stock Incentive Plan, as amended (which is incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-108049).

10.3*	The Registrant’s 1996 Employee Stock Purchase Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s 1996 S-1).

10.4*	ViaVideo Communications, Inc. 1996 Stock Option/Stock Issuance Plan and related agreements (which are incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-45351).

10.5	Lease Agreement by and between the Registrant and Trinet Essential Facilities XXVI, dated December 1, 1999, regarding the space located at 1565 Barber Lane, Milpitas, California (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2000).

Exhibit No.	Description

10.6	Lease Agreement by and between the Registrant and WJT, LLC, dated February 19, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2001).

10.7*	Accord Networks Ltd. 1995 Employee Share Ownership and Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.8*	Accord Networks Ltd. Share Ownership and Option Plan (2000) and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.9*	Accord Networks Ltd. 2000 Share Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.10	Accord Networks Ltd. 2000 Non-Employee Director Stock Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.11	Circa Communications, Ltd Stock Option Plan and related agreements (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-59820) filed with the Commission on April 30, 2001).

10.12*	Form of Change of Control Severance Agreement with the Chief Executive Officer and Chief Financial Officer of the Registrant, effective as of March 28, 2001 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 16, 2001).

10.13*	Form of Change of Control Severance Agreement with management of the Registrant other than the Chief Executive Officer and Chief Financial Officer, effective as of March 28, 2001 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 16, 2001).

10.14	Amendment No. 1 to Lease by and between the Registrant and WJT, LLC, dated October 5, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2002).
10.15	PictureTel Corporation 1998 Acquisition Stock Option Plan and form of Non-Statutory Stock Option (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-72544) filed with the Commission on October 31, 2001).

10.16*	Polycom, Inc. 2001 Nonstatutory Stock Option Plan and form of agreement thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on form 10-Q filed with the Commission on November 13, 2001.

10.17	Atlanta Signal Processors, Incorporated 1997 Incentive Stock Plan and forms of Stock Option Grant, Exercise Agreement and Employee Shareholder Agreement (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-76312) filed with the Commission on January 4, 2002).

10.18	Lease Agreement by and between PictureTel Corporation and 100 Minuteman Limited Partnership, dated October 10, 1995, as amended, regarding the space located at 100 Minuteman Rd., Andover, Massachusetts (which is incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2002).

10.19*	Amended Summary and Rescission of Arrangement between the Registrant and Robert C. Hagerty (which is incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 18, 2003).

10.20*	Form of Severance Agreement between the Registrant and Robert C. Hagerty (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003.

Exhibit No.	Description

10.21*	Summary of Arrangement between the Registrant and its Senior Executive Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

10.22(1)	Amendment No. 6 to Lease Agreement by and between PictureTel Corporation and 100 Minuteman Limited Partnership, effective November 25, 2003, regarding the space located at 100 Minuteman Rd., Andover, Massachusetts.

21.1(1)	Subsidiaries of the Registrant.

23.1(1)	Consent of Independent Accountants.

24.1(1)	Power of Attorney (included on page 56 of this Annual Report on Form 10-K).

31.1(1)	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

(1)	Filed herewith.

(b)	Reports on Form 8-K.

On October 16, 2003, we filed a Current Report on Form 8-K under Item 12 to furnish our press release reporting our results for the three and nine months ended September 30, 2003.

We filed no other Reports on Form 8-K during the quarter ended December 31, 2003.

(c)	Exhibits.

See Item 15(a)(3) above.

(d)	Financial Statement Schedules.

See Items 8 and 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 9th day of March, 2004.

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

Signature	Title	Date

/S/ ROBERT C. HAGERTY Robert C. Hagerty	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 9, 2004

/S/ MICHAEL R. KOUREY Michael R. Kourey	Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	March 9, 2004

/S/ KATHLEEN M. CRUSCO Kathleen M. Crusco	Vice President, Worldwide Controller (Principal Accounting Officer)	March 9, 2004

/S/ BETSY S. ATKINS Betsy S. Atkins	Director	March 9, 2004

/S/ JOHN SEELY BROWN John Seely Brown	Director	March 9, 2004

/S/ DURK I. JAGER Durk Jager	Director	March 9, 2004

/S/ JOHN A. KELLEY John A. Kelley	Director	March 9, 2004

/S/ STANLEY J. MERESMAN Stanley J. Meresman	Director	March 9, 2004

/S/ WILLIAM A. OWENS William A. Owens	Director	March 9, 2004

/S/ THOMAS G. STEMBERG Thomas G. Stemberg	Director	March 9, 2004

POLYCOM, INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Polycom, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Polycom, Inc. and its subsidiaries (“the Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material aspects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the accompanying consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

PricewaterhouseCoopers LLP

San Jose, California

February 23, 2004

POLYCOM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$212,562	$155,191
Short-term investments	15,703	38,670
Trade receivables, net of allowance for doubtful accounts of $2,509 and $4,440 in 2003 and 2002, respectively	42,836	65,470
Inventories	24,845	32,308
Deferred taxes	20,589	29,787
Prepaid expenses and other current assets	19,472	16,622

Total current assets	336,007	338,048
Property and equipment, net	28,493	28,428
Long-term investments	368,020	319,147
Goodwill	289,508	300,039
Purchased intangibles, net	15,236	32,827
Deferred taxes	56,513	53,446
Other assets	10,013	4,939

Total assets	$1,103,790	$1,076,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,247	$29,788
Accrued payroll and related liabilities	12,644	7,540
Taxes payable	49,417	44,338
Deferred revenue	20,524	16,950
Other accrued liabilities	26,846	36,519

Total current liabilities	145,678	135,135
Long-term liabilities	28,833	37,996

Total liabilities	174,511	173,131

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares in 2003 and 2002
Issued and outstanding: one share in 2003 and 2002	—	—
Common stock, $0.0005 par value:
Authorized: 175,000,000 shares
Issued and outstanding: 99,349,703 shares in 2003 and 98,987,386 shares in 2002	50	50
Additional paid-in capital	871,383	866,044
Cumulative other comprehensive income	224	2,152
Unearned stock-based compensation	(249)	(573)
Retained earnings	57,871	36,070

Total stockholders’ equity	929,279	903,743

Total liabilities and stockholders’ equity	$1,103,790	$1,076,874

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Net revenues	$420,423	$452,091	$366,831
Cost of net revenues	165,577	187,513	145,245

Gross profit	254,846	264,578	221,586

Operating expenses:
Sales and marketing	101,884	97,105	71,844
Research and development	72,638	72,487	52,331
General and administrative	31,334	29,947	21,564
Acquisition-related costs	386	3,699	24,077
Purchased in-process research and development	—	900	52,642
Amortization of purchased intangibles	17,591	17,135	3,905
Amortization of goodwill	—	—	2,114
Restructure costs	5,029	1,657	—
Litigation settlement	—	(257)	—

Total operating expenses	228,862	222,673	228,477

Operating income (loss)	25,984	41,905	(6,891)
Interest income, net	8,451	9,492	12,755
Loss on strategic investments	(737)	(7,465)	(3,178)
Other income (expense), net	(1,774)	527	(608)

Income from continuing operations before provision for income taxes	31,924	44,459	2,078
Provision for income taxes	8,958	11,675	20,379

Income (loss) from continuing operations	22,966	32,784	(18,301)
Loss from discontinued operations, net of taxes	(695)	(6,024)	(9,399)
Gain from sale of discontinued operations, net of taxes	552	—	—

Net income (loss)	$22,823	$26,760	$(27,700)

Basic net income (loss) per share:
Income (loss) per share from continuing operations	$0.23	$0.33	$(0.22)
Loss per share from discontinued operations, net of taxes	(0.01)	(0.06)	(0.11)
Gain per share from sale of discontinued operations, net of taxes	0.01	—	—

Basic net income (loss) per share	$0.23	$0.27	$(0.33)

Diluted net income (loss) per share:
Income (loss) per share from continuing operations	$0.23	$0.33	$(0.22)
Loss per share from discontinued operations, net of taxes	(0.01)	(0.06)	(0.11)
Gain per share from sale of discontinued operations, net of taxes	0.01	—	—

Diluted net income (loss) per share	$0.23	$0.27	$(0.33)

Weighted average shares outstanding for basic net income (loss) per share	99,244	99,324	85,123

Weighted average shares outstanding for diluted net income (loss) per share	100,752	100,696	85,123

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Unearned Stock-based Compensation	Treasury Stock	Cumulative Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balances, December 31, 2000	81,968,988	$41	$380,975	$(610)	$—	$(63)	$42,440	$422,783
Comprehensive loss:
Change in unrealized loss on marketable securities	—	—	—	—	—	555	—	555
Cumulative translation adjustment						(164)		(164)
Net loss	—	—	—	—	—	—	(27,700)	(27,700)

Total comprehensive loss								(27,309)

Issuance of stock for purchase acquisitions	6,937,355	4	230,404	(1,534)	—	—	—	228,874
Exercise of stock options under stock option plan	2,399,381	1	13,442	—	—	—	—	13,443
Shares purchased under employee stock purchase plan	170,250	—	3,871	—	—	—	—	3,871
Purchase of treasury stock shares at cost	(363,557)	—	—	—	(11,182)	—	—	(11,182)
Cost of registration statements	—	—	(189)	—	—	—	—	(189)
Stock-based compensation	—	—	661	—	—	—	—	661
Reversal of unearned stock-based compensation upon termination of employment	—	—	(343)	343	—	—	—	—
Amortization of stock-based compensation	—	—	—	557	—	—	—	557
Tax benefit from stock option activity	—	—	12,477	—	—	—	—	12,477

Balances, December 31, 2001	91,112,417	$46	$641,298	$(1,244)	$(11,182)	$328	$14,740	$643,986

Comprehensive income:
Reclassification adjustments for losses (gains) realized in net income	—	—	—	—	—	2,441	—	2,441
Change in unrealized gain on marketable securities	—	—	—	—	—	(781)	—	(781)
Cumulative translation adjustment	—	—	—	—	—	164	—	164
Net income	—	—	—	—	—	—	26,760	26,760

Total comprehensive income								28,584

Issuance of stock, net of issuance costs	8,050,000	4	237,491	—	—	—	—	237,495
Issuance of stock for purchase acquisitions	417,345	—	628	—	—	—	—	628
Exercise of stock options under stock option plan	606,266	—	2,603	—	—	—	—	2,603
Shares purchased under employee stock purchase plan	283,858	—	4,063	—	—	—	—	4,063
Purchase of treasury stock shares at cost	(1,482,500)	—	—	—	(15,911)	—	—	(15,911)
Retirement of treasury stock shares at cost	—	—	(21,663)	—	27,093	—	(5,430)	—
Reversal of unearned stock-based compensation upon termination of employment	—	—	(127)	127	—	—	—	—
Amortization of stock-based compensation	—	—	—	544	—	—	—	544
Tax benefit from stock option activity	—	—	1,751	—	—	—	—	1,751

Balances, December 31, 2002	98,987,386	$50	$866,044	$(573)	$—	$2,152	$36,070	$903,743

Comprehensive income:
Reclassification adjustments for losses (gains) realized in net income	—	—	—	—	—	118	—	118
Change in unrealized gain on marketable securities	—	—	—	—	—	(2,046)	—	(2,046)
Net income	—	—	—	—	—	—	22,823	22,823

Total comprehensive income								20,895

Issuance of stock for purchase acquisitions	50,778	—	—	—	—	—	—	—
Exercise of stock options under stock option plan	795,015	—	6,530	—	—	—	—	6,530
Shares purchased under employee stock purchase plan	271,524	—	2,885	—	—	—	—	2,885
Purchase and retirement of common stock at cost	(755,000)	—	(5,893)	—	—	—	(1,022)	(6,915)
Reversal of unearned stock-based compensation upon termination of employment	—	—	(4)	4	—	—	—	—
Amortization of stock-based compensation	—	—	—	320	—	—	—	320
Tax benefit from stock option activity	—	—	1,821	—	—	—	—	1,821

Balances, December 31, 2003	99,349,703	$50	$871,383	$(249)	$—	$224	$57,871	$929,279

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$22,823	$26,760	$(27,700)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain from sale of discontinued operations, net of taxes	(552)	—	—
Depreciation and amortization	15,263	14,001	17,699
Amortization of purchased intangibles	17,591	17,135	3,905
Amortization of goodwill	—	—	2,114
Provision for doubtful accounts	521	3,213	948
Provision for excess and obsolete inventories	1,805	3,133	8,394
Tax benefit from exercise of stock options	1,821	1,751	12,477
Loss on strategic investments	737	7,465	3,178
Amortization of unearned stock-based compensation	320	544	557
Purchase of in-process research and development	—	900	52,642
Loss on asset dispositions	—	—	933
Changes in assets and liabilities, net of the effect of acquisitions:
Trade receivables	22,113	23,061	16,616
Inventories	8,440	9,761	11,738
Deferred taxes	1,281	(10,688)	9,033
Prepaid expenses and other current assets	(4,389)	(2,127)	(3,792)
Accounts payable	6,546	(1,632)	(1,369)
Taxes payable	4,763	20,085	266
Other accrued liabilities	1,724	(31,862)	(30,950)

Net cash provided by operating activities	100,807	81,500	76,689

Cash flows from investing activities:
Purchases of property and equipment	(14,819)	(12,893)	(12,759)
Purchases of licenses	(3,528)	—	(300)
Purchases of investments	(960,880)	(971,370)	(190,831)
Proceeds from sale and maturity of investments	932,417	702,779	211,657
Proceeds received from sale of discontinued operations	1,396
Purchase of convertible note receivable	(522)	—	(41,500)
Net cash received (paid) in purchase acquisitions	—	93	(121,852)
Purchase of trade name	—	—	(1,000)

Net cash used in investing activities	(45,936)	(281,391)	(156,585)

Cash flows from financing activities:
Proceeds from stock offering, net of issuance costs	—	237,495	—
Proceeds from issuance of common stock under employee option and stock purchase plans	9,415	6,666	17,280
Proceeds from exercise of warrants	—	—	49
Repurchase and retirement of common stock	(6,915)	(15,911)	—

Net cash provided by financing activities	2,500	228,250	17,329

Net increase (decrease) in cash and cash equivalents	57,371	28,359	(62,567)
Cash and cash equivalents, beginning of period	155,191	126,832	189,399

Cash and cash equivalents, end of period	$212,562	$155,191	$126,832

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$77	$27	$152
Income taxes paid	$1,327	$2,094	$736

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

Fiscal Year:

On September 27, 2002, Polycom, Inc. (“Company”) changed its fiscal year from a 52-53 week fiscal year ending on the Sunday closest to December 31, to a fiscal year ending on December 31. Accordingly, the Company’s fiscal quarters will end on the last day of the calendar quarter, or March 31, June 30, September 30 and December 31. This change was effective beginning with the fiscal quarter ended September 30, 2002. As result of this election, the year ended December 31, 2002 included two additional business days, December 30 and 31, 2002. The operating activities for the two additional business days in the period ended December 31, 2002 are included in the statement of operations for the year ended December 31, 2002 in this Annual Report on Form 10-K. For the year ended December 31, 2002, this change in fiscal year increased revenue by $13.0 million and increased basic and diluted net income per share by approximately five cents per share, but did not have a material impact on the Company’s consolidated financial position or cash flows.

For the year ended December 31, 2001, the Company used a 52-53 week fiscal year. As a result, this period may not have ended on the same day as the calendar period. However, for convenience of presentation, the accompanying consolidated financial statements have been shown as ending on December 31 of each applicable period.

Reclassifications:

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s format.

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase to be cash equivalents.

Investments:

The Company’s short-term and long-term investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate debt securities. Also included in long-term investments are $0.1 million and $0.4 million of investments in certain publicly traded equity securities at December 31, 2003 and 2002, respectively. These investments in equity securities of publicly traded companies are recorded at fair value with the unrealized gain or loss recorded in the consolidated statements of operations in Loss on Strategic Investments. Investments with remaining maturities of less than one year are classified as short-term. Nearly all investments are held in the Company’s name at a limited number of major financial institutions. At December 31, 2003 and 2002, all of the Company’s investments were classified as available-for-sale and are carried at fair value based on quoted market prices at the end of the reporting period. With the exception of the publicly traded equity securities identified above, unrealized gains and losses are recorded as a separate component of cumulative other comprehensive income in stockholder’s equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net.

For strategic reasons we have made various investments in private companies. The private company investments are carried at cost less any impairment write-downs and are recorded in “Other assets” in our consolidated balance sheets. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. During 2003, the Company made investments in two private companies totaling $1.4 million. No investments in private companies were made in 2002. During 2003, 2002 and 2001, the Company determined that the value of certain investments in private companies was impaired and reduced the carrying amount by $0.5 million, $3.0 million and $3.1 million, respectively. The Company determined that certain of these investments were impaired based on the financial and operating performance of these private companies. At December 31, 2003, these investments are carried at $0.9 million.

Inventories:

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (FIFO) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

Property and equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are one to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets, typically three to twelve years. Disposals of capital equipment are recorded by removing the costs and accumulated depreciation from the accounts and gains or losses on disposals are included in the results of operations.

Goodwill and Purchased Intangible Assets:

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, generally three years. Goodwill and purchased intangible assets determined to have indefinite useful lives are not amortized but are regularly reviewed for potential impairment. The identification and measurement of goodwill impairment involves the estimation of the fair value of the reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. Although no goodwill impairment has been recorded to date there can be no assurances that future goodwill impairments will not occur. See Note 4 for further discussion.

Impairment of Long-Lived Assets:

Long-lived assets, including identifiable intangible assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Guarantees:

The Company provides for the estimated costs of hardware and software product warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold. In the case of hardware manufactured by us, our warranties generally start from the delivery date and continue for one to three years depending on the product purchased. Software products generally carry a 90-day warranty from the date of shipment. Our liability under warranties on software products is to provide a corrected copy of any portion of the software found not to be in substantial compliance with the agreed upon specifications. Factors that affect our warranty obligation include product failure rates, material usage and service delivery costs incurred in correcting product failures. We assess the adequacy of our recorded warranty liabilities every quarter and make adjustments to the liability if necessary.

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the consolidated balance sheets, during the period are as follows (in thousands):

	December 31, 2003	December 31, 2002
Balance at beginning of year	$10,224	$9,123
Accruals for warranties issued during the year	7,694	9,485
Actual warranty expenses	(8,306)	(8,384)

Balance at end of year	$9,612	$10,224

Changes in deferred service revenue on the consolidated balance sheets during the period are as follows (in thousands):

	December 31, 2003	December 31, 2002
Balance at beginning of year	$16,463	$17,906
Additions to deferred service revenue	29,044	26,377
Amortization of deferred service revenue	(28,191)	(27,820)

Balance at end of year	$17,316	$16,463

The cost of providing the Company’s extended warranty programs for the years ended December 31, 2003 and 2002 were $26,038 and $27,704, respectively.

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

Revenue Recognition:

The Company recognizes revenue from its hardware product sales, including freight charges, in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” Statement of Financial Accounting Standards, or SFAS, No. 48, “Revenue Recognition When Right of Return Exists” and EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” The Company recognizes software revenue in accordance with the AICPA Statement of Position No. 97-2, or SOP 97-2, “Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Under these guidelines, the Company recognizes revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable and payment is reasonably assured. The Company accrues for sales returns, co-op advertising and other allowances as a reduction to net revenues upon shipment based upon its contractual obligations and historical experience. Additionally, the Company recognizes extended service revenue on its hardware and software products over the life of the service contract.

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

Advertising:

The Company expenses the production costs of advertising as the expenses are incurred. The production costs of advertising consist primarily of trade shows, magazine and radio advertisements, agency fees and other direct production costs. Advertising expense for the years ended December 31, 2003, 2002 and 2001 was $12.9 million, $14.2 million, and $11.7 million, respectively.

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

Translation of Foreign Currencies:

The financial statements of the Company’s foreign subsidiaries that operate where the functional currency is the U.S. dollar are translated to U.S dollars at year-end exchange rates for monetary assets and liabilities while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation which is translated at historical rates. Foreign exchange gains and losses have not been significant to date and have been recorded in the results of operations.

Foreign Exchange Contracts:

The Company and its subsidiaries have entered into foreign currency forward contracts as a hedge against specific intercompany and foreign currency receivable transactions. Forward contracts involve agreements to purchase or sell foreign currencies at specific rates at future dates. The Company does not hold or issue derivative financial instruments for speculative trading purposes. The Company enters into derivatives only with counterparties which are one of the largest U.S. banks, ranked by assets, in order to minimize credit risk. The Company’s hedging activities do not subject the Company to exchange rate risk because the gains and losses on these contracts are designed to offset the losses and gains on the intercompany and foreign currency receivable transactions being hedged. The carrying amount of the forward contracts is the fair value, which is determined by obtaining quoted market prices. Gains and losses on forward contracts are recognized each reporting period and are offset against the gain or loss on the hedged item in the same period that the underlying transactions are settled. In 2002, the Company had two contracts mature in the first quarter. The first matured on February 6, 2002 and the second on March 6, 2002 to purchase $769,000 and $925,000, respectively, in British pounds and Japanese yen. No new forward contracts were entered into during 2003 or 2002 and there are no contracts outstanding on December 31, 2003.

Computation of Net Income (Loss) Per Share From Continuing Operations:

Basic net income (loss) per share from continuing operations is computed by dividing net income (loss) from continuing operations by the weighted average number of common shares outstanding for the period less the weighted average shares of treasury stock and common stock subject to repurchase. Diluted net income (loss) per share from continuing operations reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and warrants outstanding, or the conversion of preferred stock to common stock and shares of common stock subject to repurchase. Potentially dilutive shares (including shares of common stock which are subject to repurchase) are excluded from the computation of fully diluted net income (loss) per share from continuing operations when their effect is antidilutive.

Fair Value of Financial Instruments:

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Estimated fair values of short-term and long-term investments are based on quoted market prices for the same or similar instruments.

Stock-based Compensation:

In accordance with SFAS No. 123, (SFAS 123) “Accounting for Stock-Based Compensation,” the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award.

Consistent with the disclosure provisions of SFAS 123, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net income (loss)—as reported	$22,823	$26,760	$(27,700)
Add stock based compensation expensed during the period	320	544	557
Less stock based compensation expense determined under fair value based method, net of tax effects	(22,684)	(54,265)	(45,534)

Net income (loss)—pro forma	$459	$(26,961)	$(72,677)

Basic net income (loss) per share—as reported	$0.23	$0.27	$(0.33)
Basic net income (loss) per share—pro forma	$0.00	$(0.27)	$(0.85)
Diluted net income (loss) per share—as reported	$0.23	$0.27	$(0.33)
Diluted net income (loss) per share—pro forma	$0.00	$(0.27)	$(0.85)

The impact on pro forma net income (loss) per share and net income (loss) in the table above may not be indicative of the effect in future years as options vest over several years and the Company continues to grant stock options to new and current employees.

Recent Pronouncements:

In April 2002, the FASB issued SFAS No. 145, (SFAS 145) “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS 145 rescinds SFAS No. 4, (SFAS 4) “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. The Company adopted SFAS 145 effective January 1, 2003 and the adoption did not have any effect on its consolidated results of operations, financial condition or cash flows.

In June 2002, the FASB issued SFAS No. 146, (SFAS 146) “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS 144 or with exit or restructuring activities previously covered by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS 146 was applied prospectively to exit or disposal activities that were initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company’s consolidated results of operations, financial condition or cash flows.

In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. The Company has applied the recognition provisions of FIN 45 to guarantees issued from January 1, 2003. The Company has adopted the FIN 45 disclosure requirements. The adoption of FIN 45 did not have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

In December 2002, the FASB issued SFAS No. 148, (SFAS 148) “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The Company adopted these disclosure requirements beginning with its Quarterly Report on Form 10-Q filed on May 18, 2003.

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were originally to be applied for the first interim or annual period beginning after June 15, 2003. In September 2003, the FASB deferred the adoption of FIN 46 for variable interest entities acquired prior to February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 did not have any effect on the Company’s consolidated results of operations, financial condition or cash flows.

2. DISCONTINUED OPERATIONS

In January 2003, the Company sold to Verilink Corporation (“Verilink”) certain fixed assets and intellectual property rights relating to Polycom’s network access product line, including Polycom’s line of NetEngine integrated devices, for a total of up to $3.0 million in cash, of which (i) $1.0 million was paid to Polycom at closing, (ii) $0.25 million will be paid to Polycom on the first anniversary of the closing, and (iii) up to $1.75 million will be paid to Polycom quarterly based on ten percent of Verilink’s revenues related to the sale of NetEngine products. Concurrent with the closing, certain of our employees joined Verilink. Verilink has also agreed to purchase Polycom’s existing NetEngine-related inventories, with a book value of approximately $1.9 million as of the closing date, on an as needed basis. As of December 31, 2003, Verilink had purchased $1.8 million of NetEngine-related inventories, leaving a balance of $0.1 million classified as assets held for sale which is included in Other Assets on the consolidated balance sheets. For the year ended December 31, 2003, Verilink has paid $0.4 million related to ten percent of Verilink’s revenues from the sale of NetEngine products during this period. Additionally, in connection with the sale, Polycom entered into a license agreement with Verilink pursuant to which Verilink granted to Polycom a license to use and further develop the network access technology related to the NetEngine product line. The Company has agreed not to compete with Verilink in the network access market for a period of three years from the closing date, which is January 28, 2006.

The Company’s consolidated financial statements reflect its network access product line as discontinued operations in accordance with SFAS 144. The results of operations of the Company’s network access product line are presented as discontinued, and prior periods have been reclassified, including the reallocation of general overhead charges to the Company’s two remaining reporting segments. The Company recorded an after-tax gain of $0.6 million as a result of this transaction during the year ended December 31, 2003. The Company may record additional quarterly gains related to the sale of this product line as Verilink remits ten percent of its quarterly revenues from the sale of NetEngine products subject to a maximum amount of $1.75 million.

The following table shows the results of operations of the Company’s network access product line (in thousands):

	Year Ended December 31,
	2003(a)	2002	2001
Net revenues	$577	$13,868	$16,358

Cost of net revenues	826	15,199	21,502

Gross loss	(249)	(1,331)	(5,144)

Operating expenses:
Sales and marketing	145	1,893	2,809

Research and development	700	4,325	7,085

Total operating expenses	845	6,218	9,894

Operating loss	(1,094)	(7,549)	(15,038)

Benefit from income taxes	399	1,525	5,639

Net loss	$(695)	$(6,024)	$(9,399)

(a)	Includes operations from January 1, 2003 to January 28, 2003, the transaction closing date.

The following table shows the components of the gain from sale of discontinued operations (in thousands):

Year Ended
December 31, 2003
Proceeds	$1,649
Net book value of assets and liabilities sold	(553)
Costs of disposition	(228)

Gain on sale before income taxes	868
Income Taxes	316

Gain from sale of discontinued operations, net of income taxes	$552

3. Business Combinations:

During the year ended December 31, 2001, the Company completed the acquisitions of PictureTel Corporation (“PictureTel”), a leader in visual collaboration, Atlanta Signal Processors, Inc. (“ASPI”), a manufacturer of voice products for the installed voice systems market, Circa Communications Ltd. (“Circa”), a leading developer of voice over internet protocol (VoIP) telephony products and Accord Networks Ltd. (“Accord”), a leading provider of next-generation, rich-media network products that enable Internet Protocol (IP) and other network voice and video communications in both the customer premises and service provider markets. During the year ended December 31, 2002, the Company completed the acquisition of MeetU.com, Inc., (“MeetU”) a leading developer of web collaboration software. The details of each of these acquisitions are presented below. The following table summarizes the Company’s purchase price allocations related to its purchase business combination transactions at the time of acquisition (in thousands):

Acquisition Date	Acquired Company	Consideration Paid	In- process R&D Expense	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets	Unearned Stock-based Compensation
June 20, 2002	MeetU	$2,690	$900	$56	$2,900	$(1,166)	$—
November 30, 2001	ASPI	5,992	900	2,210	4,100	(1,972)	754
October 18, 2001	PictureTel	412,868	49,292	292,428	42,821	28,327	—
April 2, 2001	Circa	14,604	2,450	8,454	3,650	(730)	780

Totals		$436,154	$53,542	$303,148	$53,471	$24,459	$1,534

Changes in goodwill, purchased intangibles, fair value of net tangible assets and unearned stock-based compensation from the acquisition date as of December 31, 2003 are summarized as follows (in thousands):

	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets	Unearned Stock-based Compensation
Value at acquisition date	$303,148	$53,471	$24,459	$1,534
Add: Purchase of trade name not associated with acquisitions	—	1,021	—	—
Amortization	(2,113)	(38,731)	—	(1,067)
Reclassification of acquired workforce intangible	525	(525)	—	—
Subsequent fair value adjustments to assets acquired and liabilities assumed upon acquisition	(12,052)	—	12,052	—
Reversal of unearned stock-based compensation upon termination of employment	—	—	—	(218)

Balance at December 31, 2003	$289,508	$15,236	$36,511	$249

MeetU.com, Inc.

On June 20, 2002, the Company completed the acquisition of privately held development stage MeetU.com, Inc. (“MeetU”), a leading developer of web collaboration software. The primary reason for the acquisition and the factors that contributed to the recognition of goodwill relate to MeetU’s ability to deliver core technology in the web collaboration arena. The Company expects this technology to provide synergies between MeetU’s web collaboration software and the Company’s voice, video and network systems product lines thereby enabling the Company to deliver complete end-to-end collaboration solutions. Since June 21, 2002, the results of operations of MeetU have been included in the Company’s consolidated statements of operations. Pro forma results of operations have not been presented, as the effect of this acquisition was not material.

The Company acquired all the outstanding capital stock of MeetU for total consideration of $2.7 million consisting of 41,553 shares of Polycom common stock, with an aggregate value of $0.6 million, $1.8 million of previous cash investments by the Company, approximately $30,000 in cash at closing and approximately $0.2 million of acquisition costs. Additional shares of Polycom common stock are issuable upon the successful completion of five revenue based earn-out thresholds prior to June 20, 2005. The Company may be required to issue additional shares of the Company’s common stock each time an earn-out threshold is achieved. Assuming all earn-out thresholds are achieved prior to June 20, 2005, the Company would be required to issue a total of $3.5 million to $10.5 million of common stock depending upon the average closing price of the Company’s common stock during the thirty days prior to achievement of each earn-out threshold. This additional consideration would increase goodwill and the total purchase consideration. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

The amounts allocated to in-process research and development were determined by management, after considering among other factors, the results of an independent appraisal based on established valuation techniques in the high-technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for those in-process research and development projects. The cost approach, which uses the concept that replacement cost is an indicator of fair value, was the primary technique utilized in valuing the in-process research and development. The cost approach is based on the premise that a prudent investor would pay no more for an asset than the cost to replace that asset with a new one. Replacement cost was based on total costs, net of the unrealized income tax deduction benefit, spent developing the in-process technology from MeetU’s inception to the acquisition date. It is reasonably possible that the development of this technology could fail because of either prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside of the Company’s control such as a change in the market for the resulting developed products. In addition, at such time that the project is completed it is reasonably possible that the completed products do not receive market acceptance or that the Company is unable to produce and market the product cost effectively.

In accordance with Statement of Financial Accounting Standard No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”, goodwill originating from the MeetU acquisition has not been amortized. Purchased intangible assets are being amortized on a straight-line basis over a period of three years. For the year ended December 31, 2003 and 2002, amortization associated with the purchased intangible assets totaled approximately $1.0 million and $0.5 million, respectively. The purchase price allocation related to the MeetU acquisition was final as of December 31, 2002, except for the resolution of certain earn-out contingency payments which would result in an increase in total consideration paid in the period the earn-out is achieved and a corresponding adjustment to goodwill.

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

In accordance with FAS 142, goodwill originating from the ASPI acquisition has not been amortized. Purchased intangible assets are being amortized on a straight-line basis over periods not exceeding three years. The Company recorded unearned stock-based compensation of approximately $754,000 associated with unvested stock options assumed in conjunction with the acquisition. This amount is included as a component of stockholders’ equity and is being amortized over the vesting period of the options consistent with the guidance in FIN 28. For the year ended December 31, 2003, 2002 and 2001, amortization associated with unearned stock based compensation and other intangible assets associated with this acquisition totaled approximately $1.6 million, $1.6 million and $0.1 million, respectively. The purchase price allocation related to the ASPI acquisition was final as of December 31, 2002.

PictureTel Corporation

On October 18, 2001, the Company completed the acquisition of PictureTel Corporation (PictureTel), a leader in visual collaboration, in exchange for 0.1177 shares of Polycom common stock and $3.11 in cash for each outstanding share of PictureTel common stock. In total, approximately 6.6 million shares of the Company’s common stock, net of 363,557 treasury shares obtained through the acquisition, and approximately $183 million in cash were exchanged for all outstanding shares of PictureTel’s common stock. The primary reason for the acquisition and the factors that contributed to the recognition of goodwill is that Polycom expects to be better equipped with the financial, technological, operational and marketing resources and capabilities necessary to compete in the communications market. In addition, Polycom expects to expand product and service offerings while reducing costs through economies of scale. In connection with the acquisition, the Company assumed outstanding options and warrants, which became exercisable for approximately 1.2 million shares of the Company’s common stock. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since October 18, 2001, the results of operations of PictureTel have been included in the Company’s consolidated statements of operations.

The accompanying consolidated financial statements reflect a purchase price of approximately $413 million, consisting of cash and Polycom common stock valued using the average fair value of Polycom’s outstanding common stock from May 22, 2001 to May 29, 2001, the five trading days surrounding the date the acquisition agreement was announced, and the fair value of the options and warrants to be assumed by Polycom in the acquisition, and other costs directly related to the acquisition as follows (in thousands):

Cash	$183,368
Fair value of Polycom’s common stock	195,475
Fair value of options and warrants assumed	24,117
Acquisition-related costs	9,908

Total consideration	$412,868

For purposes of computing the estimated fair value of the options and warrants assumed, the Black-Scholes pricing model was used with the following assumptions: fair value of Polycom’s stock of $27.74, expected life of 5.5 years, risk-free rate of 5.5%, expected dividend yield of 0% and volatility of 90%. The purchase price allocation related to the PictureTel acquisition was final as of September 30, 2002, except for the resolution of certain tax related pre-acquisition contingencies which would result in an adjustment to goodwill in the period the contingency is resolved. The following is a summary of the final allocation of purchase price (in thousands):

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

Goodwill originating from the acquisition of PictureTel has not been amortized in accordance with the guidance contained in SFAS 142. None of the goodwill is expected to be deductible for tax purposes. Other intangible assets are being amortized over their estimated useful lives of three years. For the years ended December 31, 2003, 2002 and 2001, amortization associated with the acquisition totaled approximately $14.3 million, $14.3 million and $2.9 million, respectively.

The following unaudited pro forma financial information is presented to reflect the results of operations for the year ended December 31, 2001 as if the acquisition had occurred on January 1, 2001. The pro forma results exclude purchased in-process research and development and the impairment of licenses arising from the acquisition of PictureTel of $5.5 million due to their nonrecurring nature. The pro forma financial information includes $14.5 million of nonrecurring charges incurred by PictureTel in 2001. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2001, and may not be indicative of future operating results, (unaudited, in thousands, except per share amounts):

Year Ended December 31, 2001
Net revenues	$504,392
Loss from continuing operations	$(13,113)
Loss per share from continuing operations:
Basic	$(0.15)
Diluted	$(0.15)
Weighted average shares:
Basic	90,379
Diluted	90,379

Circa Communications Ltd.

On April 2, 2001 the Company completed the acquisition of privately-held development stage Circa Communications Ltd. (Circa), a leading developer of voice over internet protocol (VoIP) telephony products, in exchange for the right to 665,884 shares of common stock and assumption of outstanding options exercisable into 248,597 shares of Polycom common stock, with an aggregate value of $9.8 million, and $4.0 million cash for preferred stock plus acquisition costs of approximately $0.8 million. An additional 421,555 shares of Polycom common stock are issuable upon the successful completion of certain revenue based earn-out thresholds which expire in 2010. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. During 2002 and 2003, the right to exchange 375,792 and 50,778 shares, respectively, into common stock was exercised leaving a balance of 239,309 still to be exchanged.

Since April 2, 2001, the results of operations of Circa have been included in the Company’s consolidated statements of income. The Company recorded unearned stock-based compensation of approximately $780,000 associated with unvested employee stock options assumed to employees in conjunction with the acquisition. This amount is included as a component of stockholders’ equity and is being amortized over the vesting period of the options.

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

Goodwill and acquired intangible assets, primarily representing existing partnerships, are being amortized over the estimated useful lives of three years. For the years ended December 31, 2003, 2002 and 2001, amortization of goodwill, unearned stock-based compensation and other intangible assets associated with this acquisition totaled approximately $1.1 million, $1.2 million and $3.2 million, respectively.

The following unaudited pro forma financial information reflects the results of operations for the year ended December 31, 2001 as if the acquisition had occurred on January 1, 2001. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2001, and may not be indicative of future operating results, (unaudited, in thousands, except per share amounts):

Year Ended December 31, 2001
Net revenues	$369,321
Loss from continuing operations	$(20,091)
Loss per share from continuing operations:
Basic	$(0.24)
Diluted	$(0.24)
Weighted average shares:
Basic	85,290
Diluted	85,290

Accord Networks Ltd.

On February 28, 2001, the Company completed the acquisition of Accord Networks Ltd. (Accord). Accord is a leading provider of next-generation, rich-media network products that enable Internet Protocol (IP) and other network voice and video communications in both the customer premises and service provider markets. Under the terms of the merger, Polycom exchanged approximately 6.5 million shares of common stock for all outstanding Accord shares and assumed Accord options exercisable into approximately 1.3 million shares of Polycom’s common stock. The exchange and assumption was at a rate of 0.3065 Polycom shares for each Accord share. The transaction was treated as a pooling of interests for financial reporting purposes and consequently, the Company’s historical consolidated financial statements have been restated as if the combined entity existed for all periods presented. All intercompany transactions between the two companies have been eliminated in consolidation. The Company and Accord had the same fiscal year ends of December 31. Further, adjustments required to conform accounting policies between the two companies, primarily associated with the classification of expenses, were insignificant.

The following table reconciles the Company’s original revenues and income (loss) from continuing operations to the combined (in thousands, except per share data):

Year Ended December 31, 2001
Net revenues:
Polycom	$359,545
Accord	9,776

Combined net revenues	$369,321

Income (loss) from continuing operations:
Polycom	$(18,383)
Accord	82

Combined loss from continuing operations	$(18,301)

Basic income (loss) from continuing operations per share:
Polycom	$(0.22)
Accord	0.00

Combined basic loss from continuing operations per share	$(0.22)

Diluted income (loss) from continuing operations per share:
Polycom	$(0.22)
Accord	0.00

Combined diluted loss from continuing operations per share	$(0.22)

4. Goodwill and Purchased Intangibles:

The following table presents details of the Company’s goodwill by segment (in thousands):

	Communications Segment	Network Systems Segment	Total
Balance at December 31, 2001	$299,445	$—	$299,445
Add: Reclassification of acquired workforce to goodwill	525		525
Add: Goodwill acquired in the MeetU acquisition		56	56
Less: Changes in fair value of liabilities acquired	28	(15)	13

Balance at December 31, 2002	299,998	41	300,039
Less: Changes in fair value of assets acquired	(765)	—	(765)
Less: Changes in fair value of liabilities acquired	(9,771)	5	(9,766)

Balance at December 31, 2003	$289,462	$46	$289,508

The fair value adjustments to assets acquired and liabilities assumed during the year ended December 31, 2003 resulted primarily from revisions to net cost estimates associated with the elimination of redundant facilities, resolution of certain other pre-acquisition contingencies and changes in estimates of the fair value of certain PictureTel assets recorded during the initial purchase price allocation. See Note 5 of Notes to Consolidated Financial Statements regarding the reduction to the facility closings liability.

The following table presents details of the Company’s total purchased intangible assets as of December 31, 2003 (in thousands):

Purchased Intangible Assets	Gross Value	Accumulated Amortization	Other Adjustments	Net Value
Core and developed technology	$23,978	$(17,985)	$—	$5,993
Patents	8,668	(6,361)	—	2,307
Customer and partner relationships	19,625	(13,759)	—	5,866
Acquired workforce	700	(175)	(525)	—
Trade name	1,021	(103)	—	918
Other	500	(348)	—	152

Total	$54,492	$(38,731)	$(525)	$15,236

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

In the fourth quarter of 2003 and 2002, the Company completed its annual goodwill and purchased intangibles impairment tests outlined under SFAS 142 which requires the assessment of goodwill and purchased intangibles for impairment on an annual basis. The assessment of goodwill impairment was conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. The assessment of purchased intangibles impairment was conducted by comparing the fair value of the purchased intangible with its carrying amount as of that date. Based on the results of this impairment test, the Company determined that its goodwill assets and purchased intangible assets were not impaired during 2003 or 2002. The Company plans to conduct its annual impairment tests in the fourth quarter of every year, unless impairment indicators exist sooner.

The estimated future amortization expense of purchased intangible assets as of December 31, 2003 is as follows (in thousands):

Year ending December 31,	Amount
2004	$13,870
2005	449

Total	$14,319

In accordance with the transitional disclosures outlined in SFAS 142, the following tables reconcile and summarize reported results for the year ended December 31, 2001, adjusted to exclude amortization of goodwill, trade name and assembled workforce intangible assets, as if the non-amortization requirements of SFAS 142 had been applied at the beginning of each period presented (in thousands, except per share amounts).

Year Ended December 31,
2001
Reported income (loss) from continuing operations	$(18,301)
Add back:
Goodwill, trade name and acquired workforce amortization	2,382

Adjusted income (loss) from continuing operations	$(15,919)

Reported basic income (loss) from continuing operations per share	$(0.22)
Add back:
Goodwill, trade name and acquired workforce amortization	0.03

Adjusted basic income (loss) from continuing operations per share	$(0.19)

Reported diluted income (loss) from continuing operations per share	$(0.22)
Add back:
Goodwill, trade name and acquired workforce amortization	0.03

Adjusted diluted income (loss) from continuing operations per share	$(0.19)

5. Acquisition-Related Costs and Liabilities:

For the years ended December 31, 2003 and 2002, the Company recorded a charge to operations of $0.4 and $3.7 million, respectively, for acquisition-related integration costs primarily related to the PictureTel acquisition. These charges include outside financial advisory, legal and accounting services. For the year ended December 31, 2001, the Company recorded a charge to operations of $24.1 million, related to the PictureTel, Accord and Circa acquisitions. These charges include the cost of actions designed to improve the Company’s combined competitiveness, productivity and future profitability and primarily relate to the elimination of redundant and excess facilities and workforce in the Company’s combined businesses and the elimination of redundant assets.

The following table summarizes the status of the Company’s acquisition-related liabilities, restructuring and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits	Asset Impairment	Asset Write-Off	Other Exit Costs	Integration Costs, Merger Fees and Expenses
Balance at January 1, 2001	$—	$—	$—	$—	$—	$4,467
2001 Additions to the reserves	1,429	2,311	6,655	771	309	12,602
2001 Liabilities assumed through purchase acquisitions	24,081	14,088	—	—	—	—
2001 Cash payments and other usage	(137)	(5,359)	(6,655)	(771)	(126)	(15,258)

Balance at December 31, 2001	25,373	11,040	—	—	183	1,811
2002 Additions to the reserves	—	—	—	—	—	3,699
2002 Finalization of facilities closing liability	15,042	—	—	—	—	—
2002 Liabilities assumed through purchase acquisitions	31	277	—	—	—	—
2002 Cash payments and other usage	(3,732)	(8,484)	—	—	(183)	(5,510)

Balance at December 31, 2002	36,714	2,833	—	—	—	—
Additions to the reserve	—	—	—	—	—	386
Release of reserve	(7,222)	—	—	—	—	—
Cash payments and other usage	(3,805)	(2,271)	—	—	—	(233)

Balance at December 31, 2003	$25,687	$562	$—	$—	$—	$153

The Company had approximately $21.6 million and $32.0 million, at December 31, 2003 and December 31, 2002, respectively, of acquisition-related reserves classified as long-term liabilities. Approximately $4.6 million and $7.5 million, at December 31, 2003 and December 31, 2002, respectively, of acquisition-related reserves were classified as current liabilities.

Facility closings

The facility closings liability is primarily related to estimated lease termination costs and the net present value of the minimum lease payments for vacated and redundant facilities which the Company intends to sublease or negotiate a lease termination settlement. The Company has netted estimated sublease cash receipts against its lease obligations to determine the minimum lease payments for the facilities it intends to sublease. The longest lease term for facilities identified for a sublease arrangement extends to 2007. The Company also assumed liabilities related to facility closings totaling $24.1 million from the acquisitions of PictureTel, ASPI and MeetU. During 2002, the Company finalized its purchase price allocation related to the PictureTel acquisition which resulted in an additional accrual to the facility closings liability of approximately $15.0 million. This adjustment resulted from final clarifications related to the terms under which the Company could sublease certain redundant facilities and changes in estimates of operating costs related to these facilities. In November 2003, the Company entered into a lease amendment for one of its facilities for which it had previously provided a restructuring reserve. The original term of this lease, which ended in 2014, was amended to allow the Company to exit approximately one-third of the space in this facility (which is currently unoccupied) in November 2006 for a cash payment of $5.0 million, to exit an additional approximately one-third of the space in this facility (which is currently unoccupied) in November 2007 for an additional cash payment of $5.0 million, and to allow the company the option of exiting the remaining one-third of the facility in November 2008 (which is currently occupied). The amendment also gives the landlord the right, until November 2008 to require the Company to exit the occupied space with six months notice. If the Company, either voluntarily, or as required by the landlord, exits the occupied space the Company will make a $5.0 million payment to the landlord and the Company would begin to amortize its remaining leasehold improvements (net book value of $2.0 million at December 31, 2003) over six months. The lease agreement was also amended to allow the landlord to sublet the unoccupied space earlier than November 2006 and November 2007. If the landlord is successful in releasing the Company from its space earlier than the amendment provides, the Company would make the related cash payments noted above and as regards to the currently unoccupied space only, additional cash payments pertaining to fifty percent of the cash savings related to the Company no longer having to pay rent and common area maintenance charges on that portion of the building. Based on this new amendment, the Company has estimated that $7.2 million of the restructuring reserve will no longer be required; therefore in December 2003, this amount was released from the restructuring reserve and recorded as a reduction in goodwill.

Severance and related benefits

The severance and related benefits liability is for workforce reductions that were initiated in 2002 and 2001. Additionally, the Company assumed liabilities related to severance totaling $14.4 million from the acquisitions of PictureTel, ASPI and MeetU. The workforce reductions were substantially complete as of December 31, 2002. Severance payments are being made through October 2004.

Asset Impairments and Write-offs, Other Exit Costs and Merger Fees

Asset impairments in the amount of $6.7 million and asset write-offs in the amount of $0.8 million were principally related to the elimination of redundant or excess equipment. Other exit costs in the amount of $0.3 million were related to payment obligations that carried no future benefit to the Company’s combined operations and were completed as of December 31, 2002. Merger-related transaction and period expenses for the years ended December 31, 2003, 2002 and 2001 of $0.4 million, $3.7 million and $12.6 million, respectively principally consisted of financial advisory, accounting, legal and consulting fees, and other direct merger-related expenses incurred in the period.

6. Restructure Costs:

In 2002, the Company’s management approved restructuring actions in response to the global economic uncertainty and continued downturn in technology spending and to improve the Company’s overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. The Company recorded a restructuring charge of $1.7 million in 2002 as a result of these actions. This charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately six percent of the Company’s employees worldwide. As of December 31, 2003, the Company had paid all of this charge.

In 2003, management approved additional restructuring actions primarily in connection with the sale of the network access product line to Verilink and in response to the global economic uncertainty and continued downturn in technology spending. These actions were meant to improve the Company’s overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. The Company recorded a restructuring charge of $5.0 million in 2003 as a result of these actions. The charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately 12 percent of the Company’s employees worldwide. The restructuring charge related to the Network Systems and Communications segments amounted to $0.1 million and $0.7 million, respectively. The balance of the restructuring charge related to operating activities which are separately managed at the corporate level and not allocated to segments. As of December 31, 2003, the Company had paid approximately $4.9 million of the $5.0 million charge. The remaining amount is to be paid by the end of the second quarter of 2004 and is recorded in Other Accrued Liabilities on the consolidated balance sheets.

7. Investments:

Investments at December 31, 2003 and 2002 comprise (in thousands):

	Fair Value	Cost Basis
Investments—Short-term:
US government securities	$7,281	$7,269
State and local governments
Corporate debt securities	8,422	8,425
Corporate equity securities

	15,703	15,694

Investments—Long-term:
US government securities	126,017	125,863
State and local governments
Corporate debt securities	241,901	241,749
Corporate equity securities	102	102

	368,020	367,714

Balances at December 31, 2003	$383,723	$383,408

Investments—Short-term:
US government securities	$26,844	$26,738
State and local governments	2,000	2,000
Corporate debt securities	9,578	9,560
Corporate equity securities	248	367

	38,670	38,665

Investments—Long-term:
US government securities	179,849	178,591
State and local governments	906	902
Corporate debt securities	138,205	136,793
Corporate equity securities	187	187

	319,147	316,473

Balances at December 31, 2002	$357,817	$355,138

All short-term investments as of December 31, 2003 and 2002 mature within one year. Long-term investments, excluding corporate equity securities, mature within two years. During 2003, 2002 and 2001, the Company recorded net realized gains of $78,000, $43,000 and $391,000, respectively on the disposal of investments. The Company used the specific identification method for determining the cost basis and resulting realized gain or loss on the transactions. Included in investments at December 31, 2003 and 2002 are approximately $0.1 million and $0.4 million, respectively in investments in equity securities of publicly traded companies.

8. Inventories:

Inventories consist of the following (in thousands):

	December 31,
	2003	2002
Raw materials	$493	$1,111
Work in Process	262	221
Finished goods	24,090	30,976

	$24,845	$32,308

9. Property and equipment, net:

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2003	2002
Computer equipment and software	$55,392	$44,403
Equipment, furniture and fixtures	13,124	13,070
Tooling equipment	9,249	9,054
Leasehold improvements	7,900	6,951

	85,665	73,478
Less, accumulated depreciation and amortization	57,172	45,050

	$28,493	$28,428

10. Other Accrued Liabilities:

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2003	2002
Accrued expenses	$4,934	$6,586
Short-term restructuring reserves	4,855	7,975
Warranty obligations	9,612	10,224
Inventory purchase commitment	—	3,359
Sales tax payable	3,418	4,597
Employee stock purchase plan withholding	1,940	2,135
Other accrued liabilities	2,087	1,643

	$26,846	$36,519

The inventory purchase commitment was a PictureTel liability that the Company assumed as part of the acquisition of that entity in October 2001, and represented a commitment to purchase inventory volumes manufactured by a third-party vendor in excess of what the Company estimated it could sell. In May 2003, the Company settled this obligation in full by paying cash of approximately $0.5 million to the third-party vendor. The balance of this accrual was reversed with a corresponding reduction in goodwill.

11. Business Risks and Credit Concentration:

The Company sells a limited number of products and services which serve the communications equipment market. A substantial majority of the Company’s net revenues are derived from sales of video, voice and network systems products and their related services. Any factor adversely affecting demand or supply for these products or services could materially adversely affect the Company’s business and financial performance.

Currently, we subcontract the manufacture of our voice and video product lines to Celestica, a third-party contract manufacturer. We use Celestica’s Thailand, China and Singapore facilities. The Company believes that there are a number of alternative contract manufacturers that could produce these products, but in the event of any reduction or interruption of supply, it could take a significant period of time to qualify an alternative subcontractor and commence manufacturing. Any disruption in services due to natural disaster, quarantines or other restrictions associated with a recurrence of SARS, or other similar events, or economic or political difficulties in Thailand or Asia or any other reason, such disruption would harm our business and results of operations. Also, Celestica is currently the primary source manufacturer of these products, and if Celestica experiences an interruption in operations or otherwise suffers from capacity constraints, we would experience a delay in shipping these products which would have an immediate negative impact on our revenues. As a result, we may not be able to meet any demand for our products which could negatively affect revenues in the quarter of the disruption and harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations. Certain key components used in our products are currently available from only one source and others are available from only a limited number of sources.

Further, our network systems products are manufactured in Israel which is currently experiencing internal and external conflicts that include terrorist acts and military action. Also, the military action in Iraq or war with other Middle Eastern countries perceived as a threat by the United States government could cause us to experience a manufacturing disruption due to acts associated with these conflicts which could harm our business. In addition, certain technology used in our network systems products was developed through grants from the Office of the Chief Scientist in Israel. Under Israeli law, it is prohibited to transfer technology developed pursuant to these grants to any person without the prior written consent of the Office of the Chief Scientist. The grants also contain restrictions on the ability to manufacture products developed with these grants outside of Israel. Approval to manufacture such products outside of Israel, if granted, is generally subject to an increase in the total amount to be repaid to the Office of the Chief Scientist of between 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel. These restrictions on the ability to transfer technology to third parties or manufacture products outside Israel may adversely affect our operating results and significantly reduce the value of the technology developed under these grants. We are in the process of developing and implementing a disaster recovery plan that could call for manufacturing to be performed outside of Israel on a limited basis, and a more extended basis in the event of a disaster. The implementation of such a disaster recovery plan could subject us to additional payments to the Office of the Chief Scientist, which could adversely affect our operating results and cash flows.

The Company’s cash, cash equivalents and investments are maintained with a limited number of investment management companies and commercial banks and their international affiliates, and are invested in the form of demand deposit accounts, money market accounts, corporate debt securities and government securities. Deposits in these institutions may exceed the amount of insurance provided on such deposits.

The Company markets its products to distributors and end-users throughout the world. Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses. The expansion of Polycom’s product offerings may increase the Company’s credit risk as customers place larger orders for initial stocking orders. There can be no assurance that the Company’s credit loss experience will remain at or near historic levels. At December 31, 2003 and 2002, no single customer accounted for more than 10% of gross accounts receivable.

The Company has purchased licenses for technology incorporated in its products. The value of these long-term assets is monitored for any impairment and if it is determined that a write-down is necessary, this charge could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

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

On September 23, 2002, a suit captioned Collaboration Properties, Inc. v. Polycom, Inc. was filed in the United States Court in the Northern District of California. The complaint alleges that Polycom’s ViewStation, ViaVideo, iPower, WebOffice and Path Navigator products infringe 4 U.S. Patents owned by plaintiff. The complaint seeks unspecified compensatory and exemplary damages for past and present infringement and to permanently enjoin Polycom from infringing on the patents in the future. On November 14, 2002 the Company filed an answer asserting, among other things, no infringement and that plaintiff’s patents are invalid and unenforceable. The Company believes that it has meritorious defenses and counterclaims, and intends to vigorously defend this action.

Standby Letters of Credit:

The Company has several standby letters of credit totaling approximately $876, 000 which were issued to guarantee certain of the Company’s foreign office lease obligations and other contractual obligations.

License Agreements:

On March 3, 2000, the Company entered into a patent licensing agreement with VTEL Corporation (VTEL). VTEL provided a fully paid up, royalty-free license to three patents related to various videoconferencing technologies. In exchange for these licenses, the Company paid VTEL approximately $8.3 million and sublicensed to VTEL a royalty-bearing patent for videoconferencing technology. The royalty, if any, under the sublicense was payable to the patent holder not Polycom. Amortization of the license was computed using the straight-line method over the economic life of the license of five years. On October 19, 2001, the Company recorded a charge of $5.5 million related to the impairment of the VTEL license as management determined that the technology used by PictureTel was superior to that obtained by Polycom under the VTEL license and that the PictureTel technology would be used in Polycom’s products and research and development and would better protect the Company’s intellectual property. This charge is included in “Acquisition-related costs” on the consolidated statement of operations.

The Company also enters into other various license agreements in the normal course of business and the cost of these agreements are amortized over the expected life of the respective agreements. The cost of these agreements and the amounts amortized in the years presented, both combined and individually, are not significant.

Leases:

The Company leases certain office facilities and equipment under noncancelable operating leases expiring between 2004 and 2014. As of December 31, 2003, the following future minimum lease payments, net of estimated sublease income are due under our current lease obligations. For example, we have an approximately 152,000 square foot building which is fully subleased to a third party for which the sublease runs concurrent with our lease obligation. As a result we are not currently showing a lease obligation related to this facility. If this sublease were to be terminated, or if the tenant defaulted on payment, we would incur additional lease payments that would negatively impact our operating results and overall cash flows. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. This table excludes leases expiring or subject to cancellation within twelve months subsequent to December 31, 2003 (in thousands):

	Minimum Lease Payments	Projected Annual Operating Costs
Year ending December 31,
2004	$11,292	$4,020
2005	11,400	4,117
2006	10,877	4,014
2007	6,559	3,358
2008	3,405	1,533
Thereafter	14,614	7,106

Minimum future lease payments	$58,147	$24,148

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

The majority of the Company’s video and service operations are located in approximately 321,000 square feet in Andover, Massachusetts pursuant to a lease that expires in September 2014 and approximately 64,000 square feet in Austin, Texas pursuant to a lease that expires in December 2004. The network systems operations occupy approximately 40,000 square feet in Petach Tikva, Israel and 32,000 square feet in Atlanta, Georgia, which is also shared with our installed voice business. In addition, the Company leased space in Goleta, California through January 2003 for the network access products’ engineering, manufacturing and marketing organizations and the Company leases space in North Vancouver, Canada for the VoIP development operation and in Burlington, Massachusetts for our advanced voice development operations. See Note 5 for discussion on a lease amendment signed in December 2003 related to the Andover, Massachusetts facility.

The Company leases an approximately 55,000 square foot facility in Tracy, California which is used as the North American and Latin American distribution center. Further, the Company utilizes space at a manufacturing contractor in Thailand and the Company’s European distribution contractor in the United Kingdom and Netherlands to provide Asian and European distribution and repair centers, respectively.

Included in the noncancelable operating leases are those assumed as part of the acquisition of PictureTel. The Company has identified vacated or redundant PictureTel leased facilities that the company intends to terminate or sublease and has recognized them as a liability assumed in a purchase combination. The liability is valued at the estimated net present value of the lease commitments. The estimated net present value of the cost of terminating these leases net of any estimated sublease rent is $25.7 million of which $4.1 million is classified as a current liability and $21.6 million is classified as a long term liability on the consolidated balance sheets.

Rent expense for the years ended December 31, 2003, 2002 and 2001 was $16.5 million, $14.6 million and $8.3 million, respectively.

13. Credit Arrangements:

The Company has available a $25 million revolving line of credit with a bank under an agreement dated November 11, 2003. Borrowings under the line are unsecured and bear interest at the bank’s prime rate (4.00% at December 31, 2003) or at the London interbank offered rate (LIBOR) plus 0.65% (approximately 1.80% to 1.82%, depending on the term of the borrowings at December 31, 2003). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. The line of credit expires on December 3, 2005.

For all periods presented, there were no balances outstanding under the line of credit, however the Company does have outstanding letters of credit which total approximately $0.9 million which are secured by this line of credit. The Company was in compliance with all applicable financial covenants and restrictions for the periods presented.

14. Stockholders’ Equity:

Public Stock Offering:

In February 2002, the Company completed a public offering in which it sold 8,050,000 shares of its common stock, including an over-allotment option of 1,050,000 shares exercised by the underwriters, at a price of $31.20 per share for net proceeds to the Company of approximately $237.5 million after underwriting discounts and commissions and expenses. The Company has used the net proceeds from this sale primarily for general corporate purposes, including working capital and capital expenditures, as well as for acquisitions of complementary businesses or technologies.

Treasury Stock:

As a result of the acquisition of PictureTel, the Company acquired 363,557 shares of treasury stock with an aggregate value of $11.2 million based on the market value of the Company’s common stock on the date of the acquisition. During 2002, these shares were retired and reclassified as authorized and unissued.

Share Repurchase Program:

In June 2002, the Board of Directors approved a plan to repurchase up to 3.5 million shares of the Company’s common stock in the open market or privately negotiated transactions. As of December 31, 2002, the Company has repurchased approximately 1,483,000 shares, for cash of $15.9 million, in the open market. During 2002, the Company retired and reclassified these shares of common stock as authorized and unissued. During 2003, the Company repurchased approximately 755,000 shares, in the open market, for cash of $6.9 million, which have been retired and reclassified as authorized and unissued. As of December 31, 2003, the Company is authorized to repurchase up to an additional approximately 1.3 million shares under the June 2002 repurchase plan.

Stock Option Exchange Program:

On May 21, 2001, the Company commenced a voluntary stock option exchange program to certain eligible employees and consultants of the Company. Under the program, eligible employees and consultants were given the option to cancel each outstanding stock option previously granted to them at an exercise price greater than or equal to $23.55 per share, in exchange for a new option to buy 0.85 shares of the Company’s common stock to be granted on December 26, 2001, six months and one day from June 25, 2001, the date the old options were canceled. In total, 1.1 million stock options were canceled as a result of this program and approximately 827,000 stock options were granted. The exchange program did not result in additional compensation charges or variable option plan accounting.

On May 28, 2003, the Company commenced a voluntary stock option exchange program to certain eligible employees. Members of our board of directors and our executive officers are not eligible to participate in this exchange program. Under the program, eligible employees were given the option to cancel each outstanding stock option previously granted to them at an exercise price greater than or equal to $13.48 per share, in exchange for 0.8 new options to purchase shares of the Company’s common stock to be granted on December 29, 2003, six months and three days from June 25, 2003, the date the old options were cancelled. The exercise price of these new options was equal to the fair market value of the Company’s common stock on the date of grant. The new options have a term equal to the lesser of the remaining term of the exchanged options, or 5½ years. Generally, each new option has the same vesting schedule as the exchanged option it replaced, but the new option did not vest between the cancellation date of the exchanged option and the new option grant date. Beginning on the new option grant date, the options were immediately vested to the extent they were vested on the cancellation date and vesting then continues in accordance with the vesting schedule of the exchanged option, subject to continued employment on each relevant vesting date. However, employees are restricted from exercising new options for a period of six months following the new option grant date. In total, 4.1 million stock options were cancelled as a result of this program and approximately 3.3 million stock options were granted. The exchange program did not result in additional compensation charges or variable option plan accounting.

Stock Option Plan:

In 2001, the Board of Directors reserved 750,000 shares of common stock under the 2001 Nonstatutory Stock Option Plan “(the Nonstatutory Plan”) for issuance of nonqualified stock options to employees of acquired companies and for foreign-based employees ineligible for incentive stock options.

In 1996, the Board of Directors reserved 6,250,000 shares of common stock under its 1996 Stock Option Plan (“the Plan”) for issuance to employees and directors of the Company. An additional 16,900,000 shares have been reserved and approved by stockholders. The Plan supersedes the 1991 Stock Option Plan (“91 Plan”).

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

In 1995, Accord reserved 5,087 shares of common stock under the 1995 Accord Networks Ltd. Stock Ownership and Option Plan dated March 29, 1995 for issuance to employees of Accord Networks Ltd. An additional 1,250,867 shares have been reserved. In the year 2000, the Accord Networks Ltd. 2000 Share Option Plan, the Accord Networks Ltd. Share Ownership and Option Plan (2000), and the Accord Networks, Ltd. 2000 Non-Employee Directors Option Plan were created with initial reserves of 229,875 shares, 229,875 shares and 61,300 shares, respectively. All of the Accord Networks Ltd. Plans were assumed by Polycom on February 28, 2001 pursuant to the Agreement and Plan of Merger and Reorganization dated as of December 5, 2000 as amended. All remaining option shares available for grant and subsequent cancellations of option shares under the Accord Networks Ltd. Plans expired or will expire as no additional option shares can be granted from any of the Accord Networks Ltd. Plans subsequent to the merger.

In addition, the Company assumed outstanding options upon the acquisitions of Atlanta Signal Processors, Inc. (“ASPI Plan”), PictureTel Corporation (“Acquisition Plan”) and Circa Communications Ltd. (“Circa Plan”). During fiscal 2001, a total of approximately 2.0 million shares of the Company’s common stock were reserved for issuance under the assumed plans and the related options are included in the following table. No shares were reserved for issuance under the assumed plans in 2002.

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

Activity under the above plans is as follows (in thousands, except share and per share data):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Avg Exercise Price
Balances, December 31, 2000	464,626	11,487,611	$22.90
Options reserved	3,250,000	—	—
Options related to acquisitions	1,994,521	—	—
Options granted	(6,283,707)	6,283,707	$26.22
Options exercised	—	(2,399,381)	$5.88
Options canceled	2,232,760	(2,232,760)	$41.06
Options expired	(625,321)	—	—

Balances, December 31, 2001	1,032,879	13,139,177	24.66
Options reserved	4,000,000	—	—
Options granted	(4,226,020)	4,226,020	$12.69
Options exercised	—	(604,810)	$4.45
Options canceled	1,427,489	(1,427,489)	$28.09
Options expired	(194,683)	—	—

Balances, December 31, 2002	2,039,665	15,332,898	$21.85
Options reserved	1,900,000	—	—
Options granted	(5,270,310)	5,270,310	$16.73
Options exercised	—	(795,015)	$8.20
Options canceled	7,244,584	(7,244,584)	$27.73
Options expired	(2,061,786)	—	—

Balances, December 31, 2003	3,852,153	12,563,609	$17.18

As of December 31, 2003, 2002 and 2001, 4,692,969, 6,626,657 and 4,224,324 outstanding options were exercisable at an aggregate average exercise price of $17.18, $23.39 and $21.32, respectively.

The options outstanding and currently exercisable by exercise price at December 31, 2003 are as follows:

	Options Outstanding			Options Currently Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.04-$9.59	1,292,059	4.34	$5.51	864,171	$3.68
$9.61-$9.96	622,476	5.94	$9.83	262,434	$9.74
$10.00-$10.10	1,936,614	5.57	$10.09	583,732	$10.10
$10.21-$16.70	1,558,426	6.07	$13.71	331,014	$11.45
$16.75-$17.47	538,145	5.59	$17.45	522,725	$17.46
$17.87-$19.32	3,402,812	5.22	$19.30	76,249	$18.90
$19.87-$22.16	656,034	4.65	$20.96	252,508	$21.04
$22.18-$23.50	1,443,676	4.49	$23.45	961,176	$23.45
$23.75-$48.50	1,040,134	5.51	$34.00	788,211	$34.28
$50.12-$50.12	73,233	6.69	$50.12	59,075	$50.12

	12,563,609	5.26	$17.18	4,701,295	$17.83

The weighted average fair value of options granted pursuant to the Plans were $6.95, $7.52 and $14.44 in 2003, 2002 and 2001, respectively. The fair value of each option grant is estimated on the date of grant using the multiple options approach and the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001
Risk-free interest rate	2.37%	3.27%	4.31%
Expected life (yrs)	3.24	3.15	2.65
Expected dividends	—	—	—
Expected volatility	0.8	0.9	0.9

The Company has also estimated the fair value of purchase rights issued under the Employee Stock Purchase Plan. Rights under this plan were also valued using the Black-Scholes option-pricing model. Purchase periods occur twice yearly and each effectively contains a 6-month option.

The weighted average fair value of purchase rights granted pursuant to the Employee Stock Purchase Plan in 2003, 2002 and 2001 was $17.25, $14.73 and $17.47, respectively. The fair value of each purchase right is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001
Risk-free interest rate	1.54%	3.27%	4.31%
Expected life (yrs)	1.53	1.25	1.53
Expected dividends	—	—	—
Expected volatility	0.7	0.9	0.9

Unearned Stock-based Compensation:

In connection with the acquisitions of Circa and ASPI, the Company recorded unearned stock-based compensation costs for unvested stock options assumed by the Company totaling $1.5 million which is being recognized over the vesting period of the options. In connection with certain stock option grants during 1999, the Company recorded unearned stock-based compensation cost totaling $2.4 million which was recognized over the vesting period of the related options of three years. Amortization expense associated with unearned stock compensation totaled $320,000, $544,000 and $557,000 in 2003, 2002 and 2001, respectively.

Approximately $4,000, $127,000 and $343,000 of unearned stock based compensation was reversed in 2003, 2002 and 2001, respectively, upon cancellation of unvested stock option grants resulting from termination of certain employees.

Preferred Share Rights Purchase Plan:

In July 1998, the Board of Directors approved a Preferred Shares Rights Agreement, which the Board amended in March 2001 (the “Rights Agreement”). The Rights Agreement is intended to protect stockholders’ rights in the event of an unsolicited takeover attempt. It will not interfere with a transaction approved by the Board of Directors. Upon becoming exercisable, each right entitles stockholders to buy 1/1000 of a share of Series A Preferred Stock of the Company at an exercise price of $400.00, subject to adjustment. The rights will be exercisable only if a person or a group (an “Acquiring Person”) acquires or announces a tender or exchange offer to acquire 20% or more of the Company’s common stock.

In the event that an Acquiring Person acquires 20% or more of the Company’s Common Stock (a “Triggering Event”), each right not held by the Acquiring Person will entitle the holder to purchase for the exercise price that number of shares of Common Stock having a market value equal to two times the exercise price. In addition, in the event that, following a Triggering Event, the Company is acquired in a merger or sells 50% or more of its assets, each right not held by an Acquiring Person will entitle the holder to purchase for the exercise price that number of shares of common stock of the acquiring company having a market value equal to two times the exercise price. The rights are redeemable, at the Company’s option, at a price of $0.005 per right. The Company may also exchange the rights for shares of Common Stock under certain circumstances. The rights will expire on the earlier of July 15, 2008 or the date of their redemption or exchange.

15. Employee Benefits Plans:

401(k) Plans:

The Company has a 401(k) Plan (the Polycom 401(k) Plan), which covers the majority of employees in the United States. Each eligible employee may elect to contribute to the Polycom 401(k) Plan, through payroll deductions, up to 20% of their compensation, subject to current statutory limitations. The Company does not offer its own stock as an investment option in the Polycom 401(k) Plan. The Company, at the discretion of the Board of Directors, may make matching contributions to the Polycom 401(k) Plan. Beginning with fiscal year 2000 the Company matched in cash 50% of the first 3% of compensation employees contribute to the Polycom 401(k) Plan, up to a maximum of $500 per participating employee per year. For fiscal year 2003, 2002 and 2001, the maximum Company cash match has been $1,500, $1,500 and $1,000, respectively, per participating employee per year.

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

The Company’s contributions to the Polycom 401(k) Plan and the Accord 401(k) Plan totaled approximately $861,000, $956,000 and $433,000 in fiscal 2003, 2002 and 2001, respectively.

Employee Stock Purchase Plan:

Under the Employee Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during offering periods of up to a maximum of 24 months with purchase dates approximately every six months (each January and July). The Company has reserved 2,500,000 shares of common stock for issuance under the plan. Shares are purchased through employees’ payroll deductions, up to a maximum of 15% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more than 3,000 shares or $25,000 worth of common stock in any one calendar year. During 2003, 2002 and 2001, 271,524, 283,858 and 170,250 shares were purchased at average per share prices of $10.62, $14.31 and $22.74, respectively. At December 31, 2003 there were 931,562 shares available to be granted under this plan.

Other Benefit Plans:

Under Israeli labor laws and agreements the Company is required to pay severance pay upon dismissal of an employee of the Company’s Israeli subsidiaries or upon termination of employment in specified circumstances. The Company’s severance pay for its employees in Israel, based upon length of service and the latest monthly salary (one month’s salary for each year worked), is mainly covered by purchased managerial insurance policies. The value of these policies is recorded as an asset in the consolidated balance sheets. The net amount of severance pay charged against income totaled approximately $983,000, $1,124,000 and $977,000 in 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002 severance pay funded included in other assets was approximately $2,547,000 and $1,743,000, respectively, and accrued severance pay included in long-term liabilities was approximately $4,229,000 and $3,078,000, respectively.

The Company is also contributing funds on behalf of its Israeli employees to an individual insurance policy. This policy provides a combination of savings plan, insurance and severance pay benefits to the insured employee. It provides for payments to the employee upon retirement or death and secures a substantial portion of the severance pay, if any, to which the employee is legally entitled upon termination of employment. Each participating employee contributes an amount equal to 5.0% of the employee’s base salary subject to social contributions, and the employer contributes between 5.0% and 7.5% of the employee’s base salary subject to social contributions. All of the Company’s full-time Israeli employees participate in this benefit package. The net amount of insurance expense charged against income totaled approximately $440,000, $383,000 and $361,000 in 2003, 2002 and 2001, respectively. The Company also provides some employees with an education fund, to which each participating employee contributes an amount equal to 2.5% of the employee’s base salary subject to social contributions up to the statutory cap, and the employer contributes an amount equal to 7.5% of the employee’s base salary subject to social contributions up to the statutory cap. Education fund expenses charged against income totaled approximately $459,000, $439,000 and $402,000 in 2003, 2002 and 2001, respectively.

16. Income Taxes:

Income tax expense consists of the following (in thousands):

	Year ended December 31,
	2003	2002	2001
Current
U. S. Federal	$3,808	$7,445	$13,353
Foreign	3,981	3,696	1,641
State and local	835	929	2,500

Total current	8,624	12,070	17,494

Deferred
U. S. Federal	225	(1,166)	(2,196)
Foreign	(51)	(252)	(34)
State and local	78	(502)	(524)

Total deferred	252	(1,920)	(2,754)

Income tax expense	$8,876	$10,150	$14,740

Discontinued operations and sale thereof	$(82)	$(1,525)	$(5,639)
Continuing operations	8,958	11,675	20,379

Income tax expense	$8,876	$10,150	$14,740

The sources of income (loss) before the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
United States	$(209)	$(4,600)	$(21,960)
Foreign	31,907	41,510	9,000

Income (loss) before provision for income taxes	$31,698	$36,910	$(12,960)

The Company’s tax provision differs from the provision computed using statutory tax rates as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Federal tax at statutory rate	$11,094	$12,919	$(4,536)
State taxes, net of federal benefit	539	977	(492)
Nondeductible expenses	122	671	3,451
In-process research and development and goodwill amortization	—	—	21,633
Tax exempt interest	—	(130)	(1,260)
Foreign income at tax rates different than U.S. rates	(2,293)	(3,666)	(2,660)
Research and development tax credit	(586)	(1,447)	(1,650)
Other	—	826	254

Tax provision	$8,876	$10,150	$14,740

The tax effects of temporary differences that give rise to the deferred tax assets (liabilities) are presented below (in thousands):

	2003	2002
Property and equipment, net, principally due to differences in depreciation	$5,111	$6,612
Inventory	4,951	7,992
Restructuring reserves	8,405	13,402
Other reserves	15,982	20,199
Net operating and capital loss carryforwards	30,753	22,394
Tax credit carryforwards	11,579	13,084
Investments	1,626	4,285

Deferred tax asset	78,407	87,968
Acquired intangibles	(1,305)	(4,735)

Net deferred tax asset	$77,102	$83,233

As of December 31, 2003, the Company has tax net operating loss carryforwards, tax credit carryovers and capital loss carryovers of approximately $78.3 million, $11.6 million and $9.0 million, respectively. These net operating loss carryforwards, tax credit carryforwards and capital loss carryforwards begin to expire in 2013, 2007 and 2007, respectively. A portion of the future utilization of the Company’s carryforwards is subject to certain limitations due to a change in ownership that occurred in 1998 and 2001. Deferred tax assets of approximately $26.7 million as of December 31, 2003 pertain to certain net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 31, 2003, the cumulative amount of earnings upon which U.S. income tax has not been provided is approximately $60.0 million.

Tax benefits of $1.8 million in each of 2003 and 2002 associated with the exercise of employee stock plans were allocated to stockholders equity.

The Company has been granted a beneficial tax status by the Israeli tax authorities for income earned in Israel. Under the terms, the Company is eligible for significant tax rate reductions for several years following the first year in which the Company has Israeli taxable income after consideration of tax losses carried forward. The Company to date has realized tax savings of approximately $8.3 million. The reduced tax rates, as well as other tax benefits, are conditional upon the Company fulfilling the terms stipulated under the Israeli law for the Encouragement of Capital Investments of 1959. Failure to comply with these conditions may result in cancellation of the benefits in whole or in part.

17. Business Segment Information:

Polycom is a leading global provider of a line of high-quality, easy-to-use communications equipment that enables business, telecommunication service provider, and government and educational institution users to more effectively conduct video, voice, data and web communications. Polycom’s offerings are organized along four product lines; Video Communications, Voice

Communications, Network Systems and Services. For reporting purposes, the Company aggregates Video Communications and Voice Communications into one segment named Communications and reports Network Systems as a separate segment. Services are allocated amongst Communications and Network Systems. The segments were determined in accordance with how management views and evaluates Polycom’s business and based on the aggregation criteria as outlined in SFAS 131. In 2002, the Company had a third reportable segment named Network Access. In January 2003, this product line was sold and has been accounted for as a discontinued operation for all periods presented. As such, Network Access is not being reported as a segment as of or for 2003, 2002 and 2001. In addition, software revenue reported in video revenue in prior periods has been reclassified to network systems revenue as a result of organizational changes that occurred in the second quarter of 2003. Future changes to this organizational structure or the business may result in changes to the reportable segments disclosed. A description of the types of products and services provided by each reportable segment is as follows:

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

Network Systems Segment

Network Systems products provide a broad range of network infrastructure to facilitate video, voice and data conferencing and collaboration capabilities to businesses, telecommunications service providers, and governmental and educational institutions. Our media servers provide seamless network connectivity across packet-based broadband networks and traditional circuit-switched networks for both video and voice multipoint conferencing. Our line of network systems products also includes a host of software products that manage our video and network systems products seamlessly. The PathNavigator call processing server provides support for intelligent call routing, easy system deployment and system management. Global Management System software enables web-based system management for the enterprise-wide video communications network. The Polycom Conference Suite enables easy scheduling of conferences through Microsoft Outlook or through a web interface, encompasses tools to proactively monitor, control, track and adjust the network and enables the control of conference room equipment from a remote location. In addition, WebOffice, our web-conferencing software application is a virtual office that allows users to conduct on-line meetings and to share information files, applications or documents in a secure interactive environment using their web browser. To assist our end-user customers in implementing and managing their network systems products, we offer a portfolio of additional professional and maintenance services which include: extended warranty and maintenance programs; integration services consisting of consulting, education, design and project management services; consulting services; and project management, installation and training.

The two reportable segments disclosed in these consolidated financial statements are based on Polycom’s organizational structure and the aggregation criteria as defined in SFAS 131. Future changes to this organizational structure or the business may result in changes to the reportable segments disclosed.

Segment Revenue and Profit

The accounting policies used to derive reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements. A significant portion of each segment’s expenses arise from shared services and infrastructure that Polycom has historically allocated to the segments in order to realize economies of scale and to use resources efficiently. These expenses include, information technology services, facilities and other infrastructure costs.

Segment Data

The results of the reportable segments are derived directly from Polycom’s management reporting system. The results are based on Polycom’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution margin.

Asset data, with the exception of inventory, is not reviewed by management at the segment level. All of the products and services within the respective segments are generally considered similar in nature, and therefore a separate disclosure of similar classes of products and services below the segment level is not presented.

Financial information for each reportable segment is as follows as of and for the fiscal years ended December 31, 2003, 2002 and 2001 (in thousands):

	Communications	Network Systems	Total
2003:
Net revenue	$339,404	$81,019	$420,423
Contribution margin	141,173	31,054	172,227
Inventory	21,904	2,941	24,845
2002:
Net revenue	$362,809	$89,282	$452,091
Contribution margin	67,851	29,870	97,721
Inventory	26,942	3,182	30,124
2001:
Net revenue	$280,482	$86,349	$366,831
Contribution margin	76,208	29,504	105,712
Inventory	32,243	4,527	36,770

Total inventory as reflected in the Company’s balance sheet as of December 31, 2002 also includes $2,184 of inventory related to the Network Access segment that is shown as discontinued operations for all periods presented and thus not presented above. Segment contribution margin includes all product line segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include sales costs, marketing costs, other than direct marketing, general and administrative costs, such as legal and accounting, acquisition-related costs, amortization of purchased intangible assets, restructuring costs, litigation settlements, interest income, net, loss on strategic investments, other income (expense), net and provision for income taxes.

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Segment contribution margin	$172,227	$97,721	$105,712
Corporate and unallocated costs	(123,237)	(32,682)	(29,865)
Acquisition related-costs	(386)	(3,699)	(24,077)
Purchased in-process research and development charges	—	(900)	(52,642)
Amortization of purchased intangibles	(17,591)	(17,135)	(3,905)
Amortization of goodwill	—	—	(2,114)
Restructure costs	(5,029)	(1,657)	—
Litigation settlement	—	257	—
Interest income, net	8,451	9,492	12,755
Loss on strategic investments	(737)	(7,465)	(3,178)
Other income (expense), net	(1,774)	527	(608)
Provision for taxes	(8,958)	(11,675)	(20,379)

Total income (loss) from continuing operations	$22,966	$32,784	$(18,301)

The Company’s net revenues are substantially denominated in U.S. dollars and are summarized geographically as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
United States	$225,175	$256,877	$223,001
Canada	3,265	4,235	5,668

Total North America	228,440	261,112	228,669

Europe, Middle East and Africa	84,405	95,330	72,758
Asia	98,389	83,923	58,362
Caribbean and Latin America	9,189	11,726	7,042

Total international	191,983	190,979	138,162

Total net revenue	$420,423	$452,091	$366,831

The percentage of total net revenues for the Video Communications, Voice Communications, Network Systems and iPower-related Service were as follows:

	Year ended December 31,
	2003	2002	2001
Video Communications	58%	57%	55%
Voice Communications	19%	17%	20%
Network Systems	19%	20%	23%
iPower-related Service	4%	6%	2%

Total net revenue	100%	100%	100%

No customer accounted for more than 10% of the Company’s net revenues in 2003, 2002 or 2001.

The Company’s fixed assets, net of accumulated depreciation, are located in the following geographical areas (in thousands):

	December 31,
	2003	2002
North America	$23,827	$23,888
Israel	2,422	2,716
Europe, Middle East and Africa	1,274	1,177
Other	970	647

Total	$28,493	$28,428

18.	Net Income (Loss) Per Share Disclosures:

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share from continuing operations is provided as follows (in thousands, except per share amounts):

	Year ended December 31,
	2003	2002	2001
Numerator—basic and diluted net income (loss) per share from continuing operations:
Net income (loss) from continuing operations	$22,966	$32,784	$(18,301)

Denominator—basic net income (loss) per share from continuing operations:
Weighted average common stock outstanding	99,245	100,121	85,213
Treasury shares	—	(794)	(73)
Shares subject to repurchase	(1)	(3)	(17)

Total shares used in calculation of basic net income (loss) per share from continuing operations	99,244	99,324	85,123

Basic net income (loss) per share from continuing operations	$0.23	$0.33	$(0.22)

Denominator—diluted net income (loss) per share from continuing operations:
Denominator—shares used in calculation of basic net income (loss) per share from continuing operations	99,244	99,324	85,123
Effect of dilutive securities:
Common stock options	1,507	1,369	—
Shares subject to repurchase	1	3	—

Total shares used in calculation of diluted net income (loss) per share from continuing operations	100,752	100,696	85,123

Diluted net income (loss) per share from continuing operations	$0.23	$0.33	$(0.22)

In 2003, 2002 and 2001, 7,013,990, 10,949,063 and 4,635,424, respectively, of potentially dilutive securities such as stock options and stock subject to repurchase were excluded from the denominator in the computation of diluted net income (loss) per share from continuing operations because the option exercise price was greater than the average market price of the common stock.

19. Subsequent Event (Unaudited):

On January 5, 2004, the Company completed its acquisition of Voyant Technologies, Inc., (“Voyant”) pursuant to the terms of an Agreement and Plan of Merger, dated as of November 21, 2003 (the “Merger Agreement”). Voyant designs and delivers group voice communication solutions.

Pursuant to the Merger Agreement, Voyant shareholders received $109.3 million in cash. Approximately $12.9 million of the cash was placed into escrow to be held as security for losses incurred by the Company in the event of certain breaches of the representations and warranties covered in the Merger Agreement or certain other events. Voyant shareholders may receive an additional $35 million of consideration over a two year period, payable in cash or, at the Company’s option, in Polycom stock to certain stockholders, based on the achievement of certain financial milestones relating to the sale of Voyant products. In addition, upon completion of the Merger, options to acquire shares of Voyant common stock outstanding under the terms of the Voyant stock plans were assumed and converted into approximately 1.3 million options to acquire shares of Polycom common stock. If additional consideration is earned and the Company chooses to issue shares of Polycom stock to certain stockholders of Voyant in lieu of cash, the shares of the Company’s common stock issued pursuant to the Merger will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon the exemptions provided by Section 4(2) under the Securities Act. Voyant will be reported as a part of the Company’s Network Systems segment.

POLYCOM, INC.

SUPPLEMENTARY FINANCIAL DATA

(Unaudited)

(in thousands, except per share amounts)

	2002				2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$132,255	$122,195	$103,393	$94,248	$92,920	$99,434	$109,782	$118,287
Gross profit	$78,773	$70,918	$59,128	$55,759	$54,287	$59,133	$67,104	$74,322
Net income (loss)	$14,508	$5,633	$3,484	$3,135	$(2,420)	$1,594	$9,982	$13,667
Basic net income (loss) per share	$0.15	$0.06	$0.03	$0.03	$(0.02)	$0.02	$0.10	$0.14
Diluted net income (loss) per share	$0.14	$0.06	$0.03	$0.03	$(0.02)	$0.02	$0.10	$0.13

Net revenue and gross profit information for 2002 have been revised to exclude amounts from the NAP product line as this product line was accounted for as a discontinued operation beginning in 2003.

S-1

FINANCIAL STATEMENT SCHEDULE—SCHEDULE II

POLYCOM, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions		Deductions	Balance at End of Year
Year ended December 31, 2003
Allowance for doubtful accounts	$4,440	$521		$(2,452)	$2,509
Year ended December 31, 2002
Allowance for doubtful accounts	$4,816	$3,213		$(3,589)	$4,440
Year ended December 31, 2001
Allowance for doubtful accounts	$2,588	$3,997	(a)	$(1,769)	$4,816

(a)	Additions for allowance for doubtful accounts of $3.0 million include amounts acquired through the PictureTel and ASPI acquisitions. See Note 3 of Notes to the Consolidated Financial Statements.

S-2

INDEX TO EXHIBITS

Exhibit No.		Description

2.1		Agreement and Plan of Merger and Reorganization dated December 5, 2000, by and among the Registrant, Merger Sub Ltd. and Accord Networks Ltd. (which is incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission (the “Commission”) on December 12, 2000).

2.2		Agreement and Plan of Merger dated May 24, 2001, by and among the Registrant, Pharaoh Acquisition Corp. and PictureTel Corporation (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-63252) filed with the Commission on June 18, 2001).

2.3		Addendum to the Agreement and Plan of Merger, dated May 24, 2001, by and among the Registrant, Pharaoh Acquisition Corp. and PictureTel Corporation (which is incorporated herein by reference to Exhibit 12(d)(4) to Amendment No. 6 to the Schedule TO filed with the Commission on October 3, 2001).

2.4		Asset Purchase Agreement, dated as of January 28, 2003, by and between Polycom, Inc. and Verilink Corporation (which is incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed with the Commission on February 12, 2002.

2.5		Agreement and Plan of Merger dated as of November 21, 2003 by and among Polycom, Inc., Voyager Acquisition Corporation and Voyant Technologies, Inc. (which is incorporated herein by reference to Exhibit 21 to the Form 8-K filed by the Registrant with the Commission on January 16, 2004.

3.1		Restated Certificate of Incorporation of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 18, 2003.

3.2		Amended and Restated Bylaws of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2001).

4.1		Reference is made to Exhibits 3.1 and 3.2.

4.2		Specimen Common Stock certificate (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-02296) filed with the Commission on March 12, 1996 (the “1996 S-1”)).

4.3		Amended and Restated Investor Rights Agreement, dated May 17, 1995, among the Registrant and the Investors named therein (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s 1996 S-1).

4.4		Preferred Shares Rights Agreement dated as of July 15, 1998 and as amended March 2, 2001, between Polycom, Inc. and Fleet Bank, N.A. F/K/A BankBoston N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights Attached thereto as Exhibits A, B and C, respectively (which is incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed with the Commission on March 2, 2001).

10.1	*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s 1996 S-1).

10.2	*	The Registrant’s 1996 Stock Incentive Plan, as amended (which is incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-108049).

10.3	*	The Registrant’s 1996 Employee Stock Purchase Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s 1996 S-1).

10.4	*	ViaVideo Communications, Inc. 1996 Stock Option/Stock Issuance Plan and related agreements (which are incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-45351).

10.5		Lease Agreement by and between the Registrant and Trinet Essential Facilities XXVI, dated December 1, 1999, regarding the space located at 1565 Barber Lane, Milpitas, California (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2000).

10.6		Lease Agreement by and between the Registrant and WJT, LLC, dated February 19, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2001).

10.7	*	Accord Networks Ltd. 1995 Employee Share Ownership and Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.8	*	Accord Networks Ltd. Share Ownership and Option Plan (2000) and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.9	*	Accord Networks Ltd. 2000 Share Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.10		Accord Networks Ltd. 2000 Non-Employee Director Stock Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.11		Circa Communications, Ltd Stock Option Plan and related agreements (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-59820) filed with the Commission on April 30, 2001).

10.12	*	Form of Change of Control Severance Agreement with the Chief Executive Officer and Chief Financial Officer of the Registrant, effective as of March 28, 2001 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 16, 2001).

10.13	*	Form of Change of Control Severance Agreement with management of the Registrant other than the Chief Executive Officer and Chief Financial Officer, effective as of March 28, 2001 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 16, 2001).

10.14		Amendment No. 1 to Lease by and between the Registrant and WJT, LLC, dated October 5, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2002).

10.15		PictureTel Corporation 1998 Acquisition Stock Option Plan and form of Non-Statutory Stock Option (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-72544) filed with the Commission on October 31, 2001).

10.16	*	Polycom, Inc. 2001 Nonstatutory Stock Option Plan and form of agreement thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on form 10-Q filed with the Commission on November 13, 2001.

10.17		Atlanta Signal Processors, Incorporated 1997 Incentive Stock Plan and forms of Stock Option Grant, Exercise Agreement and Employee Shareholder Agreement (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-76312) filed with the Commission on January 4, 2002).

10.18		Lease Agreement by and between PictureTel Corporation and 100 Minuteman Limited Partnership, dated October 10, 1995, as amended, regarding the space located at 100 Minuteman Rd., Andover, Massachusetts (which is incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2002).

10.19	*	Amended Summary and Rescission of Arrangement between the Registrant and Robert C. Hagerty (which is incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 18, 2003).

10.20	*	Form of Severance Agreement between the Registrant and Robert C. Hagerty (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003.

10.21	*	Summary of Arrangement between the Registrant and its Senior Executive Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

10.22	(1)	Amendment No. 6 to Lease Agreement by and between PictureTel Corporation and 100 Minuteman Limited Partnership, effective November 25, 2003, regarding the space located at 100 Minuteman Rd., Andover, Massachusetts.

21.1	(1)	Subsidiaries of the Registrant.

23.1	(1)	Consent of Independent Accountants.

24.1	(1)	Power of Attorney (included on page 56 of this Annual Report on Form 10-K).

31.1	(1)	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	(1)	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	(1)	Certifications pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed herewith.