Form 10-Q
period 2004-03-31
POLYCOM INC
filed 2004-05-10
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

There were 99,885,110 shares of the Company’s Common Stock, par value $.0005, outstanding on April 30, 2004.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

PART 1 FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$199,028	$212,562
Short-term investments	16,631	15,703
Trade receivables, net of allowance for doubtful accounts of $2,452 and $2,509 at March 31, 2004 and December 31, 2003, respectively	41,735	42,836
Inventories	26,733	24,845
Deferred taxes	21,255	20,589
Prepaid expenses and other current assets	19,160	19,472

Total current assets	324,542	336,007
Property and equipment, net	37,902	28,493
Long-term investments	306,288	368,020
Goodwill	360,619	289,508
Purchased intangibles, net	41,074	15,236
Deferred taxes	46,963	56,513
Other assets	9,873	10,013

Total assets	$1,127,261	$1,103,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,866	$36,247
Accrued payroll and related liabilities	12,675	12,644
Taxes payable	50,694	49,417
Deferred revenue	24,239	20,524
Other accrued liabilities	26,964	26,846

Total current liabilities	145,438	145,678
Long-term liabilities	27,726	28,833

Total liabilities	173,164	174,511

Stockholders’ equity
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; Issued and outstanding: One at March 31, 2004 and December 31, 2003	—	—
Common stock, $0.0005 par value; Authorized: 175,000,000 shares; Issued and outstanding: 99,818,727 shares at March 31, 2004 and 99,349,703 shares at December 31, 2003	50	50
Additional paid-in capital	892,598	871,383
Cumulative other comprehensive income	451	224
Unearned stock-based compensation	(186)	(249)
Retained earnings	61,184	57,871

Total stockholders’ equity	954,097	929,279

Total liabilities and stockholders’ equity	$1,127,261	$1,103,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2004	March 31, 2003
Revenues:
Product revenues	$106,605	$83,771
Service revenues	12,542	9,149

Total revenues	119,147	92,920

Cost of revenues:
Cost of product revenues	35,063	31,708
Cost of service revenues	9,064	6,925

Total cost of revenues	44,127	38,633

Gross profit	75,020	54,287

Operating expenses:
Sales and marketing	28,446	26,664
Research and development	22,026	19,820
General and administrative	8,066	7,732
Acquisition-related costs	825	73
Amortization of purchased intangibles	6,363	4,398
Purchased in-process research and development	4,600	—
Restructuring costs	—	703

Total operating expenses	70,326	59,390

Operating income (loss)	4,694	(5,103)
Interest income, net	1,681	2,433
Gain (loss) on strategic investments	9	(215)
Other expense, net	(474)	(194)

Income (loss) from continuing operations before provision for (benefit from) income taxes	5,910	(3,079)
Provision for (benefit from) income taxes	2,854	(838)

Income (loss) from continuing operations	3,056	(2,241)
Income (loss) from discontinued operations, net of taxes	151	(676)
Gain from sale of discontinued operations, net of taxes	106	497

Net income (loss)	$3,313	$(2,420)

Basic net income (loss) per share:
Income (loss) per share from continuing operations	$0.03	$(0.02)
Income (loss) per share from discontinued operations, net of taxes	—	(0.01)
Gain per share from sale of discontinued operations, net of taxes	—	0.01

Basic net income (loss) per share	$0.03	$(0.02)

Diluted net income (loss) per share:
Income (loss) per share from continuing operations	$0.03	$(0.02)
Income (loss) per share from discontinued operations, net of taxes	—	(0.01)
Gain per share from sale of discontinued operations, net of taxes	—	0.01

Diluted net income (loss) per share	$0.03	$(0.02)

Weighted average shares outstanding for basic net income (loss) per share calculation	99,866	99,312
Weighted average shares outstanding for diluted net income (loss) per share calculation	102,664	99,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income (loss)	$3,313	$(2,420)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain from sale of discontinued operations, net of taxes	(106)	(497)
Depreciation and amortization	4,699	3,967
Purchased in-process research and development	4,600	—
Amortization of purchased intangibles	6,363	4,398
Provision for doubtful accounts	(210)	447
Provision for excess and obsolete inventories	787	261
Tax benefit from exercise of stock options	1,692	151
Amortization of unearned stock-based compensation	63	94
(Gain) loss on strategic investments	(9)	215
Changes in assets and liabilities net of effects of acquisition:
Trade receivables	3,503	5,670
Inventories	617	3,964
Prepaid expenses and other assets	3,782	(2,546)
Accounts payable	(6,861)	3,763
Taxes payable	494	(572)
Other accrued liabilities	(4,084)	(6,893)

Net cash provided by operating activities	18,643	10,002

Cash flows from investing activities:
Purchases of property and equipment	(4,659)	(4,808)
Purchase of licensed technology	—	(3,528)
Purchases of investments	(199,862)	(227,585)
Proceeds from sale and maturity of investments	261,895	217,629
Proceeds from sale of discontinued operations	167	1,000
Purchase of convertible note receivable	—	(522)
Net cash paid in purchase acquisition	(95,162)	—

Net cash used in investing activities	(37,621)	(17,814)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	5,444	2,421
Purchase of treasury stock	—	(4,411)

Net cash provided by (used in) financing activities	5,444	(1,990)

Net decrease in cash and cash equivalents	(13,534)	(9,802)
Cash and cash equivalents, beginning of period	212,562	155,191

Cash and cash equivalents, end of period	$199,028	$145,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2004, the condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003 and the condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to current year presentation.

2. DISCONTINUED OPERATIONS

In January 2003, the Company sold to Verilink Corporation (“Verilink”) certain fixed assets and intellectual property rights relating to Polycom’s network access product line, including Polycom’s line of NetEngine integrated devices, for a total of up to $3.0 million in cash, of which (i) $1.0 million was paid to Polycom at closing, (ii) $0.25 million was paid to Polycom on the first anniversary of the closing, in January 2004, and (iii) up to $1.75 million will be paid to Polycom quarterly based on ten percent of Verilink’s revenues related to the sale of NetEngine products. Concurrent with the closing, certain of our employees joined Verilink. Verilink also agreed to purchase Polycom’s existing NetEngine-related inventories, with a book value of approximately $1.9 million as of the closing date, on an as needed basis. As of March 31, 2004, Verilink had purchased approximately $2.0 million of NetEngine-related inventories, which resulted in a net gain of approximately $0.1 million for the three months ended March 31, 2004. Verilink paid $0.2 million in each of the three month periods ended March 31, 2004 and 2003, related to ten percent of Verilink’s revenues from the sale of NetEngine products during such periods, and on a cumulative basis has paid $0.6 million towards the $1.75 million commitment. Additionally, in connection with the sale, Polycom entered into a license agreement with Verilink pursuant to which Verilink granted to Polycom a license to use and further develop the network access technology related to the NetEngine product line. The Company has agreed not to compete with Verilink in the network access market for a period of three years from the closing date, which ends January 28, 2006.

The Company’s condensed consolidated financial statements reflect its network access product line as discontinued operations in accordance with SFAS 144. The results of operations of the Company’s network access product line have been classified as discontinued, and prior periods have been reclassified, including the reallocation of general overhead charges to the Company’s remaining reporting segments. The Company recorded an after-tax gain of $0.1 million and $0.5 million as a result of this transaction during the three months ended March 31, 2004 and 2003, respectively. The Company may record additional quarterly gains related to the sale of this product line as Verilink remits ten percent of its quarterly revenues from the sale of NetEngine products subject to a maximum amount of $1.75 million.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table shows the results of operations of the Company’s network access product line (in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2003(a)
Net revenues	$238	$577
Cost of net revenues	—	796

Gross profit (loss)	238	(219)

Operating expenses:
Sales and marketing	—	145
Research and development	—	700

Total operating expenses	—	845

Operating gain (loss)	238	(1,064)
Provision for (benefit from) income taxes	87	(388)

Net gain (loss)	$151	$(676)

(a)	Includes operations from January 1, 2003 to January 28, 2003, the transaction closing date.

The following table shows the components of the gain from sale of discontinued operations (in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2003
Proceeds	$167	$1,453
Net book value of assets and liabilities sold	—	(442)
Costs of disposition	—	(228)

Gain on sale before taxes	167	783
Taxes	61	286

Gain from sale of discontinued operations, net of taxes	$106	$497

3. INVENTORIES

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$1,764	$493
Work in process	241	262
Finished goods	24,728	24,090

	$26,733	$24,845

4. GUARANTEES

Warranty

The Company provides for the estimated costs of hardware and software product warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold. In the case of hardware manufactured by the Company, the warranties generally start from the delivery date and continue for one to three years depending on the product purchased. Software products generally carry a 90-day warranty from the date of shipment. Our liability under warranties on software products is to provide a corrected copy of any portion of the software found not to be in substantial compliance with the agreed upon specifications. Factors that affect our warranty obligation include product failure rates, material usage and service delivery costs incurred in correcting product failures. We assess the adequacy of our recorded warranty liabilities every quarter and make adjustments to the liability if necessary.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the period are as follows (in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2003
Balance at beginning of period	$9,612	$10,224
Accruals for warranties issued during the period	2,368	762
Voyant liability assumed	500	—
Actual warranty expenses	(2,955)	(2,233)

Balance at end of period	$9,525	$8,753

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on all of our products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Changes in deferred maintenance revenue, which is included as a component of “Deferred revenue” on the condensed consolidated balance sheets, during the period are as follows (in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2003
Balance at beginning of period	$17,316	$16,463
Additions to deferred maintenance revenue	13,554	6,295
Amortization of deferred maintenance revenue	(9,984)	(6,327)

Balance at end of period	$20,886	$16,431

The cost of providing maintenance services for the three months ended March 31, 2004 and 2003 was $8.5 million and $6.5 million respectively.

Indemnifications to Verilink Corporation (“Verilink”)

In connection with the sale of the network access product line to Verilink, the Company has agreed to indemnify Verilink against certain contingent liabilities. The Company believes the estimated fair value of this indemnification is not material.

Officer and Director Indemnifications

To the maximum extent permitted under Delaware law, the Company has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a director and officer insurance policy that mitigates the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal.

Other Indemnifications

As is customary in the Company’s industry, as provided for in local law in the U.S. and other jurisdictions, the Company’s standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Accrued expenses	$4,584	$4,934
Short-term restructuring reserves	5,398	4,855
Warranty obligations	9,525	9,612
Sales tax payable	3,750	3,418
Employee stock purchase plan withholding	1,183	1,940
Other accrued liabilities	2,524	2,087

	$26,964	$26,846

6. LONG-TERM LIABILITIES

Long-term liabilities consists of the following (in thousands):

	March 31, 2004	December 31, 2003
Long-term restructing reserves	$20,474	$21,642
Other long-term liabilities	7,252	7,191

	$27,726	$28,833

7. BANK LINE OF CREDIT

The Company has available a $25 million revolving line of credit with a bank under an agreement dated November 11, 2003. Borrowings under the line are unsecured and bear interest at the bank’s prime rate (4.00% at March 31, 2004) or at the London interbank offered rate (LIBOR) plus 0.65% (approximately 1.74% - 1.76% at March 31, 2004 depending on the term of the borrowings). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels and other related items. The line of credit expires on December 3, 2005. As of March 31, 2004, there were no balances outstanding under the line of credit, however, the Company has outstanding letters of credit which total approximately $1.2 million at March 31, 2004 of which $1.0 million is secured by this line of credit. The Company was in compliance with all applicable financial covenants and restrictions for the periods presented.

8. COMPUTATION OF NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER SHARE

Basic net income (loss) per share from continuing operations is computed by dividing net income (loss) from continuing operations by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share from continuing operations reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of outstanding stock options or the conversion of preferred stock to common stock. Potentially dilutive shares are excluded from the computation of diluted net income (loss) per share from continuing operations when their effect is antidilutive.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share from continuing operations is provided as follows (in thousands except per share amounts):

	Three Months Ended
	March 31, 2004	March 31, 2003
Numerator—basic and diluted net income (loss) per share from continuing operations:
Net income (loss) from continuing operations	$3,056	$(2,241)

Denominator—basic and diluted net income (loss) per share from continuing operations:
Weighted average shares used to compute basic net income (loss) per share from continuing operations	99,866	99,312
Effect of dilutive securities:
Common stock options	2,798	—

Total shares used in calculation of diluted net income (loss) per share from continuing operations	102,664	99,312

Basic net income (loss) per share from continuing operations	$0.03	$(0.02)

Diluted net income (loss) per share from continuing operations	$0.03	$(0.02)

For the three months ended March 31, 2004 and 2003, approximately 3,600,110 and 13,853,000 shares, respectively, relating to potentially dilutive securities such as stock options were excluded from the denominator in the computation of diluted net income (loss) per share from continuing operations because the option exercise price was greater than the average market price of the common stock and, accordingly, their inclusion would be anti-dilutive.

9. STOCK BASED COMPENSATION

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

Consistent with the disclosure provisions of FAS 123, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2004	March 31, 2003
Net income (loss) —as reported	$3,313	$(2,420)
Add stock based compensation expensed during the period	63	94
Less stock based compensation expense determined under fair value based method, net of taxes	(6,422)	(5,771)

Net loss—pro forma	$(3,046)	$(8,097)
Basic net income (loss) per share—as reported	$0.03	$(0.02)
Basic net loss per share—pro forma	$(0.03)	$(0.08)
Diluted net income (loss) per share—as reported	$0.03	$(0.02)
Diluted net loss per share—pro forma	$(0.03)	$(0.08)

The impact on pro forma net loss and net loss per share in the table above may not be indicative of the effect in future years as options vest over several years and the Company continues to grant stock options to new and current employees.

10. BUSINESS SEGMENT INFORMATION

Polycom is a leading global provider of a line of high-quality, easy-to-use communications equipment that enables businesses, telecommunications service providers, and governmental and educational institutions to more effectively conduct video, voice, data

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and web communications. Polycom’s offerings are organized along four product lines: Video Communications, Voice Communications, Network Systems and Services. For reporting purposes, the Company aggregates Video Communications and Voice Communications into one segment named Communications and reports Network Systems and Services as separate segments. Prior to this quarter, Services was allocated amongst Communications and Network Systems. The segments are determined in accordance with how management views and evaluates Polycom’s business and based on the aggregation criteria as outlined in SFAS 131. Segment financial data for the three months ended March 31, 2003 has been adjusted to reflect these segments. Software revenue reported in video revenue in prior periods has been reclassified to network systems revenue as a result of organizational changes that occurred in the second quarter of 2003. Future changes to this organizational structure or the business may result in changes to the reportable segments disclosed. A description of the types of products and services provided by each reportable segment is as follows:

Communications Segment

Communications products include: videoconferencing collaboration products, and desktop and conference analog, digital and IP voice communications products that enhance business communication. The Company offers a family of videoconferencing collaboration products that facilitate high-quality video communications. The ViewStation product family and the recently announced VSX 7000 comprise a line of group videoconferencing systems. The iPower products utilize a PC-based architecture, optimized for intensive collaboration in conjunction with videoconferencing. The ViaVideo II desktop video communications appliance integrates a multimedia processor, camera and Polycom’s patented full-duplex Acoustic Clarity Technology for two-way video, voice and data transmission in a single device. The recently announced VSX 3000, is an all-in-one desktop video system that includes a video conferencing codec combined with a built in camera, microphone, speakers and 17-inch LCD display that can also be used as the PC monitor. The Visual Concert family of peripherals allows users of the group conferencing video products to incorporate data, documents and audiovisual effects into their videoconferencing sessions.

The Company’s voice communications products consist of desktop, conference room and meeting room products. A majority of the voice products feature Polycom’s patented Acoustic Clarity Technology which allows simultaneous conversations (full duplex) and minimizes background noise, echoes, word clipping and distortion. The SoundStation VTX 1000™, automatically adapts to each meeting environment, providing high fidelity voice quality for all participants whether they are 2-feet or 20-feet away from the microphone. This wideband conference phone delivers twice the bandwidth of a normal telephone over an ordinary telephone line for life-like sound quality. The recently introduced SoundStation 2W is Polycom’s first wireless conference phone. The SoundStation 2W has secure technology with voice encryption, up to 24 hours of talk time, and the ability to dial through a cell phone. The Company offers our SoundStation IP and SoundPoint IP products for applications in the conference room and on the desktop for Voice over IP technology solutions. The Vortex series of rack-mounted voice conferencing products provide solutions for larger, high-end conference rooms, training rooms, courtrooms, classrooms and other permanent installations. These solutions can be used as a stand alone audio system or can be used in combination with a video system to enhance the audio quality and microphone pick up.

Network Systems Segment

Network Systems products provide a broad range of network infrastructure to facilitate video, voice and data conferencing and collaboration capabilities to businesses, telecommunications service providers, and governmental and educational institutions. The Company’s MGC media servers provide seamless network connectivity across packet-based broadband networks and traditional circuit-switched networks for both video and voice multipoint conferencing. The gateways move and translate traffic effectively and securely from one network type to another. The line of network systems products also includes a host of software products that manage the Company’s video and network systems products seamlessly. The PathNavigator call processing server provides support for intelligent call routing, easy system deployment and management. Global Management System software enables web-based system management for the enterprise-wide video communications network. MobileMeeting enables mobile phone and data device users to instantly launch group calls and connect with users from any network, location or handset by simply selecting a user-configured group buddy list from their device. The Polycom Conference Suite enables easy scheduling of conferences through Microsoft Outlook or through a web interface, encompasses tools to proactively monitor, control, track and adjust the network and enables the control of conference room equipment from a remote location. In addition, WebOffice, the Company’s web-conferencing software application is a virtual office that allows users to conduct on-line meetings and to share information files, applications or documents in a secure interactive environment using their web browser.

Services Segment

Service is comprised of a wide range of service and support offerings to our resellers and directly to some end-user customers. Our service offerings include: maintenance programs; integration services consisting of consulting, education, design and project management services; consulting services consisting of planning and needs analysis for end-users; design services, such as room design and custom solutions; and project management, installation and training.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment Revenue and Profit

A significant portion of each segment’s expenses arise from shared services and infrastructure that Polycom has historically allocated to the segments in order to realize economies of scale and to use resources efficiently. These expenses include information technology services, facilities and other infrastructure costs.

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

Financial information for each reportable segment was as follows as of and for the three months ended March 31, 2004 and 2003 (in thousands):

	Communications	Network Systems	Services	Total
For the three months ended March 31, 2004:
Revenue	$85,163	$21,442	$12,542	$119,147
Contribution margin	41,759	4,016	2,527	48,302
As of March 31, 2004: Inventories	14,039	5,909	6,785	26,733

For the three months ended March 31, 2003:
Revenue	$68,952	$14,819	$9,149	$92,920
Contribution margin	21,783	5,978	1,027	28,788
As of March 31, 2003: Inventories	17,407	3,762	6,914	28,083

Segment contribution margin includes all product line segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, general and administrative costs, such as legal and accounting, acquisition-related costs, amortization of purchased intangible assets, purchased in-process research and development costs, restructuring costs, interest income, net, gain (loss) on strategic investments, other expense, net and provision for (benefit from) income taxes.

The reconciliation of segment information to Polycom income from continuing operations was as follows (in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2003
Segment contribution margin	$48,302	$28,788
Corporate and unallocated costs	(31,820)	(28,717)
Acquisition related-costs	(825)	(73)
Amortization of purchased intangibles	(6,363)	(4,398)
Purchased in-process research and development	(4,600)	—
Restructuring costs	—	(703)
Interest income, net	1,681	2,433
Gain (loss) on strategic investments	9	(215)
Other expense, net	(474)	(194)
(Provision for) benefit from income taxes	(2,854)	838

Income (loss) from continuing operations	$3,056	$(2,241)

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2003
Net income (loss)	$3,313	$(2,420)
Change in unrealized loss on investments	(227)	(244)

Comprehensive income (loss)	$3,086	$(2,664)

12. INVESTMENTS

The Company has investments in debt securities and also has strategic investments in private and public companies. The classification of these investments are as follows (in thousands):

	March 31, 2004	December 31, 2003
Short-term investments in debt securities	$16,631	$15,703

Long-term investments in debt securities	$306,259	$367,919

Long-term investment in non-transferable warrants in a public company	29	101

Total long-term investments	$306,288	$368,020

Investments in privately-held companies	$872	$872

Debt Securities

The Company’s short-term and long-term investments in debt securities consist of U.S., state and municipal government obligations and foreign and domestic public corporate debt securities. Investments with original maturities of less than one year are classified as short-term. All short and long-term investments were classified as available-for-sale and are carried at fair value based on quoted market prices at the end of the reporting period. Unrealized gains and losses on these investments are recorded as a separate component of cumulative other comprehensive income in stockholders’ equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific-identification method is used to determine the cost of securities disposed of, with the realized gains and losses reflected in interest income, net.

The Company’s investment policy limits the concentration of its investments in debt securities to an unlimited amount of U.S. Government and U.S. Government Agencies and a maximum of 4% to 10% in a single issuer for all other debt instruments. The policy also limits the percent of our portfolio held in these instruments to a minimum of 20% in U.S. Government and U.S. Government Agencies and no more than 25% to 75% of other debt instruments depending on the debt classification. All of the Company’s debt securities must be rated by both Standard and Poor’s and Moody’s and must have a high quality credit rating. Because of the nature of the Company’s investment policy, the Company does not monitor industry classification of the investments other than commercial bank issues. The Company is in compliance with its investment policy at March 31, 2004.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Non-transferable Warrants in a Public Company

Also included in long-term investments are non-transferrable warrants to purchase common stock of a publicly traded company. The Company views these warrants as part of our strategic investments. These warrants have no readily available fair market value and if exercised would represent less than 1% of the outstanding common stock of this public company. We adjust the carrying value of these warrants to fair value each period using the Black Scholes option pricing model. Any gains or losses on these warrants are recorded in the Consolidated Statements of Operations in “Gain (Loss) on Strategic Investments.” During the three months ended March 31, 2004 and 2003, the Company recorded a loss totaling less than $0.1 million and approximately $0.2 million, respectively, related to these warrants.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investment have other than temporarily declined in value. The Company reviews these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. The Company evaluates a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the product to assess whether or not the investment is impaired. At March 31, 2004 and December 31, 2003, these investments had a carrying value of $0.9 million. In the three months ended March 31, 2004, the Company did not make any additional investments or write-downs of our existing investments in privately held companies. In the three months ended March 31, 2003, the Company made a $0.5 million investment in a privately held company and did not record any write-downs of existing investments in privately held companies. These investments are recorded in “Other assets” in our Condensed Consolidated Balance Sheets.

13. BUSINESS COMBINATIONS

Voyant Technologies

On January 5, 2004, the Company completed its acquisition of Voyant Technologies, Inc. (“Voyant”) pursuant to the terms of an Agreement and Plan of Merger dated as of November 21, 2003 (the “Merger Agreement”). Voyant designs and delivers group voice communication solutions.

Pursuant to the Merger Agreement, Voyant shareholders received $109.3 million in cash. Approximately $12.9 million of the cash was placed into escrow to be held as security for losses incurred by the Company in the event of certain breaches of the representations and warranties covered in the Merger Agreement or certain other events. Voyant shareholders may receive up to an additional $35 million of consideration over a two year period, payable in cash or, at the Company’s option, in Polycom stock to certain stockholders, based on the achievement of certain financial milestones relating to the sale of Voyant products. In addition, upon completion of the Merger, options to acquire shares of Voyant common stock outstanding under the terms of the Voyant stock plans were assumed and converted into approximately 1.3 million options to acquire shares of Polycom common stock. If additional consideration is earned and the Company chooses to issue shares of Polycom stock to certain stockholders of Voyant in lieu of cash, the shares of the Company’s common stock issued pursuant to the Merger will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon the exemptions provided by Section 4(2) under the Securities Act.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Voyant will be reported as a part of the Company’s Network Systems and Services segments.

The accompanying condensed consolidated financial statements reflect a purchase price of approximately $125.5 million, consisting of cash, the fair value of options granted by Polycom in the acquisition, and other costs directly related to the acquisition as follows (in thousands):

Cash	$109,252
Fair value of options	14,079
Direct acquisition costs	2,192

Total consideration	$125,523

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For purposes of computing the estimated fair value of options granted, the Black-Scholes option pricing model was used with the following assumptions: fair value of Polycom’s stock of $19.69, expected life of 3.2 years, risk-free interest rate of 2.37%, expected dividend yield of 0% and volatility of 82%.

The following is a summary of the allocation of the purchase price (in thousands):

Tangible assets:
Current assets	$26,034
Property, plant and equipment	9,064
Other assets	448

Total tangible assets acquired	35,546

Liabilities:
Current liabilities	(8,808)
Long-term liabilities	(9,709)

Total liabilities assumed	(18,517)
In-process research and development	4,600
Goodwill	71,694
Other intangible assets consisting of:
Core technology	18,300
Patents	5,400
Customer relationships	4,800
Trade name and trademarks	1,800
Non-competition agreements	1,500
Order backlog	400

Total consideration	$125,523

The amount allocated to in-process research and development was determined by management using an independent appraisal based on established valuation techniques in the high-technology industry and was expensed upon acquisition because the technological feasibility had not been established and no future alternative uses existed. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and in-process research and development. The estimated net free cash flows generated by the in-process research and development projects were discounted at rates ranging from 35 to 40 percent in relation to the stage of completion and the technical risks associated with achieving technology feasibility. It is reasonably possible that the development of this technology could fail because of either prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside of the Company’s control such as a change in the market for the resulting developed products. In addition, at such time that the project is completed it is reasonably possible that the completed products do not receive market acceptance or that the Company is unable to produce and market the product cost effectively.

In accordance with SFAS 142, goodwill originating from the Voyant acquisition will not be amortized. Purchased intangible assets are being amortized on a straight-line basis over a period of three months to eight years. For the three month period ended March 31, 2004, amortization associated with the purchased intangible assets totaled approximately $2.0 million. The purchase price allocation presented in the table below is preliminary pending the Company’s final assessment of the fair value of the assets acquired and liabilities assumed.

Since January 5, 2004, the results of operations of Voyant have been included in the Company’s consolidated statements of operations. Pro forma results of operations have not been presented as the effects of this acquisition were not material on an individual basis.

Other Acquisitions

During the year ended December 31, 2001, the Company completed the acquisitions of PictureTel Corporation (“PictureTel”), a leader in visual collaboration, Atlanta Signal Processors, Inc. (“ASPI”), a manufacturer of voice products for the installed voice systems market, Circa Communications Ltd. (“Circa”), a leading developer of voice over internet protocol (VoIP) telephony products and Accord Networks Ltd. (“Accord”), a leading provider of next-generation, rich-media network products that enable Internet Protocol (IP) and other network voice and video communications in both the customer premises and service provider market. During the year ended December 31, 2002, the Company completed the acquisition of MeetU.com, Inc., (“MeetU”) a leading developer of web collaboration software. The PictureTel, ASPI, Circa and MeetU acquisitions were accounted for using the purchase method, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. In connection with the Circa acquisition, up to an additional 421,555 shares of Polycom common stock will be released from escrow upon the successful completion of certain revenue based earn-out thresholds..

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the Company’s purchase price allocations related to its purchase business combination transactions (in thousands):

Acquisition Date	Acquired Company	Consideration Paid	In- process R&D Expense	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets	Unearned Stock-based Compensation
January 5, 2004	Voyant	$125,523	$4,600	$71,694	$32,200	$17,029	$—
June 20, 2002	MeetU	2,690	900	56	2,900	(1,166)	—
November 30, 2001	ASPI	5,992	900	2,210	4,100	(1,972)	754
October 18, 2001	PictureTel	412,868	49,292	292,428	42,821	28,327	—
April 2, 2001	Circa	14,604	2,450	8,454	3,650	(730)	780

Totals		$561,677	$58,142	$374,842	$85,671	$41,488	$1,534

14. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment (in thousands):

	Communications Segment	Network Systems Segment	Services Segment	Total
Balance at December 31, 2003	$253,376	$46	$36,086	$289,508
Add: Goodwill acquired in the Voyant acquisition	—	50,903	20,791	71,694
Less: Changes in fair value of assets acquired	(508)	—	(75)	(583)

Balance at March 31, 2004	$252,868	$50,949	$56,802	$360,619

The fair value adjustments to assets acquired during the three month period ended March 31, 2004 resulted primarily from downward revisions to reserves based upon the receipt of certain notes receivable assumed in the PictureTel acquisition.

The following table presents details of the Company’s total purchased intangible assets as of March 31, 2004 (in thousands):

Purchased Intangible Assets	Gross Value	Accumulated Amortization	Net Value
Core and developed technology	$42,278	$(20,937)	$21,341
Patents	14,068	(7,364)	6,704
Customer and partner relationships	24,425	(15,544)	8,881
Trade name	2,821	(159)	2,662
Other	2,400	(914)	1,486

Total	$85,992	$(44,918)	$41,074

Upon adoption of SFAS 142, the Company determined that a purchased trade name intangible with a net book value of $0.9 million had an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is no longer amortized but is reviewed for impairment annually or sooner under certain circumstances.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the fourth quarter of 2003, the Company completed its annual goodwill and purchased intangibles impairment tests outlined under SFAS 142 which requires the assessment of goodwill and SFAS 144 which requires the assessment of purchased intangibles for impairment on an annual basis. The assessment of goodwill impairment was conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. The assessment of purchased intangibles impairment was conducted by comparing the undiscounted cash flows to be generated from the use of the purchased intangible with its carrying amount as of that date. Based on the results of this impairment test, the Company determined that its goodwill assets and purchased intangible assets were not impaired during 2003. The Company plans to conduct its annual impairment tests in the fourth quarter of every year, unless impairment indicators exist sooner.

The estimated future amortization expense of purchased intangible assets as of March 31, 2004 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2004	$14,167
2005	6,709
2006	6,260
2007	5,760
2008	4,785
Thereafter	2,475

Total	$40,156

15. ACQUISITION-RELATED COSTS AND LIABILITIES

For the three months ended March 31, 2004 and 2003, the Company recorded a charge to operations of $0.8 million and $0.1 million, respectively, for acquisition-related integration costs primarily related to the Voyant and PictureTel acquisitions. These charges include outside financial advisory, accounting, legal and consulting fees and other direct merger-related expenses. These charges include the cost of actions designed to improve the Company’s combined competitiveness, productivity and future profitability and primarily relate to the elimination of redundant and excess facilities and workforce in the Company’s combined businesses, and accounting and legal costs related to the liquidation of redundant facilities and legal entities.

The following table summarizes the status of the Company’s acquisition-related liabilities, restructuring and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits	Integration Costs, Merger Fees and Expenses
Balance at January 1, 2003	$36,714	$2,833	$—
2003 Additions to the reserve	—	—	386
2003 Release of reserve	(7,222)	—	—
2003 Cash payments and other usage	(3,805)	(2,271)	(233)

Balance at December 31, 2003	25,687	562	153
Additions to the reserves	—	—	825
Liabilities assumed through purchase acquisitions	326	430	—
Cash payments and other usage	(766)	(479)	(485)

Balance at March 31, 2004	$25,247	$513	$493

The Company had approximately $20.5 million and $21.6 million of acquisition-related reserves classified as long-term liabilities at March 31, 2004 and December 31, 2003, respectively. Approximately $5.3 million and $4.6 million of acquisition-related reserves were classified as current liabilities, at March 31, 2004 and December 31, 2003, respectively.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Facility closings

The facility closings liability is primarily related to estimated lease termination costs and the net present value of the minimum lease payments for vacated and redundant facilities which the Company intends to sublease or negotiate a lease termination settlement. The Company has netted estimated sublease cash receipts against its lease obligations to determine the minimum lease payments for the facilities it intends to sublease. The longest lease term for facilities identified for a sublease arrangement extends to 2007. The Company also assumed liabilities related to facility closings totaling $39.4 million from the acquisitions of PictureTel, ASPI, MeetU and Voyant, of which $0.3 million relates to Voyant. In November 2003, the Company entered into a lease amendment for one of its facilities for which it had previously provided a restructuring reserve. The original term of this lease, which ended in 2014, was amended to allow the Company to exit approximately one-third of the space in this facility (which is currently unoccupied) in November 2006 for a cash payment of $5.0 million, to exit an additional approximately one-third of the space in this facility (which is currently unoccupied) in November 2007 for an additional cash payment of $5.0 million, and to allow the company the option of exiting the remaining one-third of the facility in November 2008 (which is currently occupied). The amendment also gives the landlord the right, until November 2008 to require the Company to exit the occupied space with six months notice. If the Company, either voluntarily, or as required by the landlord, exits the occupied space the Company will make a $5.0 million payment to the landlord and the Company would begin to amortize its remaining leasehold improvements (net book value of $2.0 million at March 31, 2004) over six months. The lease agreement was also amended to allow the landlord to sublet the unoccupied space earlier than November 2006 and November 2007. If the landlord is successful in releasing the Company from its space earlier than the amendment provides, the Company would make the related cash payments noted above and as regards to the currently unoccupied space only, additional cash payments pertaining to fifty percent of the cash savings related to the Company no longer having to pay rent and common area maintenance charges on that portion of the building. Based on this new amendment, the Company estimated that $7.2 million of the restructuring reserve would no longer be required; therefore in December 2003, this amount was released from the restructuring reserve and recorded as a reduction in goodwill.

Severance and related benefits

The Company assumed liabilities related to severance totaling $14.4 million from the acquisitions of PictureTel, ASPI, and MeetU. As a result of the Voyant acquisition, the Company assumed additional liabilities related to severance totaling $0.4 million. Severance payments are being made through October 2004.

Integration Costs, Merger Fees and Expenses

Merger-related transaction and period expenses for the three month periods ended March 31, 2004 and 2003 of $0.8 million and $0.1 million, respectively, principally consisted of financial advisory, accounting, legal and consulting fees, and other direct merger-related expenses incurred in the period.

16. RESTRUCTURING COSTS

In the first quarter of 2003, management approved certain restructuring actions primarily in connection with the sale of the network access product line to Verilink and in response to the global economic uncertainty and continued downturn in technology spending. These actions were meant to improve the Company’s overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. The Company recorded a restructuring charge of $0.7 million in the three months ended March 31, 2003 as a result of restructuring actions. The charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately 1 percent of the Company’s employees worldwide. The restructuring charge related to the Communications and Services segments amounted to $0.1 million and $0.3 million, respectively. The balance of the restructuring charge related to operating activities which are separately managed at the corporate level and not allocated to segments. As of March 31, 2004, the Company had paid all of the $0.7 million charge.

17. INCOME TAXES

The Company’s overall effective tax rate for the three months ended March 31, 2004 is 47.5%, which resulted in a provision for income taxes of $3.0 million. The overall effective tax rate for the three months ended March 31, 2003 was 28.0%, which resulted in a benefit from income taxes of $0.9 million. The increase in the effective tax rate was primarily the result of a one-time charge for purchased in-process research and development which is not deductible for tax purposes.

The Company is required to separately report its results from discontinued operations net of tax. This requires an intraperiod allocation of total tax expense between continuing operations and discontinued operations in accordance with the accounting rules.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s tax rates may vary from quarter to quarter, depending on the results of operations. The Company’s continuing operations effective tax rate for the three months ended March 31, 2004 was 48.3%, which resulted in a corresponding provision for income tax of $2.9 million. The continuing operations effective tax rate for the three months ended March 31, 2003 was 27.2%, which resulted in a benefit from income taxes of $0.8 million.

18. SHARE REPURCHASE PROGRAM

In June 2002, the Board of Directors approved a plan to repurchase up to 3.5 million shares of our common stock in the open market or privately negotiated transactions. As of March 31, 2004, we had repurchased approximately 2,238,000 shares in the open market, for cash of $22.8 million. These shares of common stock have been retired and reclassified as authorized and unissued. During the three months ended March 31, 2004 we did not repurchase any of our common stock. For the three months ended March 31, 2003 we repurchased approximately 475,000 shares, in the open market, for cash of $4.4 million. We may continue to repurchase shares in the open market or in privately negotiated transactions. As of March 31, 2004, the Company is authorized to repurchase up to an additional approximately 1.3 million shares under the June 2002 repurchase plan.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS AND OPERATING COSTS AND EXPENSES, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “OTHER FACTORS AFFECTING FUTURE OPERATIONS” IN THIS DOCUMENT AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003.

Overview

We are a leading global provider of a line of high-quality, easy-to-use communications equipment that enables businesses, telecommunications service providers, and governmental and educational institution users to more effectively conduct video, voice, data and web communications. Our offerings are organized along four product lines; Video Communications, Voice Communications, Network Systems and Services. For reporting purposes, we aggregate Video Communications and Voice Communications into one segment named Communications and report Network Systems and Services as separate segments.

In January 2003, we sold to Verilink Corporation or Verilink certain fixed assets and intellectual property rights relating to our network access product line, including our line of NetEngine integrated devices, for a total of up to $3.0 million in cash, of which (i) $1.0 million was paid to us at closing, (ii) $0.25 million was paid to us on the first anniversary of the closing, in January 2004, and (iii) up to $1.75 million will be paid to us quarterly based on ten percent of Verilink’s revenues related to the sale of NetEngine products. As of March 31, 2004, on a cumulative basis Verilink has paid $0.6 million related to ten percent of Verilink’s revenues from the sale of NetEngine products. Our consolidated financial statements reflect our network access product line as discontinued operations in accordance with SFAS 144. The results of operations of our network access product line have been classified as discontinued, and prior periods have been reclassified, including the reallocation of general overhead charges to our three remaining reporting segments. Unless otherwise indicated, the following discussion relates to our continuing operations.

On January 5, 2004, we completed our acquisition of Voyant Technologies, Inc., or Voyant, pursuant to the terms of an Agreement and Plan of Merger, or Merger Agreement, dated as of November 21, 2003. Voyant designs and delivers group voice communication solutions and is reported as part of our Network Systems and Services segments. Our consolidated financial statements for the three months ended March 31, 2004 give effect to the Voyant acquisition which is included in our consolidated financial position, results of operations and cash flows from January 5, 2004, the date of acquisition.

During fiscal 2002, and to a lesser extent during the first quarter of fiscal 2003, our performance, and that of the industry as a whole, was impacted negatively by the global economic downturn and uncertainty in technology spending. While the economic environment remains challenging, technology spending showed signs of improvement and there were indications of an improving economic outlook by the end of fiscal 2003 and in the first quarter of 2004.

Revenues were $119.1 million for the three months ended March 31, 2004 as compared to $92.9 million for the three months ended March 31, 2003. The increase in revenues primarily reflects increased sales volumes of our video communications products and to a lesser extent network systems and service revenues which includes the results of Voyant in the first quarter of 2004. In addition, during the three months ended March 31, 2004, we generated approximately $18.6 million in cash flow from operating activities. However, our total cash and cash equivalents decreased by approximately $13.5 million, primarily as a result of the net cash outlay of $95.2 million for the purchase of Voyant.

The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment. The discussion of our segment operating results is presented for the three month periods ended March 31, 2004 and 2003, including Voyant’s results of operations from January 5, 2004.

Results of Operations for the Three months Ended March 31, 2004 and 2003

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended
	March 31, 2004	March 31, 2003
Revenues:
Product revenues	89%	90%
Service revenues	11%	10%

Total revenues	100%	100%

Cost of revenues:
Cost of product revenues	29%	34%
Cost of service revenues	8%	8%

Total cost of revenues	37%	42%

Gross profit	63%	58%

Operating expenses:
Sales and marketing	24%	29%
Research and development	18%	21%
General and administrative	7%	8%
Acquisition-related costs	1%	0%
Amortization of purchased intangibles	5%	5%
Purchased in-process research and development	4%	0%
Restructuring costs	0%	1%

Total operating expenses	59%	64%

Operating income (loss)	4%	(6)%
Interest income, net	1%	3%
Gain (loss) on strategic investments	0%	0%
Other expense, net	0%	0%

Income (loss) from continuing operations before provision for (benefit from) income taxes	5%	(3)%
Provision for (benefit from) income taxes	2%	(1)%

Income (loss) from continuing operations	3%	(2)%
Income (loss) from discontinued operations, net of taxes	0%	(1)%
Gain from sale of discontinued operations, net of taxes	0%	0%

Net income (loss)	3%	(3)%

Revenues

Total revenues for the three months ended March 31, 2004 increased $26.2 million or 28% over the same period of 2003. The increase was due in large part to increased sales volume of our video communications products. Video communications revenues increased to $62.9 million for the three months ended March 31, 2004 from $50.4 million in the same period of 2003, primarily due to an increase in sales of our ViewStation/VSX product line, partially offset by decreases in our i-Power and desktop video products. Video communications revenues were also positively impacted by the recognition of previously deferred revenue associated with the availability of our H.264 software upgrade released during the quarter. Voice communications revenues increased to $22.3 million for the three months ended March 31, 2004 from $18.5 million in the same period of 2003, primarily as a result of increases in sales of our Voice-over-IP products and circuit switched products, and to a lesser extent, increases in our installed voice products. Revenues from our Network Systems products for the three months ended March 31, 2004 increased 45% over the same period of 2003 from $14.8 million to $21.4 million, due primarily to an increase in video system upgrades and to sales of audio network systems as a result of our Voyant acquisition. Services revenues increased to $12.5 million for the three months ended March 31, 2004 from $9.2 million in the same period of 2003, primarily due to increased network system services as a result of the Voyant acquisition, which was partially offset by decreases in iPower-related services. Voyant product and service revenues represented approximately 5% of total revenues in the first quarter of 2004.

In 2002, we began to implement a new direct-touch strategy in concert with a realignment of our channel partner strategy. As part of this new channel partner strategy and a result of the recent economic downturn, the channel inventory model has changed to reduce channel inventories at those channel partners that stock product and to move some channel partners to a drop-shipment method for their end-user customers as opposed to having these partners carry inventory. During the second quarter of 2003, we believe that we essentially completed our channel inventory reduction program and we believe that, in aggregate, we will see only minor variations, upwards or downwards, in channel inventory weeks within product lines or regions moving forward. In the first quarter of 2003, we believe that sales of our products by our channel partners to end-user customers exceeded the number of units that we shipped to the channel as a result of increased end-user demand, thereby decreasing overall inventory at our channel partners. On a worldwide basis, channel inventories at March 31, 2004 decreased from inventory levels at both March 31, 2003 and December 31, 2003.

No one customer accounted for more than 10% of our total revenues for the three months ended March 31, 2004 and 2003.

Our business is subject to the risks arising from domestic and global economic conditions. The domestic and global economic downturn in 2001 and global economic uncertainty and the continued downturn in technology spending in 2002 and the first half of 2003, slowed overall spending to the point where industries delayed or reduced technology purchases. In addition, in the first quarter of 2003, we noted a greater decrease in revenue from products with higher average selling prices, such as our network systems products. While there has been some improvement in technology spending and the global economy in the second half of 2003 and the first quarter of 2004, constraints in technology capital spending still exist and could have an adverse impact on the remainder of 2004. If our channel partners delay or reduce orders for our products, we may fall short of our revenue expectations in 2004, as we did in the second and third quarters of 2002 and the first quarter of 2003. Further, if these conditions recur in 2004, our business and financial performance would be negatively affected as they were in the first half of 2003, and the second half of 2002. For example, in the first quarter of 2003, these conditions resulted in sequentially weaker network systems product revenues compared to the fourth quarter of 2002. Network systems revenue had another small sequential decrease in revenue in the second quarter of 2003. Although there was some improvement in technology spending and the global economy in the second half of 2003 and the first quarter of 2004, the extent of any recurrence of any adverse economic conditions or uncertainty in technology spending in 2004 is difficult to predict at this time, which represents a significant uncertainty with respect to our operating results in 2004.

In October 2003, we launched a new video product offering, the VSX 7000. While we believe we have taken the appropriate measures to educate and train our channel partners, there is a risk that the launch of this low end video product could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any video product until they determine if the VSX 7000 is a more desirable product than our existing video products or purchase this lower end video product instead of our higher end video products, including the ViewStation EX and FX. Such delays in purchases or purchases of the VSX 7000 instead of our higher end video products, could adversely affect our revenues, gross margins and operating results. We intend to continue to introduce new products, such as our VSX3000, VSX 7000, Via Video II, SoundStation VTX 1000, SoundStation 2W, SoundPoint IP300, ViewStation EX, MGC 25, PCS and MobileMeeting products. In addition, weakness in the end-user market for any of our products could negatively affect the revenue and cash flow of our channel partners who could, in turn, delay orders and delay paying their obligations to us. This could harm our revenues, profitability, financial condition and cash flow. In addition, we recently made significant changes in sales management and the sales organization. These changes may result in further changes to our channel partner strategy which may result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with even more direct interaction between us and end-user customers. These changes may cause additional disruptions in our channels and negatively impact revenue growth in the near term. In addition, the acquisition of Voyant adds a level of complexity to our operations, as a result of their direct sales strategy to service provider customers, and we may not obtain the revenue synergies we are anticipating as Voyant has a revenue concentration with a few large customers and the loss of one or more of these customers could negatively impact our revenues. In addition, the majority of Voyant’s orders are received in the last month of a quarter, typically the last few weeks of that quarter, thus the unpredictability of the receipt of these orders could negatively impact our future results.

International sales accounted for 46% and 48% of total revenues for the three months ended March 31, 2004 and 2003, respectively. On a regional basis, North America, Europe, Asia Pacific and Latin America revenues increased 33%, 25%, 21% and 21%, respectively, for the three months ended March 31, 2004 as compared to the same period in 2003. North America revenues increased as a result of increased revenues in the Communications segment, including increases in voice and video communication product revenue, and increased revenues in the Network Systems and Services segments, a portion of which was due to the Voyant acquisition. Europe revenues increased as a result of increased revenues in the Communications, Network Systems and Services segments. The increased revenues in the Communications segment were primarily a result of increases in video communications product revenues and to a lesser extent increases in voice communication product revenues. Asia revenues increased as a result of increased revenues in the Communications and Services segments with Network Systems segment revenues remaining relatively flat. The increased revenues in the Communications segment were primarily a result of increases in video communications product revenues, partially offset by decreases in voice product revenues. Latin America revenues increased as a result of increased revenues in the Communications segment, including increases in both voice and video communication product revenues. The increased revenues in the Communications segment were partially offset by decreased revenues in the Network Systems and Services segments.

We anticipate that international sales will continue to account for a significant portion of total revenues for the foreseeable future, and we plan to continue our expansion in Asia and Europe. International sales, however, are subject to certain inherent risks, including potential economic weakness in international markets, quarantines or other restrictions associated with a recurrence of SARS, or other similar events, political instability, any adverse economic impact of terrorist attacks and incidents and any military response to those attacks, war or other hostilities, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in staffing and managing foreign operations, longer payment cycles, and difficulty in collecting accounts receivable. Significant adverse changes in currency exchange rates, as happened in the European market in 2000 and in the Asian market in late 1997, could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country. Additionally, international revenues may fluctuate as a percentage of total revenues in the future as we introduce new products, since we expect to initially introduce these products in North America, and also, because of the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, especially in our core European markets of France, Germany and the United Kingdom, our business could be harmed. We cannot make assurances that we will be able to maintain or increase international market demand for our products. Additionally, to date, a substantial majority of our international sales have been denominated in U.S. currency. However, if our international sales were denominated in local currencies in the future, these transactions would be subject to currency fluctuation impacts which could adversely affect our financial results.

We typically ship products within a short time after we receive an order, and, therefore backlog has not been a good indicator of future revenues. Revenues for any particular quarter are difficult to predict with any degree of certainty. As of March 31, 2004, we did end the quarter with $27.6 million of order backlog as compared to $7.8 million at March 31, 2003, principally as a result of our new channel strategy, the establishment of product lead times to maximize our inventory efficiency, the acquisition of Voyant and our focus on operational efficiencies in the logistics area. We believe that the current level of backlog, as a percent of revenues, is potentially maximized as a result of established product lead times; therefore there is no assurance that we will be able to maintain and it is unlikely that we will grow this level of backlog in future quarters, which is dependent in part on the ability of our sales force to generate orders linearly throughout the quarter and our ability to forecast revenue mix and plan our manufacturing requirements accordingly. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline to more historical levels or to zero.

Cost of Revenues

	Three Months Ended
$ in thousands	March 31, 2004	March 31, 2003	Increase (Decrease)
Product Cost of Revenues	$35,063	$31,708	11%
% of Product Revenues	33%	38%	(5	) pts

Service Cost of Revenues	$9,064	$6,925	31%
% of Service Revenues	72%	76%	(4	) pts

Total Cost of Revenues	$44,127	$38,633	14%
% of Total Revenues	37%	42%	(5	) pts

Cost of Product Revenues

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments and an allocation of overhead expenses, including facilities and IT costs. Generally, network systems products have a higher gross margin than our communication products. Overall, product gross margins increased for the three months ended March 31, 2004, as compared to the comparable period in the prior year, as a result of more favorable margins across all product lines with the exception of network systems which had a slight decrease in overall margins. Video and voice margins were favorably impacted due to product mix, while network systems had an increase in volume but a mix shift to lower margin systems together with lower gross margins on Voyant products. Product gross margins for the three months ended March 31, 2004 were also favorably impacted by 0.7 percentage points as a result of the recognition of previously deferred revenue associated with the availability of our H.264 software upgrade released during the quarter.

Cost of Service Revenues

Cost of service revenues consists primarily of material and direct labor, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our product gross margins. Overall, service gross margins increased for the three months ended March 31, 2004, as compared to the comparable period in the prior year, as a result of revenue increasing at a faster pace than related service costs and higher margins on network systems audio services as a result of the Voyant acquisition.

Forecasting future gross margin percentages is difficult, and there are a number of risks associated with maintaining our current gross margin levels. For example, uncertainties surrounding revenue levels and related production level variances, competition, changes in technology, changes in product mix, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs and timing of sales over the next few quarters can cause our cost of revenues percentage to vary significantly. In addition, with the improvement in the economy, we may experience higher prices on commodity components that are included in our products, such as the recent cost increases for memory devices used in many of our products. Further, in 2003 we began including one year of service with some of our video products which has lowered our gross margins for those products as a result of allocating a portion of our product revenue to deferred service revenue. However, service gross margins will be favorably impacted when the deferred revenue is recorded as revenue. In addition, most, if not all of our future products may also have one year of service included with the product, thereby potentially impacting product gross margins negatively, depending on the pricing model we establish for those products. Additionally, our iPower products, VoIP products and other desktop products have significantly higher costs of revenues than our network systems, ViewStation and SoundStation products. Accordingly, any significant revenue growth in our iPower, VoIP and other desktop products, or a decline in revenue associated with network systems, ViewStation and SoundStation products will have a negative effect on our gross margins. Also, we may reduce prices on our products in the future for competitive reasons, as a result of a difficult economy, or to stimulate demand, such as occurred in the first quarter of 2003 with certain SoundStation products, which could increase our cost of revenues percentage. There is the risk that any of these potential price reductions would not offset competitive pressures or stimulate demand. In addition, cost variances associated with the manufacturing ramp of new products, or the write-off of initial inventory purchases due to product launch delays or the lack of market acceptance of our new products such as our VSX3000, VSX 7000, Via Video II, SoundStation VTX 1000, SoundStation 2W, SoundPoint IP300, ViewStation EX, MGC 25, PCS and MobileMeeting products or any other new product under development could occur, which would increase our cost of revenues percentage in any quarter. In addition to the uncertainties listed above, cost of revenues as a percentage of revenues may increase due to a change in our mix of distribution channels and the mix of international versus North American revenues.

Sales and Marketing Expenses

	Three Months Ended
$ in thousands	March 31, 2004	March 31, 2003	Increase (Decrease)
Expenses	$28,446	$26,664	7%
% of Total Revenues	24%	29%	(5	) pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, advertising and promotional expenses, product marketing, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct marketing expenses, are not allocated to our segments. The decrease in sales and marketing expense as a percentage of revenues for the three months ended March 31, 2004 as compared to the comparable period in 2003 is due to the increase in revenues over the year ago period. The increase in absolute dollars in the three months ended March 31, 2004 over the same period last year was due primarily to an increase in sales commissions as a result of improved sales performance against quota and to a lesser extent due to an increase in our sales and marketing headcount from the Voyant acquisition in January 2004.

Due to the innovative nature of our products and the effect of competing with much larger companies with much greater resources, such as Cisco and Microsoft, we believe we will incur increased expenses, especially advertising, to expand the overall market for, drive market penetration of, and increase the adoption rate of, our technology and products, and to educate potential end-users as to the desirability of these products over competing products. We expect to continue to increase our sales and marketing expenses in absolute dollar amounts as we expand North American and international markets, market new products and expand the public sector.

Research and Development Expenses

	Three Months Ended
$ in thousands	March 31, 2004	March 31, 2003	Increase (Decrease)
Expenses	$22,026	$19,820	11%
% of Revenues	18%	21%	(3	) pts

Research and development expenses consist primarily of compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. The decrease in research and development expenses as a percentage of revenues for the three months ended March 31, 2004, as compared to the comparable period in 2003 is due to the increase in revenues over the same period last year. The increase in absolute dollars for the three months ended March 31, 2004 over the same period last year was primarily due to increased headcount, headcount-related expenses and development spending as a result of the acquisition of Voyant in January 2004.

Increases in research and development expenses occurred for the network systems and voice product lines in the three months ended March 31, 2004 as compared to the same period in the prior year, while research and development expenses decreased for the video product line.

We continue to make investments in improving our existing products, integrating all of our existing and acquired products and developing new products many of which launched in 2003 and April 2004. In the three months ended March 31, 2004, network systems product development expenditures accounted for the majority of the total increase in absolute dollars while voice product development expenditure increases contributed to a lesser extent. This increase was partially offset by decreases in video product development.

We are currently investing research and development resources to enhance and upgrade our Polycom Office suite of products, which encompasses products in our Communications and Network Systems segments. These products include our VSX 3000, VSX 7000, Via Video II, SoundStation VTX 1000, SoundStation 2W, SoundPoint IP300, ViewStation EX, MGC 25, PCS and MobileMeeting products. In the future, we anticipate expending a greater proportion of our research and development expenses towards the development of our software and infrastructure products included in the Network Systems segment, to enhance the integration and interoperability of our entire product suite, including the integration of Voyant products. In all periods presented, all research and development costs have been expensed as incurred.

We believe that technological leadership is critical to our success and we are committed to continuing a high level of research and development to develop new technologies and combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. We expect that research and development expenses in absolute dollars will increase in the future.

General and Administrative Expenses

	Three Months Ended
$ in thousands	March 31, 2004	March 31, 2003	Increase (Decrease)
Expenses	$8,066	$7,732	4%
% of Revenues	7%	8%	(1	) pt

General and administrative expenses consist primarily of compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, patent litigation costs and bad debt expense, and are not allocated to our segments. As a percentage of revenues, general and administrative expenses decreased 1 percentage point for the three months ended March 31, 2004 as compared to the comparable period in 2003, due to the increase in revenues versus the year ago period. The increase in spending in absolute dollars in general and administrative in the three months ended March 31, 2004 over the comparable period in the prior year was primarily the result of higher costs associated with accrued bonuses, increased infrastructure costs and outside services, including increased costs associated with patent litigation and increased insurance costs partially offset by a decrease in bad debt expense and recruiting expense. For the three months ended March 31, 2004 the increase in salary and related costs accounted for $0.7 million of the increase and outside services accounted for $0.4 million of the increase. These increases were partially offset by decreases of $0.7 million in bad debt expense and $0.1 million in recruiting expense. The remaining change related to numerous smaller items. The acquisition of Voyant did not add significantly to our general and administrative expense.

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

Acquisition-Related Costs

We recorded charges to operations of $0.8 million and $0.1 million in the three months ended March 31, 2004 and 2003, respectively, for acquisition-related costs. These charges include outside financial advisory, accounting, legal and consulting fees and other direct merger-related expenses and were primarily related to the integration of PictureTel and Voyant. If we acquire additional businesses in the future, we may incur material acquisition expenses related to these transactions.

Amortization of Purchased Intangibles

In the three months ended March 31, 2004 and 2003, we recorded $6.4 million and $4.4 million, respectively, in amortization of purchased intangibles related to the PictureTel, Circa, ASPI, MeetU and Voyant acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives which range from several months to eight years. The increase in absolute dollars for the three months ended March 31, 2004 as compared to 2003 is related to the Voyant acquisition and the resulting $32.2 million recorded for purchased intangibles, which accounted for approximately $2.0 million of the $6.4 million expensed during the three months ended March 31, 2004.

Purchased in-process research and development

In the three month period ended March 31, 2004, we incurred a charge totaling $4.6 million for in-process research and development acquired as part of our acquisition of Voyant Technologies, Inc. The amount allocated to purchased in-process research and development was determined by management, after considering, among other factors, the results of an independent appraisal based on established valuation techniques in the high-technology communications industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for these in-process research and development projects.

Restructuring Costs

In the first quarter of 2003, management approved certain restructuring actions primarily in connection with the sale of the network access product line to Verilink and in response to the global economic uncertainty and continued downturn in technology spending. These actions were meant to improve our overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. We recorded a restructuring charge of $0.7 million in the three months ended March 31, 2003 as a result of restructuring actions. The charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately 1 percent of our employees worldwide. The restructuring charge related to the Communications and Services segments amounted to $0.1 million and $0.3 million, respectively. The balance of the restructuring charge related to operating activities which are separately managed at the corporate level and not allocated to segments. As of March 31, 2004, we had paid all of the $0.7 million charge.

Interest Income, Net

Interest income, net consists of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts and imputed interest expense related to the present value of costs associated with closing facilities, primarily in connection with the PictureTel acquisition and related integration plan. Imputed interest expense for the three months ended March 31, 2004 and 2003 was $0.5 million and $0.6 million, respectively. Interest income, net of interest expense, was $1.7 million and $2.4 million for the three months ended March 31, 2004 and 2003, respectively. While we experienced higher average returns on our invested balances during the 2004 period, interest income decreased for the three months ended March 31, 2004 over the comparable period in the prior year primarily due to lower average cash and investment balances due to the purchase of Voyant in January 2004. Average interest rate returns on our cash and investments were 1.75% in the first quarter of 2004 compared to 1.28%, for the first quarter of 2003. Interest income, net could fluctuate for the remainder of 2004 due to movement in our cash balances and changes in interest rates in 2004 related to monetary policy actions, if any, taken by the United States Federal Reserve Board.

Gain (Loss) on Strategic Investments

For strategic reasons we have made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. The Company evaluates a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the product to assess whether or not the investment is impaired. At March 31, 2004 and December 31, 2003, these investments had a carrying value of $0.9 million. In the three months ended March 31, 2004, we did not make any additional investments or write-downs of our existing investments in privately held companies. In the three months ended March 31, 2003, we made a $0.5 million investment in a privately held company and did not record any write-downs of existing investments in privately held companies. These investments are recorded in “Other assets” in our condensed consolidated balance sheets.

Also included in long-term investments are non-transferrable warrants to purchase common stock of a publicly traded company. The Company views these warrants as part of our strategic investments. These warrants have no readily available fair market value and if exercised would represent less than 1% of the outstanding common stock of this public company. We adjust the carrying value of these warrants to fair value each period using the Black Scholes option pricing model. Any gains or losses on these warrants are recorded in the Consolidated Statements of Operations in “Gain (Loss) on Strategic Investments”. During the three months ended March 31, 2004 and 2003, the Company recorded a loss totaling less than $0.1 million and approximately $0.2 million, respectively related to these warrants. The loss for the three months ended March 31, 2004 was more than offset by a partial payment received as a result of the acquisition of one of our previously written off investments in a private company, resulting in an overall gain for the period of less than $0.1 million.

Provision for (Benefit from) Income Taxes

Our overall effective tax rate for the three months ended March 31, 2004 is 47.5%, which resulted in a provision for income taxes of $3.0 million. The overall effective tax rate for the three months ended March 31, 2003 was 28.0%, which resulted in a benefit from income taxes of $0.9 million. The increase in the effective tax rate was primarily the result of a one-time charge for purchased in-process research and development which is not deductible for tax purposes.

We are required to separately report our results from discontinued operations net of tax. To do this requires an intraperiod allocation of total tax expense between continuing operations and discontinued operations in accordance with the accounting rules. Our tax rates may vary from quarter to quarter, depending on the results of operations. Our continuing operations effective tax rate for the three months ended March 31, 2004 was 48.3%, which resulted in a corresponding provision for income taxes of $2.9 million. The continuing operations effective tax rate for the three months ended March 31, 2003 was 27.2%, which resulted in a benefit from income taxes of $0.8 million.

Segment Information

A description of our products and services, as well as quarter-to-date financial data, for each segment can be found in Note 10 to the Condensed Consolidated Financial Statements. We have restated segment financial data for the three month period ended March 31, 2003 to reflect the breakout of services as a separate segment effective for the three month period ended March 31, 2004. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The results discussions below include the results of each of our segments for the three months ended March 31, 2004 and 2003.

Segment contribution margin includes all product line segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, general and administrative costs, such as legal and accounting, acquisition-related costs, amortization of purchased intangible assets, purchased in-process research and development costs, restructuring costs, interest income, net, gain (loss) on strategic investments, other expense, net and provision for (benefit from) income taxes.

Communications

	Three Months Ended
$ in thousands	March 31, 2004	March 31, 2003	Increase
Revenue	$85,163	$68,952	24%
Contribution margin	$41,759	$21,783	92%
Contribution margin as % of communication revenues	49%	32%	17 pts

Revenues from our Communications segment for the three months ended March 31, 2004 increased 24% over the same period of 2003, due primarily to increased sales volumes of our video communications products. Video communications revenues, which accounted for 19 percentage points of the overall increase, increased to $62.9 million for the three months ended March 31, 2004 from $50.4 million in the same period of 2003, primarily due to an increase in sales volumes of our ViewStation/VSX product line, partially offset by a decrease in sales of our iPower and desktop video products. Video communications revenues were also positively impacted by the recognition of previously deferred revenue associated with the availability of our H.264 software upgrade released during the quarter. Voice communications revenues, which accounted for 5 percentage points of the overall increase, increased to $22.3 million for the three months ended March 31, 2004 from $18.5 million in the same period of 2003, primarily as a result of increases in sales volumes of our Voice-over-IP products and circuit switched products, and to a lesser extent, increases in our installed voice products. International revenues, or revenues outside of Canada and the U.S., accounted for 50% of total Communication revenues for the three months ended March 31, 2004 and 2003. No one customer accounted for more than 10% of our total revenues for our Communications segment for the three months ended March 31, 2004 and 2003.

The increase in contribution margin is due to higher gross margins for both video and voice communication products, decreases in direct marketing spending for both video and voice communications and decreased engineering spending for video communications. Gross margins improved for the three months ended March 31, 2004 as compared to the same period in 2003 due to increased revenues and product mix. Gross margins for the three months ended March 31, 2004 were also favorably impacted by 0.9 percentage points as a result of the recognition of previously deferred revenue associated with the availability of our H.264 software upgrade during the quarter. Direct marketing and engineering spending will fluctuate from quarter to quarter depending upon the timing of product launches and marketing programs.

Network Systems

	Three Months Ended
$ in thousands	March 31, 2004	March 31, 2003	Increase (Decrease)
Revenue	$21,442	$14,819	45%
Contribution margin	$4,016	$5,978	(33)%
Contribution margin as % of network systems revenues	19%	40%	(21) pts

Revenues from our Network Systems segment for the three months ended March 31, 2004 increased 45% over the same period of 2003, due primarily to an increase in video system upgrades and to sales of audio network systems as a result of our Voyant acquisition, partially offset by shift in product mix towards products with lower average selling prices. International revenues, or revenues outside of Canada and the U.S., accounted for 40% and 48% of total Network Systems revenues for the three months ended March 31, 2004 and 2003, respectively. The decrease in international Network Systems revenues for the three months ended March 31, 2004 as a percentage of Network Systems revenues as compared to the same period in 2003 is due primarily to the concentration of audio network system revenues, which are attributable to the Voyant acquisition, in North America. For the three months ended March 31, 2004, no one customer accounted for more than 10% of our total revenues for our Network Systems segment. For the three months ended March 31, 2003, our Network systems segment had two channel partners that together represented approximately 26% of Network Systems Segment product revenues.

The decrease in contribution margin is due primarily to increased engineering expenses associated with audio network systems, which are attributable to the Voyant acquisition, and to a lesser extent a slight decrease in gross margins as a result of an increase in volume but a mix shift to lower margin systems and lower gross margins on Voyant products.

Services

	Three Months Ended
$ in thousands	March 31, 2004	March 31, 2003	Increase
Revenue	$12,542	$9,149	37%
Contribution margin	$2,527	$1,027	146%
Contribution margin as % of services revenues	20%	11%	9 pts

Revenues from our Services segment for the three months ended March 31, 2004 increased 37% over the same period of 2003, due primarily to an increase in audio network systems services as a result of our Voyant acquisition, and to a lesser extent, increases in video network systems maintenance services. This increase was partially offset by decreases in iPower-related services. International revenues, or revenues outside of Canada and the U.S., accounted for 30% and 36% of total Service revenues for the three months ended March 31, 2004 and 2003, respectively. The decrease in international Services revenues for the three months ended March 31, 2004 as a percentage of Services revenues as compared to the same period in 2003 is due primarily to the concentration of audio network systems service revenues, which are attributable to the Voyant acquisition, in North America. No one customer accounted for more than 10% of our total revenues for our Services segment for the three months ended March 31, 2004 and 2003.

Overall, service gross margins increased for the three months ended March 31, 2004, as compared to the comparable period in the prior year, as a result of revenue increasing at a faster pace than related service costs and higher margins on network systems audio services as a result of the Voyant acquisition. The increase in contribution margin is due primarily to increased gross margins and flat operating expenses.

Liquidity and Capital Resources

As of March 31, 2004, our principal sources of liquidity included cash and cash equivalents of $199.0 million, short-term investments of $16.6 million and long-term investments of $306.3 million. Short-term and long-term investments consisted primarily of U.S. government securities, state and local government securities and corporate debt securities. In addition, we have a

$25.0 million line of credit with a bank which was unused at March 31, 2004, however, we do have outstanding letters of credit totaling approximately $1.2 million of which $1.0 million are secured by this line of credit.

We generated cash from operating activities totaling $18.6 million in the three months ended March 31, 2004, compared with $10.0 million in the comparable period of 2003. The increase in cash provided from operating activities for the three months ended March 31, 2004 versus the comparable period of 2003 was due primarily to increased net income and non-cash expenses, decreases in prepaids and other assets, smaller decreases in other accrued liabilities and increases in taxes payable. Offsetting these positive effects were smaller decreases in accounts receivable and inventories, and decreases in accounts payable.

The total net change in cash and cash equivalents for the three months ended March 31, 2004 was a decrease of $13.5 million. The primary uses of cash during this period were $95.2 million for the acquisition of Voyant and $4.7 million for purchases of property and equipment. The primary sources of cash during this period were $18.6 million from operating activities, $5.4 million associated with the exercise of stock options and purchases under the employee stock purchase plan and, $62.0 million of sales and maturities of investments, net of purchases. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses (such as depreciation, amortization, the provision for doubtful accounts, the provision for excess and obsolete inventories, gain (loss) on strategic investments and the tax benefits from the exercise of employee stock options), a reduction in trade receivables, inventories and prepaid and other assets and net increases in taxes payable. Offsetting the positive effect of these items were net decreases in accounts payable and other accrued liabilities (primarily from severance and facility exit payments). Over the past several quarters, our days sales outstanding, or DSO, metrics have improved significantly. The Company reduced DSOs from 58 days at March 31, 2003 to 32 days at March 31, 2004. There is no assurance that this current level of DSO will be maintained and in all likelihood DSO metrics will increase as revenues increase, as a result of fluctuations in revenue linearity and the decline in the mix of cash-basis customers. Inventory turns improved from 5.5 turns at March 31, 2003 to 6.6 turns at March 31, 2004. The positive cash impact due to net trade receivables and inventory reductions will likely not recur in 2004 as it did in 2003.

On January 5, 2004, we completed our acquisition of Voyant Technologies, Inc., or Voyant. We paid $109.3 million in cash to the Voyant shareholders in connection with this acquisition. Approximately $12.9 million of the cash was placed into escrow to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties covered in the Merger Agreement or certain other events. Voyant shareholders may receive up to an additional $35 million of consideration over a two-year period, payable in cash or, at our option, in Polycom stock, based on the achievement of certain financial milestones relating to the sale of Voyant products. Voyant’s results of operations have been included in our results of operations for the three months ended March 31, 2004 beginning January 5, 2004.

In June 2002, the Board of Directors approved a plan to repurchase up to 3.5 million shares of our common stock in the open market or privately negotiated transactions. As of March 31, 2004, we had repurchased approximately 2,238,000 shares in the open market, for cash of $22.8 million. These shares of common stock have been retired and reclassified as authorized and unissued. During the three months ended March 31, 2004 we did not repurchase any of our common stock. For the three months ended March 31, 2003 we repurchased approximately 475,000 shares, in the open market, for cash of $4.4 million. We may continue to repurchase shares in the open market or in privately negotiated transactions. As of March 31, 2004, we are authorized to repurchase up to an additional approximately 1.3 million shares under the June 2002 repurchase plan. In 2004, we may continue to repurchase shares under our current board authorization and may seek and obtain approval from our Board of Directors for an additional amount of shares to repurchase.

At March 31, 2004, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $22.1 million primarily related to inventory purchases. We also have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

In November 2003, we entered into a lease amendment for one of our facilities in Andover, Massachusetts, for which we had previously provided a restructuring reserve. The original term of this lease, which ended in 2014, was amended to allow us to exit approximately one-third of the space in this facility (which is currently unoccupied) in November 2006 for a cash payment of $5.0 million, to exit an additional approximately one-third of the space (which is currently unoccupied) in November 2007 for an additional cash payment of $5.0 million, and to allow us the option of exiting the remaining one-third of the building in November 2008 (which is currently occupied). The amendment also gives the landlord the right, until November 2008 to require us to exit the occupied space with six months notice. If we, either voluntarily, or as required by the landlord, exit the occupied space, we will make a final $5.0 million payment to the landlord and we would begin to amortize our remaining leasehold improvements (net book value of $2.0 million at March 31, 2004) over six months. The lease agreement was also amended to allow the landlord to sublet the unoccupied space earlier than November 2006 and November 2007. If the landlord is successful in releasing us from the space earlier than the amendment provides, we would make the related cash payments noted above and additional cash payments pertaining to fifty percent of the cash savings related to us no longer having to pay rent and common area maintenance charges on that portion of the building.

Purchase commitments and lease obligations are reflected in our condensed consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services. In addition, our bank has issued letters of credit to secure the leases on some of our offices. These letters of credit total approximately $1.2 million and are secured by our credit facilities or cash deposits with our banks.

As of March 31, 2004, the following future minimum lease payments, net of estimated sublease income of $1.7 million through June 2007, are due under our current lease obligations. For example, we have an approximately 152,000 square foot building which is fully subleased to a third party for which the sublease runs concurrent with our lease obligation. As a result we are not currently showing a lease obligation related to this facility. If this sublease were to be terminated, or if the tenant defaulted on payment, we would incur additional lease payments that would negatively impact our operating results and overall cash flows. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of March 31, 2004 are as follows (in thousands):

	Gross Minimum Lease Payments	Estimated Sublease Receipts	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long- Term Liabilities	Purchase Commitments
Year ending December 31,
Remainder of 2004	$9,583	$(739)	$8,844	$3,334	$—	$22,143
2005	12,441	(506)	11,935	4,372	3,884	—
2006	11,750	(328)	11,422	4,269	9,746	—
2007	7,028	(164)	6,864	3,468	8,210	—
2008	3,671	—	3,671	1,615	334	—
Thereafter	14,705	—	14,705	7,136	5,552	—

Total payments	$59,178	$(1,737)	$57,441	$24,194	$27,726	$22,143

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

Off-Balance Sheet Arrangements

As of March 31, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Excess and Obsolete Inventory

We record write downs for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future product life-cycles, product demand and market conditions. If actual product life cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Deferred and Refundable Taxes

We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of March 31, 2004, we have $68.2 million in net deferred tax assets. In order to fully utilize these deferred tax assets we need to generate sufficient amounts of future U.S. taxable income. We believe that it is more likely than not that we will generate sufficient future taxable income to utilize these assets and therefore, as of March 31, 2004, we have not established a valuation allowance against these assets.

Fair Value of Assets Acquired and Liabilities Assumed in Purchase Combinations

The purchase combinations completed require us to identify and estimate the fair value of the assets acquired, including intangible assets other than goodwill, and liabilities assumed in the combinations. These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. For example, in the PictureTel and Voyant acquisitions, we identified vacated or redundant facilities that we intended to sublease or negotiate a lease termination settlement. For all acquisitions, with the exception of Voyant, the allocation period, as defined in Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”, has been completed. Therefore, if actual costs exceed our estimates these charges would be recognized in our consolidated statements of operations. If actual costs are less than our estimates, these charges would continue to be recognized as an adjustment to goodwill.

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

If we determine that the carrying value of goodwill and other identified intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would typically measure and record any impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model. For other identifiable intangibles, we would determine whether impairment has occurred based on the undiscounted cash flow method in accordance with SFAS 144. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we accounted for the PictureTel, ASPI, MeetU and Voyant acquisitions, all of which were completed after July 1, 2001, under the new guidance, and on January 1, 2002, we ceased to amortize goodwill arising from the Circa acquisition which was completed prior to July 1, 2001.

In October 2003, we completed our annual goodwill and purchased intangibles impairment tests. The assessment of goodwill impairment was conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. The assessment of purchased intangibles impairment, as defined in SFAS 144, was conducted by comparing the undiscounted cash flows to be generated from the use of the purchased intangible with its carrying amount as of that date. Based on the results of these impairment tests, we determined that our goodwill assets and purchased intangible assets were not impaired as of January 1, 2002 or during 2003 or 2002. We plan to conduct our annual impairment tests in the fourth quarter of every year, unless impairment indicators exist sooner. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill impairment tests.

Non-marketable Securities

We periodically make strategic investments, or have acquired these investments through business acquisitions, in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. These investments had a carrying value of $0.9 million as of March 31, 2004, and have been permanently written down a total of $12.5 million from original cost.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OR ALL OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE SIGNIFICANTLY DUE TO ANY OF THESE RISKS, AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. IN ASSESSING THESE RISKS, INVESTORS SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

Our quarterly operating results may fluctuate significantly and are not a good indicator of future performance.

Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control. These factors include:

•	market acceptance and transition of new product introductions, including the VSX 3000 and VSX 7000, other new products launched in 2004, new products launched in the future, and product enhancements by us or our existing or potential new competitors;

•	difficult general economic conditions, as has been the case with the recent global economic uncertainty and downturn in technology spending, and specific economic conditions prevailing in the communications industry and other technology industries;

•	the prices and performance of our products and those of our existing or potential new competitors;

•	further changes to our channel partner contracts and channel partner strategy, including changes to our channel partner contracts in North America could result in a further reduction in the number of channel partners and to more of our channel partners adding our competitors’ products to their portfolio;

•	changes to our channel partner contracts in Europe, Asia and Latin America which could result in a change in the number and mix of channel partners, a smaller number of channel partners, and the same channel upset already experienced in North America;

•	changes in our sales management and sales organization which could result in disruptions among our channel partners;

•	the timing and size of the orders for our products;

•	our distribution channels reducing their inventory levels;

•	the level and mix of inventory that we hold to meet future demand;

•	slowing sales by our channel partners to their customers which places further pressure on our channel partners to minimize inventory levels and reduce purchases of our products;

•	the near and long-term impact of the military action in Iraq or other hostilities;

•	the near and long-term impact of terrorist attacks and incidents and any military response or uncertainty regarding any military response to those attacks;

•	the impact of the unstable political situation in Israel and military action by the Israeli government and other hostilities in the Middle East and their impact on our Israeli operations;

•	the shift in sales mix of products we sell to lower margin products;

•	the shift in revenues to upgrade revenues as opposed to full systems in our Network Systems segment, which could lead to lower revenues;

•	fluctuations in the level of international sales and our exposure to international currency fluctuations in both revenues and expenses;

•	the cost and availability of components, such as the recent cost increases for memory devices used in many of our products;

•	manufacturing costs;

•	the level and cost of warranty claims;

•	the impact of disruptions at the sites of our primary manufacturing partners in Thailand, China, Singapore and Israel or raw material suppliers to these primary manufacturing partners, for any reason, including the recurrence of SARS or other similar event;

•	future changes in existing financial accounting standards or practices or taxation rules or practices;

•	the impact of disruptions in our operations, for any reason, including the recurrence of SARS or other similar event;

•	the impact of seasonality on our various product lines and geographic regions;

•	the introduction of web collaboration solutions that compete with our web collaboration or video solutions;

•	adverse outcomes to intellectual property claims, particularly the Collaboration Properties, Inc. litigation; and

•	the level of royalties we must pay to third parties.

We experienced sequential quarterly revenue growth from 1998 through 2000. Since that time we have experienced fluctuations in our quarterly operating results due to these or other factors. These and other factors could further prevent us from attaining or sustaining sequential quarterly growth or meeting our expectations regarding our operating results, and investors should not use our past results to predict future operating margins and results. For example, although we experienced sequential quarterly revenue increases in the second, third and fourth quarters of 2003 and the first quarter of 2004, we experienced sequential quarterly revenue decreases in the first quarter of 2003, and the second, third and fourth quarters of 2002, primarily related to declines in our combined video communications and network systems product revenue. In addition, we incurred a significant net loss in 2001 due to charges related to acquisitions completed in that year, as well as a net loss in the first quarter of 2003.

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

The markets for video and voice communications and network systems products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, proper positioning of new products in relation to our total product portfolio and their relative pricing, differentiation of new products from those of our competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with compatibility issues, channel partner training, technical and sales support as well as field support are also factors that may affect our success in this market. When we take any significant actions regarding our product offerings, or acquire new product offerings, it is important to educate and train our channel partners to avoid any confusion as to the desirability of the new product offering compared to our existing product offerings. In October 2003, we launched a new video product offering, the VSX 7000. While we believe we have taken the appropriate measures to educate and train our channel partners, there is a risk that this low end video product could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any video product until they determine if the VSX 7000 is a more desirable product than our existing video products or purchase this lower end video product instead of our higher end video products, including the ViewStation EX and FX. Such delays in purchases or purchases of the VSX 7000 instead of our higher end video products, could adversely affect our revenues, gross margins and operating results in the period of the delay. In addition, in 2003 and the first quarter of 2004 we launched new voice, video and network systems products. These new product launches, or any new product launch in the future, could also cause confusion amongst our channel partners as we educate and train them on, and as they take time to evaluate, these new product offerings. Further, the shift in communications from circuit-switched to IP-based technologies over time may require us to add new channel partners, enter new markets, such as the service provider market, which we entered into with the acquisition of Voyant in January 2004, and gain new core technological competencies. We are attempting to address these needs, including developing a service provider strategy, and the need to develop new products through our internal development efforts, joint developments with other companies and through acquisitions. We may not identify successful new product opportunities and develop and bring products to market in a timely manner or be successful in developing a service provider strategy. Additionally, we cannot assure you that competing technologies developed by others will not render our products or technologies obsolete or noncompetitive. Further, as we introduce new products that can or will render existing products obsolete, these product transition cycles may not go smoothly, causing an increased risk of inventory obsolescence and relationship issues with our channel partners. The failure of our new product development efforts, any inability to service or maintain the necessary third-party interoperability licenses, our inability to properly manage product transition and our inability to enter new markets, such as the service provider market, would harm our business and results of operations.

We may experience delays in product introductions and our products may contain defects which could adversely affect market acceptance for these products and our reputation and seriously harm our results of operations.

We intend to continue to introduce new products, such as our VSX3000, VSX 7000, Via Video II, SoundStation VTX 1000, SoundStation 2W, SoundPoint IP300, ViewStation EX, MGC 25, PCS and MobileMeeting products. However, we cannot assure you that new product releases will be timely or that they will be made at all. For example, the ViewStation FX and Via Video were delayed from their original release dates which we believe negatively affected our revenues in 2000. The VSX 7000 was also delayed from its original release date.

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

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our SoundStation IP and SoundPoint IP products are dependent on the roll out of voice-over-IP, or VoIP, technologies. In addition, VoIP products are traditionally sold through service providers. Our strategy surrounding selling our VoIP products and developing our Service Provider network is just being initiated and there can be no guarantee that we will be successful in developing such a strategy or establishing a successful service provider network. The success of our ViaVideo II and VSX 3000 products depend on the increased use of desktop video collaboration technologies. The success of our WebOffice product is dependent on the increased use and acceptance of web collaboration technologies in concert with audio and video conferencing. The success of all of our products is also dependent on how quickly Session Initiation Protocol, or SIP, is deployed as a new technology standard and how quickly we adopt and integrate this new standard into our existing and future products. If the use of new technologies that our current and future products are based on does not occur, or the development of suitable sales channels does not occur, or occurs more slowly than expected, we may not be able to sell certain of our products in significant volumes and our business may be harmed.

Lower than expected market acceptance of our products, price competition and other price decreases would negatively impact our business.

If the market does not accept our products, including the VSX 7000 launched in 2003 and other new products launched in the first half of 2004, our profitability could be harmed. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment and network systems which could cause us to reduce the prices for any of these products or discontinue one product with the intent of simplifying our product offering and enhancing sales of a similar product. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products in the hope of stimulating growth in a similar product. While we cannot assure you that these actions would have the desired result, any of these actions could have an adverse impact on our product margins and profitability.

Product obsolescence, excess inventory and other asset impairment can negatively affect our results of operations.

We operate in a high technology industry which is subject to rapid and frequent technology and market demand changes. These changes can often render existing or developing technologies obsolete. In addition, the introduction of new products and any related actions to discontinue existing products can cause existing inventory to become obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the recorded value of existing inventory is greater than its fair market value. For example, this situation occurred in the third quarter of 2003 as we wrote down inventories of a product in development as a result of a delay in the product introduction. In addition, we launched several new products in 2003 and the first half of 2004. Also, the pace of change in technology development and in the release of new products has increased and is expected to continue to increase. If sales of one of these products have a negative effect on sales of another of our products, it could significantly increase the inventory levels of the negatively impacted product. For each of our products, the potential exists for new products to render existing products obsolete, cause inventories of existing products to increase, cause us to discontinue a product or reduce the demand for existing products.

In addition to our acquisition of Voyant in January 2004, we purchased several businesses in 2001 and 2002, which together include goodwill valued at approximately $361 million and other purchased intangible assets valued at approximately $41 million as of March 31, 2004. This represents a significant portion of our recorded assets. Generally accepted accounting principles related to goodwill and other intangibles changed with the issuance of Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets” which we adopted effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives, but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values which could result in a full write-off of their book value. If these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” in our balance sheets. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have recorded charges against earnings totaling $12.5 million from fiscal 2000 through 2003 associated with the impairment of these investments, which has been reflected in “Loss on strategic investments” in the statements of operations. As of March 31, 2004, our investments in private companies are valued at $0.9 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

In addition, we are including one year of maintenance support with the purchase of the VSX 3000 and VSX 7000 products. We view this service offering and other service offerings to be a key success factor in our business. We are currently reorganizing our service organization to, among other things, more fully integrate the service businesses of our recent acquisitions. As part of this effort, we are also implementing a new customer relationship management system, which we expect to provide better information for us to provide improved customer support. If we do not manage this difficult reorganization properly, we could alienate our customers or channel partners which could harm our business and results of operations.

General economic conditions may reduce our revenues and harm our business.

As our business has grown, we have become increasingly exposed to adverse changes in general economic conditions which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, deferral or delay of purchase commitments for our products and increased competition. These factors adversely impacted our operating results in 2001, where we experienced a sequential revenue decrease in each of the first two quarters. We also experienced sequential revenue decreases in the second, third and fourth quarters of 2002 and the first quarter of 2003 due in part to these factors. While there has been some recent improvement in technology spending and the global economy, constraints in technology capital spending still exist and could have an adverse impact on 2004. In addition, in the first quarter of 2003, we noted a greater decrease in revenue from products with higher average selling prices, such as our network systems products, which we believe resulted from adverse economic conditions. Any recurrence of these conditions could have a similar effect.

In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales growth. If such sales growth does not occur in the time frame anticipated by these channel partners for any reason, including a recurrence in 2004 of the recent global economic uncertainty and downturn in technology spending, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels which would harm our business. For example, our channel partners reduced their inventory levels during 2001 in anticipation of lower end-user demand. Also, in 2002 and 2003, we began to implement a new direct-touch strategy in concert with a realignment of our channel partner strategy. This strategy enables us to have more direct interaction with end-user customers. This strategy shift includes channel certifications for certain network systems and video products that we believe will yield a higher level of end-user customer satisfaction. As part of this new channel partner strategy and a result of the recent economic downturn, the channel inventory model changed to reduce channel inventories at those channel partners that stock product and to move some channel partners to a drop shipment method for their end-user customers as opposed to having these partners carry inventory. During the second quarter of 2003, we believe that we essentially completed our channel inventory reduction program and we believe that, in aggregate, we will see only minor variations, upwards or downwards, in channel inventory weeks within product lines or regions moving forward. In the first quarter of 2003, we believe that sales of our products by our channel partners to end-user customers exceeded the number of units that we shipped to the channel, thereby decreasing overall inventory at our channel partners. Channel inventories at March 31, 2004 decreased from inventory levels at both March 31, 2003 and December 31, 2003.

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

Our quarterly revenues and operating results depend upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. Moreover, the majority of our orders in a given quarter historically have been shipped in the last month of that quarter and sometimes in the last few weeks of the quarter. We did end the current quarter with a more significant amount of order backlog than our historical experience, principally as a result of our new channel strategy, the establishment of product lead times to maximize our inventory efficiency, our acquisition of Voyant, and our focus on operational efficiencies in the logistics area. We believe that the current level of backlog, as a percent of current quarters revenues, is potentially maximized as a result of established product lead times; therefore there is no assurance that we will be able to maintain and it is unlikely that we will grow this level of backlog in future quarters, which is dependent in part on the ability of our sales force to generate orders linearly throughout the quarter and our ability to forecast revenue mix and plan our manufacturing accordingly. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could significantly negatively impact end-user orders which could in turn negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline to more historical levels or even to zero. The return to historical linearity levels or any failure or delay in the closing of orders during the last part of a quarter would materially harm our operating results, as occurred in the first quarter of 2003 and the second and third quarters of 2002. Furthermore, we may be unable to ship products in the period we receive the order, due to these or other factors, which would have an adverse impact on our operating results. In such events, the price of our common stock would decline.

Difficulty in estimating channel partner orders can harm our operating results, the establishment of product lead times to maximize our inventory efficiency and our focus on operations efficiency in the logistics area.

Revenues for any particular quarter are extremely difficult to predict, with any degree of certainty. We typically ship products within a short time after we receive an order and therefore, backlog is not a good indicator of future revenues. In the first quarter of 2004, we did end the quarter with a more significant amount of order backlog than our historical experience, principally as a result of our new channel strategy, the establishment of product lead times to maximize our inventory efficiency, our acquisition of Voyant, and our focus on operational efficiencies in the logistics area. There is no assurance that we will be able to maintain and it is unlikely that we will grow this level of backlog in future quarters, which is dependent in part on the ability of our sales force to generate orders linearly throughout the quarter and our ability to forecast revenue mix and plan our manufacturing accordingly. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders which could in turn significantly negatively affect orders from our channel partners in any given quarter. Accordingly, our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. We historically have received a majority of our channel partner orders in the last month of a quarter and often in the last few weeks of the quarter, however, in the past few quarters we have experienced improvements in our linearity of channel partner orders. In the event that order linearity declines to more historical levels, or if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly. Accordingly, any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

We face risks related to our dependence on channel partners to sell our products.

To avoid confusion among our channel partners regarding our product offerings, we need to devote significant resources to educating and training them.

When we take any significant actions regarding our product offerings, or acquire new product offerings, it is important to educate and train our channel partners to avoid any confusion on the desirability of the new product offering in relation to our existing product offerings. In October 2003, we launched a new video product offering, the VSX 7000. While we believe we have taken the appropriate measures to educate and train our channel partners, there is a risk that the launch of this low end video product could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any video product, such as the ViewStation EX and FX, until they determine if the VSX 7000 is a more desirable product than our existing video products. Such delays in purchases could adversely affect our revenues, gross margins and operating results in the period of the delay. In addition, in 2003 and the first half of 2004, we launched new voice, video and network systems products. These new product launches, or any new product launch in the future, could cause confusion amongst our channel partners as we educate and train them on, and as they take time to evaluate, these new product offerings.

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

We have various OEM agreements with major telecommunications equipment manufacturers, such as Avaya, Cisco Systems and Nortel Networks, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create conflicts with our other channel partners who directly compete with our OEM partners, or could create conflicts among our OEM partners who compete with each other, which could adversely affect revenues from these other channel partners or our OEM partners. Conflicts among our OEM partners could also make continued partnering with these OEM partners increasingly difficult. Because many of our channel partners also sell equipment that competes with our products, these channel partners could devote more attention to these other products which could harm our business. For example, a significant amount of our network systems revenues in 2001 were generated from sales to Tandberg, Sony and VCON, which compete with us in the video communications product market. We believe that because of this conflict, they significantly reduced their orders of our network systems products in 2002 and 2003, which has impacted our sales of this product line. Further, other channel conflicts could arise which cause channel partners to devote resources to other non-Polycom communications equipment which would negatively affect our business or results of operations.

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

We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to dealers and end-users. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as a recurrence of the recent global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our revenues would be negatively affected. For example, the economic downturn negatively affected our business and operating results in 2001, and the global economic uncertainty and downturn in technology spending negatively affected our business and operating results in 2002 and the first quarter of 2003. While there has been some improvement in technology spending and the global economy, constraints in technology capital spending still exist and if these conditions recur in the future, our business and operating results will continue to be negatively affected. In addition, if channel partners decide to purchase more inventory, due to product availability or other reasons, than is required to satisfy end-user demand or if end-user demand does not keep pace with the additional inventory purchases, channel inventory could grow in any particular quarter which could adversely affect product revenues in the subsequent quarter. Moreover, if we choose to eliminate or reduce special cost or stocking incentive programs, quarterly revenues may fail to meet our expectations or be lower than historical levels. In addition, as a result of changes in sales management and our sales organization, we have implemented changes to our partner strategy in North America and plan to continue to implement changes, internationally to our channel partner strategy and contracts which may continue to result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with even more direct interaction between us and our direct end-user customers. In addition, this channel strategy has and could continue to upset our channel partners to the extent that they could add competitive products to their portfolios or shift more emphasis to selling our competitors products. These changes may continue to cause disruptions in our channels and negatively impact revenue growth in the near term.

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

Some of our officers and key personnel have worked together for only a short period of time. In addition, some of our executive officers have recently assumed significant new responsibilities. For example, in the first quarter of 2003, we hired a new Senior Vice President and General Manager, Video Communications, and a new Senior Vice President, Worldwide Sales, and reorganized our sales force and our video communications division. The sales force reorganization has resulted in the recent hiring of a significant amount of new senior sales management, including a new focus on government sales, and the movement of other senior sales management to new roles and responsibilities, including the promotion of one individual to the role of general manager of Asia Pacific. Additionally, we have recently reorganized our network systems division. These new management changes could disrupt our sales, which in turn could result in reduced sales, confusion with our channel partners, and delayed introduction of new or upgraded products. The failure to successfully integrate new senior management could divert management’s attention from other ongoing business concerns.

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

Our business has grown in recent years through both internal expansion and business acquisitions, and continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. For example, our annual revenues increased from $52 million in 1997 to $420 million in 2003, and during the past thirteen fiscal quarters, we acquired Accord, Circa, PictureTel, ASPI, MeetU and Voyant. Further, our headcount increased from 175 employees at December 31, 1997 to 1,183 employees at December 31, 2003 and to 1,396 employees at March 31, 2004. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands place on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

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

We completed the acquisition of Voyant in January 2004. The complex process of integrating Voyant has required and will continue to require significant resources and has been and will continue to be time consuming, expensive and disruptive to our business. This integration has resulted in the diversion of management and financial resources from our core business objectives. Failure to achieve the anticipated benefits of this acquisition or to successfully integrate the operations of Voyant could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from this acquisition because of the following significant challenges:

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

The PictureTel acquisition, which we completed in October 2001, is the largest acquisition we have completed, and the complex process of integrating PictureTel has required significant resources. We continue to face ongoing business challenges that include principally the geographic dispersion of our operations and generating market demand for an expanded product line that includes PC-based systems and collaboration-intensive applications.

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

We have a significant liability of approximately $24.9 million at March 31, 2004 related to vacant and redundant facilities in connection with our acquisition of PictureTel, which is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. For example, we have an approximately 152,000 square foot building which is fully subleased to a third party for the length of our lease obligation. If this tenant were unable to fulfill, for any reason, their contractual obligations under the sublease, we would incur additional charges to operations which would harm our business. In addition, until our vacated and redundant facilities are subleased or the lease obligations for these facilities are terminated, we will continue to pay the contractual lease and facility operating expense obligations without any sublease income to offset these costs. Further, in the event that we agree to sublease a facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow up to and potentially exceeding our recorded liability at the time of such transaction, which would harm our operating cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

In November 2003, we entered into a lease amendment for one of our facilities for which we had previously provided a restructuring reserve. The original term of this lease, which ended in 2014, was amended to allow us to exit approximately one-third of the space in this facility (which is currently unoccupied) in November 2006 for a cash payment of $5.0 million, to exit an additional approximately one-third of the space in this facility (which is currently unoccupied) in November 2007 for an additional cash payment of $5.0 million, and to allow us the option of exiting the remaining one-third of this facility (which is currently occupied) in November 2008. The amendment also gives the landlord the right, until November 2008 to require us to exit the occupied space with six months notice. If we, either voluntarily, or as required by the landlord, exit the occupied space we will make a final $5.0 million payment to the landlord and we would begin to amortize our remaining leasehold improvements (net book value of $2.0 million at March 31, 2004) over six months. Should we or the landlord terminate our lease on the occupied space we would have six months to plan for and relocate these operations. This relocation could disrupt our operations and harm our operating results. The lease agreement was also amended to allow the landlord to sublet the unoccupied space earlier than November 2006 and November 2007. If the landlord is successful in releasing us from the space earlier than the amendment provides, we would make the related cash payments noted above, as regards to the currently unoccupied space only, and additional cash payments pertaining to fifty percent of the cash savings related to us no longer having to pay rent and common area maintenance charges on that portion of the building. To the extent that we or the landlord exercise their rights under this amendment, we will incur significant cash outflows.

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

International sales and expenses represent an increasing portion of our revenues and operating expenses and risks inherent in international operations could harm our business.

International sales and expenses represent an increasing portion of our revenues and operating expenses, and we anticipate that international sales will continue to account for a significant portion of our revenues for the foreseeable future and that international operating expenses will continue to increase. International sales and expenses are subject to certain inherent risks, including the following:

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

International revenues may fluctuate as a percentage of total revenues in the future as we introduce new products. These fluctuations are primarily the result of our practice of introducing new products in North America first and the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, especially in our core European markets of France, Germany and the United Kingdom, our business could be harmed. We cannot assure you that we will be able to maintain or increase international market demand for our products.

Although, to date, a substantial majority of our international sales has been denominated in U.S. currency, we expect that a growing number of sales could be denominated in non-U.S. currencies as more international customers request billing in their currency. Our international operating expenses are denominated in foreign currency. As a result, we expect our business will be significantly more vulnerable to currency fluctuations which could adversely impact our results of operations. In addition, some of our competitors currently invoice in foreign currency, which could be a disadvantage to us. In 2003 and during the first quarter of 2004, our operating costs internationally have increased as a result of the weakness in the U.S. dollar. These currency fluctuations are recorded in other income (expense) in our consolidated statement of operations. While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, we from time to time engage in currency hedging activities solely to mitigate temporary currency fluctuation exposure. However, we have limited experience with these hedging activities, and they may not be successful which could harm our operating results and financial condition. In addition, significant adverse changes in currency exchange rates, as happened in the European market in 2000 and in the Asian market in late 1997, could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country, as discounts may be temporarily or permanently affected.

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

Further, our network systems products are manufactured in Israel which is currently experiencing internal and external conflicts that include terrorist acts and military action. Also, political conflict in Israel, the military action in Iraq or war with other Middle Eastern countries perceived as a threat by the United States government could cause us to experience a manufacturing disruption due to acts associated with these conflicts which could harm our business. In addition, certain technology used in our network systems products was developed through grants from the Office of the Chief Scientist in Israel. Under Israeli law, it is prohibited to transfer technology developed pursuant to these grants to any person without the prior written consent of the Office of the Chief Scientist. The grants also contain restrictions on the ability to manufacture products developed with these grants outside of Israel. Approval to manufacture such products outside of Israel, if granted, is generally subject to an increase in the total amount to be repaid to the Office of the Chief Scientist of between 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel. These restrictions on the ability to transfer technology to third parties or manufacture products outside Israel may adversely affect our operating results and significantly reduce the value of the technology developed under these grants. We are in the process of developing and implementing a disaster recovery plan that could call for manufacturing to be performed outside of Israel on a limited basis, and a more extended basis in the event of a disaster. Today we are performing final test and assembly on a limited basis, in Atlanta, Georgia. The implementation of such a disaster recovery plan could subject us to additional payments to the Office of the Chief Scientist, which could adversely affect our operating results.

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

We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products. For example, on September 23, 2002, a suit captioned Collaboration Properties, Inc. v. Polycom, Inc. was filed in the United States Court in the Northern District of California. The complaint alleges that our ViewStation, ViaVideo, iPower, WebOffice and Path Navigator products infringe 4 U.S. Patents owned by plaintiff. The complaint seeks unspecified compensatory and exemplary damages for past and present infringement and to permanently enjoin us from infringing on the patents in the future. On November 14, 2002, we filed an answer asserting, among other things, no infringement and that plaintiff’s patents are invalid and unenforceable. We believe that we have meritorious defenses and counterclaims, and intend to vigorously defend this action. However, litigation involves significant inherent risks and uncertainties, and if an adverse outcome was to occur it could significantly harm our business. The costs associated with defending this litigation, or any other patent litigation in the future, are unpredictable and expensive and have and will likely cause general and administrative expenses to increase in a given quarter which could adversely affect our operating results and cash flow in that quarter.

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

Changes in existing financial accounting standards or practices or taxation rules or practices may adversely affect our results of operations.

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, we currently are not required to record stock-based compensation charges to earnings in connection with stock options grants to our employees. However, the Financial Accounting Standards Board (FASB) has announced a proposal to change generally accepted accounting principles in the United States that, if implemented, would require us to record stock-based compensation charges to earnings for employee stock option grants. Such charges would negatively impact our earnings.

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

Over the past few years, we initiated significant investments in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our revenues, as happened from 1999 through 2003, accounts receivable balances will likely increase as compared to previous years. Although, from time to time, we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepaid discounts, these additional incentives have lowered our profitability. In addition, the recurrence of economic uncertainty or downturn in technology spending in the United States may restrict the availability of capital which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, which occurred with Global Crossing, WorldCom and MCSi. Either of these conditions would harm our cash flow and days sales outstanding performance. Although in recent quarters our experience in collecting receivables has been good and we expect this trend to continue, there can be no assurance that it will continue. Over the past several quarters, our days sales outstanding (DSO) metrics have improved to record levels. There is no assurance that the current level of DSO will be maintained and in all likelihood DSO metrics will go up as revenues increase, as a result of fluctuations in revenue linearity, as a result of extending credit terms to customers who have previously been on cash terms, as a result of future acquisitions, or any other factors.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and bank borrowings. We do not use independent derivative financial instruments in our investment portfolio which only includes highly liquid, high quality instruments. We may occasionally use forward contracts as a hedge against currency exchange rate fluctuations which may affect the value of trade receivables billed in currencies other than the United States dollar. As of March 31, 2004, we have no open foreign currency hedging contracts.

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

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents, held at March 31, 2004 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$123,410	$123,069	$122,727	$122,386	$122,045
State and local governments	2,745	2,737	2,730	2,722	2,714
Corporate debt securities	198,530	197,981	197,432	196,884	196,335

Total	$324,685	$323,787	$322,889	$321,992	$321,094

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$123,069	$122,898	$122,727	$122,557	$122,386
State and local governments	2,737	2,733	2,730	2,726	2,722
Corporate debt securities	197,981	197,707	197,432	197,157	196,884

Total	$323,787	$323,338	$322,889	$322,440	$321,992

A substantial majority of our sales are denominated in U.S. dollars. However, we are selling iPower products and related services in some local currencies, primarily Euros, British Pounds, Hong Kong Dollars, Singapore Dollars and Japanese Yen, which have increased our foreign currency exchange rate fluctuation risk. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies, thereby further increasing our foreign exchange risk. While we do not hedge for speculative purposes, in the event of a significant transaction due in a foreign currency, we may enter into a foreign currency forward exchange contract for hedging purposes. There were no forward contracts outstanding as of March 31, 2004 or 2003.

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

On September 23, 2002, a suit captioned Collaboration Properties, Inc. v. Polycom, Inc. was filed in the United States Court in the Northern District of California. The complaint alleges that our ViewStation, ViaVideo, iPower, WebOffice and Path Navigator products infringe 4 U.S. Patents owned by plaintiff. The complaint seeks unspecified compensatory and exemplary damages for past and present infringement and to permanently enjoin us from infringing on the patents in the future. On November 14, 2002 we filed an answer asserting, among other things, no infringement and that plaintiff’s patents are invalid and unenforceable. We believe that we have meritorious defenses and counterclaims and intend to vigorously defend this action. The costs associated with defending this litigation are unpredictable and expensive and have and will likely cause general and administrative expenses to increase in a given quarter which could adversely affect our operating results and cash flow in that quarter.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Not Applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Item 5. OTHER INFORMATION

Rule 10b5-1Plans

In accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in November 2003, Michael R. Kourey established a written plan which provides for the automatic sale of a specified number of shares of common stock beneficially owned by Mr. Kourey in accordance with the guidelines of the written plan.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of November 21, 2003 by and among Polycom,, Inc., Voyager Acquisition Corporation and Voyant Technologies, Inc. (which is incorporated by reference to Exhibit 21 to the Form 8-K filed by the Registrant with the Commission on January 16, 2004).

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On January 16, 2004, we filed a Current Report on Form 8-K dated January 5, 2004 under Items 2 and 7, reporting the completion of our acquisition of Voyant Technologies, Inc.

On January 28, 2004, we filed a Current report on Form 8-K dated January 28, 2004 under Item 12 to furnish our press release reporting our results for the three and twelve months ended December 31, 2003.

We filed no other Reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2004	POLYCOM, INC.

/s/ ROBERT C. HAGERTY
Robert C. Hagerty
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL R. KOUREY
Michael R. Kourey
Senior Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)

/s/ KATHLEEN M. CRUSCO
Kathleen M. Crusco
Vice President and Worldwide Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of November 21, 2003 by and among Polycom,, Inc., Voyager Acquisition Corporation and Voyant Technologies, Inc. (which is incorporated by reference to Exhibit 21 to the Form 8-K filed by the Registrant with the Commission on January 16, 2004).

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.