Form 10-Q
period 2004-06-30
POLYCOM INC
filed 2004-07-30
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

There were 99,417,405 shares of the Company’s Common Stock, par value $.0005, outstanding on July 16, 2004.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

PART 1 FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$208,491	$212,562
Short-term investments	24,258	15,703
Trade receivables, net of allowance for doubtful accounts of $2,387 and $2,509 at June 30, 2004 and December 31, 2003, respectively	52,015	42,836
Inventories	23,066	24,845
Deferred taxes	24,927	20,589
Prepaid expenses and other current assets	20,262	19,472

Total current assets	353,019	336,007
Property and equipment, net	38,067	28,493
Long-term investments	299,004	368,020
Goodwill	356,766	289,508
Purchased intangibles, net	35,357	15,236
Deferred taxes	41,982	56,513
Other assets	10,231	10,013

Total assets	$1,134,426	$1,103,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$35,345	$36,247
Accrued payroll and related liabilities	16,094	12,644
Taxes payable	52,949	49,417
Deferred revenue	26,754	20,524
Other accrued liabilities	36,790	26,846

Total current liabilities	167,932	145,678
Long-term liabilities	11,059	28,833

Total liabilities	178,991	174,511

Stockholders’ equity
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; Issued and outstanding: One at June 30, 2004 and December 31, 2003	—	—
Common stock, $0.0005 par value; Authorized: 175,000,000 shares; Issued and outstanding: 99,407,403 shares at June 30, 2004 and 99,349,703 shares at December 31, 2003	50	50
Additional paid-in capital	890,811	871,383
Cumulative other comprehensive income (loss)	(1,550)	224
Unearned stock-based compensation	(134)	(249)
Retained earnings	66,258	57,871

Total stockholders’ equity	955,435	929,279

Total liabilities and stockholders’ equity	$1,134,426	$1,103,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues:
Product revenues	$120,028	$89,916	$226,633	$173,687
Service revenues	13,799	9,518	26,341	18,667

Total revenues	133,827	99,434	252,974	192,354

Cost of revenues:
Cost of product revenues	39,905	33,681	74,968	65,389
Cost of service revenues	9,332	6,620	18,396	13,545

Total cost of revenues	49,237	40,301	93,364	78,934

Gross profit	84,590	59,133	159,610	113,420

Operating expenses:
Sales and marketing	30,292	24,245	58,738	50,909
Research and development	23,717	17,820	45,743	37,640
General and administrative	8,771	7,583	16,837	15,315
Acquisition-related costs	356	115	1,181	188
Amortization of purchased intangibles	5,717	4,397	12,080	8,795
Purchased in-process research and development	—	—	4,600	—
Litigation settlements	—	65	—	65
Restructuring costs	—	4,326	—	5,029

Total operating expenses	68,853	58,551	139,179	117,941

Operating income (loss)	15,737	582	20,431	(4,521)
Interest income, net	1,511	2,071	3,192	4,504
Gain (loss) on strategic investments	(6)	101	3	(114)
Other expense, net	(23)	(430)	(497)	(624)

Income (loss) from continuing operations before provision for (benefit from) income taxes	17,219	2,324	23,129	(755)
Provision for (benefit from) income taxes	4,556	660	7,410	(178)

Income (loss) from continuing operations	12,663	1,664	15,719	(577)
Income (loss) from discontinued operations, net of taxes	145	—	296	(676)
Gain (loss) from sale of discontinued operations, net of taxes	113	(70)	219	427

Net income (loss)	$12,921	$1,594	$16,234	$(826)

Basic net income (loss) per share:
Income (loss) per share from continuing operations	$0.13	$0.02	$0.16	$(0.01)
Income (loss) per share from discontinued operations, net of taxes	—	—	—	(0.01)
Gain (loss) per share from sale of discontinued operations, net of taxes	—	—	—	0.01

Basic net income (loss) per share	$0.13	$0.02	$0.16	$(0.01)

Diluted net income (loss) per share:
Income (loss) per share from continuing operations	$0.13	$0.02	$0.16	$(0.01)
Income (loss) per share from discontinued operations, net of taxes	—	—	—	(0.01)
Gain (loss) per share from sale of discontinued operations, net of taxes	—	—	—	0.01

Diluted net income (loss) per share	$0.13	$0.02	$0.16	$(0.01)

Weighted average shares outstanding for basic net income (loss) per share calculation	99,843	98,940	99,855	99,126
Weighted average shares outstanding for diluted net income (loss) per share calculation	102,154	99,977	102,409	99,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income (loss)	$16,234	$(826)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain from sale of discontinued operations, net of taxes	(219)	(427)
Depreciation and amortization	9,659	7,763
Purchased in-process research and development	4,600	—
Amortization of purchased intangibles	12,080	8,795
Provision for doubtful accounts	(210)	521
Provision for excess and obsolete inventories	1,768	1,136
Tax benefit from exercise of stock options	2,675	496
Amortization of unearned stock-based compensation	115	182
(Gain) loss on strategic investments	(3)	114
Changes in assets and liabilities net of effects of acquisition:
Trade receivables	(6,777)	16,290
Inventories	3,382	6,722
Prepaid expenses and other assets	2,549	(4,149)
Accounts payable	(2,013)	1,760
Taxes payable	2,684	(846)
Other accrued liabilities	382	(5,777)

Net cash provided by operating activities	46,906	31,754

Cash flows from investing activities:
Purchases of property and equipment	(9,511)	(8,111)
Purchase of licensed technology	—	(3,528)
Purchases of investments	(442,474)	(452,040)
Proceeds from sale and maturity of investments	500,896	477,228
Proceeds from sale of discontinued operations	345	1,200
Purchase of convertible note receivable	—	(522)
Net cash paid in purchase acquisition	(95,060)	—

Net cash provided by (used in) investing activities	(45,804)	14,227

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	7,959	3,107
Repurchases of common stock	(13,132)	(6,915)

Net cash used in financing activities	(5,173)	(3,808)

Net increase (decrease) in cash and cash equivalents	(4,071)	42,173
Cash and cash equivalents, beginning of period	212,562	155,191

Cash and cash equivalents, end of period	$208,491	$197,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2004, the condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to current year presentation.

2. DISCONTINUED OPERATIONS

In January 2003, the Company sold to Verilink Corporation (“Verilink”) certain fixed assets and intellectual property rights relating to Polycom’s network access product line, including Polycom’s line of NetEngine integrated devices, for a total of up to $3.0 million in cash, of which (i) $1.0 million was paid to Polycom at closing, (ii) $0.25 million was paid to Polycom on the first anniversary of the closing, in January 2004, and (iii) up to $1.75 million will be paid to Polycom quarterly based on ten percent of Verilink’s revenues related to the sale of NetEngine products. Verilink paid $0.2 million in the three month period ended June 30, 2004 and $0.3 million and $0.2 million in the six month periods ended June 30, 2004 and 2003, respectively, related to ten percent of Verilink’s revenues from the sale of NetEngine products during such periods, and on a cumulative basis has paid $0.7 million towards the $1.75 million commitment. No payments were received from Verilink during the three months ended June 30, 2003 related to this commitment. Concurrent with the closing, certain of our employees joined Verilink. Verilink also agreed to purchase Polycom’s existing NetEngine-related inventories, with a book value of approximately $1.9 million as of the closing date, on an as needed basis. As of June 30, 2004, Verilink had purchased all remaining Net Engine-related inventories for approximately $2.3 million, which resulted in a net gain of approximately $0.1 million and $0.4 million for the three and six months ended June 30, 2004, respectively. Additionally, in connection with the sale, Polycom entered into a license agreement with Verilink pursuant to which Verilink granted to Polycom a license to use and further develop the network access technology related to the NetEngine product line. The Company has agreed not to compete with Verilink in the network access market for a period of three years from the closing date, which ends January 28, 2006.

The Company’s condensed consolidated financial statements reflect its network access product line as discontinued operations in accordance with SFAS 144. The results of operations of the Company’s network access product line have been classified as discontinued, and prior periods have been reclassified, including the reallocation of general overhead charges to the Company’s remaining reporting segments. The Company recorded an after-tax gain of $0.1 million and $0.2 million as a result of this transaction during the three and six months ended June 30, 2004, and an after-tax loss of $0.1 million and an after-tax gain of $0.5 million as a result of this transaction during the three and six months ended June 30, 2003, respectively. The Company may record additional quarterly gains related to the sale of this product line as Verilink remits ten percent of its quarterly revenues from the sale of NetEngine products subject to a maximum amount of $1.75 million.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table shows the results of operations of the Company’s network access product line (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003(a)
Net revenues	$229	$—	$467	$577
Cost of net revenues	—	—	—	796

Gross profit (loss)	229	—	467	(219)

Operating expenses:
Sales and marketing	—	—	—	145
Research and development	—	—	—	700

Total operating expenses	—	—	—	845

Operating income (loss)	229	—	467	(1,064)
Provision for (benefit from) income taxes	84	—	171	(388)

Net income (loss)	$145	$—	$296	$(676)

(a)	Includes operations from January 1, 2003 to January 28, 2003, the transaction closing date.

The following table shows the components of the gain from sale of discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003(a)
Proceeds	$178	$—	$345	$1,453
Net book value of assets and liabilities sold	—	(111)	—	(553)
Costs of disposition	—	—	—	(228)

Gain (loss) on sale before taxes	178	(111)	345	672
Provision for (benefit from) income taxes	65	(41)	126	245

Gain (loss) from sale of discontinued operations, net of taxes	$113	$(70)	$219	$427

3. INVENTORIES

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$2,578	$493
Work in process	684	262
Finished goods	19,804	24,090

	$23,066	$24,845

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the period are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Balance at beginning of period	$9,525	$8,753	$9,612	$10,224
Accruals for warranties issued during the period	2,136	1,658	4,504	2,420
Voyant liability assumed	—	—	500	—
Actual warranty expenses	(2,808)	(2,131)	(5,763)	(4,364)

Balance at end of period	$8,853	$8,280	$8,853	$8,280

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

Changes in deferred maintenance revenue, which is included as a component of “Deferred revenue” on the condensed consolidated balance sheets, during the period are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Balance at beginning of period	$20,886	$16,431	$17,316	$16,463
Additions to deferred maintenance revenue	11,302	7,010	24,856	13,305
Amortization of deferred maintenance revenue	(10,389)	(7,172)	(20,373)	(13,499)

Balance at end of period	$21,799	$16,269	$21,799	$16,269

The cost of providing maintenance services for the three months ended June 30, 2004 and 2003 was $8.6 million and $6.2 million respectively. The cost of providing maintenance services for the six months ended June 30, 2004 and 2003 was $17.1 million and $12.7 million respectively.

Indemnification of Verilink Corporation (“Verilink”)

In connection with the sale of the network access product line to Verilink, the Company has agreed to indemnify Verilink against certain contingent liabilities. The Company believes the estimated fair value of this indemnification is not material.

Officer and Director Indemnifications

To the maximum extent permitted under Delaware law, the Company has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a director

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and officer insurance policy that mitigates the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is not material.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Accrued expenses	$4,276	$4,934
Short-term restructuring reserves	14,593	4,855
Warranty obligations	8,853	9,612
Sales tax payable	3,702	3,418
Employee stock purchase plan withholding	2,714	1,940
Other accrued liabilities	2,652	2,087

	$36,790	$26,846

6. LONG-TERM LIABILITIES

Long-term liabilities consists of the following (in thousands):

	June 30, 2004	December 31, 2003
Long-term restructuring reserves	$4,425	$21,642
Other long-term liabilities	6,634	7,191

	$11,059	$28,833

7. BANK LINE OF CREDIT

The Company has available a $25 million revolving line of credit with a bank under an agreement dated November 11, 2003. Borrowings under the line are unsecured and bear interest at the bank’s prime rate (4.01% at June 30, 2004) or at the London interbank offered rate (LIBOR) plus 0.65% (approximately 1.90%—2.15% at June 30, 2004 depending on the term of the borrowings). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels and other related items. The line of credit expires on December 3, 2005. As of June 30, 2004, there were no balances outstanding under the line of credit, however, the Company has outstanding letters of credit which total approximately $13.1 million at June 30, 2004 of which $13.0 million is secured by this line of credit. The Company was in compliance with all applicable financial covenants and restrictions for the periods presented.

8. COMPUTATION OF NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share from continuing operations is provided as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Numerator—basic and diluted net income (loss) per share from continuing operations:
Net income (loss) from continuing operations	$12,663	$1,664	$15,719	$(577)

Denominator—basic net income (loss) per share from continuing operations
Weighted average common stock outstanding	99,843	98,941	99,855	99,127
Shares subject to repurchase	—	(1)	—	(1)

Total shares used in calculation of basic net income (loss) per share from continuing operations	99,843	99,940	99,855	99,126

Basic net income (loss) per share from continuing operations	$0.13	$0.02	$0.16	$(0.01)

Denominator—diluted net income (loss) per share from continuing operations:
Denominator—shares used in calculation of basic net income (loss) per share from continuing operations	99,843	98,940	99,855	99,126
Effect of dilutive securities:
Common stock options	2,311	1,036	2,554	—
Shares subject to repurchase	—	1	—	—

Total shares used in calculation of diluted net income (loss) per share from continuing operations	102,154	99,977	102,409	99,126

Diluted net income (loss) per share from continuing operations	$0.13	$0.02	$0.16	$(0.01)

For the three and six months ended June 30, 2004, approximately 4,193,315 and 3,904,607 shares and for the three and six months ended June 30, 2003, approximately 9,434,750 and 10,096,901 shares, respectively, relating to potentially dilutive securities such as stock options were excluded from the denominator in the computation of diluted net income (loss) per share from continuing operations because the option exercise price was greater than the average market price of the common stock and, accordingly, their inclusion would be anti-dilutive.

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

Consistent with the disclosure provisions of FAS 123, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss) —as reported	$12,921	$1,594	$16,234	$(826)
Add stock based compensation expensed during the period	52	88	115	182
Less stock based compensation expense determined under fair value based method, net of tax effects	(6,637)	(3,966)	(13,059)	(9,737)

Net income (loss)—pro forma	$6,336	(2,284)	$3,290	$(10,381)
Basic net income (loss) per share—as reported	$0.13	$0.02	$0.16	$(0.01)
Basic net income (loss) per share—pro forma	$0.06	$(0.02)	$0.03	$(0.10)
Diluted net income (loss) per share—as reported	$0.13	$0.02	$0.16	$(0.01)
Diluted net income (loss) per share—pro forma	$0.06	$(0.02)	$0.03	$(0.10)

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The impact on pro forma net income (loss) and net income (loss) per share in the table above may not be indicative of the effect in future years as options vest over several years and the Company continues to grant stock options to new and current employees.

10. BUSINESS SEGMENT INFORMATION

Polycom is a leading global provider of a line of high-quality, easy-to-use communications equipment that enables businesses, telecommunications service providers, and governmental and educational institutions to more effectively conduct video, voice, data and web communications. Polycom’s offerings are organized along four product lines: Video Communications, Voice Communications, Network Systems and Services. For reporting purposes, the Company aggregates Video Communications and Voice Communications into one segment named Communications and reports Network Systems and Services as separate segments. Prior to 2004, Services was allocated amongst Communications and Network Systems. The segments are determined in accordance with how management views and evaluates Polycom’s business and based on the aggregation criteria as outlined in SFAS 131. Segment financial data for the three and six months ended June 30, 2003 has been adjusted to reflect these segments. Software revenue reported in video revenue in prior periods has been reclassified to network systems revenue as a result of organizational changes that occurred in the second quarter of 2003. Future changes to this organizational structure or the business may result in changes to the reportable segments disclosed. A description of the types of products and services provided by each reportable segment is as follows:

Communications Segment

Communications products include: videoconferencing collaboration products, and desktop and conference analog, digital and IP voice communications products that enhance business communication. The Company offers a family of videoconferencing collaboration products that facilitate high-quality video communications. The ViewStation product family and the recently announced VSX 3000, VSX 7000, VSX 8000 and V500 comprise a line of group videoconferencing systems. The iPower products utilize a PC-based architecture, optimized for intensive collaboration in conjunction with videoconferencing. The ViaVideo II desktop video communications appliance integrates a multimedia processor, camera and Polycom’s patented full-duplex Acoustic Clarity Technology for two-way video, voice and data transmission in a single device. The Visual Concert family of peripherals allows users of the group conferencing video products to incorporate data, documents and audiovisual effects into their videoconferencing sessions.

The Company’s voice communications products consist of desktop, conference room and meeting room products. A majority of the voice products feature Polycom’s patented Acoustic Clarity Technology which allows simultaneous conversations (full duplex) and minimizes background noise, echoes, word clipping and distortion. The SoundStation VTX 1000™, automatically adapts to each meeting environment, providing high fidelity voice quality for all participants whether they are 2-feet or 20-feet away from the microphone. This wideband conference phone delivers twice the bandwidth of a normal telephone over an ordinary telephone line for life-like sound quality. The recently introduced SoundStation 2W is Polycom’s first wireless conference phone. The SoundStation 2W has voice encryption technology, up to 24 hours of talk time, and the ability to dial through a cell phone. The Company offers our SoundStation IP and SoundPoint IP products for applications in the conference room and on the desktop for Voice over IP technology solutions. The Vortex series of rack-mounted voice conferencing products provide solutions for larger, high-end conference rooms, training rooms, courtrooms, classrooms and other permanent installations. These solutions can be used as a stand alone audio system or can be used in combination with a video system to enhance the audio quality and microphone pick up.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Financial information for each reportable segment was as follows as of and for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Communications	Network Systems	Services	Total
For the three months ended June 30, 2004:
Revenue	$91,551	$28,477	$13,799	$133,827
Contribution margin	43,359	9,493	3,265	56,117
As of June 30, 2004: Inventories	10,756	5,667	6,643	23,066

For the three months ended June 30, 2003:
Revenue	$75,518	$14,398	$9,518	$99,434
Contribution margin	32,266	4,734	2,060	39,060
As of June 30, 2003: Inventories	14,525	3,502	7,450	25,477

For the six months ended June 30, 2004:
Revenue	$176,714	$49,919	$26,341	$252,974
Contribution margin	85,118	13,509	5,792	104,419
For the six months ended June 30, 2003:
Revenue	$144,470	$29,217	$18,667	$192,354
Contribution margin	57,670	9,983	3,367	71,020

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The reconciliation of segment information to Polycom income from continuing operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Segment contribution margin	$56,117	$39,060	$104,419	$71,020
Corporate and unallocated costs	(34,307)	(29,575)	(66,127)	(61,464)
Acquisition related-costs	(356)	(115)	(1,181)	(188)
Amortization of purchased intangibles	(5,717)	(4,397)	(12,080)	(8,795)
Purchased in-process research and development	—	—	(4,600)	—
Litigation settlements	—	(65)	—	(65)
Restructuring costs	—	(4,326)	—	(5,029)
Interest income, net	1,511	2,071	3,192	4,504
Gain (loss) on strategic investments	(6)	101	3	(114)
Other expense, net	(23)	(430)	(497)	(624)
(Provision for) benefit from income taxes	(4,556)	(660)	(7,410)	178

Income (loss) from continuing operations	$12,663	$1,664	$15,719	$(577)

11. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
$ in thousands	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss)	$12,921	$1,594	$16,234	$(826)
Change in unrealized loss on investments	(2,001)	(653)	(1,775)	(897)

Comprehensive income (loss)	$10,920	$941	$14,459	$(1,723)

12. INVESTMENTS

The Company has investments in debt securities and also has strategic investments in private and public companies. The classification of these investments are as follows (in thousands):

	June 30, 2004	December 31, 2003
Short-term investments in debt securities	$24,258	$15,703

Long-term investments in debt securities	$298,981	$367,919
Long-term investment in non-transferable warrants in a public company	23	101

Total long-term investments	$299,004	$368,020

Investments in privately-held companies	$1,372	$872

Debt Securities

The Company’s short-term and long-term investments in debt securities consist of U.S., state and municipal government obligations and foreign and domestic public corporate debt securities. Investments with original maturities of less than one year are classified as short-term. All short and long-term investments are classified as available-for-sale and are carried at fair value based on quoted market prices at the end of the reporting period. Unrealized gains and losses on these investments are recorded as a separate component of cumulative other comprehensive income in stockholders’ equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific-identification method is used to determine the cost of securities disposed of, with the realized gains and losses reflected in interest income, net.

The Company’s investment policy limits the concentration of its investments in debt securities to an unlimited amount of U.S. Government and U.S. Government Agencies and a maximum of 4% to 10% in a single issuer for all other instruments, depending on the type of instrument. The policy also limits the percent of our portfolio held in these instruments to a minimum of 20% in U.S.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Government and U.S. Government Agencies and no more than 25% to 75% of other debt instruments depending on the debt classification. All of the Company’s debt securities must be rated by both Standard and Poor’s and Moody’s and must have a high quality credit rating. Because of the nature of the Company’s investment policy, the Company does not monitor industry classification of the investments other than commercial bank issues. The Company is in compliance with its investment policy at June 30, 2004.

Non-transferable Warrants in a Public Company

Also included in long-term investments are non-transferable warrants to purchase common stock of a publicly traded company. The Company views these warrants as part of our strategic investments. These warrants have no readily available fair market value and if exercised would represent less than 1% of the outstanding common stock of this public company. We adjust the carrying value of these warrants to fair value each period using the Black Scholes option pricing model. Any gains or losses on these warrants are recorded in the Consolidated Statements of Operations in “Gain (Loss) on Strategic Investments.” During the three months ended June 30, 2004 and 2003, the Company recorded a loss totaling less than $0.1 million and a gain totaling less than $0.1 million, respectively, related to these warrants. During the six months ended June 30, 2004 and 2003, the Company recorded a loss totaling less than $0.1 million and a gain totaling less than $0.1 million, respectively, related to these warrants.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investment have other than temporarily declined in value. The Company reviews these investments for impairment when events or changes in circumstances indicate that impairment may exist and makes appropriate reductions in carrying value, if necessary. The Company evaluates a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the product to assess whether or not the investment is impaired. At June 30, 2004 and December 31, 2003, these investments had a carrying value of $1.4 million and $0.9 million, respectively. In the three months ended June 30, 2004, we made an additional $0.5 million investment in a privately held company. We did not record any write-downs of existing investments in privately held companies during the three and six months ended June 30, 2004 and 2003. These investments are recorded in “Other assets” in our Condensed Consolidated Balance Sheets.

13. BUSINESS COMBINATIONS

Voyant Technologies

On January 5, 2004, the Company completed its acquisition of Voyant Technologies, Inc. (“Voyant”) pursuant to the terms of an Agreement and Plan of Merger dated as of November 21, 2003 (the “Merger Agreement”). Voyant designs and delivers group voice communication solutions.

Pursuant to the Merger Agreement, Voyant shareholders received $109.2 million in cash. Approximately $12.9 million of the cash was placed into escrow to be held as security for losses incurred by the Company in the event of certain breaches of the representations and warranties covered in the Merger Agreement or certain other events. During the second quarter of 2004, the Company received $0.1 million from the escrow account related to certain working capital adjustments, reducing the purchase consideration from $125.5 million to $125.4 million. Voyant shareholders may receive up to an additional $35 million of consideration over a two year period, payable in cash or, at the Company’s option, in Polycom stock to certain stockholders, based on the achievement of certain financial milestones relating to the sale of Voyant products. Any additional consideration paid to the Voyant shareholders would result in an increase in goodwill. In addition, upon completion of the Merger, options to acquire shares of Voyant common stock outstanding under the terms of the Voyant stock plans were assumed and converted into approximately 1.3 million options to acquire shares of Polycom common stock. If additional consideration is earned and the Company chooses to issue shares of Polycom stock to certain stockholders of Voyant in lieu of cash, the shares of the Company’s common stock issued pursuant to the Merger will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon the exemptions provided by Section 4(2) under the Securities Act.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Voyant will be reported as a part of the Company’s Network Systems and Services segments.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The accompanying condensed consolidated financial statements reflect a purchase price of approximately $125.4 million, consisting of cash, the fair value of options granted by Polycom in the acquisition, and other costs directly related to the acquisition as follows (in thousands):

Cash	$109,157
Fair value of options	14,079
Direct acquisition costs	2,192

Total consideration	$125,428

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

The following is a summary of the allocation of the purchase price (in thousands):

Tangible assets:
Current assets	$26,034
Property, plant and equipment	9,064
Other assets	448

Total tangible assets acquired	35,546

Liabilities:
Current liabilities	(8,808)
Long-term liabilities	(9,709)

Total liabilities assumed	(18,517)
In-process research and development	4,600
Goodwill	71,599
Other intangible assets consisting of:
Core technology	18,300
Patents	5,400
Customer relationships	4,800
Trade name and trademarks	1,800
Non-competition agreements	1,500
Order backlog	400

Total consideration	$125,428

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

In accordance with SFAS 142, goodwill originating from the Voyant acquisition will not be amortized. Purchased intangible assets are being amortized on a straight-line basis over a period of three months to eight years. For the three and six month periods ended June 30, 2004, amortization associated with the purchased intangible assets totaled approximately $1.6 million and $3.5 million, respectively. The purchase price allocation presented in the table below is preliminary pending the Company’s final assessment of the fair value of the assets acquired and liabilities assumed.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

acquisition date. In connection with the Circa acquisition, up to an additional 421,555 shares of Polycom common stock will be released from escrow upon the successful completion of certain revenue based earn-out thresholds.

The following table summarizes the Company’s purchase price allocations related to its purchase business combination transactions (in thousands):

Acquisition Date	Acquired Company	Consideration Paid	In-process R&D Expense	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets	Unearned Stock-based Compensation
January 5, 2004	Voyant	$125,428	$4,600	$71,599	$32,200	$17,029	$—
June 20, 2002	MeetU	2,690	900	56	2,900	(1,166)	—
November 30, 2001	ASPI	5,992	900	2,210	4,100	(1,972)	754
October 18, 2001	PictureTel	412,868	49,292	292,428	42,821	28,327	—
April 2, 2001	Circa	14,604	2,450	8,454	3,650	(730)	780

Totals		$561,582	$58,142	$374,747	$85,671	$41,488	$1,534

14. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment (in thousands):

	Communications Segment	Network Systems Segment	Services Segment	Total
Balance at December 31, 2003	$253,376	$46	$36,086	$289,508
Add: Goodwill acquired in the Voyant acquisition	—	50,903	20,791	71,694
Less: Changes in fair value of assets acquired	(3,566)	(244)	(626)	(4,436)

Balance at June 30, 2004	$249,810	$50,705	$56,251	$356,766

The fair value adjustments to assets acquired during the six month period ended June 30, 2004 resulted primarily from downward revisions to reserves based upon the receipt of certain notes receivable assumed in the PictureTel acquisition, the reduction in liabilities related to resolution of certain pre-acquisition liabilities assumed in the Voyant acquisition and the reduction in the liability associated with the termination of a facility lease related to the PictureTel acquisition.

The following table presents details of the Company’s total purchased intangible assets as of June 30, 2004 (in thousands):

Purchased Intangible Assets	Gross Value	Accumulated Amortization	Net Value
Core and developed technology	$42,278	$(23,813)	$18,465
Patents	14,068	(8,366)	5,702
Customer and partner relationships	24,425	(17,112)	7,313
Trade name	2,821	(232)	2,589
Other	2,400	(1,112)	1,288

Total	$85,992	$(50,635)	$35,357

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The estimated future amortization expense of purchased intangible assets as of June 30, 2004 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2004	$8,450
2005	6,709
2006	6,260
2007	5,760
2008	4,785
Thereafter	2,475

Total	$34,439

15. ACQUISITION-RELATED COSTS AND LIABILITIES

For the three month periods ended June 30, 2004 and 2003 and for the six month periods ended June 30, 2004 and 2003, the Company recorded a charge to operations of $0.4 million, $0.1 million, $1.2 million and $0.2 million, respectively, for acquisition-related integration costs primarily related to the Voyant and PictureTel acquisitions. These charges include outside financial advisory, accounting, legal and consulting fees and other direct merger-related expenses. These charges include the cost of actions designed to improve the Company’s combined competitiveness, productivity and future profitability and primarily relate to the elimination of redundant and excess facilities and workforce in the Company’s combined businesses, and accounting and legal costs related to the liquidation of redundant facilities and legal entities.

The following table summarizes the status of the Company’s acquisition-related liabilities, restructuring and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits	Integration Costs, Merger Fees and Expenses
Balance at January 1, 2003	$36,714	$2,833	$—
2003 Additions to the reserve	—	—	386
2003 Release of reserve	(7,222)	—	—
2003 Cash payments and other usage	(3,805)	(2,271)	(233)

Balance at December 31, 2003	25,687	562	153
2004 Additions to the reserves	—	—	1,181
2004 Liabilities assumed through purchase acquisitions	326	430	—
2004 Release of reserve	(3,920)	—	—
2004 Cash payments and other usage	(3,398)	(748)	(735)

Balance at June 30, 2004	$18,695	$244	$599

The Company had approximately $4.4 million and $21.6 million of acquisition-related reserves classified as long-term liabilities at June 30, 2004 and December 31, 2003, respectively. Approximately $14.5 million and $4.6 million of acquisition-related reserves were classified as current liabilities, at June 30, 2004 and December 31, 2003, respectively.

Facility closings

In November 2003, the Company entered into a lease amendment for one of its facilities for which it had previously provided a restructuring reserve. The original term of this lease, which ended in 2014, was amended to allow the Company to exit the facility in various stages through 2008 in exchange for certain cash payments. As a result of the November 2003 amendment, the Company estimated that $7.2 million of the restructuring reserve would no longer be required; therefore in December 2003, this amount was released from the restructuring reserve and recorded as a reduction in goodwill. In June 2004, the Company entered into a termination agreement and related payment agreement for this facility which terminates the lease on all of the unoccupied space as of December 28, 2004. The agreement resulted in an overall reduction in the Company’s obligations to $12.2 million and acceleration of the termination payments that were previously scheduled through 2008. In addition, the Company was required to issue a letter of credit which is secured by our line of credit in the amount of $11.9 million as security for the termination payments. As a result of these agreements, the Company estimated that approximately $3.9 million of the restructuring reserve would no longer be required; therefore in June 2004, this amount was released from the restructuring reserve and recorded as a reduction in goodwill. Additionally, the remaining liabilities related to this facility were reclassified from long-term to short-term.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Severance and related benefits

The Company assumed liabilities related to severance totaling $14.4 million from the acquisitions of PictureTel, ASPI, and MeetU. As a result of the Voyant acquisition, the Company assumed additional liabilities related to severance totaling $0.4 million. Severance payments are being made through October 2004.

Integration Costs, Merger Fees and Expenses

Merger-related transaction and period expenses for the three month periods ended June 30, 2004 and 2003 and for the six month periods ended June 30, 2004 and 2003 of $0.4 million, $0.1 million, $1.2 million and $0.2 million, respectively, principally consisted of financial advisory, accounting, legal and consulting fees, and other direct merger-related expenses incurred in the period.

16. RESTRUCTURING COSTS

In the first quarter of 2003, management approved certain restructuring actions primarily in connection with the sale of the network access product line to Verilink and in response to the global economic uncertainty and continued downturn in technology spending. These actions were meant to improve the Company’s overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. The Company recorded a restructuring charge of $0.7 million in the three months ended March 31, 2003 as a result of these actions. The charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately 1 percent of the Company’s employees worldwide. The restructuring charge related to the Communications and Services segments amounted to $0.1 million and $0.3 million, respectively. The balance of the restructuring charge related to operating activities which are separately managed at the corporate level and not allocated to segments. As of June 30, 2004, the Company had paid all of the $0.7 million charge.

In the second quarter of 2003, management approved additional restructuring actions in response to the global economic uncertainty and continued downturn in technology spending which were meant to improve the Company’s overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. The Company recorded a restructuring charge of approximately $4.3 million in the second quarter of 2003 as a result of these actions. This charge consisted primarily of severance and other employee termination benefits related to a workforce reduction of approximately 11 percent of the Company’s employees worldwide. The restructuring charge related to the Network Systems and Communications segments amounted to $0.1 million and $0.7 million, respectively. The balance of the restructuring charge related to operating activities which are separately managed at the corporate level and not allocated to segments. As of June 30, 2004, the Company had paid all of the $4.3 million charge.

17. INCOME TAXES

The Company’s overall effective tax rate for the three and six months ended June 30, 2004 is 26.7% and 32.2%, respectively, which resulted in a provision for income taxes of $4.7 million and $7.7 million, respectively. The overall effective tax rate for the three and six months ended June 30, 2003 was 28.0%, which resulted in a provision for income taxes of $0.6 million and a benefit from income taxes of $0.3 million, respectively. The decrease in the effective tax rate for the three month period ended June 30, 2004 versus the year ago period was primarily the result of an increase in foreign earnings which are subject to relatively lower tax rates. The increase in the effective tax rate for the six month period ended June 30, 2004 versus the year ago period was primarily the result of a one-time charge for purchased in-process research and development which is not deductible for tax purposes.

The Company is required to separately report its results from discontinued operations net of tax. This requires an intraperiod allocation of total tax expense between continuing operations and discontinued operations in accordance with the accounting rules. The Company’s tax rates may vary from quarter to quarter, depending on the results of operations. The Company’s continuing operations effective tax rate for the three and six months ended June 30, 2004 was 26.5% and 32.0%, respectively, which resulted in a corresponding provision for income taxes of $4.6 million and $7.4 million, respectively. The continuing operations effective tax rate for the three and six months ended June 30, 2003 was 28.4% and 23.6%, respectively, which resulted in a provision for income taxes of $0.7 million and a benefit from income taxes of $0.2 million, respectively.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

18. SHARE REPURCHASE PROGRAM

In June 2002, the Board of Directors approved a plan to repurchase up to 3.5 million shares of our common stock in the open market or privately negotiated transactions. As of June 30, 2004, we had repurchased approximately 2,913,000 shares in the open market, for cash of $35.9 million. These shares of common stock have been retired and reclassified as authorized and unissued. During the three and six months ended June 30, 2004 the Company repurchased 675,000 shares of our common stock in the open market for cash of $13.1 million. During the three and six months ended June 30, 2003, the Company repurchased approximately 280,000 and 755,000 shares, respectively, in the open market, for cash of $2.5 million and $6.9 million, respectively. The Company may continue to repurchase shares in the open market or in privately negotiated transactions. As of June 30, 2004, the Company is authorized to repurchase up to an additional approximately 600,000 shares under the June 2002 repurchase plan.

19. LEGAL PROCEEDINGS

From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. In September 2002, Collaboration Properties, Inc. sued Polycom in the United States District Court, Northern District of California. The complaint alleges that the Company’s ViewStation, ViaVideo, iPower, WebOffice Path Navigator and MGC products infringe four U.S. patents owned by plaintiff. The complaint seeks unspecified compensatory and exemplary damages for alleged past and present infringement and to permanently enjoin the Company from infringing on the patents in the future. In November 2002, the Company filed an answer asserting, among other things, no patent infringement and that plaintiff’s patents are invalid and unenforceable. In July 2004, the parties attended a court mandated settlement conference; however there was no progress in reaching settlement and the matter is currently scheduled for trial in January 2005. The Company believes that it has meritorious defenses and counterclaims and is vigorously defending this action. However, litigation is inherently uncertain and an unfavorable outcome could occur. An unfavorable outcome could include monetary damages or an injunction prohibiting Polycom from selling one or more of the allegedly infringing video or network systems products. If the plaintiff were to prevail on one or more of its patent claims, and Polycom could not obtain a license on acceptable terms or license or develop substitute technology, there would likely be a material adverse impact on our business and results of operations. At this time, the Company is unable to determine what potential losses, if any, it may incur related to this matter.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, LITIGATION OUTCOMES, GROSS MARGINS AND OPERATING COSTS AND EXPENSES, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “OTHER FACTORS AFFECTING FUTURE OPERATIONS” IN THIS DOCUMENT AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003 AND SUBSEQUENT QUARTERLY REPORTS ON FORM 10-Q.

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

In January 2003, we sold to Verilink Corporation, or Verilink, certain fixed assets and intellectual property rights relating to our network access product line, including our line of NetEngine integrated devices, for a total of up to $3.0 million in cash, of which (i) $1.0 million was paid to us at closing, (ii) $0.25 million was paid to us on the first anniversary of the closing, in January 2004, and (iii) up to $1.75 million will be paid to us quarterly based on ten percent of Verilink’s revenues related to the sale of NetEngine products. As of June 30, 2004, on a cumulative basis Verilink has paid $0.7 million related to ten percent of Verilink’s revenues from the sale of NetEngine products. Our consolidated financial statements reflect our network access product line as discontinued operations in accordance with SFAS 144. The results of operations of our network access product line have been classified as discontinued, and prior periods have been reclassified, including the reallocation of general overhead charges to our three remaining reporting segments. Unless otherwise indicated, the following discussion relates to our continuing operations.

On January 5, 2004, we completed our acquisition of Voyant Technologies, Inc., or Voyant, pursuant to the terms of an Agreement and Plan of Merger, or Merger Agreement, dated as of November 21, 2003. Voyant designs and delivers group voice communication solutions and is reported as part of our Network Systems and Services segments. Our consolidated financial statements for the three and six months ended June 30, 2004 include the Voyant acquisition which is included in our consolidated financial position, results of operations and cash flows from January 5, 2004, the date of acquisition.

During fiscal 2002, and to a lesser extent during the first quarter of fiscal 2003, our performance, and that of the industry as a whole, was impacted negatively by the global economic downturn and uncertainty in technology spending. While the economic environment remains challenging, technology spending showed signs of improvement and there were indications of an improving economic outlook by the end of fiscal 2003 and in the first half of 2004.

Revenues were $133.8 million and $253.0 million for the three and six months ended June 30, 2004, respectively, as compared to $99.4 and $192.4 million for the three and six months ended June 30, 2003, respectively. The increase in revenues primarily reflects increased sales volumes of our video and voice communications products and to a lesser extent network systems and service revenues which includes the results of Voyant in the first half of 2004. Voyant product and service revenues represented approximately 7% of total revenues in the first half of 2004. There were no revenues from Voyant in the comparable 2003 period as the Voyant acquisition was completed in January 2004. In addition, during the six months ended June 30, 2004, we generated approximately $46.9 million in cash flow from operating activities. However, our total cash and cash equivalents decreased by approximately $4.1 million, primarily as a result of the net cash outlay of $95.1 million for the purchase of Voyant and $13.1 million for repurchases of our common stock which was substantially offset by cash generated from operating activities, proceeds from stock options and our stock purchase plan and net proceeds from the sale and maturity of investments.

The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment. The discussion of our segment operating results is presented for the three and six month periods ended June 30, 2004 and 2003, including Voyant’s results of operations from January 5, 2004.

Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues:
Product revenues	90%	90%	90%	90%
Service revenues	10%	10%	10%	10%

Total revenues	100%	100%	100%	100%
Cost of revenues:
Cost of product revenues	30%	34%	30%	34%
Cost of service revenues	7%	6%	7%	7%

Total cost of revenues	37%	40%	37%	41%

Gross profit	63%	60%	63%	59%

Operating expenses:
Sales and marketing	23%	25%	23%	26%
Research and development	18%	18%	18%	20%
General and administrative	6%	7%	7%	8%
Acquisition-related costs	0%	0%	0%	0%
Amortization of purchased intangibles	4%	5%	5%	5%
Purchased in-process research and development	0%	0%	2%	0%
Litigation settlement	0%	0%	0%	0%
Restructuring costs	0%	4%	0%	2%

Total operating expenses	51%	59%	55%	61%

Operating income (loss)	12%	1%	8%	(2)%
Interest income, net	1%	2%	1%	2%
Gain (loss) on strategic investments	0%	0%	0%	0%
Other expense, net	0%	0%	0%	0%

Income (loss) from continuing operations before provision for (benefit from) income taxes	13%	3%	9%	0%
Provision for (benefit from) income taxes	3%	1%	3%	0%

Income (loss) from continuing operations	10%	2%	6%	0%
Income (loss) from discontinued operations, net of taxes	0%	0%	0%	0%
Gain from sale of discontinued operations, net of taxes	0%	0%	0%	0%

Net income (loss)	10%	2%	6%	0%

Revenues

Total revenues for the three months ended June 30, 2004 were $133.8 million, an increase of $34.4 million, or 35%, over the same period of 2003. The increase was due in large part to increased sales volume of our video and voice communications products. Video communications revenues increased to $65.0 million for the three months ended June 30, 2004 from $56.8 million in the same period of 2003, primarily due to an increase in sales of our ViewStation/VSX product line, partially offset by decreases in our i-Power and desktop video products. Voice communications revenues increased to $26.5 million for the three months ended June 30, 2004 from $18.7 million in the same period of 2003, primarily as a result of increases in sales of our Voice-over-IP products and circuit switched products, and to a lesser extent, increases in our installed voice products. Revenues from our Network Systems products for the three months ended June 30, 2004 increased 98% over the same period of 2003 from $14.4 million to $28.5 million, due primarily to sales of audio network systems as a result of our Voyant acquisition and to increases in video system upgrades. Services revenues increased to $13.8 million for the three months ended June 30, 2004 from $9.5 million in the same period of 2003, primarily due to increased network system services as a result of the Voyant acquisition, which was partially offset by decreases in iPower-related services. Voyant product and service revenues represented approximately 9% of total revenues in the second quarter of 2004. There were no revenues from Voyant in the comparable 2003 period as the Voyant acquisition was completed in January 2004.

Total revenues for the six months ended June 30, 2004 were $253.0 million, an increase of $60.6 million, or 32%, over the same period of 2003. The increase was due in large part to increased sales volume of our video and voice communications products. Video communications revenues increased to $127.9 million for the six months ended June 30, 2004 from $107.2 million in the same period of 2003, primarily due to an increase in sales of our ViewStation/VSX product line, partially offset by decreases in our i-Power and desktop video products. Video communications revenues were also positively impacted by the recognition of previously deferred revenue associated with the availability of our H.264 software upgrade released during the first quarter of 2004. Voice communications revenues increased to $48.8 million for the six months ended June 30, 2004 from $37.2 million in the same period of 2003, primarily as a result of increases in sales of our Voice-over-IP products and circuit switched products, and to a lesser extent, increases in our installed voice products. Revenues from our Network Systems products for the six months ended June 30, 2004 increased 71% over the same period of 2003 from $29.2 million to $49.9 million, due primarily to an increase in video system upgrades and to sales of audio network systems as a result of our Voyant acquisition. Services revenues increased to $26.3 million for the six months ended June 30, 2004, from $18.7 million in the same period of 2003, primarily due to increased network system services as a result of the Voyant acquisition, which was partially offset by decreases in iPower-related services. Voyant product and service revenues represented approximately 7% of total revenues in the first half of 2004. There were no revenues from Voyant in the comparable 2003 period as the Voyant acquisition was completed in January 2004.

In 2002, we began to implement a new high-touch strategy in concert with a realignment of our channel partner strategy. As part of this new channel partner strategy and as a result of the recent economic downturn, the channel inventory model has changed to reduce channel inventories at those channel partners that stock product and to move some channel partners to a drop-shipment method for their end-user customers as opposed to having these partners carry inventory. During the second quarter of 2003, we believe that we essentially completed our channel inventory reduction program. On a worldwide basis, channel inventories at June 30, 2004 decreased from inventory levels at both June 30, 2003 and December 31, 2003. We believe that, in aggregate, we will see only minor variations, upwards or downwards, in channel inventory weeks within product lines or regions moving forward. In the first quarter of 2003, we believe that sales of our products by our channel partners to end-user customers exceeded the number of units that we shipped to the channel as a result of increased end-user demand, thereby decreasing overall inventory at our channel partners.

No one customer accounted for more than 10% of our total revenues for the three and six months ended June 30, 2004 and 2003. For the three months ended June 30, 2004 and 2003, our Network Systems segment had two customers that together represented approximately 27% and 23% of Network Systems segment product revenues, respectively. For the six months ended June 30, 2004 and 2003, our Network Systems segment had two customers that together represented approximately 22% and 23% of revenues, respectively. One of these customers is a channel partner, and we believe it is unlikely that the loss of any one channel partner would have a material adverse affect on consolidated revenues as we believe end-users would likely purchase our network systems products from a different channel partner. The other customer is an end user of our audio network services, a product line resulting from the Voyant acquisition, and the revenues in this segment from end users are subject to more variability than our segment revenues from our reseller customers. We do not believe that the loss of one or more of the Network Systems segment customers would materially impact our consolidated revenues.

Our business is subject to the risks arising from domestic and global economic conditions. The domestic and global economic downturn in 2001 and global economic uncertainty and the continued downturn in technology spending in 2002 and the first half of 2003, slowed overall spending to the point where industries delayed or reduced technology purchases. In addition, in the first quarter of 2003, we noted a greater decrease in revenue from products with higher average selling prices, such as our network systems products. While there has been some improvement in technology spending and the global economy in the second half of 2003 and the first half of 2004, constraints in technology capital spending still exist and could have an adverse impact on the remainder of 2004. If our channel partners delay or reduce orders for our products, we may fall short of our revenue expectations in 2004, as we did in the second and third quarters of 2002 and the first quarter of 2003. Further, if these conditions recur in the second half of 2004, our business and financial performance would be negatively affected as they were in the first half of 2003, and the second half of 2002. For example, in the first quarter of 2003, these conditions resulted in sequentially weaker network systems product revenues compared to the fourth quarter of 2002. Network systems revenue had another small sequential decrease in revenue in the second quarter of 2003. Although there was some improvement in technology spending and the global economy in the second half of 2003 and the first half of 2004, the extent of any recurrence of any adverse economic conditions or uncertainty in technology spending in the second half of 2004 is difficult to predict at this time, which represents a significant uncertainty with respect to our operating results for the remainder of 2004.

Since October 2003, we have launched several new video product offerings. While we believe we have taken the appropriate measures to educate and train our channel partners, there is a risk that the launch of these new video products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any video product until they determine if these new products are more desirable product than our existing video products or purchase these new products instead of our higher end video products, including the ViewStation EX and FX. Such delays in purchases or purchases of these new products instead of our higher end video products, could adversely affect our revenues, gross margins and operating results. We intend to continue to introduce new products, such as our VSX 3000, VSX 7000, VSX 8000, V500, Via Video II, SoundStation 2W, SoundPoint IP300, and MobileMeeting products. In addition, weakness in the end-user market for any of our products could negatively affect the revenue and cash flow of our channel partners who could, in turn, delay orders and delay paying their obligations to us. This could harm our revenues, profitability, financial condition and cash flow. In addition, we recently made significant changes in sales management and the sales organization. These changes may result in further changes to our channel partner strategy which may result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with even more direct interaction between us and end-user customers. These changes may cause additional disruptions in our channels and negatively impact revenue growth in the near term. In addition, the acquisition of Voyant adds an additional level of complexity to our operations, as a result of their direct sales strategy to service provider customers as we have traditionally fulfilled product orders through a channel partner strategy, and as a result have less experience selling to end user customers, including service provider customers. We may not obtain the revenue synergies we are anticipating as Voyant has a revenue concentration with a few large customers and the loss of one or more of these customers could negatively impact our revenues. In addition, the majority of Voyant’s orders are received in the last month of a quarter, typically the last few weeks of that quarter, thus the unpredictability of the receipt of these orders could negatively impact our future results.

International sales accounted for 40% and 47% of total revenues for the three months ended June 30, 2004 and 2003, and accounted for 43% and 48% of total revenues for the six months ended June 30, 2004 and 2003, respectively. On a regional basis, North America, Europe and Latin America revenues increased 53%, 37%, and 17%, respectively, while Asia Pacific decreased by 2% for the three months ended June 30, 2004, as compared to the same period in 2003. North America, Europe, Asia Pacific and Latin America revenues increased 44%, 31%, 8% and 19%, respectively, for the six months ended June 30, 2004 as compared to the same period in 2003. North America revenues increased in both the three and six month comparable periods as a result of increased revenues in the Communications segment, including increases in voice and video communication product revenues, and increased revenues in the Network Systems and Services segments, a portion of which was due to the Voyant acquisition. Europe revenues increased in both the three and six month comparable periods as a result of increased revenues in the Communications, Network Systems and Services segments. The increased revenues in the Communications segment were primarily a result of increases in video communications product revenues and to a lesser extent increases in voice communication product revenues. Asia Pacific revenues decreased slightly in the three month comparable periods as result of decreased revenues in the Communications segment, which were partially offset by an increase in the Services segment with Network Systems segment revenues remaining relatively flat. The decreased revenues in the Communications segment were primarily a result of decreases in video communications product revenues while voice product revenues remained relatively flat. Asia Pacific revenues increased in the comparable six month periods as a result of increased revenues in the Communications segment and to a lesser extent increases in the Network Systems and Services segment. The increased revenues in the Communications segment were primarily a result of increases in video communications product revenues, partially offset by decreases in voice product revenues. Latin America revenues increased in both the three and six month comparable periods as a result of increased revenues in the Communications segment, including increases in both voice and video communication product revenues. The increased revenues in the Communications segment were partially offset by decreased revenues in the Network Systems segment, while revenue in the Services segment remained relatively flat.

We anticipate that international sales will continue to account for a significant portion of total revenues for the foreseeable future, and we plan to continue our expansion in Asia Pacific and Europe. International sales, however, are subject to certain inherent risks, including potential economic weakness in international markets, quarantines or other restrictions associated with a recurrence of SARS, or other similar events, political instability, any adverse economic impact of terrorist attacks and incidents and any military response to those attacks, war or other hostilities, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in staffing and managing foreign operations, longer payment cycles, and difficulty in collecting accounts receivable. Significant adverse changes in currency exchange rates, as happened in the European market in 2000 and in the Asian market in late 1997, could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country. Additionally, international revenues may fluctuate as a percentage of total revenues in the future as we introduce new products, since we expect to initially introduce these products in North America, and also, because of the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, especially in our core European markets of France, Germany and the United Kingdom, our business could be harmed. For example, revenues in Europe and Asia decreased sequentially in the second quarter of 2004 as compared to the first quarter of 2004. We cannot make assurances that we will be able to maintain or increase international market demand for our products. Additionally, to date, a substantial majority of our international sales have been denominated in U.S. currency. However, if our international sales were denominated in local currencies in the future, these transactions would be subject to currency fluctuation impacts which could adversely affect our financial results.

We typically ship products within a short time after we receive an order, and, therefore backlog has not been a good indicator of future revenues. Revenues for any particular quarter are difficult to predict with any degree of certainty. As of June 30, 2004, we did end the quarter with $32.2 million of order backlog as compared to $18.1 million at June 30, 2003, principally as a result of our new channel strategy, the establishment of product lead times to maximize our inventory efficiency, the acquisition of Voyant and our focus on operational efficiencies in the logistics area. We believe that the current level of backlog, as a percent of revenues, is potentially maximized as a result of established product lead times; therefore there is no assurance that we will be able to maintain and it is unlikely that we will grow this level of backlog in future quarters, which is dependent in part on the ability of our sales force to generate orders linearly throughout the quarter and our ability to forecast revenue mix and plan our manufacturing requirements accordingly. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline to more historical levels or to zero.

Cost of Revenues

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2004	June 30, 2003	Increase (Decrease)		June 30, 2004	June 30, 2003	Increase (Decrease)
Product Cost of Revenues	$39,905	$33,681	18%		$74,968	$65,389	15%
% of Product Revenues	33%	37%	(4	) pts	33%	38%	(5	) pts
Service Cost of Revenues	$9,332	$6,620	41%		$18,396	$13,545	36%
% of Service Revenues	68%	70%	(2	) pts	70%	73%	(3	) pts
Total Cost of Revenues	$49,237	$40,301	22%		$93,364	$78,934	18%
% of Total Revenues	37%	40%	(3	) pts	37%	41%	(4	) pts

Cost of Product Revenues

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments and an allocation of overhead expenses, including facilities and IT costs. Generally, network systems products have a higher gross margin than our communication products. Overall, product gross margins increased for the three and six months ended June 30, 2004, as compared to the comparable period in the prior year, as a result of more favorable margins across all product lines. Video and voice margins were favorably impacted due to product mix, while network systems had an increase in volume but a mix shift to lower margin systems together with lower gross margins on Voyant products.

Cost of Service Revenues

Cost of service revenues consists primarily of material and direct labor, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our product gross margins. Overall, service gross margins increased for the three and six months ended June 30, 2004, as compared to the comparable periods in the prior year, as a result of revenue increasing at a faster pace than related service costs and higher margins on network systems audio services as a result of the Voyant acquisition.

Forecasting future gross margin percentages is difficult, and there are a number of risks associated with maintaining our current gross margin levels. For example, uncertainties surrounding revenue levels and related production level variances, competition, changes in technology, changes in product mix, litigation outcomes and the potential of resulting royalties to third parties, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs and timing of sales over the next few quarters can cause our cost of revenues percentage to vary significantly. In addition, with the improvement in the economy, we may experience higher prices on commodity components that are included in our products, such as the recent cost increases for memory devices used in many of our products. Further, in 2003 we began including one year of service with some of our video products which has lowered our gross margins for those products as a result of allocating a portion of our product revenue to deferred service revenue. However, service gross margins will be favorably impacted when the deferred revenue is recorded as revenue. In addition, most, if not all of our future products may also have one year of service included with the product, thereby potentially impacting product gross margins negatively, depending on the pricing model we establish for those products. Additionally, our iPower products, VoIP products and other desktop products have significantly higher costs of revenues than our network systems, ViewStation and SoundStation products. Accordingly, any significant revenue growth in our iPower, VoIP and other desktop products, or a decline in revenue associated with network systems, ViewStation and SoundStation products will have a negative effect on our gross margins. Also, we may reduce prices on our products in the future for competitive reasons, as a result of a difficult economy, or to stimulate demand, such as occurred in the first quarter of 2003 with certain SoundStation products, which could increase our cost of revenues percentage. There is the risk that any of these potential price reductions would not offset competitive pressures or stimulate demand. In addition, cost variances associated with the manufacturing ramp of new products, or the write-off of initial inventory purchases due to product launch delays or the lack of market acceptance of our new products such as our VSX 3000, VSX 7000, VSX 8000, V500, Via Video II, SoundStation 2W and SoundPoint IP300 products or any other new product under development could occur, which would increase our cost of revenues percentage in any quarter. In addition to the uncertainties listed above, cost of revenues as a percentage of revenues may increase due to a change in our mix of distribution channels and the mix of international versus North American revenues.

Sales and Marketing Expenses

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2004	June 30, 2003	Increase (Decrease)		June 30, 2004	June 30, 2003	Increase (Decrease)
Expenses	$30,292	$24,245	25%		$58,738	$50,909	15%
% of Revenues	23%	25%	(2	) pts	23%	26%	(3	) pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, advertising and promotional expenses, product marketing, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct marketing expenses, are not allocated to our segments. The decrease in sales and marketing expense as a percentage of revenues for the three and six months ended June 30, 2004 as compared to the comparable periods in 2003 is due to the increase in revenues over the year ago period. The increases in absolute dollars in both the three and six months ended June 30, 2004 over the same periods last year were due primarily to increased sales commissions, as a result of improved sales performance against quota, and to a lesser extent due to an increase in our sales and marketing headcount from the Voyant acquisition in January 2004. Additionally, marketing expenses were higher due to increased product launch and trade show activity during the three and six months ended June 30, 2004.

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

Research and Development Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2004	June 30, 2003	Increase	June 30, 2004	June 30, 2003	Increase (Decrease)
Expenses	$23,717	$17,820	33%	$45,743	$37,640	22%
% of Revenues	18%	18%	—	18%	20%	(2	) pts

Research and development expenses consist primarily of compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development expenses as a percentage of revenues for the three months ended June 30, 2004 remained consistent as compared to the comparable period in 2003. The decrease in research and development expenses as a percentage of revenues for the six months ended June 30, 2004, as compared to the comparable period in 2003 is due to the increase in revenues over the same period last year. The increases in absolute dollars for the three and six months ended June 30, 2004 over the same periods last year were primarily due to increased headcount, headcount-related expenses and development spending as a result of the acquisition of Voyant in January 2004.

Increases in research and development expenses occurred for the network systems and voice product lines in the three months ended June 30, 2004 as compared to the same period in the prior year, while research and development expenses remained relatively flat for the video product line. Increases in research and development expenses occurred for the network systems and voice product lines in the six months ended June 30, 2004 as compared to the same period in the prior year, while research and development expenses decreased for the video product line.

We continue to make investments in improving our existing products, integrating all of our existing and acquired products and developing new products many of which launched in 2003 and the first half of 2004. In the three and six months ended June 30, 2004, network systems product development expenditures accounted for the majority of the total increase in absolute dollars while voice product development expenditure increases contributed to a lesser extent. This increase was partially offset by decreases in video product development expenditures during the six months ended June 30, 2004.

We are currently investing research and development resources to enhance and upgrade our Polycom Office suite of products, which encompasses products in our Communications and Network Systems segments. These products include our VSX 3000, VSX 7000, VSX 8000, V500, Via Video II, SoundStation 2W, SoundPoint IP300 and MobileMeeting products. In the future, we anticipate expending a greater proportion of our research and development expenses towards the development of our software and infrastructure products included in the Network Systems segment, to enhance the integration and interoperability of our entire product suite, including the integration of Voyant products. In all periods presented, all research and development costs have been expensed as incurred.

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

General and Administrative Expenses

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2004	June 30, 2003	Increase (Decrease)		June 30, 2004	June 30, 2003	Increase (Decrease)
Expenses	$8,771	$7,583	16%		$16,837	$15,315	10%
% of Revenues	6%	7%	(1	) pt	7%	8%	(1	) pt

General and administrative expenses consist primarily of compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, patent litigation costs, including costs associated with patent litigation primarily related to the Collaboration Properties, Inc. suit, and bad debt expense, and are not allocated to our segments. As a percentage of revenues, general and administrative expenses decreased 1 percentage point for the three and six months ended June 30, 2004 as compared to the comparable period in 2003, due to the increase in revenues versus the year ago periods. The increases in spending in absolute dollars in general and administrative in the three and six months ended June 30, 2004 over the comparable periods in the prior year were primarily the result of annual salary increases, accrued bonuses, increased infrastructure costs and outside services, including increased insurance costs partially offset by a decrease in bad debt expense. For the three months ended June 30, 2004 the increase in salary and related costs accounted for $0.6 million of the increase, the increase in infrastructure costs accounted for $0.2 million of the increase and outside services accounted for $0.3 million of the increase. These increases were partially offset by decreases of $0.1 million in bad debt expense. The remaining change related to numerous smaller items. For the six months ended June 30, 2004, the increase in salary and related costs accounted for $1.3 million of the increase, the increase in infrastructure costs accounted for $0.3 million of the increase and outside services accounted for $0.6 million of the increase. These increases were partially offset by decreases of $0.7 million in bad debt expense. The remaining change related to numerous smaller items. The acquisition of Voyant did not add significantly to our general and administrative expense.

Significant charges due to uncollectability of our receivables or to costs associated with our patent litigation associated with Collaboration Properties, Inc. could increase our general and administrative expenses and negatively affect our profitability in the quarter they are recorded. Additionally, predicting the timing of bad debt expense associated with uncollectible receivables is difficult. Future quarter general and administrative expense increases or decreases in absolute dollars are difficult to predict due to visibility of costs, timing of revenue and other factors. We believe that our general and administrative expenses will likely continue to increase in absolute dollar amounts in the future primarily as a result of increased costs associated with patent litigation primarily related to the Collaboration Properties, Inc. suit, regulatory requirements related to compliance with the Sarbanes Oxley Act, expansion of our administrative staff and costs related to supporting a larger company and our continued investments in international regions.

Acquisition-Related Costs

We recorded charges to operations of $0.4 million and $0.1 million in the three months ended June 30, 2004 and 2003, and $1.2 million and $0.2 million in the six months ended June 30, 2004 and 2003, respectively, for acquisition-related costs. These charges include outside financial advisory, accounting, legal and consulting fees and other direct merger-related expenses and were primarily related to the integration of PictureTel and Voyant. If we acquire additional businesses in the future, we may incur material acquisition expenses related to these transactions.

Amortization of Purchased Intangibles

In the three months ended June 30, 2004 and 2003, we recorded $5.7 million and $4.4 million, respectively, and in the six months ended June 30, 2004 and 2003, we recorded $12.1 million and $8.8 million, respectively, in amortization of purchased intangibles related to the PictureTel, Circa, ASPI, MeetU and Voyant acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives which range from several months to eight years. The increase in absolute dollars for the three and six months ended June 30, 2004 as compared to the comparable periods of 2003 is related to the Voyant acquisition and the resulting $32.2 million recorded for purchased intangibles, which accounted for approximately $1.6 million of the $5.7 million expensed during the three months ended June 30, 2004 and $3.5 million of the $12.1 million expensed during the six months ended June 30, 2004.

Purchased in-process research and development

In the six month period ended June 30, 2004, we incurred a charge totaling $4.6 million for in-process research and development acquired as part of our acquisition of Voyant Technologies, Inc. The amount allocated to purchased in-process research and development was determined by management, after considering, among other factors, the results of an independent appraisal based on established valuation techniques in the high-technology communications industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for these in-process research and development projects.

Restructuring Costs

In the second quarter of 2003, management approved certain restructuring actions in response to the global economic uncertainty and continued downturn in technology spending. These actions were meant to improve our overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. We recorded a restructuring charge of $4.3 million in the three months ended June 30, 2004 as a result of restructuring actions. The charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately 11 percent of our employees worldwide. The restructuring charge related to the Network Systems and Communications segments amounted to $0.1 million and $0.7 million, respectively. The balance of the restructuring charge related to operating activities which are separately managed at the corporate level and not allocated to segments. As of June 30, 2004, we had paid all of the $4.3 million charge.

In the first quarter of 2003, management approved certain restructuring actions primarily in connection with the sale of the network access product line to Verilink and in response to the global economic uncertainty and continued downturn in technology spending. These actions were meant to improve our overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. We recorded a restructuring charge of $0.7 million in the three months ended March 31, 2003 as a result of restructuring actions. The charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately 1 percent of our employees worldwide. The restructuring charge related to the Communications and Services segments amounted to $0.1 million and $0.3 million, respectively. The balance of the restructuring charge related to operating activities which are separately managed at the corporate level and not allocated to segments. As of June 30, 2004, we had paid all of the $0.7 million charge.

Litigation Settlements

In the second quarter of 2003 we reached tentative settlements related to one employment and one patent claim, which resulted in us accruing an immaterial amount. As of June 30, 2004, we have no amounts owing related to these settlements.

Interest Income, Net

Interest income, net consists of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts and imputed interest expense related to the present value of costs associated with closing facilities, primarily in connection with the PictureTel acquisition and related integration plan. Imputed interest expense was $0.5 million and $1.0 million for the three and six months ended June 30, 2004 and $0.6 million and $1.2 million for the three and the six months ended June 30, 2003, respectively. Interest income, net of interest expense, was $1.5 million and $3.2 million for the three and six months ended June 30, 2004 and $2.1 million and $4.5 million for the three and six months ended June 30, 2003, respectively. Interest income decreased for the three and six months ended June 30, 2004 over the comparable periods in the prior year primarily due to lower average cash and investment balances due to the purchase of Voyant in January 2004, cash used in the repurchase of common stock in the second quarter of 2004 and lower average interest rate returns. Average interest rate returns on our cash and investments were 1.61% in the second quarter of 2004 compared to 2.09% for the second quarter of 2003. Average interest rate returns on our cash and investments were 1.68% in the first half of 2004 compared to 2.24% for the first half of 2003. Interest income, net could fluctuate for the remainder of 2004 due to movement in our cash balances and changes in interest rates in 2004 related to monetary policy actions, if any, taken by the United States Federal Reserve Board.

Gain (Loss) on Strategic Investments

For strategic reasons we have made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. We evaluate a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the product to assess whether or not the investment is impaired. At June 30, 2004 and December 31, 2003, these investments had a carrying value of $1.4 million and $0.9 million, respectively. In the three months ended June 30, 2004, we made an additional $0.5 million investment in a privately held company. We did not record any write-downs of existing investments in privately held companies during the three and six months ended June 30, 2004 and 2003. These investments are recorded in “Other assets” in our condensed consolidated balance sheets.

Also included in long-term investments are non-transferable warrants to purchase common stock of a publicly traded company. We view these warrants as part of our strategic investments. These warrants have no readily available fair market value and if exercised would represent less than 1% of the outstanding common stock of this public company. We adjust the carrying value of these warrants to fair value each period using the Black Scholes option pricing model. Any gains or losses on these warrants are recorded in the Consolidated Statements of Operations in “Gain (Loss) on Strategic Investments”. During the three months ended June 30, 2004 and 2003, we recorded a loss totaling less than $0.1 million and a gain of totaling less than $0.1 million, respectively related to these warrants. During the six months ended June 30, 2004 and 2003, we recorded a loss totaling less than $0.1 million and a gain totaling less than $0.1 million. The loss for the six months ended June 30, 2004 was partially offset by a partial payment received as a result of the acquisition by a third party of one of our previously written off investments in a private company, resulting in an overall gain for the period of less than $0.1 million.

Provision for (Benefit from) Income Taxes

Our overall effective tax rate for the three and six months ended June 30, 2004 was 26.7% and 32.2%, respectively, which resulted in a provision for income taxes of $4.7 million and $7.7 million, respectively. The overall effective tax rate for the three and six months ended June 30, 2003 was 28.0%, which resulted in a provision for income taxes of $0.6 million and a benefit from income taxes of $0.3 million, respectively. The decrease in the effective tax rate for the three month period ended June 30, 2004 versus the year ago period was primarily the result of an increase in foreign earnings which are subject to relatively lower tax rates. The increase in the effective tax rate for the six month period ended June 30, 2004 versus the year ago period was primarily the result of a one-time charge for purchased in-process research and development which is not deductible for tax purposes.

We are required to separately report our results from discontinued operations net of tax. To do this requires an intraperiod allocation of total tax expense between continuing operations and discontinued operations in accordance with the accounting rules. Our tax rates may vary from quarter to quarter, depending on the results of operations. Our continuing operations effective tax rate for the three and six months ended June 30, 2004 was 26.5% and 32.0%, respectively, which resulted in a corresponding provision for income taxes of $4.6 million and $7.4 million, respectively. The continuing operations effective tax rate for the three and six months ended June 30, 2003 was 28.4% and 23.6%, respectively, which resulted in a provision for income taxes of $0.7 million and a benefit from income taxes of $0.2 million, respectively.

Segment Information

A description of our products and services, as well as quarter-to-date and year-to-date financial data, for each segment can be found in Note 10 to the Condensed Consolidated Financial Statements. We have adjusted segment financial data for the three and six month periods ended June 30, 2003 to reflect the breakout of services as a separate segment effective January 1, 2004. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The results discussions below include the results of each of our segments for the three and six months ended June 30, 2004 and 2003.

Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, general and administrative costs, such as legal and accounting, acquisition-related costs, amortization of purchased intangible assets, purchased in-process research and development costs, restructuring costs, interest income, net, gain (loss) on strategic investments, other expense, net and provision for (benefit from) income taxes.

Communications

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2004	June 30, 2003	Increase	June 30, 2004	June 30, 2003	Increase
Revenue	$91,551	$75,518	21%	$176,714	$144,470	22%
Contribution margin	$43,359	$32,266	34%	$85,118	$57,670	48%
Contribution margin as % of communication revenues	47%	43%	4pts	48%	40%	8pts

Revenues from our Communications segment for the three months ended June 30, 2004 increased 21% over the same period of 2003, due primarily to increased sales volumes of our video and voice communications products. Video communications revenues, which accounted for 11 percentage points of the overall increase, increased to $65.0 million for the three months ended June 30, 2004 from $56.8 million in the same period of 2003, primarily due to an increase in sales volumes of our ViewStation/VSX product line, partially offset by a decrease in sales of our iPower and desktop video products. Voice communications revenues, which accounted for 10 percentage points of the overall increase, increased to $26.5 million for the three months ended June 30, 2004 from $18.7 million in the same period of 2003, primarily as a result of increases in sales volumes of our Voice-over-IP products and circuit switched products, and to a lesser extent, increases in our installed voice products. Revenues from our Communications segment for the six months ended June 30, 2004 increased 22% over the same period of 2003, due primarily to increased sales volumes of our video and voice communications products. Video communications revenues, which accounted for 14 percentage points of the overall increase, increased to $127.9 million for the six months ended June 30, 2004 from $107.2 million in the same period of 2003, primarily due to an increase in sales volumes of our ViewStation/VSX product line, partially offset by a decrease in sales of our iPower and desktop video products. Voice communications revenues, which accounted for 8 percentage points of the overall increase, increased to $48.8 million for the six months ended June 30, 2004 from $37.2 million in the same period of 2003, primarily as a result of increases in sales volumes of our Voice-over-IP products and circuit switched products, and to a lesser extent, increases in our installed voice products. International revenues, or revenues outside of Canada and the U.S., accounted for 44% and 47% of total Communications segment revenues for the three and six months ended June 30, 2004 and 47% and 49% of total Communications segment revenues for the three and six months ended June 30, 2003, respectively. No one customer accounted for more than 10% of our total revenues for our Communications segment for the three and six months ended June 30, 2004 and 2003.

The increase in contribution margin for the three months ended June 30, 2004 as compared to the comparable period in 2003 is due to higher gross margins for both video and voice communication products, partially offset by increases in direct marketing and engineering spending for voice communications. Direct marketing and engineering spending for video communications was relatively unchanged for the comparable three month periods. The increase in contribution margin for the six months ended June 30, 2004 as compared to the comparable period in 2003 is due to higher gross margins for both video and voice communication products, decreases in direct marketing and engineering spending for video communications, partially offset by increases in direct marketing and engineering spending for voice communications. Gross margins improved for the three and six months ended June 30, 2004 as compared to the same periods in 2003 due to increased revenues and improved product mix. Direct marketing and engineering spending will fluctuate from quarter to quarter depending upon the timing of product launches and marketing programs.

Network Systems

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2004	June 30, 2003	Increase		June 30, 2004	June 30, 2003	Increase (Decrease)
Revenue	$28,477	$14,398	98%		$49,919	$29,217	71%
Contribution margin	$9,493	$4,734	101%		$13,509	$9,983	35%
Contribution margin as % of network systems revenues	33%	33%	—	pts	27%	34%	(7	)pts

Revenues from our Network Systems segment for the three and six months ended June 30, 2004 increased 98% and 71%, respectively, over the comparable periods of 2003, due primarily to sales of audio network systems as a result of our Voyant acquisition and an increase in video system upgrades, partially offset by a shift in product mix towards products with lower average selling prices. International revenues, or revenues outside of Canada and the U.S., accounted for 33% and 36% of total Network Systems revenues for the three and six months ended June 30, 2004 and 53% and 51% of total Network Systems revenues for the three and six months ended June 30, 2003, respectively. The decrease in international Network Systems revenues as a percentage of Network Systems revenues for the three and six months ended June 30, 2004 as compared to the same periods in 2003 is due primarily to the concentration of audio network system revenues, which are attributable to the Voyant acquisition, in North America. For the three months ended June 30, 2004 and 2003, our Network Systems segment had two customers that together represented approximately 27% and 23% of Network Systems segment product revenues, respectively. For the six months ended June 30, 2004 and 2003, our Network Systems segment had two customers that together represented approximately 22% and 23% of revenues, respectively. One of these customers is a channel partner, and we believe it is unlikely that the loss of any one channel partner would have a material adverse affect on consolidated revenues as we believe end-users would likely purchase our network systems products from a different channel partner. The other customer is an end user of our audio network services, a product line resulting from the Voyant acquisition, and the revenues in this segment from end users are subject to more variability than our segment revenues from our reseller customers. We do not believe that the loss of one or more of the Network Systems segment customers would materially impact our consolidated revenues.

The contribution margin for the three months ended June 30, 2004 remained stable at 33% as compared to the year ago period, with increased gross margins offsetting increases in direct marketing and engineering spending. The decrease in contribution margin as a percentage of Network Systems segment revenues for the six months ended June 30, 2004 as compared to the comparable 2003 period, is due primarily to increased engineering expenses associated with audio network systems, which are attributable to the Voyant acquisition. Gross margins for Network Systems were higher in both the three and six month periods in 2004 versus the comparable 2003 periods primarily due to an increase in video system upgrades which were partially offset by decreases in gross margins as a result of an increase in volume but a mix shift to lower margin systems and lower gross margins on Voyant products.

Services

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2004	June 30, 2003	Increase		June 30, 2004	June 30, 2003	Increase
Revenue	$13,799	$9,518	45%		$26,341	$18,667	41%
Contribution margin	$3,265	$2,060	58%		$5,792	$3,367	72%
Contribution margin as % of services revenues	24%	22%	2	pts	22%	18%	4	pts

Revenues from our Services segment for the three and six months ended June 30, 2004 increased 45% and 41% over the same periods of 2003, respectively, due primarily to an increase in audio network systems services as a result of our Voyant acquisition, and to a lesser extent, increases in video network systems maintenance services. These increases were partially offset by decreases in iPower-related services. International revenues, or revenues outside of Canada and the U.S., accounted for 28% and 29% of total Service revenues for the three and six months ended June 30, 2004, respectively, and 36% for both the three and six month periods ended June 30, 2003. The decrease in international Services revenues as a percentage of Services revenues for the three months ended June 30, 2004 as compared to the same periods in 2003 is due primarily to the concentration of audio network systems service revenues, which are attributable to the Voyant acquisition, in North America. No one customer accounted for more than 10% of our total revenues for our Services segment for the three and six months ended June 30, 2004 and 2003.

Overall, service gross margins increased for the three and six months ended June 30, 2004, as compared to the comparable periods in the prior year, as a result of revenue increasing at a faster pace than related service costs. The increase in contribution margin is due primarily to increased gross margins more than offsetting increases in operating expenses.

Liquidity and Capital Resources

As of June 30, 2004, our principal sources of liquidity included cash and cash equivalents of $208.5 million, short-term investments of $24.3 million and long-term investments of $299.0 million. Short-term and long-term investments consisted primarily of U.S. government securities, state and local government securities and corporate debt securities. In addition, we have a $25.0 million line of credit with a bank which was unused at June 30, 2004, however, we do have outstanding letters of credit totaling approximately $13.1 million of which $13.0 million are secured by this line of credit.

We generated cash from operating activities totaling $46.9 million in the six months ended June 30, 2004, compared with $31.8 million in the comparable period of 2003. The increase in cash provided from operating activities for the six months ended June 30, 2004 versus the comparable period of 2003 was due primarily to increased net income and non-cash expenses, decreases in prepaids and other assets and increases in taxes payable and other accrued liabilities. Offsetting these positive effects were increases in accounts receivable, smaller decreases in inventories, and decreases in accounts payable.

The total net change in cash and cash equivalents for the six months ended June 30, 2004 was a decrease of $4.1 million. The primary uses of cash during this period were $95.1 million for the acquisition of Voyant, $13.1 million for the repurchase of common stock and $9.5 million for purchases of property and equipment. The primary sources of cash during this period were $46.9 million from operating activities, $8.0 million associated with the exercise of stock options and purchases under the employee stock purchase plan and $58.4 million of sales and maturities of investments, net of purchases. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses (such as depreciation, amortization, the provision for doubtful accounts, the provision for excess and obsolete inventories, gain (loss) on strategic investments and the tax benefits from the exercise of employee stock options), a reduction in inventories and prepaid and other assets and net increases in taxes payable and other accrued liabilities. Offsetting the positive effect of these items were net increases in accounts receivable and decreases in accounts payable. Over the past several quarters, our days sales outstanding, or DSO, metrics have improved significantly. The Company reduced DSOs from 45 days at June 30, 2003 to 35 days at June 30, 2004. There is no assurance that this current level of DSO will be maintained and in all likelihood DSO metrics will increase as revenues increase. Additionally, DSO metrics could increase as a result of fluctuations in revenue linearity and any decline in the mix of cash-basis customers. Inventory turns improved from 6.3 turns at June 30, 2003 to 8.5 turns at June 30, 2004. The positive cash impact due to net trade receivables and inventory reductions will likely not recur in 2004 as it did in 2003.

On January 5, 2004, we completed our acquisition of Voyant Technologies, Inc., or Voyant. We paid $109.2 million in cash to the Voyant shareholders in connection with this acquisition. Approximately $12.9 million of the cash was placed into escrow to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties covered in the Merger Agreement or certain other events. Voyant shareholders may receive up to an additional $35 million of consideration over a two-year period, payable in cash or, at our option, in Polycom stock, based on the achievement of certain financial milestones relating to the sale of Voyant products. Voyant’s results of operations have been included in our results of operations for the three and six months ended June 30, 2004 beginning January 5, 2004.

In June 2002, the Board of Directors approved a plan to repurchase up to 3.5 million shares of our common stock in the open market or privately negotiated transactions. As of June 30, 2004, we had repurchased approximately 2,913,000 shares in the open market, for cash of $35.9 million. These shares of common stock have been retired and reclassified as authorized and unissued. During the three and six months ended June 30, 2004 we repurchased 675,000 shares of our common stock in the open market for cash of $13.1 million. During the three and six months ended June 30, 2003, we repurchased approximately 280,000 and 755,000 shares, respectively, in the open market, for cash of $2.5 million and $6.9 million, respectively. We may continue to repurchase shares in the open market or in privately negotiated transactions. As of June 30, 2004, we are authorized to repurchase up to an additional approximately 600,000 shares under the June 2002 repurchase plan.

At June 30, 2004, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $24.8 million primarily related to inventory purchases. We also have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

In November 2003, we entered into a lease amendment for one of our facilities for which we had previously provided a restructuring reserve. The original term of this lease, which ended in 2014, was amended to allow us to exit the facility in various stages through 2008 in exchange for certain cash payments. In June 2004, we entered into a termination agreement and related payment agreement for this facility which terminates the lease on all of the unoccupied space as of December 28, 2004. The agreement resulted in an overall reduction in our obligations to $12.2 million and acceleration of the termination payments that were previously scheduled through 2008. In addition, we were required to issue a letter of credit which is secured by our line of credit in the amount of $11.9 million as security for the termination payments. Additionally, the remaining liabilities related to this facility were reclassified from long-term to short-term.

Purchase commitments and lease obligations are reflected in our condensed consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods or services. In addition, our bank has issued letters of credit to secure the leases on some of our offices and the payment commitment on the termination agreement of the Andover, Massachusetts facility. These letters of credit total approximately $13.1 million and are secured by our credit facilities or cash deposits with our banks.

As of June 30, 2004, the following future minimum lease payments, net of estimated sublease income of $1.7 million through June 2007, are due under our current lease obligations. For example, we have an approximately 152,000 square foot building which is fully subleased to a third party for which the sublease runs concurrent with our lease obligation. As a result we are not currently showing a lease obligation related to this facility. If this sublease were to be terminated, or if the tenant defaulted on payment, we would incur additional lease payments that would negatively impact our operating results and overall cash flows. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of June 30, 2004 are as follows (in thousands):

	Gross Minimum Lease Payments	Estimated Sublease Receipts	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long- Term Liabilities	Purchase Commitments
Year ending December 31,
Remainder of 2004	$5,863	$(443)	$5,420	$2,146	$—	$24,835
2005	10,186	(589)	9,597	3,349	1,368	—
2006	9,848	(412)	9,436	3,195	2,407	—
2007	6,565	(208)	6,357	2,306	1,680	—
2008	4,195	—	4,195	1,137	282	—
Thereafter	17,541	—	17,541	4,580	5,322	—

Total payments	$54,198	$(1,652)	$52,546	$16,713	$11,059	$24,835

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

Off-Balance Sheet Arrangements

As of June 30, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Deferred and Refundable Taxes

We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of June 30, 2004, we have $66.9 million in net deferred tax assets. In order to fully utilize these deferred tax assets we need to generate sufficient amounts of future U.S. taxable income. We believe that it is more likely than not that we will generate sufficient future taxable income to utilize these assets and therefore, as of June 30, 2004, we have not established a valuation allowance against these assets.

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

Non-marketable Securities

We periodically make strategic investments, or have acquired these investments through business acquisitions, in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. These investments had a carrying value of $1.4 million as of June 30, 2004, and have been permanently written down a total of $12.5 million from original cost.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OR ALL OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE SIGNIFICANTLY DUE TO ANY OF THESE RISKS, AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. IN ASSESSING THESE RISKS, INVESTORS SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003 AND SUBSEQUENT QUARTERLY REPORTS ON FORM 10-Q FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

Our quarterly operating results may fluctuate significantly and are not a good indicator of future performance.

Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control. These factors include:

•	market acceptance and transition of new product introductions, including the VSX 3000, VSX 7000, VSX 8000, V500, SoundStation 2W and SoundPoint IP300 and other new products launched in 2004, new products launched in the future, and product enhancements by us or our existing or potential new competitors;

•	difficult general economic conditions, as was the case with the recent global economic uncertainty and downturn in technology spending, and specific economic conditions prevailing in the communications industry and other technology industries;

•	the prices and performance of our products and those of our existing or potential new competitors;

•	further changes to our channel partner contracts and channel partner strategy, including changes to our channel partner contracts in North America could result in a further reduction in the number of channel partners and to more of our channel partners adding our competitors’ products to their portfolio;

•	changes to our channel partner contracts in Europe, Asia Pacific and Latin America which could result in a change in the number and mix of channel partners, a smaller number of channel partners, and the same channel upset already experienced in North America;

•	changes in our sales management and sales organization which could result in disruptions among our channel partners;

•	the timing and size of the orders for our products;

•	our distribution channels reducing their inventory levels;

•	the level and mix of inventory that we hold to meet future demand;

•	slowing sales by our channel partners to their customers which places further pressure on our channel partners to minimize inventory levels and reduce purchases of our products;

•	the near and long-term impact of the military action in Iraq or other hostilities;

•	the near and long-term impact of terrorist attacks and incidents and any military response or uncertainty regarding any military response to those attacks;

•	the impact of the unstable political situation in Israel and military action by the Israeli government and other hostilities in the Middle East and their impact on our Israeli operations;

•	the shift in sales mix of products we sell to lower margin products;

•	the shift in revenues to upgrade revenues as opposed to full systems in our Network Systems segment, which could lead to lower revenues;

•	fluctuations in the level of international sales and our exposure to international currency fluctuations in both revenues and expenses;

•	the cost and availability of components, such as the recent cost increases for memory devices used in many of our products;

•	manufacturing costs;

•	the level and cost of warranty claims;

•	the impact of disruptions at the sites of our primary manufacturing partners in Thailand, China, Singapore and Israel or raw material suppliers to these primary manufacturing partners, for any reason, including the recurrence of SARS or other similar event;

•	future changes in existing financial accounting standards or practices or taxation rules or practices;

•	adverse outcomes to intellectual property claims, particularly the Collaboration Properties, Inc. litigation;

•	the level of royalties we must pay to third parties;

•	the impact of disruptions in our operations, for any reason, including the recurrence of SARS or other similar event;

•	the impact of seasonality on our various product lines and geographic regions; and

•	the introduction of web collaboration solutions that compete with our web collaboration or video solutions.

We experienced sequential quarterly revenue growth from 1998 through 2000. Since that time we have experienced fluctuations in our quarterly operating results due to these or other factors. These and other factors could further prevent us from attaining or sustaining sequential quarterly growth or meeting our expectations regarding our operating results, and investors should not use our past results to predict future operating margins and results. For example, although we experienced sequential quarterly revenue increases in the second, third and fourth quarters of 2003 and the first and second quarters of 2004, we experienced sequential quarterly revenue decreases in the first quarter of 2003, and the second, third and fourth quarters of 2002, primarily related to declines in our combined video communications and network systems product revenue. In addition, we incurred a significant net loss in 2001 due to charges related to acquisitions completed in that year, as well as a net loss in the first quarter of 2003.

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

The markets for video and voice communications and network systems products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, proper positioning of new products in relation to our total product portfolio and their relative pricing, differentiation of new products from those of our competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with compatibility issues, channel partner training, technical and sales support as well as field support are also factors that may affect our success in this market. When we take any significant actions regarding our product offerings, or acquire new product offerings, it is important to educate and train our channel partners to avoid any confusion as to the desirability of the new product offering compared to our existing product offerings. Since October 2003, we have launched several new video product offerings, including the VSX 3000, VSX 7000, VSX 8000 and V500. While we believe we have taken the appropriate measures to educate and train our channel partners, there is a risk that these new video products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any video product until they determine if these products are more desirable products than our legacy video products or purchase these video products instead of our higher end video products, including the ViewStation EX and FX. Such delays in purchases or purchases of these new products instead of our higher end video products, could adversely affect our revenues, gross margins and operating results in the period of the delay. In addition, in 2003 and the first half of 2004 we launched new voice and network systems products. These new product launches, or any new product launch in the future, could also cause confusion amongst our channel partners as we educate and train them on, and as they take time to evaluate, these new product offerings. Further, the shift in communications from circuit-switched to IP-based technologies over time may require us to add new channel partners, enter new markets, such as the service provider market, which we entered into with the acquisition of Voyant in January 2004, and gain new core technological competencies. We are attempting to address these needs, including developing a service provider strategy, and the need to develop new products through our internal development efforts, joint developments with other companies and through acquisitions. We may not identify successful new product opportunities and develop and bring products to market in a timely manner or be successful in developing a service provider strategy. Additionally, we cannot assure you that competing technologies developed by others will not render our products or technologies obsolete or noncompetitive. Further, as we introduce new products that can or will render existing products obsolete, these product transition cycles may not go smoothly, causing an increased risk of inventory obsolescence and relationship issues with our channel partners. The failure of our new product development efforts, any inability to service or maintain the necessary third-party interoperability licenses, our inability to properly manage product transition and our inability to enter new markets, such as the service provider market, would harm our business and results of operations.

We may experience delays in product introductions and our products may contain defects which could adversely affect market acceptance for these products and our reputation and seriously harm our results of operations.

We intend to continue to introduce new products, such as our VSX3000, VSX 7000, VSX 8000, Via Video II, V500, SoundStation 2W, SoundPoint IP300 and MobileMeeting products. However, we cannot assure you that new product releases will be timely or that they will be made at all. For example, the ViewStation FX and Via Video were delayed from their original release dates which we believe negatively affected our revenues in 2000. The VSX 7000 was also delayed from its original release date.

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

If the market does not accept our products, including the VSX 3000, VSX 7000, VSX 8000 and V500 launched since October 2003, our profitability could be harmed. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment and network systems which could cause us to reduce the prices for any of these products or discontinue one product with the intent of simplifying our product offering and enhancing sales of a similar product. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products in the hope of stimulating growth in a similar product. While we cannot assure you that these actions would have the desired result, any of these actions could have an adverse impact on our product margins and profitability.

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

In addition to our acquisition of Voyant in January 2004, we purchased several businesses in 2001 and 2002, which together include goodwill valued at approximately $357 million and other purchased intangible assets valued at approximately $35 million as of June 30, 2004. This represents a significant portion of our recorded assets. Generally accepted accounting principles related to goodwill and other intangibles changed with the issuance of Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets” which we adopted effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives, but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values which could result in a full write-off of their book value. If these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” in our balance sheets. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have recorded charges against earnings totaling $12.5 million from fiscal 2000 through 2003 associated with the impairment of these investments, which has been reflected in “Loss on strategic investments” in the statements of operations. As of June 30, 2004, our investments in private companies are valued at $1.4 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

In addition, we are including one year of maintenance support with the purchase of the VSX 3000, VSX 7000, VSX 8000 and V500 products. We view this service offering and other service offerings to be a key success factor in our business. We are currently reorganizing our service organization to, among other things, more fully integrate the service businesses of our recent acquisitions. As part of this effort, we are also implementing a new customer relationship management system, which we expect to provide better information for us to provide improved customer support. If we do not manage this difficult reorganization properly, we could alienate our customers or channel partners which could harm our business and results of operations.

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

In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales growth. If such sales growth does not occur in the time frame anticipated by these channel partners for any reason, including a recurrence in 2004 of the recent global economic uncertainty and downturn in technology spending, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels which would harm our business. For example, our channel partners reduced their inventory levels during 2001 in anticipation of lower end-user demand. Also, in 2002 and 2003, we began to implement a new high-touch strategy in concert with a realignment of our channel partner strategy. This strategy enables us to have more direct interaction with end-user customers. This strategy shift includes channel certifications for certain network systems and video products that we believe will yield a higher level of end-user customer satisfaction. As part of this new channel partner strategy and a result of the recent economic downturn, the channel inventory model changed to reduce channel inventories at those channel partners that stock product and to move some channel partners to a drop shipment method for their end-user customers as opposed to having these partners carry inventory. Channel inventories at June 30, 2004 decreased from inventory levels at both June 30, 2003 and December 31, 2003. During the second quarter of 2003, we believe that we essentially completed our channel inventory reduction program and we believe that, in aggregate, we will see only minor variations, upwards or downwards, in channel inventory weeks within product lines or regions moving forward. In the first quarter of 2003, we believe that sales of our products by our channel partners to end-user customers exceeded the number of units that we shipped to the channel, thereby decreasing overall inventory at our channel partners.

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

Revenues for any particular quarter are extremely difficult to predict, with any degree of certainty. We typically ship products within a short time after we receive an order and therefore, backlog is not a good indicator of future revenues. In the second quarter of 2004, we did end the quarter with a more significant amount of order backlog than our historical experience, principally as a result of our new channel strategy, the establishment of product lead times to maximize our inventory efficiency, our acquisition of Voyant, and our focus on operational efficiencies in the logistics area. There is no assurance that we will be able to maintain and it is unlikely that we will grow this level of backlog in future quarters, which is dependent in part on the ability of our sales force to generate orders linearly throughout the quarter and our ability to forecast revenue mix and plan our manufacturing accordingly. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders which could in turn significantly negatively affect orders from our channel partners in any given quarter. Accordingly, our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. We historically have received a majority of our channel partner orders in the last month of a quarter and often in the last few weeks of the quarter, however, in the past few quarters we have experienced improvements in our linearity of channel partner orders. In the event that order linearity declines to more historical levels, or if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly. Accordingly, any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

We face risks related to our dependence on channel partners to sell our products.

To avoid confusion among our channel partners regarding our product offerings, we need to devote significant resources to educating and training them.

When we take any significant actions regarding our product offerings, or acquire new product offerings, it is important to educate and train our channel partners to avoid any confusion on the desirability of the new product offering in relation to our existing product offerings. Since October 2003, we have launched several new video products, including the VSX 3000, VSX 7000, VSX 8000 and V500. While we believe we have taken the appropriate measures to educate and train our channel partners, there is a risk that the launch of these new video products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any video product, such as the ViewStation EX and FX, until they determine if these new products are more desirable product than our legacy video products. Such delays in purchases could adversely affect our revenues, gross margins and operating results in the period of the delay. In addition, in 2003 and the first half of 2004, we launched new voice and network systems products. These new product launches, or any new product launch in the future, could cause confusion amongst our channel partners as we educate and train them on, and as they take time to evaluate, these new product offerings.

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

Some of our officers and key personnel have worked together for only a short period of time. In addition, some of our executive officers have recently assumed significant new responsibilities. For example, in the third quarter of 2004, we hired a new Chief Marketing Officer and in the first quarter of 2003, we hired a new Senior Vice President and General Manager, Video Communications, and a new Senior Vice President, Worldwide Sales, and reorganized our sales force and our video communications division. The sales force reorganization has resulted in the recent hiring of a significant amount of new senior sales management, including a new focus on government sales, and the movement of other senior sales management to new roles and responsibilities, including the promotion of one individual to the role of general manager of Asia Pacific. Additionally, we have recently reorganized our network systems division. These new management changes could disrupt our sales, which in turn could result in reduced sales, confusion with our channel partners, and delayed introduction of new or upgraded products. The failure to successfully integrate new senior management could divert management’s attention from other ongoing business concerns.

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

Our business has grown in recent years through both internal expansion and business acquisitions, and continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. For example, our annual revenues increased from $52 million in 1997 to $420 million in 2003, and during the past fourteen fiscal quarters, we acquired Accord, Circa, PictureTel, ASPI, MeetU and Voyant. Further, our headcount increased from 175 employees at December 31, 1997 to 1,183 employees at December 31, 2003 and to 1,418 employees at June 30, 2004. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands place on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

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

In addition, we have incurred significant costs and committed significant management time integrating PictureTel’s operations, technology, development programs, products, information systems, customers and personnel. Although the integration of PictureTel is complete, we will continue to incur cash outflows and additional costs related to this acquisition, such as:

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

We have a significant liability of approximately $18.6 million at June 30, 2004 related to vacant and redundant facilities in connection with our acquisition of PictureTel, which is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. For example, we have an approximately 152,000 square foot building which is fully subleased to a third party for the length of our lease obligation. If this tenant were unable to fulfill, for any reason, their contractual obligations under the sublease, we would incur additional charges to operations which would harm our business. In addition, until our vacated and redundant facilities are subleased or the lease obligations for these facilities are terminated, we will continue to pay the contractual lease and facility operating expense obligations without any sublease income to offset these costs. Further, in the event that we agree to sublease a facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow up to and potentially exceeding our recorded liability at the time of such transaction, which would harm our operating cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

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

Although, to date, a substantial majority of our international sales has been denominated in U.S. currency, we expect that a growing number of sales could be denominated in non-U.S. currencies as more international customers request billing in their currency. Our international operating expenses are denominated in foreign currency. As a result, we expect our business will be significantly more vulnerable to currency fluctuations which could adversely impact our results of operations. In addition, some of our competitors currently invoice in foreign currency, which could be a disadvantage to us. In 2003 and during the first half of 2004, our operating costs internationally have increased as a result of the weakness in the U.S. dollar. These currency fluctuations are recorded in other income (expense) in our consolidated statement of operations. While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, we from time to time engage in currency hedging activities solely to mitigate temporary currency fluctuation exposure. However, we have limited experience with these hedging activities, and they may not be successful which could harm our operating results and financial condition. In addition, significant adverse changes in currency exchange rates, as happened in the European market in 2000 and in the Asian market in late 1997, could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country, as discounts may be temporarily or permanently affected.

We have limited supply sources for some key components of our products, and our operations could be harmed by supply interruptions, component defects or unavailability of these components.

Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. We also obtain certain plastic housings, metal castings and other components from suppliers located in China and certain Southeast Asia countries, and any political or economic instability in that region in the future, quarantines or other restrictions associated with a recurrence of SARS or other infectious diseases, or future import restrictions, may cause delays or an inability to obtain these supplies. Further, we have suppliers in Israel and the military action in Iraq or war with other Middle Eastern countries perceived as a threat by the United States government may cause delays or an inability to obtain supplies for our network systems products. We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. We have had limited experience purchasing supplies of various components for our products, and some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In addition, companies with limited or uncertain financial resources manufacture some of these components. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components, develop alternative sources as needed, or companies with limited financial resources go out of business, our operating results could be seriously harmed. Moreover, our operating results would be seriously harmed by receipt of a significant number of defective components, an increase in component prices, such as the recent increases for memory devices, or our inability to obtain lower component prices in response to competitive price reductions. Additionally, our video communications products are designed based on integrated circuits produced by Philips Semiconductor, or Philips and Equator Technologies, and cameras produced by Sony. If we could no longer obtain integrated circuits or cameras from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we cannot assure you that we would be successful in obtaining these components from alternative sources in a timely or cost-effective manner. Additionally, both Sony and Philips compete with us in the video communications industry which may adversely affect our ability to obtain necessary components. The failure to obtain adequate supplies of vital components could prevent or delay product shipments which could harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products. Any delays in the availability of these key components could harm our business. In addition, the business failure or financial instability of any supplier of these components could adversely affect our cash flows if we were to expend funds in some manner to ensure our supply of those components.

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

From time to time, we are involved in claims and legal proceedings that assert patent infringement claims or other intellectual property rights covering our products. We expect that the number and significance of these matters will increase as our business expands. In particular, we expect to face an increasing number of patent and copyright claims as the number of products and competitors in our industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms favorable to us or at all. An unfavorable outcome in any such claim or proceeding could have a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods. For example, in September 2000 our Accord subsidiary paid $6.5 million as part of a settlement agreement to resolve a patent infringement claim against Accord’s U.S. subsidiary.

In September 2002, Collaboration Properties, Inc. sued Polycom in the United States District Court, Northern District of California. The complaint alleges that our ViewStation, ViaVideo, iPower, WebOffice Path Navigator and MGC products infringe four U.S. patents owned by plaintiff. The complaint seeks unspecified compensatory and exemplary damages for alleged past and present infringement and to permanently enjoin us from infringing on the patents in the future. In November 2002, we filed an answer asserting, among other things, no patent infringement and that plaintiff’s patents are invalid and unenforceable. In July 2004, the parties attended a court mandated settlement conference; however there was no progress in reaching settlement and the matter is currently scheduled for trial in January 2005. We believe that we have meritorious defenses and counterclaims and are vigorously defending this action. However, litigation is inherently uncertain and an unfavorable outcome could occur. An unfavorable outcome could include monetary damages or an injunction prohibiting Polycom from selling one or more of the allegedly infringing video or network systems products. If the plaintiff were to prevail on one or more of its patent claims, and we could not obtain a license on acceptable terms or license or develop substitute technology, there would likely be a material adverse impact on our business and results of operations. In addition, the costs of defending this litigation are expensive and unpredictable and have added significant costs to our general and administrative expenses, which we expect to continue until such time as the matter is concluded or resolved.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and bank borrowings. We do not use independent derivative financial instruments in our investment portfolio which only includes highly liquid, high quality instruments. We may occasionally use forward contracts as a hedge against currency exchange rate fluctuations which may affect the value of trade receivables billed in currencies other than the United States dollar. As of June 30, 2004, we have no open foreign currency hedging contracts.

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

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents, held at June 30, 2004 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$150,010	$149,631	$149,251	$148,871	$148,491
State and local governments	7,749	7,729	7,710	7,690	7,670
Corporate debt securities	167,125	166,702	166,279	165,855	165,432

Total	$324,884	$324,062	$323,240	$322,416	$321,593

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$149,631	$149,441	$149,251	$149,061	$148,871
State and local governments	7,729	7,719	7,710	7,700	7,690
Corporate debt securities	166,702	166,490	166,279	166,067	165,855

Total	$324,062	$323,650	$323,240	$322,828	$322,416

A substantial majority of our sales are denominated in U.S. dollars. However, we are selling iPower products and related services in some local currencies, primarily Euros, British Pounds, Hong Kong Dollars, Singapore Dollars and Japanese Yen, which have increased our foreign currency exchange rate fluctuation risk. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies, thereby further increasing our foreign exchange risk. While we do not hedge for speculative purposes, in the event of a significant transaction due in a foreign currency, we may enter into a foreign currency forward exchange contract for hedging purposes. There were no forward contracts outstanding as of June 30, 2004 or 2003.

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

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as our business expands. In particular, we expect to face an increasing number of patent and other intellectual property claims as the number of products and competitors in Polycom’s industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the company’s financial position or results of operations. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

In September 2002, Collaboration Properties, Inc. sued Polycom in the United States District Court, Northern District of California. The complaint alleges that our ViewStation, ViaVideo, iPower, WebOffice Path Navigator and MGC products infringe four U.S. patents owned by plaintiff. The complaint seeks unspecified compensatory and exemplary damages for alleged past and present infringement and to permanently enjoin us from infringing on the patents in the future. In November 2002, we filed an answer asserting, among other things, no patent infringement and that plaintiff’s patents are invalid and unenforceable. In July 2004, the parties attended a court mandated settlement conference; however there was no progress in reaching settlement and the matter is currently scheduled for trial in January 2005. We believe that we have meritorious defenses and counterclaims and are vigorously defending this action. However, litigation is inherently uncertain and an unfavorable outcome could occur. An unfavorable outcome could include monetary damages or an injunction prohibiting Polycom from selling one or more of the allegedly infringing video or network systems products. If the plaintiff were to prevail on one or more of its patent claims, and Polycom could not obtain a license on acceptable terms or license or develop substitute technology, there would likely be a material adverse impact on our business and results of operations. At this time, we are unable to determine what potential losses, if any, we may incur related to this matter.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In June 2002, the Board of Directors approved a plan to repurchase up to 3.5 million shares of our common stock in the open market or privately negotiated transactions. As of June 30, 2004, we had repurchased approximately 2,913,000 shares in the open market, for cash of $35.9 million. These shares of common stock have been retired and reclassified as authorized and unissued. During the three and six months ended June 30, 2004 we repurchased 675,000 shares of our common stock in the open market for cash of $13.1 million. We may continue to repurchase shares in the open market or in privately negotiated transactions. As of June 30, 2004, we are authorized to repurchase up to an additional 587,000 shares under the June 2002 repurchase plan. The following table provides a month-to-month summary of the activity during the six months ended June 30, 2004:

Period	Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plan	Maximum Shares that May Yet be Purchased Under the Plan
4/01/04 to 4/30/04	—	$—	—	1,262,000
5/01/04 to 5/31/04	675,000	19.46	675,000	587,000
6/01/04 to 6/30/04	—	—	—	587,000

Total	675,000	$19.46	675,000

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company distributed its Definitive Proxy Statement and Annual Report to Stockholders on or about April 26, 2004 to each stockholder of record on April 9, 2004, for its Annual Meeting of Stockholders held June 2, 2004 at 10:00 a.m., local time (the “Annual Meeting”). At the Company’s Annual Meeting, the Stockholders were asked to consider 3 proposals.

The first proposal involved the election of directors. The existing Board of Directors nominated eight nominees recommended by the Corporate Governance and Nominating Committee of the Board of Directors, all of whom were then serving as directors of the Company. The nominees of the Board were all re-elected and the voting results with respect thereto, were:

Name	Votes For	Votes Withheld
Robert C. Hagerty	89,688,754	4,713,600
Michael R. Kourey	92,499,386	1,902,968
Betsy S. Atkins	90,317,039	4,085,315
John Seely Brown	89,998,414	4,403,940
Durk I. Jager	93,294,224	1,108,130
John A. Kelley	93,270,454	1,131,900
Stanley J. Meresman	93,250,028	1,152,326
Thomas G. Stemberg	90,356,334	4,046,020

The second proposal was to approve the 2004 Equity Incentive Plan. The results were:

For:	49,441,623
Against:	32,820,590
Abstentions:	115,810
Broker Non-Votes:	12,024,331

The third and final proposal concerned the ratification of the Company’s independent accountants (PricewaterhouseCoopers LLP) for the fiscal year ending December 31, 2004. The results were:

For:	86,881,542
Against:	7,488,896
Abstentions:	31,916
Broker Non-Votes:	0

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

Exhibit No.	Description
10.1	Lease Termination Agreement dated as of June 18, 2004, by and among I & G Minuteman, L.L.C., Picturetel Corporation and Polycom, Inc.

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On April 22, 2004, we filed a Current Report on Form 8-K dated April 22, 2004 under Item 12 to furnish our press release reporting our results for the three months ended March 31, 2004.

On May 10, 2004, we filed a Current Report on Form 8-K dated May 5, 2004 under Item 5 reporting the resignation of William A. Owens from our board of directors.

We filed no other Reports on Form 8-K during the quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 30, 2004	POLYCOM, INC.

/s/ ROBERT C. HAGERTY
Robert C. Hagerty
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL R. KOUREY
Michael R. Kourey
Senior Vice President, Finance and Administration,
and Chief Financial Officer
(Principal Financial Officer)

/s/ KATHLEEN M. CRUSCO
Kathleen M. Crusco
Vice President and Worldwide Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Lease Termination Agreement dated as of June 18, 2004, by and among I&G Minuteman, L.L.C., Picturetel Corporation and Polycom, Inc.

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to U.S.C. Section 1350, adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.