Form 10-K
period 2004-12-31
POLYCOM INC
filed 2005-03-10
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 99,366,960 shares of the Registrant’s common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant, based on the closing sale price of such shares on the Nasdaq National Market on June 30, 2004, was approximately $2,221,562,606. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

98,130,806 shares of the Registrant’s Common Stock were outstanding as of February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the fiscal year covered by this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Other Factors That May Affect Future Operations,” and elsewhere in this Annual Report on Form 10-K, and in the documents incorporated by reference in this Annual Report on Form 10-K, constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “will,” “intend,” “potential,” and similar expressions or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Annual Report on Form 10-K involve known and unknown risks, uncertainties and situations, including those disclosed in “Other Factors That May Affect Future Operations” in this Annual Report on Form 10-K, that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

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

Our products are unified under The Polycom Accelerated Communications Architecture, a framework of common technology principles and objectives for intelligent, standards-based communications. This architecture is designed to facilitate interoperability among systems in a multi-vendor environment, leverage common features across a variety of products and streamline management processes. Because it is based on open standards and supports a wide range of communications protocols, the architecture helps our customers protect their existing and future investments in a converged communications infrastructure. The Polycom Accelerated Communications Architecture serves as the enabling platform for unified collaborative communication, our corporate vision of a unified communications environment for employees, customers and partners to communicate in a dispersed workplace.

Our business operates in three segments, Communications, Network Systems and Services. Our Communications segment includes videoconferencing collaboration products and voice communications products. Our Network Systems segment includes our MGC series of media servers, PathNavigator call processing server, WebOffice webconferencing software application, and network management and scheduling software. Our Services segment includes a wide range of professional service and support offerings to our resellers and directly to some end-user customers. In addition, we acquired Voyant Technologies, Inc. in

January 2004 and its audio bridging products and services are included in our Network Systems and Services segments, respectively, in 2004. See Note 17 of Notes to Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin, segment inventory and revenue by geography. A discussion of factors potentially affecting our operations is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Factors That May Affect Future Operations,” in Item 7.

In January 2003, we sold certain fixed assets and intellectual property rights relating to our network access product line. Our consolidated financial statements reflect our network access product line as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, or SFAS 144. The results of operations of our network access product line have been classified as discontinued, and prior periods have been reclassified, including the reallocation of general overhead charges to our three remaining reporting segments. See Note 2 of Notes to Consolidated Financial Statements for further information on our discontinued operations. Unless otherwise indicated, the following discussion relates to our continuing operations.

We have established relationships with leading communications and technology firms to assist us in developing, marketing, distributing and manufacturing our products. For example, we have agreements with Cisco Systems, Nortel and 3Com to develop and market voice-over-IP, or VoIP, communications products. We have formed strategic relationships with leading companies such as Avaya to jointly develop IP telephony-enabled video solutions and for Avaya to sell and service other Polycom products globally. We also have a co-development and marketing agreement with Microsoft to integrate our respective desktop, conference room, and network hardware and software solutions. We sell our products through a broad network of channel partners, including distributors, value-added resellers, leading communications service providers and retailers. In late 2002 and 2003, we implemented changes to our channel partner contracts and changes to our channel partner strategy, mainly in North America, which resulted in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with more direct interaction between us and our end-user customers. In 2004, we began to expand this channel partner strategy globally, which we expect will result in a smaller number of international partners, a change in the mix of our international channel partners and a shift to a model with more direct interaction between us and our end-user customers. We manufacture our products through a low-cost, outsourced model optimized for quality, reliability and fulfillment agility.

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

MARKETS AND PRODUCTS

Communications Segment

Video Conferencing

Government, education, healthcare, enterprise and service provider entities are increasingly seeking technologies to facilitate more natural and effective one-on-one and group communications among people separated by distance. Several trends are driving the need for improved collaboration, including the following:

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

Video communication is rapidly emerging as a preferred method of collaboration among individuals separated by distance. However, the ability to conduct successful video communication in the past has been hindered by low bandwidth connections and equipment that was difficult to use, unreliable, expensive or otherwise ineffective. With the increasing availability of broadband services, enterprise migration to IP networks and advances in video conferencing technology, many enterprises and government entities are now seeking communications equipment capable of utilizing available bandwidth to enable real-time and on-demand Video Conferencing.

Polycom offers a family of video conferencing products. Our ViewStation, VSX and V-series product lines comprise a suite of high-performance, cost-effective and easy-to-use group video conferencing systems. Our iPower products utilize a PC-based architecture, optimized for intensive collaboration in conjunction with video conferencing. Our ViaVideo II and Polycom PVX desktop video conferencing products extend professional-grade video conferencing to the desktop or laptop PC. Multiple options exist to incorporate high resolution data sharing and collaboration into the video conference: the Visual Concert family of peripherals allows users of our ViewStation, VSX and V-series products to more easily incorporate data, documents and audiovisual effects into their video conferencing sessions, as well as the Image Share peripheral for the VSX 8000 and the new People+Content IP software collaboration product. Our Video Conferencing products are compatible with international standards and are in use in more than 30 countries.

Video Conferencing Products	Key Features	Typical US List Price
Polycom Executive	• High performance video system	$49,999-$77,999
Collection	• Integrated high fidelity audio
• Premium plasma displays

iPower Series	• Multi-purpose video conferencing and collaboration	$13,999-$28,799
• H.264 advanced video compression for highest quality video at lower call data rates
• High-quality, enhanced video delivered at 30 frames per second and up to 60 fields, and Siren™ 14 CD-like audio

Video Conferencing Products	Key Features	Typical US List Price
• Embedded Intel-based PC capable of running stand-alone PC applications (such as MS Office, Web access, database access)
• IP and ISDN connectivity
• Up to 4-site multipoint capability (IP); optional 12-site multipoint capability (IP)

ViewStation Series	• High-quality, enhanced video and voice delivered at 30 frames per second and up to 60 fields on some systems	$6,499-$16,499
• Easy to use graphical interface and hand-held remote control
• Embedded Web functionality and data sharing
• IP and ISDN connectivity
• Up to 4-site multipoint capability with cascading (IP, ISDN and mixed) on some models

VSX Series (7000 and 8000)	• High-quality, enhanced video and voice delivered at 30 frames per second and up to 60 fields per second, and Siren™ 14 CD-like audio	$5,999-$17,999
• Easy to use graphical interface and hand-held remote control
• Embedded Web functionality and data sharing
• IP and ISDN connectivity
• Up to 4-site multipoint capability with cascading (IP, ISDN and mixed)
• H.264 advanced video compression for highest quality video at lower call data rates

VSX 3000	• Designed for the Executive Desktop—high quality video conferencing system that doubles as a PC display	$4,999-$6,499
• Integrated camera, codec and PC display
• IP and Quad-ISDN network connectivity; also available with optional multipoint

V500	• High quality, affordable video calling system for small businesses and telecommuters	$1,999-2,999
• Integrated camera and codec easily connects to any television display
• IP and ISDN network connectivity

Visual Concert Series	• Visual Concert video peripherals used to incorporate live PC data, documents and visual effects into a videoconferencing session	$1,499

Video Conferencing Products	Key Features	Typical US List Price
	• Dynamic dual stream capability, People + Content, allows user to present content while maintaining face-to-face contact

ViaVideo II	• Business-quality video conferencing camera and codec that easily connects to any PC via USB	$599
	• Full motion video delivered at up to 30 frames per second and 512k bps
	• Easy integration with existing IP networks

Polycom PVX	• Business-quality video conferencing software enables professional-grade desktop video conferencing with off-the-shelf web cams	$149
	• Full motion video delivered at up to 30 frames per second
	• Integrated data sharing and collaboration

Voice Communications

From desktop to large integrated auditorium systems, or from analog to digital to IP networks with multiple protocols, our voice communications products enhance business communications. A majority of Polycom’s voice products feature our patented Acoustic Clarity Technology which allows simultaneous conversations (full duplex) and minimizes background noise, echoes, word clipping and distortion. In 2003, we introduced the SoundStation VTX 1000™, which automatically adapts to each meeting environment, providing high fidelity voice quality for all participants whether they are 2-feet or 20-feet away from the microphone. In 2004, we introduced SoundStation2W™ , Polycom’s first wireless conference phone, and SoundStation2™ , our next generation SoundStation. With the high voice quality of our SoundStation®, 2.4 GHz wireless technology, added security with voice encryption, up to 24 hours of talk time, and the ability to dial through a cell phone, the SoundStation2W gives users the freedom to conference anywhere without the need for phone lines.

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

The convergence of voice and data networks is allowing VoIP telephony systems to address many needs of today’s enterprises, including reducing costs, new productivity enhancing applications, simplifying network management and converging voice and data networks. VoIP telephony systems enable corporations to distribute a single network across multiple offices or remote locations, and reduce the cost of managing communications networks by allowing remote modification. These converged systems also provide a platform for enterprises to rapidly build applications to meet specific business demands. We have established relationships with Avaya, Broadsoft, Cisco Systems, Interactive Intelligence, 3Com, Sphere Communications, Sylantro and Vonexus to collaborate in the development, marketing and distribution of our VoIP conferencing and/or handset products depending upon the partner.

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

SoundStation VTX 1000

•      High fidelity voice quality—featuring Polycom’s Acoustic Clarity Technology and WIDEBAND audio. Full duplex and echo cancellation capabilities that facilitate conversations without clipping or distortion

$1,299-$1,799
• Room coverage for large room environments—talk from up to 20 feet away from the microphone and still be heard by others on the call
• Microphones that track the person speaking and active noise reduction and automatic gain control to remove background noise from PC’s, projectors and HVAC systems
• Independent input and output, Bass/Treble controls and internal microphone and speaker control for configuration flexibility

SoundStation Premier 500D and SoundStation Premier EX 550D Direct Digital PBX Connect	• Same audio quality as the SoundStation2, remote control and direct connectivity with Avaya and Nortel PBX’s	$999-$1,499

SoundStation2	• Polycom’s Acoustic Clarity Technology. Full duplex and echo cancellation capabilities that facilitate conversations without clipping or distortion	$599-$699
• Microphones that track the person speaking and active noise reduction and automatic gain control to remove background noise from PC’s, projectors and HVAC systems
• Ability to connect with most cell phones and use in environments without an analog line.
• Expandable model for external microphone connection in larger rooms

SoundStation 2W	• Wireless voice featuring Polycom’s Acoustic Clarity Technology. Full duplex and echo cancellation capabilities that facilitate conversations without clipping or distortion	$699-$899

Voice Communication Products	Key Features	Typical US List Price
• Microphones that track the person speaking and active noise reduction and automatic gain control to remove background noise from PC’s, projectors and HVAC systems
• Up to 24 hours talk time (160 hours stand by time) on Lithium Ion battery and enhanced security with 64 bit encryption
• Ability to connect with most cell phones and use in environments without an analog line.
• Expandable model for external microphone connection in larger rooms

SoundStation IP	• Polycom’s Acoustic Clarity Technology. Full duplex and echo cancellation capabilities that facilitate natural conversations without clipping or distortion	$999-$1,099
• Supports multiple IP protocols
• Expandable model for external microphone connection in larger rooms

SoundPoint IP 300, 500 and 600	• Full-featured, standards based Voice over IP desktop telephones featuring professional full duplex hands free communication and handset capabilities	$180-$399
• SoundPoint IP 300 supports up to 2 lines, SoundPoint IP 500 supports up to 3 lines and SoundPoint IP 600 supports up to 6 lines
• Supports multiple IP protocols
• High resolution graphical LCD display for applications and ease of use

VoiceStation 100	• High-quality voice conferencing product for smaller offices	$299

SoundPoint Pro	• Integrated, high-quality speakerphone with handset feature	$199-$299
• Multi-functional handset, with professional hands free communication capabilities

Network Systems segment

As enterprises, educational institutions, government agencies and other organizations look to provide video, voice and data sharing applications to their employees and communicate with individuals outside their organizations, they face the challenge of interconnecting various network types, network protocols, transmission speeds and end-points. These customers require network systems designed to resolve these complex interoperability, multipoint connectivity and security issues. The service provider market will become increasingly important to our business as end-user customers use service providers to solve these complex problems. Network systems must also ensure a consistent level of high quality service by intelligently matching end-user applications to available network resources. Further, network systems must satisfy end-users who demand video, voice, data and web communications sessions that are easy to establish and manage.

Our network systems products provide a broad range of video, voice, data and web communication capabilities to businesses, telecommunications service providers, and government and educational institutions. Our MGC-25, MGC-50 and MGC-100 media servers provide seamless network connectivity across packet-based broadband networks and traditional circuit-switched networks for both video and voice multipoint conferencing. The advanced transcoding capabilities of our MGC systems enable reliable and optimal communication among end-points with different video, voice and data parameters and bandwidth capabilities. In addition, the MGC products combine fully featured voice conferencing and fully featured video conferencing on the same platform supported by a common management system. We call this Unified Conferencing, providing the ability to join a multipoint call regardless of the type of end point or network; permitting IP, circuit switched audio and ISDN video to be in the same conference is unique to Polycom.

In addition, we acquired Voyant Technologies, Inc. in January 2004 and added their audio bridging product, ReadiVoice, to our network systems product offerings. ReadiVoice is a reservation-less audio conferencing system with installations at the world’s 10 largest conferencing service providers. ReadiVoice operates on the InnoVox® 480 and 4000 media servers. These high-density, carrier-class platforms contain no single points of failure and are designed to provide maximum system availability and flexibility with virtually zero downtime. ReadiVoice routing also allows for scalability, network redundancy, and the ability to geographically distribute media servers.

Our line of network systems products also includes a suite of software products that enable the easy integration and management of the network and endpoints and allows for easy web collaboration. For example, PathNavigator offers powerful advanced gateway capabilities that simplify the use of enterprise video throughout a converged network, ensures reliability and security and effectively manages network bandwidth. In addition, the Polycom Global Management System is a web-based system management software solution for IT professionals to manage their enterprise-wide video communications network. Global Management System has the ability to manage the iPower products in addition to the ViewStation, VSX range of endpoints and any third-party video communication products with an embedded web server. Also, the Polycom Conference Suite, or PCS, schedules conferences by providing users with the ability to invite guests, book rooms, and select necessary equipment, all from within Microsoft Outlook or through a Web interface. PCS also allows IT professionals to proactively monitor, control, track, and adjust the network by utilizing an easy-to-use graphical web interface, as needed, from any location. It also gives administrators the ability to control conference room equipment at a remote location. Further, WebOffice Conferencing Portal provides a web-based virtual office, enabling users to conduct online meetings, or share documents, applications or desktops in a secure, interactive environment on an ad-hoc or scheduled basis. WebOffice users can also conduct instant message sessions with colleagues and launch voice and video conferencing from their WebOffice interface.

Network Systems Products	Key Features	Typical US List Price

MGC-100	• Multipoint control units for service providers, enterprises, education and government institutions and workgroups	$284,000-$525,500
• Voice, video and data conferencing bridge
• Embedded multi-network, multi-protocol gateway
• Supports multiple standards for video, voice and data
• Supports end-points at connection rates up to 2 Mbps
• Interfaces with 10/100 Ethernet, E-1 or T-1 lines

MGC-50	• Multipoint control units for service providers, enterprises, education and government institutions and workgroups	$63,000-$209,000
• Voice, video and data conferencing bridge
• Embedded multi-network, multi-protocol gateway

Network Systems Products	Key Features	Typical US List Price
• Supports multiple standards for video, voice and data
• Supports end-points at connection rates up to 2 Mbps
• Interfaces with 10/100 Ethernet, E-1 or T-1 lines

MGC-25	• Supports IP and ISDN video conferencing, video gateway applications, PSTN and IP voice conferencing as well as Polycom’s new unified conferencing	$22,000-$79,950
• Supports Polycom Office™ features such as H.264, People + Content, Pro-Motion Video, and Siren 14™ wideband audio

ReadiVoice	• Reservation-less audio conferencing solution for PSTN and SIP networks	$300,000-$1M plus
• High port density and high availability to support carrier-class environment
• Intelligent Network Call Routing technology leverages Signaling System 7 (SS7) or Session Initiation Protocol (SIP)

Polycom Conference Suite	• Schedule conferences, rooms and resources through Microsoft Outlook™ or a Web browser interface	$2,199-$324,999
• Manage third party conferencing equipment
• Reduce conferencing deployment costs through management

Global Management System	• Real-time, Web-based monitoring and management of video equipment enables cost-effective support for IT managers	$249-$49,999
• Centralized address book server application provides easy access for users

PathNavigator	• Advanced Gatekeeper for IP and ISDN video calls	$1,249-$49,999
• Intelligent routing engine, greatly simplifying how a call is processed through a conferencing network
• Polycom OneDial™ makes video calls easier for end-users

WebOffice	• Web-based collaborative virtual office software with browser interface	$200 per user
• Enables anytime, online meetings or application sharing in a secure environment
• Allows users to instantly start point-to-point or multipoint audio or video calls directly from an Instant Message interface.
• Allows users to Instant Message with colleagues from their virtual office

Services Segment

To assist our end-user customers in implementing and managing their video conferencing applications, voice communication products and network systems products, on a global basis, we offer a comprehensive portfolio of additional professional and maintenance services. These services are offered through our organization, as well as through our worldwide channel partner network.

We also offer installation services and a complete range of training offerings. Our training program provides our resellers and end-user customers with educational services to ensure effective operation of our products. For the ongoing support of our end-user customers, we provide maintenance services, including telephone support, parts exchange, on-site assistance and direct access to our support engineers for real-time troubleshooting of our products. Our services are sold both directly to end-user customers and through our resellers.

We believe that service and support are critical components of customer satisfaction. In 2004, we opened several new call centers throughout Asia and invested in new spare parts depots in India and Mexico to better service our customers. In addition, we also opened a wholly owned foreign entity (WOFE) in China. Establishing a presence in China will allow us to sell service and further demonstrates our commitment to providing premier quality service worldwide. Our support services are flexible and available for every Polycom product deployed in ISDN, IP or mixed network environments.

We recently announced the Polycom Certified Service Partner (CSP) program that will be implemented during 2005. The CSP program certifies Polycom’s service and support channel partners by verifying their performance in providing customers with 24x7 support, fast response times, call center support, and stringent training in Polycom solutions and IP networking. The CSP program requires certified partners to maintain a high level of customer satisfaction in order to achieve annual recertification. Polycom and its CSP partners are jointly able to offer maintenance and diagnostic service and support. The Polycom CSP program requires that certified partners demonstrate expertise in virtually all aspects of Polycom technology and associated network environments. The Polycom CSP program is an annual certification that recognizes a channel partners’ expertise and service capabilities, and their ongoing focus on customer satisfaction as measured through service performance metrics. The CSP program is currently in progress and several Polycom channel partners are in the application and audit process for certification.

Maintenance and support prices vary by model, number of systems and program options. Prices generally range from 4% to 15% of product list price depending on the product and the level of service selected. All services may not be available on all products.

We also offer Advanced Services solutions which include:

Implementation Service: The core offering includes project management, a pre-installation survey, database development and configuration, on-site installation, testing and onsite administrator training.

Video Conference Service Quality Assessment: We identify issues that affect reliability, performance and user satisfaction, and recommend solutions to improve video conference service quality.

Performance Benchmarking and Best Practices Assessment: This is a highly structured program that gives a clear understanding of what conferencing network can really deliver, how to reduce network costs, streamline usage processes, and improve efficiency and quality of service.

ISDN to IP Transition Workshop: Improved service quality, reliability, and substantial cost-savings over an ISDN environment makes the decision to transition to IP a consideration by many enterprises today. Polycom offers a two-day workshop to share our knowledge and expertise regarding the transition.

COMPETITION

We continue to face significant competition for products in our Communications segment, which, by their nature, are subject to rapid technological change. In video communications, our major competitors include Tandberg and a number of other companies including Aethra, Avistar, D-Link, Huawei, LeadTek, NEC, Panasonic, Sony, VCON, VTEL and ZTE, as well as various smaller or new industry entrants. Some of these companies have substantial financial resources, as well as production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, Tandberg has entered into a agreement to further their strategic relationship with Cisco Systems whereby Tandberg will provide Cisco with technology that will be co-branded and sold by Cisco. We believe we will face increasing competition from alternative video communications solutions that employ new technologies, or new combinations of technologies, from companies such as 3Com, Cisco Systems, Hewlett-Packard, Dell, Microsoft, Nortel Networks, RealNetworks and WebEx, that enable web-based or network-based video and collaboration communications. We expect competition to persist and increase in the future in this area. In voice communications, our major competitors include Aethra, ClearOne Communications, Konftel, Mitel and other companies that offer lower cost, full-duplex speakerphones. In the VoIP desktop space, there are several low cost manufacturers in Asia and Europe that are emerging. In addition, there are notable PBX and IP Call Manager manufacturers that compete in the standards based IP space including Cisco Systems, Mitel and Siemens. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that cost less than our voice communications products. Our video network systems business has significant competition from RADVISION, and a number of other companies, including Cisco Systems, First Virtual, Huawei and Tandberg. Our audio network systems business has significant competition from companies such as Spectel, which was recently purchased by Avaya, Compunetix, and Latitude. For our services business, we see the competition coming from a number of companies, including Cisco Systems and Nortel, and we believe these vendors will look at our products as potential service revenue streams, in addition to trying to provide one service solution to their customers. Today third party maintenance companies are not a big threat to our service base, but as the industry continues to grow, this may become a concern over time. For a discussion of risks potentially affecting our operations, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including “Other Factors That May Affect Future Operations”, in particular risks related to “If we fail to compete successfully, our business and results of operations would be significantly harmed” and “We face risks related to our dependence on channel partners to sell our products”.

TECHNOLOGY

We intend to continue to invest in and leverage our core technologies to develop, enhance and market our communications endpoints, infrastructure elements, enabling tools and overall products and product enhancements. These core technologies in our product offerings include the following:

Video System Architectures. Polycom continues to develop and grow its new “Common Architecture,” first introduced in the VSX product family. While conventional systems require extensive tuning and rewriting to adapt their software algorithms to each specific hardware design, the Common Architecture delivers performance levels that are almost independent of the hardware configuration. This platform enables faster development of innovative new features and improvements across the whole range of VSX products. With the introduction of the PVX personal video system and a wide new range of products in the VSX family, we have incorporated an array of architectural innovations in our video conferencing products.

Firewall and NAT Traversal. The ability to place video calls through company firewalls and NAT (network address translation) structures easily but securely is of high importance in the business environment. Some other systems do this using tunneling, a technique that disguises data by hiding it inside a wrapper. However, tunneling violates many corporate security philosophies because it can conceal damaging content, such as viruses and spyware, from corporate perimeter network protections. In response to this problem, Polycom has developed Application Aware Networking ™, a technology that addresses the need for security while remaining compatible with 323-aware firewalls and session border controllers, compliant with corporate security requirements, and backwards compatible with 323-compatible voice and video endpoints. By combining multiple technologies, we believe this optimizes performance by finding and using the shortest possible path for video and voice routing, as well as providing traffic management to ensure that live voice and video receive high quality network performance. We will continue to invest in solutions for security and firewall issues, to ensure a safe, trouble-free connection for video, voice and data.

Interactive Stereo Audio. The ability to conduct fully interactive conversations in a multi-channel environment such as stereo brings new benefits to a conference. With Polycom’s proprietary new full-duplex stereo technology, sharing of the full acoustic environment between remote locations means that room noise, reverberation, and even competing talkers can be addressed much more comfortably and easily facilitated.

Enhanced Wideband Audio. We continue to make significant investments in the development of key audio technologies to provide improved fidelity in conferencing and point-to-point environments. We currently provide wideband audio, using our industry-developed standard, G.722.1, in our voice, video and MGC products.

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

Versatile Media Bridging. By developing new architectures, algorithms and techniques, we are extending our base of bridging products. Our focus on basic architectures continues to enable configuration flexibility, enhanced product function, cost reduction, and the applicability of design elements in multiple products and environments.

Data Collaboration Technology. New extensions of our data collaboration technologies bring versatility, ease of use, and performance to users and groups in an increasing number of environments. These technologies allow productive data conferencing, whether web-based, IP-based, or plus-content.

Industry Standards Leadership. We continue our role in industry leadership in numerous standards activities. Our technical expertise and management contributions are in roles as editor, contributor and other capacities in world and regional standards committees. These include ITU-T Study Group 16, Internet Engineering Task Force, International Multimedia Telecommunications Consortium and Telecommunications Industry Association, and also cover emerging technology areas such as media coding, communications protocols, endpoint requirements, and industry interoperation.

Digital Acoustic Processing. We continue to enhance and develop our advanced acoustic processing to extend advanced generation audio sharing and enhancement technologies. As demonstrated in the SoundStation VTX1000, these continuing investments are resulting in improvements in naturalness, range, sensitivity and trouble-free usability. We are also developing algorithms and techniques to improve our media performance in a broad range of room environments. These extend from the local, personal environment of the desktop, through the medium-sized conference rooms that are commonly used in the tabletop conference terminals, to the large versatile spaces that are often best served by integrated room audio systems and more sophisticated control mechanisms.

Conferencing Integration and Management. We are continuing our investment in a new generation of integrated system management tools that increase the security, reliability, and ease of operation of the elements of its systems. Our Global Management System, or GMS, is a client/server system for meeting and device coordination and management via integrated network control. This improves the reliability and accessibility of network systems and helps assure completeness and uniformity among users, which is especially useful to corporate users and IT organizations.

RESEARCH AND DEVELOPMENT

We believe that our future success depends in part on our ability to continue to enhance existing products and to develop new products that maintain technological competitiveness. Our current development efforts focus principally on our Communications and Network Systems product families. The markets for these products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and require a significant investment in research and development. We intend to expand upon these product platforms through the development of software options, upgrades and future product generations. In addition, we plan to allocate more of our resources to the integration of our products with those of other companies and on joint initiatives with our strategic partners. However, we cannot assure you that these products will be made commercially available as expected or otherwise on a timely and cost-effective basis or that, if introduced, these products will achieve market acceptance. Furthermore, we cannot assure you that these products will not be rendered obsolete by changing technology or new product announcements by other companies.

Research and development expenses are expensed as incurred and totaled approximately $92.1 million in 2004, $72.6 million in 2003 and $72.5 million in 2002. We believe that significant investments in research and development are required to remain competitive since technological competitiveness is key to our future success. We intend to continue to make substantial investments in product and technology development. We also intend to continue to participate in the development of various teleconferencing industry standards, which are or may be incorporated into our products. For risks surrounding our technology, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including “Other Factors That May Affect Future Operations”, in particular risks related to “We face risks associated with our products and product development, including new product introductions and transitions”.

SALES AND DISTRIBUTION

We market and sell our products through a broad worldwide network of channel partners, which includes distributors, value-added resellers, and retailers and, in some cases, we market and sell our products directly to leading communications service providers. Our channel partners include Review Video, T2 Supply, Ingram Micro, Wire One Technologies, Digital China Technology, Tech Data, Nanjing Postel, SKC Communications, Cisco Systems, Jenne Distributors, GBH Distributing, Imago Micro, Otsuka Shokai, Daito Electronics, Genedis, Siemens Communications, and Princeton Technology. Many of these resellers sell a variety of communication products and/or services and, with our products, offer a complete product portfolio.

Through our direct-touch sales force, we sell hand-in-hand with our channel partners, which we believe better enables us to sell the benefits of our end-to-end video, voice, data and web collaboration solutions. This strategy enables us to have more direct interaction with our end-user customers. We believe that it is important to maintain a close working relationship with these customers in order to meet their demands for sales and support on a multinational basis. Our partners are required to be certified for certain network systems and video products that we believe yield a higher level of end-user customer satisfaction. Channel partners that stock product maintain a limited amount of inventory and for some channel partners and certain network system products, we drop ship directly to their end-user customers as opposed to having these partners carry inventory. We plan to continue to focus on federal, state and local government opportunities working with new and existing channel partners. To complement our sales efforts, we advertise in trade and general business print media and participate in a wide array of trade shows and public relations. For risks associated with our dependence on our channel partners, please see “Management’ Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including “Other Factors That May Affect Future Operations,” in particular risks related to “We face risks related to our dependence on channel partners to sell our products.”

We typically ship products within a short time after we receive an order and, therefore, backlog has not been a good indicator of future revenues. Revenues for any particular quarter are difficult to predict with any degree of certainty. We include in backlog open product orders for which we expect to ship or services which we expect to bill and record revenue in the following quarter. Once billed, unrecorded service revenue is included in deferred revenue. As of December 31, 2004, our order backlog was $20.1 million as compared to $22.7 million at December 31, 2003. For factors affecting our ability to maintain this level of backlog please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including “Other Factors That May Affect Future Operations,” in particular risks related to “Our operating results are hard to predict if a disproportionate amount of our sales occur at the end of a quarter.”

We have historically focused our sales efforts in regions of the world where we believe customers have begun to invest significantly in conferencing equipment and services. These regions currently include North America, Europe, Asia and Central and Latin America. The principal resellers outside of North America of our products currently include Digital China Technology, Nanjing Postel, Otsuka Shokai, Daito Electronics, Princeton Technology, Siemens Communications, Hitachi High Technologies, United Australia Pty Limited, Review Video, Hitachi Densen Shoji, Tata Telecom Limited, Unitronics, Nimans, Hualiteq International, Electroboard, BT Conferencing Finance, KPCom, Telindus, NT Plus GMBH, and Achieva Technology. See Note 17 of Notes to Consolidated Financial Statements for selected financial information by geography.

We have established product distribution centers in the European and Asian markets in order to better serve our international customers, which have increased the costs associated with our international operations. For risks associated with our international sales, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including “Other Factors That May Affect Future Operations,” in particular risks related to “We face risks related to our international operations and sales.”

A substantial majority of our revenues are from value-added resellers, distributors, service providers and retailers. No customer accounted for more than 10% of our total revenues or Communication segment revenues in 2004, 2003 or 2002. No one customer accounted for more than 10% of our Network Systems segment revenues in 2004. In 2003 and 2002, our Network Systems segment had two channel partners that, together, represented approximately 21% and 20%, respectively, of Network Systems segment revenues. We believe it is unlikely that the loss of one or both of these channel partners would have a material adverse affect on the revenues of this segment as we believe end-users would likely purchase our network systems products from a different channel partner. In 2004, we began selling our audio network systems, a product line obtained through the Voyant acquisition, direct to end users and the revenues in the Network Systems segment from end users are subject to more variability than our revenues from our reseller customers. The loss of one or more of the audio network system customers could have a material impact on our Network Systems segment and consolidated revenues. For risks associated with our ability to generate revenues in the future, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including “Other Factors That May Affect Future Operations,” in particular risks related to “General economic conditions may reduce our revenues and harm our business,” “We face risk related to our dependence on channel partners to sell our products,” “We experience seasonal fluctuations in our revenues,” and “If we fail to compete successfully, our business and results of operations would be significantly harmed.”

CUSTOMER SERVICE AND SUPPORT

We believe that service and support are critical components of customer satisfaction. Although our resellers maintain and provide technical support to their end-user customers, we provide a wide range of service and support offerings to our resellers and directly to some end-user customers. Service revenues for our communications and network systems products are included in our services segment. See Note 17 to Notes to Consolidated Financial Statements.

We provide warranty support for all of our products. The warranty period is generally one to three years for hardware products and ninety days for software media and repaired parts. In addition to warranty, we provide other service offerings. These offerings include consulting, education, project management and traditional maintenance services. Consulting services consist of planning and needs analysis for end-users; design services, such as room design and custom solutions, providing customized videoconferencing solutions to meet each end-user’s unique requirements; and project management, installation and training which provide end-users with effective implementation of videoconferencing systems. All services are sold both directly to end-user customers and through our resellers. Service programs for local and international resellers range from reselling our service offerings to providing back-end support for servicing end-users. All maintenance services are delivered on a worldwide basis from several integrated support centers located in the United States, United Kingdom, Australia, Singapore, China and Japan. Spare parts are stocked at strategic locations around the world to meet response time commitments to customers and resellers. We utilize direct field service staff as well as resellers and third-party service providers to perform installation and on-site repairs. We deliver all other services through a combination of in-house personnel as well as outside contractors. In addition, a technical service center hotline provides a full range of telephone support to our resellers and to end-user customers and we offer electronic support via the World Wide Web. We maintain contracts with a number of different vendors throughout the world to provide certain services, including front line technical telephone support in North America, on-site field support and logistics.

MANUFACTURING

We subcontract the manufacture of our voice and video product lines to Celestica, a third-party contract manufacturer. We use Celestica’s facilities in Thailand, China and Singapore. Further, our video network systems products are manufactured in Israel, although we do have the capability to perform some testing and final assembly in Atlanta, Georgia and Thailand for one of the video network systems products. We also subcontract the manufacture of our audio network systems products to several suppliers in the United States. For risks associated with our manufacturing strategy please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including “Other Factors That May Affect Future Operations,” in particular risks related to “We face risks related to our international operations and sales,” “We have limited supply sources for some key components of our products, and our operations could be harmed by supply interruptions, component defects or unavailability of these components,” “Manufacturing disruption or capacity constraints would harm our business” and “Business interruptions could adversely affect our operations”.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

While we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights, we believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. We currently have one hundred ten United States patents issued covering our conferencing products. The expiration of these patents range from 2005 to 2020. In addition, we currently have one hundred and eleven foreign patents issued whose expirations range from 2005 to 2020. Further, we have eighty-five United States patents pending covering our conferencing and our network systems products and one hundred and twenty foreign patent applications pending. Polycom, Polyspan, SoundStation Premier, ShowStation, SoundPoint, SoundStation, ViewStation, Polycom logos and others are registered trademarks of Polycom, and, WebStation, MeetingSite, ViaVideo, iPower, VoiceStation, SoundStation Premier Satellite, iPriority, Clarity by Polycom, SoundStation product configuration and others are trademarks of Polycom in the U.S. and various countries. According to federal and state law, Polycom’s trademark protection will continue for as long as we continue to use our trademarks in connection with the products and services of Polycom. For risks associated with our intellectual property and other proprietary rights please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including “Other Factors That May Affect Future Operations,” in particular risks related to “If we have insufficient proprietary rights or if we fail to protect these rights we have, our business would be materially impaired.” Also see Item 3. “Legal Proceedings” for a description of our current legal proceedings.

We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, EBSNet, Mitsubishi, Omnitel, RADVISION and Telesoft, video algorithm protocols from Ezenia! and Real Networks, development source code from Avaya, Cisco Systems, Hughes Software Systems, Ltd. and Philips Semiconductor, audio algorithms from Lucent Technologies, Nortel Networks and Texas Instruments, communication software from DataBeam and Windows software from Microsoft. These third-party software licenses may not continue to be available to us on commercially reasonable terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business and results of operations. In addition, in November 2004, we entered into a patent cross-license agreement with Avistar Communications, Inc. (“Avistar”) and Collaboration Properties, Inc., a wholly-owned subsidiary of Avistar (“CPI”), whereby non-exclusive, fully paid-up, worldwide patent licenses to each party’s respective patent portfolios were granted. See Note 12 of Notes to Consolidated Financial Statements.

EMPLOYEES

As of December 31, 2004, we employed a total of 1,437 persons, including 611 in sales, marketing and customer support, 488 in product development, 151 in manufacturing and 187 in finance and administration. Of these, 493 were outside of North America. We have experienced no work stoppages and believe our relationship with our employees is good.

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

The majority of our video communications and service operations are located in an approximately 183,000 square foot leased facility in Andover, Massachusetts and an approximately 62,000 square foot leased facility in Austin, Texas. Our network systems operations occupy approximately 40,000 square feet in Petach Tikva, Israel and 32,000 square feet in Atlanta, Georgia, which is also shared with our installed voice business. Our audio network systems operations are located in approximately 84,000 square foot leased facility located in Westminster, Colorado. In addition, we lease space in North Vancouver, Canada for our VoIP development operation and in Burlington, Massachusetts for our advanced voice development operations. See Note 12 of Notes to Consolidated Financial Statements.

The Andover, Massachusetts lease was amended in November 2003. The original term of this lease, which would end in 2014, was amended to allow us to exit the facility in various stages through 2008 in exchange for certain cash payments. In June 2004, we entered into a termination agreement and related payment agreement for this facility which terminated the lease on all of the unoccupied space as of December 28, 2004. The agreement resulted in an acceleration of the termination payments that were previously scheduled through 2008. As of December 31, 2004, we had an outstanding letter of credit in the amount of $3.1 million, which was secured by our line of credit for the remaining termination payments. All amounts owing under the lease termination agreement were paid in January 2005.

We lease an approximately 55,000 square foot facility in Tracy, California for our North American and Latin American distribution center. Further, we utilize space at our manufacturing contractor in Thailand and our European distribution contractor in the United Kingdom and Netherlands to provide Asian and European distribution and repair centers, respectively.

Within the U.S., we lease office space, primarily for sales offices in various metropolitan locations, including: Atlanta, Georgia; Chicago, Illinois; Silver Spring, Maryland; New York, New York; Plano, Texas and Redmond, Washington. Outside of the U.S, we lease offices in several countries, including Australia, Canada,

China, France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, Peru, Singapore, Spain and the U.K. Our facilities are leased pursuant to agreements that expire beginning in January 2005 and extend out to 2018.

As a result of the acquisition of PictureTel completed in October 2001, we identified redundant facilities that we intend to terminate or sublease or have terminated or subleased. For example, we have an approximately 152,000 square foot building which is fully subleased to a third party for which the sublease runs concurrent with our lease obligation. As a result, we are not currently showing a lease obligation related to this facility. See Note 5 of Notes to Consolidated Financial Statements.

We believe that our current facilities are adequate to meet our needs for the foreseeable future, and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as our business expands. In particular, we expect to face an increasing number of patent and other intellectual property claims as the number of products and competitors in Polycom’s industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the company’s financial position or results of operations. However, litigation is subject to inherent uncertainties, and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

On November 12, 2004, we entered into a settlement agreement (the “Settlement Agreement”) with Avistar and CPI, pursuant to which Polycom and CPI settled the following patent infringement litigation matter between them: Collaboration Properties, Inc. v. Polycom, Inc., Case No. 02-CV-04591 (N.D. Cal.). Under the terms of the Settlement Agreement, Polycom agreed to pay Avistar a one-time amount of $27.5 million, and CPI agreed to dismiss all claims in the litigation with prejudice. In addition to the Settlement Agreement, we, Avistar and CPI entered into a patent cross-license agreement whereby non-exclusive, fully paid-up, worldwide patent licenses to the respective patent portfolios of each party and its subsidiaries were granted by us and our subsidiaries to Avistar and its subsidiaries, including CPI, and by Avistar and its subsidiaries to us and our subsidiaries. We incurred a one-time charge of $20.8 million in 2004 and recorded $6.7 million as a prepaid license. We expect to amortize this prepaid license through the third quarter of 2013, the expiration date of the patents-in-suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of March 1, 2005, are as follows:

Name	Age	Position(s)
Robert C. Hagerty*	53	Chairman of the Board of Directors, Chief Executive Officer and President
Michael R. Kourey*	45	Senior Vice President, Finance and Administration, Chief Financial Officer, and Director
Sunil K. Bhalla	48	Senior Vice President and General Manager, Voice Communications
Pierre-Francois Catte	48	Senior Vice President, Corporate Operations
Kathleen M. Crusco	39	Vice President and Worldwide Controller (executive officer until March 15, 2005)
Laura J. Durr	44	Assistant Controller (executive officer commencing March 15, 2005)
James E. Ellett	45	Senior Vice President and General Manager, Video Communications
Philip B. Keenan	42	Senior Vice President and General Manager, Network Systems
Kim Niederman	53	Senior Vice President, Worldwide Sales

*	Member of the Board of Directors.

Mr. Hagerty joined us in January 1997 as our President and Chief Operating Officer and as a member of our Board of Directors. In July 1998, Mr. Hagerty was named Chief Executive Officer. In March 2000, Mr. Hagerty was named Chairman of our Board of Directors. Prior to joining us, Mr. Hagerty served as President of Stylus Assets, Ltd., a developer of software and hardware products for fax, document management and Internet communications. He also held several key management positions with Logitech, Inc., including Operating Committee Member to the Office of the President, and Senior Vice President/General Manager of Logitech’s retail division and worldwide operations. In addition, Mr. Hagerty’s career history includes positions as Vice President, High Performance Products for Conner Peripherals, Director of Manufacturing Operations and General Manager for Signal Corporation, and Operations Manager for Digital Equipment Corporation. Mr. Hagerty currently serves as a member of the Board of Directors of Modulus Video, Inc. Mr. Hagerty holds a B.S. in Operations Research and Industrial Engineering from the University of Massachusetts, and an M.A. in Management from St. Mary’s College of California.

Mr. Kourey has been one of our directors since January 1999. Mr. Kourey has served as our Senior Vice President, Finance and Administration since January 1999 and as our Chief Financial Officer since January 1995. He also served as Vice President, Finance and Administration from January 1995 to January 1999, Vice President, Finance and Operations from July 1991 to January 1995, Secretary from June 1993 to May 2003 and Treasurer from May 2003 to May 2004. Mr. Kourey currently serves as a member of the Board of Directors of WatchGuard Technologies, Inc. and 2Wire, Inc. and serves on the Advisory Board of the Business School at Santa Clara University. Prior to joining us, he was Vice President, Operations of Verilink Corporation. Mr. Kourey holds a B.S. in Managerial Economics from the University of California, Davis, and an M.B.A. from Santa Clara University.

Mr. Bhalla joined us in February 2000 as our Senior Vice President and General Manager, Voice Communications. Before joining us, Mr. Bhalla served as Vice President of Polaroid Corporation’s Internet Business from October 1999 to January 2000 and also served as Polaroid’s Vice President and General Manager, Worldwide Digital Imaging Business from June 1998 to October 1999. Previously, Mr. Bhalla also held posts as Director of Strategic Marketing at Computervision Corporation from September 1991 to June 1993, as well as senior management positions with Digital Equipment Corporation from September 1986 to August 1991. Mr. Bhalla holds a M.S. in Mechanical Engineering and CAD/CAM from Lehigh University, Pennsylvania, and a B.S. in Mechanical Engineering from Institute of Technology, BHU, India.

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

Ms. Crusco joined us in January 2002 as Vice President and Worldwide Controller. In August 2002, Ms. Crusco was appointed Principal Accounting Officer. As announced in December 2004, effective March 15, 2005, Ms. Crusco will become our Vice President of Worldwide Finance, transitioning from her current position as our Vice President, Worldwide Controller, and Principal Accounting Officer. Before joining us, Ms. Crusco was Vice President, Worldwide Controller at Documentum, Inc. from April 1999 to January 2002 and Director of Finance at Adaptec, Inc. from June 1997 to April 1999. Ms. Crusco also had various positions for over ten years at Price Waterhouse, LLP, including Senior Audit Manager. Ms. Crusco is a certified public accountant and holds a B.S. in Accounting from California State University of Chico.

Ms. Durr will become, effective March 15, 2005, our Vice President, Worldwide Controller and Principal Accounting Officer. Ms. Durr joined us in March 2004 as our Assistant Controller. Prior to joining Polycom, Ms. Durr served as the Director of Finance & Administration for QuickSilver Technology, Inc. from February 2003 to March 2004, as an independent consultant from July 2002 to February 2003 and as the Corporate Controller for C Speed Corporation from April 2001 to June 2002. From October 1999 to October 2000, Ms. Durr was a business unit Controller at Lucent Technologies, Inc. after Lucent’s acquisition of International Network Services, where she served as the Corporate Controller from May 1995 to October 1999. Ms. Durr also spent six years in various capacities at Price Waterhouse LLP. Ms. Durr is a certified public accountant and holds a B.S. in Accounting from San Jose State University in San Jose, California.

Mr. Ellett joined us in February 2003 as Senior Vice President and General Manager, Video Communications. Before joining us, Mr. Ellett served as Vice President and General Manager of the Client Business Unit of Advanced Micro Devices. Prior to Advanced Micro Devices, Mr. Ellett held various general manager positions at Compaq Computer Corporation from November 1996 through February 2001. In addition, Mr. Ellett held positions at Cyrix Corporation, Digital Equipment Corporation and spent six years at Dell Computer Corporation in various positions in the Desktop Systems, Consumer Products and Portable Systems groups. Mr. Ellett holds a B.S. in Electrical Engineering from The University of Texas at Austin.

Mr. Keenan has served as our Senior Vice President and General Manager, Network Systems since January 2003. Prior to that, Mr. Keenan served as our Senior Vice President, Worldwide Sales and Marketing from January 2002 to January 2003 and as our Senior Vice President and General Manager, Network Systems, from March 2001 to January 2002. Prior to joining us, Mr. Keenan served as Senior Vice President, Worldwide Sales and Marketing of Accord Networks Ltd. from April 1998 until February 2001. Mr. Keenan served as the Vice President of International Sales for VideoServer, Inc. from May 1994 until February 1998. Mr. Keenan holds an honors degree in Mining Geology from Cardiff University in the United Kingdom.

Mr. Niederman joined us in January 2003 as Senior Vice President, Worldwide Sales. Prior to joining Polycom, Mr. Niederman served as President, CEO and founder of LongBoard, Inc., a leader in software-based IP services platforms. Mr. Niederman also served as President and CEO of Magellan Network Systems during 1999, Vice President, Worldwide Sales with start-up RadioLAN, Inc. from 1997 through 1999, and Vice President of Sales with FORE Systems, Inc. from 1995 through 1997. Mr. Niederman also held various positions at Cisco Systems from 1990 through 1995, including Director, Worldwide Sales of Cisco’s first business unit, Director, Central Operations and Region Manager, Central Area. Mr. Niederman holds a B.A. in Political Science from the University of Denver.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The following table presents the high and low sale prices per share for our common stock as reported by the Nasdaq National Market, under the symbol PLCM, for the periods indicated.

	High	Low
Year Ended December 31, 2003:
First Quarter	$11.95	$7.67
Second Quarter	15.13	7.98
Third Quarter	17.91	13.40
Fourth Quarter	22.31	16.35
Year Ended December 31, 2004:
First Quarter	$24.17	$18.44
Second Quarter	23.50	18.37
Third Quarter	22.38	16.73
Fourth Quarter	24.07	19.58
Year Ending December 31, 2005:
First Quarter (through February 28, 2005)	$23.55	$15.90

On February 28, 2005 the last reported sale price of our common stock as reported on the Nasdaq National Market was $16.19 per share. As of December 31, 2004, there were approximately 1,148 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock and do not anticipate, at this time, paying any cash dividends on our capital stock in the near future. We currently intend to retain any future earnings for use in our business, future acquisitions or future repurchases of our common stock.

Share Repurchase Program

In June 2002 and August 2004, the Board of Directors approved plans to purchase up to 3.5 million shares and 10 million shares, respectively, of the Company’s common stock in the open market. As of December 31, 2004, we had purchased approximately 5.0 million shares in the open market, for cash of $75.4 million under these plans. These shares of common stock have been retired and reclassified as authorized and unissued. During the years ended December 31, 2004, 2003 and 2002, we purchased 2.8 million, 0.8 million and 1.5 million shares of our common stock in the open market for cash of $52.5 million, $6.9 million and $15.9 million, respectively. We may continue to purchase shares in the open market. As of December 31, 2004, we had purchased all of the approved shares under the June 2002 repurchase plan and are authorized to purchase up to an additional 8.5 million shares under the August 2004 repurchase plan. The following table provides a month-to-month summary of the stock purchase activity during the year ended December 31, 2004:

Period	Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plan	Maximum Shares that May Yet be Purchased Under the Plan
1/01/04 to 1/31/04	—	$—	—	1,262,500
2/01/04 to 2/29/04	—	—	—	1,262,500
3/01/04 to 3/31/04	—	—	—	1,262,500
4/01/04 to 4/30/04	—	—	—	1,262,500
5/01/04 to 5/31/04	675,000	19.46	675,000	587,500
6/01/04 to 6/30/04	—	—	—	587,500
7/01/04 to 7/31/04	—	—	—	587,500
8/01/04 to 8/31/04	1,837,500	18.68	1,837,500	8,750,000
9/01/04 to 9/30/04	—	—	—	8,750,000
10/01/04 to 10/31/04	93,000	19.80	93,000	8,657,000
11/01/04 to 11/30/04	158,000	20.52	158,000	8,499,000
12/01/04 to 12/31/04	—	—	—	8,499,000

Total	2,763,500	$19.01	2,763,500

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Product revenues	$483,535	$381,439	$406,820	$344,406	$336,007
Service revenues	56,717	38,984	45,271	22,425	7,619

Total revenues	540,252	420,423	452,091	366,831	343,626

Cost of revenues
Cost of product revenues	161,619	137,685	160,766	136,199	138,047
Cost of service revenues	37,092	27,892	26,747	9,046	4,211

Total cost of revenues	198,711	165,577	187,513	145,245	142,258

Gross profit	341,541	254,846	264,578	221,586	201,368

Operating expenses
Sales and marketing	120,699	101,884	97,105	71,844	67,572
Research and development	92,076	72,638	72,487	52,331	36,831
General and administrative	36,942	31,334	29,947	21,564	20,702
Acquisition-related costs	1,394	386	3,699	24,077	4,768
Purchased in-process research and development	4,600	—	900	52,642	—
Amortization of purchased intangibles	20,521	17,591	17,135	3,905	—
Amortization of goodwill	—	—	—	2,114	—
Restructure costs	1,387	5,029	1,657	—	—
Grant repayment	—	—	—	—	5,876
Litigation reserves and payments	20,951	—	(257)	—	6,500
Litigation reserve release	—	—	—	—	(1,843)

Total operating expenses	298,570	228,862	222,673	228,477	140,406

Operating income (loss)	42,971	25,984	41,905	(6,891)	60,962
Interest income, net	7,279	8,451	9,492	12,755	8,419
Loss on strategic investments	(12)	(737)	(7,465)	(3,178)	(5,854)
Other income (expense), net	(1,330)	(1,774)	527	(608)	8

Income from continuing operations before provision for income taxes	48,908	31,924	44,459	2,078	63,535
Provision for income taxes	14,332	8,958	11,675	20,379	24,931

Income (loss) from continuing operations	34,576	22,966	32,784	(18,301)	38,604
Gain (loss) from discontinued operations, net of taxes	296	(695)	(6,024)	(9,399)	(1,141)
Gain from sale of discontinued operations, net of taxes	477	552	—	—	—

Net income (loss)	$35,349	$22,823	$26,760	$(27,700)	$37,463

Basic net income (loss) per share:
Income (loss) per share from continuing operations	$0.36	$0.23	$0.33	$(0.22)	$0.51
Income (loss) per share from discontinued operations, net of taxes	—	(0.01)	(0.06)	(0.11)	(0.01)
Gain per share from sale of discontinued operations, net of taxes	—	0.01	—	—	—

Basic net income (loss) per share	$0.36	$0.23	$0.27	$(0.33)	$0.50

Diluted net income (loss) per share:
Income (loss) per share from continuing operations	$0.35	$0.23	$0.33	$(0.22)	$0.46
Income (loss) per share from discontinued operations, net of taxes	—	(0.01)	(0.06)	(0.11)	(0.01)
Gain per share from sale of discontinued operations, net of taxes	—	0.01	—	—	—

Diluted net income (loss) per share	$0.35	$0.23	$0.27	$(0.33)	$0.45

Weighted average shares outstanding for basic net income (loss) per share	99,334	99,244	99,324	85,123	75,264
Weighted average shares outstanding for diluted net income (loss) per share	102,018	100,752	100,696	85,123	83,828

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$214,340	$228,265	$193,861	$150,180	$241,798
Working capital	171,303	194,015	202,913	201,649	325,969
Total assets	1,154,641	1,103,790	1,076,874	821,165	503,708
Total stockholders’ equity	964,614	929,279	903,743	643,986	422,783

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS, OPERATING COSTS AND EXPENSES AND OUR CHANNEL INVENTORY LEVELS INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “OTHER FACTORS THAT MAY AFFECT FUTURE OPERATIONS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

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

In January 2003, we sold to Verilink Corporation, or Verilink, certain fixed assets and intellectual property rights relating to our network access product line, including our line of NetEngine integrated devices. Our consolidated financial statements reflect our network access product line as discontinued operations in accordance with SFAS 144. The results of operations of our network access product line that was sold to Verilink have been classified as discontinued, and prior periods have been reclassified, including the reallocation of general overhead charges to our three remaining reporting segments. Unless otherwise indicated, the following discussion relates to our continuing operations. See Note 2 of Notes to Consolidated Financial Statements for further information on our discontinued operations.

On January 5, 2004, we completed our acquisition of Voyant Technologies, Inc., or Voyant, pursuant to the terms of an Agreement and Plan of Merger, or Merger Agreement, dated as of November 21, 2003. Voyant designs and delivers group voice communication solutions and is a part of our Network Systems and Services segments. Our consolidated financial results for the year ended December 31, 2004, include the Voyant acquisition, which is included in our consolidated financial position, results of operations and cash flows from January 5, 2004, the date of acquisition.

During fiscal 2002, and to a lesser extent during the first quarter of fiscal 2003, our performance, and that of the industry as a whole, was impacted negatively by the global economic downturn and uncertainty in technology spending. While the economic environment remains challenging, technology spending showed signs of improvement and there were indications of an improving economic outlook by the end of fiscal 2003 and throughout 2004.

Revenues were $540.3 million in 2004 as compared to $420.4 million in 2003. The increase in revenues primarily reflects increased network system revenues, increased sales volumes of our video and voice communications products, and to a lesser extent, increases in service revenues. Both the network systems and services revenues increases reflect the results of Voyant, which are included for all of 2004. Voyant product and service revenues represented slightly over 6% of total revenues for 2004. There were no revenues from Voyant in 2003 as the Voyant acquisition was completed in January 2004. In addition, during 2004, we generated approximately $79.6 million in cash flow from operating activities, net of $27.5 million paid due to a litigation settlement. However, our total cash and cash equivalents decreased by approximately $58.0 million, primarily as a result of the net cash outlay of $95.0 million for the purchase of Voyant, $52.5 million for purchases of our common stock, $19.3 million for purchases of property and equipment and $5.3 million of purchases of investments, net of sales and maturities, which was substantially offset by cash generated from operating activities of $79.6 million and $33.8 million from proceeds from employee and director stock option exercises and employee purchases of Polycom stock in connection with our stock purchase plan.

The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment. The discussion of our segment operating results is presented for the three years ended December 31, 2004, including Voyant’s results of operations from January 5, 2004.

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

Results of Operations for the Three Years Ended December 31, 2004

The following table sets forth, as a percentage of total revenues (unless indicated otherwise), consolidated statements of operations data for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
Revenues
Product revenues	90%	91%	90%
Service revenues	10%	9%	10%

Total revenues	100%	100%	100%
Cost of revenues
Cost of product revenues as % of product revenues	33%	36%	40%
Cost of service revenues as % of service revenues	65%	72%	59%

Total cost of revenues	37%	39%	42%

Gross profit	63%	61%	58%

Operating expenses
Sales and marketing	22%	24%	21%
Research and development	17%	18%	16%
General and administrative	7%	8%	7%
Acquisition-related costs	0%	0%	1%
Purchased in-process research and development	1%	0%	0%
Amortization of purchased intangibles	4%	4%	4%
Amortization of goodwill	0%	0%	0%
Restructure costs	0%	1%	0%
Litigation reserves and payments	4%	0%	0%

Total operating expenses	55%	55%	49%

Operating income	8%	6%	9%
Interest income, net	1%	2%	2%
Loss on strategic investments	0%	0%	(1)%
Other income (expense), net	0%	(1)%	0%

Income from continuing operations before provision for income taxes	9%	7%	10%
Provision for income taxes	2%	2%	3%

Income from continuing operations	7%	5%	7%
Income (loss) from discontinued operations, net of taxes	0%	0%	(1)%
Gain from sale of discontinued operations, net of taxes	0%	0%	0%

Net income	7%	5%	6%

Revenues

Total revenues for 2004 were $540.3 million, an increase of $119.8 million, or 29%, over 2003. The increase was due to increased network system revenues, increased sales volumes of our video and voice communications products, and to a lesser extent, increases in service revenues. Video communications revenues increased to $266.9 million for 2004 from $237.6 million in 2003, a 12% increase, primarily due to an increase in sales of our ViewStation/VSX product line, partially offset by decreases in our iPower and desktop video products. Voice communications revenues increased to $107.7 million for 2004 from $76.4 million in 2003, a 41% increase, primarily as a result of increases in sales of our circuit switched products and Voice-over-IP products and, to a lesser extent, increases in our installed voice products. Revenues from our Network Systems products for 2004 increased 62% over 2003 from $67.4 million to $108.9 million, due primarily to sales of audio network systems as a result of our Voyant acquisition and to increases in video network system revenues. Services revenues increased to $56.7 million for 2004 from $39.0 million in 2003, primarily due to increased network system services as a result of the Voyant acquisition, which was partially offset by decreases in video-related services. Voyant product and service revenues represented slightly over 6% of total revenues for 2004. There were no revenues from Voyant in 2003 as the Voyant acquisition was completed in January 2004.

Total revenues for 2003 were $420.4 million, a decrease of $31.7 million, or 7%, over 2002. Revenues in the Communications, Network System and Services segments decreased 4%, 14% and 14%, respectively, in 2003 over 2002. The decrease in Communications was due primarily to decreased sales of iPower video product. Partially offsetting these decreases was increased sales volume of our voice communications products and our video communications products other than iPower. Video communications revenues decreased to $237.6 million for 2003 from $255.5 million in 2002, primarily due to a decrease in sales of our iPower video products, only partially offset by an increase in volumes of our ViewStation/VSX product line and desktop video products. Voice communications revenues increased to $76.4 million for 2003 from $72.8 million in 2002, primarily as a result of increases in sales volumes of our installed voice and circuit switched products, and to a lesser extent, increases in our Voice-over-IP products. Revenues from our Network Systems products decreased to $67.4 million for 2003 from $78.6 million in 2002, primarily as a result of a reduction in sales volume of our network systems hardware products and mix shifts to lower end systems with lower average selling prices. These decreases were partially offset by increases in our video system upgrades and software revenue. Services revenues decreased to $39.0 million for 2003, from $45.3 million in 2002, due primarily to decreases in iPower-related services which were partially offset by increases in video network systems maintenance services.

International sales, or revenues outside of Canada and the U.S., accounted for 42%, 46% and 42% of total revenues for 2004, 2003 and 2002, respectively. On a regional basis, North America, Europe, Asia Pacific and Latin America revenues increased 36%, 29%, 10% and 28%, respectively, in 2004 over 2003. North America revenues increased as a result of increased revenues in the Communications segment, including increases in voice and video communication product revenues, and increased revenues in the Network Systems and Services segments, a portion of which was due to the Voyant acquisition. The increased revenues in the Communications segment were primarily a result of increases in voice communications product revenues and, to a lesser extent, increases in video communication product revenues. Europe revenues increased as a result of increased revenues in the Communications, Network Systems and Services segments. The increased revenues in the Communications segment were primarily a result of increases in video communications product revenues and, to a lesser extent, increases in voice communication product revenues. Asia Pacific revenues increased as a result of increased revenues in the Communications segment, and to a lesser extent, increases in the Network Systems and Services segments. The increased revenues in the Communications segment were primarily a result of increases in voice communications product revenues and, to a lesser extent, increases in video product revenues. Latin America revenues increased as a result of increased revenues in the Communications, Network Systems and Services segments. The increased revenues in the Communications segment were primarily a result of increases in video communications product revenues and, to a lesser extent, increases in voice communication product revenues.

We anticipate that international sales will continue to account for a significant portion of total revenues for the foreseeable future, and we plan to continue our expansion in Asia Pacific and Europe. International sales, however, are subject to certain inherent risks, including potential economic weakness in international markets, political instability, any adverse economic impact of terrorist attacks and incidents and any military response to those attacks, war or other hostilities, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in staffing and managing foreign operations, longer payment cycles, and difficulty in collecting accounts receivable. Significant adverse changes in currency exchange rates, as happened in the European market in 2000 and in the Asian market in late 1997, could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country. Additionally, international revenues may fluctuate as a percentage of total revenues in the future as we introduce new products, since we expect to initially introduce these products in North America, and also, because of the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, especially in our core European markets of France, Germany and the United Kingdom, our business could be harmed. For example, revenues in Asia decreased sequentially in the third quarter of 2004 as compared to the second quarter of 2004 and revenues in Europe and Asia decreased sequentially in the second quarter of 2004 as compared to the first quarter of 2004. We cannot make assurances that we will be able to maintain or increase international market demand for our products. Additionally, to date, a substantial majority of our international sales have been denominated in U.S. currency. However, we may move to international sales being denominated in local currencies in the future, and as a result, these transactions would be subject to currency fluctuation impacts which could adversely affect our financial results.

No customer accounted for more than 10% of our total net revenues or our Communications or Services segment revenues in 2004, 2003 or 2002. No one customer accounted for more than 10% of our Network Systems segment revenues in 2004. In 2003 and 2002, our Network Systems segment had two channel partners that, together, represented approximately 21% and 20%, respectively, of Network Systems segment revenues. We believe it is unlikely that the loss of any or all of these channel partners would have a material adverse affect on the net revenues of the segment as we believe end-users would likely purchase our products from a different channel partner.

In 2005, we made a change to our co-op marketing program that we provide to our channel partners that will generally result in co-op funds being treated as a marketing expense rather than as a revenue reduction as it was previously. This change will affect how our partners utilize and claim credit for eligible marketing activities and is intended to better leverage our collective marketing efforts. As a result of this change, revenues, gross profit and marketing expenses will all increase in 2005 by the amount of co-op marketing dollars that would have previously been a reduction of revenues. This change will have no effect on our net income or cash flows. For 2004, we recorded approximately $10.2 million for co-op marketing programs as a reduction of revenues, which had the co-op marketing program changes been in effect for 2004, revenues, gross profit and marketing expenses would have increased by approximately that amount.

As our business has grown, we have become increasingly exposed to adverse changes in general economic conditions which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, deferral or delay of purchase commitments for our products and increased competition. These factors adversely impacted our operating results in 2001, 2002 and 2003. While there has been some improvement in technology spending and the global economy, constraints in technology capital spending still exist and could have an adverse impact on 2005. In addition, in the fourth quarter of 2004, we experienced a sequential decrease in absolute dollars in revenues from U.S. government entities and, in the first quarter of 2003, we noted a greater decrease in revenue from products with higher average selling prices, such as our network systems products. Any recurrence of these events in 2005 could have a similar effect.

In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, including a recurrence in 2005 of global economic uncertainty and downturn in technology spending, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels, which would harm our business.

In 2004, we launched several new video and voice product offerings. While we believe we have taken the appropriate measures to educate and train our channel partners, there is a risk that the launch of these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any product until they determine if these new products are more desirable products than our existing products. Such delays in purchases of these new products could adversely affect our revenues, gross margins and operating results. We intend to continue to introduce new products, such as our VSX product family, V500, SoundStation 2, SoundStation 2W and PVX products. In addition, weakness in the end-user market for any of our products could negatively affect the revenue and cash flow of our channel partners who could, in turn, delay orders and delay paying their obligations to us. This could harm our revenues, profitability, financial condition and cash flow. As a result of changes in sales management and our sales organization, we implemented changes to our partner strategy in North America and plan to continue to implement changes internationally to our channel partner strategy and contracts which may continue to result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with even more direct interaction between us and end-user customers. These changes may cause additional disruptions in our channels and negatively impact revenue growth in the near term. In addition, the acquisition of Voyant added an additional level of complexity to our operations, as a result of their direct sales strategy to service provider customers as we have traditionally fulfilled product orders through a channel partner strategy, and as a result have less experience selling to end user customers, including service provider customers. We may not obtain the revenue synergies we are anticipating as Voyant has a revenue concentration with a few large customers and the loss of one or more of these customers could negatively impact our revenues. We have also recently integrated the Voyant sales team into our worldwide sales organization and made changes in sales management which may cause disruptions in the business and negatively impact revenues in the near term. In addition, the majority of Voyant’s orders are received in the last month of a quarter, typically the last few weeks of that quarter, thus the unpredictability of the receipt of these orders could negatively impact our future results.

We typically ship products within a short time after we receive an order, and, therefore backlog has not been a good indicator of future revenues. Revenues for any particular quarter are difficult to predict with any degree of certainty. As of December 31, 2004, we had $20.1 million of order backlog as compared to $22.7 million at December 31, 2003. We include in backlog open product orders which we expect to ship or services which we expect to bill and record revenue for in the following quarter. Once billed, unrecorded service revenue is included in deferred revenue. In the second and third quarters of 2004, we did end the quarter with a more significant amount of order backlog than our historical experience, principally as a result of our new channel strategy, the establishment of product lead times to maximize our inventory efficiency, our acquisition of Voyant in the first quarter of 2004, and our focus on operational efficiencies in the logistics area. We believe that the current level of backlog could continue to fluctuate. Therefore, there is no assurance that we will be able to achieve the backlog levels of the first three quarters of 2004, and we believe it is unlikely that we will grow to those levels of backlog in future quarters, which is dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly, increased deferred revenue associated with our VSX products and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline to more historical levels or to zero.

Cost of Revenues

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2004	2003	2002	2004		2003
Product Cost of Revenues	$161,619	$137,685	$160,766	17%		(14)%
% of Product Revenues	33%	36%	40%	(3	)pts	(4	)pts
Service Cost of Revenues	$37,092	$27,892	$26,747	33%		4%
% of Service Revenues	65%	72%	59%	(7	)pts	13	pts
Total Cost of Revenues	$198,711	$165,577	$187,513	20%		(12)%
% of Total Revenues	37%	39%	42%	(2	)pts	(3	)pts

Cost of Product Revenues

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments and an allocation of overhead expenses, including facilities and IT costs. Generally, network systems products have a higher gross margin than our communication products. Overall, product gross margins increased in 2004 as compared to 2003 as a result of more favorable margins in both our Communications and Network Systems segments. Video and voice margins were favorably impacted due to increased volumes and improved product mix. Network system margins were favorably impacted by an increase in video system volumes and video system upgrades, which were partially offset by a mix shift to lower margin systems and lower gross margins on Voyant products. In the fourth quarter of 2004, gross margins were positively impacted by 0.6 percentage points as a result of a one time recovery from a vendor for amounts related to a warranty issue. This recovery did not impact the overall 2004 gross margins. Overall, product gross margins increased in 2003 as compared to 2002 as a result of more favorable margins in the Communications segment partially offset by decreases in the gross margins of our Network Systems segment. Video and voice communications products margins were favorably impacted due to product mix. Network Systems had a decrease in volume and a mix shift to lower margin systems.

Cost of Service Revenues

Cost of service revenues consists primarily of material and direct labor, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our product gross margins. Overall, service gross margins increased in 2004 as compared to 2003 as a result of revenues increasing at a faster pace than related service costs and higher margins on network systems audio services as a result of the Voyant acquisition. Service gross margins were also favorably impacted by the amortization of deferred revenue associated with the first year of service on our VSX and V500 products that was included in the product price and amortized over the twelve months following shipment.

Service revenue gross margins declined in 2003 as compared to 2002, primarily as a result of relatively fixed costs on lower revenues.

Forecasting future gross margin percentages is difficult, and there are a number of risks associated with maintaining our current gross margin levels. For example, uncertainties surrounding revenue levels and related production level variances, competition, changes in technology, changes in product mix, litigation outcomes and the potential of resulting royalties to third parties, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs and timing of sales over the next few quarters can cause our cost of revenues percentage to vary significantly. In addition, with the improvement in the economy, we may experience higher prices on commodity components that are included in our products, such as the cost increases for memory devices used in many of our products we experienced in 2004. Further, in late 2003 we began including one year of service with some of our video products which has lowered our gross margins for those products as a result of allocating a portion of our product revenue to deferred service revenue. However, service gross margins will be favorably impacted when the deferred revenue is recorded as revenue. In addition, most, if not all of our future products may also have one year of service included with the product, thereby potentially impacting product gross margins negatively, depending on the pricing model we establish for those products. Additionally, our iPower products, VoIP products and other desktop products have significantly higher costs of revenues than our network systems, ViewStation, VSX and SoundStation products. Accordingly, any significant revenue growth in our iPower, VoIP and other desktop products, or a decline in revenue associated with network systems, ViewStation and SoundStation products will have a negative effect on our gross margins. Also, we may reduce prices on our products in the future for competitive reasons, as a result of a difficult economy, or to stimulate demand, such as occurred in the first quarter of 2003 with certain SoundStation products, which could increase our cost of revenues percentage. There is the risk that any of these potential price reductions would not offset competitive pressures or stimulate demand. In addition, cost variances associated with the manufacturing ramp of new products, or the write-off of initial inventory purchases due to product launch delays or the lack of market acceptance of our new products such as our VSX product family, V500, SoundStation 2, SoundStation 2W and PVX products or any other new product under development could occur, which would increase our cost of revenues percentage in any quarter. In addition to the uncertainties listed above, cost of revenues as a percentage of revenues may increase due to a change in our mix of distribution channels and the mix of international versus North American revenues.

Additionally, in 2005, we made a change to our co-op marketing program that we provide to our channel partners that will generally result in co-op funds being treated as a marketing expense rather than a revenue reduction as it was previously. This change will affect how our partners utilize and claim credit for eligible marketing activities and is intended to better leverage our collective marketing efforts. As a result of this change, revenues, gross profit and marketing expenses will all increase in 2005 by the amount of co-op marketing dollars that would have previously been a reduction of revenues. This change will have no effect on our net income or cash flows. For 2004, we recorded approximately $10.2 million for co-op marketing programs as a reduction of revenues, which had the co-op marketing program changes been in effect for 2004, revenues, gross profit and marketing expenses would have increased by approximately that amount.

Sales and Marketing Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2004	2003	2002	2004		2003
Expenses	$120,699	$101,884	$97,105	18%		5%
% of Net Revenues	22%	24%	21%	(2	)pts	3	pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, advertising and promotional expenses, product marketing, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct marketing expenses, are not allocated to our segments. The decrease in sales and marketing expense as a percentage of revenues in 2004 as compared to 2003 is due to the increase in revenues over the year ago period. The increase in absolute dollars in 2004 over 2003 was due primarily to increased sales commissions, as a result of improved sales performance against quota, and to a lesser extent due to an increase in our sales and marketing headcount from the Voyant acquisition in January 2004. Additionally, marketing expenses were higher due to increased product launch and trade show activity during 2004.

The increase in sales and marketing expense as a percentage of revenues in 2003 as compared to 2002 was due to the decrease in revenues during that same period of time and increased marketing costs. The increase in absolute dollars in 2003 over 2002 was due primarily to the overall expansion of our marketing efforts, including the addition of a Chief Marketing Officer, who subsequently left us at the end of the third quarter of 2003, and related staffing and increased allocations of facilities and infrastructure as a result of the increased headcount. This increase was partially offset by cost containment measures and expense controls we implemented in the second half of 2002 and the first half of 2003 due to the global economic uncertainty and continued downturn in technology spending.

Due to the innovative nature of our products and the effect of competing with much larger companies with much greater resources, such as Cisco and Microsoft, we believe we will incur increased expenses, especially advertising, to expand the overall market for, drive market penetration of, and increase the adoption rate of our technology and products and to educate potential end-users as to the desirability of these products over competing products. We expect to continue to increase our sales and marketing expenses in absolute dollar amounts as we expand North American and international markets and increase our sales coverage in existing markets, market new products and expand the public sector. Additionally, in 2005, we made a change to our co-op marketing program that we provide to our channel partners that will generally result in co-op funds being treated as a marketing expense rather than a revenue reduction as it was previously. This change will affect how our partners utilize and claim credit for eligible marketing activities and is intended to better leverage our collective marketing efforts. As a result of this change, revenues, gross profit and marketing expenses will all increase in 2005 by the amount of co-op marketing dollars that would have previously been a reduction of revenues. This change will have no effect on our net income or cash flows. For 2004, we recorded approximately $10.2 million for co-op marketing programs as a reduction of revenues, which had the co-op marketing program changes been in effect for 2004, revenues, gross profit and marketing expenses would have increased by approximately that amount.

Research and Development Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2004	2003	2002	2004		2003
Expenses	$92,076	$72,638	$72,487	27%		0%
% of Net Revenues	17%	18%	16%	(1	)pt	2	pts

Research and development expenses are expensed as incurred and consist primarily of compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development expenses as a percentage of revenues for 2004 decreased slightly compared to 2003, primarily due to increasing revenues. The increase in absolute research and development expense dollars to $92.1 million in 2004 as compared to $72.6 million in 2003, an increase of 27%, was primarily due to increased headcount, headcount-related expenses and development spending, which was partially a result of the Voyant acquisition in January 2004. Increases in research and development expenses occurred for the Network Systems segment and, to a lesser extent, also for the Communications segment in 2004 as compared to 2003.

Research and development expenses remained flat in absolute dollar amounts in 2003 compared to 2002 as a result of cost containment measures and expense controls implemented in the second half of 2002 and the first half of 2003 due to the global economic uncertainty and continued downturn in technology spending. The increase in research and development expense as a percentage of revenues in 2003 as compared to 2002 is primarily due to the decrease in revenues during that same period of time. We continued to make investments in improving our existing products, integrating all of our existing and acquired products and developing new products. In 2003, our Network Systems segment development expenditures accounted for the slight increase in absolute dollars over 2002. This increase was partially offset by decreases in our Communications segment, primarily in video product development which accounted for the majority of the offset while voice product development expenditures remained relatively flat.

We are currently investing research and development resources to enhance and upgrade the products that comprise our unified collaboration communications solutions, which encompasses products in our Communications and Network Systems segments. We anticipate expending a greater proportion of our research and development expenses toward the development of our software and infrastructure products, which are included in the Network Systems segment, to enhance the integration and interoperability of our entire product suite.

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

General and Administrative Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2004	2003	2002	2004		2003
Expenses	$36,942	$31,334	$29,947	18%		5%
% of Net Revenues	7%	8%	7%	(1	)pt	1	pt

General and administrative expenses consist primarily of compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, patent litigation costs, including legal costs related to the Collaboration Properties, Inc. (CPI) litigation, and bad debt expense. General and administrative expenses are not allocated to our segments. As a percentage of revenues, general and administrative expenses decreased by 1 percentage point in 2004, as compared to 2003, due to the increase in revenues from the prior year. The increase in spending in absolute dollars in general and administrative expenses in 2004 as compared to 2003 was primarily the result of increased legal fees associated with litigation, especially the CPI litigation, annual salary increases and accrued bonuses, increased infrastructure costs and outside services, including increased audit fees associated with Sarbanes-Oxley compliance, partially offset by a decrease in bad debt expense as a result of improvements in our accounts receivable aging. In 2004, the increase in salary and related costs accounted for $2.1 million of the increase, the increase in legal fees accounted for $1.6 million of the increase, the increase in outside services accounted for $2.2 million of the increase and infrastructure costs accounted for $0.4 million of the increase. These increases were partially offset by decreases of $0.7 million in bad debt expense. The remaining changes are related to numerous smaller items. The acquisition of Voyant did not add significantly to our general and administrative expense.

As a percentage of revenues, general and administrative expenses increased 1 percentage point in 2003 over 2002. The increase as a percent of revenue in 2003 over the comparable prior year is primarily due to the decrease in revenues during that same period of time. The increase in spending in absolute dollars in general and administrative expenses in 2003 over the prior year was primarily the result of higher costs associated with accrued bonuses, increased infrastructure costs and outside services, including increased costs associated with new regulatory requirements, patent litigation and increased insurance costs. These costs were partially offset by a decrease in bad debt expense and recruiting/relocation expense. In 2003, increases in salaries and related costs accounted for $1.9 million of the increase, increased infrastructure costs accounted for $0.5 million and outside services accounted for $2.0 million of the increase. These increases were partially offset by a $2.7 million decrease in bad debt expense and $0.4 million decrease in recruiting/relocation expense. The remaining change related to numerous smaller items.

Significant charges due to costs associated with litigation or uncollectability of our receivables would increase our general and administrative expenses and negatively affect our profitability in the quarter they are recorded. Additionally, predicting the timing of bad debt expense associated with uncollectible receivables is difficult. Future quarter general and administrative expense increases or decreases in absolute dollars are difficult to predict due to visibility of costs, timing of revenue and other factors. We believe that our general and administrative expenses will likely continue to increase in absolute dollar amounts in the future primarily as a result of expansion of our administrative staff and other costs related to supporting a larger company, increased costs associated with regulatory requirements and our continued investments in international regions.

Acquisition-related Costs

We recorded charges to operations of $1.4 million in 2004, $0.4 million in 2003 and $3.7 million in 2002 for acquisition-related costs. These charges primarily include outside financial advisory, accounting, legal and consulting fees and other direct merger-related expenses. The charges in 2004 primarily related to professional services costs to integrate Voyant after the acquisition in January 2004, and to a lesser extent, additional professional service fees related to the ongoing liquidation of international PictureTel legal entities. The charges in 2003 primarily related to professional services costs to integrate and liquidate the international PictureTel and Accord legal entities and to begin the integration of our acquisition of Voyant which closed in January 2004. For 2002, the acquisition-related charges related primarily to the acquisition of PictureTel and consisted primarily of professional services costs to complete the integration of us and PictureTel. If we acquire additional businesses in the future, we may incur material acquisition expenses related to these transactions.

Purchased In-process Research and Development

In 2004, 2003 and 2002, we incurred charges totaling $4.6 million, zero and $0.9 million, respectively, for in-process research and development. This research and development was acquired in 2004 as part of the Voyant acquisition and in 2002 as part of the acquisition of MeetU.com, Inc. See Note 3 of Notes to Consolidated Financial Statements. The amounts allocated to purchased in-process research and development were determined by management after considering among other factors, the results of an independent appraisal based on established valuation techniques in the high-technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for these in-process research and development projects. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and in-process research and development for Voyant. The estimated net free cash flows generated by the in-process research and development projects were discounted at rates ranging from 35 to 40 percent in relation to the stage of completion and the technical risks associated with achieving technology feasibility. It is reasonably possible that the development of this technology could fail because of either prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside of our control such as a change in the market for the resulting developed products. In addition, at such time that the project is completed, it is reasonably possible that the completed products will not receive market acceptance or that we will be unable to produce and market the product cost effectively. The cost approach, which uses the concept that replacement cost is an indicator of fair value, was the primary technique utilized in valuing the in-process research and development acquired in the MeetU acquisition. The cost approach is based on the premise that a prudent investor would pay no more for an asset than the cost to replace that asset with a new one. Replacement cost was based on total costs, net of the unrealized income tax benefit, spent developing the in-process technology from MeetU’s inception through the date the valuation was performed. The cost approach was selected for the MeetU valuation of in-process research and development as they were a development stage company at the time of the acquisition with no significant revenue stream.

Amortization of Purchased Intangibles

In 2004, 2003 and 2002, we recorded $20.5 million, $17.6 million and $17.1 million, respectively, in amortization of purchased intangibles acquired in our acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives which range from several months to eight years. The increase in absolute dollars in 2004 as compared to 2003 is primarily related to the Voyant acquisition and the resulting $32.2 million recorded for purchased intangibles, which accounted for $6.7 million of the $20.5 million expensed in 2004. Partially offsetting this increase related to Voyant were PictureTel intangibles which became fully amortized during the fourth quarter of 2004.

Under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” (SFAS 142), purchased intangibles no longer meeting the criteria to be recorded separately from goodwill must be reclassified to goodwill, and purchased intangibles deemed to have indefinite lives must no longer be amortized. In the first quarter of 2002, we reclassified approximately $0.5 million of unamortized acquired workforce recorded as part of the purchase price allocation of the Circa acquisition as it did not meet the criteria to be recorded separately from goodwill. This resulted in a permanent reduction in amortization expense of $58,300 per quarter through the first quarter of 2004. Also under SFAS 142, intangible assets with indefinite lives are no longer amortized. As a result, we determined that a previously recorded trade name intangible has an indefinite life. Consequently, the trade name intangible is no longer amortized, resulting in a permanent reduction in amortization expense of $25,000 per quarter through April 2011. In June 2002, we completed the transitional purchased intangible impairment test outlined under SFAS 142 which required the assessment of purchased intangibles for impairment as of January 1, 2002, and in October 2002 and during the fourth quarters of 2003 and 2004, we completed our annual impairment test. The assessment of purchased intangibles impairment was conducted by comparing the fair value of the purchased intangible with its carrying amount as of that date. Based on the results of these impairment tests, we determined that our purchased intangible assets were not impaired as of January 1, 2002 or during 2002, 2003 or 2004.

Restructure costs

In 2004, management approved a restructuring plan for our Network Systems segment. The resulting actions were intended to improve the overall cost structure of the Network Systems segment by focusing resources on strategic areas of the business, streamlining certain engineering efforts and reducing operating expenses. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge of approximately $1.4 million for the year ended December 31, 2004. This charge consists primarily of severance and other employee termination benefits related to the workforce reductions which comprise less than 3 percent of the Company’s employees worldwide. Final payments related to this charge will be completed in the first quarter of 2005.

In 2003, we approved restructuring actions primarily in connection with the sale of the network access product line to Verilink and in response to the global economic uncertainty and continued downturn in technology spending. These actions were meant to improve our overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. We recorded a restructuring charge of $5.0 million in 2003 as a result of these actions. The charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately 12 percent of our employees worldwide. The restructuring charge related to the Communications, Services and Network Systems segments amounted to $0.8 million, $0.3 million and $0.1 million, respectively. The balance of the restructuring charge related to operating activities which are separately managed at the corporate level and not allocated to segments. As of December 31, 2004, we had paid all of the $5.0 million charge.

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

If the economic downturn and uncertainty in technology spending recurs in 2005, we may take additional restructuring actions to reduce our operating expenses, while simultaneously implementing additional cost containment measures and expense control programs. Such restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees or a decrease in employee morale, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve the anticipated cost reductions, our business could be harmed. See Note 6 of Notes to Consolidated Financial Statements.

Litigation Reserves and Payments

During the fourth quarter of 2004, we entered into a settlement agreement with Avistar Communications, Inc. (“Avistar”) and Collaboration Properties, Inc., a wholly-owned subsidiary of Avistar (“CPI”), to settle a patent infringement litigation matter between us. Under the terms of the settlement agreement, we paid Avistar a one-time amount of $27.5 million, and CPI agreed to dismiss all claims in the litigation with prejudice. In addition to the Settlement Agreement, we, Avistar and CPI entered into a patent cross-license agreement whereby non-exclusive, fully paid-up, worldwide patent licenses to the respective patent portfolios of each party and its subsidiaries were granted by us and our subsidiaries to Avistar and its subsidiaries, including CPI, and by Avistar and its subsidiaries to us and our subsidiaries. We incurred a one-time charge of $20.8 million in 2004 and recorded $6.7 million as a prepaid license. We expect to amortize this prepaid license through the third quarter of 2013, the expiration date of the patents-in-suit.

During the first quarter of 2002, we reached a settlement with a former PictureTel customer. The dispute involved certain services provided by PictureTel in 2001 and amounts owed to us for providing these services. We received $0.3 million which was net of legal fees incurred to litigate and settle the case.

Interest Income, Net

Interest income, net, consists of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts and imputed interest expense related to the present value of costs associated with closing facilities as part of the PictureTel acquisition and related integration plan. Imputed interest expense was $1.6 million for 2004, $2.3 million for 2003 and $1.8 million for 2002. Interest income, net of interest expense, was $7.3 million in 2004, $8.5 million in 2003 and $9.5 million in 2002.

Interest income decreased in 2004 over 2003 due primarily to decreases in our average cash and investment balances, which was primarily due to cash outlays for the acquisition of Voyant, purchases of our common stock and the litigation settlement in the fourth quarter of 2004, and to a lesser extent lower average interest rates that were a result of monetary policy actions taken by the United States Federal Reserve Board to stimulate economic growth in the United States. Average interest rate returns on our cash and investments were 1.78% in 2004, compared to 2.02% in 2003.

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

Interest income, net could fluctuate for 2005 due to movement in our cash balances and changes in interest rates related to monetary policy actions, if any, taken by the United States Federal Reserve Board.

Loss on Strategic Investments

For strategic reasons, we have made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. We evaluate a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At December 31, 2004 and 2003, these investments had a carrying value of $7.4 million and $0.9 million, respectively. In 2004 and 2003, we made additional investments in two private companies totaling $6.5 million and $1.4 million, respectively. Our aggregate investments have been permanently written down a total of $12.5 million from original cost, including $0.5 million in 2003 and $3.0 million in 2002, which is reflected in “Loss on strategic investments” in the consolidated statements of operations. There were no amounts permanently written down in 2004. These investments are recorded in “Other assets” in our condensed consolidated balance sheets.

Also included in long-term investments are non-transferable warrants to purchase common stock of a publicly traded company. We view these warrants as part of our strategic investments. These warrants have no readily available fair market value and if exercised would represent less than 1% of the outstanding common stock of this public company. We adjust the carrying value of these warrants to fair value each period using the Black Scholes option pricing model. Any gains or losses on these warrants are recorded in the Consolidated Statements of Operations in “Loss on Strategic Investments.” During 2004, 2003 and 2002, we recorded losses totaling $0.1 million, $0.1 million and $0.4 million, respectively, related to these warrants.

Provision for Income Taxes

Our overall effective tax rates for 2004, 2003 and 2002 were 29.5%, 28.0% and 27.5%, respectively, which resulted in a provision for income taxes, including taxes related to discontinued operations, of $14.8 million, $8.9 million, and $10.2 million in 2004, 2003 and 2002, respectively. The increase in the effective rate in 2004 versus 2003 was primarily the result of a one-time charge for purchased in-process research and development, which is not deductible for tax purposes. The increase in the effective rate in 2003 versus 2002 was primarily the result of a decrease in foreign earnings subject to relatively lower tax rates.

As of December 31, 2004, we had approximately $81.9 million in net operating loss carryforwards, $12.7 million in tax credit carryovers and $8.3 million in capital loss carryforwards, as well as other deferred tax assets arising from temporary differences. See Note 16 of Notes to Consolidated Financial Statements.

On October 22, 2004, the American Jobs Creation Act (the “Act”) was signed into law. The Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. We may elect to apply this provision to qualifying earnings repatriations in 2005. We have started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Department of Treasury provides additional clarifying language on key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. Until that time, we will make no changes in our current intention to indefinitely reinvest accumulated earnings of our foreign subsidiaries. The range of possible amounts of unremitted earnings that we are considering for repatriation under this provision is between zero and $120 million. The related potential range of income tax is between zero and $13 million.

Segment Information

A description of our products and services, as well as annual financial data, for each segment can be found in the Business section of this Form 10-K and Note 17 to the Condensed Consolidated Financial Statements. We have adjusted segment financial data for 2003 and 2002 to reflect the breakout of services as a separate segment effective January 1, 2004. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The results discussions below include the results of each of our segments for the years ended December 31, 2004, 2003 and 2002.

Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, general and administrative costs, such as legal and accounting, acquisition-related costs, amortization of purchased intangible assets, purchased in-process research and development costs, restructuring costs, litigation reserves and payments, interest income, net, loss on strategic investments, other expense, net, and provision for income taxes.

Communications

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2004	2003	2002	2004		2003
Revenue	$374,589	$314,003	$328,262	19%		(4)%
Contribution margin	$179,408	$137,505	$125,082	30%		10%
Contribution margin as % of communication revenues	48%	44%	38%	4	pts	6pts

Revenues from our Communications segment for 2004 increased 19% over 2003, due primarily to increased sales volumes of our video and voice communications products. Video communications revenues, which accounted for 9 percentage points of the overall increase, increased to $266.9 million for 2004 from $237.6 million in 2003, primarily due to an increase in sales volumes of our ViewStation/VSX product line, partially offset by a decrease in sales of our iPower and desktop video products. Voice communications revenues, which accounted for 10 percentage points of the overall increase, increased to $107.7 million for 2004 from $76.4 million in 2003, primarily as a result of increases in sales volumes of our Voice-over-IP products and circuit switched products, and to a lesser extent, increases in our installed voice products.

Revenues from our Communications segment for 2003 decreased 4% over 2002, due primarily to decreased sales volumes of our iPower video communications products, which were partially offset by increases in sales volumes of our voice communications products and our video communications products other than iPower. Video communications revenues, which accounted for 5 percentage points of the overall decrease, decreased to $237.6 million for 2003 from $255.5 million in 2002, primarily due to a decrease in sales of our iPower video products, only partially offset by an increase in volumes of our ViewStation/VSX product line and desktop video products. Voice communications revenues, whose increase offset 1 percentage point of the overall decrease, increased to $76.4 million for 2003 from $72.8 million in 2002, primarily as a result of increases in sales volumes of our installed voice and circuit switched products, and to a lesser extent, increases in our Voice-over-IP products.

International revenues, or revenues outside of Canada and the U.S., accounted for 45%, 46% and 43% of total Communications segment revenues for 2004, 2003 and 2002, respectively. No one customer accounted for 10% of our total revenues for our Communications segment in 2004, 2003 or 2002.

The contribution margin as a percentage of Communication segment revenues for 2004 increased to 48% as compared to 44% in 2003. The increase in contribution margin for 2004 as compared to 2003 is primarily due to higher gross margins for both video and voice communication products, and decreases in engineering spending for video communications, partially offset by increases in direct marketing and engineering spending for voice communications. Gross margins improved for 2004 as compared to 2003 due to increased revenues and improved product mix.

The contribution margin as a percent of Communication segment revenues for 2003 increased to 44% as compared to 38% in 2002. The increase in contribution margin for 2003 as compared to 2002 is primarily due to higher gross margins for both video and voice communication products, and decreases in engineering and direct marketing spending for video communications. Engineering and direct marketing spending for voice communications remained relatively flat between 2003 and 2002. Gross margins improved for 2003 as compared to 2002 due to improved product mix.

Direct marketing and engineering spending in the Communications segment will fluctuate from quarter to quarter depending upon the timing of product launches and marketing programs.

Network Systems

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2004	2003	2002	2004		2003
Revenue	$108,946	$67,436	$78,558	62%		(14)%
Contribution margin	$36,773	$27,183	$42,699	35%		(36)%
Contribution margin as % of network systems revenue	34%	40%	54%	(6	)pts	(14	) pts

Revenues from our Network Systems segment for 2004 increased 62% over 2003 to $108.9 million, due primarily to sales of audio network systems as a result of our Voyant acquisition and an increase in video network system revenues and, to a lesser extent, increases in video network system upgrades. These increases were partially offset by a shift in product mix toward products with lower average selling prices.

Revenues from our Network Systems segment for 2003 decreased 14% over 2002 to $67.4 million, as a result of a reduction in sales volume of our network systems hardware products and mix shifts to lower end systems with lower average selling prices. These decreases were partially offset by increases in our video system upgrades and software revenue.

International revenues, or revenues outside of Canada and the U.S., accounted for 38%, 48% and 43% of total Network Systems revenues for 2004, 2003 and 2002, respectively. The decrease in international Network Systems revenues as a percentage of Network Systems revenues for 2004 as compared to 2003 is due primarily to the concentration of audio network system revenues, which are attributable to the Voyant acquisition, in North America.

For 2004, no one customer accounted for more than 10% of Network Systems segment product revenues. In 2003 and 2002, our Network Systems segment had two channel partners that together represented approximately 21% and 20%, respectively, of Network Systems segment product revenues. We believe it is unlikely that the loss of any one channel partner would have a material adverse affect on consolidated revenues as we believe end-users would likely purchase our network systems products from a different channel partner. In 2004, we began selling our audio network services, a product line resulting from the Voyant acquisition, direct to end users and the revenues in this segment from end users are subject to more variability than our segment revenues from our reseller customers. The loss of one or more of the audio network system customers in the Network Systems segment could have a material negative impact on our Network Systems segment and consolidated revenues.

The increase in contribution margin as a percentage of Network Systems segment revenues for 2004 as compared to 2003 is due primarily to increased revenues and gross margins, partially offset by increased engineering expenses associated with audio network systems headcount and development spending as a result of the Voyant acquisition. Gross margins for Network Systems were higher in 2004 versus 2003 primarily due to an increase in video network system upgrades, which were partially offset by decreases in gross margins as a result of an increase in volume but a mix shift to lower margin systems and lower gross margins on audio network system products. The decrease in contribution margin as a percentage of Network Systems segment revenues for 2003 as compared to 2002 is due primarily to lower gross margins, and to a lesser extent, increased engineering and marketing expenses. Gross margins for Network Systems were lower in 2003 versus 2002 primarily due to a decrease in volume and a mix shift to lower margin systems.

Services

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2004	2003	2002	2004		2003
Revenue	$56,717	$38,984	$45,271	45%		(14)%
Contribution margin	$15,061	$7,539	$15,261	100%		(51)%
Contribution margin as % of service revenue	27%	19%	34%	8	pts	(15	)pts

Revenues from our Services segment for 2004 increased 45% over 2003 to $56.7 million, due primarily to an increase in audio network systems services as a result of our Voyant acquisition, and to a lesser extent, increases in video network systems maintenance services. These increases were partially offset by decreases in iPower-related services.

Revenues from our Services segment for 2003 decreased 14% over 2002 to $39.0 million, due primarily to decreases in iPower-related services, which were partially offset by increases in video network systems maintenance services.

International revenues, or revenues outside of Canada and the U.S., accounted for 30%, 35% and 34% of total Service revenues for 2004, 2003 and 2002, respectively. The decrease in international Services revenues as a percentage of Services revenues for 2004 as compared to 2003 is due primarily to the concentration of audio network systems service revenues, which are attributable to the Voyant acquisition, in North America. No one customer accounted for more than 10% of our total revenues for our Services segment for 2004, 2003 or 2002.

Overall, service gross margins increased for 2004 as compared to 2003 as a result of revenue increasing at a faster pace than related service costs and higher margins on network systems audio services as a result of the Voyant acquisition. Service gross margins in 2004 were also favorably impacted by the amortization of deferred revenue associated with the first year of service on our VSX and V500 products that was included in the product price and amortized over the twelve month period following shipment.

The increase in contribution margin is due primarily to increased gross margins more than offsetting increases in operating expenses.

Overall, service gross margins decreased for 2003 compared to 2002, as a result of decreased iPower service revenues more than offsetting decreases in operating expenses.

Liquidity and Capital Resources

As of December 31, 2004, our principal sources of liquidity included cash and cash equivalents of $96.3 million, short-term investments of $118.0 million and long-term investments of $320.9 million. Short-term and long-term investments consist primarily of U.S. government securities, state and local government securities and corporate debt securities. See Note 7 of Notes to Consolidated Financial Statements. In addition, we have a $25.0 million line of credit with a bank which was unused at December 31, 2004; however, we do have outstanding letters of credit totaling approximately $4.5 million of which $4.4 million are secured by this line of credit.

We generated cash from operating activities totaling $79.6 million, net of a $27.5 million litigation settlement, in 2004, $100.8 million in 2003, and $81.5 million in 2002. The decrease in cash provided from operating activities in 2004 over 2003 was due primarily to increases in accounts receivable, smaller decreases in inventories and deferred taxes, and smaller increases in taxes payable and other accrued liabilities, which were partially offset by increased net income and non-cash expenses, smaller increases in prepaids and other assets and larger increases in accounts payable. The increase in cash provided from operating activities in 2003 over 2002 was due primarily to decreases in deferred taxes, increases in other accrued liabilities, and increases in accounts payable. Offsetting these positive effects were smaller net income, smaller non-cash expenses, larger increases in prepaids and other assets, smaller decreases in accounts receivable and inventories and smaller increases in taxes payable.

The total net change in cash and cash equivalents for the year ended 2004 was a decrease of $58.0 million. The primary uses of cash during this period were $95.0 million for the acquisition of Voyant, $52.5 million for purchases of our common stock, $19.3 million for purchases of property and equipment and $5.3 million of purchases of investments, net of sales and maturities. The primary sources of cash were $79.6 million from operating activities, $33.8 million associated with the exercise of stock options and purchases under the employee stock purchase plan, and $0.8 million from proceeds from sale of discontinued operations. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses (such as depreciation, amortization, the provision for doubtful accounts, inventory write-downs for excess and obsolescence, gain from sale of discontinued operations, amortization of unearned stock-based compensation, loss on strategic investments, the purchase of in-process research and development and the tax benefits from the exercise of employee stock options), reductions in inventories and deferred taxes and net increases in accounts payable, taxes payable and other accrued liabilities. Offsetting the positive effect of these items were net increases in trade receivables and prepaid expenses and other current assets. Over the past several quarters, our days sales outstanding, or DSO, metrics have improved significantly. Our DSOs increased from 33 days at December 31, 2003 to 39 days at December 31, 2004. We expect that DSO metrics will increase in 2005 primarily as a result of the decrease in co-op reserves as a result of our change in accounting for co-op funds whereby the resulting liability will no longer be recorded as a reserve against receivables but rather in accrued liabilities prospectively. The increase in DSO as a result of the co-op change will not have an effect on our net income or cash flows. We expect that DSO metrics will also increase in 2005 due to a lesser extent, to revenue increases or as a result of fluctuations in revenue linearity, and as a result of longer payment terms for service providers and government entities. Inventory turns improved from 7.1 turns at December 31, 2003 to 7.7 turns at December 31, 2004. There is no assurance that the current level of inventory turns will be maintained and in all likelihood inventory turns will fluctuate as we continue to shorten lead times and reduce air freight costs.

On January 5, 2004, we completed our acquisition of Voyant. We paid $109.2 million in cash to the Voyant shareholders in connection with this acquisition. Approximately $12.9 million of the cash was placed into escrow to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties covered in the Merger Agreement or certain other events. During the second quarter of 2004, the Company received $0.1 million from the escrow account related to certain working capital adjustments, reducing the purchase consideration from $125.5 million to $125.4 million. During the third quarter of 2004, we authorized the release of approximately $1.4 million of the escrow fund to the Voyant shareholders as certain prior sales tax liabilities had been resolved. Voyant shareholders may receive up to an additional $15 million of consideration over a two-year period, payable in cash or, at our option, in Polycom stock, based on the achievement of certain financial milestones relating to the sale of Voyant products. Voyant’s results of operations have been included in our results of operations beginning January 5, 2004.

In June 2002 and August 2004, the Board of Directors approved plans to purchase up to 3.5 million shares and 10 million shares, respectively, of the Company’s common stock in the open market. As of December 31, 2004, the Company had purchased approximately 5.0 million shares in the open market, for cash of $75.4 million. These shares of common stock have been retired and reclassified as authorized and unissued. During the years ended December 31, 2004, 2003 and 2002, the Company purchased 2.8 million, 0.8 million and 1.5 million shares of our common stock in the open market for cash of $52.5 million, $6.9 million and $15.9 million, respectively. The Company may continue to purchase shares in the open market. As of December 31, 2004, the Company had purchased all of the approved shares under the June 2002 repurchase plan and is authorized to purchase up to an additional 8.5 million shares under the August 2004 repurchase plan through August 2006. In 2005, we intend to continue to purchase shares under our current board authorization and we may seek and obtain approval from our Board of Directors to purchase an additional number of shares.

At December 31, 2004, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $25.9 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

In November 2003, we entered into a lease amendment for one of our facilities for which we had previously provided a restructuring reserve. The original term of this lease, which ended in 2014, was amended to allow us to exit the facility in various stages through 2008 in exchange for certain cash payments. In June 2004, we entered into a termination agreement and related payment agreement for this facility which terminated the lease on all of the unoccupied space as of December 28, 2004. The agreement resulted in an overall reduction in our obligations and acceleration of the termination payments that were previously scheduled through 2008. In addition, as of December 31, 2004, we have an outstanding letter of credit in the amount of $3.1 million, which is secured by our line of credit, as security for the remaining termination payment of $3.1 million which was paid in January 2005.

These purchase commitments and lease obligations are reflected in our consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit to secure the leases on some of our offices. These letters of credit total approximately $4.5 million and are secured by our credit facilities or cash deposits with our banks.

The table set forth below shows, as of December 31, 2004, the future minimum lease payments, net of estimated sublease income of $1.9 million through June 2007, due under our current lease obligations. For example, we lease an approximately 152,000 square foot building which is fully subleased to a third party for a term that is concurrent with the term of our lease obligation. As a result we are not currently showing a lease obligation related to this facility. If this sublease were to be terminated, or if the tenant defaulted on payment, we would incur additional lease payments that would negatively impact our operating results and overall cash flows. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of December 31, 2004 are as follows (in thousands):

	Gross Minimum Lease Payments	Estimated Sublease Receipts	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long - Term Liabilities	Purchase Commitments
Year ending December 31,
2005	$14,139	$(827)	$13,312	$4,206	$—	$25,937
2006	13,699	(697)	13,002	4,071	2,235	—
2007	9,227	(376)	8,851	2,923	1,923	—
2008	5,526	—	5,526	1,358	323	—
2009	5,166	—	5,166	1,289	30	—
Thereafter	15,166	—	15,166	3,548	6,125	—

Total payments	$62,923	$(1,900)	$61,023	$17,395	$10,636	$25,937

We believe that our available cash, cash equivalents, investments and bank line of credit will be sufficient to meet our operating expenses and capital requirements for the foreseeable future. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

Off-Balance Sheet Arrangements

As of December 31, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Revenue Recognition and Product Returns

We recognize revenue, including freight charges, in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” Statement of Financial Accounting Standards, or SFAS, No. 48, “Revenue Recognition When Right of Return Exists”, EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” and the AICPA Statement of Position No. 97-2, or SOP 97-2, “Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Under these guidelines, we recognize revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable, and payment is reasonably assured. We accrue for sales returns, co-op advertising and other allowances as a reduction to revenues upon shipment based upon our contractual obligations and historical experience. Effective in the first quarter of 2005, we have made changes to our co-op advertising program that will affect how our channel partners utilize and claim credit for eligible marketing activities that will result in co-op funds generally being treated as a marketing expense rather than a revenue reduction in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”. Additionally, we recognize extended service revenue on our hardware and software products as the service is performed.

Channel Partner Programs and Incentives

We record estimated reductions to revenues for channel partner programs and incentive offerings including special pricing agreements, trade-in credits, promotions and other volume-based incentives. If market conditions were to decline or competition were to increase further, we may take future actions to increase channel partner incentive offerings possibly resulting in an incremental reduction of revenues at the time the incentive is offered.

Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. Our warranty obligation is affected by estimated product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revision of the estimated warranty liability would be required.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We consider the following factors when determining if collection of payment is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If we have no previous experience with the customer, we typically obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. We may also request financial information, including financial statements or other documents (e.g., bank statements) to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, as was the case with Global Crossing and Worldcom in 2002 and MCSi in 2003, additional allowances would be required.

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

Deferred and Refundable Taxes

We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of December 31, 2004, we have $69.9 million in net deferred tax assets. In order to fully utilize these deferred tax assets we need to generate sufficient amounts of future U.S. taxable income. We believe based upon our financial projections that it is more likely than not that we will generate sufficient future taxable income to utilize these assets and therefore, as of December 31, 2004, we have not established a valuation allowance against these assets.

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

In June 2002, we completed our transitional goodwill and purchased intangibles impairment tests outlined under SFAS 142 which required the assessment of goodwill and purchased intangibles for impairment as of January 1, 2002 and in the fourth quarter of 2004, 2003 and 2002, we completed our annual impairment tests. The assessment of goodwill impairment was conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. The assessment of purchased intangibles impairment was conducted by comparing the fair value of the purchased intangible with its carrying amount as of that date. Based on the results of these impairment tests, we determined that our goodwill assets and purchased intangible assets were not impaired as of January 1, 2002 or during 2004, 2003 or 2002. We plan to conduct our annual impairment tests in the fourth quarter of every year, unless impairment indicators exist sooner. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill and purchased intangible impairment tests.

Non-marketable Securities

We periodically make strategic investments in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. These investments had a carrying value of $7.4 million as of December 31, 2004, and have been permanently written down by a total of $12.5 million from original cost, including $0.5 million in 2003 and $3.0 million in 2002, which is reflected in “Loss on strategic investments” in the consolidated statements of operations. There were no amounts permanently written down in 2004.

Recent Accounting Pronouncements

In March 2004, the FASB issued EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however the disclosure requirements remain effective and the applicable disclosures have been included in our consolidated financial statements and related notes thereto. We will evaluate the effect, if any, of adopting EITF 03-01.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs—an amendment of ARB No. 43” (“FAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with

International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that the implementation of this standard will have a significant impact on our consolidated results of operations, financial condition or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a particular valuation methodology. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our third quarter of 2005. Although the Company is in the process of evaluating the impact of applying the various provisions of SFAS No. 123R, we expect that this statement will have a material impact on our consolidated results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB No. 29” which requires nonmonetary exchanges to be recorded at the fair value of the assets exchanged, with certain exceptions. This standard requires most exchanges of productive assets to be accounted for at fair value, rather than at carryover basis. The provisions of SFAS No. 153 are effective for fiscal years beginning after June 15, 2005 and we will adopt this standard in 2006. We have not determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.

In December 2004, the FASB issued a FASB Staff Position (FSP) regarding “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“AJCA”), FSP 109-2. FSP 109-2 allows us time beyond the fourth quarter of 2004, the period of enactment, to evaluate the effect of the AJCA on our plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 “Accounting of Income Taxes.” See the discussion of the potential impact on the Company in Note 16 to the Condensed Consolidated Financial Statements.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATIONS

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

Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control. These factors include:

•	fluctuations in demand for our products and services, in part due to the changing global economic environment but also as a result of increased competition due to new competitors entering the market or the development of new partnerships, such as the recently announced Tandberg and Cisco relationship;

•	the prices and performance of our products and those of our existing or potential new competitors, which can change rapidly due to technological innovations;

•	changes to our channel partner programs, such as our co-op program, may not be favorably received by our partners and could result in our channel partners adding our competitors’ products to their portfolio, delaying advertising or sales of our products or shifting emphasis to selling our competitors’ products, which would negatively impact revenue growth in the near term;

•	changes to our channel partner contracts in Europe, Asia Pacific and Latin America which could result in a change in the number and mix of channel partners, a smaller number of channel partners, and the same channel upset already experienced in North America;

•	changes in our sales management and sales organization, including the addition of sales headcount to achieve increased sales coverage, which could result in disruptions among our channel partners and/or increased investments in our sales organization without the resulting revenue increases;

•	difficult general economic conditions in North America or other regions of the world, as was the case with the global economic uncertainty and downturn in technology spending in 2002 and 2003, and specific economic conditions prevailing in the communications industry and other technology industries;

•	unpredictable fluctuations in general and administrative costs associated with complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and in evaluating our internal control over financial reporting and associated with litigation matters that we may become involved with from time to time;

•	the adoption of the new accounting pronouncement, SFAS 123R, “Share-Based Payments” that will require us to record compensation expense for shares issued under our stock plans beginning in the third quarter of 2005 will have a material impact on our results of operations;

•	market acceptance and transition of new product introductions, including the VSX product family, V500, SoundStation2, SoundStation 2W and PVX software and other new products launched in 2004, new products launched in the future, and product enhancements by us or our existing or potential new competitors;

•	the shift in sales mix of products we sell to lower margin products;

•	slowing sales by our channel partners to their customers which places further pressure on our channel partners to minimize inventory levels and reduce purchases of our products;

•	the timing, size and mix of the orders for our products;

•	our distribution channels reducing their inventory levels;

•	the level and mix of inventory that we hold to meet future demand;

•	further changes to our channel partner contracts and channel partner strategy, including changes to our channel partner contracts in North America could result in a further reduction in the number of channel partners and to more of our channel partners adding our competitors’ products to their portfolio;

•	the impact of the unstable political situation in Israel and military action by the Israeli government and other hostilities in the Middle East and their impact on our Israeli operations;

•	the shift in revenues to upgrade revenues as opposed to full systems revenues in our Network Systems segment, which could lead to lower revenues;

•	the ability of our customers, channel partners and suppliers to obtain financing or to fund capital expenditures;

•	fluctuations in the level of international sales and our exposure to international currency fluctuations in both revenues and expenses;

•	the cost and availability of components, such as the recent cost increases for memory devices used in many of our products;

•	manufacturing costs;

•	the level and cost of warranty claims;

•	the impact of disruptions in our operations and at the sites of our primary manufacturing partners in Thailand, China, Singapore and Israel or raw material suppliers to these primary manufacturing partners for any reason, including fire, earthquake or other natural disasters, quarantines, power loss, telecommunications failures and other events beyond our control;

•	future changes in existing financial accounting standards or practices or taxation rules or practices;

•	the near and long-term impact of the military action in Iraq or other hostilities;

•	the near and long-term impact of terrorist attacks and incidents and any military response or uncertainty regarding any military response to those attacks;

•	the level of royalties we must pay to third parties;

•	the impact of seasonality on our various product lines and geographic regions;

•	adverse outcomes in intellectual property matters; and

•	the introduction of web collaboration solutions that compete with our web collaboration or video solutions.

We experienced sequential quarterly revenue growth from 1998 through 2000. Since that time we have experienced fluctuations in our quarterly operating results due to these or other factors. These and other factors could further prevent us from attaining or sustaining sequential quarterly growth or meeting our expectations regarding our operating results, and investors should not use our past results to predict future operating margins and results. For example, although we experienced sequential quarterly revenue increases in the second, third and fourth quarters of 2003 and throughout 2004, we experienced sequential quarterly revenue decreases in the first quarter of 2003, and the second, third and fourth quarters of 2002, primarily related to declines in our combined video communications and network systems product revenue. In addition, we incurred a significant net loss in 2001 due to charges related to acquisitions completed in that year, as well as a net loss in the first quarter of 2003.

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

The markets for video and voice communications and network systems products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, proper positioning of new products in relation to our total product portfolio and their relative pricing, differentiation of new products from those of our competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with compatibility issues, channel partner training, technical and sales support as well as field support are also factors that may affect our success in this market. When we take any significant actions regarding our product offerings, or acquire new product offerings, it is important to educate and train our channel partners to avoid any confusion as to the desirability of the new product offering compared to our existing product offerings. Since October 2003, we have launched several new product offerings, such as our VSX product family, V500, SoundStation2, SoundStation 2W and PVX software. While we believe we have taken the appropriate measures to educate and train our channel partners, there is a risk that these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any product until they determine if these products are more desirable products than our legacy products. Such delays in purchases could adversely affect our revenues, gross margins and operating results in the period of the delay. These new product launches, or any new product launch in the future, could also cause confusion amongst our channel partners as we educate and train them on, and as they take time to evaluate, these new product offerings. Further, the shift in communications from circuit-switched to IP-based technologies over time may require us to add new channel partners, enter new markets, such as the service provider market, which we entered into with the acquisition of Voyant in January 2004, and gain new core technological competencies. We are attempting to address these needs, including developing a service provider strategy, and the need to develop new products through our internal development efforts, joint developments with other companies and through acquisitions. We may not identify successful new product opportunities and develop and bring products to market in a timely manner or be successful in developing a service provider strategy. Additionally, we cannot assure you that competing technologies developed by others will not render our products or technologies obsolete or noncompetitive. Further, as we introduce new products that can or will render existing products obsolete, these product transition cycles may not go smoothly, causing an increased risk of inventory obsolescence and relationship issues with our end user customers and channel partners. The failure of our new product development efforts, any inability to service or maintain the necessary third-party interoperability licenses, our inability to properly manage product transition and our inability to enter new markets, such as the service provider market, would harm our business and results of operations.

We may experience delays in product introductions and our products may contain defects which could adversely affect market acceptance for these products and our reputation and seriously harm our results of operations.

We intend to continue to introduce new products, such as our VSX product family, V500, SoundStation2, SoundStation 2W, and PVX software products. However, we cannot assure you that new product releases will be timely or that they will be made at all. For example, the ViewStation FX and Via Video were delayed from their original release dates which we believe negatively affected our revenues in 2000. The VSX 7000 was also delayed from its original release date.

Our video communications product development group is located in Massachusetts and Texas, our voice communications product development group is dispersed among California, Georgia and Canada and our network systems product development group is dispersed among Colorado, Georgia and Israel. Therefore, we may experience product delays in the future, due to logistics or other issues involved in coordinating a large geographically diverse product development group.

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

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our SoundStation IP and SoundPoint IP products are dependent on the roll out of voice-over-IP, or VoIP, technologies. In addition, VoIP products are traditionally sold through service providers. Our strategy surrounding selling our VoIP products and developing our Service Provider network is just being initiated and there can be no guarantee that we will be successful in developing such a strategy or establishing a successful service provider network. The success of our ViaVideo II, VSX 3000 and PVX software application products depend on the increased use of desktop video collaboration technologies. The success of our WebOffice product is dependent on the increased use and acceptance of web collaboration technologies in concert with audio and video conferencing. The success of all of our products is also dependent on how quickly Session Initiation Protocol, or SIP, firewall and NAT traversal and call management integration technologies are deployed as new technologies and how quickly we adopt and integrate these new technologies into our existing and future products. If the use of new technologies that our current and future products are based on does not occur, or the development of suitable sales channels does not occur, or occurs more slowly than expected, we may not be able to sell certain of our products in significant volumes and our business may be harmed.

Lower than expected market acceptance of our products, price competition and other price decreases would negatively impact our business.

If the market does not accept our products, including the SoundStation2, SoundStation 2W, the VSX product family, the V500 and PVX software launched in 2003 and 2004, our profitability could be harmed. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment and network systems which could cause us to reduce the prices for any of these products or discontinue one product with the intent of simplifying our product offering and enhancing sales of a similar product. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products in the hope of stimulating growth in a similar product. While we cannot assure you that these actions would have the desired result, any of these actions could have an adverse impact on our product margins and profitability.

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

In addition to our acquisition of Voyant in January 2004, we purchased several businesses in 2001 and 2002, which together include goodwill valued at approximately $352.6 million and other purchased intangible assets valued at approximately $26.9 million as of December 31, 2004. This represents a significant portion of our recorded assets. Generally accepted accounting principles related to goodwill and other intangibles changed with the issuance of Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets” which we adopted effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives, but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values which could result in a full write-off of their book value. If these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” in our balance sheets. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have recorded charges against earnings totaling $12.5 million, including $0.5 million in fiscal 2003 and $3.0 million in fiscal 2002, associated with the impairment of these investments, which has been reflected in “Loss on strategic investments” in the statements of operations. As of December 31, 2004, our investments in private companies are valued at $7.4 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

As our business has grown, we have become increasingly exposed to adverse changes in general economic conditions which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, deferral or delay of purchase commitments for our products and increased competition. These factors adversely impacted our operating results in 2001, 2002 and 2003. While there has been some improvement in technology spending and the global economy, constraints in technology capital spending still exist and could have an adverse impact on 2005. For example, in the fourth quarter of 2004, we experienced a sequential decrease in absolute dollars in revenues from U.S. government entities and in the first quarter of 2003, we noted a greater decrease in revenue from products with higher average selling prices, such as our network systems products, which we believe resulted from adverse economic conditions. Any recurrence of these events could have a similar effect.

In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, including a recurrence in 2005 of global economic uncertainty and downturn in technology spending, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels which would harm our business.

If we fail to compete successfully, our business and results of operations would be significantly harmed.

We face significant competition in the communications industry which is subject to rapid technological change. In video communications, our major competitors include Tandberg and a number of other companies including Aethra, Avistar, D-Link, Huawei, LeadTek, NEC, Panasonic, Sony, VCON, VTEL and ZTE, as well as various smaller or new industry entrants. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video communications products or may partner with companies which have more substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market or sell their products. For example, Tandberg, a major competitor in video communications, recently announced a strategic relationship with Cisco Systems, whereby Tandberg will provide Cisco Systems with technology that will be co-branded and sold by Cisco Systems. Since the second quarter of 2003, we have experienced greater losses in group video conferencing sales to our competitors, including competition we are experiencing at lower price points from competitors in China. We expect to continue to face stiff competition from Tandberg, and they may continue to gain market share from us, due in part to their strategic relationship with Cisco and their latest product offerings. In addition, we believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, 3Com, Hewlett-Packard, Dell, Microsoft, Nortel Networks, RealNetworks and WebEx, that enable web-based or network-based video and collaboration communications. The market for voice communications equipment, including voice conferencing and desktop equipment, is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. In voice communications, our major competitors include Aethra, ClearOne Communications, Konftel, Mitel and other companies that offer lower cost, full-duplex speakerphones. There are also several low cost manufacturers in Asia and Europe that are emerging with VoIP desktop products competitive with ours. In addition, there are notable PBX and IP Call Manager manufacturers that compete with standards based IP products including Avaya, Cisco Systems, Mitel and Siemens. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that are lower cost than our voice communications products. Our video network systems business has significant direct competition from RADVISION, and a number of other companies, including Cisco Systems, First Virtual, Huawei and Tandberg. Our audio network systems business has significant competition from companies such as Spectel, which was recently acquired by Avaya, Compunetix and Latitude. For our services business, we see the competition potentially coming from a number of companies, including Cisco Systems and Nortel, as we believe these vendors will look at our products as potential service revenue streams, in addition to trying to provide one service solution to their customers. Today third party maintenance companies are not a big threat to our service base, but as the industry continues to grow, this may become a concern over time. In addition, it is possible that we will see increased competition in all of our product lines to the extent that one or more of our competitors join together either through mutual agreement or acquisitions to form new partnerships to compete against us. These competitors on a stand-alone basis or on a combined basis could have more substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products.

The principal competitive factors in the markets in which we presently compete and may compete in the future include:

•	the ability to provide and sell a broad range of products and services that are responsive to changing technology and changing customer requirements;

•	product performance;

•	price;

•	the ability to introduce new products, including products with price-performance advantages;

•	the ability to reduce production costs;

•	the ability to provide value-added features;

•	the ability to successfully integrate our products with, and operate our products on, existing customer platforms;

•	market presence; and

•	the ability to provide financing.

Competition that we face in the North American market is intense and, in particular, we noted a softening in our North American sales in the fourth quarter of 2004. Whether this fourth quarter softening was due to stiffer competition in the region, or due to other factors that are difficult to predict such as a reduction in federal spending or an economic slowdown, if such trend continues, our financial results may be adversely impacted.

In addition, competition that we face in certain of our international markets is different than that we face in North America and continually changing. For instance, we have noted increased pricing pressures in China, India and other parts of Asia. If we are unable to compete effectively in these regions in terms of price, technology, product offerings or marketing strategies, our overall financial results may suffer.

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

Our operating results are hard to predict if a disproportionate amount of our sales occur at the end of a quarter.

The timing of our channel partner orders and product shipments can harm our operating results.

Our quarterly revenues and operating results depend upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. Moreover, prior to the second half of 2003, the majority of our orders in a given quarter shipped in the last month of that quarter and sometimes in the last few weeks of the quarter. Throughout 2003 and through the second quarter of 2004, the amount of our order backlog steadily increased, principally as a result of our new channel strategy, the establishment of product lead times to maximize our inventory efficiency, our acquisition of Voyant, and our focus on operational efficiencies in the logistics area. In the fourth quarter of 2004, our backlog decreased significantly due in part to a decrease in current quarter bookings as a percentage of revenue, shorter lead times and an increase in deferred revenue from carve outs associated with the increase in shipments of our VSX product family, which include the first year of maintenance and support. We believe that the current level of backlog will continue to fluctuate and that it is unlikely that we will grow backlog to the levels of the second and third quarters of 2004 in future quarters, due to many factors such as ability of our sales force to generate orders linearly throughout the quarter, our ability to forecast revenue mix and plan our manufacturing accordingly, increased deferred revenue associated with our VSX products, and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could significantly negatively impact end-user orders which could in turn negatively affect orders from our channel partners in any given quarter. As a result, our backlog could further decline in future quarters, even to zero. The return to historical linearity levels or any failure or delay in the closing of orders during the last part of a quarter would materially harm our operating results, as occurred in the first quarter of 2003 and the second and third quarters of 2002. Furthermore, we may be unable to ship products in the period we receive the order, due to these or other factors, which would have an adverse impact on our operating results. In such events, the price of our common stock would decline.

Difficulty in estimating channel partner orders can harm our operating results, the establishment of product lead times to maximize our inventory efficiency and our focus on operations efficiency in the logistics area.

Revenues for any particular quarter are extremely difficult to predict with any degree of certainty. We typically ship products within a short time after we receive an order and therefore, backlog is not a good indicator of future revenues. In the second and third quarters of 2004, we did end the quarter with a more significant amount of order backlog than our historical experience, principally as a result of our new channel strategy, the establishment of product lead times to maximize our inventory efficiency, our acquisition of Voyant in the first quarter of 2004, and our focus on operational efficiencies in the logistics area. We believe that the current level of backlog will continue to fluctuate and that it is unlikely that we will grow backlog to the levels of the second and third quarters of 2004 in future quarters, which is dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly, increased deferred revenue associated with our VSX products and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders which could in turn significantly negatively affect orders from our channel partners in any given quarter. Accordingly, our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, the majority of Voyant’s orders are received in the last month of a quarter, typically the last few weeks of that quarter, thus the unpredictability of the receipt of these orders could negatively impact our future results. We historically have received a majority of our channel partner orders in the last month of a quarter and often in the last few weeks of the quarter. In the event that order linearity declines to the levels experienced in 2002 and the first half of 2003, where the majority of our sales occurred in the last month of the quarter, or if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly. Accordingly, any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

We face risks related to our dependence on channel partners to sell our products.

To avoid confusion among our channel partners regarding our product offerings, we need to devote significant resources to educating and training them.

When we take any significant actions regarding our product offerings, or acquire new product offerings, it is important to educate and train our channel partners to avoid any confusion on the desirability of the new product offering in relation to our existing product offerings. Since October 2003, we have launched several new video and voice products, including the VSX product family, V500, SoundStation2, SoundStation 2W and PVX software. While we believe we have taken the appropriate measures to educate and train our channel partners, there is a risk that the launch of these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any video or voice products, until they determine if these new products are more desirable products than our legacy products. Such delays in purchases could adversely affect our revenues, gross margins and operating results in the period of the delay. These new product launches, or any new product launch in the future, could cause confusion amongst our channel partners as we educate and train them on, and as they take time to evaluate, these new product offerings.

Integrating acquired product offerings with ours has created confusion among our channel partners in the past and may continue to do so in the future. We will need to continue to devote significant resources to educate and train our channel partners about our product offerings. Channel confusion could also occur if we do not adequately train or educate the channel on our product families especially in the cases where we simplify our product offerings by discontinuing one product in order to stimulate growth of a similar product. Ongoing confusion may lead to delays in ordering our products which would negatively affect our revenues.

Conflicts with our channel partners could hurt sales of our products.

We have various OEM agreements with major telecommunications equipment manufacturers, such as Avaya, Cisco Systems and Nortel Networks, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create conflicts with our other channel partners who directly compete with our OEM partners, or could create conflicts among our OEM partners who compete with each other, which could adversely affect revenues from these other channel partners or our OEM partners. Conflicts among our OEM partners could also make continued partnering with these OEM partners increasingly difficult. Because many of our channel partners also sell equipment that competes with our products, these channel partners could devote more attention to these other products which could harm our business. For example, a significant amount of our network systems revenues in 2001 were generated from sales to Tandberg, Sony and VCON, which compete with us in the video communications product market. We believe that because of this conflict, they significantly reduced their orders of our network systems products in 2002 and 2003, which impacted our sales of this product line. Further, other channel conflicts could arise which cause channel partners to devote resources to other non-Polycom communications equipment which would negatively affect our business or results of operations.

Some of our current and future products are directly competitive with the products of our channel and strategic partners. For example, we have an agreement with Cisco Systems under which we ship SoundStation IP conference phones for resale by Cisco Systems. In addition, Cisco sells a network systems product which is in direct competition with our network systems offerings and recently announced an extended partnership with Tandberg, one of our major competitors in the video communications business, whereby Tandberg will provide Cisco Systems with technology that will be co-branded and sold by Cisco Systems. As a consequence of conflicts such as these, there is the potential for our channel and strategic partners to significantly reduce their orders of our products or design our technology out of their products. In addition, competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies. Any such strain could limit the potential contribution of our strategic relationships to our business, restrict our ability to form strategic relationships with these companies in the future and create additional competitive pressures on us, including downward pressure on our average selling prices which would result in a decrease in both revenues and gross margins, any of which could harm our business.

We are subject to risks associated with our channel partners’ product inventories and product sell-through.

We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to dealers and end-users. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as a recurrence of the global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our revenues would be negatively affected. For example, the economic downturn negatively affected our business and operating results in 2001, and the global economic uncertainty and downturn in technology spending negatively affected our business and operating results in 2002 and the first quarter of 2003. While there has been some improvement in technology spending and the global economy, constraints in technology capital spending still exist and if these conditions recur in the future, our business and operating results will continue to be negatively affected. For example, in the fourth quarter of 2004, we experienced a sequential decrease in absolute dollars in revenues from U.S. government entities. In addition, if channel partners decide to purchase more inventory, due to product availability or other reasons, than is required to satisfy end-user demand or if end-user demand does not keep pace with the additional inventory purchases, channel inventory could grow in any particular quarter which could adversely affect product revenues in the subsequent quarter. Moreover, if we choose to eliminate or reduce special cost or stocking incentive programs, quarterly revenues may fail to meet our expectations or be lower than historical levels. In addition, as a result of changes in sales management and our sales organization, we have implemented changes to our partner strategy in North America and plan to continue to implement changes, internationally to our channel partner strategy and contracts which may continue to result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with even more direct interaction between us and our direct end-user customers. This strategy shift includes channel certifications for certain network systems and video products that we believe yield a higher level of end-user customer satisfaction. As part of this new channel partner strategy and a result of the global economic downturn, the channel inventory model changed to reduce channel inventories at those channel partners that stock product and to move some channel partners to a drop shipment method for their end-user customers as opposed to having these partners carry inventory. During the second quarter of 2003, we believe that we essentially completed our channel inventory reduction program and we believe that, in aggregate, we will see only minor variations, upwards or downwards, in channel inventory weeks within product lines or regions moving forward. This channel strategy has and could continue to upset our channel partners to the extent that they could add competitive products to their portfolios or shift more emphasis to selling our competitors products. These changes may continue to cause disruptions in our channels and negatively impact revenue growth in the near term.

Our revenue estimates associated with products stocked by some of our channel partners are based largely on end-user sales reports that our channel partners provide to us on a monthly basis. To date, we believe this data has been generally accurate. To the extent that this sales-out and channel inventory data is inaccurate or not received timely, we may not be able to make revenue estimates for future periods.

Changes to our channel partner programs may not be favorably received and as a result our channel partner relationships and results of operations may be adversely impacted.

Our channel partners are eligible to participate in various incentive programs, depending upon their contractual arrangements with us. As part of these arrangements, we have the right to make changes in our programs and launch new programs as business conditions warrant. For example, we recently announced changes to our co-op marketing programs which will affect how our partners utilize and claim credit for eligible marketing activities. While we believe this change will allow us to better focus and leverage our collective marketing efforts, this change could cause disruptions in our channels and negatively impact revenue growth in the near term. These changes could upset our channel partners to the extent that they could add competitive products to their portfolios, delay advertising or sales of our products, or shift more emphasis to selling our competitors products, if not appropriately handled. There can be no assurance that our channel partners will be receptive to this change and that we will receive the positive benefits that we are anticipating in making these program changes.

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

Our business has been harmed and could be harmed further if our large channel partners continue to be affected by the recurrence of global economic uncertainty and a downturn in technology spending. For example, in 2003, we experienced a decline in revenues from WorldCom, Global Crossing and MCSi due to their financial troubles. This drop in the amount of orders we have received from these three channel partners negatively affected our revenues and profitability.

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

Our future success will depend in part on our continued ability to hire, assimilate and retain qualified personnel. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel, especially in light of our recent additions of senior management, reorganizations and restructurings. In addition, provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC and Nasdaq impose heightened personal liability on some of our key management personnel. The threat of such liability could make it more difficult to identify and hire and retain highly-skilled management personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, particularly technical and management, as needed, could harm our business. In addition, as we add more complex software product offerings, it will become increasingly important to retain and attract individuals who are skilled in managing and developing these complex software product offerings. Further, many of our key employees in Israel, who are responsible for development of our network systems products, are obligated to perform annual military reserve duty and may be called to active duty at any time under emergency conditions. The loss of the services of any executive officer or other key technical or management personnel could harm our business.

We experienced significant growth in our business and operations due to internal expansion and business acquisitions during the last five years, and if we do not appropriately manage this growth and any future growth, our operating results will be negatively affected.

Our business has grown in recent years through both internal expansion and business acquisitions, and continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. For example, our annual revenues increased from $344 million in 2000 to $540 million in 2004, and during that time, we acquired Accord, Circa, PictureTel, ASPI, MeetU and Voyant. Further, our headcount increased from 362 employees at December 31, 1999 to 1,437 employees at December 31, 2004. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands place on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

Our future growth may require significant additional resources given that, as we increase our business operations in complexity and scale, we may have insufficient management capabilities and internal bandwidth to manage our growth and business effectively. We cannot assure you that resources will be available when we need them or that we will have sufficient capital to fund these potential resource needs. Also, as we assess our resources following our acquisitions, we will likely determine that redundancy in certain areas will require consolidation of these resources. Any organizational disruptions associated with the consolidation process could require further management attention and financial expenditures. If we are unable to manage our growth effectively, if we experience a shortfall in resources or if we must take additional restructuring charges, our results of operations will be harmed.

Difficulties in integrating our acquisitions could adversely impact our business.

Difficulties in integrating past or future acquisitions could adversely affect our business.

We completed the acquisition of Voyant in January 2004. The process of integrating Voyant into our operations has required and will continue to require significant resources and has been and will continue to be time consuming, expensive and disruptive to our business. Failure to achieve the anticipated benefits of this acquisition or to successfully integrate the operations of Voyant could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from this acquisition because of the following significant challenges:

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

In addition, revenues related to this acquisition experienced a sequential quarterly decrease of 37% in the fourth quarter of 2004. Although management has taken steps to address the performance of this product line, including integrating the Voyant sales team into our worldwide sales organization and making changes in sales management, we may be unsuccessful in our efforts and our results of operations may be negatively impacted.

The PictureTel acquisition, which we completed in October 2001, is the largest acquisition we have completed, and the complex process of integrating PictureTel required significant resources. We continue to face ongoing business challenges that include principally the geographic dispersion of our operations and generating market demand for an expanded product line that includes PC-based systems and collaboration-intensive applications. Although the integration of PictureTel is complete, we will continue to incur cash outflows and additional costs related to this acquisition, primarily related to fees and expenses of professionals and consultants involved in dissolving legal entities no longer being used.

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

We have a significant liability of approximately $9.1 million at December 31, 2004 related to vacant and redundant facilities in connection with our acquisition of PictureTel, which is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. For example, we have an approximately 152,000 square foot building which is fully subleased to a third party for the length of our lease obligation. If this tenant were unable to fulfill, for any reason, their contractual obligations under the sublease, we would incur additional charges to operations which would harm our business. In addition, until our vacated and redundant facilities are subleased or the lease obligations for these facilities are terminated, we will continue to pay the contractual lease and facility operating expense obligations without any sublease income to offset these costs. Further, in the event that we agree to sublease a facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow up to and potentially exceeding our recorded liability at the time of such transaction, which would harm our operating cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

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

International sales and expenses represent an increasing portion of our revenues and operating expenses, and we anticipate that international sales will continue to account for a significant portion of our revenues for the foreseeable future and that international operating expenses will continue to increase. International sales and expenses are subject to certain inherent risks, including the following:

•	adverse economic conditions in international markets;

•	the near and long-term impact of the military action in Iraq or other hostilities;

•	disruptions in business due to natural disasters, quarantines or other events beyond our control;

•	unexpected changes in regulatory requirements and tariffs;

•	adverse economic impact of terrorist attacks and incidents and any military response to those attacks;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles;

•	problems in collecting accounts receivable;

•	potentially adverse tax consequences; and

•	potential foreign currency exchange rate fluctuations.

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

Although, to date, a substantial majority of our international sales has been denominated in U.S. currency, we expect that a growing number of sales could be denominated in non-U.S. currencies as more international customers request billing in their currency. Our international operating expenses are denominated in foreign currency. As a result, we expect our business will be significantly more vulnerable to currency fluctuations which could adversely impact our results of operations. In addition, some of our competitors currently invoice in foreign currency, which could be a disadvantage to us. In 2003 and 2004, our operating costs internationally have increased as a result of the weakness in the U.S. dollar. These currency fluctuations are recorded in other income (expense) in our consolidated statement of operations. While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, we from time to time engage in currency hedging activities solely to mitigate temporary currency fluctuation exposure. However, we have limited experience with these hedging activities, and they may not be successful which could harm our operating results and financial condition. In addition, significant adverse changes in currency exchange rates, as happened in the European market in 2000 and in the Asian market in late 1997, could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country, as discounts may be temporarily or permanently affected.

We have limited supply sources for some key components of our products, and our operations could be harmed by supply interruptions, component defects or unavailability of these components.

Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. We also obtain certain plastic housings, metal castings and other components from suppliers located in China and certain Southeast Asia countries, and any political or economic instability in that region in the future, quarantines or other restrictions associated with infectious diseases, or future import restrictions, may cause delays or an inability to obtain these supplies. Further, we have suppliers in Israel and the military action in Iraq or war with other Middle Eastern countries perceived as a threat by the United States government may cause delays or an inability to obtain supplies for our network systems products. We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. Some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In addition, companies with limited or uncertain financial resources manufacture some of these components. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components, develop alternative sources as needed, or companies with limited financial resources go out of business, our operating results could be seriously harmed. Moreover, our operating results would be seriously harmed by receipt of a significant number of defective components, an increase in component prices, such as the recent increases for memory devices, or our inability to obtain lower component prices in response to competitive price reductions.

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

We subcontract the manufacture of our voice and video product lines to Celestica, a third-party contract manufacturer. We use Celestica’s facilities in Thailand, China and Singapore, and should there be any disruption in services due to natural disaster, quarantines or other restrictions associated infectious diseases, or other similar events, or economic or political difficulties in any of these countries or Asia or any other reason, such disruption would harm our business and results of operations. Also, Celestica’s facilities are currently the primary source manufacturer of these products, and if Celestica experiences an interruption in operations or otherwise suffers from capacity constraints, we would experience a delay in shipping these products which would have an immediate negative impact on our revenues. As a result, we may not be able to meet demand for our products which could negatively affect revenues in the quarter of the disruption and harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

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

We face and might in the future face intellectual property infringement claims and other litigation claims that might be costly to resolve and, if resolved adversely, may harm our operating results or financial condition.

We are a party to lawsuits (patent-related and otherwise) in the normal course of our business. Litigation can be expensive, lengthy and disruptive to normal business operations. The results of complex litigation matters are difficult to predict, and the uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition and reputation. Negative developments with respect to pending lawsuits could cause our stock price to decline, and an unfavorable resolution of any particular lawsuit could have an adverse and possibly material effect on our business and results of operations.

Moreover, specifically from time to time, we are involved in claims and legal proceedings that assert patent infringement claims or other intellectual property rights covering our products. We expect that the number and significance of these matters will increase as our business expands. In particular, we expect to face an increasing number of patent and copyright claims as the number of products and competitors in our industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms favorable to us or at all. An unfavorable outcome in any such claim or proceeding could have a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods. Further, any settlement announced by us may expose us to further claims against us by third parties seeking monetary or other damages which, even if unsuccessful, would divert management attention from the business and cause us to incur costs, possibly material, to defend such matters. For example, in November 2004, we settled our outstanding patent infringement litigation with Avistar Communications, Inc. (“Avistar”) and Collaboration Properties, Inc., a wholly-owned subsidiary of Avistar,. and, in connection with such settlement, paid $27.5 million.

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), beginning with this Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Section 404 and Auditing Standard No. 2 are newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report is uniquely difficult to prepare.

While we are now able to assert, in our management certifications filed with this Annual Report on Form 10-K, that our internal control over financial reporting is effective as of December 31, 2004, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective for any given reporting period (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

We have been unable to predict accurately the costs associated with evaluating our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and may continue to be unable to do so in the future.

We have been unable to accurately predict the costs, including the costs of both internal assessments and external auditor assessments, associated with complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and in evaluating our internal control over financial reporting. Costs of compliance were significantly larger than originally anticipated in 2004, and costs of compliance in future periods may continue to be unpredictable, which could have an adverse effect on our financial results.

Changes in existing financial accounting standards or practices or taxation rules or practices may adversely affect our results of operations.

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, we currently are not required to record stock-based compensation charges to earnings in connection with stock options grants to our employees. However, the Financial Accounting Standards Board (FASB) issued FASB 123R, “Stock-Based Payments” will require us to record stock-based compensation charges to earnings for employee stock option grants commencing in the third quarter of 2005. Such charges will negatively impact our earnings.

We may fail to implement necessary changes to our business strategy successfully or in a timely manner.

Management is continually reviewing and refining the business strategy and direction of the Company. From time to time, we may engage third party consultants to assist us with such evaluation of our business strategy or with certain aspects of our business strategy. If management fails to appropriately recognize when changes to our business strategy are warranted, fails to effectively adjust the Company’s direction as warranted, or fails to implement certain recommendations made by third party consultants successfully or in a timely manner relating to our strategic direction, our results of operations may be adversely impacted, possibly materially.

Business interruptions could adversely affect our operations.

Our operations are vulnerable to interruption by fire, earthquake, typhoon or other natural disaster, power loss, telecommunications failure, quarantines, national catastrophe, terrorist activities, war, ongoing Iraqi disturbances, an attack on Israel and other events beyond our control. We do not have a fully implemented detailed disaster recovery plan. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

Our cash flow could fluctuate due to the potential difficulty of collecting our receivables and managing our inventories.

Over the past few years, we initiated significant investments in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our revenues, as happened from 1999 through 2004, accounts receivable balances will likely increase as compared to previous years. Although, from time to time, we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepaid discounts, these additional incentives have lowered our profitability. In addition, the recurrence of economic uncertainty or downturn in technology spending in the United States may restrict the availability of capital which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, which occurred with Global Crossing, WorldCom and MCSi. Either of these conditions would harm our cash flow and days sales outstanding performance. Although in recent quarters our experience in collecting receivables has been good and we expect this trend to continue, there can be no assurance that it will continue. In 2004, our days sales outstanding (DSO) metrics have ranged from 32 in the first quarter of 2004 to 39 days in the fourth quarter of 2004. We expect that DSO metrics will increase as a result of a change in our co-op marketing programs and as a result of extending payment terms beyond 30 days to remain competitive, as we did recently in North America for certain service provider and public sector customers. Additionally, DSO metrics will continue to fluctuate, and in all likelihood, will increase as revenues increase, as a result of fluctuations in revenue linearity, as a result of future acquisitions, or any other factors.

In addition, as we manage our business and focus on shorter shipment lead times for certain of our products and implement freight cost reduction programs, our inventory levels may increase, resulting in decreased inventory turns that could negatively impact our cash flow.

Our stock price fluctuates as a result of the conduct of our business and stock market fluctuations.

The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of our common stock may be significantly affected by a variety of factors, including:

•	statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business, including competitors, partners, suppliers or telecommunications industry leaders or relating to us specifically, as has occurred recently;

•	the announcement of new products or product enhancements by us or our competitors;

•	technological innovations by us or our competitors;

•	quarterly variations in our results of operations;

•	general market conditions or market conditions specific to technology industries;

•	domestic and international macroeconomic factors; and

•	any other factors, including those factors discussed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and Other Factors That May Affect Future Operations.

In addition, the stock market continues to experience extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many high technology companies like us. These fluctuations are often unrelated to the operating performance of the specific companies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and bank borrowings. The investment portfolio primarily includes highly liquid, high-quality instruments, with the exception of the $0.1 million invested in equity securities of publicly traded companies. Some investments in the portfolio may contain an embedded derivative, and interest rate hedges may be placed if they are tied to a specific investment or group of investments in accordance with our Investment Policy; however, they are generally not significant. We may occasionally use forward contracts as a hedge against currency exchange rate fluctuations, which may affect the value of trade receivables billed in currencies other than the United States dollar. As of December 31, 2004, we have no open foreign currency hedging contracts.

The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected in our consolidated balance sheets based on the short maturities of these financial instruments. Short-term and long-term investments consist of U.S., state and municipal government obligations and foreign and domestic public corporate debt and equity securities, of which less than $0.1 million was strategically invested in non-transferable warrants to purchase common stock of a publicly traded company at December 31, 2004. These investments in non-transferable warrants to purchase common stock of a publicly traded company are subject to market price fluctuations which are primarily influenced by changes in interest rates are marked to market each period by recording an unrealized gain or loss in the consolidated statement of operations. If we sell our short-term or long-term investments prior to their maturity, we may incur a charge to operations in the period the sale took place. For 2004, 2003 and 2002, we realized $0.1 million, $0.2 million, and $3.9 million in losses related to the sale or write-down of our strategic investments in certain equity securities of publicly traded companies, which is reflected in “Loss on strategic investments” in the consolidated statements of operations.

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents and investments in equity securities of publicly traded companies, held at December 31, 2004 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

Issuer	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$164,097	$163,679	$163,261	$162,842	$162,424
State and local governments	59,213	59,062	58,911	58,761	58,610
Corporate debt securities	217,846	217,290	216,735	216,180	215,624

Total	$441,156	$440,031	$438,907	$437,783	$436,658

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$163,679	$163,470	$163,261	$163,052	$162,842
State and local governments	59,062	58,987	58,911	58,836	58,761
Corporate debt securities	217,290	217,013	216,735	216,457	216,180

Total	$440,031	$439,470	$438,907	$438,345	$437,783

A substantial majority of our sales are denominated in U.S. dollars. However, we are selling iPower products and related services in some local currencies, primarily Euros, British Pounds, Hong Kong Dollars, Singapore Dollars and Japanese Yen, which have increased our foreign currency exchange rate fluctuation risk. Based on our overall currency rate exposure at December 31, 2004, a near-term 10% appreciation or depreciation in the U.S. Dollar, relative to our foreign local currencies, would have an immaterial effect on our financial position, results of operations and cash flows based on our balances as of December 31, 2004. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies, thereby further increasing our foreign exchange risk. While we do not hedge for speculative purposes, in the event of a significant transaction due in a foreign currency, we may enter into a foreign currency forward exchange contract for hedging purposes.

In connection with the acquisition of PictureTel completed in October 2001, we assumed PictureTel’s existing hedging program to hedge intercompany receivables between PictureTel and its foreign subsidiaries. Two forward contracts were entered during the month of December 2001 for $1.7 million and matured during the first quarter of 2002 and did not have a material effect on our consolidated financial position, results of operations and cash flows. There were no forward contracts outstanding as of December 31, 2004 or 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 and the financial statement schedules required by Item 15(a)(2) are included in pages F-1 to F-42 and S-2, respectively. The supplemental data called for by Item 8 is presented on page S-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Polycom’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See “Management’s Report on Internal Control Over Financial Reporting” on page F-2.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding our directors required by this item is included under the caption “Election of Directors” in our Proxy Statement for our 2005 Annual Meeting of Stockholders and is incorporated in this Item 10 by this reference. The information regarding our current executive officers found under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K is also incorporated by reference in this Item 10. The information regarding compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2005 Annual Meeting of Stockholders and is incorporated in this Item 10 by this reference. The information regarding our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is included under the caption “Election of Directors—Corporate Governance Matters” in the Proxy Statement for our 2005 Annual Meeting of Stockholders and is incorporated in this Item 10 by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the caption “Management—Executive Officer Compensation” in the Proxy Statement for our 2005 Annual Meeting of Stockholders and is incorporated in this Item 11 by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the caption “Management—Ownership of Securities” and “Management—Equity Compensation Plan Information” in the Proxy Statement for our 2005 Annual Meeting of Stockholders and is incorporated in this Item 12 by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption “Management—Employment Contracts, Change of Control Arrangements and Certain Transactions” in the Proxy Statement for our 2005 Annual Meeting of Stockholders and is incorporated in this Item 13 by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Principal Accounting Fees and Services” in the Proxy Statement for our 2005 Annual Meeting of Stockholders and is incorporated in this Item 14 by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements (see Item 8 above).

Polycom, Inc. Consolidated Financial Statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004.

2. Financial Statement Schedule (see Item 8 above). The following Financial Statement Schedule is filed as part of this Report:

Schedule II—Valuation and Qualifying Accounts.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits.

(b) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization dated December 5, 2000, by and among the Registrant, Merger Sub Ltd. and Accord Networks Ltd. (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission (the “Commission”) on December 12, 2000).

2.2	Agreement and Plan of Merger dated May 24, 2001, by and among the Registrant, Pharaoh Acquisition Corp. and PictureTel Corporation (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-63252) filed with the Commission on June 18, 2001).

2.3	Addendum to the Agreement and Plan of Merger, dated May 24, 2001, by and among the Registrant, Pharaoh Acquisition Corp. and PictureTel Corporation (which is incorporated herein by reference to Exhibit 12(d)(4) to Amendment No. 6 to the Schedule TO filed with the Commission on October 3, 2001).

2.4	Asset Purchase Agreement, dated as of January 28, 2003, by and between Polycom, Inc. and Verilink Corporation (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2002).

2.5	Agreement and Plan of Merger, dated as of November 21, 2003, by and among Polycom, Inc., Voyager Acquisition Corporation and Voyant Technologies, Inc. (which is incorporated herein by reference to Exhibit 21 to the Form 8-K filed by the Registrant with the Commission on January 16, 2004).

3.1	Restated Certificate of Incorporation of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 18, 2003).

3.2	Amended and Restated Bylaws of Polycom, Inc., as amended effective January 18, 2005 (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 24, 2005).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock certificate (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-02296) filed with the Commission on March 12, 1996 (the “1996 S-1”)).

Exhibit No.	Description

4.3	Amended and Restated Investor Rights Agreement, dated May 17, 1995, among the Registrant and the Investors named therein (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s 1996 S-1).

4.4	Preferred Shares Rights Agreement dated as of July 15, 1998 and as amended March 2, 2001, between Polycom, Inc. and Fleet Bank, N.A. F/K/A BankBoston N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights Attached thereto as Exhibits A, B and C, respectively (which is incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed with the Commission on March 2, 2001).

10.1*(1)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers.

10.2*	The Registrant’s 1996 Stock Incentive Plan, as amended (which is incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-108049).

10.3*	The Registrant’s 1996 Employee Stock Purchase Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s 1996 S-1).

10.4*	ViaVideo Communications, Inc. 1996 Stock Option/Stock Issuance Plan and related agreements (which are incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-45351).

10.5	Lease Agreement by and between the Registrant and Trinet Essential Facilities XXVI, dated December 1, 1999, regarding the space located at 1565 Barber Lane, Milpitas, California (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2000).

10.6	Lease Agreement by and between the Registrant and WJT, LLC, dated February 19, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2001).

10.7*	Accord Networks Ltd. 1995 Employee Share Ownership and Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.8*	Accord Networks Ltd. Share Ownership and Option Plan (2000) and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.9*	Accord Networks Ltd. 2000 Share Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.10	Accord Networks Ltd. 2000 Non-Employee Director Stock Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.11	Circa Communications, Ltd Stock Option Plan and related agreements (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-59820) filed with the Commission on April 30, 2001).

10.12*	Form of Change of Control Severance Agreement with the Chief Executive Officer and Chief Financial Officer of the Registrant, effective as of March 28, 2001 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 16, 2001).

Exhibit No.	Description

10.13*	Form of Change of Control Severance Agreement with management of the Registrant other than the Chief Executive Officer and Chief Financial Officer, effective as of March 28, 2001 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 16, 2001).

10.14	Amendment No. 1 to Lease by and between the Registrant and WJT, LLC, dated October 5, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2002).

10.15	PictureTel Corporation 1998 Acquisition Stock Option Plan and form of Non-Statutory Stock Option (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-72544) filed with the Commission on October 31, 2001).

10.16*	Polycom, Inc. 2001 Nonstatutory Stock Option Plan and form of agreement thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2001).

10.17	Atlanta Signal Processors, Incorporated 1997 Incentive Stock Plan and forms of Stock Option Grant, Exercise Agreement and Employee Shareholder Agreement (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-76312) filed with the Commission on January 4, 2002).

10.18*	Amended Summary and Rescission of Arrangement between the Registrant and Robert C. Hagerty (which is incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 18, 2003).

10.19*	Form of Severance Agreement between the Registrant and Robert C. Hagerty (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

10.20*	Summary of Arrangement between the Registrant and its Senior Executive Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

10.21*	Polycom, Inc. 2004 Equity Incentive Plan (which is incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed on April 26, 2004),

10.22*	Form of Nonemployee Director Nonqualified Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.23*	Form of Non-officer Employee Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.24*	Form of Officer Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.25	Lease Termination Agreement, dated as of June 18, 2004, by and among I&G Minuteman, L.L.C., PictureTel Corporation and Polycom, Inc. (which is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 30, 2004)

10.26(1)	Settlement Agreement, made and entered into as of November 12, 2004, by and between Polycom, Inc. and Avistar Communications Corporation, together with its wholly-owned subsidiary Collaboration Properties, Inc.

21.1(1)	Subsidiaries of the Registrant.

Exhibit No.	Description

23.1(1)	Consent of Independent Registered Public Accounting Firm.

24.1(1)	Power of Attorney (included on page 74 of this Annual Report on Form 10-K).

31.1(1)	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed herewith.

(b)	Exhibits.

See Item 15(a)(3) above.

(c)	Financial Statement Schedules.

See Items 8 and 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 10th day of March, 2005.

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

Signature	Title	Date

/s/ ROBERT C. HAGERTY Robert C. Hagerty	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 10, 2005

/s/ MICHAEL R. KOUREY Michael R. Kourey	Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	March 10, 2005

/s/ KATHLEEN M. CRUSCO Kathleen M. Crusco	Vice President, Worldwide Controller (Principal Accounting Officer)	March 10, 2005

/s/ BETSY S. ATKINS Betsy S. Atkins	Director	March 10, 2005

/s/ JOHN SEELY BROWN John Seely Brown	Director	March 10, 2005

/s/ DURK I. JAGER Durk I. Jager	Director	March 10, 2005

Signature	Title	Date

/s/ JOHN A. KELLEY John A. Kelley	Director	March 10, 2005

/s/ STANLEY J. MERESMAN Stanley J. Meresman	Director	March 10, 2005

/s/ KEVIN T. PARKER Kevin T. Parker	Director	March 10, 2005

/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Director	March 10, 2005

POLYCOM, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of our Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may change over time.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment of internal controls over financial reporting, management has concluded that, as of December 31, 2004, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Pricewaterhouse Coopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

/s/ ROBERT C. HAGERTY	/s/ MICHAEL R. KOUREY
Robert C. Hagerty President and Chief Executive Officer	Michael R. Kourey Senior Vice President, Finance and Administration and Chief Financial Officer

March 10, 2005	March 10, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Polycom, Inc.:

We have completed an integrated audit of Polycom, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of Polycom, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page F-2, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail,

Report of Independent Registered Public Accounting Firm - Continued

accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California

March 10, 2005

POLYCOM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$96,331	$154,312
Short-term investments	118,009	73,953
Trade receivables, net of allowance for doubtful accounts of $2,330 and $2,509 in 2004 and 2003, respectively	62,535	42,836
Inventories	27,804	24,845
Deferred taxes	20,879	20,589
Prepaid expenses and other current assets	19,898	19,472

Total current assets	345,456	336,007
Property and equipment, net	37,544	28,493
Long-term investments	320,907	368,020
Goodwill	352,572	289,508
Purchased intangibles, net	26,915	15,236
Deferred taxes	49,060	56,513
Other assets	22,187	10,013

Total assets	$1,154,641	$1,103,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$45,682	$36,247
Accrued payroll and related liabilities	18,852	12,644
Taxes payable	52,665	49,417
Deferred revenue	26,889	16,838
Other accrued liabilities	30,065	26,846

Total current liabilities	174,153	141,992
Long-term deferred revenue	5,238	3,686
Other long-term liabilities	10,636	28,833

Total liabilities	190,027	174,511

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares in 2004 and 2003 Issued and outstanding: one share in 2004 and 2003	—	—
Common stock, $0.0005 par value:
Authorized: 175,000,000 shares Issued and outstanding: 99,116,324 shares in 2004 and 99,349,703 shares in 2003	50	50
Additional paid-in capital	904,155	871,383
Cumulative other comprehensive income (loss)	(1,884)	224
Unearned stock-based compensation	(35)	(249)
Retained earnings	62,328	57,871

Total stockholders’ equity	964,614	929,279

Total liabilities and stockholders’ equity	$1,154,641	$1,103,790

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues
Product revenues	$483,535	$381,439	$406,820
Service revenues	56,717	38,984	45,271

Total revenues	540,252	420,423	452,091

Cost of revenues
Cost of product revenues	161,619	137,685	160,766
Cost of service revenues	37,092	27,892	26,747

Total cost of revenues	198,711	165,577	187,513

Gross profit	341,541	254,846	264,578

Operating expenses
Sales and marketing	120,699	101,884	97,105
Research and development	92,076	72,638	72,487
General and administrative	36,942	31,334	29,947
Acquisition-related costs	1,394	386	3,699
Purchased in-process research and development	4,600	—	900
Amortization of purchased intangibles	20,521	17,591	17,135
Restructure costs	1,387	5,029	1,657
Litigation reserves and payments	20,951	—	(257)

Total operating expenses	298,570	228,862	222,673

Operating income	42,971	25,984	41,905
Interest income, net	7,279	8,451	9,492
Loss on strategic investments	(12)	(737)	(7,465)
Other income (expense), net	(1,330)	(1,774)	527

Income from continuing operations before provision for income taxes	48,908	31,924	44,459
Provision for income taxes	14,332	8,958	11,675

Income from continuing operations	34,576	22,966	32,784
Income (loss) from discontinued operations, net of taxes	296	(695)	(6,024)
Gain from sale of discontinued operations, net of taxes	477	552	—

Net income	$35,349	$22,823	$26,760

Basic net income per share
Income per share from continuing operations	$0.36	$0.23	$0.33
Income (loss) per share from discontinued operations, net of taxes	—	(0.01)	(0.06)
Gain per share from sale of discontinued operations, net of taxes	—	0.01	—

Basic net income per share	$0.36	$0.23	$0.27

Diluted net income per share
Income per share from continuing operations	$0.35	$0.23	$0.33
Income (loss) per share from discontinued operations, net of taxes	—	(0.01)	(0.06)
Gain per share from sale of discontinued operations, net of taxes	—	0.01	—

Diluted net income per share	$0.35	$0.23	$0.27

Weighted average shares outstanding for basic net income per share	99,334	99,244	99,324
Weighted average shares outstanding for diluted net income per share	102,018	100,752	100,696

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Unearned Stock-based Compensation	Treasury Stock	Cumulative Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balances, December 31, 2001	91,112,417	$46	$641,298	$(1,244)	$(11,182)	$328	$14,740	$643,986
Comprehensive income:
Reclassification adjustments for losses (gains) realized in net income	—	—	—	—	—	2,441	—	2,441
Change in unrealized loss on marketable securities	—	—	—	—	—	(781)	—	(781)
Cumulative translation adjustment	—	—	—	—	—	164	—	164
Net income	—	—	—	—	—	—	26,760	26,760

Total comprehensive income								28,584

Issuance of stock, net of issuance costs	8,050,000	4	237,491	—	—	—	—	237,495
Issuance of stock for purchase acquisitions	417,345	—	628	—	—	—	—	628
Exercise of stock options under stock option plan	606,266	—	2,603	—	—	—	—	2,603
Shares purchased under employee stock purchase plan	283,858	—	4,063	—	—	—	—	4,063
Purchase of treasury stock shares at cost	(1,482,500)	—	—	—	(15,911)	—	—	(15,911)
Retirement of treasury stock shares at cost	—	—	(21,663)	—	27,093	—	(5,430)	—
Reversal of unearned stock-based compensation upon termination of employment	—	—	(127)	127	—	—	—	—
Amortization of stock-based compensation	—	—	—	544	—	—	—	544
Tax benefit from stock option activity	—	—	1,751	—	—	—	—	1,751

Balances, December 31, 2002	98,987,386	$50	$866,044	$(573)	$—	$2,152	$36,070	$903,743

Comprehensive income:
Reclassification adjustments for losses (gains) realized in net income	—	—	—	—	—	118	—	118
Change in unrealized gain on marketable securities	—	—	—	—	—	(2,046)	—	(2,046)
Net income	—	—	—	—	—	—	22,823	22,823

Total comprehensive income								20,895

Issuance of stock for purchase acquisition	50,778	—	—	—	—	—	—	—
Exercise of stock options under stock option plan	795,015	—	6,530	—	—	—	—	6,530
Shares purchased under employee stock purchase plan	271,524	—	2,885	—	—	—	—	2,885
Purchase and retirement of common stock at cost	(755,000)	—	(5,893)	—	—	—	(1,022)	(6,915)
Reversal of unearned stock-based compensation upon termination of employment	—	—	(4)	4	—	—	—	—
Amortization of stock-based compensation	—	—	—	320	—	—	—	320
Tax benefit from stock option activity	—	—	1,821	—	—	—	—	1,821

Balances, December 31, 2003	99,349,703	$50	$871,383	$(249)	$—	$224	$57,871	$929,279

Comprehensive income:
Change in unrealized gain (loss) on marketable securities	—	—	—	—	—	(2,108)	—	(2,108)
Net income	—	—	—	—	—	—	35,349	35,349

Total comprehensive income								33,241

Exchange of stock options for purchase acquisition	—	—	14,079	—	—	—	—	14,079
Exercise of stock options under stock option plan	2,239,081	—	28,604	—	—	—	—	28,604
Shares purchased under employee stock purchase plan	291,040	—	5,212	—	—	—	—	5,212
Purchase and retirement of common stock at cost	(2,763,500)	—	(21,653)	—	—	—	(30,892)	(52,545)
Amortization of stock-based compensation	—	—	—	214	—	—	—	214
Tax benefit from stock option activity	—	—	6,530	—	—	—	—	6,530

Balances, December 31, 2004	99,116,324	$50	$904,155	$(35)	$—	$(1,884)	$62,328	$964,614

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$35,349	$22,823	$26,760
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of discontinued operations, net of taxes	(477)	(552)	—
Depreciation and amortization	19,971	15,263	14,001
Amortization of purchased intangibles	20,521	17,591	17,135
Provision for (benefit from) doubtful accounts	(210)	521	3,213
Provision for (benefit from) excess and obsolete inventories	(202)	1,805	3,133
Tax benefit from exercise of stock options	6,530	1,821	1,751
Loss on strategic investments	12	737	7,465
Amortization of unearned stock-based compensation	214	320	544
Purchase of in-process research and development	4,600	—	900
Loss on asset dispositions	513	—	—
Changes in assets and liabilities, net of the effect of acquisitions:
Trade receivables	(17,297)	22,113	23,061
Inventories	614	8,440	9,761
Deferred taxes	423	1,281	(10,688)
Prepaid expenses and other current assets	(2,837)	(4,389)	(2,127)
Accounts payable	8,324	6,546	(1,632)
Taxes payable	2,257	4,763	20,085
Other accrued liabilities	1,272	1,724	(31,862)

Net cash provided by operating activities	79,577	100,807	81,500

Cash flows from investing activities:
Purchases of property and equipment	(19,285)	(14,819)	(12,893)
Purchase of license	—	(3,528)	—
Purchases of investments	(561,755)	(684,406)	(740,436)
Proceeds from sale and maturity of investments	556,453	676,843	442,670
Proceeds received from sale of discontinued operations	751	1,396	—
Purchase of convertible note receivable	—	(522)	—
Net cash received (paid) in purchase acquisitions	(94,993)	—	93

Net cash used in investing activities	(118,829)	(25,036)	(310,566)

Cash flows from financing activities:
Proceeds from stock offering, net of issuance costs	—	—	237,495
Proceeds from issuance of common stock under employee option and stock purchase plans	33,816	9,415	6,666
Repurchase and retirement of common stock	(52,545)	(6,915)	(15,911)

Net cash provided by (used in) financing activities	(18,729)	2,500	228,250

Net increase (decrease) in cash and cash equivalents	(57,981)	78,271	(816)
Cash and cash equivalents, beginning of period	154,312	76,041	76,857

Cash and cash equivalents, end of period	$96,331	$154,312	$76,041

Supplemental disclosures of cash flow information:
Cash paid for interest	$228	$86	$27
Cash paid for income taxes	$6,101	$1,327	$2,094

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

Fiscal Year:

On September 27, 2002, Polycom, Inc. (“Company”) changed its fiscal year from a 52-53 week fiscal year ending on the Sunday closest to December 31, to a fiscal year ending on December 31. Accordingly, the Company’s fiscal quarters will end on the last day of the calendar quarter, or March 31, June 30, September 30 and December 31. This change was effective beginning with the fiscal quarter ended September 30, 2002. As a result of this election, the year ended December 31, 2002 included two additional business days, December 30 and 31, 2002. The operating activities for the two additional business days in the period ended December 31, 2002 are included in the statement of operations for the year ended December 31, 2002 in this Annual Report on Form 10-K. For the year ended December 31, 2002, this change in fiscal year increased revenue by $13.0 million and increased basic and diluted net income per share by approximately five cents per share, but did not have a material impact on the Company’s consolidated financial position or cash flows.

Reclassifications:

Certain previously reported amounts have been reclassified to conform to the current period presentation. At December 31, 2004, the Company reclassified certain auction rate securities from cash and cash equivalents to short-term investments as of December 31, 2004 and for all prior periods. As of December 31, 2003, 2002, and 2001 the Company held approximately $58.3 million, $79.2 million, and $50.0 million, respectively, of these auction rate securities, which were reclassified. These reclassifications had no impact on the results of operations, operating cash flows or working capital of the Company. The following table summarizes the balance sheet amounts as previously reported and as reclassified (dollars in thousands):

	As Reported			As Reclassified
Year Ended December 31,	Cash and Cash Equivalents	Short-term Investments	Total	Cash and Cash Equivalents	Short-term Investments	Total
2003	$212,562	$15,703	$228,265	$154,312	$73,953	$228,265
2002	155,191	38,670	193,861	76,041	117,820	193,861
2001	126,832	23,348	150,180	76,857	73,323	150,180

In order to conform to the 2004 presentation, the Company also changed amounts previously reported for the gross trading activities of its investments (purchases of investments and proceeds from sales and maturity of investments) for the years ended December 31, 2003 and 2002, totaling approximately $256 million and $260 million, respectively, on the consolidated statements of cash flows related to the inclusion of activity for investments classified as cash equivalents. These changes did not impact net cash used in investing activities for the years ended December 31, 2003 and 2002. In addition, the gross trading activities and net cash used in investing activities on the consolidated statements of cash flows were changed for the years ended December 31, 2003, and 2002 to reflect the impact of the auction rate securities that were reclassified from cash equivalents to short-term investments. This reclassification resulted in a net decrease in cash used for investing activities of $20.9 million in 2003 with a corresponding increase in cash and cash equivalents and a net increase in cash used for investing activities of $29.2 million in 2002 with a corresponding decrease in cash and cash equivalents.

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

Allowances for Doubtful Accounts:

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection of payment is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company typically obtains reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information, including financial statements or other documents (e.g., bank statements) to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

Investments:

The Company’s short-term and long-term investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate debt securities. Investments are classified as short-term or long-term based on their original or remaining maturities and whether the securities represent the investment of funds available for current operations. Nearly all investments are held in the Company’s name at a limited number of major financial institutions. At December 31, 2004 and 2003, all of the Company’s investments were classified as available-for-sale and are carried at fair value based on quoted market prices at the end of the reporting period. With the exception of the non-transferable warrants identified below, unrealized gains and losses are recorded as a separate component of cumulative other comprehensive income (loss) in stockholder’s equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net.

Also included in long-term investments at December 31, 2004 and 2003 are less than $0.1 million related to non-transferable warrants to purchase common stock of a publicly traded company. These warrants have no readily available fair market value and if exercised would represent less than 1% of the outstanding common stock of this public company. We adjust the carrying value of these warrants to fair value each period using the Black Scholes option pricing model. Any gains or losses on these warrants are recorded in the Consolidated Statements of Operations in “Loss on Strategic Investments.” During 2004, 2003 and 2002, the Company recorded losses totaling $0.1 million, $0.1 million and $0.4 million, respectively, related to these warrants.

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. The Company reviews these investments for impairment when events or changes in circumstances indicate that impairment may exist and makes appropriate reductions in carrying value, if necessary. The Company evaluates a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At December 31, 2004 and 2003, these investments had a carrying value of $7.4 million and $0.9 million, respectively. During 2004, the Company made investments in one private company totaling $6.5 million. During 2003, the Company made investments in two private companies totaling $1.4 million. During 2003 and 2002, the Company determined that the value of certain investments in private companies was impaired and reduced the carrying amount by $0.5 million and $3.0 million, respectively. The Company determined that there was no impairment in 2004. These investments are recorded in “Other assets” in our Condensed Consolidated Balance Sheets.

Inventories:

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (FIFO) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. The Company records write downs for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future product life-cycles, product demand and market conditions. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are three to thirteen years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets, typically three to thirteen years. Disposals of capital equipment are recorded by removing the costs and accumulated depreciation from the accounts and gains or losses on disposals are included in the results of operations.

Goodwill and Purchased Intangible Assets with Indefinite Lives:

Goodwill and purchased intangible assets determined to have indefinite useful lives are not amortized but are regularly reviewed for potential impairment. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company’s reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. Although no goodwill impairment has been recorded to date there can be no assurances that future goodwill impairments will not occur. See Note 4 for further discussion.

Impairment of Long-Lived Assets:

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from several months to eight years. Long-lived assets, including identifiable intangible assets with finite lives to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Guarantees:

The Company provides for the estimated costs of product warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold. In the case of hardware manufactured by us, our warranties generally start from the delivery date and continue for one to three years depending on the product purchased. Software products generally carry a 90-day warranty from the date of shipment. Our liability under warranties on software products is to provide a corrected copy of any portion of the software found not to be in substantial compliance with the agreed upon specifications. Factors that affect our warranty obligation include product failure rates, material usage and service delivery costs incurred in correcting product failures. We assess the adequacy of our recorded warranty liabilities every quarter and make adjustments to the liability if necessary.

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the consolidated balance sheets, during the period are as follows (in thousands):

	December 31, 2004	December 31, 2003
Balance at beginning of year	$9,612	$10,224
Accruals for warranties issued during the year	9,793	7,694
Liability assumed as a result of the Voyant acquisition	500	—
Actual warranty expenses	(11,082)	(8,306)

Balance at end of year	$8,823	$9,612

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on all of our products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Changes in deferred maintenance revenue, of which, $20.8 million and $13.6 million is short-term and included as a component of “Deferred revenue” as of December 31, 2004 and 2003, respectively; and $5.2 million and $3.7 million is long-term and is included in “Long-term deferred revenue” as of December 31, 2004 and 2003, respectively, on the consolidated balance sheets, are as follows (in thousands):

	December 31, 2004	December 31, 2003
Balance at beginning of year	$17,316	$16,463
Additions to deferred service revenue	53,033	29,044
Amortization of deferred service revenue	(44,328)	(28,191)

Balance at end of year	$26,021	$17,316

The cost of providing maintenance services for the years ended December 31, 2004 and 2003 was $34,651 and $26,038, respectively.

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

Revenue Recognition:

The Company recognizes revenue, including freight charges, in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” Statement of Financial Accounting Standards, or SFAS, No. 48, “Revenue Recognition When Right of Return Exists”, EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” and the AICPA Statement of Position No. 97-2, or SOP 97-2, “Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Under these guidelines, the Company recognizes revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable, and payment is reasonably assured. The Company accrues for sales returns, co-op advertising and other allowances as a reduction to revenues upon shipment based upon its contractual obligations and historical experience. Additionally, the Company recognizes extended service revenue on its hardware and software products as the services are performed.

Research and Development Expenditures:

Research and development expenditures are charged to operations as incurred. Software development costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, which typically occurs when beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Advertising:

The Company expenses the production costs of advertising as the expenses are incurred. The production costs of advertising consist primarily of trade shows, magazine and radio advertisements, agency fees and other direct production costs. Advertising expense for the years ended December 31, 2004, 2003 and 2002 was $13.8 million, $12.9 million, and $14.2 million, respectively.

Income Taxes:

The Company accounts for income taxes under the liability method, which recognizes deferred tax assets and liabilities determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.

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

Foreign Exchange Contracts:

The Company and its subsidiaries have entered into foreign currency forward contracts as a hedge against specific intercompany and foreign currency receivable transactions. Forward contracts involve agreements to purchase or sell foreign currencies at specific rates at future dates. The Company does not hold or issue derivative financial instruments for speculative trading purposes. The Company enters into derivatives only with counterparties which are one of the largest U.S. banks, ranked by assets, in order to minimize credit risk. The Company’s hedging activities are designed to offset the losses and gains on the intercompany and foreign currency receivable transactions being hedged. The carrying amount of the forward contracts is the fair value, which is determined by obtaining quoted market prices. Gains and losses on forward contracts are recognized each reporting period and are offset against the gain or loss on the hedged item in the same period that the underlying transactions are settled. No forward contracts were entered into during 2004 or 2003 and there are no contracts outstanding on December 31, 2004.

Computation of Net Income Per Share From Continuing Operations:

Basic net income per share from continuing operations is computed by dividing net income from continuing operations by the weighted average number of common shares outstanding for the period less common stock subject to repurchase. Diluted net income per share from continuing operations reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and warrants outstanding, the conversion of preferred stock to common stock and shares of common stock subject to repurchase. Potentially dilutive shares (including shares of common stock which are subject to repurchase) are excluded from the computation of fully diluted net income per share from continuing operations when their effect is antidilutive.

Fair Value of Financial Instruments:

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Estimated fair values of short-term and long-term investments are based on quoted market prices for the same or similar instruments.

Self Insurance:

The Company is self-insured for a portion of its health claims for certain employees and for a portion of losses and liabilities associated with workers compensations claims. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using historical experience and, for workers compensation, certain actuarial assumptions followed in the insurance industry.

Stock-based Compensation:

In accordance with SFAS No. 123, (SFAS 123) “Accounting for Stock-Based Compensation” and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award.

Consistent with the disclosure provisions of SFAS 123, the Company’s net income and basic and diluted net income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net income—as reported	$35,349	$22,823	$26,760
Add stock based compensation expensed during the period	214	320	544
Less stock based compensation expense determined under fair value based method, net of tax effects	(20,050)	(16,369)	(40,015)

Net income (loss)—pro forma	$15,513	$6,774	$(12,711)

Basic net income per share—as reported	$0.36	$0.23	$0.27
Basic net income (loss) per share—pro forma	$0.16	$0.07	$(0.13)
Diluted net income per share—as reported	$0.35	$0.23	$0.27
Diluted net income (loss) per share—pro forma	$0.15	$0.07	$(0.13)

The impact on pro forma net income (loss) per share and net income (loss) in the table above may not be indicative of the effect in future years as options vest over several years and the Company continues to grant stock options to new and current employees.

Recent Pronouncements:

In March 2004, the FASB issued EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed adopting the accounting provisions of EITF No. 03-01; however the disclosure requirements remain effective and the applicable disclosures have been included within these financial statements and related notes to the financial statements. The Company will evaluate the effect, if any, of adopting EITF 03-01.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs—an amendment of ARB No. 43” (“FAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a significant impact on our consolidated results of operations, financial condition or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a particular valuation methodology. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in our third quarter of 2005. Although the Company is in the process of evaluating the impact of applying the various provisions of SFAS No. 123R, it expects that this statement will have a material impact on its consolidated results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB No. 29” which requires nonmonetary exchanges be recorded at the fair value of the assets exchanged, with certain exceptions. This standard requires most exchanges of productive assets to be accounted for at fair value, rather than at carryover basis. The provisions of SFAS No. 153 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in 2006. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In December 2004, the FASB issued a FASB Staff Position (FSP) regarding “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“AJCA”), FSP 109-2. FSP 109-2 allows the Company time beyond the fourth quarter of 2004, the period of enactment, to evaluate the effect of the AJCA on our plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 “Accounting of Income Taxes.” See the discussion of the potential impact on the Company in Note 16 below.

In various areas, including revenue recognition, fair value measurement, business combinations and financial reporting, accounting standards and practices continue to evolve. Additionally, the SEC and the FASB’s Emerging Issues Task Force continue to address revenue, fair value measurement, business combinations and financial reporting accounting issues. Any changes to generally accepted accounting principles in these areas could impact the Company’s future accounting for its operations.

2. Discontinued operations:

In January 2003, the Company sold to Verilink Corporation (“Verilink”) certain fixed assets and intellectual property rights relating to Polycom’s network access product line, including Polycom’s line of NetEngine integrated devices, for a total of up to $3.0 million in cash, of which (i) $1.0 million was paid to Polycom at closing, (ii) $0.25 million was paid to Polycom on the first anniversary of the closing in January 2004, and (iii)

up to $1.75 million will be paid to Polycom quarterly based on ten percent of Verilink’s revenues related to the sale of NetEngine products. Verilink paid $0.7 million and $0.4 million in the years ended December 31, 2004 and 2003, respectively, related to ten percent of Verilink’s revenues from the sale of NetEngine products during such periods, and on a cumulative basis has paid $1.1 million towards the $1.75 million commitment. Concurrent with the closing, certain of our employees joined Verilink. Verilink also agreed to purchase Polycom’s existing NetEngine-related inventories, with a book value of approximately $1.9 million as of the closing date, on an as needed basis. As of December 31, 2004, Verilink had purchased all remaining NetEngine-related inventories for approximately $2.3 million. Additionally, in connection with the sale, Polycom entered into a license agreement with Verilink pursuant to which Verilink granted to Polycom a license to use and further develop the network access technology related to the NetEngine product line. The Company has agreed not to compete with Verilink in the network access market for a period of three years from the closing date, which is January 28, 2006.

The Company’s consolidated financial statements reflect its network access product line as discontinued operations in accordance with SFAS 144. The results of operations of the Company’s network access product line are presented as discontinued, and prior periods have been reclassified, including the reallocation of general overhead charges to the Company’s three remaining reporting segments. The Company recorded an after-tax gain of $0.5 million and $0.6 million as a result of this transaction during the years ended December 31, 2004 and 2003, respectively. The Company may record additional quarterly gains related to the sale of this product line as Verilink remits ten percent of its quarterly revenues from the sale of NetEngine products subject to a maximum amount of $1.75 million.

The following table shows the results of operations of the Company’s network access product line (in thousands):

	Year Ended December 31,
	2004	2003(a)	2002
Revenues	$466	$577	$13,868
Cost of revenues	—	826	15,199

Gross profit (loss)	466	(249)	(1,331)

Operating expenses:
Sales and marketing	—	145	1,893
Research and development	—	700	4,325

Total operating expenses	—	845	6,218

Operating income (loss)	466	(1,094)	(7,549)
Provision for (benefit from) income taxes	170	(399)	(1,525)

Net income (loss)	$296	$(695)	$(6,024)

(a)	Includes operations from January 1, 2003 to January 28, 2003, the transaction closing date.

The following table shows the components of the gain from sale of discontinued operations (in thousands):

	Year Ended December 31,
	2004	2003
Proceeds	$751	$1,649
Net book value of assets and liabilities sold	—	(553)
Costs of disposition	—	(228)

Gain on sale before income taxes	751	868
Income taxes	274	316

Gain from sale of discontinued operations, net of income taxes	$477	$552

3. Business Combinations:

During the year ended December 31, 2002, the Company completed the acquisition of MeetU.com, Inc. (“MeetU”), a leading developer of web collaboration software. On January 5, 2004, the Company completed its acquisition of Voyant Technologies, Inc. (“Voyant”) pursuant to the terms of an Agreement and Plan of Merger dated as of November 21, 2003 (the “Merger Agreement”). Voyant designs and delivers group voice communication solutions. The details of each of these acquisitions are presented below. The following table summarizes the Company’s purchase price allocations related to its purchase business combination transactions at the time of acquisition (in thousands):

Acquisition Date	Acquired Company	Consideration Paid	In-process R&D Expense	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets
January 5, 2004	Voyant	$125,428	$4,600	$71,599	$32,200	$17,029
June 20, 2002	MeetU	2,690	900	56	2,900	(1,166)

Totals		$128,118	$5,500	$71,655	$35,100	$15,863

Additionally, the Company completed the acquisitions of PictureTel Corporation (“PictureTel”), Atlanta Signal Processors, Inc. (“ASPI”), Circa Communications Ltd. (“Circa”) and Accord Networks Ltd. (“Accord”) during the year ended December 31, 2001. Changes in goodwill, purchased intangibles, fair value of net tangible assets and unearned stock-based compensation are summarized as follows (in thousands):

	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets	Unearned Stock-based Compensation
Balance at December 31, 2002	$300,039	$31,806	$25,980	$573
Add: Purchase of trade name not associated with acquisitions	—	1,021	—	—
Less: Amortization	—	(17,591)	—	(320)
Subsequent fair value adjustments to assets acquired and liabilities assumed upon acquisition	(10,531)	—	10,531	—
Less: Reversal of unearned stock-based compensation upon termination of employment	—	—	—	(4)

Balance at December 31, 2003	289,508	15,236	36,511	249
Add: Acquisition of Voyant Technologies	71,599	32,200	17,029	—
Less: Amortization	—	(20,521)	—	(214)
Subsequent fair value adjustments to assets acquired and liabilities assumed upon acquisition	(8,535)	—	8,535	—

Balance at December 31, 2004	$352,572	$26,915	$62,075	$35

Voyant Technologies

On January 5, 2004, the Company completed its acquisition of Voyant Technologies, Inc. (“Voyant”) pursuant to the terms of an Agreement and Plan of Merger dated as of November 21, 2003 (the “Merger Agreement”). Voyant designs and delivers group voice communication solutions. The primary reason for the acquisition and the factors that contributed to the recognition of goodwill relate to Voyant’s ability to deliver audio bridging capabilities in the network systems space.

Pursuant to the Merger Agreement, Voyant shareholders received $109.2 million in cash. Approximately $12.9 million of the cash was placed into escrow to be held as security for losses incurred by the Company in the event of certain breaches of the representations and warranties covered in the Merger Agreement or certain other events. During the second quarter of 2004, the Company received $0.1 million from the escrow account related to certain working capital adjustments, reducing the purchase consideration from $125.5 million to $125.4 million. During the third quarter of 2004, the Company authorized the release of approximately $1.4 million of the escrow fund to the Voyant shareholders as certain prior sales tax liabilities of Voyant had been resolved. Voyant shareholders may receive up to an additional $15 million of consideration over a two year period, payable in cash or, at the Company’s option, in Polycom stock to certain stockholders, based on the achievement of certain financial milestones relating to the sale of Voyant products. Any additional consideration paid to the Voyant shareholders would result in an increase in goodwill. In addition, upon completion of the Merger, options to acquire shares of Voyant common stock outstanding under the terms of the Voyant stock plans were assumed and converted into approximately 1.4 million options to acquire shares of Polycom common stock. If additional consideration is earned and the Company chooses to issue shares of Polycom stock to certain stockholders of Voyant in lieu of cash, the shares of the Company’s common stock issued pursuant to the Merger will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon the exemptions provided by Section 4(2) under the Securities Act.

Upon the acquisition, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date based upon an independent appraisal. Voyant is reported as a part of the Company’s Network Systems and Services segments.

The accompanying condensed consolidated financial statements reflect a purchase price of approximately $125.4 million, consisting of cash, the fair value of options granted by Polycom in the acquisition, and other costs directly related to the acquisition as follows (in thousands):

Cash	$109,157
Fair value of options	14,079
Direct acquisition costs	2,192

Total consideration	$125,428

For purposes of computing the estimated fair value of options granted, the Black-Scholes option pricing model was used with the following assumptions: fair value of Polycom’s stock of $ 19.69, expected life of 3.2 years, risk free interest rate of 2.37%, expected dividend yield of 0% and volatility of 82%.

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

In accordance with SFAS 142, goodwill originating from the Voyant acquisition will not be amortized. Purchased intangible assets are being amortized on a straight-line basis over a period of three months to eight years. In general, the goodwill is not deductible for tax purposes. For the year ended December 31, 2004, amortization associated with the purchased intangible assets totaled approximately $6.7 million. The purchase price allocation presented in the table above was final on January 5, 2005, except for the resolution of certain earn-out contingency payments which would result in an increase in total consideration paid in the period the earn-out is achieved and a corresponding adjustment to goodwill.

Since January 5, 2004, the results of operations of Voyant have been included in the Company’s consolidated statements of operations. The following unaudited pro forma financial information reflects the results of operations for the years ended December 31, 2003 and 2002 as if the acquisition had occurred on January 1, 2002. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2002, and may not be indicative of future operating results, (unaudited, in thousands, except per share amounts):

	Year Ended December 31, 2003	Year Ended December 31, 2002
Net revenues	$466,620	$487,653
Loss from continuing operations	$(39,121)	$(47,953)
Loss per share from continuing operations:
Basic	$(0.39)	$(0.48)
Diluted	$(0.39)	$(0.48)
Weighted average shares:
Basic	99,244	99,324
Diluted	100,752	100,696

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

In accordance with Statement of Financial Accounting Standard No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”, goodwill originating from the MeetU acquisition has not been amortized. Purchased intangible assets are being amortized on a straight-line basis over a period of three years. For the year ended December 31, 2004, 2003 and 2002, amortization associated with the purchased intangible assets totaled approximately $1.0 million, $1.0 million and $0.5 million, respectively. The purchase price allocation related to the MeetU acquisition was final as of December 31, 2002, except for the resolution of certain earn-out contingency payments which would result in an increase in total consideration paid in the period the earn-out is achieved and a corresponding adjustment to goodwill. Pro forma results of operations have not been presented as the effects of this acquisition were not material on an individual basis.

4. Goodwill and Purchased Intangibles:

The following table presents details of the Company’s goodwill by segment (in thousands):

	Communications Segment	Network Systems Segment	Services Segment	Total
Balance at December 31, 2002	$262,387	$41	$37,611	$300,039
Less: Changes in fair value of assets acquired	(667)	—	(98)	(765)
Less: Changes in fair value of liabilities assumed	(8,344)	5	(1,427)	(9,766)

Balance at December 31, 2003	253,376	46	36,086	289,508
Add: Goodwill acquired in the Voyant Acquisition	—	50,835	20,764	71,599
Less: Changes in fair value of liabilities assumed	(3,219)	(3,437)	(1,879)	(8,535)

Balance at December 31, 2004	$250,157	$47,444	$54,971	$352,572

The fair value adjustments to assets acquired and liabilities assumed during the year ended December 31, 2004 resulted primarily from revisions to net cost estimates associated with the elimination of redundant facilities, resolution of certain other pre-acquisition contingencies and changes in estimates of the fair value of certain PictureTel and Voyant assets recorded during the initial purchase price allocation. See Note 5 of Notes to Consolidated Financial Statements regarding the reduction to the facility closings liability.

The following table presents details of the Company’s total purchased intangible assets as of December 31 (in thousands):

	2003			2004
Purchased Intangible Assets	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Core and developed technology	$23,978	$(17,985)	$5,993	$42,278	$(27,336)	$14,942
Patents	8,668	(6,361)	2,307	14,068	(9,788)	4,280
Customer and partner relationships	19,625	(13,759)	5,866	24,425	(20,225)	4,200
Trade name	1,021	(103)	918	2,821	(328)	2,493
Other	500	(348)	152	2,400	(1,400)	1,000

Total	$53,792	$(38,556)	$15,236	$85,992	$(59,077)	$26,915

Upon adoption of SFAS 142, the Company determined that a purchased trade name intangible of $0.9 million had an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is no longer amortized but is reviewed for impairment annually or sooner under certain circumstances. The unamortized balance of acquired workforce totaling $0.5 million, recorded as part of the purchase price allocation of the Circa acquisition, was reclassified from purchased intangibles to goodwill, as it did not meet the criteria outlined in SFAS 142 to be recorded separately from goodwill.

In the fourth quarters of 2004 and 2003, the Company completed its annual goodwill and purchased intangibles impairment tests outlined under SFAS 142 which requires the assessment of goodwill and purchased intangibles for impairment on an annual basis. The assessment of goodwill impairment was conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. The assessment of purchased intangibles impairment was conducted by comparing the fair value of the purchased intangible with its carrying amount as of that date. Based on the results of this impairment test, the Company determined that its goodwill assets and purchased intangible assets were not impaired during 2004 or 2003. The Company plans to conduct its annual impairment tests in the fourth quarter of every year, unless impairment indicators exist sooner.

The estimated future amortization expense of purchased intangible assets as of December 31, 2004 is as follows (in thousands):

Year ending December 31,	Amount
2005	$6,717
2006	6,260
2007	5,760
2008	4,785
2009	825
Thereafter	1,650

Total	$25,997

5. Acquisition-Related Costs and Liabilities:

For the years ended December 31, 2004, 2003 and 2002, the Company recorded a charge to operations of $1.4 million, $0.4 million and $3.7 million, respectively, for acquisition-related integration costs primarily related to the Voyant and PictureTel acquisitions. These charges include outside financial advisory, legal and accounting services. These charges include the cost of actions designed to improve the Company’s combined competitiveness, productivity and future profitability and primarily relate to the elimination of redundant and excess facilities and workforce in the Company’s combined businesses and the elimination of redundant assets.

The following table summarizes the status of the Company’s acquisition-related liabilities, restructuring and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits	Other Exit Costs	Integration Costs, Merger Fees and Expenses
Balance at December 31, 2001	$25,373	$11,040	$183	$1,811
Additions to the reserves	—	—	—	3,699
Finalization of facilities closing liability	15,042	—	—	—
Liabilities assumed through purchase acquisitions	31	277	—	—
Cash payments and other usage	(3,732)	(8,484)	(183)	(5,510)

Balance at December 31, 2002	36,714	2,833	—	—
Additions to the reserve	—	—	—	386
Release of reserve	(7,222)	—	—	—
Cash payments and other usage	(3,805)	(2,271)	—	(233)

Balance at December 31, 2003	25,687	562	—	153
Additions to the reserve	459	430	—	1,394
Release of reserve	(3,936)	(4)	—	—
Cash payments and other usage	(13,129)	(938)	—	(1,481)

Balance at December 31, 2004	$9,081	$50	$—	$66

The Company had approximately $3.5 million and $21.6 million, at December 31, 2004 and December 31, 2003, respectively, of acquisition-related reserves classified as other long-term liabilities. Approximately $5.6 million and $4.6 million, at December 31, 2004 and December 31, 2003, respectively, of acquisition-related reserves were classified as current liabilities.

Facility closings

In November 2003, the Company entered into a lease amendment for one of its facilities for which it had previously provided a restructuring reserve. The original term of this lease, which ended in 2014, was amended to allow the Company to exit the facility in various stages through 2008 in exchange for certain cash payments. As a result of the November 2003 amendment, the Company estimated that $7.2 million of the restructuring reserve would no longer be required; therefore in December 2003, this amount was released from the restructuring reserve and recorded as a reduction in goodwill. In June 2004, the Company entered into a termination agreement and related payment agreement for this facility which terminated the lease on all of the unoccupied space as of December 28, 2004. The agreement resulted in an overall reduction in the Company’s obligations and acceleration of the termination payments that were previously scheduled through 2008. In addition, as of December 31, 2004, we have an outstanding letter of credit which is secured by our line of credit in the amount of $3.1 million as security for the remaining termination payments which were paid in January 2005. As a result of these agreements, the Company estimated that approximately $3.9 million of the restructuring reserve would no longer be required; therefore in June 2004, this amount was released from the restructuring reserve and recorded as a reduction in goodwill.

Severance and related benefits

The Company assumed liabilities related to severance totaling $14.4 million from the acquisitions of PictureTel, ASPI, and MeetU, which were fully paid by the end of 2004. As a result of the Voyant acquisition, the Company assumed additional liabilities related to severance totaling $0.4 million. Severance payments will be made through March 2005.

Integration Costs, Merger Fees and Expenses

Merger-related transaction and period expenses for the years ended December 31, 2004, 2003 and 2002 of $1.4 million, $0.4 million and $3.7 million, respectively, principally consisted of financial advisory, accounting, legal and consulting fees, and other direct merger-related expenses incurred in the period.

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

In 2003, management approved restructuring actions primarily in connection with the sale of the network access product line to Verilink and in response to the global economic uncertainty and continued downturn in technology spending. These actions were meant to improve the Company’s overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. The Company recorded a restructuring charge of $5.0 million in 2003 as a result of these actions. The charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately 12 percent of the Company’s employees worldwide. The restructuring charge related to the Communications, Services and Network Systems segments amounted to $0.8 million, $0.3 million and $0.1 million, respectively. The balance of the restructuring charge related to operating activities which are separately managed at the corporate level and not allocated to segments. As of December 31, 2004, the Company had paid all of the $5.0 million charge.

During the year ended December 31, 2004, management approved a restructuring plan for the Network Systems segment. The resulting actions are intended to improve the overall cost structure of the Network Systems segment by focusing resources on strategic areas of the business, streamlining certain engineering efforts and reducing operating expenses. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge of approximately $1.4 million for the year ended December 31, 2004. These charges consist of severance and other employee termination benefits related to these workforce reductions which comprise less than 3 percent of the Company’s employees worldwide. Final payments related to these charges will be completed by March 2005.

The following table summarizes the status of the Company’s restructure reserves (in thousands):

	Severance and Related Benefits	Equipment	Total
Balance at December 31, 2001	$18	$—	$18
Additions to the reserves	1,657	—	1,657
Cash payments and other usage	(1,267)	—	(1,267)

Balance at December 31, 2002	408	—	408
Additions to the reserve	5,029	—	5,029
Cash payments and other usage	(5,307)	—	(5,307)

Balance at December 31, 2003	130	—	130
Additions to the reserve	1,050	337	1,387
Cash payments and other usage	(1,159)	(337)	(1,496)

Balance at December 31, 2004	$21	$—	$21

7. Investments:

The Company has investments in debt securities and also has strategic investments in private and public companies. The classification of these investments are as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at December 31, 2004:
Investments—Short-term:
US Government securities	$13,826	$—	$(81)	$13,745
State and local governments	57,925	—	—	57,925
Corporate debt securities	46,339	—	—	46,339

Total Investments – short-term	$118,090	$—	$(81)	$118,009

Investments—Long-term:
US government securities	$150,797	$4	$(1,285)	$149,516
State and local governments	1,000	—	(14)	986
Corporate debt securities	171,461	—	(1,065)	170,396
Non-transferable warrants in a public company	9	—	—	9

Total investments – long-term	$323,267	$4	$(2,364)	$320,907

Investments – privately—held companies	$7,372	$—	$—	$7,372

Balances at December 31, 2003
Investments—Short-term:
US government securities	$7,269	$12	$—	$7,281
State and local governments	26,550	—	—	26,550
Corporate debt securities	40,125	—	(3)	40,122

Total Investments – short-term	$73,944	$12	$(3)	$73,953

Investments—Long-term:
US government securities	125,863	208	(54)	126,017
Corporate debt securities	241,749	464	(312)	241,901
Non-transferable warrants in a public company	102	—	—	102

Total investments – long-term	$367,714	$672	$(366)	$368,020

Investments – privately – held companies	$872	$—	$—	$872

The following table summarizes the fair value and gross unrealized losses of our short and long-term investments with unrealized losses (in thousands), aggregated by type of investments instrument and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2004 and 2003:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2004:
US Government securities	$159,333	$(1,366)	$—	$—	$159,333	$(1,366)
State and local governments	987	(14)	—	—	987	(14)
Corporate debt securities	139,482	(902)	30,914	(163)	170,396	(1,065)

Total Investments	$299,802	$(2,282)	$30,914	$(163)	$330,716	$(2,445)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2003:
US Government securities	$36,018	$(54)	$—	$—	$36,018	$(54)
Corporate debt securities	88,977	(315)	—	—	88,977	(315)

Total Investments	$124,995	$(369)	$—	$—	$124,995	$(369)

Debt Securities

The Company’s short-term and long-term investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate debt securities. Investments are classified as short-term or long-term based on their original or remaining maturities and whether the securities represent the investment of funds available for current operations. Nearly all investments are held in the Company’s name at a limited number of major financial institutions. At December 31, 2004 and 2003, all of the Company’s investments were classified as available-for-sale and are carried at fair value based on quoted market prices at the end of the reporting period. With the exception of the non-transferable warrants identified below, unrealized gains and losses are recorded as a separate component of cumulative other comprehensive income in stockholder’s equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net. During 2004 and 2003, the Company recorded gross realized gains of less than $0.1 million and gross realized losses of less than $0.1 million, respectively, on the disposal of investments. During 2002, the Company recorded gross realized gains and gross realized losses of $0.1 million and less than $0.1 million, respectively, on the disposal of investments. The unrealized loss balances in government obligations and public corporate debt securities as of December 31, 2004 were primarily caused by interest rate increases. Because the Company has the ability and intent to hold these debt securities until a recovery of fair value, which may be maturity, it does not consider these debt securities to be other-than-temporarily impaired at December 31, 2004.

The Company’s investment policy limits the concentration of its investments in debt securities to an unlimited amount of U.S. Government and U.S. Government Agencies, a maximum of 4% in a single issuer for all other corporate debt securities and a maximum of 10% in any single money market fund. The policy also limits the percent of our portfolio held in these instruments to a minimum of 20% in U.S. Government and U.S. Government Agencies and no more than 25% to 75% of other corporate debt instruments depending on the debt classification. All of the Company’s debt securities must be rated by both Standard and Poor’s and Moody’s and must have a high quality credit rating. Because of the nature of the Company’s investment policy, the Company does not monitor industry classification of the investments other than commercial bank issues. The Company is in compliance with its investment policy at December 31, 2004.

Non-transferable Warrants in a Public Company

Also included in long-term investments are less than $0.1 million at December 31, 2004 and 2003 related to non-transferable warrants to purchase common stock of a publicly traded company. These warrants have no readily available fair market value and if exercised would represent less than 1% of the outstanding common stock of this public company. We adjust the carrying value of these warrants to fair value each period using the Black Scholes option pricing model. Any gains or losses on these warrants are recorded in the Consolidated Statements of Operations in “Loss on Strategic Investments.” During 2004, 2003 and 2002, the Company recorded losses totaling $0.1 million, $0.1 million and $0.4 million, respectively, related to these warrants.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. The Company reviews these investments for impairment when events or changes in circumstances indicate that impairment may exist and makes appropriate reductions in carrying value, if necessary. The Company evaluates a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At December 31, 2004 and 2003, these investments had a carrying value of $7.4 million and $0.9 million, respectively. During 2004, the Company made investments in one private company totaling $6.5 million. During 2003, the Company made investments in two private companies totaling $1.4 million. During 2003 and 2002, the Company determined that the value of certain investments in private companies was impaired and reduced the carrying amount by $0.5 million and $3.0 million, respectively. The Company determined that there was no impairment in 2004. These investments are recorded in “Other assets” in our Condensed Consolidated Balance Sheets.

8. Inventories:

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	December 31,
	2004	2003
Raw materials	$2,364	$493
Work in Process	836	262
Finished goods	24,604	24,090

	$27,804	$24,845

9. Property and equipment, net:

Property and equipment, net, consist of the following (in thousands):

	Estimated useful Life	December 31,
		2004	2003
Computer equipment and software	3 to 5 years	$69,870	$55,392
Equipment, furniture and fixtures	3 years	22,502	13,124
Tooling equipment	3 years	10,764	9,249
Leasehold improvements	3 to 13 years	9,926	7,900

		113,062	85,665
Less: accumulated depreciation and amortization		75,518	57,172

		$37,544	$28,493

10. Other Accrued Liabilities:

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Accrued expenses	$6,814	$4,934
Short-term restructuring reserves	5,652	4,855
Warranty obligations	8,823	9,612
Sales tax payable	3,412	3,418
Employee stock purchase plan withholding	2,595	1,940
Other accrued liabilities	2,769	2,087

	$30,065	$26,846

11. Business Risks and Credit Concentration:

The Company sells a limited number of products and services which serve the communications equipment market. A substantial majority of the Company’s revenues are derived from sales of video, voice and network systems products and their related services. Any factor adversely affecting demand or supply for these products or services could materially adversely affect the Company’s business and financial performance.

Currently, we subcontract the manufacture of our voice and video product lines to Celestica, a third-party contract manufacturer. We use Celestica’s Thailand, China and Singapore facilities. The Company believes that there are a number of alternative contract manufacturers that could produce these products, but in the event of any reduction or interruption of supply, it could take a significant period of time to qualify an alternative subcontractor and commence manufacturing. Any disruption in services due to natural disaster, quarantines or other restrictions associated with infectious diseases, or other similar events, or economic or political difficulties in Thailand or Asia or any other reason, would harm our business and results of operations. Also, Celestica is currently the primary source manufacturer of these products, and if Celestica experiences an interruption in operations or otherwise suffers from capacity constraints, we would experience a delay in shipping these products which would have an immediate negative impact on our revenues. As a result, we may not be able to meet any demand for our products which could negatively affect revenues in the quarter of the disruption and harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations. Certain key components used in our products are currently available from only one source and others are available from only a limited number of sources.

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

The Company markets its products to distributors and end-users throughout the world. Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses. The expansion of Polycom’s product offerings may increase the Company’s credit risk as customers place larger orders for initial stocking orders. There can be no assurance that the Company’s credit loss experience will remain at or near historic levels. At December 31, 2004 and 2003, no single customer accounted for more than 10% of gross accounts receivable.

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

On September 23, 2002, a suit captioned Collaboration Properties, Inc. v. Polycom, Inc. was filed in the United States Court in the Northern District of California. The complaint alleged that Polycom’s ViewStation, ViaVideo, iPower, WebOffice and MGC products infringe four U.S. Patents owned by plaintiff. The complaint sought unspecified compensatory and exemplary damages for past and present infringement and to permanently enjoin Polycom from infringing on the patents in the future. On November 12, 2004, the Company entered into a settlement agreement (the “Settlement Agreement”) with Avistar Communications, Inc. (“Avistar”) and Collaboration Properties, Inc., a wholly-owned subsidiary of Avistar (“CPI”), pursuant to which Polycom and CPI settled the following patent infringement litigation matter between them: Collaboration Properties, Inc. v. Polycom, Inc., Case No. 02-CV-04591 (N.D. Cal.). Under the terms of the Settlement Agreement, Polycom agreed to pay Avistar a one-time amount of $27.5 million, and CPI agreed to dismiss all claims in the litigation with prejudice. In addition to the Settlement Agreement, we, Avistar and CPI entered into a patent cross-license agreement whereby non-exclusive, fully paid-up, worldwide patent licenses to the respective patent portfolios of each party and its subsidiaries were granted by us and our subsidiaries to Avistar and its subsidiaries, including CPI, and by Avistar and its subsidiaries to us and our subsidiaries. We incurred a one-time charge of $20.8 million in 2004 and recorded $6.7 million as a prepaid license and expect to amortize this prepaid license through the third quarter of 2013, the expiration date of the patents-in-suit.

During the first quarter of 2002, we reached a settlement with a former PictureTel customer. The dispute involved certain services provided by PictureTel in 2001 and amounts owed to us for providing these services. The amount received was net of legal fees incurred to litigate and settle the case.

Standby Letters of Credit:

The Company has several standby letters of credit totaling approximately $4.5 million which were issued to guarantee certain of the Company’s office lease obligations and other contractual obligations.

License Agreements:

The Company enters into various license agreements in the normal course of business and the cost of these agreements are amortized over the expected life of the respective agreements. The cost of these agreements and the amounts amortized in the years presented, both combined and individually, are not significant.

Leases:

The Company leases certain office facilities and equipment under noncancelable operating leases expiring between 2005 and 2017. As of December 31, 2004, the following future minimum lease payments, net of estimated sublease income are due under our current lease obligations. For example, the Company has an approximately 152,000 square foot building which is fully subleased to a third party for which the sublease runs concurrent with its lease obligation. As a result, the Company is not currently showing a lease obligation related to this facility. If this sublease were to be terminated, or if the tenant defaulted on payment, the Company would incur additional lease payments that would negatively impact its operating results and overall cash flows. In addition to these minimum lease payments, the Company is contractually obligated under the majority of its operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. This table excludes leases expiring or subject to cancellation within twelve months subsequent to December 31, 2004 (in thousands):

	Gross Minimum Lease Payments	Estimated Sublease Receipts	Net Minimum Lease Payments	Projected Annual Operating Costs
Year ending December 31,
2005	$14,139	$(827)	$13,312	$4,206
2006	13,699	(697)	13,002	4,071
2007	9,227	(376)	8,851	2,923
2008	5,526	—	5,526	1,358
2009	5,166	—	5,166	1,289
Thereafter	15,166	—	15,166	3,548

Total payments	$62,923	$(1,900)	$61,023	$17,395

The Company is currently headquartered in an approximately 50,000 square foot facility in Pleasant on, California pursuant to a lease which expires in May 2012. This facility accommodates executive and administrative operations. The Company’s facility in Milpitas, California houses research and development, manufacturing, marketing, sales and customer support operations for primarily our voice business. This facility is approximately 102,000 square feet and is leased through January 2007.

The majority of the Company’s video and service operations are located in approximately 183,000 square feet in Andover, Massachusetts pursuant to a lease that expires in September 2014 and approximately 62,000 square feet in Austin, Texas pursuant to a lease that expires in November 2011. The network systems operations occupy approximately 40,000 square feet in Petach Tikva, Israel and 32,000 square feet in Atlanta, Georgia, which is also shared with our installed voice business. The Company’s audio network systems operations are located in an approximately 84,000 square foot leased facility located in Westminster, Colorado. In addition, the Company leases space in North Vancouver, Canada for the VoIP development operation and in Burlington, Massachusetts for our advanced voice development operations. See Note 5 for discussion on a lease amendment signed in December 2003 and the termination and payment agreements signed in June 2004 related to the Andover, Massachusetts facility.

The Company leases an approximately 55,000 square foot facility in Tracy, California which is used as the North American and Latin American distribution center. Further, the Company utilizes space at a manufacturing contractor in Thailand and the Company’s European distribution contractor in the United Kingdom and Netherlands to provide Asian and European distribution and repair centers.

Included in the noncancelable operating leases are those assumed as part of the acquisition of PictureTel. The Company has identified vacated or redundant PictureTel leased facilities that the company intends to terminate or sublease and has recognized them as a liability assumed in a purchase combination. The liability is valued at the estimated net present value of the lease commitments. The estimated net present value of the cost of terminating these leases net of any estimated sublease rent is $9.1 million of which $5.6 million is classified as a current liability and $3.5 million is classified as a long term liability on the consolidated balance sheets.

Rent expense, including the effect of any future rent escalations or rent holiday periods, is recognized on a straight-line basis over the term of the lease. Rent expense for the years ended December 31, 2004, 2003 and

2002 was $17.8 million, $16.5 million and $14.6 million, respectively. The short-term deferred lease obligation included in other accrued liabilities was $0.3 million and $0.2 million as of December 31, 2004 and 2003, respectively. The long-term deferred lease obligation included in other long-term liabilities was $1.3 million and $1.0 million as of December 31, 2004 and 2003, respectively. In the event the Company does not exercise its option to extend the term of any of its leases, or if any of its leases expire, the Company will likely incur certain costs to restore the properties to conditions in place at the time of commencement of the lease. The Company is unable to estimate the fair value of these restoration costs as these costs can not be determined until the end of the lease term and at times can be based on the landlord’s discretion and subsequent negotiations between the landlord and the Company.

13. Credit Arrangements:

The Company has available a $25 million revolving line of credit with a bank under an agreement dated November 11, 2003. Borrowings under the line are unsecured and bear interest at the bank’s prime rate (5.15% at December 31, 2004) or at the London interbank offered rate (LIBOR) plus 0.65% (approximately 3.04% to 3.15%, depending on the term of the borrowings at December 31, 2004). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. The line of credit expires on December 3, 2005.

As of December 31, 2004, there were no balances outstanding under the line of credit; however, the Company has outstanding letters of credit which total approximately $4.5 million at December 31, 2004, of which $4.4 million is secured by this line of credit. The Company was in compliance with all applicable financial covenants and restrictions for the periods presented.

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

Share Repurchase Program:

In June 2002 and August 2004, the Board of Directors approved plans to purchase up to 3.5 million shares and 10 million shares, respectively, of the Company’s common stock in the open market. As of December 31, 2004, the Company had purchased approximately 5.0 million shares in the open market, for cash of $75.4 million. These shares of common stock have been retired and reclassified as authorized and unissued. During the years ended December 31, 2004, 2003 and 2002, the Company purchased 2.8 million, 0.8 million and 1.5 million shares of our common stock in the open market for cash of $52.5 million, $6.9 million and $15.9 million, respectively. The Company may continue to purchase shares in the open market. As of December 31, 2004, the Company had purchased all of the approved shares under the June 2002 repurchase plan and is authorized to purchase up to an additional 8.5 million shares under the August 2004 repurchase plan.

Stock Option Exchange Program:

On May 28, 2003, the Company commenced a voluntary stock option exchange program to certain eligible employees. Members of our board of directors and our executive officers were not eligible to participate in this exchange program. Under the program, eligible employees were given the option to cancel each outstanding stock option previously granted to them at an exercise price greater than or equal to $13.48 per share, in exchange for 0.8 new options to purchase shares of the Company’s common stock to be granted on December 29, 2003, six months and three days from June 25, 2003, the date the old options were cancelled. The exercise price of these new options was equal to the fair market value of the Company’s common stock on the date of grant. The new options have a term equal to the lesser of the remaining term of the exchanged options, or 5½ years. Generally, each new option has the same vesting schedule as the exchanged option it replaced, but the new option did not vest between the cancellation date of the exchanged option and the new option grant date. Beginning on the new option grant date, the options were immediately vested to the extent they were vested on the cancellation date and vesting then continues in accordance with the vesting schedule of the exchanged option, subject to continued employment on each relevant vesting date. However, employees were restricted from exercising new options for a period of six months following the new option grant date. In total, 4.1 million stock options were cancelled as a result of this program and approximately 3.3 million stock options were granted. The exchange program did not result in additional compensation charges or variable option plan accounting.

Stock Option Plan:

In 2001, the Board of Directors reserved 750,000 shares of common stock under the 2001 Nonstatutory Stock Option Plan “(the Nonstatutory Plan”) for issuance of nonqualified stock options to employees of acquired companies and for foreign-based employees ineligible for incentive stock options. In February 2005, the Board of Directors terminated the 2001 Nonstatutory Stock Option Plan. At the date of termination, there were 573,405 options outstanding under the Nonstatutory Plan. Options canceled, forfeited, or expired from the Nonstatutory Plan will not be available for grant under any other plan.

On June 2, 2004, shareholders approved the 2004 Equity Incentive Plan (“2004 Plan”) and reserved for issuance under the Plan, 12,500,000 shares, plus all remaining available options from the terminated 1996 Stock Option Plan (“1996 Plan”). To the extent any shares would have been returned to the 1996 Plan as a result of expiration, cancellation or forfeiture, those shares instead will go into the reserve of shares available under the 2004 Plan. In addition, 1,354,099 shares have been added to the shares reserved under the 2004 Plan following the completion of the Voyant acquisition in January 2004 (see Note 3).

Under the terms of the 2004 Plan, options may be granted at prices not lower than fair market value at the date of grant as determined by the Board of Directors. Under the 2004 Plan and prior terminated plans, options granted expire between seven and ten years from the date of grant and generally are only exercisable upon vesting.

Options granted under the 2004 Plan and unvested shares outstanding under prior terminated plans generally vest at 25% after completing one year of service to the Company and the remaining amount equally over 36 months until fully vested after four years.

Activity under the above plans is as follows (in thousands, except share and per share data):

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Avg Exercise Price
Balances, December 31, 2001	1,032,879	13,139,177	$24.66
Options reserved	4,000,000	—	—
Options granted	(4,226,020)	4,226,020	$12.69
Options exercised	—	(604,810)	$4.45
Options canceled	1,427,489	(1,427,489)	$28.09
Options expired	(194,683)	—	—

Balances, December 31, 2002	2,039,665	15,332,898	$21.85
Options reserved	1,900,000	—	—
Options granted	(5,270,310)	5,270,310	$16.73
Options exercised	—	(795,015)	$8.20
Options canceled	7,244,584	(7,244,584)	$27.73
Options expired	(2,061,786)	—	—

Balances, December 31, 2003	3,852,153	12,563,609	$17.18
Options reserved	13,854,099	—	—
Options granted	(5,676,379)	5,676,379	$19.77
Options exercised	—	(2,239,081)	$12.77
Options canceled	1,155,817	(1,155,817)	$19.78
Options expired	(42,479)	—	—

Balances, December 31, 2004	13,143,211	14,845,090	$18.63

As of December 31, 2004, 2003 and 2002, 7,228,429, 4,692,969 and 6,626,657 outstanding options were exercisable at an aggregate average exercise price of $19.23, $17.18 and $23.39, respectively.

The options outstanding and currently exercisable by exercise price at December 31, 2004 are as follows:

	Options Outstanding			Options Currently Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.04-$9.96	1,195,652	4.26	$7.49	781,378	$6.40
$10.00-$10.10	1,390,430	4.57	$10.09	627,419	$10.09
$10.21-$17.47	1,742,064	4.96	$14.94	1,145,398	$14.82
$17.55-$18.93	2,274,249	6.66	$17.80	30,863	$18.60
$18.94-$19.32	2,489,684	4.26	$19.31	1,997,676	$19.32
$19.50-$20.12	1,550,727	5.62	$20.01	399,209	$20.05
$20.16-$22.30	1,648,936	6.01	$21.98	148,101	$21.92
$22.37-$23.50	1,522,418	3.88	$23.38	1,171,955	$23.46
$23.68-$48.50	963,430	4.23	$33.95	858,930	$34.23
$50.12-$50.12	67,500	5.69	$50.13	67,500	$50.12

	14,845,090	5.04	$18.63	7,228,429	$19.23

The weighted average fair value of options granted pursuant to the Plans were $9.66, $6.95 and $7.52 in 2004, 2003 and 2002, respectively. The fair value of each option grant is estimated on the date of grant using the multiple options approach and the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	2.55%	2.37%	3.27%
Expected life (yrs)	3.25	3.24	3.15
Expected dividends	—	—	—
Expected volatility	71%	82%	90%

The Company has also estimated the fair value of purchase rights issued under the Employee Stock Purchase Plan. Rights under this plan were also valued using the Black-Scholes option-pricing model. Purchase periods occur twice yearly and each contains four options which range from 2 years to 6 months.

The weighted average fair value of purchase rights granted pursuant to the Employee Stock Purchase Plan in 2004, 2003 and 2002 was $10.04, $17.25 and $14.73, respectively. The fair value of each purchase right is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	1.52%	1.54%	3.27%
Expected life (yrs)	1.28	1.53	1.25
Expected dividends	—	—	—
Expected volatility	54%	71%	90%

Unearned Stock-based Compensation:

In connection with the acquisitions of Circa and ASPI, the Company recorded unearned stock-based compensation costs for unvested stock options assumed by the Company totaling $1.5 million which is being recognized over the vesting period of the options. In connection with certain stock option grants during 1999, the Company recorded unearned stock-based compensation cost totaling $2.4 million which was recognized over the vesting period of the related options of three years. Amortization expense associated with unearned stock compensation totaled $214,000, $320,000 and $544,000 in 2004, 2003 and 2002, respectively.

Approximately $4,000 and $127,000 in 2003 and 2002, respectively, of unearned stock based compensation was reversed upon cancellation of unvested stock option grants resulting from termination of certain employees. No such adjustments were required in 2004.

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

15. Employee Benefits Plans:

401(k) Plans:

The Company has a 401(k) Plan (the Polycom 401(k) Plan), which covers the majority of employees in the United States. Each eligible employee may elect to contribute to the Polycom 401(k) Plan, through payroll deductions, up to 20% of their compensation, subject to current statutory limitations. The Company does not offer its own stock as an investment option in the Polycom 401(k) Plan. The Company, at the discretion of the Board of Directors, may make matching contributions to the Polycom 401(k) Plan. The Company matches in cash 50% of the first 3% of compensation employees contribute to the Polycom 401(k) Plan, up to a certain maximum per participating employee per year. For fiscal years 2004, 2003 and 2002, the maximum Company cash match has been $1,500 per participating employee per year.

The Company’s contributions to the Polycom 401(k) Plan totaled approximately $1,113,000, $861,000 and $956,000 in fiscal 2004, 2003 and 2002, respectively.

Employee Stock Purchase Plan:

Under the Employee Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during offering periods of up to a maximum of 24 months with purchase dates approximately every six months (each January and July). The Company has reserved 2,500,000 shares of common stock for issuance under the plan. Shares are purchased through employees’ payroll deductions, up to a maximum of 15% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more than 3,000 shares or $25,000 worth of common stock in any one calendar year. During 2004, 2003 and 2002, 291,040, 271,524 and 283,858 shares were purchased at average per share prices of $17.91, $10.62 and $14.31, respectively. At December 31, 2004 there were 640,522 shares available to be issued under this plan.

Other Benefit Plans:

Under Israeli labor laws and agreements the Company is required to pay severance pay upon dismissal of an employee of the Company’s Israeli subsidiaries or upon termination of employment in specified circumstances. The Company’s severance pay for its employees in Israel, based upon length of service and the latest monthly salary (one month’s salary for each year worked), is mainly covered by purchased managerial insurance policies. The value of these policies is recorded as an asset in the consolidated balance sheets. The net amount of severance pay charged against income totaled approximately $1,172,000, $983,000 and $1,124,000 in 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003 severance pay funded included in other assets was approximately $3,062,000 and $2,547,000, respectively, and accrued severance pay included in other long-term liabilities was approximately $5,122,000 and $4,229,000, respectively.

The Company is also contributing funds on behalf of its Israeli employees to an individual insurance policy. This policy provides a combination of savings plan, insurance and severance pay benefits to the insured employee. It provides for payments to the employee upon retirement or death and secures a substantial portion of the severance pay, if any, to which the employee is legally entitled upon termination of employment. Each participating employee contributes an amount equal to 5.0% of the employee’s base salary subject to social contributions, and the employer contributes between 5.0% and 7.5% of the employee’s base salary subject to social contributions. All of the Company’s full-time Israeli employees participate in this benefit package. The net amount of insurance expense charged against income totaled approximately $516,000, $440,000 and $383,000 in 2004, 2003 and 2002, respectively. The Company also provides some employees with an education fund, to which each participating employee contributes an amount equal to 2.5% of the employee’s base salary subject to social contributions up to the statutory cap, and the employer contributes an amount equal to 7.5% of the employee’s base salary subject to social contributions up to the statutory cap. Education fund expenses charged against income totaled approximately $543,000, $459,000 and $439,000 in 2004, 2003 and 2002, respectively.

16. Income Taxes:

Income tax expense consists of the following (in thousands):

	Year ended December 31,
	2004	2003	2002
Current
U. S. Federal	$2,812	$3,807	$7,445
Foreign	4,491	3,981	3,696
State and local	1,001	835	929

Total current	8,304	8,623	12,070

Deferred
U. S. Federal	7,230	225	(1,166)
Foreign	(1,097)	(51)	(252)
State and local	339	78	(502)

Total deferred	6,472	252	(1,920)

Income tax expense	$14,776	$8,875	$10,150

Discontinued operations and sale thereof	$444	$(83)	$(1,525)
Continuing operations	14,332	8,958	11,675

Income tax expense	$14,776	$8,875	$10,150

The sources of income (loss) before the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
United States	$16,354	$(209)	$(4,600)
Foreign	33,771	31,907	41,510

Income before provision for income taxes	$50,125	$31,698	$36,910

The Company’s tax provision differs from the provision computed using statutory tax rates as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Federal tax at statutory rate	$17,544	$11,094	$12,919
State taxes, net of federal benefit	1,008	539	977
Nondeductible expenses	140	122	671
In-process research and development	1,320	—	—
Tax exempt interest	—	—	(130)
Foreign income at tax rates different than U.S. rates	(4,545)	(2,293)	(3,666)
Research and development tax credit	(824)	(586)	(1,447)
Other	133	—	826

Tax provision	$14,776	$8,876	$10,150

The tax effects of temporary differences that give rise to the deferred tax assets (liabilities) are presented below (in thousands):

	2004	2003
Property and equipment, net, principally due to differences in depreciation	$2,671	$3,291
Capitalized research and development costs	5,691	1,820
Inventory	3,922	4,951
Restructuring reserves	2,334	8,405
Other reserves	15,076	15,982
Net operating and capital loss carryforwards	31,578	30,753
Tax credit carryforwards	12,728	11,579
Investments	2,363	1,626

Deferred tax asset	76,363	78,407
Acquired intangibles	(6,424)	(1,305)

Net deferred tax asset	$69,939	$77,102

As of December 31, 2004, the Company has tax net operating loss carryforwards, tax credit carryovers and capital loss carryovers of approximately $81.9 million, $12.7 million and $8.3 million, respectively. These net operating loss carryforwards, tax credit carryforwards and capital loss carryforwards begin to expire in 2013, 2007 and 2007, respectively. A portion of the future utilization of the Company’s carryforwards is subject to certain limitations due to a change in ownership that occurred in 1998, 2001 and 2004. Deferred tax assets of approximately $32.9 million as of December 31, 2004 pertain to certain net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 31, 2004, the cumulative amount of earnings upon which U.S. income tax has not been provided is approximately $87.9 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

On October 22, 2004, the American Jobs Creation Act (the “Act”) was signed into law. The Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. The Company may elect to apply this provision to qualifying earnings repatriations in 2005. The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress or the Department of Treasury provides additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publications of the additional clarifying language. Until that time, the Company will make no changes in its current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries. The range of possible amounts of unremitted earnings that the Company is considering for repatriation under this provision is between zero and $120 million. The related potential range of income tax is between zero and $13 million.

Tax benefits of $6.5 million in 2004 and $1.8 million in 2003 associated with the exercise of employee stock plans were allocated to stockholders equity.

The Company has been granted a beneficial tax status by the Israeli tax authorities for income earned in Israel. Under the terms, the Company is eligible for significant tax rate reductions for several years following the first year in which the Company has Israeli taxable income after consideration of tax losses carried forward. The Company to date has realized tax savings of approximately $13.1 million. The reduced tax rates, as well as other tax benefits, are conditional upon the Company fulfilling the terms stipulated under the Israeli law for the Encouragement of Capital Investments of 1959. Failure to comply with these conditions may result in cancellation of the benefits in whole or in part.

17. Business Segment Information:

Polycom is a leading global provider of a line of high-quality, easy-to-use communications equipment that enables businesses, telecommunications service providers, and governmental and educational institutions to more effectively conduct video, voice, data and web communications. Polycom’s offerings are organized along four product lines: Video Communications, Voice Communications, Network Systems and Services. For reporting purposes, the Company aggregates Video Communications and Voice Communications into one segment named Communications and reports Network Systems and Services as separate segments. Prior to 2004, service revenues were allocated between the Communications and Network Systems segments. The segments are determined in accordance with how management views and evaluates Polycom’s business and based on the aggregation criteria as outlined in SFAS 131. Segment financial data for the years ended December 31, 2003 and 2002 have been adjusted to reflect these segments. Software revenue reported in video revenue in prior periods has been reclassified to network systems revenue as a result of organizational changes that occurred in the second quarter of 2003. Future changes to this organizational structure or the business may result in changes to the reportable segments disclosed. A description of the types of products and services provided by each reportable segment is as follows:

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

Financial information for each reportable segment is as follows as of and for the fiscal years ended December 31, 2004, 2003 and 2002 (in thousands):

	Communications	Network Systems	Services	Total
2004:
Revenue	$374,589	$108,946	$56,717	$540,252
Contribution margin	179,408	36,773	15,061	231,242
Inventory	16,777	4,921	6,106	27,804

2003:
Revenue	$314,003	$67,436	$38,984	$420,423
Contribution margin	137,505	27,183	7,539	172,227
Inventory	15,870	2,053	6,922	24,845

2002:
Revenue	$328,262	$78,558	$45,271	$452,091
Contribution margin	125,082	42,699	15,261	183,042
Inventory	19,633	2,362	8,129	30,124

Segment contribution margin includes all product line segment revenues less the related cost of sales, audio network systems sales expenses, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, general and administrative costs, such as legal and accounting, acquisition-related costs, amortization of purchased intangible assets, purchased in-process research and development costs, litigation reserves and payments, restructuring costs, interest income, net, loss on strategic investments, other income (expense), net and provision for income taxes.

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Segment contribution margin	$231,242	$172,227	$183,042
Corporate and unallocated costs	(139,418)	(123,237)	(118,003)
Acquisition related-costs	(1,394)	(386)	(3,699)
Purchased in-process research and development charges	(4,600)	—	(900)
Amortization of purchased intangibles	(20,521)	(17,591)	(17,135)
Restructure costs	(1,387)	(5,029)	(1,657)
Litigation reserves and payments	(20,951)	—	257
Interest income, net	7,279	8,451	9,492
Loss on strategic investments	(12)	(737)	(7,465)
Other income (expense), net	(1,330)	(1,774)	527
Provision for taxes	(14,332)	(8,958)	(11,675)

Total income from continuing operations	$34,576	$22,966	$32,784

The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
United States	$300,776	$225,175	$256,877
Canada	11,039	3,265	4,235

Total North America	311,815	228,440	261,112

Europe, Middle East and Africa	108,637	84,405	95,330
Asia	108,056	98,389	83,923
Caribbean and Latin America	11,744	9,189	11,726

Total International	228,437	191,983	190,979

Total revenue	$540,252	$420,423	$452,091

The percentage of total revenues for the Communications, Network Systems and Services Segments were as follows:

	Year ended December 31,
	2004	2003	2002
Communications	69%	75%	73%
Network Systems	20%	16%	17%
Services	11%	9%	10%

Total revenue	100%	100%	100%

No customer accounted for more than 10% of the Company’s revenues in 2004, 2003 or 2002.

The Company’s fixed assets, net of accumulated depreciation, are located in the following geographical areas (in thousands):

	December 31,
	2004	2003
North America	$32,092	$23,827
Israel	2,441	2,422
Europe, Middle East and Africa	1,505	1,274
Other	1,506	970

Total	$37,544	$28,493

18. Net Income Per Share Disclosures:

A reconciliation of the numerator and denominator of basic and diluted net income per share from continuing operations is provided as follows (in thousands, except per share amounts):

	Year ended December 31,
	2004	2003	2002
Numerator—basic and diluted net income per share from continuing operations:
Net income from continuing operations	$34,576	$22,966	$32,784

Denominator—basic net income per share from continuing operations:
Weighted average common stock outstanding	99,334	99,245	100,121
Treasury shares	—	—	(794)
Shares subject to repurchase	—	(1)	(3)

Total shares used in calculation of basic net income per share from continuing operations	99,334	99,244	99,324

Basic net income per share from continuing operations	$0.36	$0.23	$0.33

Denominator—diluted net income per share from continuing operations:
Denominator—shares used in calculation of basic net income per share from continuing operations	99,334	99,244	99,324
Effect of dilutive securities:
Common stock options	2,684	1,507	1,369
Shares subject to repurchase	—	1	3

Total shares used in calculation of diluted net income per share from continuing operations	102,018	100,752	100,696

Diluted net income per share from continuing operations	$0.35	$0.23	$0.33

In 2004, 2003 and 2002, 3,999,591, 7,013,990 and 10,949,063, respectively, of potentially dilutive securities such as stock options and stock subject to repurchase were excluded from the denominator in the computation of diluted net income per share from continuing operations because the option exercise price was greater than the average market price of the common stock.

POLYCOM, INC.

SUPPLEMENTARY FINANCIAL DATA

(Unaudited)

(in thousands, except per share amounts)

	2003				2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$92,920	$99,434	$109,782	$118,287	$119,147	$133,827	$140,768	$146,510
Gross profit	$54,287	$59,133	$67,104	$74,322	$75,020	$84,590	$88,667	$93,264
Net income (loss)	$(2,420)	$1,594	$9,982	$13,667	$3,313	$12,921	$10,976	$8,139
Basic net income (loss) per share	$(0.02)	$0.02	$0.10	$0.14	$0.03	$0.13	$0.11	$0.08
Diluted net income (loss) per share	$(0.02)	$0.02	$0.10	$0.13	$0.03	$0.13	$0.11	$0.08

S-1

FINANCIAL STATEMENT SCHEDULE—SCHEDULE II

POLYCOM, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2004
Allowance for doubtful accounts	$2,509	$65	$(244)	$2,330
Sales returns and allowances	$10,968	$19,711	$(15,592)	$15,087
Year ended December 31, 2003
Allowance for doubtful accounts	$4,440	$521	$(2,452)	$2,509
Sales returns and allowances	$11,064	$29,141	$(29,237)	$10,968
Year ended December 31, 2002
Allowance for doubtful accounts	$4,816	$3,213	$(3,589)	$4,440
Sales returns and allowances	$14,844	$19,180	$(22,960)	$11,064

S-2

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization dated December 5, 2000, by and among the Registrant, Merger Sub Ltd. and Accord Networks Ltd. (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission (the “Commission”) on December 12, 2000).

2.2	Agreement and Plan of Merger dated May 24, 2001, by and among the Registrant, Pharaoh Acquisition Corp. and PictureTel Corporation (which is incorporated herein by reference to Exhibit 2.1 to the Regi strant’s Registration Statement on Form S-4 (Registration No. 333-63252) filed with the Commission on June 18, 2001).

2.3	Addendum to the Agreement and Plan of Merger, dated May 24, 2001, by and among the Registrant, Pharaoh Acquisition Corp. and PictureTel Corporation (which is incorporated herein by reference to Exhibit 12(d)(4) to Amendment No. 6 to the Schedule TO filed with the Commission on October 3, 2001).

2.4	Asset Purchase Agreement, dated as of January 28, 2003, by and between Polycom, Inc. and Verilink Corporation (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2002).

2.5	Agreement and Plan of Merger, dated as of November 21, 2003, by and among Polycom, Inc., Voyager Acquisition Corporation and Voyant Technologies, Inc. (which is incorporated herein by reference to Exhibit 21 to the Form 8-K filed by the Registrant with the Commission on January 16, 2004).

3.1	Restated Certificate of Incorporation of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 18, 2003).

3.2	Amended and Restated Bylaws of Polycom, Inc., as amended effective January 18, 2005 (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 24, 2005).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock certificate (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-02296) filed with the Commission on March 12, 1996 (the “1996 S-1”)).

4.3	Amended and Restated Investor Rights Agreement, dated May 17, 1995, among the Registrant and the Investors named therein (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s 1996 S-1).

4.4	Preferred Shares Rights Agreement dated as of July 15, 1998 and as amended March 2, 2001, between Polycom, Inc. and Fleet Bank, N.A. F/K/A BankBoston N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights Attached thereto as Exhibits A, B and C, respectively (which is incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed with the Commission on March 2, 2001).

10.1*(1)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers.

10.2*	The Registrant’s 1996 Stock Incentive Plan, as amended (which is incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-108049).

10.3*	The Registrant’s 1996 Employee Stock Purchase Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s 1996 S-1).

Exhibit No.	Description
10.4*	ViaVideo Communications, Inc. 1996 Stock Option/Stock Issuance Plan and related agreements (which are incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-45351).

10.5	Lease Agreement by and between the Registrant and Trinet Essential Facilities XXVI, dated December 1, 1999, regarding the space located at 1565 Barber Lane, Milpitas, California (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2000).

10.6	Lease Agreement by and between the Registrant and WJT, LLC, dated February 19, 2001, regarding the space located at 4750 Willow Road, Pleasant on, California (which is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2001).

10.7*	Accord Networks Ltd. 1995 Employee Share Ownership and Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.8*	Accord Networks Ltd. Share Ownership and Option Plan (2000) and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.9*	Accord Networks Ltd. 2000 Share Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.10	Accord Networks Ltd. 2000 Non-Employee Director Stock Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.11	Circa Communications, Ltd Stock Option Plan and related agreements (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-59820) filed with the Commission on April 30, 2001).

10.12*	Form of Change of Control Severance Agreement with the Chief Executive Officer and Chief Financial Officer of the Registrant, effective as of March 28, 2001 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 16, 2001).

10.13*	Form of Change of Control Severance Agreement with management of the Registrant other than the Chief Executive Officer and Chief Financial Officer, effective as of March 28, 2001 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 16, 2001).

10.14	Amendment No. 1 to Lease by and between the Registrant and WJT, LLC, dated October 5, 2001, regarding the space located at 4750 Willow Road, Pleasant on, California (which is incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2002).

10.15	PictureTel Corporation 1998 Acquisition Stock Option Plan and form of Non-Statutory Stock Option (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-72544) filed with the Commission on October 31, 2001).

10.16*	Polycom, Inc. 2001 Nonstatutory Stock Option Plan and form of agreement thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2001).

Exhibit No.	Description
10.17	Atlanta Signal Processors, Incorporated 1997 Incentive Stock Plan and forms of Stock Option Grant, Exercise Agreement and Employee Shareholder Agreement (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-76312) filed with the Commission on January 4, 2002).

10.18*	Amended Summary and Rescission of Arrangement between the Registrant and Robert C. Hagerty (which is incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 18, 2003).

10.19*	Form of Severance Agreement between the Registrant and Robert C. Hagerty (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

10.20*	Summary of Arrangement between the Registrant and its Senior Executive Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

10.21*	Polycom, Inc. 2004 Equity Incentive Plan (which is incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy Statement filed on April 26, 2004),

10.22*	Form of Nonemployee Director Nonqualified Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.23*	Form of Non-officer Employee Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.24*	Form of Officer Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.25	Lease Termination Agreement, dated as of June 18, 2004, by and among I&G Minuteman, L.L.C., Picturetel Corporation and Polycom, Inc. (which is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 30, 2004)

10.26(1)	Settlement Agreement, made and entered into as of November 12, 2004, by and between Polycom, Inc. and Avistar Communications Corporation, together with its wholly-owned subsidiary Collaboration Properties, Inc.

21.1(1)	Subsidiaries of the Registrant.

23.1(1)	Consent of Independent Registered Public Accounting Firm.

24.1(1)	Power of Attorney (included on page 74 of this Annual Report on Form 10-K).

31.1(1)	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed herewith.