Form 10-Q
period 2005-03-31
POLYCOM INC
filed 2005-04-29
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

There were 98,011,991 shares of the Company’s Common Stock, par value $.0005, outstanding on April 15, 2005.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART 1 FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$96,713	$96,331
Short-term investments	84,689	118,009
Trade receivables, net of allowance for doubtful accounts of $2,252 and $2,330 at March 31, 2005 and December 31, 2004, respectively	68,983	62,535
Inventories	35,686	27,804
Deferred taxes	20,879	20,879
Prepaid expenses and other current assets	16,138	19,898

Total current assets	323,088	345,456
Property and equipment, net	36,912	37,544
Long-term investments	336,679	320,907
Goodwill	352,534	352,572
Purchased intangibles, net	25,108	26,915
Deferred taxes	49,180	49,060
Other assets	22,152	22,187

Total assets	$1,145,653	$1,154,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$41,013	$45,682
Accrued payroll and related liabilities	13,185	18,852
Taxes payable	57,545	52,665
Deferred revenue	30,970	26,889
Other accrued liabilities	26,291	30,065

Total current liabilities	169,004	174,153
Long-term deferred revenue	6,271	5,238
Other long-term liabilities	10,741	10,636

Total liabilities	186,016	190,027

Stockholders’ equity
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; Issued and outstanding: 1 share at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.0005 par value; Authorized: 175,000,000 shares; Issued and outstanding: 97,972,309 shares at March 31, 2005 and 99,116,324 shares at December 31, 2004	49	50
Additional paid-in capital	896,772	904,155
Cumulative other comprehensive loss	(2,628)	(1,884)
Unearned stock-based compensation	—	(35)
Retained earnings	65,444	62,328

Total stockholders’ equity	959,637	964,614

Total liabilities and stockholders’ equity	$1,145,653	$1,154,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues:
Product revenues	$122,117	$106,605
Service revenues	15,401	12,542

Total revenues	137,518	119,147

Cost of revenues:
Cost of product revenues	41,382	35,063
Cost of service revenues	9,625	9,064

Total cost of revenues	51,007	44,127

Gross profit	86,511	75,020

Operating expenses:
Sales and marketing	34,215	28,446
Research and development	21,842	22,026
General and administrative	8,991	8,066
Acquisition-related costs	66	825
Amortization of purchased intangibles	1,807	6,363
Purchased in-process research and development	—	4,600
Litigation reserves and payments	(28)	—

Total operating expenses	66,893	70,326

Operating income	19,618	4,694
Interest income, net	2,744	1,681
Gain (loss) on strategic investments	(5)	9
Other expense, net	(59)	(474)

Income from continuing operations before provision for income taxes	22,298	5,910
Provision for income taxes	6,005	2,854

Income from continuing operations	16,293	3,056
Income from discontinued operations, net of taxes	—	151
Gain from sale of discontinued operations, net of taxes	105	106

Net income	$16,398	$3,313

Basic net income per share:
Income per share from continuing operations	$0.17	$0.03
Income per share from discontinued operations, net of taxes	—	—
Gain per share from sale of discontinued operations, net of taxes	—	—

Basic net income per share	$0.17	$0.03

Diluted net income per share:
Income per share from continuing operations	$0.16	$0.03
Income per share from discontinued operations, net of taxes	—	—
Gain per share from sale of discontinued operations, net of taxes	—	—

Diluted net income per share	$0.16	$0.03

Weighted average shares outstanding for basic net income per share calculation	98,870	99,866
Weighted average shares outstanding for diluted net income per share calculation	100,357	102,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income	$16,398	$3,313
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of discontinued operations, net of taxes	(105)	(106)
Depreciation and amortization	5,101	4,699
Purchased in-process research and development	—	4,600
Amortization of purchased intangibles	1,807	6,363
Provision for doubtful accounts	—	(210)
Provision for excess and obsolete inventories	(436)	787
Tax benefit from exercise of stock options	—	1,692
Amortization of unearned stock-based compensation	35	63
Loss on disposal of property and equipment	70	—
(Gain) loss on strategic investments	5	(9)
Changes in assets and liabilities, net of effects of acquisition:
Trade receivables	(6,448)	3,503
Inventories	(7,446)	617
Prepaid expenses and other assets	3,840	3,782
Accounts payable	(4,631)	(6,861)
Taxes payable	4,820	494
Other accrued liabilities	(4,222)	(4,084)

Net cash provided by operating activities	8,788	18,643

Cash flows from investing activities:
Purchases of property and equipment	(4,082)	(4,659)
Purchases of investments	(87,965)	(201,683)
Proceeds from sale and maturity of investments	104,142	203,466
Proceeds from sale of discontinued operations	165	167
Net cash paid in purchase acquisition	—	(95,162)

Net cash provided by (used in) investing activities	12,260	(97,871)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	4,325	5,444
Purchase of treasury stock	(24,991)	—

Net cash provided by (used in) financing activities	(20,666)	5,444

Net increase (decrease) in cash and cash equivalents	382	(73,784)
Cash and cash equivalents, beginning of period	96,331	154,312

Cash and cash equivalents, end of period	$96,713	$80,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2005, the condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004 and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended March 31, 2005 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Certain previously reported amounts have been reclassified to conform to the current period presentation. At December 31, 2004, the Company reclassified certain auction rate securities from cash and cash equivalents to short-term investments as of December 31, 2004 and for all prior periods. As of March 31, 2004 and December 31, 2003, the Company held approximately $118.5 million and $58.3 million, respectively, of these auction rate securities, which were reclassified. These reclassifications had no impact on the results of operations, operating cash flows or working capital of the Company. The following table summarizes the balance sheet amounts as previously reported and as reclassified (dollars in thousands):

	As Reported			As Reclassified
Period Ending,	Cash and Cash Equivalents	Short-term Investments	Total	Cash and Cash Equivalents	Short-term Investments	Total
March 31, 2004	$199,028	$16,631	$215,659	$80,528	$135,131	$215,659

December 31, 2003	212,562	15,703	228,265	154,312	73,953	228,265

In order to conform to the December 31, 2004 and March 31, 2005 presentation, the Company also revised amounts previously reported for the gross trading activities of its investments (purchases of investments and proceeds from sales and maturity of investments) for the three months ended March 31, 2004, totaling approximately $58 million, on the condensed consolidated statements of cash flows to exclude from investing activities gross trading activities related to investments classified as cash equivalents. These revisions did not impact net cash used in investing activities for the three months ended March 31, 2004. In addition, the gross trading activities and net cash used in investing activities on the consolidated statements of cash flows were revised for the three months ended March 31, 2004 to reflect the impact of the auction rate securities that were reclassified from cash equivalents to short-term investments. This reclassification resulted in a net increase in cash used for investing activities of $60.3 million in the three months ending March 31, 2004 with a corresponding decrease in cash and cash equivalents.

2. SIGNIFICANT ACCOUNTING POLICY UPDATE

Revenue Recognition:

The Company recognizes revenue, including freight charged to customers, in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” Statement of Financial Accounting Standards, or SFAS, No. 48, “Revenue Recognition When Right of Return Exists”, EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” and the AICPA Statement of Position No. 97-2, or SOP 97-2, “Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Under these guidelines, the Company recognizes revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable, and payment is reasonably assured. The Company accrues for sales returns,

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

and other allowances as a reduction to revenues upon shipment based upon its contractual obligations and historical experience. Co-op marketing funds are accounted for in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”. Under these guidelines, the Company accrues for co-op marketing funds as a marketing expense if it receives an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received, otherwise it is recorded as a reduction to revenues. Additionally, the Company recognizes extended service revenue on its hardware and software products as the services are performed.

3. DISCONTINUED OPERATIONS

In January 2003, the Company sold to Verilink Corporation (“Verilink”) certain fixed assets and intellectual property rights relating to Polycom’s network access product line, including Polycom’s line of NetEngine integrated devices, for a total of up to $3.0 million in cash, of which (i) $1.0 million was paid to Polycom at closing, (ii) $0.25 million was paid to Polycom on the first anniversary of the closing in January 2004, and (iii) up to $1.75 million will be paid to Polycom quarterly based on ten percent of Verilink’s revenues related to the sale of NetEngine products. Verilink paid $0.2 million in each of the three month periods ended March 31, 2005 and 2004, related to ten percent of Verilink’s revenues from the sale of NetEngine products during each of these periods. The Company recorded a $0.1 million gain from sale of discontinued operations and tax provision in each of the periods ended March 31, 2005 and 2004. On a cumulative basis Verilink has paid $1.3 million toward the $1.75 million commitment. Concurrent with the closing, certain of the Company’s employees joined Verilink. Verilink also agreed to purchase Polycom’s existing NetEngine-related inventories, with a book value of approximately $1.9 million as of the closing date, on an as-needed basis. As of December 31, 2004, Verilink had purchased all remaining NetEngine-related inventories for approximately $2.3 million. Additionally, in connection with the sale, Polycom entered into a license agreement with Verilink pursuant to which Verilink granted to Polycom a license to use and further develop the network access technology related to the NetEngine product line. The Company has agreed not to compete with Verilink in the network access market for a period of three years from the closing date, which is January 28, 2006.

The Company’s condensed consolidated financial statements reflect its network access product line as discontinued operations in accordance with SFAS 144. The results of operations of the Company’s network access product line are presented as discontinued, and prior periods have been reclassified, including the reallocation of general overhead charges to the Company’s three remaining reporting segments. The Company recorded an after-tax gain of $0.1 million as a result of this transaction in each of the three month periods ended March 31, 2005 and 2004. The Company may record additional quarterly gains related to the sale of this product line as Verilink remits ten percent of its quarterly revenues from the sale of NetEngine products subject to a maximum amount of $1.75 million.

The following table shows the results of operations of the Company’s network access product line (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Net revenues	$—	$238
Cost of net revenues	—	—

Gross profit	—	238

Operating gain	—	238
Provision for income taxes	—	87

Net gain	$—	$151

The following table shows the components of the gain from sale of discontinued operations (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Proceeds	$165	$167

Gain on sale before taxes	165	167
Taxes	60	61

Gain from sale of discontinued operations, net of taxes	$105	$106

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. INVENTORIES

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$2,919	$2,364
Work in process	618	836
Finished goods	32,149	24,604

	$35,686	$27,804

5. GUARANTEES

Warranty

The Company provides for the estimated costs of product warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold. In the case of hardware manufactured by Polycom, warranties generally start from the delivery date and continue for one to three years depending on the product purchased. Software products generally carry a 90-day warranty from the date of shipment. The Company’s liability under warranties on software products is to provide a corrected copy of any portion of the software found not to be in substantial compliance with the agreed upon specifications. Factors that affect the Company’s warranty obligation include product failure rates, material usage and service delivery costs incurred in correcting product failures. The Company assesses the adequacy of its recorded warranty liabilities every quarter and makes adjustments to the liability if necessary.

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the period are as follows (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Balance at beginning of period	$8,823	$9,612
Accruals for warranties issued during the period	2,594	2,368
Liability assumed as a result of the Voyant acquisition	—	500
Actual warranty expenses	(3,108)	(2,955)

Balance at end of period	$8,309	$9,525

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on all of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Changes in deferred maintenance revenue, of which $23.8 million and $17.3 million is short-term and included as a component of “Deferred revenue” as of March 31, 2005 and March 31, 2004, respectively, and $6.3 million and $3.6 million is long-term and is included in “Long-term deferred revenue” as of March 31, 2005 and March 31, 2004, respectively, on the condensed consolidated balance sheets, are as follows (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Balance at beginning of period	$26,021	$17,316
Additions to deferred maintenance revenue	13,263	13,554
Amortization of deferred maintenance revenue	(9,165)	(9,984)

Balance at end of period	$30,119	$20,886

The cost of providing maintenance services for the three months ended March 31, 2005 and 2004 was $9.0 million and $8.5 million respectively.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Other Indemnifications

As is customary in the Company’s industry, as provided for in local law in the U.S. and other jurisdictions, the Company’s standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products. From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of its products and services. In addition, from time to time the Company also provides protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations.

6. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Accrued expenses	$7,118	$6,814
Short-term restructuring reserves	2,330	5,652
Warranty obligations	8,309	8,823
Sales tax payable	3,702	3,412
Employee stock purchase plan withholding	1,340	2,595
Other accrued liabilities	3,492	2,769

	$26,291	$30,065

7. BANK LINE OF CREDIT

The Company has available a $25 million revolving line of credit with a bank under an agreement dated November 11, 2003. Borrowings under the line are unsecured and bear interest at the bank’s prime rate (5.58% at March 31, 2005) or at the London interbank offered rate (LIBOR) plus 0.65% (approximately 3.46% to 3.68%, depending on the term of the borrowings at March 31, 2005). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. The line of credit expires on December 3, 2005.

As of March 31, 2005, there were no balances outstanding under the line of credit; however, the Company has outstanding letters of credit which total approximately $1.4 million at March 31, 2005, of which $1.3 million is secured by this line of credit. The Company was in compliance with all applicable financial covenants and restrictions for the periods presented.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

A reconciliation of the numerator and denominator of basic and diluted net income per share from continuing operations is provided as follows (in thousands except per share amounts):

	Three Months Ended
	March 31, 2005	March 31, 2004
Numerator—basic and diluted net income per share from continuing operations:
Net income from continuing operations	$16,293	$3,056

Denominator—basic and diluted net income per share from continuing operations:
Weighted average shares used to compute basic net income per share from continuing operations	98,870	99,866
Effect of dilutive securities:
Common stock options	1,487	2,798

Total shares used in calculation of diluted net income per share from continuing operations	100,357	102,664

Basic net income per share from continuing operations	$0.17	$0.03

Diluted net income per share from continuing operations	$0.16	$0.03

For the three months ended March 31, 2005 and 2004, approximately 10,771,169 and 3,600,110 shares, respectively, relating to potentially dilutive securities such as stock options were excluded from the denominator in the computation of diluted net income per share from continuing operations because the option exercise price was greater than the average market price of the common stock and, accordingly, their inclusion would be anti-dilutive.

9. STOCK BASED COMPENSATION

In accordance with SFAS No. 123, (SFAS 123) “Accounting for Stock-Based Compensation,” the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Expense associated with stock-based compensation is amortized over the vesting period of each individual award.

Consistent with the disclosure provisions of SFAS 123, the Company’s net income and basic and diluted net income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income—as reported	$16,398	$3,313
Add stock based compensation expensed during the period	35	63
Less stock based compensation expense determined under fair value based method, net of taxes	(5,360)	(3,320)

Net income—pro forma	$11,073	$56
Basic net income per share—as reported	$0.17	$0.03
Basic net income per share—pro forma	$0.11	$0.00
Diluted net income per share—as reported	$0.16	$0.03
Diluted net income per share—pro forma	$0.11	$0.00

The impact on pro forma net income per share and net income in the table above may not be indicative of the effect in future years as options vest over several years and the Company continues to grant stock options to new and current employees.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Services Segment

Service is comprised of a wide range of service and support offerings to resellers and directly to some end-user customers. The Company’s service offerings include: maintenance programs; integration services consisting of consulting, education, design and project management services; consulting services consisting of planning and needs analysis for end-users; design services, such as room design and custom solutions; and project management, installation and training.

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

Financial information for each reportable segment was as follows as of and for the three months ended March 31, 2005 and 2004 (in thousands):

	Communications	Network Systems	Services	Total
For the three months ended March 31, 2005:
Revenue	$96,524	$25,593	$15,401	$137,518
Contribution margin	47,856	9,340	4,666	61,862
As of March 31, 2005: Inventories	24,204	5,349	6,133	35,686
For the three months ended March 31, 2004:
Revenue	$85,163	$21,442	$12,542	$119,147
Contribution margin	41,759	5,799	2,527	50,085
As of March 31, 2004: Inventories	14,039	5,909	6,785	26,733

Segment contribution margin includes all product line segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, general and administrative costs, such as legal and accounting, acquisition-related costs, amortization of purchased intangible assets, purchased in-process research and development costs, litigation reserves and payments, interest income, net gain (loss) on strategic investments, other expense, net and provision for income taxes.

The reconciliation of segment information to Polycom’s income from continuing operations was as follows (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Segment contribution margin	$61,862	$50,085
Corporate and unallocated costs	(40,399)	(33,603)
Acquisition related-costs	(66)	(825)
Amortization of purchased intangibles	(1,807)	(6,363)
Purchased in-process research and development	—	(4,600)
Litigation reserves and payments	28	—
Interest income, net	2,744	1,681
Gain (loss) on strategic investments	(5)	9
Other expense, net	(59)	(474)
Provision for income taxes	(6,005)	(2,854)

Income from continuing operations	$16,293	$3,056

11. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income	$16,398	$3,313
Change in unrealized loss on investments	(744)	(227)

Comprehensive income	$15,654	$3,086

12. INVESTMENTS:

The Company has investments in debt securities and also has strategic investments in private and public companies. The classification of these investments are as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at March 31, 2005:
Investments—Short-term:
U.S. Government securities	$17,149	$—	$(185)	$16,964
State and local governments	40,820	—	—	40,820
Corporate debt securities	26,879	105	(79)	26,905

Total Investments – short-term	$84,848	$105	$(264)	$84,689

Investments—Long-term:
U.S. government securities	$165,932	$—	$(1,698)	$164,234
State and local governments	1,000	—	(16)	984
Corporate debt securities	172,878	42	(1,463)	171,457
Non-transferable warrants in a public company	4	—	—	4

Total investments – long-term	$339,814	$42	$(3,177)	$336,679

Investments – privately-held companies	$7,874	$—	$—	$7,874

Balances at December 31, 2004:
Investments—Short-term:
U.S. Government securities	$13,826	$—	$(81)	$13,745
State and local governments	57,925	—	—	57,925
Corporate debt securities	46,339	—	—	46,339

Total Investments – short-term	$118,090	$—	$(81)	$118,009

Investments—Long-term:
U.S. government securities	$150,797	$4	$(1,285)	$149,516
State and local governments	1,000	—	(14)	986
Corporate debt securities	171,461	—	(1,065)	170,396
Non-transferable warrants in a public company	9	—	—	9

Total investments – long-term	$323,267	$4	$(2,364)	$320,907

Investments – privately-held companies	$7,372	$—	$—	$7,372

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses of our short and long-term investments with unrealized losses (in thousands), aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2005 and December 31, 2004:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2005:
U.S. Government securities	$127,285	$(1,300)	$53,913	$(583)	$181,198	$(1,883)
State and local governments	—	—	984	(16)	984	(16)
Corporate debt securities	96,719	(1,125)	77,756	(417)	174,475	(1,542)

Total Investments	$224,004	$(2,425)	$132,653	$(1,016)	$356,657	$(3,441)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2004:
U.S. Government securities	$159,333	$(1,366)	$—	$—	$159,333	$(1,366)
State and local governments	987	(14)	—	—	987	(14)
Corporate debt securities	139,482	(902)	30,914	(163)	170,396	(1,065)

Total Investments	$299,802	$(2,282)	$30,914	$(163)	$330,716	$(2,445)

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Debt Securities

The Company’s short-term and long-term investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate debt securities, some of which are invested in auction rate securities. Investments are classified as short-term or long-term based on their original or remaining maturities and whether the securities represent the investment of funds available for current operations. Nearly all investments are held in the Company’s name at a limited number of major financial institutions. At March 31, 2005 and December 31, 2004, all of the Company’s investments were classified as available-for-sale and are carried at fair value based on quoted market prices at the end of the reporting period. With the exception of the non-transferable warrants identified below, unrealized gains and losses are recorded as a separate component of cumulative other comprehensive income in stockholder’s equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net. During the three months ended March 31, 2005, the Company recorded gross realized gains of less than $0.1 million and no gross realized losses on the disposal of investments. During the three months ended March 31, 2004, the Company recorded no gross realized gains or losses on the disposal of investments. The unrealized loss balances in U.S. government obligations and public corporate debt securities as of March 31, 2005 were primarily caused by interest rate increases. Because the Company has the ability and intent to hold these debt securities until a recovery of fair value, which may be until maturity, it does not consider these debt securities to be other-than-temporarily impaired at March 31, 2005.

The Company’s investment policy limits the concentration of its investments in debt securities to an unlimited amount of U.S. Government and U.S. Government Agencies, a maximum of 4% in a single issuer for all other corporate debt securities and a maximum of 10% in any single money market fund. The policy also limits the percent of the Company’s portfolio held in these instruments to a minimum of 20% in U.S. Government and U.S. Government Agencies and no more than 25% to 75% of other corporate debt instruments depending on the debt classification. All of the Company’s debt securities must be rated by both Standard and Poor’s and Moody’s and must have a high quality credit rating. Because of the nature of the Company’s investment policy, the Company does not monitor industry classification of the investments other than commercial bank issues. The Company is in compliance with its investment policy at March 31, 2005.

Non-transferable Warrants in a Public Company

Also included in long-term investments are less than $0.1 million at March 31, 2005 and December 31, 2004 related to non-transferable warrants to purchase common stock of a publicly traded company. These warrants have no readily available fair market value and if exercised would represent less than 1% of the outstanding common stock of this public company. The Company adjusts the carrying value of these warrants to fair value each period using the Black Scholes option pricing model. Any gains or losses on these warrants are recorded in the Condensed Consolidated Statements of Operations in “Gain/(loss) on Strategic Investments.” During each of the three month periods ended March 31, 2005 and 2004, the Company recorded losses totaling less than $0.1 million related to these warrants.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. The Company reviews these investments for impairment when events or changes in circumstances indicate that impairment may exist and makes appropriate reductions in carrying value, if necessary. The Company evaluates a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At March 31, 2005 and December 31, 2004, these investments had a carrying value of $7.9 million and $7.4 million, respectively. In the three months ended March 31, 2005, the Company made an additional investment of $0.5 million but did not make any additional write-downs of existing investments in privately held companies. In the three months ended March 31, 2004, the Company made no additions to or write-downs of existing investments in privately held companies. These investments are recorded in “Other assets” in the Condensed Consolidated Balance Sheets.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Pursuant to the Merger Agreement, Voyant shareholders received $109.2 million in cash. Approximately $12.9 million of the cash was placed into escrow to be held as security for losses incurred by the Company in the event of certain breaches of the representations and warranties covered in the Merger Agreement or certain other events. During the second quarter of 2004, the Company received $0.1 million from the escrow account related to certain working capital adjustments, reducing the purchase consideration from $125.5 million to $125.4 million. During the third quarter of 2004, the Company authorized the release of approximately $1.4 million of the escrow fund to the Voyant shareholders as certain prior sales tax liabilities of Voyant had been resolved. During the first quarter of 2005, the Company instructed the escrow agent to release approximately $4.5 million from the escrow fund to the Voyant shareholders upon the expiration of the escrow period and to retain approximately $6.4 million in the escrow fund to satisfy certain indemnification obligations of the Voyant shareholders. The Voyant shareholder representative has contested the holdback of such amount, and the Company is currently in discussions to resolve the matter with the Voyant shareholder representative. The remaining escrow amount will remain in escrow as security for sales tax liabilities.

Voyant shareholders may receive up to an additional $15 million of consideration in 2006, payable in cash or, at the Company’s option, in Polycom stock, based on the achievement of certain financial milestones relating to the sale of Voyant products. Any additional consideration paid to the Voyant shareholders would result in an increase in goodwill. In addition, upon completion of the Merger, options to acquire shares of Voyant common stock outstanding under the terms of the Voyant stock plans were assumed and converted into approximately 1.4 million options to acquire shares of Polycom common stock. If additional consideration is earned and the Company chooses to issue shares of Polycom stock in lieu of cash, the shares of the Company’s common stock issued pursuant to the Merger will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon the exemptions provided by Section 4(2) under the Securities Act.

Upon the acquisition, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date with the assistance of an independent appraisal. Voyant is reported as a part of the Company’s Network Systems and Services segments.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

In accordance with SFAS 142, goodwill originating from the Voyant acquisition will not be amortized. Purchased intangible assets are being amortized on a straight-line basis over a period of three months to eight years. In general, the goodwill is not deductible for tax purposes. For the three months ended March 31, 2005 and 2004, amortization associated with the purchased intangible assets totaled approximately $1.6 million and $2.0 million, respectively. The purchase price allocation presented in the table above was final on January 5, 2005, except for the resolution of certain earn-out contingency payments which would result in an increase in total consideration paid in the period the earn-out is achieved and a corresponding adjustment to goodwill.

Since January 5, 2004, the results of operations of Voyant have been included in the Company’s consolidated statements of operations.

Other Acquisitions

During the year ended December 31, 2001, the Company completed the acquisitions of PictureTel Corporation (“PictureTel”), a leader in visual collaboration, Atlanta Signal Processors, Inc. (“ASPI”), a manufacturer of voice products for the installed voice systems market, Circa Communications Ltd. (“Circa”), a leading developer of voice over internet protocol (VoIP) telephony products and Accord Networks Ltd. (“Accord”), a leading provider of next-generation, rich-media network products that enable Internet Protocol (IP) and other network voice and video communications in both the customer premises and service provider market. During the year ended December 31, 2002, the Company completed the acquisition of MeetU.com, Inc., (“MeetU”) a leading developer of web collaboration software. The PictureTel, ASPI, Circa and MeetU acquisitions were accounted for using the purchase method, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. In connection with the Circa acquisition, up to an additional 421,555 shares of Polycom common stock will be released from escrow upon the successful completion of certain revenue based earn-out thresholds. Any earn-out shares not released from escrow by December 31, 2010 will be cancelled.

14. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment (in thousands):

	Communications Segment	Network Systems Segment	Services Segment	Total
Balance at December 31, 2004	$250,157	$47,444	$54,971	$352,572
Less: Changes in fair value of assets acquired	—	(27)	(11)	(38)

Balance at March 31, 2005	$250,157	$47,417	$54,960	$352,534

The fair value adjustments to assets acquired during the three month period ended March 31, 2005 resulted from downward revisions to reserves based upon the payment of certain liabilities assumed in the Voyant acquisition.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents details of the Company’s total purchased intangible assets as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005			December 31, 2004
Purchased Intangible Assets	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Core and developed technology	$42,278	$(28,746)	$13,532	$42,278	$(27,336)	$14,942
Patents	14,068	(10,068)	4,000	14,068	(9,788)	4,280
Customer and partner relationships	24,425	(20,375)	4,050	24,425	(20,225)	4,200
Trade name	2,821	(384)	2,437	2,821	(328)	2,493
Other	2,400	(1,311)	1,089	2,400	(1,400)	1000

Total	$85,992	$(60,884)	$25,108	$85,992	$(59,077)	$26,915

In the fourth quarter of 2004, the Company completed its annual goodwill and purchased intangibles impairment tests outlined under SFAS 142 which requires the assessment of goodwill and purchased intangibles for impairment on an annual basis. The assessment of goodwill impairment was conducted by determining and comparing the fair value of the reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. The assessment of purchased intangibles impairment was conducted by comparing the fair value of the purchased intangible with its carrying amount as of that date. Based on the results of these impairment tests, the Company determined that its goodwill and purchased intangible assets were not impaired during 2004. The Company plans to conduct its annual impairment tests in the fourth quarter of every year, unless impairment indicators exist sooner.

The estimated future amortization expense of purchased intangible assets as of March 31, 2005 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2005	$4,910
2006	6,260
2007	5,760
2008	4,785
2009	825
Thereafter	1,650

Total	$24,190

15. ACQUISITION-RELATED COSTS AND LIABILITIES

For the three months ended March 31, 2005 and 2004, the Company recorded a charge to operations of less than $0.1 million and $0.8 million, respectively, for acquisition-related integration costs primarily related to the Voyant and PictureTel acquisitions. These charges include outside financial advisory, accounting, legal and consulting fees and other direct merger-related expenses. These charges include the cost of actions designed to improve the Company’s combined competitiveness, productivity and future profitability and primarily relate to the elimination of redundant and excess facilities and workforce in the Company’s combined businesses, and accounting and legal costs related to the liquidation of redundant facilities and legal entities.

The following table summarizes the status of the Company’s acquisition-related liabilities, restructuring and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits	Integration Costs, Merger Fees and Expenses
Balance at January 1, 2004	$25,687	$562	$153
Additions to the reserve	459	430	1,394
Release of reserve	(3,936)	(4)	—
Cash payments and other usage	(13,129)	(938)	(1,481)

Balance at December 31, 2004	9,081	50	66
Additions to the reserves	—	—	17
Cash payments and other usage	(3,637)	—	(45)

Balance at March 31, 2005	$5,444	$50	$38

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company had approximately $3.2 million and $3.5 million, at March 31, 2005 and December 31, 2004, respectively, of acquisition-related reserves classified as long-term liabilities. Approximately $2.3 million and $5.6 million, at March 31, 2005 and December 31, 2004, respectively, of acquisition-related reserves were classified as current liabilities.

Facility closings

In November 2003, the Company entered into a lease amendment for one of its facilities for which it had previously provided a restructuring reserve. The original term of this lease, which ended in 2014, was amended to allow the Company to exit the facility in various stages through 2008 in exchange for certain cash payments. As a result of the November 2003 amendment, the Company estimated that $7.2 million of the restructuring reserve would no longer be required; therefore in December 2003, this amount was released from the restructuring reserve and recorded as a reduction in goodwill. In June 2004, the Company entered into a termination agreement and related payment agreement for this facility which terminated the lease on all of the unoccupied space as of December 28, 2004. The agreement resulted in an overall reduction in the Company’s obligations and acceleration of the termination payments that were previously scheduled through 2008. In addition, as of December 31, 2004, the Company had an outstanding letter of credit which was secured by a line of credit in the amount of $3.1 million as security for the remaining termination payments that were paid in January 2005. As a result of these agreements, the Company estimated that approximately $3.9 million of the restructuring reserve would no longer be required; therefore in June 2004, this amount was released from the restructuring reserve and recorded as a reduction in goodwill.

Severance and related benefits

The Company assumed liabilities related to severance totaling $14.4 million from the acquisitions of PictureTel, ASPI, and MeetU, which were fully paid by the end of 2004. As a result of the Voyant acquisition, the Company assumed additional liabilities related to severance totaling $0.4 million, which will either be paid or released by June 30, 2005.

Integration Costs, Merger Fees and Expenses

Merger-related transaction and period expenses for the three month periods ended March 31, 2005 and 2004 of less than $ 0.1 million, and $0.8 million, respectively, principally consisted of financial advisory, accounting, legal and consulting fees, and other direct merger-related expenses incurred in the period.

16. RESTRUCTURING COSTS

During the year ended December 31, 2004, management approved a restructuring plan for the Network Systems segment. The resulting actions are intended to improve the overall cost structure of the Network Systems segment by focusing resources on strategic areas of the business, streamlining certain engineering efforts and reducing operating expenses. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge of approximately $1.4 million for the year ended December 31, 2004. These charges consisted of severance and other employee termination benefits related to workforce reductions which affected less than 3 percent of the Company’s employees worldwide. Final payments related to these charges will be completed by April 2005.

The following table summarizes the status of the Company’s restructure reserves (in thousands):

	Severance and Related Benefits	Equipment	Total
Balance at January 1, 2004	$130	$—	$130
Additions to the reserve	1,050	337	1,387
Cash payments and other usage	(1,159)	(337)	(1,496)

Balance at December 31, 2004	$21	—	$21
Additions to the reserve	—	—	—
Cash payments and other usage	(11)	—	(11)

Balance at March 31, 2005	$10	$—	$10

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

17. INCOME TAXES

The Company’s overall effective tax rate for the three months ended March 31, 2005 is 27.0%, which resulted in a provision for income taxes of $6.1 million. The overall effective tax rate for the three months ended March 31, 2004 was 47.5%, which resulted in a provision for income taxes of $3.0 million. The decrease in the effective tax rate was primarily the result of a decrease in purchased in-process research and development expense which is not deductible for tax purposes.

The Company is required to separately report its results from discontinued operations net of tax. This requires an intraperiod allocation of total tax expense between continuing operations and discontinued operations in accordance with the accounting rules. The Company’s tax rates may vary from quarter to quarter, depending on the results of operations. The Company’s continuing operations effective tax rate for the three months ended March 31, 2005 was 26.9%, which resulted in a corresponding provision for income tax of $6.0 million. The continuing operations effective tax rate for the three months ended March 31, 2004 was 48.3%, which resulted in a provision for income taxes of $2.9 million.

On October 22, 2004, the American Jobs Creation Act (the “Act”) was signed into law. The Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. The Company may elect to apply this provision to qualifying earnings repatriations in 2005. The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress or the Department of Treasury provides additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. Until that time, the Company will make no changes in its current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries. The range of possible amounts of unremitted earnings that the Company is considering for repatriation in 2005 under this provision is between zero and $120 million. The related potential range of income tax in 2005 is between zero and $13 million.

18. SHARE REPURCHASE PROGRAM

In June 2002 and August 2004, the Board of Directors approved plans to purchase up to 3.5 million shares and 10 million shares, respectively, of the Company’s common stock in the open market. As of March 31, 2005, the Company had purchased approximately 6.5 million shares in the open market, for cash of $100.4 million. These shares of common stock have been retired and reclassified as authorized and unissued. During the three months ended March 31, 2005, the Company purchased 1.5 million shares of its common stock in the open market for cash of $25.0 million. For the three months ended March 31, 2004, the Company did not purchase any shares. The Company may continue to purchase shares in the open market in the future. As of March 31, 2005, the Company had purchased all of the shares under the June 2002 repurchase plan and is authorized to purchase up to an additional 7 million shares under the August 2004 repurchase plan.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS, OPERATING COSTS AND EXPENSES AND OUR CHANNEL INVENTORY LEVELS, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “OTHER FACTORS AFFECTING FUTURE OPERATIONS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004.

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

On January 5, 2004, we completed our acquisition of Voyant Technologies, Inc., or Voyant, pursuant to the terms of an Agreement and Plan of Merger, or Merger Agreement, dated as of November 21, 2003. Voyant designs and delivers group voice communication solutions and is a part of our Network Systems and Services segments. Our consolidated financial results for the three months ended March 31, 2005 and 2004, include the Voyant acquisition, which is included in our consolidated financial position, results of operations and cash flows from January 5, 2004, the date of acquisition.

Revenues were $137.5 million for the three months ended March 31, 2005 as compared to $119.1 million for the three months ended March 31, 2004. The increase in revenues reflects increased sales of our communications and network system products, and to a lesser extent, increases in service revenues. In addition, during the three months ended March 31, 2005, we generated approximately $8.8 million in cash flow from operating activities. However, our total cash and cash equivalents only increased by approximately $0.4 million, primarily as a result of the net cash outlay of $25.0 million for purchases of our common stock and $4.1 million for purchases of property and equipment, which was more than offset by $16.2 million cash generated from sales and maturities of investments, net of purchases, operating activities of $8.8 million and $4.3 million from proceeds from employee and director stock option exercises and employee purchases of Polycom stock in connection with our stock purchase plan.

Competition that we face in the communications market is intense and, in particular, we noted a softening in our North American sales in the fourth quarter of 2004 and first quarter of 2005 and in Europe, Asia and Latin America in the first quarter of 2005. In addition, sales in Asia were approximately flat in the first quarter of 2005 as compared to the first quarter of 2004. Whether this softening was due to stiffer competition in the regions or due to other factors that are difficult to predict such as a reduction in federal spending or an economic slowdown, if such trend continues, our financial results may be adversely impacted.

Sales of some of our products have experienced seasonal fluctuations which have affected sequential growth rates for these products, particularly in our third and first quarters. For example, there is generally a slowdown for sales of our products in the European region in the third quarter of each year and sales to government entities typically slow in our fourth quarter and to a greater extent in our first quarter. In addition, sales of our video communications products have typically declined in the first quarter of the year compared to the fourth quarter of the prior year. Seasonal fluctuations could negatively affect our business, which could cause our operating results to fall short of anticipated results for such quarters, as they did in the first quarters of 2005 and 2003.

The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment. The discussion of our segment operating results is presented for the three month periods ended March 31, 2005 and 2004, including Voyant’s results of operations from January 5, 2004.

Results of Operations for the Three months Ended March 31, 2005 and 2004

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues:
Product revenues	89%	89%
Service revenues	11%	11%

Total revenues	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	34%	33%
Cost of service revenues as a % of service revenues	63%	72%

Total cost of revenues	37%	37%

Gross profit	63%	63%

Operating expenses:
Sales and marketing	25%	24%
Research and development	16%	18%
General and administrative	7%	7%
Acquisition-related costs	0%	1%
Amortization of purchased intangibles	1%	5%
Purchased in-process research and development	0%	4%
Restructuring costs	0%	0%

Total operating expenses	49%	59%

Operating income	14%	4%
Interest income, net	2%	1%
Gain (loss) on strategic investments	0%	0%
Other expense, net	0%	0%

Income from continuing operations before provision for income taxes	16%	5%
Provision for income taxes	4%	2%

Income from continuing operations	12%	3%

Income from discontinued operations, net of taxes	0%	0%
Gain from sale of discontinued operations, net of taxes	0%	0%

Net income	12%	3%

Revenues

        Total revenues for the three months ended March 31, 2005 were $137.5 million, an increase of $18.4 million, or 15%, over the same period of 2004. The increase was due in large part to increased sales of our video and voice communications and network system products, and to a lesser extent, increases in service revenues. Video communications revenues increased to $68.4 million for the three months ended March 31, 2005 from $62.9 million in the same period of 2004, primarily due to an increase in sales of our ViewStation/VSX product line including the VSX3000 and V500 products, which did not begin shipping until the second quarter of 2004. Voice communications revenues increased to $28.1 million for the three months ended March 31, 2005 from $22.3 million in the same period of 2004, primarily as a result of increases in sales volumes of our Voice-over-IP and Vortex products. Revenues from our Network Systems products for the three months ended March 31, 2005 increased to $25.6 million for the three months ended March 31, 2005 from $21.4 million in the same period of 2004, due primarily to increases in our audio network system and video network system revenues. Services revenues increased to $15.4 million for the three months ended March 31, 2005 from $12.5 million in the same period of 2004, primarily due to increased network system and video services, which were partially offset by decreases in iPower-related services.

International sales, or revenues outside of the U.S. and Canada, accounted for 43% and 46% of total revenues for the three months ended March 31, 2005 and 2004, respectively. On a regional basis, North America, Europe, and Latin America revenues increased 22%, 13% and 28%, respectively, for the three months ended March 31, 2005 as compared to the same period in 2004. Asia revenues were approximately flat during the three months ended March 31, 2005 as compared to the same period in 2004. North America revenues increased as a result of increased revenues in the Communications segment, including increases in voice and video communication product revenues, and increased revenues in the Network Systems and Services segments. Europe revenues increased primarily as a result of increased revenues in the Communications segment. The increased revenues in the Communications segment were primarily a result of increases in video communications product revenues and, to a lesser extent, increases in voice communication product revenues. Latin America revenues increased primarily as a result of increased revenues in the Communications and Network Systems segments. The increased revenues in the Communications segment were a result of increases in both the video communications and voice communication product revenues. Increases in Asia Pacific’s Service segment were offset by decreases in both the Communications and Network Systems segments. The decreased revenues in the Communications segment were a result of decreases in video communications product revenues, which were partially offset by increases in voice communication product revenues.

We anticipate that international sales will continue to account for a significant portion of total revenues for the foreseeable future, and we plan to continue our expansion in Asia Pacific and Europe. International sales, however, are subject to certain inherent risks, including potential economic weakness in international markets, political instability, any adverse economic impact of terrorist attacks and incidents and any military response to those attacks, war or other hostilities, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in staffing and managing foreign operations, longer payment cycles, and difficulty in collecting accounts receivable. Significant adverse changes in currency exchange rates, as happened in the European market in 2000 and in the Asian market in late 1997, could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country. Additionally, international revenues may fluctuate as a percentage of total revenues in the future as we introduce new products since we expect to initially introduce these products in North America, and also, because of the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, especially in our core European markets of France, Germany and the United Kingdom, our business could be harmed. For example, revenues in Asia decreased sequentially in the third quarter of 2004 as compared to the second quarter of 2004 and revenues in Europe and Asia decreased sequentially in the first quarter of 2005 as compared to the fourth quarter of 2004 and in the second quarter of 2004 as compared to the first quarter of 2004. We cannot make assurances that we will be able to maintain or increase international market demand for our products. Additionally, to date, a substantial majority of our international sales have been denominated in U.S. currency. However, we may move to international sales being denominated in local currencies in the future and, as a result, these transactions would be subject to currency fluctuation impacts which could adversely affect our financial results.

No one customer accounted for more than 10% of our total net revenues or our Services segment revenues for the three months ended March 31, 2005 and 2004. For the three months ended March 31, 2005, our Communications segment had one customer that represented approximately 12% of Communications segment product revenues. This customer is a channel partner, and we believe it is unlikely that the loss of this or any other channel partner would have a material adverse affect on consolidated revenues as we believe end-users would likely purchase our communications products from a different channel partner. No one customer accounted for more than 10% of our Communications segment revenues for the three months ended March 31, 2004. For the three months ended March 31, 2005, our Network Systems segment had one customer that represented approximately 14% of Network Systems segment product revenues. This customer is an end user of our audio network products, a product line resulting from the Voyant acquisition, and the revenues in this segment from end users are subject to more variability than our segment revenues from our reseller customers. The loss of one or more of the audio network system customers in the Network Systems segment could have a material impact on our consolidated revenues. For the three months ended March 31, 2004, no one customer accounted for more than 10% of our Network Systems segment revenues.

In January 2005, we made a change to our co-op marketing program that we provide to our channel partners that will generally result in co-op funds being treated as a marketing expense rather than as a revenue reduction as it was previously. This change has affected how our partners utilize and claim credit for eligible marketing activities and is intended to better leverage our collective marketing efforts. As a result of this change, revenues, gross profit and marketing expenses increased during the three months ended March 31, 2005 by $2.3 million that would have previously been reported as a reduction of revenues. This change had no effect on our net income or cash flows. For the three months ended March 31, 2004, we recorded approximately $2.3 million for co-op marketing programs as a reduction of revenues. Had the co-op marketing program changes been in effect for the three months ended March 31, 2004, revenues, gross profit and marketing expenses would have increased by approximately that amount.

As our business has grown, we have become increasingly exposed to adverse changes in general economic conditions which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, deferral or delay of purchase commitments for our products and increased competition. These factors adversely impacted our operating results in 2001, 2002 and 2003. While there has been some improvement in technology spending and the global economy, constraints in technology capital spending still exist and could have an adverse impact during the remainder of 2005. In addition, in the fourth quarter of 2004 and first quarter of 2005, we experienced sequential decreases in absolute dollars in revenues from U.S. government entities and, in the first quarter of 2003, we noted a greater decrease in revenue from products with higher average selling prices, such as our network systems products. Any recurrence of these events during the remainder of 2005 could have a similar effect.

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

In 2004, we launched several new product offerings. While we believe we have taken the appropriate measures to educate and train our channel partners, there is a risk that the launch of these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any product until they determine if these new products are more desirable products than our existing products. Such delays in purchases of these new products could adversely affect our revenues, gross margins and operating results. We intend to continue to introduce new products, such as our VSX product family, V500, SoundStation 2, SoundStation 2W, PVX, Voice Video Interface Unit (V2IU), QSX and ReadiSeries products. In addition, weakness in the end-user market for any of our products could negatively affect the revenue and cash flow of our channel partners who could, in turn, delay orders and delay paying their obligations to us. This could harm our revenues, profitability, financial condition and cash flow. As a result of changes in sales management and our sales organization, we implemented changes to our partner strategy in North America and plan to continue to implement changes internationally to our channel partner strategy and contracts which may continue to result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with even more direct interaction between us and end-user customers. These changes may cause additional disruptions in our channels and negatively impact revenue growth in the near term. In addition, the acquisition of Voyant added an additional level of complexity to our operations, as a result of their direct sales strategy to service provider customers as we have traditionally fulfilled product orders through a channel partner strategy, and as a result have less experience selling to end user customers, including service provider customers. We may not obtain the revenue synergies we are anticipating as Voyant has a revenue concentration with a few large customers and the loss of one or more of these customers could negatively impact our revenues. We have also recently integrated the Voyant sales team into our worldwide sales organization and made changes in sales management which may cause disruptions in the business and negatively impact revenues in the near term. In addition, the majority of Voyant’s orders are received in the last month of a quarter, typically the last few weeks of that quarter, and thus the unpredictability of the receipt of these orders could negatively impact our future results.

We typically ship products within a short time after we receive an order, and, therefore backlog has not been a good indicator of future revenues. Revenues for any particular quarter are difficult to predict with any degree of certainty. As of March 31, 2005, we had $23.9 million of order backlog as compared to $27.6 million at March 31, 2004. We include in backlog open product orders which we expect to ship or services which we expect to bill and record revenue for in the following quarter. Once billed, unrecorded service revenue is included in deferred revenue. In the second and third quarters of 2004, we ended the quarter with a more significant amount of order backlog than our historical experience, principally as a result of our new channel strategy, the establishment of product lead times to maximize our inventory efficiency, our acquisition of Voyant in the first quarter of 2004, and our focus on operational efficiencies in the logistics area. We believe that the current level of backlog could continue to fluctuate. Further, we believe it is unlikely that we will grow to those levels of backlog in future quarters, which is dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly, increased deferred revenue associated with our VSX products and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline from current levels.

Cost of Revenues

	Three Months Ended
$ in thousands	March 31, 2005	March 31, 2004	Increase (Decrease)
Product Cost of Revenues	$41,382	$35,063	18%
% of Product Revenues	34%	33%	1	pt
Service Cost of Revenues	$9,625	$9,064	6%
% of Service Revenues	63%	72%	(9	)pts
Total Cost of Revenues	$51,007	$44,127	16%
% of Total Revenues	37%	37%	0	pts

Cost of Product Revenues

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization costs, tooling depreciation, warranty expense, freight expense, royalty payments and an allocation of overhead expenses, including facilities and IT costs. Generally, network systems products have a higher gross margin than our communication products. Product gross margins for the three months ended March 31, 2005, decreased for our video communication and network systems products and increased for our voice communication products as compared to the comparable period in the prior year. The decrease in video gross margins was primarily a result of the change in mix toward lower margin products versus the comparable period in the prior year. Network systems gross margins were positively impacted by an increase in sales volume over the prior year which was offset by a shift in mix to lower margin systems. The increase in voice margins was due to improved product mix and lower freight costs versus the comparable period in the prior year. Product gross margins were favorably impacted by 0.6 percentage points for the three months ended March 31, 2005 as a result of the sale of previously written off inventory. Product gross margins for the three months ended March 31, 2004 were favorably impacted by 0.7 percentage points as a result of the recognition of previously deferred revenue associated with the availability of our H.264 software upgrade released during the quarter.

Cost of Service Revenues

Cost of service revenues consists primarily of material and direct labor, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our product gross margins. Overall, service gross margins increased for the three months ended March 31, 2005, as compared to the comparable period in the prior year, as a result of revenue increasing at a faster pace than relatively fixed service costs.

Forecasting future gross margin percentages is difficult, and there are a number of risks associated with maintaining our current gross margin levels. For example, uncertainties surrounding revenue levels and related production level variances, competition, changes in technology, changes in product mix, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs and timing of sales over the next few quarters can cause our cost of revenues percentage to vary significantly. In addition, with improvement in the economy, we may experience higher prices on commodity components that are included in our products, such as the cost increases for memory devices used in many of our products we experienced in 2004. Further, in late 2003 we began including one year of service with some of our video products which has lowered our gross margins for those products as a result of allocating a portion of our product revenue to deferred service revenue. However, service gross margins will be favorably impacted when the deferred revenue is recorded as revenue. In addition, most, if not all of our future products may also have one year of service included with the product, thereby potentially impacting product gross margins negatively, depending on the pricing model we establish for those products. Additionally, our iPower products, VoIP products and other desktop products have significantly higher costs of revenues than our network systems, ViewStation, VSX and SoundStation products. Accordingly, any significant revenue growth in our iPower, VoIP and other desktop products, or a decline in revenue associated with network systems, ViewStation and SoundStation products will have a negative effect on our gross margins. Also, we may reduce prices on our products in the future for competitive reasons, as a result of a difficult economy, or to stimulate demand, such as occurred in the first quarter of 2003 with certain SoundStation products, which could increase our cost of revenues percentage. There is the risk that any of these potential price reductions would not offset competitive pressures or stimulate demand. In addition, cost variances associated with the manufacturing ramp of new products, or the write-off of initial inventory purchases due to product launch delays or the lack of market acceptance of our new products such as our VSX product family, V500, SoundStation 2, SoundStation 2W, PVX, V2IU, QSX and ReadiSeries products or any other new product under development could occur, which would increase our cost of revenues percentage in any quarter. In addition to the uncertainties listed above, cost of revenues as a percentage of revenues may increase due to a change in our mix of distribution channels and the mix of international versus North American revenues.

Sales and Marketing Expenses

	Three Months Ended
$ in thousands	March 31, 2005	March 31, 2004	Increase
Expenses	$34,215	$28,446	20%
% of Total Revenues	25%	24%	1	pt

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, advertising and promotional expenses, product marketing, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct marketing expenses, are not allocated to our segments. Additionally, in January 2005, we made a change to our co-op marketing program that we provide to our channel partners that resulted in the co-op marketing funds generally being treated as a marketing expense rather than as a revenue reduction as it was previously. This change has affected how our partners utilize and claim credit for eligible marketing activities and is intended to better leverage our collective marketing efforts. As a result of this change, revenues, gross profit and marketing expenses each increased during the three months ended March 31, 2005 by $2.3 million that would have previously been a reduction of revenues. For the three months ended March, 31 2004, we recorded approximately $2.3 million for co-op marketing programs as a reduction of revenues. Had the co-op marketing program changes been in effect for the three months ended March 31, 2004, revenues, gross profit and marketing expenses would have increased by approximately that amount. Net of the effect of the co-op marketing change, sales and marketing expense as a percentage of revenue was essentially flat for the three months ended March 31, 2005 as compared to the comparable period in 2004. The increase in absolute dollars in the three months ended March 31, 2005 over the same period last year was due primarily to an increase in sales commissions as a result of improved sales volume, the change to our co-op marketing program discussed above and, to a lesser extent, due to an increase in our sales headcount due to overall expansion of our sales effort.

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

Research and Development Expenses

	Three Months Ended
$ in thousands	March 31, 2005	March 31, 2004	(Decrease)
Expenses	$21,842	$22,026	(1)%
% of Revenues	16%	18%	(2	) pts

Research and development expenses are expensed as incurred and consist primarily of compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. The decrease in research and development expenses as a percentage of revenues for the three months ended March 31, 2005, as compared to the comparable period in 2004 is due to the increase in revenues over the same period last year. The slight decrease in absolute dollars for the three months ended March 31, 2005 over the same period last year was primarily due to decreased headcount and headcount-related expenses. Decreases in research and development expenses occurred for the network systems product line in the three months ended March 31, 2005 as compared to the same period in the prior year, while research and development expenses increased for the voice product line and remained relatively flat for the video and service product lines.

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

General and Administrative Expenses

	Three Months Ended
$ in thousands	March 31, 2005	March 31, 2004	Increase
Expenses	$8,991	$8,066	11%
% of Revenues	7%	7%	0	pt

General and administrative expenses consist primarily of compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments. As a percentage of revenues, general and administrative expenses remained flat for the three months ended March 31, 2005 as compared to the comparable period in 2004, due to the increase in revenues versus the year ago period. The increase in spending in absolute dollars in general and administrative in the three months ended March 31, 2005 over the comparable period in the prior year was primarily the result of higher costs associated with increased infrastructure costs and outside services, including increased costs associated with recruiting fees and increased audit and other fees related to new regulatory requirements. This was partially offset by decreased legal fees and insurance costs. For the three months ended March 31, 2005 the increase in infrastructure costs and outside services accounted for $0.9 million of the increase, which was partially offset by decreases of $0.3 million in legal expense. The remaining change related to numerous smaller items.

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

Acquisition-Related Costs

For the three months ended March 31, 2005 and 2004, we recorded a charge to operations of less than $0.1 million and $0.8 million, respectively, for acquisition-related integration costs primarily related to the Voyant and PictureTel acquisitions. These charges include outside financial advisory, accounting, legal and consulting fees and other direct merger-related expenses. These charges include the cost of actions designed to improve our combined competitiveness, productivity and future profitability and primarily relate to the elimination of redundant and excess facilities and workforce in our combined businesses, and accounting and legal costs related to the liquidation of redundant facilities and legal entities. If we acquire additional businesses in the future, we may incur material acquisition expenses related to these transactions.

Amortization of Purchased Intangibles

In the three months ended March 31, 2005 and 2004, we recorded $1.8 million and $6.4 million, respectively, in amortization of purchased intangibles related to the PictureTel, Circa, ASPI, MeetU and Voyant acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives which range from several months to eight years. The decrease in absolute dollars for the three months ended March 31, 2005 as compared to 2004 is due to the purchased intangibles related to PictureTel, Circa and ASPI becoming fully amortized as of December 31, 2004.

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

Litigation Reserves and Payments

In the first quarter of 2005 we released a reserve that was recorded in the third quarter of 2004 related to a tentative settlement of one employment claim.

Interest Income, Net

Interest income, net, consists of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts and imputed interest expense related to the present value of costs associated with closing facilities as part of the PictureTel acquisition and related integration plan. Imputed interest expense for the three months ended March 31, 2005 and 2004 was $0.1 million and $0.5 million, respectively. Interest income, net of interest expense, was $2.7 million and $1.7 million for the three months ended March 31, 2005 and 2004, respectively. Interest income increased for the three months ended March 31, 2005 over the comparable period in the prior year primarily due to higher average investment returns as well as lower average cash and investment balances in the first quarter of 2004 due to the purchase of Voyant in January 2004. Average interest rate returns on our cash and investments were 2.33% in the first quarter of 2005 compared to 1.75%, for the first quarter of 2004. Interest income, net could fluctuate for the remainder of 2005 due to movement in our cash balances and changes in interest rates in 2005 related to monetary policy actions, if any, taken by the United States Federal Reserve Board.

Gain (Loss) on Strategic Investments

For strategic reasons, we have made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. We evaluate a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At March 31, 2005 and December 31, 2004, these investments had a carrying value of $7.9 million and $7.4 million, respectively. In the three months ended March 31, 2005, we made a $0.5 million investment in a privately held company and did not record any write-downs of existing investments in privately held companies. In the three months ended March 31, 2004, we did not make any additional investments or write-downs of our existing investments in privately held companies. These investments are recorded in “Other assets” in our condensed consolidated balance sheets.

Also included in long-term investments are non-transferable warrants to purchase common stock of a publicly traded company. We view these warrants as part of our strategic investments. These warrants have no readily available fair market value and if exercised would represent less than 1% of the outstanding common stock of this public company. We adjust the carrying value of these warrants to fair value each period using the Black Scholes option pricing model. Any gains or losses on these warrants are recorded in the Condensed Consolidated Statements of Operations in “Loss on Strategic Investments.” During each of the three month periods ended March 31, 2005 and 2004, the Company recorded losses totaling less than $0.1 million related to these warrants. The loss for the three months ended March 31, 2004 was more than offset by a partial payment received as a result of the acquisition of one of our previously written off investments in a private company, resulting in an overall gain for the period of less than $0.1 million.

Provision for Income Taxes

Our overall effective tax rate for the three months ended March 31, 2005 is 27.0%, which resulted in a provision for income taxes of $6.1 million. The overall effective tax rate for the three months ended March 31, 2004 was 47.5%, which resulted in a provision for income taxes of $3.0 million. The decrease in the effective tax rate was primarily the result of a decrease in purchased in-process research and development expense, which is not deductible for tax purposes.

We are required to separately report our results from discontinued operations net of tax. To do this requires an intraperiod allocation of total tax expense between continuing operations and discontinued operations in accordance with the accounting rules. Our tax rates may vary from quarter to quarter, depending on the results of operations. Our continuing operations effective tax rate for the three months ended March 31, 2005 was 26.9%, which resulted in a corresponding provision for income tax of $6.0 million. The continuing operations effective tax rate for the three months ended March 31, 2004 was 48.3%, which resulted in a provision for income taxes of $2.9 million.

On October 22, 2004, the American Jobs Creation Act (the “Act”) was signed into law. The Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. We may elect to apply this provision to qualifying earnings repatriations in 2005. We have started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Department of Treasury provides additional clarifying language on key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. Until that time, we will make no changes in our current intention to indefinitely reinvest accumulated earnings of our foreign subsidiaries. The range of possible amounts of unremitted earnings that we are considering for repatriation in 2005 under this provision is between zero and $120 million. The related potential range of income tax in 2005 is between zero and $13 million, which would adversely impact our earnings this year.

Segment Information

A description of our products and services, as well as quarter-to-date financial data, for each segment can be found in Note 10 to the Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three months ended March 31, 2005 and 2004.

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

Communications

	Three Months Ended		Increase
$ in thousands	March 31, 2005	March 31, 2004
Revenue	$96,524	$85,163	13%
Contribution margin	$47,856	$41,759	15%
Contribution margin as % of communication revenues	50%	49%	1	pt

Revenues from our Communications segment for the three months ended March 31, 2005 increased 13% over the same period of 2004, due to increased sales volumes of both our video and voice communications products. Video communications revenues, which accounted for 6 percentage points of the overall increase, increased to $68.4 million for the three months ended March 31, 2005 from $62.9 million in the same period of 2004, primarily due to an increase in sales volumes of our ViewStation/VSX product line, including the VSX3000 and V500 which were first sold in the second quarter of 2004. Voice communications revenues, which accounted for 7 percentage points of the overall increase, increased to $28.1 million for the three months ended March 31, 2005 from $22.3 million in the same period of 2004, primarily as a result of increases in sales volumes of our Voice-over-IP products and Vortex products. International revenues, or revenues outside of the U.S. and Canada, accounted for 47% and 50% of total Communication revenues for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005, our Communications segment had one customer that represented approximately 12% of Communications segment product revenues. This customer is a channel partner, and we believe it is unlikely that the loss of this or any other channel partner would have a material adverse affect on consolidated revenues as we believe end-users would likely purchase our communications products from a different channel partner. No one customer accounted for more than 10% of our Communications segment revenues for the three months ended March 31, 2004.

The increase in contribution margin is due to higher gross margins on voice communication products as well as decreases in both video and voice communications direct engineering spending as a percentage of revenues. This was slightly offset by lower gross margins for video communication products. Gross margins improved for the three months ended March 31, 2005 as compared to the same period in 2004 in the voice communications segment due to increased revenues and product mix. Gross margins decreased in the three months ended March 31, 2005 as compared to the same period in 2004 on video communications products due to product mix, partially offset by increased revenues. Direct marketing and engineering spending in the Communications segment will fluctuate from quarter to quarter depending upon the timing of product launches and marketing programs.

Network Systems

	Three Months Ended		Increase
$ in thousands	March 31, 2005	March 31, 2004
Revenue	$25,593	$21,442	19%
Contribution margin	$9,340	$5,799	61%
Contribution margin as % of network systems revenues	37%	27%	10	pts

Revenues from our Network Systems segment for the three months ended March 31, 2005 increased 19% over the same period of 2004, due primarily to increased sales volumes of our audio network systems and of our video systems. International revenues, or revenues outside of the U.S. and Canada, accounted for 33% and 40% of total Network Systems revenues for the three months ended March 31, 2005 and 2004, respectively. The decrease in international Network Systems revenues as a percentage of Network Systems revenues for the three months ended March 31, 2005 as compared to the same period in 2004 is due primarily to the increase in video network system revenues in North America as well as increases in our audio network system revenues which are predominately in North America. For the three months ended March 31, 2005, our Network Systems segment had one customer that represented approximately 14% of Network Systems segment product revenues. This customer is an end user of our audio network products, a product line resulting from the Voyant acquisition, and the revenues in this segment from end users are subject to more variability than our segment revenues from our reseller customers. The loss of one or more of the audio network system customers in the Network Systems segment could have a material impact on our consolidated revenues. For the three months ended March 31, 2004, no one customer accounted for more than 10% of our Network Systems segment revenues.

The increase in contribution margin is due primarily to increased revenues and decreased engineering and marketing expenses primarily associated with audio network systems. These increases were offset by decreases in gross margins due to unfavorable mix.

Services

	Three Months Ended
$ in thousands	March 31, 2005	March 31, 2004	Increase
Revenue	$15,401	$12,542	23%
Contribution margin	$4,666	$2,527	85%
Contribution margin as % of services revenues	30%	20%	10	pts

Revenues from our Services segment for the three months ended March 31, 2005 increased 23% over the same period of 2004, due primarily to increased network system and video services, which were partially offset by decreases in iPower-related services.

International revenues, or revenues outside of the U.S. and Canada, accounted for 31% and 30% of total Service revenues for the three months ended March 31, 2005 and 2004, respectively. No one customer accounted for more than 10% of our total revenues for our Services segment for the three months ended March 31, 2005 and 2004.

Overall, service gross margins increased for the three months ended March 31, 2005, as compared to the comparable period in the prior year, as a result of revenue increasing at a faster pace than relatively fixed service costs. The increase in contribution margin is due primarily to increased gross margins more than offsetting increases in operating expenses.

Liquidity and Capital Resources

As of March 31, 2005, our principal sources of liquidity included cash and cash equivalents of $96.7 million, short-term investments of $84.7 million and long-term investments of $336.7 million. Short-term and long-term investments consisted primarily of U.S. government securities, state and local government securities and corporate debt securities. See Note 12 of Notes to Condensed Consolidated Financial Statements. In addition, we have a $25.0 million line of credit with a bank which was unused at March 31, 2005; however, we do have outstanding letters of credit totaling approximately $1.4 million of which $1.3 million are secured by this line of credit.

We generated cash from operating activities totaling $8.8 million in the three months ended March 31, 2005, compared with $18.6 million in the comparable period of 2004. The decrease in cash provided from operating activities for the three months ended March 31, 2005 versus the comparable period of 2004 was due primarily to increases in accounts receivable and inventories as well as a larger decrease in other accrued liabilities. Offsetting these negative effects were increased net income and non-cash expenses, a smaller decrease in accounts payable and a larger increase in taxes payable.

The total net change in cash and cash equivalents for the three months ended March 31, 2005 was an increase of $0.4 million. The primary sources of cash during this period were $8.8 million from operating activities, $4.3 million associated with the exercise of stock options and purchases under the employee stock purchase plan and $16.2 million of sales and maturities of investments, net of purchases. The primary uses of cash during this period were $25.0 million for the purchase of our common stock and $4.1 million for purchases of property and equipment. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses (such as depreciation, amortization, inventory write-downs for excess and obsolescence, gain from sale of discontinued operations, amortization of unearned stock-based compensation, loss on strategic investments, and loss on disposals of property and equipment), reductions in prepaid expenses and net increases in taxes payable. Offsetting the positive effect of these items were net increases in trade receivables and inventories and net decreases in accounts payable and other accrued liabilities. DSOs increased from 32 days at March 31, 2004 to 46 days at March 31, 2005. This increase in DSO was due primarily to a revenue linearity shift in the last month of the quarter and longer payment terms for service providers and government entities from 30 to 45 and 60 days, respectively. We expect that DSO will continue to increase in 2005 as compared to 2004 primarily as a result of fluctuations in revenue linearity and the longer payment terms for service providers and government entities. We expect that DSO will also increase in 2005 versus 2004, due to a lesser extent to the decrease in co-op marketing reserves as a result of co-op marketing funds no longer being recorded as a reduction of trade receivables but rather recorded in other accrued liabilities. The increase in DSO as a result of the co-op marketing change will not have an effect on our net income or cash flows. . Inventory turns decreased from 6.6 turns at March 31, 2004 to 5.7 turns at March 31, 2005. There is no assurance that the current level of inventory turns will be maintained and in all likelihood inventory turns will fluctuate as we continue to shorten lead times and reduce air freight costs.

On January 5, 2004, we completed our acquisition of Voyant. We paid $109.2 million in cash to the Voyant shareholders in connection with this acquisition. Approximately $12.9 million of the cash was placed into escrow to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties covered in the Merger Agreement or certain other events. During the second quarter of 2004, the Company received $0.1 million from the escrow account related to certain working capital adjustments, reducing the purchase consideration from $125.5 million to $125.4 million. During the third quarter of 2004, we authorized the release of approximately $1.4 million of the escrow fund to the Voyant shareholders as certain prior sales tax liabilities had been resolved. During the first quarter of 2005, the Company instructed the escrow agent to release approximately $4.5 million from the escrow fund to the Voyant shareholders upon the expiration of the escrow period and to retain approximately $6.4 million in the escrow fund to satisfy certain indemnification obligations of the Voyant shareholders. The Voyant shareholder representative has contested the holdback of such amount, and the Company is currently in discussions to resolve the matter with the Voyant shareholder representative. The remaining escrow amount will remain in escrow as security for sales tax liabilities.

Voyant shareholders may receive up to an additional $15 million of consideration in 2006, payable in cash or, at our option, in Polycom stock, based on the achievement of certain financial milestones relating to the sale of Voyant products. Voyant’s results of operations have been included in our results of operations beginning January 5, 2004.

In June 2002 and August 2004, the Board of Directors approved plans to purchase up to 3.5 million shares and 10 million shares, respectively, of the Company’s common stock in the open market. As of March 31, 2005, we had repurchased approximately 6,473,000 shares in the open market, for cash of $100.4 million. These shares of common stock have been retired and reclassified as authorized and unissued. During the three months ended March 31, 2005 we purchased 1.5 million shares of our common stock in the open market for cash of $25.0 million. During the three months ended March 31, 2004 we did not purchase any of our common stock. We may continue to purchase shares in the open market. As of March 31, 2005, we had purchased all of the approved shares under the June 2002 repurchase plan and are authorized to purchase up to an additional 7.0 million shares under the August 2004 repurchase plan through August 2006. During the remainder of 2005, we intend to continue to purchase shares under our current board authorization, and we may seek and obtain approval from our Board of Directors to purchase an additional number of shares.

At March 31, 2005, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $55.3 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our condensed consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit to secure the leases on some of our offices. These letters of credit total approximately $1.4 million and are secured by our credit facilities or cash deposits with our banks.

The table set forth below shows, as of March 31, 2005, the future minimum lease payments, net of estimated sublease income of $9.3 million through June 2008, due under our current lease obligations. If any of these subleases were to be terminated, or if the tenant defaulted on payment, our operating results and overall cash flows would be negatively impacted. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of March 31, 2005 are as follows (in thousands):

Year ending March 31,	Gross Minimum Lease Payments	Estimated Sublease Receipts	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long- Term Liabilities	Purchase Commitments
Remainder of 2005	$12,574	$(2,333)	$10,241	$3,214	$—	$55,306
2006	16,212	(3,049)	13,163	4,164	1,989	—
2007	11,792	(2,729)	9,063	3,018	1,783	—
2008	6,785	(1,177)	5,608	1,407	329	—
2009	5,166	—	5,166	1,289	54	—
Thereafter	16,035	—	16,035	3,764	6,586	—

Total payments	$68,564	$(9,288)	$59,276	$16,856	$10,741	$55,306

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

Off-Balance Sheet Arrangements

As of March 31, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Revenue Recognition and Product Returns

We recognize revenue, including freight charged to customers, in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” Statement of Financial Accounting Standards, or SFAS, No. 48, “Revenue Recognition When Right of Return Exists”, EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” and the AICPA Statement of Position No. 97-2, or SOP 97-2, “Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Under these guidelines, we recognize revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable, and payment is reasonably assured. We accrue for sales returns, and other allowances as a reduction to revenues upon shipment based upon our contractual obligations and historical experience. Co-op marketing funds are accounted for in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”. Under these guidelines, we accrue for co-op marketing funds as a marketing expense if we receive an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received, otherwise it is recorded as a reduction to revenues. Additionally, we recognize extended service revenue on our hardware and software products as the service is performed.

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

Deferred and Refundable Taxes

We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of March 31, 2005, we have $70.1 million in net deferred tax assets. In order to fully utilize these deferred tax assets we need to generate sufficient amounts of future U.S. taxable income. We believe based upon our financial projections that it is more likely than not that we will generate sufficient future taxable income to utilize these assets and therefore, as of March 31, 2005, we have not established a valuation allowance against these assets.

Fair Value of Assets Acquired and Liabilities Assumed in Purchase Combinations

The purchase combinations completed require us to identify and estimate the fair value of the assets acquired, including intangible assets other than goodwill, and liabilities assumed in the combinations. These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. For example, in the PictureTel acquisition, we identified vacated or redundant facilities that we intended to sublease or negotiate a lease termination settlement. For all material acquisitions, the allocation period, as defined in Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”, has been completed. Therefore, if actual costs exceed our estimates these charges would be recognized in our consolidated statements of operations. If actual costs are less than our estimates, these charges would continue to be recognized as an adjustment to goodwill.

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

During the fourth quarter of 2004, we completed our annual goodwill and purchased intangibles impairment tests. The assessment of goodwill impairment was conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. The assessment of purchased intangibles impairment was conducted by comparing the fair value of the purchased intangible with its carrying amount as of that date. Based on the results of these impairment tests, we determined that our goodwill assets and purchased intangible assets were not impaired as of December 31, 2004. We plan to conduct our annual impairment tests in the fourth quarter of every year, unless impairment indicators exist sooner. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill and purchased intangible impairment tests.

Non-marketable Securities

We periodically make strategic investments in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. These investments had a carrying value of $7.9 million as of March 31, 2005, and have been permanently written down a total of $12.5 million from original cost.

OTHER FACTORS AFFECTING FUTURE OPERATIONS

INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OR ALL OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE SIGNIFICANTLY DUE TO ANY OF THESE RISKS, AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. IN ASSESSING THESE RISKS, INVESTORS SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

Our quarterly operating results may fluctuate significantly and are not a good indicator of future performance.

Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control. These factors include:

•	fluctuations in demand for our products and services, in part due to the changing global economic environment but also as a result of increased competition due to new competitors entering the market, as we have seen in Asia across all product lines and globally with respect to video and network systems product lines, or the development of new partnerships, such as the recently announced relationships between Tandberg and Cisco as well as Sony and Cisco;

•	the prices and performance of our products and those of our existing or potential new competitors, which can change rapidly due to technological innovations, such as the introduction of high definition technology in video;

•	recent changes to our channel partner programs, such as our co-op marketing program, may not be favorably received by our partners and could result in our channel partners adding our competitors’ products to their portfolio, delaying advertising or sales of our products or shifting emphasis to selling our competitors’ products, which would negatively impact revenue growth in the near term;

•	changes to our channel partner contracts in Europe, Asia Pacific and Latin America, which could result in a change in the number and mix of channel partners, a smaller number of channel partners, and the same channel upset already experienced in North America;

•	changes in our sales management and sales organization, including the addition of sales headcount to achieve increased sales coverage, which could result in disruptions among our channel partners and/or increased investments in our sales organization without the resulting revenue increases;

•	difficult general economic conditions in North America or other regions of the world, as was the case with the global economic uncertainty and downturn in technology spending in 2002 and 2003, and specific economic conditions prevailing in the communications industry and other technology industries;

•	unpredictable fluctuations in general and administrative costs associated with complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and in evaluating our internal control over financial reporting and associated with litigation matters that we may become involved with from time to time;

•	the adoption of the new accounting pronouncement, SFAS 123R, “Share-Based Payments” that will require us to record compensation expense for shares issued under our stock plans beginning in the first quarter of 2006 will have a material impact on our results of operations;

•	the tax impact of recent accounting pronouncements and tax legislation, such as SFAS 123R, “Share-Based Payments,” the American Jobs Creation Act and recent Internal Revenue Service cost sharing regulations, could have a material impact on our results of operations depending upon the tax elections made by us;

•	market acceptance and transition of new product introductions, including the VSX product family, V500, SoundStation2, SoundStation 2W, PVX software, V2IU, QSX, and ReadiSeries and new products and product enhancements, such as high definition video technology, that are introduced in the future by us or our existing or potential new competitors, which may include various smaller and early stage companies;

•	the shift in sales mix of products we sell to lower margin products;

•	slowing sales by our channel partners to their customers which places further pressure on our channel partners to minimize inventory levels and reduce purchases of our products;

•	the timing, size and mix of the orders for our products;

•	our distribution channels reducing their inventory levels;

•	the level and mix of inventory that we hold to meet future demand;

•	further changes to our channel partner contracts and channel partner strategy, including changes to our channel partner contracts in North America, could result in a further reduction in the number of channel partners and to more of our channel partners adding our competitors’ products to their portfolio;

•	the impact of the unstable political situation in Israel and military action by the Israeli government and other hostilities in the Middle East and their impact on our Israeli operations;

•	the shift in revenues to upgrade revenues as opposed to full systems revenues in our Network Systems segment, which could lead to lower revenues;

•	the ability of our customers, channel partners and suppliers to obtain financing or to fund capital expenditures;

•	fluctuations in the level of international sales and our exposure to international currency fluctuations in both revenues and expenses;

•	the cost and availability of components, such as the recent cost increases for memory devices used in many of our products;

•	manufacturing costs;

•	the level and cost of warranty claims;

•	the impact of disruptions in our operations and at the sites of our primary manufacturing partners in Thailand, China, Singapore and Israel or raw material suppliers to these primary manufacturing partners for any reason, including fire, earthquake or other natural disasters, quarantines, power loss, telecommunications failures and other events beyond our control;

•	future changes in existing financial accounting standards or practices or taxation rules or practices;

•	the near and long-term impact of the military action in Iraq or other hostilities;

•	the near and long-term impact of terrorist attacks and incidents and any military response or uncertainty regarding any military response to those attacks;

•	the level of royalties we must pay to third parties;

•	the impact of seasonality on our various product lines and geographic regions;

•	adverse outcomes in intellectual property matters and the costs associated with asserting and enforcing our intellectual property portfolio; and

•	the introduction of web collaboration solutions that compete with our web collaboration or video solutions.

Since 2000 we have experienced fluctuations in our quarterly operating results due to these or other factors. These and other factors could further prevent us from attaining or sustaining sequential quarterly growth or meeting our expectations regarding our operating results, and investors should not use our past results to predict future operating margins and results. For example, although we experienced sequential quarterly revenue increases in the second, third and fourth quarters of 2003 and throughout 2004, we experienced sequential quarterly revenue decreases in the first quarters of 2005 and 2003, and the second, third and fourth quarters of 2002, primarily related to declines in our combined video communications and network systems product revenue. In addition, we incurred a significant net loss in 2001 due to charges related to acquisitions completed in that year, as well as a net loss in the first quarter of 2003.

Sales of some of our products have experienced seasonal fluctuations which have affected sequential growth rates for these products, particularly in our third and first quarters. For example, there is generally a slowdown for sales of our products in the European region in the third quarter of each year and sales to government entities typically slow in our fourth quarter and to a greater extent in our first quarter. In addition, sales of our video communications products have typically declined in the first quarter of the year compared to the fourth quarter of the prior year. Seasonal fluctuations could negatively affect our business, which could cause our operating results to fall short of anticipated results for such quarters, as they did in the first quarter of 2005 and 2003.

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

The markets for video and voice communications and network systems products are characterized by rapidly changing technology, such as the recent demand for high definition video technology, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, proper positioning of new products in relation to our total product portfolio and their relative pricing, differentiation of new products from those of our competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with compatibility issues, channel partner training, technical and sales support as well as field support are also factors that may affect our success in this market. When we take any significant actions regarding our product offerings, or acquire new product offerings, it is important to educate and train our channel partners to avoid any confusion as to the desirability of the new product offering compared to our existing product offerings. Since October 2003, we have launched several new product offerings, such as our VSX product family, V500, SoundStation2, SoundStation 2W, PVX software, V2IU, QSX and ReadiSeries. While we believe we have taken the appropriate measures to educate and train our channel partners, there is a risk that these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any product until they determine if these products are more desirable products than our legacy products. Such delays in purchases could adversely affect our revenues, gross margins and operating results in the period of the delay. These new product launches, or any new product launch in the future, could also cause confusion amongst our channel partners as we educate and train them on, and as they take time to evaluate, these new product offerings. Further, the shift in communications from circuit-switched to IP-based technologies over time may require us to add new channel partners, enter new markets, such as the service provider market, which we entered into with the acquisition of Voyant in January 2004, and gain new core technological competencies. We are attempting to address these needs, including developing a service provider strategy, and the need to develop new products through our internal development efforts, joint developments with other companies and through acquisitions. We may not identify successful new product opportunities and develop and bring products to market in a timely manner or be successful in developing a service provider strategy. Additionally, we cannot assure you that competing technologies developed by others will not render our products or technologies obsolete or noncompetitive. Further, as we introduce new products that can or will render existing products obsolete, these product transition cycles may not go smoothly, causing an increased risk of inventory obsolescence and relationship issues with our end user customers and channel partners. The failure of our new product development efforts, any inability to service or maintain the necessary third-party interoperability licenses, our inability to properly manage product transition and our inability to enter new markets, such as the service provider market, would harm our business and results of operations.

We may experience delays in product introductions and our products may contain defects, which could seriously harm our results of operations.

We intend to continue to introduce new products; however, we cannot assure you that new product releases will be timely or that they will be made at all given that we have experienced delays in the introduction of certain new products and enhancements in the past. We experienced delays in introducing the VSX 7000, ViewStation MP and WebStation from their original expected release dates due to unforeseen technology and/or manufacturing ramping issues. Similar delays occurred during the introduction of the SoundStation 2W, ShowStation, ShowStation IP and SoundStation Premier, which affected the first customer ship dates of these products. We had delays in introducing our SoundStation IP product, which we believe negatively impacted our sales revenue in the first quarter of 2001, and delays in introducing our SoundPoint IP product, which we believe negatively impacted our sales in the third and fourth quarters of 2001. Further, the ViewStation FX and Via Video were delayed from their original release dates, which we believe negatively affected our revenues in 2000.

In addition, our video communications product development group is located in Massachusetts and Texas, our voice communications product development group is dispersed among California, Georgia and Canada, and our network systems product development group is dispersed among Colorado, Georgia and Israel. Therefore, we may experience product delays in the future due to logistics or other issues involved in coordinating a large geographically diverse product development group.

Finally, we produce highly complex communications equipment, which includes both hardware and software and incorporates new technologies. Resolving product defect and technology issues could cause delays in new product introduction and, if such defects are not detected or cured, could result in the failure of a product line, a temporary or permanent withdrawal of a product from the market, product reengineering expenses, and inventory costs.

Any delays in the future for new product offerings currently under development, such as the delays experienced by us in the past, or any product defect issues, could adversely affect the market acceptance of these products, our ability to beat competing products to market, and our reputation and, therefore, could seriously harm our results of operations.

We face risks related to the adoption rate of new technologies.

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our SoundStation IP and SoundPoint IP products are dependent on the roll out of voice-over-IP, or VoIP, technologies. In addition, VoIP products are traditionally sold through service providers. Our strategy surrounding selling our VoIP products and developing our Service Provider network is just being initiated and there can be no guarantee that we will be successful in developing such a strategy or establishing a successful service provider network. The success of our ViaVideo II, VSX 3000 and PVX software application products depend on the increased use of desktop video collaboration technologies. The success of our existing and new audio and video products depends on the competitiveness of their technical performance compared to existing and new competition, and new products or new competitors may arise that threaten the sustainability of our own products. The success of our WebOffice product is dependent on the increased use and acceptance of web collaboration technologies in concert with audio and video conferencing. Our QSX product depends on the acceptance of a new method of sharing data, which is a change in customer patterns that may or may not occur. The success of all of our products is also dependent on how quickly Session Initiation Protocol, or SIP, firewall and NAT traversal and call management integration technologies are deployed as new technologies and how quickly we adopt and integrate these new technologies into our existing and future products. The success of our V2IU and firewall traversal solutions will depend on market acceptance and the effect of current and any potential unknown competitors. In addition, we continue to expend significant resources to develop new products or product enhancements based upon anticipated demand for new features and functionality, such as next generation high definition video resolution technology. If the use of new technologies that our current and future products are based on does not occur, or the development of suitable sales channels does not occur, or occurs more slowly than expected, or if our products that incorporate new technologies are not priced competitively, we may not be able to sell certain of our products in significant volumes and our business may be harmed.

Lower than expected market acceptance of our products, price competition and other price decreases would negatively impact our business.

If the market does not accept our products, including the SoundStation2, SoundStation 2W, the VSX product family, the V500 PVX software, V2IU, QSX and ReadiSeries products launched in 2004 and 2005, our profitability could be harmed. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment and network systems which could cause us to reduce the prices for any of these products or discontinue one product with the intent of simplifying our product offering and enhancing sales of a similar product. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products in the hope of stimulating growth in a similar product. While we cannot assure you that these actions would have the desired result, any of these actions could have an adverse impact on our product margins and profitability.

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

In addition to our acquisition of Voyant in January 2004, we purchased several businesses in 2001 and 2002, which together include goodwill valued at approximately $352.5 million and other purchased intangible assets valued at approximately $25.1 million as of March 31, 2005. This represents a significant portion of our recorded assets. Generally accepted accounting principles related to goodwill and other intangibles changed with the issuance of Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets” which we adopted effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives, but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values, which could result in a full write-off of their book value. If these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” in our balance sheets. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have recorded charges against earnings totaling $12.5 million, including $0.5 million in fiscal 2003 and $3.0 million in fiscal 2002, associated with the impairment of these investments, which has been reflected in “Loss on strategic investments” in the statements of operations. As of March 31, 2005, our investments in private companies are valued at $7.9 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

In addition, we are including one year of maintenance support with the purchase of the VSX product family and the V500 products. We view this service offering and other service offerings to be a key success factor in our business. We have recently reorganized our service organization to, among other things, more fully integrate the service businesses of our recent acquisitions. As part of this effort, we implemented a new customer relationship management system, which we expect to provide better information for us to provide improved customer support. If we do not manage this difficult reorganization properly, we could alienate our customers or channel partners which could harm our business and results of operations.

General economic conditions may reduce our revenues and harm our business.

As our business has grown, we have become increasingly exposed to adverse changes in general economic conditions which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, deferral or delay of purchase commitments for our products and increased competition. These factors adversely impacted our operating results in 2001, 2002 and 2003. While there has been some improvement in technology spending and the global economy, constraints in technology capital spending still exist and could have an adverse impact on the remainder of 2005. For example, in the fourth quarter of 2004 and the first quarter of 2005, we experienced sequential decreases in absolute dollars in revenues from U.S. government entities and in the first quarter of 2005, we experienced a sequential decline in domestic and international revenues and revenues were approximately flat in Asia in the first quarter of 2005 versus the comparable period in 2004. Also, in the first quarter of 2003, we noted a greater decrease in revenue from products with higher average selling prices, such as our network systems products, which we believe resulted from adverse economic conditions. Any recurrence of these events could have a similar effect.

In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, including a recurrence in the remainder of 2005 of global economic uncertainty and downturn in technology spending, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels which would harm our business.

If we fail to compete successfully, our business and results of operations would be significantly harmed.

We face significant competition in the communications industry which is subject to rapid technological change. In video communications, our major competitors include Tandberg and a number of other companies including Aethra, Avistar, D-Link, Huawei, LeadTek, NEC, Panasonic, Sony, VCON, VTEL and ZTE, as well as various smaller or new industry entrants. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology, next generation high definition video resolution technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video communications products or may partner with companies which have more substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market or sell their products. For example, Tandberg, a major competitor in video communications, recently announced a strategic relationship with Cisco Systems, whereby Tandberg will provide Cisco Systems with technology that will be co-branded and sold by Cisco Systems. In addition, in the first quarter of 2005, Sony announced that it will be integrating its video conferencing products with Cisco’s IP communications products. Since the second quarter of 2003, we have experienced greater losses in group video conferencing sales to our competitors, including competition we are experiencing at lower price points from competitors in China. We expect to continue to face stiff competition from Tandberg, and they may gain market share from us, due in part to their strategic relationship with Cisco and their latest product offerings. In addition, we believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, 3Com, Hewlett-Packard, Dell, Microsoft, Nortel Networks, RealNetworks and WebEx, that enable web-based or network-based video and collaboration communications. The market for voice communications equipment, including voice conferencing and desktop equipment, is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. In voice communications, our major competitors include Aethra, ClearOne Communications, Konftel, Mitel and other companies that offer lower cost, full-duplex speakerphones. There are also several low cost manufacturers in Asia and Europe that are emerging with VoIP desktop products competitive with ours. In addition, there are notable PBX and IP Call Manager manufacturers that compete with standards based IP products including Avaya, Cisco Systems, Mitel and Siemens. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that are lower cost than our voice communications products. Our video network systems business has significant direct competition from RADVISION, and a number of other companies, including Cisco Systems, First Virtual, Huawei and Tandberg. Our audio network systems business has significant competition from companies such as Spectel, which was recently acquired by Avaya, Compunetix and Latitude. For our services business, we see the competition potentially coming from a number of companies, including Cisco Systems and Nortel, as we believe these vendors will look at our products as potential service revenue streams, in addition to trying to provide one service solution to their customers. Today third party maintenance companies are not a big threat to our service base, but as the industry continues to grow, this may become a concern over time. In addition, it is possible that we will see increased competition in all of our product lines to the extent that one or more of our competitors join together either through mutual agreement or acquisitions to form new partnerships to compete against us. These competitors on a stand-alone basis or on a combined basis could have more substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products.

The principal competitive factors in the markets in which we presently compete and may compete in the future include:

•	the ability to provide and sell a broad range of products and services that are responsive to changing technology and changing customer requirements;

•	product performance;

•	price;

•	the ability to introduce new products, including products with price-performance advantages;

•	the ability to reduce production costs;

•	the ability to provide value-added features;

•	the ability to successfully integrate our products with, and operate our products on, existing customer platforms;

•	market presence; and

•	the ability to extend credit to our partners.

Competition that we face in the North American market is intense and, in particular, we noted a softening in our North American sales in the fourth quarter of 2004 and first quarter of 2005. Whether this softening was due to stiffer competition in the region, or due to other factors that are difficult to predict such as a reduction in federal spending or an economic slowdown, if such trend continues, our financial results may be adversely impacted.

In addition, competition that we face in certain of our international markets is different than that we face in North America and is continually changing. For instance, we have noted additional competitors and increased pricing pressures in China, India and other parts of Asia. If we are unable to compete effectively in these regions in terms of price, technology, product offerings or marketing strategies, our overall financial results may suffer.

We cannot assure you that we will be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our current or future competitors could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be the reduction in the prices of our products and our competitors’ products, the introduction of additional lower priced competitive products or the introduction of new products or product platforms that render our existing products or technologies obsolete. We expect this increased competitive pressure may lead to intensified price-based competition, resulting in lower prices and gross margins which would significantly harm our results of operations.

Our operating results are hard to predict if a disproportionate amount of our sales occur at the end of a quarter.

The timing of our channel partner orders and product shipments can harm our operating results.

Our quarterly revenues and operating results depend upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. Moreover, prior to the second half of 2003 and in the first quarter of 2005, the majority of our orders in a given quarter shipped in the last month of that quarter and sometimes in the last few weeks of the quarter. Throughout 2003 and through the second quarter of 2004, the amount of our order backlog steadily increased, principally as a result of our new channel strategy, the establishment of product lead times to maximize our inventory efficiency, our acquisition of Voyant, and our focus on operational efficiencies in the logistics area. In the fourth quarter of 2004, our backlog decreased significantly due in part to a decrease in current quarter bookings as a percentage of revenue, shorter lead times and an increase in deferred revenue from carve outs associated with the increase in shipments of our VSX product family, which include the first year of maintenance and support. The amount of our order backlog increased the first quarter of 2005 and we believe that the current level of backlog will continue to fluctuate and that it is unlikely that we will grow backlog to the levels of the second and third quarters of 2004 in future quarters, due to many factors such as ability of our sales force to generate orders linearly throughout the quarter, our ability to forecast revenue mix and plan our manufacturing accordingly, increased deferred revenue associated with our VSX products, and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could significantly negatively impact end-user orders which could in turn negatively affect orders from our channel partners in any given quarter. As a result, our backlog could further decline in future quarters, even to zero. The return to historical linearity levels or any failure or delay in the closing of orders during the last part of a quarter would materially harm our operating results, as occurred in the first quarter of 2003 and the second and third quarters of 2002. Furthermore, we may be unable to ship products in the period we receive the order, due to these or other factors, which would have an adverse impact on our operating results. In such events, the price of our common stock would decline.

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

When we take any significant actions regarding our product offerings, or acquire new product offerings, it is important to educate and train our channel partners to avoid any confusion on the desirability of the new product offering in relation to our existing product offerings. Since October 2003, we have launched several new video and voice products, including the VSX product family,

V500, SoundStation2, SoundStation 2W, PVX software, V2IU, QSX and ReadiSeries. While we believe we have taken the appropriate measures to educate and train our channel partners, there is a risk that the launch of these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any video or voice products, until they determine if these new products are more desirable products than our legacy products. Such delays in purchases could adversely affect our revenues, gross margins and operating results in the period of the delay. These new product launches, or any new product launch in the future, could cause confusion among our channel partners as we educate and train them on, and as they take time to evaluate, these new product offerings.

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

We have various OEM agreements with major telecommunications equipment manufacturers, such as Avaya, Cisco Systems and Nortel Networks, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create conflicts with our other channel partners who directly compete with our OEM partners, or could create conflicts among our OEM partners who compete with each other, which could adversely affect revenues from these other channel partners or our OEM partners. Conflicts among our OEM partners could also make continued partnering with these OEM partners increasingly difficult. Because many of our channel partners also sell equipment that competes with our products, these channel partners could devote more attention to these other products which could harm our business. For example, a significant amount of our network systems revenues in 2001 were generated from sales to Tandberg, Sony and VCON, which compete with us in the video communications product market. We believe that because of this conflict, they significantly reduced their orders of our network systems products in 2002 and 2003, which impacted our sales of this product line. Further, other channel conflicts could arise which cause channel partners to devote resources to other non-Polycom communications equipment, or to offer new products from our new and existing competitors, which would negatively affect our business or results of operations.

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

We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to dealers and end-users. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as a recurrence of the global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our revenues would be negatively affected. For example, the economic downturn negatively affected our business and operating results in 2001, and the global economic uncertainty and downturn in technology spending negatively affected our business and operating results in 2002 and the first quarter of 2003. While there has been some improvement in technology spending and the global economy, constraints in technology capital spending still exist and if these conditions recur in the future, our business and operating results will continue to be negatively affected. For example, in the fourth quarter of 2004 and the first quarter of 2005, we experienced sequential decreases in absolute dollars in revenues from U.S. government entities. In addition, if channel partners decide to purchase more inventory, due to product availability or other reasons, than is required to satisfy end-user demand or if end-user demand does not keep pace with the additional inventory purchases, channel inventory could grow in any particular quarter which could adversely affect product revenues in the subsequent quarter. Moreover, if we choose to eliminate or reduce special cost or stocking incentive programs, quarterly revenues may fail to meet our expectations or be lower than historical levels. In addition, as a result of changes in sales management and our sales organization, we have implemented changes to our partner strategy in North America and plan to continue to implement changes, internationally to our channel partner strategy and contracts which may continue to result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with even more direct interaction between us and our direct end-user customers. This strategy shift includes channel certifications for certain network systems and video products that we believe yield a higher level of end-user customer satisfaction. As part of this new channel partner strategy and a result of the global economic downturn, the channel inventory model changed to reduce channel inventories at those channel partners that stock product and to move some channel partners to a drop shipment method for their end-user customers as opposed to having these partners carry inventory. During the second quarter of 2003, we believe that we essentially completed our channel inventory reduction program and we believe that, in aggregate, we will see only minor variations, upwards or downwards, in channel inventory weeks within product lines or regions moving forward. This channel strategy has and could continue to upset our channel partners to the extent that they could add competitive products to their portfolios or shift more emphasis to selling our competitors products. These changes may continue to cause disruptions in our channels and negatively impact revenue growth in the near term.

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

We do not typically enter into long-term contracts with our channel partners, and we cannot be certain as to future order levels from our channel partners. When we do enter into a long-term contract, the contract is generally terminable at the convenience of the channel partner. In the event of an early termination by or loss of one of our major channel partners, we believe that the end-user customer would likely purchase from another one of our channel partners. If this did not occur and we were unable to rapidly replace that revenue source, its loss would harm our results of operations.

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

Our business has grown in recent years through both internal expansion and business acquisitions, and continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. For example, our annual revenues increased from $344 million in 2000 to $540 million in 2004, and during that time, we acquired Accord, Circa, PictureTel, ASPI, MeetU and Voyant. Further, our headcount increased from 362 employees at December 31, 1999 to 1,437 employees at March 31, 2005. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands placed on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

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

In addition, revenues related to this acquisition have fluctuated significantly from quarter to quarter since the acquisition was completed in January 2004 . Although management has taken steps to address the performance of this product line, including integrating the Voyant sales team into our worldwide sales organization and making changes in sales management, we may be unsuccessful in our efforts and our results of operations may be negatively impacted.

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

We have a liability of approximately $5.4 million at March 31, 2005 related to vacant and redundant facilities in connection with our acquisition of PictureTel, which is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. For example, we have an approximately 152,000 square foot building which is fully subleased to a third party for the length of our lease obligation. If this tenant were unable to fulfill, for any reason, their contractual obligations under the sublease, we would incur additional charges to operations which would harm our business. In addition, until our vacated and redundant facilities are subleased or the lease obligations for these facilities are terminated, we will continue to pay the contractual lease and facility operating expense obligations without any sublease income to offset these costs. Further, in the event that we agree to sublease a facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow up to and potentially exceeding our recorded liability at the time of such transaction, which would harm our operating cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

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

Although, to date, a substantial majority of our international sales has been denominated in U.S. currency, we expect that a growing number of sales could be denominated in non-U.S. currencies as more international customers request billing in their currency. Our international operating expenses are denominated in foreign currency. As a result, we expect our business will be significantly more vulnerable to currency fluctuations which could adversely impact our results of operations. In addition, some of our competitors currently invoice in foreign currency, which could be a disadvantage to us. We are currently evaluating whether to, and may decide to, expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell our products in foreign currencies, thereby further increasing our foreign exchange risk. In 2003 and 2004, our operating costs internationally have increased as a result of the weakness in the U.S. dollar. These currency fluctuations are recorded in other income (expense) in our consolidated statement of operations. While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, we from time to time engage in currency hedging activities solely to mitigate temporary currency fluctuation exposure. However, we have limited experience with these hedging activities, and they may not be successful which could harm our operating results and financial condition. In addition, significant adverse changes in currency exchange rates, as happened in the European market in 2000 and in the Asian market in late 1997, could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country, as discounts may be temporarily or permanently affected.

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

Further, our network systems products are manufactured in Israel which is currently experiencing internal and external conflicts that include terrorist acts and military action. Also, political conflict in Israel, the military action in Iraq or war with other Middle Eastern countries perceived as a threat by the United States government could cause us to experience a manufacturing disruption due to acts associated with these conflicts which could harm our business. In addition, certain technology used in our network systems products was developed through grants from the Office of the Chief Scientist in Israel. Under Israeli law, it is prohibited to transfer technology developed pursuant to these grants to any person without the prior written consent of the Office of the Chief Scientist. The grants also contain restrictions on the ability to manufacture products developed with these grants outside of Israel. Approval to manufacture such products outside of Israel, if granted, is generally subject to an increase in the total amount to be repaid to the Office of the Chief Scientist of between 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel. These restrictions on the ability to transfer technology to third parties or manufacture products outside Israel may adversely affect our operating results and significantly reduce the value of the technology developed under these grants. We are in the process of developing and implementing a disaster recovery plan that could call for manufacturing to be performed outside of Israel on a limited basis, and a more extended basis in the event of a disaster. Today we are performing final test and assembly on a limited basis in Atlanta, Georgia. The implementation of such a disaster recovery plan could subject us to additional payments to the Office of the Chief Scientist, which could adversely affect our operating results.

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

Moreover, specifically from time to time, we are involved in claims and legal proceedings that assert patent infringement claims or other intellectual property rights covering our products. We expect that the number and significance of these matters will increase as our business expands. In particular, we expect to face an increasing number of patent and copyright claims as the number of products and competitors in our industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms favorable to us or at all. An unfavorable outcome in any such claim or proceeding could have a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods. Further, any settlement announced by us may expose us to further claims against us by third parties seeking monetary or other damages which, even if unsuccessful, would divert management attention from the business and cause us to incur costs, possibly material, to defend such matters. For example, in November 2004, we settled our outstanding patent infringement litigation with Avistar Communications, Inc. (“Avistar”) and Collaboration Properties, Inc., a wholly-owned subsidiary of Avistar, and, in connection with such settlement, paid $27.5 million.

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

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

While we were able to assert in our Annual Report on Form 10-K that our internal control over financial reporting was effective as of December 31, 2004, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting that we are unable to remediate prior to

December 31, 2005, we will be unable to assert such internal control is effective as of the end of our fiscal year. If we are unable to assert that our internal control over financial reporting is effective for any given reporting period (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

We have been unable to predict accurately the costs associated with evaluating our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and may continue to be unable to do so in the future.

We have been unable to accurately predict the costs, including the costs of both internal assessments and independent registered public accounting firm assessments, associated with complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and in evaluating our internal control over financial reporting. Costs of compliance were significantly larger than originally anticipated in 2004, and costs of compliance in future periods may continue to be unpredictable, which could have an adverse effect on our financial results.

Changes in existing financial accounting standards or practices or taxation rules or practices may adversely affect our results of operations.

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, we currently are not required to record stock-based compensation charges to earnings in connection with stock options grants to our employees. However, the Financial Accounting Standards Board (FASB) issued FASB 123R, “Stock-Based Payments,” which will require us to record stock-based compensation charges to earnings for employee stock option grants commencing in the first quarter of 2006. Such charges will negatively impact our earnings. In addition, the impact of recent tax legislation, such as the American Jobs Creation Act, and of recent Internal Revenue Service cost sharing regulations could have a material impact on our results of operations depending upon the tax elections made by us.

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

Over the past few years, we initiated significant investments in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our revenues, as happened from 1999 through 2004, accounts receivable balances will likely increase as compared to previous years. Although, from time to time, we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepaid discounts, these additional incentives have lowered our profitability. In addition, the recurrence of economic uncertainty or downturn in technology spending in the United States may restrict the availability of capital which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, which occurred with Global Crossing, WorldCom and MCSi. Either of these conditions would harm our cash flow and days sales outstanding performance. Although in recent quarters our experience in collecting receivables has been good and we expect this trend to continue, there can be no assurance that it will continue. Throughout 2004 and the first quarter of 2005, our days sales outstanding (DSO) metrics have ranged from 32 in the first quarter of 2004 to 46 days in the first quarter of 2005. We expect that DSO metrics will increase as a result of a change in our co-op marketing programs and as a result of extending payment terms beyond 30 days to remain competitive, as we did recently in North America for certain service provider and public sector customers where payment terms increased to 45 and 60 days, respectively. Additionally, DSO metrics will continue to fluctuate, and in all likelihood, will increase as revenues increase, as a result of fluctuations in revenue linearity, as a result of future acquisitions, or any other factors.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and bank borrowings. The investment portfolio includes highly liquid, high-quality instruments. Some investments in the portfolio may contain an embedded derivative, and interest rate hedges may be placed if they are tied to a specific investment or group of investments in accordance with our Investment Policy; however, they are generally not significant. We may occasionally use forward contracts as a hedge against currency exchange rate fluctuations, which may affect the value of trade receivables billed in currencies other than the United States dollar. As of March 31, 2005, we have no open foreign currency hedging contracts.

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

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents, held at March 31, 2005 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$182,092	$181,645	$181,198	$180,751	$180,305
State and local governments	42,010	41,907	41,804	41,701	41,598
Corporate debt securities	199,339	198,850	198,361	197,872	197,383

Total	$423,441	$422,402	$421,363	$420,324	$419,286

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$181,645	$181,422	$181,198	$180,975	$180,751
State and local governments	41,907	41,856	41,804	41,753	41,701
Corporate debt securities	198,850	198,605	198,361	198,116	197,872

Total	$422,402	$421,883	$421,363	$420,844	$420,324

A substantial majority of our sales are denominated in U.S. dollars. However, we are selling iPower products and related services in some local currencies, primarily Euros, British Pounds, Hong Kong Dollars, Singapore Dollars and Japanese Yen, which have increased our foreign currency exchange rate fluctuation risk. Based on our overall currency rate exposure at March 31, 2005, a near-term 10% appreciation or depreciation in the U.S. Dollar, relative to our foreign local currencies, would have an immaterial effect on our financial position, results of operations and cash flows based on our balances as of March 31, 2005. We are currently evaluating whether to, and may decide to, expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell our products in foreign currencies, thereby further increasing our foreign exchange risk. While we do not hedge for speculative purposes, in the event of a significant transaction due in a foreign currency, we may enter into a foreign currency forward exchange contract for hedging purposes.

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

There was no change in our internal control over financial reporting that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as our business expands. In particular, we expect to face an increasing number of patent and other intellectual property claims as the number of products and competitors in Polycom’s industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the company’s financial position or results of operations. However, litigation is subject to inherent uncertainties, and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position or results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2002 and August 2004, the Board of Directors approved plans to purchase up to 3.5 million shares and 10 million shares, respectively, of the Company’s common stock in the open market. As of March 31, 2005, we had repurchased approximately 6,473,000 shares in the open market, for cash of $100.4 million. These shares of common stock have been retired and reclassified as authorized and unissued. During the three months ended March 31, 2005 we purchased 1.5 million shares of our common stock in the open market for cash of $25.0 million. During the three months ended March 31, 2004 we did not purchase any of our common stock. We may continue to purchase shares in the open market. As of March 31, 2005, we had purchased all of the approved shares under the June 2002 repurchase plan and are authorized to purchase up to an additional 7 million shares under the August 2004 repurchase plan through August 2006. The following table provides a month-to-month summary of the activity during the three months ended March 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
1/01/05 to 1/31/05	—	$—	—	8,499,500
2/01/05 to 2/28/05	1,472,000	16.98	1,472,000	7,027,000
3/01/05 to 3/31/05	—	—	—	7,027,000

Total	1,472,000	$16.98	1,472,000

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Item 5. OTHER INFORMATION

Not Applicable

Item 6. EXHIBITS

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2005	POLYCOM, INC.

/S/ ROBERT C. HAGERTY
Robert C. Hagerty
President and Chief Executive Officer
(Principal Executive Officer)

/S/ MICHAEL R. KOUREY
Michael R. Kourey
Senior Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)

/S/ LAURA J. DURR
Laura J. Durr
Vice President and Worldwide Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.