Form 10-Q
period 2005-06-30
POLYCOM INC
filed 2005-07-29
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

There were 96,536,766 shares of the Company’s Common Stock, par value $.0005, outstanding on July 15, 2005.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

PART 1 FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$131,134	$96,331
Short-term investments	82,557	118,009
Trade receivables, net of allowance for doubtful accounts of $2,286 and $2,330 at June 30, 2005 and December 31, 2004, respectively	64,847	62,535
Inventories	36,560	27,804
Deferred taxes	20,832	20,879
Prepaid expenses and other current assets	23,674	19,898

Total current assets	359,604	345,456
Property and equipment, net	37,411	37,544
Long-term investments	309,118	320,907
Goodwill	352,459	352,572
Purchased intangibles, net	23,393	26,915
Deferred taxes	48,953	49,060
Other assets	21,231	22,187

Total assets	$1,152,169	$1,154,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$36,529	$45,682
Accrued payroll and related liabilities	14,812	18,852
Taxes payable	63,950	52,665
Deferred revenue	32,353	26,889
Other accrued liabilities	28,865	30,065

Total current liabilities	176,509	174,153
Long-term deferred revenue	8,861	5,238
Other long-term liabilities	10,323	10,636

Total liabilities	195,693	190,027

Stockholders’ equity
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; Issued and outstanding: 1 share at June 30, 2005 and December 31, 2004	—	—
Common stock, $0.0005 par value; Authorized: 175,000,000 shares; Issued and outstanding: 96,532,949 shares at June 30, 2005 and 99,116,324 shares at December 31, 2004	48	50
Additional paid-in capital	885,065	904,155
Cumulative other comprehensive loss	(1,884)	(1,884)
Unearned stock-based compensation	—	(35)
Retained earnings	73,247	62,328

Total stockholders’ equity	956,476	964,614

Total liabilities and stockholders’ equity	$1,152,169	$1,154,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
Product revenues	$125,798	$120,028	$247,915	$226,633
Service revenues	16,887	13,799	32,288	26,341

Total revenues	142,685	133,827	280,203	252,974

Cost of revenues:
Cost of product revenues	43,586	39,905	84,968	74,968
Cost of service revenues	10,066	9,332	19,691	18,396

Total cost of revenues	53,652	49,237	104,659	93,364

Gross profit	89,033	84,590	175,544	159,610

Operating expenses:
Sales and marketing	36,012	30,292	70,227	58,738
Research and development	22,615	23,717	44,457	45,743
General and administrative	9,377	8,771	18,368	16,837
Acquisition-related costs	62	356	128	1,181
Amortization of purchased intangibles	1,715	5,717	3,522	12,080
Purchased in-process research and development	—	—	—	4,600
Litigation reserves and payments	(65)	—	(93)	—
Restructuring costs	(10)	—	(10)	—

Total operating expenses	69,706	68,853	136,599	139,179

Operating income	19,327	15,737	38,945	20,431
Interest income, net	3,154	1,511	5,898	3,192
Gain (loss) on strategic investments	4,515	(6)	4,510	3
Other income (expense), net	191	(23)	132	(497)

Income from continuing operations before provision for income taxes	27,187	17,219	49,485	23,129
Provision for income taxes	7,322	4,556	13,327	7,410

Income from continuing operations	19,865	12,663	36,158	15,719
Income from discontinued operations, net of taxes	—	145	—	296
Gain from sale of discontinued operations, net of taxes	127	113	232	219

Net income	$19,992	$12,921	$36,390	$16,234

Basic net income per share:
Income per share from continuing operations	$0.21	$0.13	$0.37	$0.16
Income per share from discontinued operations, net of taxes	—	—	—	—
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—

Basic net income per share	$0.21	$0.13	$0.37	$0.16

Diluted net income per share:
Income per share from continuing operations	$0.20	$0.13	$0.37	$0.16
Income per share from discontinued operations, net of taxes	—	—	—	—
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—

Diluted net income per share	$0.20	$0.13	$0.37	$0.16

Weighted average shares outstanding for basic net income per share calculation	97,243	99,843	97,962	99,855
Weighted average shares outstanding for diluted net income per share calculation	98,484	102,154	99,326	102,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income	$36,390	$16,234
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of discontinued operations, net of taxes	(232)	(219)
Depreciation and amortization	10,176	9,659
Purchased in-process research and development	—	4,600
Amortization of purchased intangibles	3,522	12,080
Benefit from doubtful accounts	—	(210)
Provision for (benefit from) excess and obsolete inventories	(830)	1,768
Tax benefit from exercise of stock options	—	2,675
Amortization of unearned stock-based compensation	35	115
Loss on disposal of property and equipment	92	—
Gain on strategic investments	(4,510)	(3)
Changes in assets and liabilities net of effects of acquisition:
Trade receivables	(2,312)	(6,777)
Inventories	(7,926)	3,382
Prepaid expenses and other assets	920	2,549
Accounts payable	(9,115)	(2,013)
Taxes payable	11,152	2,684
Other accrued liabilities	3,587	382

Net cash provided by operating activities	40,949	46,906

Cash flows from investing activities:
Purchases of property and equipment	(9,221)	(9,511)
Purchases of investments	(184,090)	(320,885)
Proceeds from sale and maturity of investments	231,294	373,046
Proceeds from sale of discontinued operations	365	345
Net cash received (paid) in purchase acquisition	69	(95,060)

Net cash provided by (used in) investing activities	38,417	(52,065)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	5,429	7,959
Repurchases of common stock	(49,992)	(13,132)

Net cash used in financing activities	(44,563)	(5,173)

Net increase (decrease) in cash and cash equivalents	34,803	(10,332)
Cash and cash equivalents, beginning of period	96,331	154,312

Cash and cash equivalents, end of period	$131,134	$143,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2005, the condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Certain previously reported amounts have been reclassified to conform to the current period presentation. At December 31, 2004, the Company reclassified certain auction rate securities from cash and cash equivalents to short-term investments as of December 31, 2004 and for all prior periods. As of June 30, 2004 and December 31, 2003, the Company held approximately $64.5 million and $58.3 million, respectively, of these auction rate securities, which were reclassified. These reclassifications had no impact on the results of operations, operating cash flows or working capital of the Company. The following table summarizes the balance sheet amounts as previously reported and as reclassified (dollars in thousands):

	As Reported			As Reclassified
Period Ending,	Cash and Cash Equivalents	Short-term Investments	Total	Cash and Cash Equivalents	Short-term Investments	Total
June 30, 2004	$208,491	$24,258	$232,749	$143,980	$88,769	$232,749

December 31, 2003	212,562	15,703	228,265	154,312	73,953	228,265

In order to conform to the December 31, 2004 and June 30, 2005 presentation, the Company also revised amounts previously reported for the gross trading activities of its investments (purchases of investments and proceeds from sales and maturity of investments) for the six months ended June 30, 2004, totaling approximately $127.9 million, on the condensed consolidated statements of cash flows to exclude from investing activities gross trading activities related to investments classified as cash equivalents. In addition, the gross trading activities and net cash used in investing activities on the consolidated statements of cash flows were revised for the six months ended June 30, 2004 to reflect the impact of the auction rate securities that were reclassified from cash equivalents to short-term investments. This reclassification resulted in a net increase in cash used for investing activities of $6.3 million in the six months ended June 30, 2004 with a corresponding decrease in cash and cash equivalents.

2. SIGNIFICANT ACCOUNTING POLICY UPDATE

Revenue Recognition:

The Company recognizes revenue, including freight charged to customers, in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” Statement of Financial Accounting Standards, or SFAS, No. 48, “Revenue Recognition When Right of Return Exists”, EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” and the AICPA Statement of Position No. 97-2, or SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Under these guidelines, the Company recognizes revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable, and payment is reasonably assured. The Company accrues for sales returns and other allowances as a reduction to revenues upon shipment based upon its contractual obligations and historical experience. Co-op marketing funds are accounted for in accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Customer or a Reseller of the Vendor’s Products”. Under these guidelines, the Company accrues for co-op marketing funds as a marketing expense if it receives an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received, otherwise it is recorded as a reduction to revenues. Additionally, the Company recognizes extended service revenue on its hardware and software products as the services are performed.

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

In accordance with SFAS 144, the results of operations of the Company’s network access product line are presented as discontinued, and prior periods have been reclassified, including the reallocation of general overhead charges to the Company’s three remaining reporting segments.

The following table shows the results of operations of the Company’s network access product line for the three and six months ended June 30, 2004, which primarily related to the sale of the NetEngine-related inventories. There was no activity in 2005 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Net revenues	$229	$467
Cost of net revenues	—	—

Gross profit	229	467

Operating gain	229	467
Provision for income taxes	84	171

Net gain	$145	$296

Verilink paid the Company $0.2 million in each of the three month periods ended June 30, 2005 and 2004 and $0.4 million and $0.3 million in the six month periods ended June 30, 2005 and 2004, respectively, related to ten percent of Verilink’s revenues from the sale of NetEngine products during each of these periods. The Company recorded an after-tax gain of $0.1 million and $0.2 million as a result of this transaction during the three and six months ended June 30, 2005, and an after-tax gain of $0.1 million and $0.2 million as a result of this transaction during the three and six months ended June 30, 2004, respectively. On a cumulative basis Verilink has paid $1.5 million toward the $1.75 million commitment. The Company may record additional quarterly gains related to the sale of this product line as Verilink remits ten percent of its quarterly revenues from the sale of NetEngine products, subject to a maximum amount of $1.75 million.

The following table shows the components of the gain from sale of discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Proceeds	$200	$178	$364	$345

Gain on sale before taxes	200	178	364	345
Taxes	73	65	132	126

Gain from sale of discontinued operations, net of taxes	$127	$113	$232	$219

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. INVENTORIES

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$2,331	$2,364
Work in process	662	836
Finished goods	33,567	24,604

	$36,560	$27,804

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

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the period are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Balance at beginning of period	$8,309	$9,525	$8,823	$9,612
Accruals for warranties issued during the period	2,034	2,136	4,628	4,504
Liabilities assumed as a result of the Voyant acquisition	—	—	—	500
Actual warranty charges incurred during the period	(2,552)	(2,808)	(5,660)	(5,763)

Balance at end of period	$7,791	$8,853	$7,791	$8,853

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on all of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Changes in deferred maintenance revenue, of which $23.9 million and $18.1 million is short-term and included as a component of “Deferred revenue” as of June 30, 2005 and June 30, 2004, respectively, and $8.9 million and $3.7 million is long-term and is included in “Long-term deferred revenue” as of June 30, 2005 and June 30, 2004, respectively, on the condensed consolidated balance sheets, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Balance at beginning of period	$30,119	$20,886	$26,021	$17,316
Additions to deferred maintenance revenue	12,190	11,302	25,453	24,856
Amortization of deferred maintenance revenue	(9,502)	(10,389)	(18,667)	(20,373)

Balance at end of period	$32,807	$21,799	$32,807	$21,799

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The cost of providing maintenance services for the three months ended June 30, 2005 and 2004 was $9.4 million and $8.6 million respectively. The cost of providing maintenance services for the six months ended June 30, 2005 and 2004 was $18.5 million and $17.1 million respectively.

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

6. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Accrued expenses	$5,383	$6,814
Accrued co-op	4,241	—
Short-term restructuring reserves	2,348	5,652
Warranty obligations	7,791	8,823
Sales tax payable	3,648	3,412
Employee stock purchase plan withholding	2,834	2,595
Other accrued liabilities	2,620	2,769

	$28,865	$30,065

7. BANK LINE OF CREDIT

The Company has available a $25 million revolving line of credit with a bank under an agreement dated November 11, 2003. Borrowings under the line are unsecured and bear interest at the bank’s prime rate (6.01% at June 30, 2005) or at the London interbank offered rate (LIBOR) plus 0.65% (approximately 3.9% to 4.08%, depending on the term of the borrowings at June 30, 2005). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. The line of credit expires on December 3, 2005.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of June 30, 2005, there were no balances outstanding under the line of credit; however, the Company has outstanding letters of credit which total approximately $1.3 million at June 30, 2005, of which $1.2 million is secured by this line of credit. The Company was in compliance with all applicable financial covenants and restrictions for the periods presented.

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

A reconciliation of the numerator and denominator of basic and diluted net income per share from continuing operations is provided as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Numerator—basic and diluted net income per share from continuing operations:
Net income from continuing operations	$19,865	$12,663	$36,158	$15,719

Denominator—basic and diluted net income per share from continuing operations:
Weighted average shares used to compute basic net income per share from continuing operations	97,243	99,843	97,962	99,855
Effect of dilutive securities:
Common stock options	1,241	2,311	1,364	2,554

Total shares used in calculation of diluted net income per share from continuing operations	98,484	102,154	99,326	102,409

Basic net income per share from continuing operations	$0.21	$0.13	$0.37	$0.16

Diluted net income per share from continuing operations	$0.20	$0.13	$0.37	$0.16

For the three and six months ended June 30, 2005, approximately 10.9 million and 10.5 million shares and for the three and six months ended June 30, 2004, approximately 4.2 million and 3.9 million shares, respectively, relating to potentially dilutive securities such as stock options were excluded from the denominator in the computation of diluted net income per share from continuing operations because the option exercise price was greater than the average market price of the common stock and, accordingly, their inclusion would be antidilutive.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Consistent with the disclosure provisions of SFAS 123, the Company’s net income and basic and diluted net income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income—as reported	$19,992	$12,921	$36,390	$16,234
Add stock based compensation expensed during the period, net of tax effects	—	38	26	71
Less stock based compensation expense determined under fair value based method, net of tax effects	(5,553)	(4,878)	(10,913)	(8,198)

Net income—pro forma	$14,439	$8,081	$25,503	$8,107
Basic net income per share—as reported	$0.21	$0.13	$0.37	$0.16
Basic net income per share—pro forma	$0.15	$0.08	$0.26	$0.08
Diluted net income per share—as reported	$0.20	$0.13	$0.37	$0.16
Diluted net income per share—pro forma	$0.15	$0.08	$0.26	$0.08

The impact on pro forma net income per share and net income in the table above may not be indicative of the effect in future years as options vest over several years and the Company continues to grant stock options to new and current employees.

10. BUSINESS SEGMENT INFORMATION

The Company’s offerings are organized along four product lines: Video Communications, Voice Communications, Network Systems and Services. For reporting purposes, the Company aggregates Video Communications and Voice Communications into one segment named Communications and reports Network Systems and Services as separate segments. The segments are determined in accordance with how management views and evaluates the Company’s business and based on the aggregation criteria as outlined in SFAS 131. Future changes to this organizational structure or the business may result in changes to the reportable segments disclosed. A description of the types of products and services provided by each reportable segment is as follows:

Communications Segment

Voice and video communications products consist of desktop, conference room and meeting room products that enhance business communication.

Network Systems segment

Network Systems products provide a broad range of network infrastructure hardware and software to facilitate video, voice and data conferencing and collaboration to businesses, telecommunications service providers, and governmental and educational institutions.

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

Segment Revenue and Profit

A significant portion of each segment’s expenses arise from shared services and infrastructure that the Company has historically allocated to the segments in order to realize economies of scale and to use resources efficiently. These expenses include information technology services, facilities and other infrastructure costs and are generally allocated based upon headcount.

Segment Data

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution margin.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Asset data, with the exception of inventory, is not reviewed by management at the segment level. All of the products and services within the respective segments are generally considered similar in nature, and therefore a separate disclosure of similar classes of products and services below the segment level is not presented.

Financial information for each reportable segment was as follows as of and for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Communications	Network Systems	Services	Total
For the three months ended June 30, 2005:
Revenue	$102,308	$23,490	$16,887	$142,685
Contribution margin	49,365	8,383	5,396	63,144
As of June 30, 2005: Inventories	24,937	5,596	6,027	36,560

For the three months ended June 30, 2004:
Revenue	$91,551	$28,477	$13,799	$133,827
Contribution margin	43,359	11,086	3,265	57,710
As of June 30, 2004: Inventories	10,756	5,667	6,643	23,066

For the six months ended June 30, 2005:
Revenue	$198,832	$49,083	$32,288	$280,203
Contribution margin	97,221	17,723	10,062	125,006

For the six months ended June 30, 2004:
Revenue	$176,714	$49,919	$26,341	$252,974
Contribution margin	85,118	16,885	5,792	107,795

Segment contribution margin includes all product line segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, general and administrative costs, such as legal and accounting, acquisition-related costs, amortization of purchased intangibles, purchased in-process research and development, litigation reserves and payments, restructuring costs, interest income, net, gain (loss) on strategic investments, other income(expense), net and provision for income taxes.

The reconciliation of segment information to Polycom income from continuing operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Segment contribution margin	$63,144	$57,710	$125,006	$107,795
Corporate and unallocated costs	(42,115)	(35,900)	(82,514)	(69,503)
Acquisition related-costs	(62)	(356)	(128)	(1,181)
Amortization of purchased intangibles	(1,715)	(5,717)	(3,522)	(12,080)
Purchased in-process research and development	—	—	—	(4,600)
Litigation reserves and payments	65	—	93	—
Restructuring costs	10	—	10	—
Interest income, net	3,154	1,511	5,898	3,192
Gain (loss) on strategic investments	4,515	(6)	4,510	3
Other income (expense), net	191	(23)	132	(497)
Provision for income taxes	(7,322)	(4,556)	(13,327)	(7,410)

Income from continuing operations	$19,865	$12,663	$36,158	$15,719

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income	$19,992	$12,921	$36,390	$16,234
Change in unrealized loss on investments	744	(2,001)	—	(1,775)

Comprehensive income	$20,736	$10,920	$36,390	$14,459

12. INVESTMENTS:

The Company has investments in debt securities and also has strategic investments in private and public companies. The classification of these investments are as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at June 30, 2005:
Investments—Short-term:
U.S. Government securities	$18,800	$—	$(116)	$18,684
State and local governments	25,775	—	—	25,775
Corporate debt securities	37,963	158	(132)	37,989
Corporate equity securities	109	—	—	109

Total Investments – short-term	$82,647	$158	$(248)	$82,557

Investments—Long-term:
U.S. government securities	$163,937	$—	$(1,282)	$162,655
State and local governments	1,000	—	(12)	988
Corporate debt securities	146,415	7	(951)	145,471
Corporate equity securities	2	—	—	2
Non-transferable warrants in a public company	2	—	—	2

Total investments – long-term	$311,356	$7	$(2,245)	$309,118

Investments – privately-held companies	$7,510	$—	$—	$7,510

Balances at December 31, 2004:
Investments—Short-term:
U.S. Government securities	$13,826	$—	$(81)	$13,745
State and local governments	57,925	—	—	57,925
Corporate debt securities	46,339	—	—	46,339

Total Investments – short-term	$118,090	$—	$(81)	$118,009

Investments—Long-term:
U.S. government securities	$150,797	$4	$(1,285)	$149,516
State and local governments	1,000	—	(14)	986
Corporate debt securities	171,461	—	(1,065)	170,396
Non-transferable warrants in a public company	9	—	—	9

Total investments – long-term	$323,267	$4	$(2,364)	$320,907

Investments – privately-held companies	$7,372	$—	$—	$7,372

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses of our short and long-term investments with unrealized losses (in thousands), aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2005 and December 31, 2004:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of June 30, 2005:
U.S. Government securities	$53,807	$(539)	$87,181	$(859)	$140,988	$(1,398)
State and local governments	—	—	988	(12)	988	(12)
Corporate debt securities	95,256	(794)	52,506	(289)	147,762	(1,083)
Corporate equity securities	—	—	—	—	—	—

Total Investments	$149,063	$(1,333)	$140,675	$(1,160)	$289,738	$(2,493)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2004:
U.S. Government securities	$159,333	$(1,366)	$—	$—	$159,333	$(1,366)
State and local governments	987	(14)	—	—	987	(14)
Corporate debt securities	139,482	(902)	30,914	(163)	170,396	(1,065)

Total Investments	$299,802	$(2,282)	$30,914	$(163)	$330,716	$(2,445)

Debt Securities

The Company’s short-term and long-term investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate debt securities, some of which are invested in preferred utility stocks and auction rate securities. Investments are classified as short-term or long-term based on their original or remaining maturities and whether the securities represent the investment of funds available for current operations. Nearly all investments are held in the Company’s name at a limited number of major financial institutions. At June 30, 2005 and December 31, 2004, all of the Company’s investments were classified as available-for-sale and are carried at fair value based on quoted market prices at the end of the reporting period. With the exception of the non-transferable warrants identified below, unrealized gains and losses are recorded as a separate component of cumulative other comprehensive income in stockholder’s equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net. During the three and six months ended June 30, 2005, the Company recorded gross realized gains of less than $0.2 million and $0.3 million, respectively. During the three and six months ended June 30, 2005, the Company recorded no gross realized losses on the disposal of investments. During the three and six months ended June 30, 2004, the Company recorded no gross realized gains or losses on the disposal of investments. The unrealized loss balances in U.S. government obligations and public corporate debt securities as of June 30, 2005 were primarily caused by interest rate increases. Because the Company has the ability and intent to hold these debt securities until a recovery of fair value, which may be until maturity, it does not consider these debt securities to be other-than-temporarily impaired at June 30, 2005.

The Company’s investment policy limits the concentration of its investments in debt securities to an unlimited amount of U.S. Government and U.S. Government Agencies, a maximum of 4% in a single issuer for all other corporate debt securities and a maximum of 10% in any single money market fund. The policy also limits the percent of the Company’s portfolio held in these instruments to a minimum of 20% in U.S. Government and U.S. Government Agencies and no more than 25% to 75% of other corporate debt instruments depending on the debt classification. All of the Company’s debt securities must be rated by both Standard and Poor’s and Moody’s and must have a high quality credit rating. Because of the nature of the Company’s investment policy, the Company does not monitor industry classification of the investments other than commercial bank issues. The Company is in compliance with its investment policy at June 30, 2005.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Non-transferable Warrants in a Public Company

Also included in long-term investments are less than $0.1 million at June 30, 2005 and December 31, 2004 related to non-transferable warrants to purchase common stock of a publicly traded company. These warrants have no readily available fair market value and if exercised would represent less than 1% of the outstanding common stock of this public company. The Company adjusts the carrying value of these warrants to fair value each period using the Black Scholes option pricing model. Any gains or losses on these warrants are recorded in the Condensed Consolidated Statements of Operations in “Gain/(loss) on Strategic Investments.” During each of the three and six month periods ended June 30, 2005 and 2004, the Company recorded losses totaling less than $0.1 million related to these warrants.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. The Company reviews these investments for impairment when events or changes in circumstances indicate that impairment may exist and makes appropriate reductions in carrying value, if necessary. The Company evaluates a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At June 30, 2005 and December 31, 2004, these investments had a carrying value of $7.5 million and $7.4 million, respectively. In the six months ended June 30, 2005 and 2004, the Company made less than $0.1 million and $0.5 million in investments in privately held companies, respectively. In the three months ended June 30, 2005, a privately held company in which the Company held an investment with a carrying value of $0.4 million was sold, resulting in a gain of $4.5 million which is recorded in the Consolidated Statements of Operations in “Gain (Loss) on Strategic Investments”. The Company did not record any write-downs of existing investments in privately held companies during the three and six months ended June 30, 2005 and 2004. These investments are recorded in “Other assets” in the condensed consolidated balance sheets.

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

Pursuant to the Merger Agreement, Voyant shareholders received $108.9 million in cash. Approximately $12.9 million of the cash was placed into escrow to be held as security for losses incurred by the Company in the event of certain breaches of the representations and warranties covered in the Merger Agreement or certain other events. During the second quarter of 2004, the Company received $0.1 million from the escrow account related to certain working capital adjustments, reducing the purchase consideration from $125.5 million to $125.4 million. During the third quarter of 2004, the Company authorized the release of approximately $1.4 million of the escrow fund to the Voyant shareholders as certain prior sales tax liabilities had been resolved. During the second quarter of 2005, the Company received approximately $0.2 million from the escrow account related to certain losses incurred, reducing the purchase consideration from $125.4 million to $125.2 million. Also during the second quarter of 2005, the Company instructed the escrow agent to release approximately $10.7 million from the escrow fund to the Voyant shareholders. The remaining $0.4 million escrow amount will remain in escrow as security for sales tax liabilities until such liabilities are resolved.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Upon the acquisition, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date with the assistance of an independent appraisal. Voyant is reported as a part of the Company’s Network Systems and Services segments.

The accompanying condensed consolidated financial statements reflect a purchase price of approximately $125.2 million, consisting of cash, the fair value of options granted by Polycom in the acquisition, and other costs directly related to the acquisition as follows (in thousands):

Cash	$108,899
Fair value of options	14,079
Direct acquisition costs	2,192

Total consideration	$125,170

For purposes of computing the estimated fair value of options granted, the Black-Scholes option pricing model was used with the following assumptions: fair value of Polycom’s stock of $19.69, expected life of 3.2 years, risk free interest rate of 2.37%, expected dividend yield of 0% and volatility of 82%.

The following is a summary of the allocation of the purchase price (in thousands):

Tangible assets:
Current assets	$26,034
Property, plant and equipment	9,064
Other assets	448

Total tangible assets acquired	35,546

Liabilities:
Current liabilities	(8,998)
Long-term liabilities	(9,709)

Total liabilities assumed	(18,707)
In-process research and development	4,600
Goodwill	71,531
Other intangible assets consisting of:
Core technology	18,300
Patents	5,400
Customer relationships	4,800
Trade name and trademarks	1,800
Non-competition agreements	1,500
Order backlog	400

Total consideration	$125,170

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In accordance with SFAS 142, goodwill originating from the Voyant acquisition will not be amortized. Purchased intangible assets are being amortized on a straight-line basis over a period of three months to eight years. In general, the goodwill is not deductible for tax purposes. For the three and six month periods ended June 30, 2005, amortization associated with the purchased intangible assets totaled approximately $1.6 million and $3.1 million, respectively. For the three and six month periods ended June 30, 2004, amortization associated with the purchased intangible assets totaled approximately $1.6 million and $3.5 million, respectively.

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

14. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment (in thousands):

	Communications Segment	Network Systems Segment	Services Segment	Total
Balance at December 31, 2004	$250,157	$47,444	$54,971	$352,572
Less: Changes in fair value of assets acquired	—	(80)	(33)	(113)

Balance at June 30, 2005	$250,157	$47,364	$54,938	$352,459

The fair value adjustments during the six month period ended June 30, 2005 resulted from downward revisions to reserves based upon the payment of certain liabilities assumed and amounts received from the escrow account related to certain losses incurred, reducing the purchase consideration in the Voyant acquisition.

The following table presents details of the Company’s total purchased intangible assets as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005			December 31, 2004
Purchased Intangible Assets	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Core and developed technology	$42,278	$(29,700)	$12,578	$42,278	$(27,336)	$14,942
Patents	14,068	(10,348)	3,720	14,068	(9,788)	4,280
Customer and partner relationships	24,425	(20,525)	3,900	24,425	(20,225)	4,200
Trade name	2,821	(440)	2,381	2,821	(328)	2,493
Other	2,400	(1,586)	814	2,400	(1,400)	1,000

Total	$85,992	$(62,599)	$23,393	$85,992	$(59,077)	$26,915

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

The estimated future amortization expense of purchased intangible assets as of June 30, 2005 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2005	$3,195
2006	6,260
2007	5,760
2008	4,785
2009	825
Thereafter	1,650

Total	$22,475

15. ACQUISITION-RELATED COSTS AND LIABILITIES

For the three month periods ended June 30, 2005 and 2004 and for the six month periods ended June 30, 2005 and 2004, the Company recorded a charge to operations of less than $0.1 million, $0.4 million, $0.1 million and $1.2 million, respectively, for acquisition-related integration costs primarily related to the Voyant and PictureTel acquisitions. These charges include outside financial advisory, accounting, legal and consulting fees and other direct merger-related expenses. These charges include the cost of actions designed to improve the Company’s combined competitiveness, productivity and future profitability and primarily relate to the elimination of redundant and excess facilities and workforce in the Company’s combined businesses, and accounting and legal costs related to the liquidation of redundant facilities and legal entities.

The following table summarizes the status of the Company’s acquisition-related liabilities, restructuring and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits	Integration Costs, Merger Fees and Expenses
Balance at January 1, 2004	$25,687	$562	$153
Additions to the reserve	459	430	1,394
Release of reserve	(3,936)	(4)	—
Cash payments and other usage	(13,129)	(938)	(1,481)

Balance at December 31, 2004	9,081	50	66
Additions to the reserves	—	—	127
Cash payments and other usage	(4,095)	(50)	(188)

Balance at June 30, 2005	$4,986	$—	$5

The Company had approximately $2.7 million and $3.5 million, at June 30, 2005 and December 31, 2004, respectively, of acquisition-related reserves classified as long-term liabilities. Approximately $2.3 million and $5.7 million, at June 30, 2005 and December 31, 2004, respectively, of acquisition-related reserves were classified as current liabilities.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Severance and related benefits

The Company assumed liabilities related to severance totaling $14.4 million from the acquisitions of PictureTel, ASPI, and MeetU, which were fully paid by the end of 2004. As a result of the Voyant acquisition, the Company assumed additional liabilities related to severance totaling $0.4 million, which was paid or released by June 30, 2005.

Integration Costs, Merger Fees and Expenses

Merger-related transaction and period expenses for the three month periods ended June 30, 2005 and 2004 and for the six month periods ended June 30, 2005 and 2004 were less than $0.1 million, $0.4 million, $0.1 million and $1.2 million, respectively, and consisted of financial advisory, accounting, legal and consulting fees, and other direct merger-related expenses incurred in the period.

16. RESTRUCTURING COSTS

During the year ended December 31, 2004, management approved a restructuring plan for the Network Systems segment. The resulting actions are intended to improve the overall cost structure of the Network Systems segment by focusing resources on strategic areas of the business, streamlining certain engineering efforts and reducing operating expenses. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded charges of approximately $1.4 million for the year ended December 31, 2004. These charges consisted of severance and other employee termination benefits related to workforce reductions which affected less than 3 percent of the Company’s employees worldwide. Final payments and releases related to these charges were completed in May 2005.

The following table summarizes the status of the Company’s restructure reserves (in thousands):

	Severance and Related Benefits	Equipment	Total
Balance at January 1, 2004	$130	$—	$130
Additions to the reserve	1,050	337	1,387
Cash payments and other usage	(1,159)	(337)	(1,496)

Balance at December 31, 2004	$21	—	$21
Additions to the reserve	—	—	—
Cash payments and other usage	(21)	—	(21)

Balance at June 30, 2005	$—	$—	$—

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

17. INCOME TAXES

The Company’s overall effective tax rate for the three and six months ended June 30, 2005 was 27%, which resulted in a provision for income taxes of $7.4 million and $13.5 million, respectively. The overall effective tax rate for the three and six months ended June 30, 2004 was 26.7% and 32.2%, respectively, which resulted in a provision for income taxes of $4.7 million and $7.7 million, respectively. The increase in the effective tax rate for the three month period ended June 30, 2005 versus the year ago period was primarily the result of a relative decrease in foreign earnings which are subject to lower tax rates. The decrease in the effective tax rate for the six month period ended June 30, 2005 versus the year ago period was primarily the result of a decrease in purchased in-process research and development expense which is not deductible for tax purposes.

The Company is required to separately report its results from discontinued operations net of tax. This requires an intraperiod allocation of total tax expense between continuing operations and discontinued operations in accordance with the accounting rules. The Company’s tax rates may vary from quarter to quarter, depending on the results of operations. The Company’s continuing operations effective tax rate for the three and six months ended June 30, 2005 was 26.9%, which resulted in a corresponding provision for income taxes of $7.3 million and $13.3 million, respectively. The continuing operations effective tax rate for the three and six months ended June 30, 2004 was 26.5% and 32.0%, respectively, which resulted in a corresponding provision for income taxes of $4.6 million and $7.4 million, respectively.

On October 22, 2004, the American Jobs Creation Act (the “Act”) was signed into law. The Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. The Company may elect to apply this provision to qualifying earnings repatriations in 2005. The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress or the Department of Treasury provides additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. Until that time, the Company will make no changes in its current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries. The range of possible amounts of cash distributions related to unremitted earnings that the Company is considering for repatriation in 2005 under this provision is between zero and $175 million. The related potential range of income tax in 2005 is between zero and $13 million.

18. SHARE REPURCHASE PROGRAM

In June 2002 and August 2004, the Board of Directors approved plans to purchase up to 3.5 million shares and 10.0 million shares, respectively, of the Company’s common stock in the open market. As of June 30, 2005, the Company had purchased approximately 8.1 million shares in the open market, for cash of $125.4 million. These shares of common stock have been retired and reclassified as authorized and unissued. During the three and six months ended June 30, 2005 the Company purchased 1.6 million and 3.1 million shares, respectively, of its common stock in the open market for cash of $25.0 million and $50.0 million, respectively. During the three and six months ended June 30, 2004, the Company purchased 0.7 million shares in the open market for cash of $13.1 million. As of June 30, 2005, the Company had purchased all of the shares under the June 2002 repurchase plan and is authorized to purchase up to an additional 5.4 million shares under the August 2004 repurchase plan through August 2006.

19. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123 “ SFAS No. 123R supersedes APB Opinion 25, and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. SFAS No. 123R permits public companies to adopt its requirements using either the modified prospective method or the modified retrospective method. The prospective method requires that compensation expense be recorded for all unvested SBP’s beginning with the effective date of adoption and for all awards granted to employees after the effective date of adoption. The retrospective method includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS No. 123 either for all periods presented or prior interim periods in the year of adoption. The FASB originally stated a preference for a lattice model for determining fair value because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model, which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a particular valuation methodology. The Company is currently evaluating which methodology it will use to determine fair value upon adoption of SFAS 123R.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On March 29, 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations, and provides interpretations of the valuation of share-based payments for public companies. SAB 107 covers key topics related to the implementation of SFAS No. 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. The Company expects SAB No. 107 will have a material impact on its results of operations upon its adoption of SFAS No. 123R in the first quarter of 2006.

On April 14, 2005, the Securities and Exchange Commission announced that the SFAS No. 123R’s effective date was extended to annual periods beginning after June 15, 2005. The Company expects to adopt this new standard on January 1, 2006.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than an operation cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. Total cash flow will remain unchanged from cash flow as it would have been reported under prior accounting rules.

As permitted under SFAS No. 123, the Company currently accounts for SBP’s to employees using APB Opinion 25’s intrinsic value method. As a consequence, the Company generally does not recognize compensation expense related to stock options and purchases under the Company’s Employee Stock Purchase Plan. Although the adoption of SFAS No. 123R will not have an adverse impact on the Company’s balance sheet or total cash flows, it will affect its net income and diluted earnings per share. The actual effects of adopting SFAS No. 123R will depend on numerous factors, including the amount of SBP’s granted in the future, the valuation model the Company uses to value future SBP’s to employees, and the estimated forfeiture rate.

In June 2005 the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, (SFAS 154) a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flow.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS, OPERATING COSTS AND EXPENSES AND OUR CHANNEL INVENTORY LEVELS, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “OTHER FACTORS AFFECTING FUTURE OPERATIONS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004.

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

On January 5, 2004, we completed our acquisition of Voyant Technologies, Inc., or Voyant, pursuant to the terms of an Agreement and Plan of Merger dated as of November 21, 2003. Voyant designs and delivers group voice communication solutions and is a part of our Network Systems and Services segments. Our consolidated financial results for the three and six months ended June 30, 2005 and 2004, include the Voyant acquisition, which is included in our consolidated financial position, results of operations and cash flows from January 5, 2004, the date of acquisition.

Revenues were $142.7 million and $280.2 million for the three and six months ended June 30, 2005, respectively, as compared to $133.8 million and $253.0 million for the three and six months ended June 30, 2004, respectively. The increase in revenues principally reflects increased sales of our voice communication products, and to a lesser extent, increases in video communications products and service revenues, partially offset by decreased sales of our network system products. In addition, during the six months ended June 30, 2005, we generated approximately $40.9 million in cash flow from operating activities. However, our total cash and cash equivalents only increased by approximately $34.8 million, as a result of other investing and financing activities as described in further detail under “Liquidity and Capital Resources.”

Competition that we face in the communications market is intense and, in particular, we noted a softening in North America, Europe and Latin America sales in the first quarter of 2005, and in North America sales in the fourth quarter of 2004. Additionally, we have noted additional competitors and increased pricing pressure in China, India and other parts of Asia which contributed to sales in Asia being approximately flat in the first and second quarters of 2005 as compared to the first and second quarters of 2004. Whether this softening was due to stiffer competition in the regions or due to other external factors that are difficult to predict, if such trends continue, our financial results may be adversely impacted.

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

The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment. The discussion of our segment operating results is presented for the three and six month periods ended June 30, 2005 and 2004, including Voyant’s results of operations from January 5, 2004.

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
Product revenues	88%	90%	88%	90%
Service revenues	12%	10%	12%	10%

Total revenues	100%	100%	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	35%	33%	34%	33%
Cost of service revenues as a % of service revenues	60%	68%	61%	70%

Total cost of revenues	38%	37%	37%	37%

Gross profit	62%	63%	63%	63%

Operating expenses:
Sales and marketing	25%	23%	25%	23%
Research and development	16%	18%	16%	18%
General and administrative	6%	6%	7%	7%
Acquisition-related costs	0%	0%	0%	0%
Amortization of purchased intangibles	1%	4%	1%	5%
Purchased in-process research and development	0%	0%	0%	2%
Litigation reserves and payments	0%	0%	0%	0%
Restructuring costs	0%	0%	0%	0%

Total operating expenses	48%	51%	49%	55%

Operating income	14%	12%	14%	8%
Interest income, net	2%	1%	2%	1%
Gain on strategic investments	3%	0%	2%	0%
Other expense, net	0%	0%	0%	0%

Income from continuing operations before provision for income taxes	19%	13%	18%	9%
Provision for income taxes	5%	3%	5%	3%

Income from continuing operations	14%	10%	13%	6%
Income from discontinued operations, net of taxes	0%	0%	0%	0%
Gain from sale of discontinued operations, net of taxes	0%	0%	0%	0%

Net income	14%	10%	13%	6%

Revenues

        Total revenues for the three months ended June 30, 2005 were $142.7 million, an increase of $8.9 million, or 7%, over the same period of 2004. The increase was due in large part to increased sales of our voice communication products and, to a lesser extent, increased video communication product sales and service revenues, partially offset by decreased sales of our network system products. Voice communications revenues increased to $34.7 million for the three months ended June 30, 2005 from $26.5 million in the same period of 2004, primarily as a result of increases in sales volumes of our Circuit Switch and to a lesser extent our Voice-over-IP products. Video communications revenues increased to $67.6 million for the three months ended June 30, 2005 from $65.0 million in the same period of 2004, primarily due to an increase in sales of our ViewStation/VSX product line including the VSX3000 and V500 products. Video communications revenues increased over the prior year primarily as a result of increased volumes. Revenues from our Network Systems products for the three months ended June 30, 2005 decreased to $23.5 million for the three months ended June 30, 2005 from $28.5 million in the same period of 2004, due primarily to decreases in our audio network system and video network system revenues caused by decreased upgrades and lower average selling prices, partially offset by increased volumes. Services revenues increased to $16.9 million for the three months ended June 30, 2005 from $13.8 million in the same period of 2004, primarily due to increased network system and video services, which were partially offset by decreases in iPower-related services.

Total revenues for the six months ended June 30, 2005 were $280.2 million, an increase of $27.2 million, or 11%, over the same period of 2004. The increase was due in large part to increased sales of our video and voice communication products and increases in service revenues slightly offset by decreased sales of our network system products. Video communications revenues increased to $136.0 million for the six months ended June 30, 2005 from $127.9 million in the same period of 2004, due to an increase in sales of our ViewStation/VSX product line including the VSX3000 and V500 products, which did not begin shipping until the second quarter of 2004. Video communications revenues increased over the year ago period primarily as a result of increased volumes. Voice communications revenues increased to $62.8 million for the six months ended June 30, 2005 from $48.8 million in the same period of 2004, primarily as a result of increases in sales volumes of our Circuit Switch and Voice-over-IP products. Revenues from our Network Systems products for the six months ended June 30, 2005 decreased from the same period of 2004 from $49.9 million to $49.1 million, due primarily to decreases in video network system revenues caused by decreased upgrades and lower average selling prices, partially offset by increased volumes. Services revenues increased to $32.3 million for the six months ended June 30, 2005, from $26.3 million in the same period of 2004, primarily due to increased network system and video services, which were partially offset by decreases in iPower-related services.

International sales, or revenues outside of the U.S. and Canada, accounted for 43% and 40% of total revenues for the three months ended June 30, 2005 and 2004, and accounted for 43% of total revenues for each of the six months ended June 30, 2005 and 2004. On a regional basis, North America, Europe and Latin America revenues increased 2%, 24%, and 60%, respectively, while Asia remained flat for the three months ended June 30, 2005, as compared to the same period in 2004. North America, Europe and Latin America revenues increased 11%, 18%, and 43%, respectively, while Asia remained flat for the six months ended June 30, 2005 as compared to the same period in 2004. North America revenues increased in both the three and six month comparable periods as a result of increased revenues in the Communications segment, including increases in voice and video communication product revenues, and increased revenues in the Services segment partially offset by decreased revenues in the Network Systems segment. Europe revenues increased in both the three and six month comparable periods as a result of increased revenues in the Communications and Services segments. Europe revenues from the Network Systems segment increased slightly for the three months ended June 30, 2005, as compared to the same period in 2004 and decreased slightly for the six months ended June 30, 2005, as compared to the same period in 2004. Latin America revenues increased in both the three and six month comparable periods as a result of increased revenues in all of the segments, including increases in both voice and video communication product revenues. Asia Pacific revenues remained flat in both the three and six month comparable periods as a result of increased revenues in the Services segment offset by decreases in the Communications and Network Systems segments. The decreased Asia Pacific revenues in the Communications segment were primarily a result of decreases in video communications product revenues partially offset by increases in voice product revenues.

We anticipate that international sales will continue to account for a significant portion of total revenues for the foreseeable future, and we plan to continue our expansion in Asia Pacific and Europe. International sales, however, are subject to certain inherent risks, including potential economic weakness in international markets, political instability, any adverse economic impact of terrorist attacks and incidents and any military response to those attacks, war or other hostilities, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in staffing and managing foreign operations, longer payment cycles, and difficulty in collecting accounts receivable. Significant adverse changes in currency exchange rates, as happened in the European market in 2000 and in the Asian market in late 1997, could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country. Recent changes announced by the People’s Bank of China that adjusted the exchange rate to no longer be linked to the US dollar could cause our revenues in China to fluctuate depending upon changes in the underlying rate. Further, international revenues may fluctuate as a percentage of total revenues in the future as we introduce new products since we expect to initially introduce these products in North America, and also, because of the additional time required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, especially in our core European markets of France, Germany and the United Kingdom, our business could be harmed. For example, revenues in Asia decreased sequentially in the second quarter of 2005 as compared to the first quarter of 2005, and decreased sequentially in the third quarter of 2004 as compared to the second quarter of 2004 . Revenues in Europe and Asia decreased sequentially in the first quarter of 2005 as compared to the fourth quarter of 2004 and in the second quarter of 2004 as compared to the first quarter of 2004. We cannot make assurances that we will be able to maintain or increase international market demand for our products. Additionally, to date, a substantial majority of our international sales have been denominated in U.S. currency. However, we are likely to move to international sales in certain countries being denominated in local currencies in the future and, as a result, these transactions would be subject to currency fluctuation impacts which could adversely affect our financial results.

No one customer accounted for more than 10% of our Communications segment revenues for the three months ended June 30, 2005 and the three and six months ended June 30, 2004. For the six months ended June 30, 2005, our Communications segment had one customer that represented approximately 10% of Communications segment product revenues. This customer is a channel partner, and we believe it is unlikely that the loss of this or any other channel partner would have a material adverse affect on consolidated revenues as we believe end-users would likely purchase our communications products from a different channel partner. For the three months ended June 30, 2005, our Network Systems segment had one customer that represented approximately 12% of Network Systems segment product revenues. This customer is an end user of our audio network products, a product line resulting from the Voyant acquisition, and the revenues in this segment from end users are subject to more variability than our segment revenues from our reseller customers. The loss of one or more of the audio network system customers in the Network Systems segment could have a material impact on our consolidated revenues. For the three and six months ended June 30, 2004, our Network Systems segment had two customers that together represented approximately 27% and 22% of revenues, respectively. One of these customers is a channel partner, and the other customer is an end user of our audio network services. No one customer accounted for more than 10% of our total net revenues or our Services segment revenues for the three and six months ended June 30, 2005 and 2004.

In January 2005, we made a change to our co-op marketing program that we provide to our channel partners that has generally resulted in co-op funds being treated as a marketing expense rather than as a revenue reduction as it was previously. This change has affected how our partners utilize and claim credit for eligible marketing activities and is intended to better leverage our collective marketing efforts. As a result of this change, revenues, gross profit and marketing expenses increased during the three and six months ended June 30, 2005 by $2.5 million and $4.8 million, respectively, that would have previously been reported as a reduction of revenues. This change had no effect on our net income or cash flows. For the three and six months ended June 30, 2004, we recorded approximately $2.6 million and $4.9 million, respectively, for co-op marketing programs as a reduction of revenues. Had the co-op marketing program changes been in effect for the three and six months ended June 30, 2004, revenues, gross profit and marketing expenses would have increased by approximately that amount.

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

In 2004 and 2005, we launched several new product offerings. While we believe we have taken the appropriate measures to educate and train our channel partners, there is a risk that the launch of these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any product until they determine if these new products are more desirable products than our existing products. Such delays in purchases of these new products could adversely affect our revenues, gross margins and operating results. We intend to continue to introduce new products, such as our VSX product family, V500, SoundStation 2, SoundStation 2W, PVX, Voice Video Interface Unit (V2IU), QSX and ReadiSeries products. In addition, weakness in the end-user market for any of our products could negatively affect the revenue and cash flow of our channel partners who could, in turn, delay orders and delay paying their obligations to us. This could harm our revenues, profitability, financial condition and cash flow. Periodically, we implement changes to our partner strategy and contracts which may continue to result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with even more direct interaction between us and end-user customers. These changes may cause additional disruptions in our channels and negatively impact revenue growth in the near term. In addition, Audio Network Systems products add an additional level of complexity to our operations as a result of the direct sales strategy of Audio Network Systems products to service provider customers, as compared to our traditional use of channel partners to fulfill product orders, and may adversely impact our revenues if we do not execute successfully on this direct sales strategy. Also, Audio Network Systems products revenue is concentrated with a few large customers, and the loss of one or more of these customers could negatively impact our revenues. In addition, the majority of Network Systems product orders are received in the last month of a quarter, typically the last few weeks of that quarter, and thus the unpredictability of the receipt of these orders could negatively impact our future results.

Revenues for any particular quarter are difficult to predict with any degree of certainty. We typically ship products within a short time after we receive an order, and, therefore backlog has not been a good indicator of future revenues. As of June 30, 2005, we had $24.0 million of order backlog as compared to $32.2 million at June 30, 2004. We include in backlog open product orders which we expect to ship or services which we expect to bill and record revenue for in the following quarter. Once billed, unrecorded service revenue is included in deferred revenue. In the second and third quarters of 2004, we ended the quarter with a more significant amount of order backlog than our historical experience, principally as a result of a new channel strategy, the establishment of product lead times to maximize our inventory efficiency, our acquisition of Voyant in the first quarter of 2004, and our focus on operational efficiencies in the logistics area. We believe that the current level of backlog will continue to fluctuate and is dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly, increased deferred revenue associated with our VSX products and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline from current levels.

Cost of Revenues

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2005	June 30, 2004	Increase (Decrease)		June 30, 2005	June 30, 2004	Increase (Decrease)
Product Cost of Revenues	$43,586	$39,905	9%		$84,968	$74,968	13%
% of Product Revenues	35%	33%	2	pts	34%	33%	1	pt
Service Cost of Revenues	$10,066	$9,332	8%		$19,691	$18,396	7%
% of Service Revenues	60%	68%	(8	) pts	61%	70%	(9	) pts
Total Cost of Revenues	$53,652	$49,237	9%		$104,659	$93,364	12%
% of Total Revenues	38%	37%	1	pt	37%	37%	—

Cost of Product Revenues

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization costs, tooling depreciation, warranty expense, freight expense, royalty payments and an allocation of overhead expenses, including facilities and IT costs. Generally, network systems products have a higher gross margin than our communication products. Overall, product gross margins decreased for the three and six months ended June 30, 2005, as compared to the comparable period in the prior year. Video communication gross margins increased slightly for the three months ended June 30, 2005 due to manufacturing cost improvements offsetting declines in average selling prices and the change in mix toward lower margin products. Video communication gross margins decreased for the six months ended June 30, 2005 over the comparable period in 2004, primarily as a result of declines in average selling prices and the change in mix toward lower margin products. Voice communication gross margins increased in both the three and six month periods ended June 30, 2005 over the comparable periods in 2004. The increase in voice margins was due to increased revenues and relatively fixed overhead costs, as well as lower freight costs versus the comparable period in the prior year. Gross margins in the network systems product line decreased in both the three and six month periods ended June 30, 2005 over the comparable periods in 2004. Network systems gross margins were negatively impacted by a decrease in revenue from upgrades and lower average selling prices compared to the prior year, which was partially offset by an increase in sales volume.

Cost of Service Revenues

Cost of service revenues consists primarily of material and direct labor, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our product gross margins. Overall, service gross margins increased for the three and six months ended June 30, 2005, as compared to the comparable periods in the prior year, as a result of revenue increasing at a faster pace than relatively fixed service costs.

Forecasting future gross margin percentages is difficult, and there are a number of risks associated with maintaining our current gross margin levels. For example, uncertainties surrounding revenue levels and related production level variances, competition, changes in technology, changes in product mix, fluctuations in average selling prices of our products and services, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs and timing of sales over the next few quarters can cause our cost of revenues percentage to vary significantly. In addition, with improvement in the economy, we may experience higher prices on commodity components that are included in our products, such as the cost increases for memory devices used in many of our products we experienced in 2004. In addition, most, if not all of our future products may also have one year of service included with the product, thereby potentially impacting product gross margins negatively, depending on the pricing model we establish for those products. Additionally, our iPower products, VoIP products and other desktop products have significantly higher costs as a percentage of revenues than our network systems, ViewStation, VSX and SoundStation products. Accordingly, any significant revenue growth in our iPower, VoIP and other desktop products, or a decline in revenue associated with network systems, ViewStation and SoundStation products will have a negative effect on our gross margins. Also, we may reduce prices on our products in the future for competitive reasons, as a result of a difficult economy, or to stimulate demand, such as occurred in the first quarter of 2003 with certain SoundStation products, which could increase our cost of revenues percentage. There is the risk that any of these potential price reductions would not offset competitive pressures or stimulate demand. In addition, cost variances associated with the manufacturing ramp of new products, or the write-off of initial inventory purchases due to product launch delays or the lack of market acceptance of our new products such as our VSX product family, V500, SoundStation 2, SoundStation 2W, PVX, V2IU, QSX and ReadiSeries products or any other new product under development could occur, which would increase our cost of revenues percentage in any quarter. In addition to the uncertainties listed above, cost of revenues as a percentage of revenues may increase due to a change in our mix of distribution channels and the mix of international versus North American revenues.

Sales and Marketing Expenses

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2005	June 30, 2004	Increase		June 30, 2005	June 30, 2004	Increase
Expenses	$36,012	$30,292	19%		$70,227	$58,738	20%
% of Revenues	25%	23%	2	pts	25%	23%	2	pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, advertising and promotional expenses, product marketing, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct marketing expenses, are not allocated to our segments. Additionally, in January 2005, we made a change to our co-op marketing program that we provide to our channel partners that resulted in the co-op marketing funds generally being treated as a marketing expense rather than as a revenue reduction as it was previously. This change has affected how our partners utilize and claim credit for eligible marketing activities and is intended to better leverage our collective marketing efforts. As a result of this change, revenues, gross profit and marketing expenses each increased during the three and six months ended June 30, 2005 by $2.5 million and $4.8 million, respectively, that would have previously been a reduction of revenues. For the three and six months ended June 30, 2004, we recorded approximately $2.6 million and $4.9 million, respectively for co-op marketing programs as a reduction of revenues. Had the co-op marketing program changes been in effect for the three and six months ended June 30, 2004, revenues, gross profit and marketing expenses would have increased by approximately that amount. Excluding the effect of the co-op marketing change, sales and marketing expense as a percentage of revenue increased by 1% for the three months ended June 30, 2005 and was essentially flat for the six months ended June 30, 2005 as compared to the comparable periods in 2004. The increase in absolute dollars in the three and six months ended June 30, 2005 over the same periods last year was due primarily to an increase in our sales headcount due to overall expansion of our sales effort, increased trade show and marketing event activities, an increase in sales commissions as a result of increased sales volume and the change to our co-op marketing program discussed above. This was partially offset by reduced spending on outside marketing services due to our consolidating these services to fewer vendors.

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

Research and Development Expenses

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2005	June 30, 2004	Decrease		June 30, 2005	June 30, 2004	Decrease
Expenses	$22,615	$23,717	(5)%		$44,457	$45,743	(3)%
% of Revenues	16%	18%	(2	) pts	16%	18%	(2	) pts

Research and development expenses are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. The decrease in research and development expenses as a percentage of revenues for the three and six months ended June 30, 2005, as compared to the comparable periods in 2004 is due primarily to the increase in revenues over the same period last year. The decrease in absolute dollars for the three and six months ended June 30, 2005 over the same periods last year was primarily due to decreased headcount and headcount-related expenses. Decreases in research and development expenses occurred for the network systems and video product lines in the three and six months ended June 30, 2005 as compared to the same periods in the prior year, while research and development expenses increased for the voice product line. Research and development expenses will fluctuate from period to period depending upon the timing and phases of new product development activities.

We are currently investing research and development resources to enhance and upgrade the products that comprise our unified collaboration communications solutions, which encompasses products in our Communications and Network Systems segments. We anticipate expending a greater proportion of our research and development resources on the development of our software and infrastructure products, which are included in the Network Systems segment, to enhance the integration and interoperability of our entire product suite.

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

General and Administrative Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2005	June 30, 2004	Increase	June 30, 2005	June 30, 2004	Increase
Expenses	$9,377	$8,771	7%	$18,368	$16,837	9%
% of Revenues	6%	6%	—	7%	7%	—

General and administrative expenses consist primarily of compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments. As a percentage of revenues, general and administrative expenses remained flat for the three and six months ended June 30, 2005 as compared to the comparable periods in 2004, due to the increase in revenues versus the year ago periods. The increase in spending in absolute dollars in general and administrative in the three and six months ended June 30, 2005 over the comparable periods in the prior year was primarily the result of higher costs associated with increased infrastructure costs and outside services, including increased costs associated with recruiting fees and increased audit and other fees. This was partially offset by decreased legal fees and insurance costs. For the three and six months ended June 30, 2005 the increase in infrastructure costs and outside services accounted for $0.6 million and $1.4 million of the increase, respectively, which was partially offset by decreases of $0.2 million and $0.5 million, respectively, in legal expense. The remaining change related to numerous smaller items.

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

Acquisition-Related Costs

We recorded charges to operations of less than $0.1 million and $0.4 million in the three months ended June 30, 2005 and 2004, and $0.1 million and $1.2 million in the six months ended June 30, 2005 and 2004, respectively, for integration costs primarily related to the Voyant and PictureTel acquisition. These charges include outside financial advisory, accounting, legal and consulting fees and other direct merger-related expenses. These charges include the cost of actions designed to improve our combined competitiveness, productivity and future profitability and primarily relate to the elimination of redundant and excess facilities and workforce in our combined businesses, and accounting and legal costs related to the liquidation of redundant facilities and legal entities. If we acquire additional businesses in the future, we may incur material acquisition expenses related to those transactions.

Amortization of Purchased Intangibles

In the three months ended June 30, 2005 and 2004, we recorded $1.7 million and $5.7 million, respectively, and in the six months ended June 30, 2005 and 2004, we recorded $3.5 million and $12.1 million, respectively, in amortization of purchased intangibles related to the PictureTel, Circa, ASPI, MeetU and Voyant acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives which range from several months to six years. The decrease in absolute dollars for the three and six months ended June 30, 2005 as compared to 2004 is due to the purchased intangibles related to PictureTel, Circa and ASPI becoming fully amortized as of December 31, 2004 as well as a portion of MeetU becoming fully amortized as of April 30, 2005.

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

Litigation Reserves and Payments

In the second quarter of 2005 we released the remaining reserve that was recorded in the fourth quarter of 2004 related to a distributor claim. In the first quarter of 2005 we released a reserve that was recorded in the third quarter of 2004 related to a tentative settlement of one employment claim.

Restructuring Costs

In the second quarter of 2005 we released the remaining reserve that was recorded in the third and fourth quarters of 2004 related to the restructuring of our Network Systems segment as all actions were completed.

Interest Income, Net

Interest income, net, consists of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts and imputed interest expense related to the present value of costs associated with closing facilities as part of the PictureTel acquisition and related integration plan. Imputed interest expense was $0.1 million and $0.3 million for the three and six months ended June 30, 2005 and $0.5 million and $1.0 million for the three and the six months ended June 30, 2004, respectively. Interest income, net of interest expense, was $3.2 million and $5.9 million for the three and six months ended June 30, 2005 and $1.5 million and $3.2 million for the three and six months ended June 30, 2004, respectively. Interest income increased for the three and six months ended June 30, 2005 over the comparable periods in the prior year primarily due to higher average interest rate returns as well as lower average cash and investment balances in the first quarter of 2004 due to the purchase of Voyant in January 2004. Average interest rate returns on our cash and investments were 2.61% in the second quarter of 2005 compared to 1.61% for the second quarter of 2004. Average interest rate returns on our cash and investments were 2.50% in the first half of 2005 compared to 1.68% for the first half of 2004. Interest income, net could fluctuate for the remainder of 2005 due to movement in our cash balances and changes in interest rates in 2005 related to monetary policy actions, if any, taken by the United States Federal Reserve Board.

Gain (Loss) on Strategic Investments

For strategic reasons, we have made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. We evaluate a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At June 30, 2005 and December 31, 2004, these investments had a carrying value of $7.5 million and $7.4 million, respectively. In each of the six months ended June 30, 2005 and 2004, we made $0.5 million investments in privately held companies. In the three months ended June 30, 2005, a privately held company in which we held an investment with a carrying value of $0.4 million was sold, resulting in a gain of $4.5 million which is recorded in the Consolidated Statements of Operations in “Gain (Loss) on Strategic Investments”. We did not record any write-downs of existing investments in privately held companies during the three and six months ended June 30, 2005 and 2004. These investments are recorded in “Other assets” in our condensed consolidated balance sheets.

Also included in long-term investments are non-transferable warrants to purchase common stock of a publicly traded company. We view these warrants as part of our strategic investments. These warrants have no readily available fair market value and if exercised would represent less than 1% of the outstanding common stock of this public company. We adjust the carrying value of these warrants to fair value each period using the Black Scholes option pricing model. Any gains or losses on these warrants are recorded in the Condensed Consolidated Statements of Operations in “Gain (loss) on Strategic Investments.” During each of the three and six month periods ended June 30, 2005 and 2004, we recorded a loss totaling less than $0.1 million related to these warrants. The loss for the six months ended March 31, 2004 was more than offset by a partial payment received as a result of the acquisition of one of our previously written off investments in a private company, resulting in an overall gain for the period of less than $0.1 million.

Provision for Income Taxes

Our overall effective tax rate for the three and six months ended June 30, 2005 was 27%, which resulted in a provision for income taxes of $7.4 million and $13.5 million, respectively. The overall effective tax rate for the three and six months ended June 30, 2004 was 26.7% and 32.2%, respectively, which resulted in a provision for income taxes of $4.7 million and $7.7 million, respectively. The increase in the effective tax rate for the three month period ended June 30, 2005 versus the year ago period was primarily the result of a relative decrease in foreign earnings which are subject to lower tax rates. The decrease in the effective tax rate for the six month period ended June 30, 2005 versus the year ago period was primarily the result of a decrease in purchased in-process research and development expense which is not deductible for tax purposes.

We are required to separately report our results from discontinued operations net of tax. To do this requires an intraperiod allocation of total tax expense between continuing operations and discontinued operations in accordance with the accounting rules. Our tax rates may vary from quarter to quarter, depending on the results of operations. Our continuing operations effective tax rate for the three and six months ended June 30, 2005 was 26.9%, which resulted in a corresponding provision for income taxes of $7.3 million and $13.3 million, respectively. The continuing operations effective tax rate for the three and six months ended June 30, 2004 was 26.5% and 32.0%, respectively, which resulted in a corresponding provision for income taxes of $4.6 million and $7.4 million, respectively.

On October 22, 2004, the American Jobs Creation Act (the “Act”) was signed into law. The Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. We may elect to apply this provision to qualifying earnings repatriations in 2005. We have started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Department of Treasury provides additional clarifying language on key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. Until that time, we will make no changes in our current intention to indefinitely reinvest accumulated earnings of our foreign subsidiaries. The range of possible amounts of cash distributions related to unremitted earnings that we are considering for repatriation in 2005 under this provision is between zero and $175 million. The related potential range of income tax in 2005 is between zero and $13 million, which would adversely impact our earnings this year.

Segment Information

A description of our products and services, as well as quarter-to-date financial data, for each segment can be found in Note 10 to the Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three and six months ended June 30, 2005 and 2004.

Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, general and administrative costs, such as legal and accounting, acquisition-related costs, amortization of purchased intangible assets, purchased in-process research and development costs, restructuring costs, litigation reserves and payments, restructuring costs, interest income, net, gain (loss) on strategic investments, other income (expense), net, and provision for income taxes.

Communications

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2005	June 30, 2004	Increase		June 30, 2005	June 30, 2004	Increase
Revenue	$102,308	$91,551	12%		$198,832	$176,714	13%
Contribution margin	$49,365	$43,359	14%		$97,221	$85,118	14%
Contribution margin as % of communication revenues	48%	47%	1	pt	49%	48%	1	pt

Revenues from our Communications segment for the three and six months ended June 30, 2005 increased 12% and 13%, respectively, over the same periods of 2004, due to increased sales volumes of both our video and voice communications products. Video communications revenues, which accounted for 3 percentage points and 5 percentage points of the overall increase, respectively, increased to $67.6 million and $136.0 million for the three and six months ended June 30, 2005, respectively, from $65.0 million and $127.9 million, respectively, in the same periods of 2004, primarily due to an increase in sales volumes of our ViewStation/VSX product line, including the VSX3000 and V500 which were first sold in the second quarter of 2004. Voice communications revenues, which accounted for 9 percentage points and 8 percentage points of the overall increase, respectively, increased to $34.7 million and $62.8 million, respectively, for the three and six months ended June 30, 2005, respectively, from $26.5 million and $48.8 million, respectively, in the same periods of 2004, primarily as a result of increases in sales volumes of our Circuit Switch and Voice-over-IP products. International revenues, or revenues outside of Canada and the U.S., accounted for 45% and 46% of total Communications segment revenues for the three and six months ended June 30, 2005 and 44% and 47% of total Communications segment revenues for the three and six months ended June 30, 2004, respectively. For the six months ended June 30, 2005, our Communications segment had one customer that represented approximately 10% of Communications segment product revenues. This customer is a channel partner, and we believe it is unlikely that the loss of this or any other channel partner would have a material adverse affect on consolidated revenues as we believe end-users would likely purchase our communications products from a different channel partner. No one customer accounted for more than 10% of our Communications segment revenues for the three months ended June 30, 2005 and the three and six months ended June 30, 2004.

The increase in contribution margin for the three months ended June 30, 2005 as compared to the comparable period in 2004 is due to slightly higher gross margins on voice and video communication products as well as decreases in both video and voice communications direct engineering spending as a percentage of revenues. Gross margins improved slightly for the three months ended June 30, 2005 as compared to the same period in 2004 on the video and voice communications products due to increased revenues as well as manufacturing cost improvements and reduced shipping costs, partially offset by a change in mix towards lower margin products in the video communications segment. The increase in contribution margin for the six months ended June 30, 2005 as compared to the comparable period in 2004 is due to higher gross margins on voice communication products as well as decreases in both video and voice communications research and development spending as a percentage of revenues, partially offset by lower gross margins on video communication products. Gross margins improved for the six months ended June 30, 2005 as compared to the same period in 2004 for the voice communications products due to increased revenues as well as manufacturing cost improvements and reduced freight costs. Gross margins decreased in the six months ended June 30, 2005 as compared to the same period in 2004 on video communications products due to a change in mix towards lower margin products, partially offset by manufacturing cost improvements. Direct marketing and engineering spending will fluctuate from quarter to quarter depending upon the timing of product launches and marketing programs.

Network Systems

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2005	June 30, 2004	Decrease		June 30, 2005	June 30, 2004	Increase (Decrease)
Revenue	$23,490	$28,477	(18)%		$49,083	$49,919	(2)%
Contribution margin	$8,383	$11,086	(24)%		$17,723	$16,885	5%
Contribution margin as % of network systems revenues	36%	39%	(3	)pts	36%	34%	2	pts

Revenues from our Network Systems segment for the three and six months ended June 30, 2005 decreased 18% and 2%, respectively, over the comparable periods of 2004, due primarily to decreased sales of our audio network systems and video network systems. This was primarily caused by decreased upgrades and average selling prices, partially offset by increased volumes. International revenues, or revenues outside of Canada and the U.S., accounted for 42% and 37% of total Network Systems revenues for the three and six months ended June 30, 2005 and 33% and 36% of total Network Systems revenues for the three and six months ended June 30, 2004, respectively. The increase in international Network Systems revenues as a percentage of Network Systems revenues for the three and six months ended June 30, 2005 as compared to the same periods in 2004 is due primarily to the decrease in video network system revenues in North America as well as decreases in our audio network system revenues which are predominately in North America. For the three months ended June 30, 2005, our Network Systems segment had one customer that represented approximately 12% of Network Systems segment product revenues. This customer is an end user of our audio network products, a product line resulting from the Voyant acquisition, and the revenues in this segment from end users are subject to more variability than our segment revenues from our reseller customers. The loss of one or more of the audio network system customers in the Network Systems segment could have a material impact on our consolidated revenues. No customer accounted for more than 10% of Network Systems segment product revenues for the six months ended June 30, 2005. For the three and six months ended June 30, 2004, our Network Systems segment had two customers that together represented approximately 27% and 22% of revenues, respectively. One of these customers is a channel partner, and we believe it is unlikely that the loss of any one channel partner would have a material adverse affect on consolidated revenues as we believe end-users would likely purchase our network systems products from a different channel partner. The other customer is an end user of our audio network services.

The contribution margin for the three months ended June 30, 2005 decreased as compared to the year ago period, with decreased gross margins due to unfavorable mix and decreases in average selling prices, partially offset by decreases in direct marketing and engineering spending. The increase in contribution margin in the Network Systems segment for the six months ended June 30, 2005 as compared to the comparable 2004 period, is due primarily to decreased engineering expenses, which were partially offset by decreased gross margins due to decreased average selling prices.

Services

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2005	June 30, 2004	Increase		June 30, 2005	June 30, 2004	Increase
Revenue	$16,887	$13,799	22%		$32,288	$26,341	23%
Contribution margin	$5,396	$3,265	65%		$10,062	$5,792	74%
Contribution margin as % of services revenues	32%	24%	8	pts	31%	22%	9	pts

Revenues from our Services segment for the three and six months ended June 30, 2005 increased 22% and 23% over the same periods of 2004, respectively, due to increased network system and video services, which were partially offset by decreases in iPower-related services. International revenues, or revenues outside of Canada and the U.S., accounted for 31% of total Service revenues for both the three and six months ended June 30, 2005 and 28% and 29% for the three and six month periods ended June 30, 2004, respectively. No one customer accounted for more than 10% of our total revenues for our Services segment for the three and six months ended June 30, 2005 and 2004.

Overall, service gross margins increased for the three and six months ended June 30, 2005, as compared to the comparable periods in the prior year, as a result of revenue increasing at a faster pace than related service costs. The increase in contribution margin is due primarily to increased gross margins more than offsetting increases in operating expenses.

Liquidity and Capital Resources

As June 30, 2005, our principal sources of liquidity included cash and cash equivalents of $131.1 million, short-term investments of $82.6 million and long-term investments of $309.1 million. Short-term and long-term investments consisted primarily of U.S. government securities, state and local government securities and corporate debt securities. See Note 12 of Notes to Condensed Consolidated Financial Statements. In addition, we have a $25.0 million line of credit with a bank which was unused at June 30, 2005; however, we do have outstanding letters of credit totaling approximately $1.3 million of which $1.2 million are secured by this line of credit.

We generated cash from operating activities totaling $40.9 million in the six months ended June 30, 2005, compared with $46.9 million in the comparable period of 2004. The total net change in cash and cash equivalents for the six months ended June 30, 2005 was an increase of $34.8 million. The primary sources of cash during this period were $40.9 million from operating activities, $5.4 million associated with the exercise of stock options and purchases under the employee stock purchase plan and $47.2 million of sales and maturities of investments, net of purchases. The primary uses of cash during this period were $50.0 million for the purchase of our common stock and $9.2 million for purchases of property and equipment. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses (such as depreciation, amortization, inventory write-downs for excess and obsolescence, gain from sale of discontinued operations, amortization of unearned stock-based compensation, gain (loss) on strategic investments, and loss on disposals of property and equipment), net decreases in prepaid expenses, as well as net increases in taxes payable and other accrued liabilities. Offsetting the positive effect of these items were net increases in trade receivables and inventories and net decreases in accounts payable. DSOs increased from 35 days at June 30, 2004 to 41 days at June 30, 2005. This increase in DSO was due primarily to the decrease in trade receivables resulting from co-op marketing reserves being recorded in other accrued liabilities instead of trade receivables starting in Q2 2005, longer payment terms for service providers and government entities from 30 to 45 and 60 days, respectively, which was partially offset by a slight linearity shift away from the last month in the quarter. We expect that DSO will continue to increase in 2005 as compared to 2004 primarily as a result of fluctuations in revenue linearity and the longer payment terms for service providers and government entities. We expect that DSO will also increase in 2005 versus 2004, due to a lesser extent to the decrease in co-op marketing reserves as a result of co-op marketing funds no longer being recorded as a reduction of trade receivables but rather recorded in other accrued liabilities. The increase in DSO as a result of the co-op marketing change will not have an effect on our net income or cash flows. Inventory turns decreased from 8.5 turns at June 30, 2004 to 5.9 turns at June 30, 2005. There is no assurance that the current level of inventory turns will be maintained and in all likelihood inventory turns will fluctuate as we continue to shorten lead times and reduce air freight costs.

As part of the Voyant acquisition, Voyant shareholders may receive up to an additional $15.0 million of consideration in 2006, payable in cash or, at our option, in Polycom stock, based on the achievement of certain financial milestones relating to the sale of Voyant products. Voyant’s results of operations have been included in our results of operations since January 5, 2004.

In June 2002 and August 2004, the Board of Directors approved plans to purchase up to 3.5 million shares and 10.0 million shares, respectively, of our common stock in the open market. As of June 30, 2005, we had repurchased approximately 8.1 million shares in the open market, for cash of $125.4 million. These shares of common stock have been retired and reclassified as authorized and unissued. During the three and six months ended June 30, 2005 we purchased 1.6 million shares and 3.1 million shares, respectively, of our common stock in the open market for cash of $25.0 million and $50.0 million, respectively. During the three and six months ended June 30, 2004 we repurchased 0.7 million shares of our common stock in the open market for cash of $13.1 million. As of June 30, 2005, we had purchased all of the approved shares under the June 2002 repurchase plan and are authorized to purchase up to an additional 5.4 million shares under the August 2004 repurchase plan through August 2006. During the remainder of 2005, we intend to continue to purchase shares under our current board authorization, and we may seek and obtain approval from our Board of Directors to purchase an additional number of shares.

At June 30, 2005, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $55.3 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our condensed consolidated financial statements once goods or services have been received or at such time when we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit to secure the leases on some of our offices. These letters of credit total approximately $1.3 million and are secured by our credit facilities or cash deposits with our banks.

The table set forth below shows, as of June 30, 2005, the future minimum lease payments, net of estimated sublease income of $8.4 million through June 2008, due under our current lease obligations. If any of these subleases were to be terminated, or if the tenant defaulted on payment, our operating results and overall cash flows would be negatively impacted. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of June 30, 2005 are as follows (in thousands):

Year ending June 30,	Gross Minimum Lease Payments	Estimated Sublease Receipts	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long- Term Liabilities	Purchase Commitments
Remainder of 2005	$8,584	$(1,498)	$7,086	$2,146	$—	$55,286
2006	16,815	(3,003)	13,812	4,291	1,768	—
2007	12,219	(2,704)	9,515	3,067	1,301	—
2008	7,103	(1,177)	5,926	1,411	325	—
2009	5,411	—	5,411	1,296	108	—
Thereafter	15,886	—	15,886	3,732	6,821	—

Total payments	$66,018	$(8,382)	$57,636	$15,943	$10,323	$55,286

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

Off-Balance Sheet Arrangements

As of June 30, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Deferred and Refundable Taxes

We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of June 30, 2005, we have $69.8 million in net deferred tax assets. In order to fully utilize these deferred tax assets we need to generate sufficient amounts of future U.S. taxable income. We believe that it is more likely than not that we will generate sufficient future taxable income to utilize these assets and therefore, as of June 30, 2005, we have not established a valuation allowance against these assets.

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

Non-marketable Securities

We periodically make strategic investments in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. None of our existing investments, which have a carrying value of $7.5 million as of June 30, 2005, have been impaired.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123.” SFAS No. 123R supersedes APB Opinion 25, and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require us to expense SBP awards with compensation cost for SBP transactions measured at fair value. SFAS No. 123R permits public companies to adopt its requirements using either the modified prospective method or the modified retrospective method. The prospective method requires that compensation expense be recorded for all unvested SBP’s beginning with the effective date of adoption and for all awards granted to employees after the effective date of adoption. The retrospective method includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS No. 123 either for all periods presented or prior interim periods in the year of adoption. The FASB originally stated a preference for a lattice model for determining fair value because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model, which we currently use for our footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a particular valuation methodology. We are currently evaluating which methodology we will use to determine fair value upon adoption of SFAS 123R.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than an operation cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. Total cash flow will remain unchanged from cash flow as it would have been reported under prior accounting rules.

As permitted under SFAS No. 123, we currently account for SBP’s to employees using APB Opinion 25’s intrinsic value method. As a consequence, we generally do not recognize compensation expense related to stock options and purchases under our Employee Stock Purchase Plan. Although the adoption of SFAS No. 123R will not have an adverse impact on our balance sheet or total cash flows, it will affect our net income and diluted earnings per share. The actual effects of adopting SFAS No. 123R will depend on numerous factors, including the amount of SBP’s granted in the future, the valuation model we use to value future SBP’s to employees, and the estimated forfeiture rate.

On March 29, 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations, and provides interpretations of the valuation of share-based payments for public companies. SAB 107 covers key topics related to the implementation of SFAS No. 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements.

On April 14, 2005, the Securities and Exchange Commission announced that the SFAS No. 123R’s effective date was extended to annual periods beginning after June 15, 2005. We expect to adopt this new standard on January 1, 2006. The Company expects SFAS No. 123R will have a material impact on its results of operations.

In June 2005 the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, (SFAS 154) a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not believe SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flow.

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

Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control. These factors include:

•	fluctuations in demand for our products and services, in part due to the changing global economic environment but also as a result of increased competition as we have seen in Asia across all product lines and globally with respect to video and network systems product lines, or the development of new partnerships, such as the relationships between Tandberg and Cisco as well as Sony and Cisco;

•	the prices and performance of our products and those of our existing or potential new competitors, which can change rapidly due to technological innovations, such as the introduction of high definition technology in video;

•	recent changes to our channel partner programs, such as our co-op marketing program, may not be favorably received by our partners and could result in our channel partners adding our competitors’ products to their portfolio, delaying advertising or sales of our products or shifting emphasis to selling our competitors’ products, which would negatively impact revenue growth in the near term;

•	changes to our channel partner contracts in Europe, Asia Pacific and Latin America, which could result in a change in the number and mix of channel partners, a smaller number of channel partners, and the same channel upset already experienced in North America;

•	changes in our sales management and sales organization, including the addition of sales headcount to achieve increased sales coverage, which could result in disruptions among our channel partners and/or increased investments in our sales organization without the resulting revenue increases;

•	difficult general economic conditions in North America or other regions of the world, as was the case with the global economic uncertainty and downturn in technology spending in 2002 and 2003, and specific economic conditions prevailing in the communications industry and other technology industries;

•	unpredictable fluctuations in general and administrative costs associated with complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and in evaluating our internal control over financial reporting and associated with litigation matters that we may become involved with from time to time;

•	the adoption of the new accounting pronouncement, SFAS 123R, “Share-Based Payments” that will require us to record compensation expense for shares issued under our stock plans beginning in the first quarter of 2006 will have a material impact on our results of operations;

•	the tax impact of recent accounting pronouncements and tax legislation, such as SFAS 123R, “Share-Based Payments,” the American Jobs Creation Act and recent Internal Revenue Service cost sharing regulations, could have a material impact on our results of operations depending upon the tax elections made by us;

•	market acceptance and transition of new product introductions, including the VSX product family, V500, SoundStation2, SoundStation 2W, PVX software, V2IU, QSX, and ReadiSeries and new products and product enhancements, such as high definition video technology, that are introduced in the future by us or our existing or potential new competitors, which may include various smaller and early stage companies;

•	the shift in sales mix of products we sell to lower margin products;

•	the shift in revenues to upgrade revenues as opposed to full systems revenues in our Network Systems segment, which could lead to lower revenues;

•	slowing sales by our channel partners to their customers which places further pressure on our channel partners to minimize inventory levels and reduce purchases of our products;

•	the timing, size and mix of the orders for our products;

•	the impact of contractual acceptance provisions, which are increasing and are largely driven by our increased service provider business, and the timing of receipt of such acceptance could delay revenue recognition in any given quarter;

•	the level and mix of inventory that we hold to meet future demand;

•	further changes to our channel partner contracts and channel partner strategy, including changes to our channel partner contracts in North America, could result in a further reduction in the number of channel partners and to more of our channel partners adding our competitors’ products to their portfolio;

•	the impact of the unstable political situation in Israel and military action by the Israeli government and other hostilities in the Middle East and their impact on our Israeli operations;

•	the ability of our customers, channel partners and suppliers to obtain financing or to fund capital expenditures;

•	fluctuations in the level of international sales and our exposure to international currency fluctuations in both revenues and expenses, including the recently announced changes by the People’s Bank of China that unlinks the Chinese currency from the US dollar;

•	the cost and availability of components, such as the cost increases for memory devices used in many of our products;

•	manufacturing costs;

•	the level and cost of warranty claims;

•	the impact of disruptions in our operations and at the sites of our primary manufacturing partners in Thailand, China, Singapore and Israel or raw material suppliers to these primary manufacturing partners for any reason, including fire, earthquake or other natural disasters, quarantines, power loss, telecommunications failures and other events beyond our control;

•	future changes in existing financial accounting standards or practices or taxation rules or practices;

•	the near and long-term impact of the military action in Iraq or other hostilities;

•	the near and long-term impact of terrorist attacks and incidents and any military response or uncertainty regarding any military response to those attacks;

•	the level of royalties we must pay to third parties;

•	the impact of seasonality on our various product lines and geographic regions;

•	adverse outcomes in intellectual property matters and the costs associated with asserting and enforcing our intellectual property portfolio; and

•	the introduction of web collaboration solutions that compete with our web collaboration or video solutions.

Since 2000 we have experienced fluctuations in our quarterly operating results due to these or other factors. These and other factors could further prevent us from attaining or sustaining sequential quarterly growth or meeting our expectations regarding our operating results, and investors should not use our past results to predict future operating margins and results. For example, although we experienced sequential quarterly revenue increases in the second, third and fourth quarters of 2003, throughout 2004 and in the second quarter of 2005, we experienced sequential quarterly revenue decreases in the first quarters of 2005 and 2003, and the second, third and fourth quarters of 2002, primarily related to declines in our combined video communications and network systems product revenue. In addition, we incurred a significant net loss in 2001 due to charges related to acquisitions completed in that year, as well as a net loss in the first quarter of 2003.

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

Any delays in the future for new product offerings currently under development, such as the delays experienced by us in the past, or any product defect issues, could adversely affect the market acceptance of these products, our ability to beat competing products to market, and our reputation, and therefore, could seriously harm our results of operations.

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

In addition to our acquisition of Voyant in January 2004, we purchased several businesses in 2001 and 2002, which together include goodwill valued at approximately $352.5 million and other purchased intangible assets valued at approximately $23.4 million as of June 30, 2005. This represents a significant portion of the assets recorded on our balance sheet. Generally accepted accounting principles related to goodwill and other intangibles changed with the issuance of Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets” which we adopted effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives, but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values, which could result in a full write-off of their book value. If these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” in our balance sheets. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have recorded charges against earnings in prior years totaling $12.5 million associated with the impairment of these investments. As of June 30, 2005, our investments in private companies are valued at $7.5 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

In addition, we are including one year of maintenance support with the purchase of the VSX product family and the V500 products. We view this service offering and other service offerings to be a key success factor in our business. We reorganized our service organization to, among other things, more fully integrate the service businesses of our recent acquisitions. If we do not manage this difficult reorganization properly, we could alienate our customers or channel partners which could harm our business and results of operations.

General economic conditions may reduce our revenues and harm our business.

As our business has grown, we have become increasingly exposed to adverse changes in general economic conditions which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, deferral or delay of purchase commitments for our products and increased competition. These factors adversely impacted our operating results in 2001, 2002 and 2003. While there has been some improvement in technology spending and the global economy, constraints in technology capital spending still exist and could have an adverse impact on the remainder of 2005. For example, in the fourth quarter of 2004 and the first quarter of 2005, we experienced sequential decreases in absolute dollars in revenues from U.S. government entities and in the first quarter of 2005, we experienced a sequential decline in domestic and international revenues and revenues were approximately flat in Asia in the first and second quarter of 2005 versus the comparable periods in 2004. Also, in the first quarter of 2003, we noted a greater decrease in revenue from products with higher average selling prices, such as our network systems products, which we believe resulted from adverse economic conditions. Any recurrence of these events could have a similar effect.

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

We face significant competition in the communications industry which is subject to rapid technological change. In video communications, our major competitors include Tandberg and a number of other companies including Aethra, Avistar, D-Link, Huawei, LeadTek, NEC, Panasonic, Sony, VCON, VTEL and ZTE, as well as various smaller or new industry entrants. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology, next generation high definition video resolution technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video communications products or may partner with companies which have more substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market or sell their products. For example, Tandberg, a major competitor in video communications, recently announced a strategic relationship with Cisco Systems, whereby Tandberg will provide Cisco Systems with technology that will be co-branded and sold by Cisco Systems. In addition, in the first quarter of 2005, Sony announced that it will be integrating its video conferencing products with Cisco’s IP communications products. Since the second quarter of 2003, we have experienced greater losses in group video conferencing sales to our competitors, including competition we are experiencing at lower price points from competitors in China. We expect to continue to face stiff competition from Tandberg, and they may gain market share from us, due in part to their strategic relationship with Cisco and their latest product offerings. In addition, we believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, 3Com, Hewlett-Packard, Dell, Microsoft, Nortel Networks, RealNetworks and WebEx, that enable web-based or network-based video and collaboration communications. The market for voice communications equipment, including voice conferencing and desktop equipment, is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. In voice communications, our major competitors include Aethra, ClearOne Communications, Konftel, Mitel and other companies that offer lower cost, full-duplex speakerphones. There are also several low cost manufacturers in Asia and Europe that are emerging with VoIP desktop products competitive with ours. In addition, there are notable PBX and IP Call Manager manufacturers that compete with standards based IP products including Avaya, Cisco Systems, Mitel and Siemens. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that are lower cost than our voice communications products. Our video network systems business has significant direct competition from RADVISION, and a number of other companies, including Cisco Systems, First Virtual, Huawei and Tandberg as well as increasing competition from some smaller and early stage companies. Our audio network systems business has significant competition from companies such as Spectel, which was recently acquired by Avaya, Compunetix and Latitude. For our services business, we see the competition potentially coming from a number of companies, including Cisco Systems and Nortel, as we believe these vendors will look at our products as potential service revenue streams, in addition to trying to provide one service solution to their customers. Today third party maintenance companies are not a big threat to our service base, but as the industry continues to grow, this may become a concern over time. In addition, it is possible that we will see increased competition in all of our product lines to the extent that one or more of our competitors join together either through mutual agreement or acquisitions to form new partnerships to compete against us. These competitors on a stand-alone basis or on a combined basis could have more substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products.

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

In addition, competition that we face in certain of our international markets is different than that we face in North America and is continually changing. For instance, we have noted additional competitors and increased pricing pressures in China, India and other parts of Asia contributing to the flat revenues that we have seen in Asia in the first and second quarters of 2005. If we are unable to compete effectively in these regions in terms of price, technology, product offerings or marketing strategies, our overall financial results may suffer.

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

Our operating results are hard to predict as a significant amount of our sales may occur at the end of a quarter or are subject to contractual acceptance provisions.

The timing of our channel partner orders and product shipments can harm our operating results.

Our quarterly revenues and operating results depend upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. Moreover, prior to the second half of 2003 and in the first quarter of 2005, the majority of our orders in a given quarter shipped in the last month of that quarter and sometimes in the last few weeks of the quarter. Throughout 2003 and through the second quarter of 2004, the amount of our order backlog steadily increased, principally as a result of our new channel strategy, the establishment of product lead times to maximize our inventory efficiency, our acquisition of Voyant, and our focus on operational efficiencies in the logistics area. In the fourth quarter of 2004, our backlog decreased significantly due in part to a decrease in current quarter bookings as a percentage of revenue, shorter lead times and an increase in deferred revenue from carve outs associated with the increase in shipments of our VSX product family, which include the first year of maintenance and support. The amount of our order backlog increased in the first half of 2005 and we believe that the current level of backlog will continue to fluctuate and that it is unlikely that we will grow backlog to the levels of the second and third quarters of 2004 in future quarters, due to many factors such as ability of our sales force to generate orders linearly throughout the quarter, our ability to forecast revenue mix and plan our manufacturing accordingly, increased deferred revenue associated with our VSX products, and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could significantly negatively impact end-user orders which could in turn negatively affect orders from our channel partners in any given quarter. As a result, our backlog could further decline in future quarters, even to zero. The return to historical linearity levels or any failure or delay in the closing of orders during the last part of a quarter would materially harm our operating results, as occurred in the first quarter of 2003 and the second and third quarters of 2002. Furthermore, we may be unable to ship products in the period we receive the order, due to these or other factors, which would have an adverse impact on our operating results. In such events, the price of our common stock would decline.

Difficulty in estimating channel partner orders can harm our operating results, the establishment of product lead times to maximize our inventory efficiency and our focus on operations efficiency in the logistics area.

Revenues for any particular quarter are extremely difficult to predict with any degree of certainty. We typically ship products within a short time after we receive an order and therefore, backlog is not a good indicator of future revenues. In the second and third quarters of 2004, we did end the quarter with a more significant amount of order backlog than our historical experience, principally as a result of our new channel strategy, the establishment of product lead times to maximize our inventory efficiency, our acquisition of Voyant in the first quarter of 2004, and our focus on operational efficiencies in the logistics area. We believe that the current level of backlog will continue to fluctuate and that it is unlikely that we will grow backlog to the levels of the second and third quarters of 2004 in future quarters, which is dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly, increased deferred revenue associated with our VSX products, timing of product acceptance where contractually required and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders which could in turn significantly negatively affect orders from our channel partners in any given quarter. Accordingly, our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, the majority of Voyant’s orders are received in the last month of a quarter, typically the last few weeks of that quarter, thus the unpredictability of the receipt of these orders could negatively impact our future results. We historically have received a majority of our channel partner orders in the last month of a quarter and often in the last few weeks of the quarter. In the event that order linearity declines to the levels experienced in 2002 and the first half of 2003, where the majority of our sales occurred in the last month of the quarter, or if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly. Accordingly, any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

Delays in receiving contractual acceptance may cause delays in our ability to recognize revenue, depending upon the timing and shipment of orders under such contracts.

An increasing number of our service provider contracts include product acceptance provisions which vary depending upon the type of product and individual terms of the contract. Accordingly, we defer revenue until the underlying acceptance criteria in any given contract have been met. Depending upon the acceptance terms, the timing of the receipt and subsequent shipment of an order may result in acceptance delays, may reduce the predictability of our revenues, and, consequently, may adversely impact our revenues and results of operations in any particular quarter.

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

Some of our current and future products are directly competitive with the products of our channel and strategic partners. For example, we have an agreement with Cisco Systems under which we ship SoundStation IP conference phones for resale by Cisco Systems. In addition, Cisco sells a network systems product which is in direct competition with our network systems offerings and previously announced an extended partnership with Tandberg, one of our major competitors in the video communications business, whereby Tandberg will provide Cisco Systems with technology that will be co-branded and sold by Cisco Systems. As a consequence of conflicts such as these, there is the potential for our channel and strategic partners to significantly reduce their orders of our products or design our technology out of their products. In addition, competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies. Any such strain could limit the potential contribution of our strategic relationships to our business, restrict our ability to form strategic relationships with these companies in the future and create additional competitive pressures on us, including downward pressure on our average selling prices which would result in a decrease in both revenues and gross margins, any of which could harm our business.

We are subject to risks associated with our channel partners’ product inventories and product sell-through.

We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to dealers and end-users. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as a recurrence of the global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our revenues would be negatively affected. For example, the economic downturn negatively affected our business and operating results in 2001, and the global economic uncertainty and downturn in technology spending negatively affected our business and operating results in 2002 and the first quarter of 2003. While there has been some improvement in technology spending and the global economy, constraints in technology capital spending still exist and if these conditions recur in the future, our business and operating results will continue to be negatively affected. For example, in the fourth quarter of 2004 and the first quarter of 2005, we experienced sequential decreases in absolute dollars in revenues from U.S. government entities. In addition, if channel partners decide to purchase more inventory, due to product availability or other reasons, than is required to satisfy end-user demand or if end-user demand does not keep pace with the additional inventory purchases, channel inventory could grow in any particular quarter which could adversely affect product revenues in the subsequent quarter. Moreover, if we choose to eliminate or reduce special cost or stocking incentive programs, quarterly revenues may fail to meet our expectations or be lower than historical levels. In addition, we made changes in sales management and our sales organization, implemented changes to our partner strategy in North America, and we plan to continue to implement changes internationally to our channel partner strategy and contracts which may continue to result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with even more direct interaction between us and our direct end-user customers. This strategy shift includes channel certifications for certain network systems and video products that we believe yield a higher level of end-user customer satisfaction. As part of this new channel partner strategy and a result of the global economic downturn, the channel inventory model changed to reduce channel inventories at those channel partners that stock product and to move some channel partners to a drop shipment method for their end-user customers as opposed to having these partners carry inventory. During the second quarter of 2003, we believe that we essentially completed our channel inventory reduction program and we believe that, in aggregate, we will see only minor variations, upwards or downwards, in channel inventory weeks within product lines or regions moving forward. This channel strategy has and could continue to upset our channel partners to the extent that they could add competitive products to their portfolios or shift more emphasis to selling our competitors products. These changes may continue to cause disruptions in our channels and negatively impact revenue growth in the near term.

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

Our future success will depend in part on our continued ability to hire, assimilate and retain qualified personnel. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel, especially in light of our recent additions of senior management, reorganizations and restructurings. In addition, provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC and Nasdaq impose heightened personal liability on some of our key management personnel. The threat of such liability could make it more difficult to identify and hire and retain highly-skilled management personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, particularly technical and management, as needed, could harm our business. In addition, as we add more complex software product offerings, it will become increasingly important to retain and attract individuals who are skilled in managing and developing these complex software product offerings. Further, many of our key employees in Israel, who are responsible for development of our network systems products, are obligated to perform annual military reserve duty and may be called to active duty at any time under emergency conditions. The loss of the services of any executive officer or other key technical or management personnel could have an adverse and disruptive impact on their affected function and, consequently, materially harm our business or operations.

We experienced significant growth in our business and operations due to internal expansion and business acquisitions during the last five years, and if we do not appropriately manage this growth and any future growth, our operating results will be negatively affected.

Our business has grown in recent years through both internal expansion and business acquisitions, and continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. For example, our annual revenues increased from $344 million in 2000 to $540 million in 2004, and during that time, we acquired Accord, Circa, PictureTel, ASPI, MeetU and Voyant. Further, our headcount increased from 362 employees at December 31, 1999 to 1,511 employees at June 30, 2005. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands placed on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

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

To date, we have completed several acquisitions. The process of integrating acquired companies into our operations requires significant resources and is time consuming, expensive and disruptive to our business. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of these companies could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

•	potentially incompatible cultural differences between the two companies;

•	incorporating the acquired company’s technology and products into our current and future product lines;

•	possible geographic dispersion of operations;

•	generating marketing demand for an expanded product line;

•	the difficulty in leveraging the acquired company’s and our combined technologies and capabilities across all product lines and customer bases; and

•	our inability to retain previous customers or employees of an acquired company.

For example, revenues related to the Voyant acquisition have fluctuated significantly from quarter to quarter since the acquisition was completed in January 2004 . Although management has taken steps to address the performance of this product line, including integrating the Voyant sales team into our worldwide sales organization and making changes in sales management, we may be unsuccessful in our efforts and our results of operations may be negatively impacted.

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

We have a liability of approximately $5.0 million at June 30, 2005 related to vacant and redundant facilities in connection with our acquisition of PictureTel, which is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. For example, we have an approximately 152,000 square foot building which is fully subleased to a third party for the length of our lease obligation. If this tenant were unable to fulfill, for any reason, their contractual obligations under the sublease, we would incur additional charges to operations which would harm our business. In addition, until our vacated and redundant facilities are subleased or the lease obligations for these facilities are terminated, we will continue to pay the contractual lease and facility operating expense obligations without any sublease income to offset these costs. Further, in the event that we agree to sublease a facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow up to and potentially exceeding our recorded liability at the time of such transaction, which would harm our operating cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

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

Although, to date, a substantial majority of our international sales has been denominated in U.S. currency, we expect that a growing number of sales could be denominated in non-U.S. currencies as more international customers request billing in their currency. Our international operating expenses are denominated in foreign currency. As a result, we expect our business will be significantly more vulnerable to currency fluctuations which could adversely impact our results of operations. In addition, some of our competitors currently invoice in foreign currency, which could be a disadvantage to us. We are currently evaluating whether to, and are likely to decide to, expand the type of products we sell in selected foreign currencies or may, for specific customer situations, choose to sell our products in foreign currencies, thereby further increasing our foreign exchange risk. In 2003 and 2004, our operating costs internationally increased as a result of the weakness in the U.S. dollar. These currency fluctuations were recorded in other income (expense) in our consolidated statement of operations. While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, we from time to time engage in currency hedging activities solely to mitigate temporary currency fluctuation exposure. However, we have limited experience with these hedging activities, and they may not be successful which could harm our operating results and financial condition. In addition, significant adverse changes in currency exchange rates, as happened in the European market in 2000 and in the Asian market in late 1997, could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country, as discounts may be temporarily or permanently affected.

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

We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, EBSNet, Mitsubishi, Omnitel, RADVISION and Telesoft, video algorithm protocols from Ezenia! and Real Networks, development source code from Avaya, Cisco Systems, Hughes Software Systems, Ltd. and Philips Semiconductor, audio algorithms from Lucent Technologies, Nortel Networks and Texas Instruments, communication software from DataBeam and Windows software from Microsoft. In addition, certain of our products are developed and manufactured based largely or solely on third-party technology. These third-party software licenses and arrangements may not continue to be available to us on commercially reasonable terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal control.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal control over financial reporting requires management to make subjective judgments and, particularly because Section 404 and Auditing Standard No. 2 are newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report is uniquely difficult to prepare.

While we were able to assert in our Annual Report on Form 10-K that our internal control over financial reporting was effective as of December 31, 2004, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting that we are unable to remediate prior to December 31, 2005, we will be unable to assert such internal control is effective as of the end of our fiscal year. If we are unable to assert that our internal control over financial reporting is effective for any given reporting period (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

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

Over the past few years, we initiated significant investments in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our revenues, as happened from 1999 through 2004, accounts receivable balances will likely increase as compared to previous years. Although, from time to time, we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepaid discounts, these additional incentives have lowered our profitability. In addition, the recurrence of economic uncertainty or downturn in technology spending in the United States may restrict the availability of capital which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, which occurred with Global Crossing, WorldCom and MCSi. Either of these conditions would harm our cash flow and days sales outstanding performance. Although in recent quarters our experience in collecting receivables has been good and we expect this trend to continue, there can be no assurance that it will continue. Throughout 2004 and the second quarter of 2005, our days sales outstanding (DSO) metrics have ranged from 32 in the first quarter of 2004 to 41 days in the second quarter of 2005. We expect that DSO metrics will increase over the prior years as a result of extending payment terms beyond 30 days to remain competitive, as we did recently in North America for certain service provider and public sector customers where payment terms increased to 45 and 60 days, respectively, and to a lesser extent as a result a decrease in co-op marketing reserves as a result of co-op marketing funds no longer being recorded as a reduction of trade receivables but rather recorded in other accrued liabilities. Additionally, DSO metrics will continue to fluctuate, and in all likelihood, will increase as revenues increase, as a result of fluctuations in revenue linearity, as a result of future acquisitions, or any other factors. In addition, as we manage our business and focus on shorter shipment lead times for certain of our products and implement freight cost reduction programs, our inventory levels may increase, resulting in decreased inventory turns that could negatively impact our cash flow.

Our stock price fluctuates as a result of the conduct of our business and stock market fluctuations.

The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of our common stock may be significantly affected by a variety of factors, including:

•	statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business, including competitors, partners, suppliers or telecommunications industry leaders or relating to us specifically, as has occurred recently;

•	the announcement of new products or product enhancements by us or our competitors;

•	technological innovations by us or our competitors;

•	quarterly variations in our results of operations;

•	general market conditions or market conditions specific to technology industries;

•	domestic and international macroeconomic factors; and

•	any other factors, including those factors discussed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Other Factors Affecting Future Operations”.

In addition, the stock market continues to experience extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many high technology companies like us. These fluctuations are often unrelated to the operating performance of the specific companies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and bank borrowings. The investment portfolio includes highly liquid, high-quality instruments. Some investments in the portfolio may contain an embedded derivative, and interest rate hedges may be placed if they are tied to a specific investment or group of investments in accordance with our Investment Policy; however, they are generally not significant. We may occasionally use forward contracts as a hedge against currency exchange rate fluctuations, which may affect the value of trade receivables billed in currencies other than the United States dollar. As of June 30, 2005, we have no open foreign currency hedging contracts.

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

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents, held at June 30, 2005 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$182,166	$181,753	$181,339	$180,925	$180,512
State and local governments	26,885	26,824	26,763	26,702	26,641
Corporate debt securities	184,298	183,880	183,460	183,043	182,624

Total	$393,349	$392,457	$391,562	$390,670	$389,777

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$181,753	$181,546	$181,339	$181,132	$180,925
State and local governments	26,824	26,794	26,763	26,733	26,702
Corporate debt securities	183,880	183,670	183,460	183,252	183,043

Total	$392,457	$392,010	$391,562	$391,117	$390,670

A substantial majority of our sales are denominated in U.S. dollars. However, we are selling iPower products and related services in some local currencies, primarily Euros, British Pounds, Hong Kong Dollars, Singapore Dollars and Japanese Yen, which have increased our foreign currency exchange rate fluctuation risk. Based on our overall currency rate exposure at June 30, 2005, a near-term 10% appreciation or depreciation in the U.S. Dollar, relative to our foreign local currencies, would have an immaterial effect on our financial position, results of operations and cash flows based on our balances as of June 30, 2005. We are currently evaluating whether to, and may decide to, expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell our products in foreign currencies, thereby further increasing our foreign exchange risk. While we do not hedge for speculative purposes, in the event of a significant transaction due in a foreign currency, we may enter into a foreign currency forward exchange contract for hedging purposes.

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

There was no change in our internal control over financial reporting that occurred during the second quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as our business expands. In particular, we expect to face an increasing number of patent and other intellectual property claims as the number of products and competitors in Polycom’s industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the company’s financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations, or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2002 and August 2004, the Board of Directors approved plans to purchase up to 3.5 million shares and 10.0 million shares, respectively, of the Company’s common stock in the open market. As of June 30, 2005, we had repurchased approximately 8.1 million shares in the open market, for cash of $125.4 million. These shares of common stock have been retired and reclassified as authorized and unissued. During the three months ended June 30, 2005 we purchased 1.6 million shares of our common stock in the open market for cash of $25.0 million. During the three months ended June 30, 2004 we repurchased 0.7 million shares of our common stock on the open market for $13.1 million. We may continue to purchase shares in the open market. As of June 30, 2005, we had purchased all of the approved shares under the June 2002 repurchase plan and are authorized to purchase up to an additional 5.4 million shares under the August 2004 repurchase plan through August 2006. The following table provides a month-to-month summary of the activity during the three months ended June 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
4/01/05 to 4/30/05	200,000	$15.80	200,000	6,827,000
5/01/05 to 5/31/05	1,350,000	15.45	1,350,000	5,477,000
6/01/05 to 6/30/05	57,000	17.19	57,000	5,420,000

Total	1,607,000	$15.56	1,607,000

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company distributed, on or about April 19, 2005, its Definitive Proxy Statement and Annual Report to Stockholders to each stockholder of record on April 1, 2005, for its Annual Meeting of Stockholders held May 25, 2005 at 12:00 p.m., local time (the “Annual Meeting”). At the Company’s Annual Meeting, the Stockholders were asked to consider four proposals.

The first proposal involved the election of directors. The existing Board of Directors nominated eight nominees recommended by the Corporate Governance and Nominating Committee of the Board of Directors, all of whom were then serving as directors of the Company. The nominees of the Board were all re-elected and the voting results with respect thereto were:

Name	Votes For	Votes Withheld
Robert C. Hagerty	87,757,810	3,200,288
Michael R. Kourey	87,670,343	3,287,755
Betsy S. Atkins	86,532,946	4,425,152
John Seely Brown	87,007,934	3,950,164
Durk I. Jager	87,001,935	3,956,163
John A. Kelley	89,644,383	1,313,715
Stanley J. Meresman	89,645,079	1,313,019
Kevin T. Parker	89,635,943	1,322,155
Thomas G. Stemberg	87,010,078	3,948,020

The second proposal was to approve the adoption of the 2005 Employee Stock Purchase Plan and the reservation of 5,000,000 shares of the Company’s Common Stock for issuance thereunder. The results were:

For:	66,921,737
Against:	11,209,290
Abstentions:	37,408
Broker Non-Votes:	12,789,663

The third proposal was to approve the adoption of the Company’s Performance Bonus Plan. The results were:

For:	86,820,667
Against:	4,092,644
Abstentions:	44,787
Broker Non-Votes:	0

The fourth and final proposal concerned the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005. The results were:

For:	89,963,989
Against:	977,987
Abstentions:	16,122
Broker Non-Votes:	0

Item 5. OTHER INFORMATION

On July 29, 2005, the Company’s 1996 Employee Stock Purchase Plan (the “1996 Plan”) will be terminated following the final purchase of shares of the Company’s common stock on that date under the 1996 Plan. Following that purchase, no additional shares will be issued under the 1996 Plan. The initial offering period under the Company’s 2005 Employee Stock Purchase Plan, as approved by the Company’s stockholders on May 25, 2005, will commence on August 1, 2005.

Item 6. EXHIBITS

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 29, 2005	POLYCOM, INC.

/S/ ROBERT C. HAGERTY
Robert C. Hagerty
President and Chief Executive Officer
(Principal Executive Officer)

/S/ MICHAEL R. KOUREY
Michael R. Kourey
Senior Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)

/S/ LAURA J. DURR
Laura J. Durr
Vice President and Worldwide Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.