Form 10-Q
period 2005-09-30
POLYCOM INC
filed 2005-10-31
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 94,062,089 shares of the Company’s Common Stock, par value $.0005, outstanding on October 17, 2005.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART 1 FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$175,992	$96,331
Short-term investments	76,515	118,009
Trade receivables, net of allowance for doubtful accounts of $2,305 and $2,330 at September 30, 2005 and December 31, 2004, respectively	71,605	62,535
Inventories	38,503	27,804
Deferred taxes	20,752	20,879
Prepaid expenses and other current assets	14,165	19,898

Total current assets	397,532	345,456
Property and equipment, net	36,126	37,544
Long-term investments	254,122	320,907
Goodwill	359,016	352,572
Purchased intangibles, net	23,910	26,915
Deferred taxes	48,691	49,060
Other assets	20,920	22,187

Total assets	$1,140,317	$1,154,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$38,967	$45,682
Accrued payroll and related liabilities	14,374	18,852
Taxes payable	69,899	52,665
Deferred revenue	36,675	26,889
Other accrued liabilities	30,756	30,065

Total current liabilities	190,671	174,153
Long-term deferred revenue	9,980	5,238
Other long-term liabilities	10,008	10,636

Total liabilities	210,659	190,027

Stockholders’ equity
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; Issued and outstanding: 1 share at September 30, 2005 and December 31, 2004	—	—
Common stock, $0.0005 par value; Authorized: 175,000,000 shares; Issued and outstanding: 94,053,969 shares at September 30, 2005 and 99,116,324 shares at December 31, 2004	47	50
Additional paid-in capital	866,962	904,155
Cumulative other comprehensive loss	(1,868)	(1,884)
Unearned stock-based compensation	—	(35)
Retained earnings	64,517	62,328

Total stockholders’ equity	929,658	964,614

Total liabilities and stockholders’ equity	$1,140,317	$1,154,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues:
Product revenues	$126,204	$125,915	$374,119	$352,548
Service revenues	18,200	14,853	50,488	41,194

Total revenues	144,404	140,768	424,607	393,742

Cost of revenues:
Cost of product revenues	44,660	43,010	129,628	117,978
Cost of service revenues	9,737	9,091	29,428	27,487

Total cost of revenues	54,397	52,101	159,056	145,465

Gross profit	90,007	88,667	265,551	248,277

Operating expenses:
Sales and marketing	35,361	30,822	105,588	89,560
Research and development	23,262	23,751	67,719	69,494
General and administrative	8,769	9,826	27,137	26,663
Acquisition-related costs	193	147	321	1,328
Amortization of purchased intangibles	1,683	5,717	5,205	17,797
Purchased in-process research and development	300	—	300	4,600
Litigation reserves and payments	—	5,045	(93)	5,045
Restructuring costs	650	262	640	262

Total operating expenses	70,218	75,570	206,817	214,749

Operating income	19,789	13,097	58,734	33,528
Interest income, net	3,604	1,804	9,502	4,996
Gain (loss) on strategic investments, net	(2)	(19)	4,508	(16)
Other income (expense), net	(109)	(71)	23	(568)

Income from continuing operations before provision for income taxes	23,282	14,811	72,767	37,940
Provision for income taxes	6,344	3,978	19,671	11,388

Income from continuing operations	16,938	10,833	53,096	26,552
Income from discontinued operations, net of taxes	—	—	—	296
Gain from sale of discontinued operations, net of taxes	152	143	384	362

Net income	$17,090	$10,976	$53,480	$27,210

Basic net income per share:
Income per share from continuing operations	$0.18	$0.11	$0.55	$0.27
Income per share from discontinued operations, net of taxes	—	—	—	—
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—

Basic net income per share	$0.18	$0.11	$0.55	$0.27

Diluted net income per share:
Income per share from continuing operations	$0.18	$0.11	$0.54	$0.27
Income per share from discontinued operations, net of taxes	—	—	—	—
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—

Diluted net income per share	$0.18	$0.11	$0.54	$0.27

Weighted average shares outstanding for basic net income per share calculation	95,681	98,950	97,202	99,553
Weighted average shares outstanding for diluted net income per share calculation	97,018	101,353	98,557	102,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income	$53,480	$27,210
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of discontinued operations, net of taxes	(384)	(362)
Depreciation and amortization	15,432	14,706
Purchased in-process research and development	300	4,600
Amortization of purchased intangibles	5,205	17,797
Benefit from doubtful accounts	—	(210)
Benefit from excess and obsolete inventories	(803)	(207)
Tax benefit from exercise of stock options	—	3,136
Amortization of unearned stock-based compensation	35	165
Loss on disposal of property and equipment	92	63
(Gain) loss on strategic investments	(4,508)	16
Changes in assets and liabilities net of effects of acquisition:
Trade receivables	(8,624)	(7,168)
Inventories	(8,939)	5,438
Prepaid expenses and other assets	5,925	4,240
Accounts payable	(7,706)	1,888
Taxes payable	17,014	3,857
Other accrued liabilities	9,320	3,930

Net cash provided by operating activities	75,839	79,099

Cash flows from investing activities:
Purchases of property and equipment	(12,425)	(13,530)
Purchases of investments	(288,596)	(349,109)
Proceeds from sale and maturity of investments	401,374	457,986
Proceeds from sale of discontinued operations	604	570
Net cash paid in purchase acquisitions	(8,648)	(95,019)

Net cash provided by investing activities	92,309	898

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	10,480	12,956
Repurchases of common stock	(98,967)	(47,462)

Net cash used in financing activities	(88,487)	(34,506)

Net increase in cash and cash equivalents	79,661	45,491
Cash and cash equivalents, beginning of period	96,331	154,312

Cash and cash equivalents, end of period	$175,992	$199,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Certain previously reported amounts have been reclassified to conform to the current period presentation. At December 31, 2004, the Company reclassified certain auction rate securities from cash and cash equivalents to short-term investments as of December 31, 2004 and for all prior periods. As of September 30, 2004 and December 31, 2003, the Company held approximately $18.9 million and $58.3 million, respectively, of these auction rate securities, which were reclassified. These reclassifications had no impact on the results of operations, operating cash flows or working capital of the Company. The following table summarizes the balance sheet amounts as previously reported and as reclassified (dollars in thousands):

	As Reported			As Reclassified
Period Ending,	Cash and Cash Equivalents	Short-term Investments	Total	Cash and Cash Equivalents	Short-term Investments	Total
September 30, 2004	$218,703	$34,815	$253,518	$199,803	$53,715	$253,518

December 31, 2003	212,562	15,703	228,265	154,312	73,953	228,265

In order to conform to the December 31, 2004 and September 30, 2005 presentation, the Company also revised amounts previously reported for the gross trading activities of its investments (purchases of investments and proceeds from sales and maturity of investments) for the nine months ended September 30, 2004, totaling approximately $207.2 million, on the condensed consolidated statements of cash flows to exclude from investing activities gross trading activities related to investments classified as cash equivalents. In addition, the gross trading activities and net cash used in investing activities on the consolidated statements of cash flows were revised for the nine months ended September 30, 2004 to reflect the impact of the auction rate securities that were reclassified from cash equivalents to short-term investments. This reclassification resulted in a net decrease in cash used for investing activities of $39.4 million in the nine months ended September 30, 2004 with a corresponding increase in cash and cash equivalents.

2. SIGNIFICANT ACCOUNTING POLICY UPDATE

Revenue Recognition:

The Company recognizes revenue, including freight charged to customers, in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” Statement of Financial Accounting Standards, or SFAS, No. 48, “Revenue Recognition When Right of Return Exists”, EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” and the AICPA

Statement of Position No. 97-2, or SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Under these guidelines, the Company recognizes revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable, and payment is reasonably assured. The Company accrues for sales returns and other allowances as a reduction to revenues upon shipment based upon its contractual obligations and historical experience. Co-op marketing funds are accounted for in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”. Under these guidelines, the Company accrues for co-op marketing funds as a marketing expense if it receives an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction to revenues. Additionally, the Company recognizes extended service revenue on its hardware and software products as the services are performed.

3. DISCONTINUED OPERATIONS

In January 2003, the Company sold to Verilink Corporation (“Verilink”) certain fixed assets and intellectual property rights relating to Polycom’s network access product line, including Polycom’s line of NetEngine integrated devices, for a total of up to $3.0 million in cash, of which (i) $1.0 million was paid to Polycom at closing, (ii) $0.25 million was paid to Polycom on the first anniversary of the closing in January 2004, and (iii) $1.75 million was paid to Polycom based on ten percent of Verilink’s revenues related to the sale of NetEngine products through June 2005. Verilink also agreed to purchase Polycom’s existing NetEngine-related inventories, with a book value of approximately $1.9 million as of the closing date, on an as-needed basis. As of December 31, 2004, Verilink had purchased all remaining NetEngine-related inventories for approximately $2.3 million.

In accordance with SFAS 144, the results of operations of the Company’s network access product line are presented as discontinued, and prior periods have been reclassified, including the reallocation of general overhead charges to the Company’s three remaining reporting segments.

The following table shows the results of operations of the Company’s network access product line for the nine months ended September 30, 2004, which primarily related to the sale of the NetEngine-related inventories. There was no activity for the three months ended September 30, 2004 or in 2005 (in thousands):

Nine Months Ended
September 30, 2004
Net revenues	$467
Cost of net revenues	—

Gross profit	467

Operating gain	467
Provision for income taxes	171

Net gain	$296

Verilink paid the Company $0.2 million in each of the three month periods ended September 30, 2005 and 2004 and $0.6 million in each of the nine month periods ended September 30, 2005 and 2004, related to ten percent of Verilink’s revenues from the sale of NetEngine products during each of these periods. The Company recorded an after-tax gain of $0.2 million and $0.4 million as a result of this transaction during the three and nine months ended September 30, 2005, and an after-tax gain of $0.1 million and $0.4 million as a result of this transaction during the three and nine months ended September 30, 2004, respectively. On a cumulative basis, Verilink has paid all of the $1.75 million commitment as of September 30, 2005.

The following table shows the components of the gain from sale of discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Proceeds	$240	$225	$604	$570

Gain on sale before taxes	240	225	604	570
Taxes	88	82	220	208

Gain from sale of discontinued operations, net of taxes	$152	$143	$384	$362

4. INVENTORIES

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$2,533	$2,364
Work in process	1,176	836
Finished goods	34,794	24,604

	$38,503	$27,804

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

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the period are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Balance at beginning of period	$7,791	$8,853	$8,823	$9,612
Accruals for warranties issued during the period	2,600	2,512	7,903	7,016
Warranty liabilities assumed as a result of the Voyant acquisition	—	—	—	500
Actual warranty charges incurred during the period	(2,753)	(2,699)	(9,088)	(8,462)

Balance at end of period	$7,638	$8,666	$7,638	$8,666

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on all of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Changes in deferred maintenance revenue, of which $25.6 million and $18.7 million is short-term and included as a component of “Deferred revenue” as of September 30, 2005 and September 30, 2004, respectively, and $10.0 million and $4.3 million is long-term and is included in “Long-term deferred revenue” as of September 30, 2005 and September 30, 2004, respectively, on the condensed consolidated balance sheets, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Balance at beginning of period	$32,807	$21,799	$26,021	$17,316
Additions to deferred maintenance revenue	18,994	13,335	44,447	38,191
Amortization of deferred maintenance revenue	(16,200)	(12,088)	(34,867)	(32,461)

Balance at end of period	$35,601	$23,046	$35,601	$23,046

The cost of providing maintenance services for the three months ended September 30, 2005 and 2004 was $9.1 million and $8.5 million, respectively. The cost of providing maintenance services for the nine months ended September 30, 2005 and 2004 was $27.6 million and $25.6 million, respectively.

Indemnification to Verilink Corporation (“Verilink”)

In connection with the sale of the network access product line to Verilink, the Company agreed to indemnify Verilink against certain contingent liabilities. The Company believes the estimated fair value of this indemnification is not material.

Officer and Director Indemnification

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

Other Indemnification

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

6. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Accrued expenses	$6,657	$6,814
Accrued co-op expenses	5,370	—
Short-term restructuring reserves	2,344	5,652
Warranty obligations	7,638	8,823
Sales tax payable	3,646	3,412
Employee stock purchase plan withholding	1,096	2,595
Other accrued liabilities	4,005	2,769

	$30,756	$30,065

7. BANK LINE OF CREDIT

The Company has available a $25 million revolving line of credit with a bank under an agreement dated November 11, 2003. Borrowings under the line are unsecured and bear interest at the bank’s prime rate (6.61% at September 30, 2005) or at the London interbank offered rate (LIBOR) plus 0.65% (approximately 4.44% to 4.56%, depending on the term of the borrowings at September 30, 2005). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. The line of credit expires on December 3, 2005.

As of September 30, 2005, there were no balances outstanding under the line of credit; however, the Company has outstanding letters of credit which total approximately $1.3 million at September 30, 2005, of which $1.2 million is secured by this line of credit. The Company was in compliance with all applicable financial covenants and restrictions for the periods presented.

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

A reconciliation of the numerator and denominator of basic and diluted net income per share from continuing operations is provided as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Numerator—basic and diluted net income per share from continuing operations:
Net income from continuing operations	$16,938	$10,833	$53,096	$26,552

Denominator—basic and diluted net income per share from continuing operations:
Weighted average shares used to compute basic net income per share from continuing operations	95,681	98,950	97,202	99,553
Effect of dilutive securities:
Contingently issuable shares for Circa earnout (see Note 13)	169	—	56	—
Common stock options	1,168	2,403	1,299	2,504

Total shares used in calculation of diluted net income per share from continuing operations	97,018	101,353	98,557	102,057

Basic net income per share from continuing operations	$0.18	$0.11	$0.55	$0.27

Diluted net income per share from continuing operations	$0.18	$0.11	$0.54	$0.27

For the three and nine months ended September 30, 2005, approximately 12.2 million and 10.9 million shares, respectively, and for the three and nine months ended September 30, 2004, approximately 5.9 million and 4.0 million shares, respectively, relating to potentially dilutive securities such as stock options were excluded from the denominator in the computation of diluted net income per share from continuing operations because the option exercise price was greater than the average market price of the common stock and, accordingly, their inclusion would be antidilutive.

9. STOCK BASED COMPENSATION

In accordance with SFAS No. 123, (SFAS 123) “Accounting for Stock-Based Compensation,” the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Expense associated with stock-based compensation is amortized on a straight line basis over the vesting period of each individual award.

Consistent with the disclosure provisions of SFAS 123, the Company’s net income and basic and diluted net income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income—as reported	$17,090	$10,976	$53,480	$27,210
Add stock based compensation expensed during the period, net of tax effects	—	37	26	108
Less stock based compensation expense determined under fair value based method, net of tax effects	(3,182)	(5,541)	(14,095)	(13,739)

Net income—pro forma	$13,908	$5,472	$39,411	$13,579
Basic net income per share—as reported	$0.18	$0.11	$0.55	$0.27
Basic net income per share—pro forma	$0.15	$0.06	$0.41	$0.14
Diluted net income per share—as reported	$0.18	$0.11	$0.54	$0.27
Diluted net income per share—pro forma	$0.14	$0.05	$0.40	$0.13

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

Financial information for each reportable segment was as follows as of and for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Communications	Network Systems	Services	Total
For the three months ended September 30, 2005:
Revenue	$104,738	$21,466	$18,200	$144,404
Contribution margin	49,945	6,491	6,954	63,390
As of September 30, 2005: Inventories	26,559	5,854	6,090	38,503

For the three months ended September 30, 2004:
Revenue	$96,309	$29,606	$14,853	$140,768
Contribution margin	45,019	12,239	4,526	61,784
As of September 30, 2004: Inventories	12,052	4,305	6,628	22,985

For the nine months ended September 30, 2005:
Revenue	$303,570	$70,549	$50,488	$424,607
Contribution margin	147,166	24,214	17,016	188,396

For the nine months ended September 30, 2004:
Revenue	$273,023	$79,525	$41,194	$393,742
Contribution margin	130,137	29,124	10,318	169,579

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

The reconciliation of segment information to Polycom’s income from continuing operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Segment contribution margin	$63,390	$61,784	$188,396	$169,579
Corporate and unallocated costs	(40,775)	(37,516)	(123,289)	(107,019)
Acquisition related-costs	(193)	(147)	(321)	(1,328)
Amortization of purchased intangibles	(1,683)	(5,717)	(5,205)	(17,797)
Purchased in-process research and development	(300)	—	(300)	(4,600)
Litigation reserves and payments	—	(5,045)	93	(5,045)
Restructuring costs	(650)	(262)	(640)	(262)
Interest income, net	3,604	1,804	9,502	4,996
Gain (loss) on strategic investments	(2)	(19)	4,508	(16)
Other income (expense), net	(109)	(71)	23	(568)
Provision for income taxes	(6,344)	(3,978)	(19,671)	(11,388)

Income from continuing operations	$16,938	$10,833	$53,096	$26,552

11. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income	$17,090	$10,976	$53,480	$27,210
Change in unrealized loss on investments	15	533	15	(1,242)
Change in cumulative translation adjustment	1	—	1	—

Comprehensive income	$17,106	$11,509	$53,496	$25,968

12. INVESTMENTS:

The Company has investments in debt securities and also has strategic investments in private and public companies. The classification of these investments are as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at September 30, 2005:
Investments—Short-term:
U.S. Government securities	$14,373	$—	$(103)	$14,270
State and local governments	17,025	—	—	17,025
Corporate debt securities	45,201	80	(61)	45,220

Total Investments – short-term	$76,599	$80	$(164)	$76,515

Investments—Long-term:
U.S. government securities	$161,932	$—	$(1,294)	$160,638
State and local governments	1,000	—	(10)	990
Corporate debt securities	93,431	—	(937)	92,494

Total investments – long-term	$256,363	$—	$(2,241)	$254,122

Investments – privately-held companies	$7,500	$—	$—	$7,500

Balances at December 31, 2004:
Investments—Short-term:
U.S. Government securities	$13,826	$—	$(81)	$13,745
State and local governments	57,925	—	—	57,925
Corporate debt securities	46,339	—	—	46,339

Total Investments – short-term	$118,090	$—	$(81)	$118,009

Investments—Long-term:
U.S. government securities	$150,797	$4	$(1,285)	$149,516
State and local governments	1,000	—	(14)	986
Corporate debt securities	171,461	—	(1,065)	170,396
Non-transferable warrants in a public company	9	—	—	9

Total investments – long-term	$323,267	$4	$(2,364)	$320,907

Investments – privately-held companies	$7,372	$—	$—	$7,372

The following table summarizes the fair value and gross unrealized losses of our short and long-term investments with unrealized losses (in thousands), aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2005 and December 31, 2004:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of September 30, 2005:
U.S. Government securities	$88,207	$(777)	$86,684	$(619)	$174,891	$(1,396)
State and local governments	—	—	990	(10)	990	(10)
Corporate debt securities	67,512	(701)	28,311	(298)	95,823	(999)

Total Investments	$155,719	$(1,478)	$115,985	$(927)	$271,704	$(2,405)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2004:
U.S. Government securities	$159,333	$(1,366)	$—	$—	$159,333	$(1,366)
State and local governments	987	(14)	—	—	987	(14)
Corporate debt securities	139,482	(902)	30,914	(163)	170,396	(1,065)

Total Investments	$299,802	$(2,282)	$30,914	$(163)	$330,716	$(2,445)

Debt Securities

The Company’s short-term and long-term investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate debt securities, some of which are preferred utility stocks and auction rate securities. Investments are classified as short-term or long-term based on their original or remaining maturities at the time of purchase and whether the securities represent the investment of funds available for current operations. Nearly all investments are held in the Company’s name at a limited number of major financial institutions. At September 30, 2005 and December 31, 2004, all of the Company’s investments were classified as available-for-sale and are carried at fair value based on quoted market prices at the end of the reporting period. With the exception of the non-transferable warrants identified below, unrealized gains and losses are recorded as a separate component of cumulative other comprehensive income in stockholder’s equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net. During the three and nine months ended September 30, 2005, the Company recorded gross realized gains of $0.3 million and $0.6 million, respectively. During the three and nine months ended September 30, 2005, the Company recorded $0.1 million gross realized losses on the disposal of investments. In the three and nine months ended September 30, 2004, the Company recorded no gross realized gains or losses on the disposal of investments. The unrealized loss balances in U.S. government obligations and public corporate debt securities as of September 30, 2005 were primarily caused by interest rate increases. Because the Company has the ability and intent to hold these debt securities until a recovery of fair value, which may be until maturity, it does not consider these debt securities to be other-than-temporarily impaired at September 30, 2005.

The Company’s investment policy limits the concentration of its investments in debt securities to an unlimited amount of U.S. Government and U.S. Government Agencies, a maximum of 4% in a single issuer for all other corporate debt securities and a maximum of 10% in any single money market fund. The policy also limits the percent of the Company’s portfolio held in these instruments to a minimum of 20% in U.S. Government and U.S. Government Agencies and no more than 25% to 75% of other corporate debt instruments depending on the debt classification. All of the Company’s debt securities must be rated by both Standard and Poor’s and Moody’s and must have a high quality credit rating. Because of the nature of the Company’s investment policy, the Company does not monitor industry classification of the investments other than commercial bank issues. The Company is in compliance with its investment policy at September 30, 2005.

Non-transferable Warrants in a Public Company

Also included in long-term investments are less than $0.1 million at September 30, 2005 and December 31, 2004 related to non-transferable warrants to purchase common stock of a publicly traded company. These warrants have no readily available fair market value and if exercised would represent less than 1% of the outstanding common stock of this public company. The Company adjusts the carrying value of these warrants to fair value each period using the Black Scholes option pricing model. Any gains or losses on these warrants are recorded in the Condensed Consolidated Statements of Operations in “Gain/(loss) on Strategic Investments.” During each of the three and nine month periods ended September 30, 2005 and 2004, the Company recorded losses totaling less than $0.1 million related to these warrants.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. The Company reviews these investments for impairment when events or changes in circumstances indicate that impairment may exist and makes appropriate reductions in carrying value, if necessary. The Company evaluates a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At September 30, 2005 and December 31, 2004, these investments had a carrying value of $7.5 million and $7.4 million, respectively. In each of the nine months ended September 30, 2005 and 2004, the Company made $0.5 million in investments in privately held companies. In the nine months ended September 30, 2005, a privately held company in which the Company held an investment with a carrying value of $0.4 million was sold, resulting in a gain of $4.5 million which is recorded in the Consolidated Statements of Operations in “Gain (Loss) on Strategic Investments”. The Company did not record any write-downs of existing investments in privately held companies during the three and nine months ended September 30, 2005 and 2004. These investments are recorded in “Other assets” in the condensed consolidated balance sheets.

13. BUSINESS COMBINATIONS

DSTMedia Technology

On August 25, 2005, the Company acquired DSTMedia Technology Co., Ltd. (DST). The aggregate consideration for the transaction was $10.3 million, comprised of $7.6 million in cash and $2.7 million in direct acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date with the assistance of an independent appraisal. The Company recorded approximately $6.7 million of goodwill, $2.2 million of identifiable intangible assets, $1.1 million of net tangible assets and $0.3 million of in-process research and development costs in connection with this acquisition. The primary reason for the acquisition and the factors that contributed to the recognition of goodwill relate to DST’s ability to enhance the Company’s position in China, Japan and other Asian countries to deliver video networking and low end video solutions.

DST shareholders may receive up to an additional $20.0 million of consideration through 2008, payable in cash, based on the achievement of certain financial milestones relating to the operating results of DST. Any additional consideration paid to the DST shareholders would result in an increase in goodwill. DST’s results of operations have been included in our results of operations since August 25, 2005. Pro forma results of operations have not been presented as the effects of this acquisition were not material on an individual basis.

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

In accordance with SFAS 142, goodwill originating from the Voyant acquisition will not be amortized. Purchased intangible assets are being amortized on a straight-line basis over a period of three months to eight years. In general, the goodwill is not deductible for tax purposes. For the three and nine month periods ended September 30, 2005, amortization associated with the purchased intangible assets totaled approximately $1.6 million and $4.7 million, respectively. For the three and nine month periods ended September 30, 2004, amortization associated with the purchased intangible assets totaled approximately $1.6 million and $5.1 million, respectively.

Since January 5, 2004, the results of operations of Voyant have been included in the Company’s consolidated statements of operations. Pro forma results of operations have not been presented as the effects of this acquisition were not material on an individual basis.

Other Acquisitions

During the year ended December 31, 2001, the Company completed the acquisitions of PictureTel Corporation (“PictureTel”), a leader in visual collaboration, Atlanta Signal Processors, Inc. (“ASPI”), a manufacturer of voice products for the installed voice systems market, Circa Communications Ltd. (“Circa”), a leading developer of voice over internet protocol (VoIP) telephony products and Accord Networks Ltd. (“Accord”), a leading provider of next-generation, rich-media network products that enable Internet Protocol (IP) and other network voice and video communications in both the customer premises and service provider market. During the year ended December 31, 2002, the Company completed the acquisition of MeetU.com, Inc., (“MeetU”) a leading developer of web collaboration software. The PictureTel, ASPI, Circa and MeetU acquisitions were accounted for using the purchase method, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The Accord transaction was treated as a pooling of interests for financial reporting purposes and, consequently, the Company’s historical consolidated financial statements were restated as if the combined entity existed for all periods presented. In connection with the Circa acquisition, up to an additional 421,554 shares of Polycom common stock will be released from escrow upon the successful completion of certain revenue based earn-out thresholds. In the three months ended September 30, 2005, the related revenues surpassed the first earn out threshold, which will result in the release of 168,622 earn-out shares from escrow during the quarter ending December 31, 2005. Any earn-out shares not released from escrow by December 31, 2010 will be cancelled.

14. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment (in thousands):

	Communications Segment	Network Systems Segment	Services Segment	Total
Balance at December 31, 2004	$250,157	$47,444	$54,971	$352,572
Add: Goodwill acquired in the DST acquisition	570	6,110	—	6,680
Less: Changes in fair value of assets acquired	—	(168)	(68)	(236)

Balance at September 30, 2005	$250,727	$53,386	$54,903	$359,016

The increase in goodwill is due to the acquisition of DST. During the nine month period ended September 30, 2005, the fair value adjustments resulted from downward revisions to reserves based upon the payment of certain liabilities assumed, amounts received from the escrow account related to certain losses incurred and a payoff on a lease obligation from a customer, reducing the purchase consideration in the Voyant acquisition.

The following table presents details of the Company’s total purchased intangible assets as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005			December 31, 2004
Purchased Intangible Assets	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Core and developed technology	$43,578	$(30,688)	$12,890	$42,278	$(27,336)	$14,942
Patents	14,068	(10,628)	3,440	14,068	(9,788)	4,280
Customer and partner relationships	25,125	(20,692)	4,433	24,425	(20,225)	4,200
Trade name	3,021	(499)	2,522	2,821	(328)	2,493
Other	2,400	(1,775)	625	2,400	(1,400)	1,000

Total	$88,192	$(64,282)	$23,910	$85,992	$(59,077)	$26,915

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

The estimated future amortization expense of purchased intangible assets as of September 30, 2005 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2005	$1,726
2006	6,902
2007	6,385
2008	5,266
2009	1,008
Thereafter	1,705

Total	$22,992

15. ACQUISITION-RELATED COSTS AND LIABILITIES

For the three month periods ended September 30, 2005 and 2004 and for the nine month periods ended September 30, 2005 and 2004, the Company recorded a charge to operations of less than $0.2 million, $0.1 million, $0.3 million and $1.3 million, respectively, for acquisition-related integration costs primarily related to the DST, Voyant and PictureTel acquisitions. These charges include outside financial advisory, accounting, legal and consulting fees and other direct merger-related expenses. These charges include the cost of actions designed to improve the Company’s combined competitiveness, productivity and future profitability and primarily relate to the elimination of redundant and excess facilities and workforce in the Company’s combined businesses, and accounting and legal costs related to the liquidation of redundant facilities and legal entities.

The following table summarizes the status of the Company’s acquisition-related liabilities, restructuring and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits	Integration Costs, Merger Fees and Expenses
Balance at January 1, 2004	$25,687	$562	$153
Additions to the reserve	459	430	1,394
Release of reserve	(3,936)	(4)	—
Cash payments and other usage	(13,129)	(938)	(1,481)

Balance at December 31, 2004	9,081	50	66
Additions to the reserves	—	—	321
Cash payments and other usage	(4,652)	(50)	(375)

Balance at September 30, 2005	$4,429	$—	$12

The Company had approximately $2.2 million and $3.5 million, at September 30, 2005 and December 31, 2004, respectively, of acquisition-related reserves classified as long-term liabilities. Approximately $2.2 million and $5.7 million, at September 30, 2005 and December 31, 2004, respectively, of acquisition-related reserves were classified as current liabilities.

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

Integration Costs, Merger Fees and Expenses

Merger-related transaction and period expenses for the three month periods ended September 30, 2005 and 2004 and for the nine month periods ended September 30, 2005 and 2004 were less than $0.2 million, $0.1 million, $0.3 million and $1.3 million, respectively, and consisted of financial advisory, accounting, legal and consulting fees, and other direct merger-related expenses incurred in the period.

16. RESTRUCTURING COSTS

During the three months ended September 30, 2005, management approved a restructuring plan for eliminating or relocating certain positions throughout the Company, but focused on the sales and general and administrative functions. The resulting actions are intended to streamline and focus the Company’s efforts and more properly align our cost structure with our projected revenue streams. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recorded a charge of approximately $0.7 million for the three and nine months ended September 30, 2005 related to workforce reductions, which had been communicated to the impacted employees during the period. The total charges of $0.7 million consists of severance and other employee termination benefits related to these workforce reductions, which comprise less than 1 percent of the Company’s employees worldwide. The restructuring charge related to the Communications and Network Systems segments amounted to $0.1 million each. The balance of the restructuring charge related to operating activities which are separately managed at the corporate level and are not allocated to segments. Remaining payments related to these charges will occur over the next six months.

During the year ended December 31, 2004, management approved a restructuring plan for the Network Systems segment. The resulting actions are intended to improve the overall cost structure of the Network Systems segment by focusing resources on strategic areas of the business, streamlining certain engineering efforts and reducing operating expenses. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded charges of approximately $1.4 million for the year ended December 31, 2004. These charges consisted of severance and other employee termination benefits related to workforce reductions, which affected less than 3 percent of the Company’s employees worldwide. Final payments and releases related to these charges were completed in May 2005.

The following table summarizes the status of the Company’s restructure reserves (in thousands):

	Severance and Related Benefits	Equipment	Total
Balance at January 1, 2004	$130	$—	$130
Additions to the reserve	1,050	337	1,387
Cash payments and other usage	(1,159)	(337)	(1,496)

Balance at December 31, 2004	$21	—	$21
Additions to the reserve	650	—	650
Release of reserve	(10)	—	(10)
Cash payments and other usage	(544)	—	(544)

Balance at September 30, 2005	$117	$—	$117

17. INCOME TAXES

The Company’s overall effective tax rate for the three and nine months ended September 30, 2005 was 27.3% and 27.1%, respectively, which resulted in a provision for income taxes of $6.4 million and $19.9 million, respectively. The overall effective tax rate for the three and nine months ended September 30, 2004 was 27.0% and 30.2%, respectively, which resulted in a provision for income taxes of $4.1 million and $11.8 million, respectively. The increase in the effective tax rate for the three month period ended September 30, 2005 versus the year ago period was primarily the result of a current quarter one-time charge for purchased in-process research and development, which is not deductible for tax purposes. The decrease in the effective tax rate for the nine month period ended September 30, 2005 versus the year ago period was primarily the result of a decrease in the respective cumulative nine month period charges for purchased in-process research and development, which is not deductible for tax purposes.

The Company is required to separately report its results from discontinued operations net of tax. This requires an intraperiod allocation of total tax expense between continuing operations and discontinued operations in accordance with the accounting rules. The Company’s tax rates may vary from quarter to quarter, depending on the results of operations. The Company’s continuing operations effective tax rate for the three and nine months ended September 30, 2005 was 27.2% and 27.0%, respectively, which resulted in a corresponding provision for income taxes of $6.3 million and $19.7 million, respectively. The continuing operations effective tax rate for the three and nine months ended September 30, 2004 was 26.9% and 30.0%, respectively, which resulted in a provision for income taxes of $4.0 million and $11.4 million, respectively.

On October 22, 2004, the American Jobs Creation Act (the “Act”) was signed into law. The Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. The Company is likely to apply this provision to qualifying earnings repatriations in 2005. The Company is completing its evaluation of the possible effects of the Act on a plan of repatriation of foreign earnings under the Act. Accordingly, the Company has not adjusted its income tax expense or balance sheet as of September 30, 2005 to reflect the possible effect of this repatriation provision. Income tax expense associated with any repatriation under the Act will be provided in the Company’s financial statements in the reporting period in which the required management and Board of Directors approvals have been completed. Until that time, the Company will make no changes in its current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries. The range of possible amounts of cash distributions related to unremitted earnings that the Company is considering for repatriation in 2005 under this provision is between zero and $175 million. The related potential range of income tax in 2005 is between zero and $13 million.

18. SHARE REPURCHASE PROGRAM

From time to time, the Board of Directors has approved plans to purchase shares of the Company’s common stock in the open market. During the three and nine month periods ended September 30, 2005, the Company purchased 2.9 million and 6.0 million shares, respectively, of its common stock in the open market for cash of $49.0 million and $99.0 million, respectively. During the three and nine months ended September 30, 2004, the Company purchased 1.8 million shares and 2.5 million shares, respectively, of its common stock in the open market for cash of $34.3 million and $47.5 million, respectively. The Company is authorized to purchase up to an additional $204.4 million under the 2005 share repurchase plan.

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

On April 14, 2005, the Securities and Exchange Commission announced that the SFAS No. 123R’s effective date was extended to annual periods beginning after September 15, 2005. The Company expects to adopt this new standard on January 1, 2006.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than an operations cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. Total cash flow will remain unchanged from cash flow as it would have been reported under prior accounting rules.

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

In June 2005 the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, (SFAS 154) a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flow.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “LIKELY,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS, OPERATING COSTS AND EXPENSES AND OUR CHANNEL INVENTORY LEVELS, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “OTHER FACTORS AFFECTING FUTURE OPERATIONS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004.

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

On August 25, 2005, we completed our acquisition of DSTMedia Technology Co., Ltd., or DST, a privately held video solutions company headquartered in Beijing, China. DST designs and delivers video network systems solutions as well as lower cost video IP solutions and is included in each of our segments. Our consolidated financial results for the three and nine months ended September 30, 2005, include the DST acquisition, which is included in our consolidated financial position, results of operations and cash flows from August 25, 2005, the date of acquisition.

On January 5, 2004, we completed our acquisition of Voyant Technologies, Inc., or Voyant, pursuant to the terms of an Agreement and Plan of Merger dated as of November 21, 2003. Voyant designs and delivers group voice communication solutions and is a part of our Network Systems and Services segments. Our consolidated financial results for the three and nine months ended September 30, 2005 and 2004, include the Voyant acquisition, which is included in our consolidated financial position, results of operations and cash flows from January 5, 2004, the date of acquisition.

Revenues were $144.4 million and $424.6 million for the three and nine months ended September 30, 2005, respectively, as compared to $140.8 million and $393.7 million for the three and nine months ended September 30, 2004, respectively. The increase in revenues in the three months ended September 30, 2005 over the same period in 2004 principally reflects increased sales of our voice communication products, and to a lesser extent, increased service revenues, partially offset by decreased sales of our network system products. The increase in revenues in the nine months ended September 30, 2005 over the same period in 2004 principally reflects increased sales of our voice communication products, and to a lesser extent, increases in service revenues and video communication product revenues, partially offset by decreased sales of our network system products. Video communication product revenues were essentially flat for the comparable three month periods. In addition, during the nine months ended September 30, 2005, we generated approximately $75.8 million in cash flow from operating activities. However, our total cash and cash equivalents increased by approximately $79.7 million, as a result of other investing and financing activities as described in further detail under “Liquidity and Capital Resources.”

Competition that we face in our markets is intense and, in particular, we noted a softening in Europe and Asia sales in the third quarter of 2005, North America, Europe and Latin America sales in the first quarter of 2005 and in North America sales in the fourth quarter of 2004. Additionally, we have noted additional competitors and increased pricing pressure in China, India and other parts of Asia, which contributed to sales in Asia being approximately flat in the first and second quarters of 2005 and down in the third quarter of 2005 as compared to the comparable quarters of 2004. If such trends continue, our financial results may be adversely impacted.

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

The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment. The discussion of our segment operating results is presented for the three and nine month periods ended September 30, 2005 and 2004.

Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues:
Product revenues	87%	89%	88%	90%
Service revenues	13%	11%	12%	10%

Total revenues	100%	100%	100%	100%
Cost of revenues:
Cost of product revenues as % of product revenues	35%	34%	35%	33%
Cost of service revenues as % of service revenues	54%	61%	58%	67%

Total cost of revenues	38%	37%	37%	37%

Gross profit	62%	63%	63%	63%

Operating expenses:
Sales and marketing	24%	22%	25%	23%
Research and development	16%	17%	16%	18%
General and administrative	6%	7%	7%	7%
Acquisition-related costs	0%	0%	0%	0%
Amortization of purchased intangibles	1%	4%	1%	4%
Purchased in-process research and development	0%	0%	0%	1%
Litigation reserves and payments	0%	4%	0%	1%
Restructuring costs	1%	0%	0%	0%

Total operating expenses	48%	54%	49%	54%

Operating income	14%	9%	14%	9%
Interest income, net	2%	1%	2%	1%
Gain on strategic investments	0%	0%	1%	0%
Other expense, net	0%	0%	0%	0%

Income from continuing operations before provision for income taxes	16%	10%	17%	10%
Provision for income taxes	4%	3%	4%	3%

Income from continuing operations	12%	7%	13%	7%
Income from discontinued operations, net of taxes	0%	0%	0%	0%
Gain from sale of discontinued operations, net of taxes	0%	0%	0%	0%

Net income	12%	7%	13%	7%

Revenues

Total revenues for the three months ended September 30, 2005 were $144.4 million, an increase of $3.6 million, or 3%, over the same period of 2004. The increase was due in large part to increased sales of our voice communication products and, to a lesser extent, increased service revenues, partially offset by decreased sales of our network system products. Voice communications revenues increased to $37.1 million for the three months ended September 30, 2005 from $28.5 million in the same period of 2004, primarily as a result of increases in sales volumes of our Voice-over-IP products and, to a lesser extent, our Circuit Switch products. During the third quarter of 2005, we also experienced higher demand than forecasted for our Voice-over-IP products which resulted in product shortages and contributed to an increase in order backlog at the end of the quarter. Video communications revenues were essentially flat at $67.6 million for the three months ended September 30, 2005 as compared to $67.9 million in the same period of 2004. Video communication revenues were adversely impacted during the third quarter of 2005 as a result of product introduction delays of our VSX5000 product as well as a result of our inability to accurately forecast production mix for the transition and expansion of our VSX7000 product line. Revenues from our Network Systems products for the three months ended September 30, 2005 decreased to $21.5 million for the three months ended September 30, 2005 from $29.6 million in the same period of 2004, due primarily to decreases in both our audio and video network system revenues as a result of decreased volumes and lower average selling prices. Services revenues increased to $18.2 million for the three months ended September 30, 2005 from $14.9 million in the same period of 2004, primarily due to increased network system and video services, which were partially offset by decreases in iPower-related services.

Total revenues for the nine months ended September 30, 2005 were $424.6 million, an increase of $30.9 million, or 8%, over the same period of 2004. The increase was due in large part to increased sales of our video and voice communication products and increases in service revenues, partially offset by decreased sales of our network system products. Video communications revenues increased to $203.6 million for the nine months ended September 30, 2005 from $195.7 million in the same period of 2004, due to an increase in sales of our ViewStation/VSX product line including the VSX7000 and VSX8000 products. Video communications revenues increased over the year ago period primarily as a result of increased volumes. Voice communications revenues increased to $100.0 million for the nine months ended September 30, 2005 from $77.3 million in the same period of 2004, primarily as a result of increases in sales volumes of our Voice-over-IP products and Circuit Switch products. Revenues from our Network Systems products for the nine months ended September 30, 2005 decreased from the same period of 2004 from $79.5 million to $70.5 million, due primarily to decreases in our audio network system and video network system revenues as a result of decreased upgrade sales as well as slightly lower volumes and lower average selling prices. Services revenues increased to $50.5 million for the nine months ended September 30, 2005, from $41.2 million in the same period of 2004, primarily due to increased network system and video services, which were partially offset by decreases in iPower-related services.

International sales, or revenues outside of the U.S. and Canada, accounted for 39% of total revenues for the three months ended September 30, 2005 and 2004, and accounted for 41% of total revenues for each of the nine months ended September 30, 2005 and 2004. On a regional basis, North America, Europe and Latin America revenues increased 2%, 13%, and 22%, respectively, while Asia decreased 10% for the three months ended September 30, 2005, as compared to the same period in 2004. North America, Europe and Latin America revenues increased 8%, 17%, and 34%, respectively, while Asia decreased 3% for the nine months ended September 30, 2005 as compared to the same period in 2004. North America revenues increased in both the three and nine month comparable periods as a result of increased revenues in the Communications segment, including increases in voice and video communication product revenues, and increased revenues in the Services segment, partially offset by decreased revenues in the Network Systems segment. Europe revenues increased in both the three and nine month comparable periods as a result of increased revenues in the Communications segment, including increases in voice and video communication product revenues, and to a lesser extent, due to increased revenues in both the Services and Network Systems segments. Latin America revenues increased in both the three and nine month comparable periods as a result of increased revenues in the Communications segment, including increases in both voice and video communication product revenues, and Services segments. Latin America revenues in the Network Services segment decreased slightly for the three months ended September 30, 2005 as compared to the same period in 2004 and increased for the nine months ended September 30, 2005 as compared to the same period in 2004. Asia Pacific revenues decreased in both the three and nine month comparable periods as a result of decreases in the Communications and Network Systems segments which were partially offset by increased revenues in the Services segment. The decreased Asia Pacific revenues in the Communications segment were a result of decreases in video communications product revenues partially offset by increases in voice product revenues.

We believe Asia Pacific revenues were, in part, adversely impacted during the third quarter of 2005 as a result of the DST acquisition and the resulting market confusion among our channel partners and end users in differentiating DST’s products from Polycom’s other product offerings. The performance in our Asia Pacific region has led to a recent change in sales management in the region.

We anticipate that international sales will continue to account for a significant portion of total revenues for the foreseeable future, and we plan to continue our expansion in Asia Pacific and Europe. International sales, however, are subject to certain inherent risks, including potential economic weakness in international markets, political instability, any adverse economic impact of terrorist attacks and incidents and any military response to those attacks, war or other hostilities, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in staffing and managing foreign operations, longer payment cycles, and difficulty in collecting accounts receivable. Significant adverse changes in currency exchange rates, as happened in the European market in 2000 and in the Asian market in late 1997, could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country. Recent changes announced by the People’s Bank of China that adjusted the exchange rate to no longer be linked to the US dollar could cause our revenues in China to fluctuate depending upon changes in the underlying rate. Further, international revenues may fluctuate as a percentage of total revenues in the future as we introduce new products since we expect to initially introduce these products in North America, and also, because of the additional time required for product homologation and regulatory approvals of new products in international markets. Due to the recent departure of sales management in Asia, we have recently deployed North America sales management to that region to manage our sales efforts on an interim basis. Our results in Asia could decline further during this interim management period or when further changes are made. To the extent we are unable to expand international sales in a timely and cost-effective manner, especially in our core European markets of France, Germany and the United Kingdom, our business could be harmed. For example, revenues in Asia decreased sequentially in the second and third quarters of 2005 as compared to the first quarter of 2005, and decreased sequentially in the third quarter of 2004 as compared to the second quarter of 2004. Revenues in Europe decreased sequentially in the third quarter of 2005 as compared to the second quarter of 2005. Revenues in Europe and Asia decreased sequentially in the first quarter of 2005 as compared to the fourth quarter of 2004 and in the second quarter of 2004 as compared to the first quarter of 2004. We cannot make assurances that we will be able to maintain or increase international market demand for our products. Additionally, to date, a substantial majority of our international sales have been denominated in U.S. currency. However, we are likely to move to international sales in certain countries being denominated in local currencies in the future and, as a result, these transactions would be subject to currency fluctuation impacts which could adversely affect our financial results.

No one customer accounted for more than 10% of our total revenues for the three and nine months ended September 30, 2005 and 2004. For the three and nine months ended September 30, 2005, our Communications segment had one customer that represented approximately 12% and 11%, respectively, of Communications segment product revenues. For the three months ended September 30, 2004 our Communications segment had one customer that represented approximately 10% of Communications segment product revenues. This customer is a channel partner, and we believe it is unlikely that the loss of this or any other channel partner would have a material adverse affect on consolidated revenues as we believe end-users would likely purchase our communications products from a different channel partner. For the three and nine months ended September 30, 2005, our Network Systems segment had two customers that together represented approximately 14% and 12%, respectively, of Network Systems segment product revenues. For the three and nine months ended September 30, 2004, our Network Systems segment had two customers that together represented approximately 17% and 15%, respectively, of Network Systems segment product revenues. These customers are channel partners and end users of our audio network services. End users of our audio network products, a product line resulting from the Voyant acquisition, and the revenues in this segment from end users are subject to more variability than our segment revenues from our reseller customers. The loss of one or more of the audio network system customers in the Network Systems segment could have a material impact on our consolidated revenues. No one customer accounted for more than 10% of our total net revenues or our Services segment revenues for the three and nine months ended September 30, 2005 and 2004.

In January 2005, we made a change to our co-op marketing program that we provide to our channel partners that has generally resulted in co-op funds being treated as a marketing expense rather than as a revenue reduction as it was previously. This change has affected how our partners utilize and claim credit for eligible marketing activities and is intended to better leverage our collective marketing efforts. As a result of this change, revenues, gross profit and marketing expenses increased during the three and nine months ended September 30, 2005 by $2.7 million and $7.9 million, respectively, that would have previously been reported as a reduction of revenues. This change had no effect on our net income or cash flows. For the three and nine months ended September 30, 2004, we recorded approximately $2.8 million and $7.7 million, respectively, for co-op marketing programs as a reduction of revenues. Had the co-op marketing program changes been in effect for the three and nine months ended September 30, 2004, revenues, gross profit and marketing expenses would have increased by approximately that amount.

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

In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels, which would harm our business.

In 2004 and 2005, we launched several new product offerings. While we believe we have taken the appropriate measures to educate and train our channel partners, there is a risk that the launch of these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any product until they determine if these new products are more desirable products than our existing products. Such delays in purchases of these new products could adversely affect our revenues, gross margins and operating results. We intend to continue to introduce new products, such as expansions to our VSX product family, SoundStation 2, SoundStation 2W, PVX, Voice Video Interface Unit (V2IU), QSX, ReadiSeries and ReadiConvene products. In addition, weakness in the end-user market for any of our products could negatively affect the revenue and cash flow of our channel partners who could, in turn, delay orders and delay paying their obligations to us. This could harm our revenues, profitability, financial condition and cash flow. Periodically, we implement changes to our partner strategy and contracts which may continue to result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with even more direct interaction between us and end-user customers. These changes may cause additional disruptions in our channels and negatively impact revenue growth in the near term. In addition, Audio Network Systems products add an additional level of complexity to our operations as a result of the direct sales strategy of Audio Network Systems products to service provider customers, as compared to our traditional use of channel partners to fulfill product orders, and may adversely impact our revenues if we do not execute successfully on this direct sales strategy. Also, Audio Network Systems products revenue is concentrated with a few large customers, and the loss of one or more of these customers could negatively impact our revenues. In addition, the majority of Network Systems product orders are received in the last month of a quarter, typically the last few weeks of that quarter, and thus the unpredictability of the receipt of these orders could negatively impact our future results.

Revenues for any particular quarter are difficult to predict with any degree of certainty. We typically ship products within a short time after we receive an order, and, therefore backlog has not been a good indicator of future revenues. As of September 30, 2005, we had $33.5 million of order backlog as compared to $31.4 million at September 30, 2004. We include in backlog open product orders which we expect to ship or services which we expect to bill and record revenue for in the following quarter. Once billed, unrecorded service revenue is included in deferred revenue. In the third quarter of 2005, we ended the quarter with a more significant amount of order backlog than our historical experience, primarily as a result of the timing of orders received, product shortages of certain Voice-over-IP and video products, and customer delivery dates requested outside of the quarter. We believe that the current level of backlog will continue to fluctuate and is dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly, increased deferred revenue associated with our VSX products, timing of product acceptance where contractually required and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline from current levels.

Cost of Revenues

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2005	September 30, 2004	Increase (Decrease)		September 30, 2005	September 30, 2004	Increase (Decrease)
Product Cost of Revenues	$44,660	$43,010	4%		$129,628	$117,978	10%
% of Product Revenues	35%	34%	1	pt	35%	33%	2	pts
Service Cost of Revenues	$9,737	$9,091	7%		$29,428	$27,487	7%
% of Service Revenues	54%	61%	(7	) pts	58%	67%	(9	) pts
Total Cost of Revenues	$54,397	$52,101	4%		$159,056	$145,465	9%
% of Total Revenues	38%	37%	1	pt	37%	37%	—

Cost of Product Revenues

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization costs, tooling depreciation, warranty expense, freight expense, royalty payments and an allocation of overhead expenses, including facilities and IT costs. Generally, network systems products have a higher gross margin than our communication products. Overall, product gross margins decreased for the three and nine months ended September 30, 2005, as compared to the comparable period in the prior year. Video communication gross margins increased slightly for the three months ended September 30, 2005 due to manufacturing cost improvements and improved mix. Video communication gross margins were essentially flat for the nine months ended September 30, 2005 over the comparable period in 2004. Voice communication gross margins increased in both the three and nine month periods ended September 30, 2005 over the comparable periods in 2004. The increase in voice margins was due to increased revenues and relatively fixed overhead costs, partially offset by lower average selling prices and change in mix toward lower margin products. Gross margins in the network systems product line decreased in both the three and nine month periods ended September 30, 2005 over the comparable periods in 2004. Network systems gross margins were negatively impacted by a decrease in revenues from both new systems sales and upgrades and lower average selling prices and volume compared to the prior year.

Cost of Service Revenues

Cost of service revenues consists primarily of material and direct labor, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our product gross margins. Overall, service gross margins increased for the three and nine months ended September 30, 2005, as compared to the comparable periods in the prior year, as a result of revenue increasing at a faster pace than relatively fixed service costs.

Forecasting future gross margin percentages is difficult, and there are a number of risks associated with maintaining our current gross margin levels. For example, uncertainties surrounding revenue levels and related production level variances, competition, changes in technology, changes in product mix, fluctuations in average selling prices of our products and services, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty costs and timing of sales over the next few quarters can cause our cost of revenues percentage to vary significantly. In addition, with improvement in the economy, we may experience higher prices on commodity components that are included in our products, such as the cost increases for memory devices used in many of our products we experienced in 2004. In addition, most, if not all, of our future products may also have one year of service included with the product, thereby potentially impacting product gross margins negatively, depending on the pricing model we establish for those products. Additionally, our iPower products, VoIP products and other desktop products have significantly higher costs as a percentage of revenues than our network systems, ViewStation, VSX and SoundStation products. Accordingly, any significant revenue growth in our iPower, VoIP and other desktop products, or a decline in revenue associated with network systems, VSX, ViewStation and SoundStation products will have a negative effect on our gross margins. Also, we may reduce prices on our products in the future for competitive reasons, as a result of a difficult economy, or to stimulate demand, such as occurred in the first quarter of 2003 with certain SoundStation products, which could increase our cost of revenues percentage. There is the risk that any of these potential price reductions would not offset competitive pressures or stimulate demand. In addition, cost variances associated with the manufacturing ramp of new products, or the write-off of initial inventory purchases due to product launch delays or the lack of market acceptance of our new products such as expansions to our VSX product family, SoundStation 2, SoundStation 2W, PVX, V2IU, QSX, ReadiSeries and ReadiConvene products or any other new product under development could occur, which would increase our cost of revenues percentage in any quarter. In addition to the uncertainties listed above, cost of revenues as a percentage of revenues may increase due to a change in our mix of distribution channels and the mix of international versus North American revenues.

Sales and Marketing Expenses

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2005	September 30, 2004	Increase		September 30, 2005	September 30, 2004	Increase
Expenses	$35,361	$30,822	15%		$105,588	$89,560	18%
% of Revenues	24%	22%	2	pts	25%	23%	2	pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, advertising and promotional expenses, product marketing, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct marketing expenses, are not allocated to our segments. Additionally, in January 2005, we made a change to our co-op marketing program that we provide to our channel partners that resulted in the co-op marketing funds generally being treated as a marketing expense rather than as a revenue reduction as it was previously. This change has affected how our partners utilize and claim credit for eligible marketing activities and is intended to better leverage our collective marketing efforts. As a result of this change, revenues, gross profit and marketing expenses each increased during the three and nine months ended September 30, 2005 by $2.7 million and $7.9 million, respectively, that would have previously been a reduction of revenues. For the three and nine months ended September 30, 2004, we recorded approximately $2.8 million and $7.7 million, respectively for co-op marketing programs as a reduction of revenues. Had the co-op marketing program changes been in effect for the three and nine months ended September 30, 2004, revenues, gross profit and marketing expenses would have increased by approximately that amount. Excluding the effect of the co-op marketing change, sales and marketing expense as a percentage of revenue increased by 1% for the three months ended September 30, 2005 and was essentially flat for the nine months ended September 30, 2005 as compared to the comparable periods in 2004. The increase in absolute dollars in the three and nine months ended September 30, 2005 over the same periods last year was due primarily to an increase in our sales headcount due to overall expansion of our sales effort, increased trade show and marketing event activities and the change to our co-op marketing program discussed above. This was partially offset by reduced spending on outside marketing services due to our consolidating these services to fewer vendors.

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

Research and Development Expenses

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2005	September 30, 2004	Decrease		September 30, 2005	September 30, 2004	Decrease
Expenses	$23,262	$23,751	(2)%		$67,719	$69,494	(3)%
% of Revenues	16%	17%	(1	) pts	16%	18%	(2	) pts

Research and development expenses are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. The decrease in research and development expenses as a percentage of revenues for the three and nine months ended September 30, 2005, as compared to the comparable periods in 2004 is due primarily to the increase in revenues over the same period last year. The decrease in absolute dollars for the three and nine months ended September 30, 2005 over the same periods last year was primarily due to decreased headcount and headcount-related expenses, including decreased incentive compensation. Decreases in research and development expenses occurred for the network systems and video product lines in the three and nine months ended September 30, 2005 as compared to the same periods in the prior year, while research and development expenses increased for the voice product line. Research and development expenses will fluctuate from period to period depending upon the timing and phases of new product development activities.

We are currently investing research and development resources to enhance and upgrade the products that comprise our unified collaboration communications solutions, which encompass products in our Communications and Network Systems segments.

We anticipate expending a greater proportion of our research and development resources on the development of our software and infrastructure products, which are included in the Network Systems segment, to enhance the integration and interoperability of our entire product suite.

We believe that technological leadership is critical to our success, and we are committed to continuing a high level of research and development to develop new technologies and combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. We expect that research and development expenses in absolute dollars will increase in the future.

General and Administrative Expenses

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2005	September 30, 2004	Decrease		September 30, 2005	September 30, 2004	Increase
Expenses	$8,769	$9,826	(11)%		$27,137	$26,663	2%
% of Revenues	6%	7%	(1	)pt	7%	7%	—

General and administrative expenses consist primarily of compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments. The decrease in general and administrative expenses, as a percentage of revenue and in absolute dollars, in the three months ended September 30, 2005 versus the year ago period was primarily due to increased revenues and a decrease in legal and insurance costs, which were partially offset by increases in infrastructure costs, as well as increased audit and other fees. As a percentage of revenues, general and administrative expenses remained flat for the nine months ended September 30, 2005 as compared to the comparable periods in 2004, due to the increase in revenues versus the year ago period. The increase in spending in absolute dollars in general and administrative in the nine months ended September 30, 2005 over the comparable period in the prior year was primarily the result of higher costs associated with increased infrastructure costs and outside services, including increased recruiting fees and increased audit and other fees. This was partially offset by decreased legal fees and insurance costs. For the three and nine months ended September 30, 2005 the increase in infrastructure costs and outside services accounted for $0.5 million and $2.2 million of the increase, respectively, which was offset by decreases of $1.5 million and $2.0 million, respectively, in legal expense. The remaining change related to numerous smaller items.

Significant charges due to costs associated with litigation or uncollectability of our receivables would increase our general and administrative expenses and negatively affect our profitability in the quarter they are recorded. Additionally, predicting the timing of bad debt expense associated with uncollectible receivables is difficult. Future quarter general and administrative expense increases or decreases in absolute dollars are difficult to predict due to visibility of costs, including legal costs associated with defending claims against us as well as legal costs associated with asserting and enforcing our intellectual property portfolio, timing of revenue and other factors. We believe that our general and administrative expenses will likely continue to increase in absolute dollar amounts in the future primarily as a result of expansion of our administrative staff and other costs related to supporting a larger company, increased costs associated with regulatory requirements and our continued investments in international regions.

Acquisition-Related Costs

We recorded charges to operations of less than $0.2 million and $0.1 million in the three months ended September 30, 2005 and 2004, and $0.3 million and $1.3 million in the nine months ended September 30, 2005 and 2004, respectively, for integration costs primarily related to the DST, Voyant and PictureTel acquisitions. These charges include outside financial advisory, accounting, legal and consulting fees and other direct merger-related expenses. These charges include the cost of actions designed to improve our combined competitiveness, productivity and future profitability and primarily relate to the elimination of redundant and excess facilities and workforce in our combined businesses, and accounting and legal costs related to the liquidation of redundant facilities and legal entities. If we acquire additional businesses in the future, we may incur material acquisition expenses related to those transactions.

Amortization of Purchased Intangibles

In the three months ended September 30, 2005 and 2004, we recorded $1.7 million and $5.7 million, respectively, and in the nine months ended September 30, 2005 and 2004, we recorded $5.2 million and $17.8 million, respectively, in amortization of purchased intangibles related to the PictureTel, Circa, ASPI, MeetU, Voyant and DST acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives which range from several months to nine years. The decrease in absolute dollars for the three and nine months ended September 30, 2005 as compared to 2004 is due to the purchased intangibles related to PictureTel, Circa and ASPI becoming fully amortized as of December 31, 2004 as well as MeetU becoming fully amortized as of September 30, 2005.

Purchased in-process research and development

In the three and nine month periods ended September 30, 2005, we incurred a charge totaling $0.3 million for in-process research and development acquired as part of our acquisition of DST. In the nine month period ended September 30, 2004, we incurred a charge totaling $4.6 million for in-process research and development acquired as part of our acquisition of Voyant Technologies, Inc. The amount allocated to purchased in-process research and development was determined by management, after considering, among other factors, the results of an independent appraisal based on established valuation techniques in the high-technology communications industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for these in-process research and development projects.

Litigation Reserves and Payments

During the first nine months of 2005, we released the remaining reserves totaling less than $0.1 million related to a distributor claim and a tentative settlement of an employment claim that were recorded in the second half of 2004.

In the third quarter of 2004 we recorded a $5.0 million charge related to a patent infringement lawsuit filed by Collaboration Properties, Inc. which was due to go to trial in January 2005. This amount was estimated in accordance with SFAS No. 5 and based on our estimated minimum range of the potential settlement. In the fourth quarter of 2004, we entered into a settlement agreement with Avistar Communications, Inc. (“Avistar”) and Collaboration Properties, Inc., a wholly-owned subsidiary of Avistar (“CPI”), to settle this patent infringement litigation matter between us. Under the terms of the settlement agreement, we paid Avistar a one-time amount of $27.5 million, and CPI agreed to dismiss all claims in the litigation with prejudice. In addition to the Settlement Agreement, we, Avistar and CPI entered into a patent cross-license agreement whereby non-exclusive, fully paid-up, worldwide patent licenses to the respective patent portfolios of each party and its subsidiaries were granted by us and our subsidiaries to Avistar and its subsidiaries, including CPI, and by Avistar and its subsidiaries to us and our subsidiaries. We incurred a one-time charge of $20.8 million in 2004 and recorded $6.7 million as a prepaid license. We expect to amortize this prepaid license through the third quarter of 2013, the expiration date of the patents-in-suit.

Restructuring Costs

During the three months ended September 30, 2005, management approved a restructuring plan for eliminating or relocating certain positions throughout the Company, but focused on the sales and general and administrative functions. The resulting actions are intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recorded a charge of approximately $0.7 million for the three and nine months ended September 30, 2005 related to workforce reductions which had been communicated to the impacted employees during the period. The total charges of $0.7 million consists of severance and other employee termination benefits related to these workforce reductions which comprise less than 1 percent of the Company’s employees worldwide. Remaining payments related to these charges will occur over the next six months.

In the second quarter of 2005, we released the remaining reserve that was recorded in the third and fourth quarters of 2004 related to the restructuring of our Network Systems segment as all actions were completed.

Interest Income, Net

Interest income, net, consists of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts and imputed interest expense related to the present value of costs associated with closing facilities as part of the PictureTel acquisition and related integration plan. Imputed interest expense was $0.1 million and $0.4 million for the three and nine months ended September 30, 2005 and $0.3 million and $1.3 million for the three and the nine months ended September 30, 2004, respectively. Interest income, net of interest expense, was $3.6 million and $9.5 million for the three and nine months ended September 30, 2005 and $1.8 million and $5.0 million for the three and nine months ended September 30, 2004, respectively. Interest income increased for the three and nine months ended September 30, 2005 over the comparable periods in the prior year primarily due to higher average interest rate returns as well as lower average cash and investment balances in the first quarter of 2004 due to the purchase of Voyant in January 2004.

Average interest rate returns on our cash and investments were 2.88% in the third quarter of 2005 compared to 1.75% for the third quarter of 2004. Average interest rate returns on our cash and investments were 2.63% in the first nine months of 2005 compared to 1.70% for the first nine months of 2004. Interest income, net could fluctuate for the remainder of 2005 due to movement in our cash balances and changes in interest rates in 2005 related to monetary policy actions, if any, taken by the United States Federal Reserve Board.

Gain (Loss) on Strategic Investments

For strategic reasons, we have made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. We evaluate a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At September 30, 2005 and December 31, 2004, these investments had a carrying value of $7.5 million and $7.4 million, respectively. In each of the nine months ended September 30, 2005 and 2004, we made $0.5 million investments in privately held companies. In the nine months ended September 30, 2005, a privately held company in which we held an investment with a carrying value of $0.4 million was sold, resulting in a gain of $4.5 million which is recorded in the Consolidated Statements of Operations in “Gain (Loss) on Strategic Investments”. We did not record any write-downs of existing investments in privately held companies during the three and nine months ended September 30, 2005 and 2004. These investments are recorded in “Other assets” in our condensed consolidated balance sheets.

Also included in long-term investments are non-transferable warrants to purchase common stock of a publicly traded company. We view these warrants as part of our strategic investments. These warrants have no readily available fair market value and if exercised would represent less than 1% of the outstanding common stock of this public company. We adjust the carrying value of these warrants to fair value each period using the Black Scholes option pricing model. Any gains or losses on these warrants are recorded in the Condensed Consolidated Statements of Operations in “Gain (loss) on Strategic Investments.” During each of the three and nine month periods ended September 30, 2005 and 2004, we recorded a loss totaling less than $0.1 million related to these warrants. The loss for the nine months ended September 30, 2004 was partially offset by a partial payment received as a result of the acquisition of one of our previously written off investments in a private company, resulting in an overall loss for the period of less than $0.1 million.

Provision for Income Taxes

Our overall effective tax rate for the three and nine months ended September 30, 2005 was 27.3% and 27.1%, respectively, which resulted in a provision for income taxes of $6.4 million and $19.9 million, respectively. The overall effective tax rate for the three and nine months ended September 30, 2004 was 27.0% and 30.2%, respectively, which resulted in a provision for income taxes of $4.1 million and $11.8 million, respectively. The increase in the effective tax rate for the three month period ended September 30, 2005 versus the year ago period was primarily the result of a current quarter one-time charge for purchased in-process research and development which is not deductible for tax purposes. The decrease in the effective tax rate for the nine month period ended September 30, 2005 versus the year ago period was primarily the result of a decrease in the respective cumulative nine month period charges for purchased in-process research and development which is not deductible for tax purposes.

We are required to separately report our results from discontinued operations net of tax. To do this requires an intraperiod allocation of total tax expense between continuing operations and discontinued operations in accordance with the accounting rules. Our tax rates may vary from quarter to quarter depending on the results of operations. Our continuing operations effective tax rate for the three and nine months ended September 30, 2005 was 27.2% and 27.0%, respectively, which resulted in a corresponding provision for income taxes of $6.3 million and $19.7 million, respectively. The continuing operations effective tax rate for the three and nine months ended September 30, 2004 was 26.9% and 30.0%, respectively, which resulted in a provision for income taxes of $4.0 million and $11.4 million, respectively.

On October 22, 2004, the American Jobs Creation Act (the “Act”) was signed into law. The Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. We are likely to apply this provision to qualifying earnings repatriations in 2005. We are completing our evaluation of the possible effects of the Act on a plan of repatriation of foreign earnings under the Act. Accordingly, we have not adjusted our income tax expense or balance sheet as of September 30, 2005 to reflect the possible effect of this repatriation provision. Income tax expense associated with any repatriation under the Act will be provided in our financial statements in the reporting period in which the required management and Board of Directors approvals have been completed.

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

Segment Information

A description of our products and services, as well as quarter-to-date financial data, for each segment can be found in Note 10 to the Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three and nine months ended September 30, 2005 and 2004.

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

Communications

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2005	September 30, 2004	Increase		September 30, 2005	September 30, 2004	Increase
Revenue	$104,738	$96,309	9%		$303,570	$273,023	11%
Contribution margin	$49,945	$45,019	11%		$147,166	$130,137	13%
Contribution margin as % of communication revenues	48%	47%	1	pt	48%	48%	—

Revenues from our Communications segment for the three and nine months ended September 30, 2005 increased 9% and 11%, respectively, over the same periods of 2004. Revenues increased in the three months ended September 30, 2005 over the same period in 2004 due to increased sales volumes of our voice communications products while revenues from our video communications products were essentially flat . Voice communications revenues, which accounted for all 9 percentage points of the increase in revenues from our Communications segment, increased to $37.1 million for the three months ended September 30, 2005 as compared to $28.4 million for the comparable 2004 period. During the third quarter of 2005, we also experienced higher demand than forecasted for our Voice-over-IP products which resulted in product shortages and contributed to an increase in order backlog at the end of the quarter. Video communications revenues were $67.6 million for the three months ended September 30, 2005 as compared to $67.9 million in the same period of 2004. Video communications revenues were adversely impacted during the third quarter of 2005 as a result of product introduction delays of our VSX5000 product as well as a result of our inability to accurately forecast the production mix for the transition and expansion of our VSX7000 product line. Revenues increased in the nine months ended September 30, 2005 over the same period in 2004 due to increased sales volumes of both our video and voice communications products. Voice communications revenues, which accounted for 8 percentage points of the overall increase in revenues from our Communications segment, increased to $100.0 million for the nine months ended September 30, 2005 from $77.3 million in the same period of 2004, primarily as a result of increases in sales volumes of our Voice-over-IP and Circuit Switch products. Video communications revenues, which accounted for 3 percentage points of the overall increase, increased to $203.6 million for the nine months ended September 30, 2005, from $195.7 million in the same period of 2004, primarily due to an increase in sales volumes of our ViewStation/VSX product line offset by decreases in our iPower product line. International revenues, or revenues outside of Canada and the U.S., accounted for 40% and 44% of total Communications segment revenues for the three and nine months ended September 30, 2005 and 43% and 45% of total Communications segment revenues for the three and nine months ended September 30, 2004, respectively.

For the three and nine months ended September 30, 2005, our Communications segment had one customer that represented approximately 12% and 11%, respectively, of Communications segment product revenues. For the three months ended September 30, 2004, our Communications segment had one customer that represented approximately 10% of Communications segment product revenues. This customer is a channel partner, and we believe it is unlikely that the loss of this or any other channel partner would have a material adverse affect on consolidated revenues as we believe end-users would likely purchase our communications products from a different channel partner. No one customer accounted for more than 10% of our Communications segment revenues for the nine months ended September 30, 2004.

The increase in contribution margin for the three months ended September 30, 2005 as compared to the comparable period in 2004 is due to slightly higher gross margins on voice and video communication products as well as decreases in both video and voice communications direct engineering spending as a percentage of revenues. Gross margins improved slightly for the three months ended September 30, 2005 as compared to the same period in 2004 on the video and voice communications products due to manufacturing cost improvements and reduced shipping costs and increased revenues in voice, partially offset by a change in mix toward lower margin products in the video communications segment. Contribution margin for the nine months ended September 30, 2005 as compared to the comparable period in 2004 was higher due to higher gross margins on voice communication products as well as decreases in both video and voice communications research and development spending as a percentage of revenues, partially offset by slightly lower gross margins on video communication products. Gross margins improved for the nine months ended September 30, 2005 as compared to the same period in 2004 for the voice communications products due to increased revenues as well as manufacturing cost improvements. Gross margins decreased slightly in the nine months ended September 30, 2005 as compared to the same period in 2004 on video communications products due to a change in mix toward lower margin products, partially offset by manufacturing cost improvements. Direct marketing and engineering spending will fluctuate from quarter to quarter depending upon the timing of product launches and marketing programs.

Network Systems

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2005	September 30, 2004	Decrease	September 30, 2005	September 30, 2004	Decrease
Revenue	$21,466	$29,606	(27)%	$70,549	$79,525	(11)%
Contribution margin	$6,491	$12,239	(47)%	$24,214	$29,124	(17)%
Contribution margin as % of network systems revenues	30%	41%	(11)pts	34%	37%	(3)pts

Revenues from our Network Systems segment for the three and nine months ended September 30, 2005 decreased 27% and 11%, respectively, over the comparable periods of 2004, due primarily to decreased sales of our audio and video network systems. This was a result of decreased sales volumes of new systems and upgrades as well as decreased average selling prices. The decrease in network systems revenues is due in part to increased competition which has resulted in lower average selling prices as well as deals being lost to competitors. International revenues, or revenues outside of Canada and the U.S., accounted for 38% and 37% of total Network Systems revenues for the three and nine months ended September 30, 2005, respectively, and 29% and 33% of total Network Systems revenues for the three and nine months ended September 30, 2004, respectively. The increase in international Network Systems revenues as a percentage of Network Systems revenues for the three and nine months ended September 30, 2005 as compared to the same periods in 2004 is due primarily to the decrease in video network system revenues in North America as well as decreases in our audio network system revenues which are predominately in North America. For the three and nine months ended September 30, 2005, our Network Systems segment had two customers that together represented approximately 14% and 12%, respectively, of Network Systems segment product revenues. For the three and nine months ended September 30, 2004, our Network Systems segment had two customers that together represented approximately 17% and 15%, respectively, of Network Systems segment product revenues. These customers are channel partners and end users of our audio network services. End users of our audio network products, a product line resulting from the Voyant acquisition, and the revenues in this segment from end users are subject to more variability than our segment revenues from our reseller customers. The loss of one or more of the audio network system customers in the Network Systems segment could have a material impact on our consolidated revenues.

The contribution margin for the three and nine months ended September 30, 2005 decreased as compared to the year ago periods primarily as a result of decreased gross margins across all network systems products. The lower gross margins were primarily a result of lower revenues due to decreased sales volumes and lower average selling prices. The lower gross margins were partially offset by decreases in direct marketing and engineering spending.

Services

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2005	September 30, 2004	Increase		September 30, 2005	September 30, 2004	Increase
Revenue	$18,200	$14,853	23%		$50,488	$41,194	23%
Contribution margin	$6,954	$4,526	54%		$17,016	$10,318	65%
Contribution margin as % of services revenues	38%	31%	7	pts	34%	25%	9	pts

Revenues from our Services segment for the three and nine months ended September 30, 2005 increased 23% over the same periods of 2004 due to increased network system and video services, which were partially offset by decreases in iPower-related services. International revenues, or revenues outside of Canada and the U.S., accounted for 32% and 31%, respectively, of total Service revenues for the three and nine months ended September 30, 2005 and 31% and 29% for the three and nine month periods ended September 30, 2004, respectively. No one customer accounted for more than 10% of our total revenues for our Services segment for the three and nine months ended September 30, 2005 and 2004.

Overall, service gross margins increased for the three and nine months ended September 30, 2005, as compared to the comparable periods in the prior year, as a result of revenue increasing at a faster pace than related service costs. The increase in contribution margin is due primarily to increased gross margins more than offsetting increases in operating expenses.

Liquidity and Capital Resources

As September 30, 2005, our principal sources of liquidity included cash and cash equivalents of $176.0 million, short-term investments of $76.5 million and long-term investments of $254.1 million. Short-term and long-term investments consisted primarily of U.S. government securities, state and local government securities and corporate debt securities. See Note 12 of Notes to Condensed Consolidated Financial Statements. In addition, we have a $25.0 million line of credit with a bank which was unused at September 30, 2005; however, we do have outstanding letters of credit totaling approximately $1.3 million, of which $1.2 million are secured by this line of credit.

We generated cash from operating activities totaling $75.8 million in the nine months ended September 30, 2005, compared with $79.1 million in the comparable period of 2004. The total net change in cash and cash equivalents for the nine months ended September 30, 2005 was an increase of $79.7 million. The primary sources of cash during this period were $75.8 million from operating activities, $10.5 million associated with the exercise of stock options and purchases under the employee stock purchase plan and $112.8 million of sales and maturities of investments, net of purchases. The primary uses of cash during this period were $99.0 million for the purchase of our common stock, $12.4 million for purchases of property and equipment and $8.6 million in net cash paid related to acquisitions. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses (such as depreciation, amortization, inventory write-downs for excess and obsolescence, gain from sale of discontinued operations, amortization of unearned stock-based compensation, gain (loss) on strategic investments, and loss on disposals of property and equipment), net decreases in prepaid expenses, as well as net increases in taxes payable and other accrued liabilities. Offsetting the positive effect of these items were net increases in trade receivables and inventories and net decreases in accounts payable. DSOs increased from 34 days at September 30, 2004 to 45 days at September 30, 2005. This increase in DSO was due primarily to the increase in trade receivables resulting from co-op marketing reserves being recorded in other accrued liabilities instead of in trade receivables starting in Q2 2005, longer payment terms for service providers and government entities from 30 to 45 and 60 days, respectively, as well as a revenue linearity shift to the last month in the quarter. The increase in DSO as a result of the co-op marketing change did not have an effect on our net income or cash flows. We expect that DSO will remain at these higher levels as compared to 2004 but could increase as a result of fluctuations in revenue linearity and an increase in receivables from service providers and government entities. Inventory turns decreased from 9.1 turns at September 30, 2004 to 5.7 turns at September 30, 2005. There is no assurance that the current level of inventory turns will be maintained and, in all likelihood, inventory turns will fluctuate as we continue to shorten lead times and reduce air freight costs.

As part of the DST acquisition, DST shareholders may receive up to an additional $20.0 million of consideration through 2008, payable in cash, based on the achievement of certain financial milestones relating to the operating results of DST. DST’s results of operations have been included in our results of operations since August 25, 2005.

As part of the Voyant acquisition, Voyant shareholders may receive up to an additional $15.0 million of consideration in 2006, payable in cash or, at our option, in Polycom stock, based on the achievement of certain financial milestones relating to the sale of Voyant products. Voyant’s results of operations have been included in our results of operations since January 5, 2004.

From time to time, the Board of Directors has approved plans to purchase shares of our common stock in the open market. During the three and nine month periods ended September 30, 2005, we purchased 2.9 million and 6.0 million shares, respectively, of our common stock in the open market for cash of $49.0 million and $99.0 million, respectively. During the three and nine months ended September 30, 2004, we purchased 1.8 million shares and 2.5 million shares, respectively, of our common stock in the open market for cash of $34.3 million and $47.5 million, respectively. As of September 30, 2005, we are authorized to purchase up to an additional $204.4 million under the 2005 share repurchase plan.

At September 30, 2005, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $61.7 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

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

The table set forth below shows, as of September 30, 2005, the future minimum lease payments, net of estimated sublease income of $8.4 million through September 2008, due under our current lease obligations. If any of these subleases were to be terminated, or if the tenant defaulted on payment, our operating results and overall cash flows would be negatively impacted. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of September 30, 2005 are as follows (in thousands):

Year ending September 30,	Gross Minimum Lease Payments	Estimated Sublease Receipts	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long- Term Liabilities	Purchase Commitments
Remainder of 2005	$8,554	$(1,493)	$7,061	$2,044	$—	$52,469
2006	16,770	(2,994)	13,776	4,032	2,245	8,492
2007	12,266	(2,699)	9,567	2,855	279	542
2008	7,193	(1,177)	6,016	1,443	318	171
2009	5,426	—	5,426	1,301	113	—
Thereafter	15,886	—	15,886	3,732	7,053	—

Total payments	$66,095	$(8,363)	$57,732	$15,407	$10,008	$61,674

We believe that our available cash, cash equivalents and investments will be sufficient to meet our operating expenses and capital requirements for the foreseeable future. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

Off-Balance Sheet Arrangements

As of September 30, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

Revenue Recognition and Product Returns

We recognize revenue, including freight charged to customers, in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” Statement of Financial Accounting Standards, or SFAS, No. 48, “Revenue Recognition When Right of Return Exists”, EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” and the AICPA Statement of Position No. 97-2, or SOP 97-2, “Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Under these guidelines, we recognize revenue on transactions where persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable, and payment is reasonably assured. We accrue for sales returns and other allowances as a reduction to revenues upon shipment based upon our contractual obligations and historical experience. Co-op marketing funds are accounted for in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” Under these guidelines, we accrue for co-op marketing funds as a marketing expense if we receive an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction to revenues. Additionally, we recognize extended service revenue on our hardware and software products as the service is performed.

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

Deferred and Refundable Taxes

We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of September 30, 2005, we have $69.4 million in net deferred tax assets. In order to fully utilize these deferred tax assets we need to generate sufficient amounts of future U.S. taxable income. We believe that it is more likely than not that we will generate sufficient future taxable income to utilize these assets and therefore, as of September 30, 2005, we have not established a valuation allowance against these assets.

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

Non-marketable Securities

We periodically make strategic investments in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. None of our existing investments, which have a carrying value of $7.5 million as of September 30, 2005, have been impaired.

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

On April 14, 2005, the Securities and Exchange Commission announced that the SFAS No. 123R’s effective date was extended to annual periods beginning after September 15, 2005. We expect to adopt this new standard on January 1, 2006. The Company expects SFAS No. 123R will have a material impact on its results of operations.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, (SFAS 154) a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not believe SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flow.

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

Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control. These factors include:

•	fluctuations in demand for our products and services, in part due to the changing global economic environment but also as a result of increased competition as we have seen in Asia across all product lines and globally with respect to video and network systems product lines, or the development of new partnerships, such as the relationships between Tandberg and Cisco as well as Sony and Cisco;

•	the prices and performance of our products and those of our existing or potential new competitors, which can change rapidly due to technological innovations, such as the introduction of high definition technology in video and the demand for lower cost network systems products;

•	changes in our sales management and sales organization, including the addition of sales headcount to achieve increased sales coverage and the departure or removal of key sales personnel, which could result in disruptions among our channel partners and/or increased investments in our sales organization without the resulting revenue increases;

•	changes to our channel partner programs, such as the changes made to our co-op marketing program in January 2005, may not be favorably received by our partners and could result in our channel partners adding our competitors’ products to their portfolio, delaying advertising or sales of our products or shifting emphasis to selling our competitors’ products, which would negatively impact revenue growth in the near term;

•	changes to our channel partner contracts in Europe, Asia Pacific and Latin America, which could result in a change in the number and mix of channel partners, a smaller number of channel partners, and the same channel upset we experienced in North America when similar changes were made;

•	difficult general economic conditions in North America or other regions of the world, as was the case with the global economic uncertainty and downturn in technology spending in 2002 and 2003, and specific economic conditions prevailing in the communications industry and other technology industries;

•	the shift in sales mix of products we sell to lower margin products;

•	the timing, size and mix of the orders for our products;

•	unpredictable fluctuations in general and administrative costs associated with complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and in evaluating our internal control over financial reporting and associated with litigation matters that we may become involved with from time to time;

•	the adoption of the new accounting pronouncement, SFAS 123R, “Share-Based Payments” that will require us to record compensation expense for shares issued under our stock plans beginning in the first quarter of 2006 will have a material impact on our results of operations;

•	the tax impact of recent accounting pronouncements and tax legislation, such as SFAS 123R, “Share-Based Payments,” the American Jobs Creation Act and recent Internal Revenue Service cost sharing regulations, could have a material impact on our results of operations depending upon the tax elections made by us;

•	market acceptance and transition of new product introductions, including expansions to our VSX product family, SoundStation2, SoundStation 2W, PVX software, V2IU, QSX, ReadiSeries and ReadiConvene products, and new products and product enhancements, such as high definition video technology, that are introduced in the future by us or our existing or potential new competitors, which may include various smaller and early stage companies;

•	the shift in revenues to upgrade revenues as opposed to full systems revenues in our Network Systems segment, which could lead to lower revenues;

•	slowing sales by our channel partners to their customers, which places further pressure on our channel partners to minimize inventory levels and reduce purchases of our products;

•	the impact of contractual acceptance provisions, which are increasing and are largely driven by our increased service provider business, and the timing of receipt of such acceptance could delay revenue recognition in any given quarter;

•	the level and mix of inventory that we hold to meet future demand;

•	further changes to our channel partner contracts and channel partner strategy, including changes to our channel partner contracts in North America, could result in a further reduction in the number of channel partners and to more of our channel partners adding our competitors’ products to their portfolio;

•	the impact of the unstable political situation in Israel and military action by the Israeli government and other hostilities in the Middle East and their impact on our Israeli operations;

•	the ability of our customers, channel partners and suppliers to obtain financing or to fund capital expenditures;

•	fluctuations in the level of international sales and our exposure to international currency fluctuations in both revenues and expenses, including the recently announced changes by the People’s Bank of China that unlinks the Chinese currency from the U.S. dollar;

•	the cost and availability of components, such as the cost increases for memory devices used in many of our products;

•	manufacturing costs;

•	the level and cost of warranty claims;

•	the impact of disruptions in our operations and at the sites of our primary manufacturing partners in Thailand, China, Singapore and Israel or raw material suppliers to these primary manufacturing partners for any reason, including fire, earthquake or other natural disasters, quarantines, power loss, telecommunications failures and other events beyond our control;

•	future changes in existing financial accounting standards or practices or taxation rules or practices;

•	the near and long-term impact of the military action in Iraq or other hostilities;

•	the near and long-term impact of terrorist attacks and incidents and any military response or uncertainty regarding any military response to those attacks;

•	the level of royalties we must pay to third parties;

•	the impact of seasonality on our various product lines and geographic regions; and

•	adverse outcomes in intellectual property matters and the costs associated with asserting and enforcing our intellectual property portfolio.

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

The markets for video and voice communications and network systems products are characterized by rapidly changing technology, such as the recent demand for high definition video technology and lower cost network systems products, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, proper positioning of new products in relation to our total product portfolio and their relative pricing, differentiation of new products from those of our competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with compatibility issues, channel partner training, technical and sales support as well as field support are also factors that may affect our success in this market. When we take any significant actions regarding our product offerings, or acquire new product offerings, it is important to educate and train our channel partners to avoid any confusion as to the desirability of the new product offering compared to our existing product offerings. During the last year, we have launched several new product offerings, such as expansions to our VSX product family, SoundStation2, SoundStation 2W, PVX software, V2IU, QSX, ReadiSeries and ReadiConvene. While we believe we have taken the appropriate measures to educate and train our channel partners, there is a risk that these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any product until they determine if these products are more desirable products than our legacy products. Such delays in purchases could adversely affect our revenues, gross margins and operating results in the period of the delay. These new product launches, or any new product launch in the future, could also cause confusion among our channel partners as we educate and train them on, and as they take time to evaluate, these new product offerings. Further, the shift in communications from circuit-switched to IP-based technologies over time may require us to add new channel partners, enter new markets, such as the service provider market, which we entered into with the acquisition of Voyant in January 2004, and gain new core technological competencies. We are attempting to address these needs, including developing a service provider strategy, and the need to develop new products through our internal development efforts, joint developments with other companies and through acquisitions. We may not identify successful new product opportunities and develop and bring products to market in a timely manner or be successful in developing a service provider strategy. Additionally, we cannot be assured that competing technologies developed by others will not render our products or technologies obsolete or noncompetitive. Further, as we introduce new products that can or will render existing products obsolete, these product transition cycles may not go smoothly, causing an increased risk of inventory obsolescence and relationship issues with our end user customers and channel partners.

The failure of our new product development efforts, any inability to service or maintain the necessary third-party interoperability licenses, our inability to properly manage product transitions or to anticipate new product demand, and our inability to enter new markets, such as the service provider market, would harm our business and results of operations.

We may experience delays in product introductions and our products may contain defects, which could seriously harm our results of operations.

We intend to continue to introduce new products; however, we cannot assure you that new product releases will be timely or that they will be made at all given that we have experienced delays in the introduction of certain new products and enhancements in the past. We experienced delays in introducing the VSX 5000, the VSX 7000, ViewStation MP and WebStation from their original expected release dates due to unforeseen technology and/or manufacturing ramping issues. Similar delays occurred during the introduction of the SoundStation 2W, ShowStation, ShowStation IP and SoundStation Premier, which affected the first customer ship dates of these products. We had delays in introducing our SoundStation IP product, which we believe negatively impacted our sales revenue in the first quarter of 2001, and delays in introducing our SoundPoint IP product, which we believe negatively impacted our sales in the third and fourth quarters of 2001.

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

If the market does not accept our products, including the SoundStation2, the SoundStation 2W, the expanded VSX product family, the PVX software, and the V2IU, QSX, ReadiSeries and ReadiConvene products launched in 2004 and 2005, our profitability could be harmed. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment and network systems which could cause us to reduce the prices for any of these products or discontinue one product with the intent of simplifying our product offering and enhancing sales of a similar product. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products in the hope of stimulating growth in a similar product. While we cannot assure you that these actions would have the desired result, any of these actions could have an adverse impact on our product margins and profitability.

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

Since 2001, we have purchased several businesses, which together include goodwill valued at approximately $359.0 million and other purchased intangible assets valued at approximately $23.9 million as of September 30, 2005. This represents a significant portion of the assets recorded on our balance sheet. Generally accepted accounting principles related to goodwill and other intangibles changed with the issuance of Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets” which we adopted effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives, but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values, which could result in a full write-off of their book value. If these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” in our balance sheets. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have recorded charges against earnings in prior years totaling $12.5 million associated with the impairment of these investments. As of September 30, 2005, our investments in private companies are valued at $7.5 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels which would harm our business.

If we fail to compete successfully, our business and results of operations would be significantly harmed.

We face significant competition in the communications industry which is subject to rapid technological change. In video communications, our major competitors include Tandberg and a number of other companies including Aethra, Avistar, D-Link, Huawei, LeadTek, NEC, Panasonic, Sony, VCON, VTEL and ZTE, as well as various smaller or new industry entrants. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology, next generation high definition video resolution technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video communications products or may partner with companies which have more substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market or sell their products. For example, Tandberg, a major competitor in video communications, announced a strategic relationship with Cisco Systems, whereby Tandberg will provide Cisco Systems with technology that will be co-branded and sold by Cisco Systems. In addition, in the first quarter of 2005, Sony announced that it will be integrating its video conferencing products with Cisco’s IP communications products. Since the second quarter of 2003, we have experienced greater losses in group video conferencing sales to our competitors, including competition we are experiencing at lower price points from competitors in China. We expect to continue to face stiff competition from Tandberg, and they may gain market share from us, due in part to their strategic relationship with Cisco and their latest product offerings. In addition, we believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, 3Com, Hewlett-Packard, Dell, Microsoft, Nortel Networks, RealNetworks and WebEx, that enable web-based or network-based video and collaboration communications. The market for voice communications equipment, including voice conferencing and desktop equipment, is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. In voice communications, our major competitors include Aethra, ClearOne Communications, Konftel, Mitel and other companies that offer lower cost, full-duplex speakerphones. There are also several low cost manufacturers in Asia and Europe that are emerging with VoIP desktop products competitive with ours. In addition, there are notable PBX and IP Call Manager manufacturers that compete with standards based IP products including Avaya, Cisco Systems, Mitel and Siemens. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that are lower cost than our voice communications products. Our video network systems business has significant direct competition from RADVISION, and a number of other companies, including Cisco Systems, First Virtual, Huawei and Tandberg as well as increasing competition from some smaller and early stage companies. Our video network systems revenues have declined sequentially since the fourth quarter of 2004 and could continue to decline as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures. Our audio network systems business has significant competition from companies such as Spectel, which was recently acquired by Avaya, Compunetix and Latitude. For our services business, we see the competition potentially coming from a number of companies, including Cisco Systems and Nortel, as we believe these vendors will look at our products as potential service revenue streams, in addition to trying to provide one service solution to their customers. Today third party maintenance companies are not a big threat to our service base, but as the industry continues to grow, this may become a concern over time. In addition, it is possible that we will see increased competition in all of our product lines to the extent that one or more of our competitors join together either through mutual agreement or acquisitions to form new partnerships to compete against us. These competitors on a stand-alone basis or on a combined basis could have more substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products.

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

Competition that we face in our markets is intense and, in particular, we noted a softening in Europe and Asia sales in the third quarter of 2005, North America, Europe and Latin America sales in the first quarter of 2005 and in North America sales in the fourth quarter of 2004. Additionally, we have noted additional competitors and increased pricing pressure in China, India and other parts of Asia, which contributed to sales in Asia being approximately flat in the first and second quarters of 2005 and down in the third quarter of 2005 as compared to the comparable quarters of 2004. If such trends continue, our financial results may be adversely impacted.

In addition, competition that we face in certain of our international markets is different than that we face in North America and is continually changing. For instance, we have noted additional competitors and increased pricing pressures in China, India and other parts of Asia contributing to the flat revenues that we have seen in Asia in the first and second quarters of 2005 and decreased revenues in the third quarter of 2005. If we are unable to compete effectively in these regions in terms of price, technology, product offerings or marketing strategies, our overall financial results may suffer. We cannot be assured that we will be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our current or future competitors could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be the reduction in the prices of our products and our competitors’ products, the introduction of additional lower priced competitive products or the introduction of new products or product platforms that render our existing products or technologies obsolete. We expect this increased competitive pressure may lead to intensified price-based competition, resulting in lower prices and gross margins which would significantly harm our results of operations.

Our operating results are hard to predict as a significant amount of our sales may occur at the end of a quarter or are subject to contractual acceptance provisions.

The timing of our channel partner orders and product shipments can harm our operating results.

Our quarterly revenues and operating results depend upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. Moreover, prior to the second half of 2003 and in the first quarter of 2005, the majority of our orders in a given quarter shipped in the last month of that quarter and sometimes in the last few weeks of the quarter. Throughout 2003 and through the second quarter of 2004, the amount of our order backlog steadily increased, principally as a result of our new channel strategy, the establishment of product lead times to maximize our inventory efficiency, our acquisition of Voyant, and our focus on operational efficiencies in the logistics area. In the fourth quarter of 2004, our backlog decreased significantly due in part to a decrease in current quarter bookings as a percentage of revenue, shorter lead times and an increase in deferred revenue from carve outs associated with the increase in shipments of our VSX product family, which include the first year of maintenance and support. During the quarter ended September 30, 2005, our order backlog increased by $9.5 million to $33.5 million primarily as a result of orders being received late in the quarter, product shortages of certain Voice-over-IP and video products and customer delivery dates requested outside of the quarter, and we believe that the current level of backlog will continue to fluctuate due to many factors such as ability of our sales force to generate orders linearly throughout the quarter, our ability to forecast revenue mix and plan our manufacturing accordingly, increased deferred revenue associated with our VSX products, timing of product acceptance where contractually required and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could significantly negatively impact end-user orders, which could in turn negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline in future quarters, even to zero. The return to historical linearity levels or any failure or delay in the closing of orders during the last part of a quarter would materially harm our operating results, as occurred in the first quarter of 2003 and the second and third quarters of 2002. Furthermore, we may be unable to ship products in the period we receive the order due to these or other factors, which would have an adverse impact on our operating results. In such events, the price of our common stock would decline.

Difficulty in estimating channel partner orders can harm our operating results, the establishment of product lead times to maximize our inventory efficiency and our focus on operations efficiency in the logistics area.

Revenues for any particular quarter are extremely difficult to predict with any degree of certainty. We typically ship products within a short time after we receive an order and therefore, backlog is not a good indicator of future revenues. In the third quarter of 2005, we ended the quarter with a more significant amount of order backlog than our historical experience, primarily as a result of the timing of orders received, product shortages of certain Voice-over-IP and video products and customer delivery dates requested outside of the quarter. In the second and third quarters of 2004, we did end the quarter with a more significant amount of order backlog than our historical experience, principally as a result of our new channel strategy, the establishment of product lead times to maximize our inventory efficiency, our acquisition of Voyant in the first quarter of 2004, and our focus on operational efficiencies in the logistics area. We believe that the current level of backlog will continue to fluctuate and is dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly, increased deferred revenue associated with our VSX products, timing of product acceptance where contractually required and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders which could in turn significantly negatively affect orders from our channel partners in any given quarter. Accordingly, our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, the majority of Voyant’s orders are received in the last month of a quarter, typically the last few weeks of that quarter, thus the unpredictability of the receipt of these orders could negatively impact our future results. We historically have received a majority of our channel partner orders in the last month of a quarter and often in the last few weeks of the quarter. In the event that order linearity declines to the levels experienced in 2002 and the first half of 2003, where the majority of our sales occurred in the last month of the quarter, or if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly. Accordingly, any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

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

To avoid confusion by our channel partners regarding our product offerings, we need to devote significant resources to educating and training them.

When we take any significant actions regarding our product offerings, or acquire new product offerings, it is important to educate and train our channel partners to avoid any confusion on the desirability of the new product offering in relation to our existing product offerings. In the last year, we have launched several new video and voice products, including expansions to the VSX product family, SoundStation2, SoundStation 2W, PVX software, V2IU, QSX, ReadiSeries and ReadiConvene. While we believe we have taken the appropriate measures to educate and train our channel partners, there is a risk that the launch of these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any video or voice products, until they determine if these new products are more desirable products than our legacy products. Such delays in purchases could adversely affect our revenues, gross margins and operating results in the period of the delay. These new product launches, or any new product launch in the future, could cause confusion among our channel partners as we educate and train them on, and as they take time to evaluate, these new product offerings.

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

We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to dealers and end-users. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as a recurrence of the global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our revenues would be negatively affected. For example, the economic downturn negatively affected our business and operating results in 2001, and the global economic uncertainty and downturn in technology spending negatively affected our business and operating results in 2002 and in the first quarter of 2003. While there has been some improvement in technology spending and the global economy, constraints in technology capital spending still exist and if these conditions recur in the future, our business and operating results will continue to be negatively affected. For example, in the fourth quarter of 2004 and the first quarter of 2005, we experienced sequential decreases in absolute dollars in revenues from U.S. government entities. In addition, if channel partners decide to purchase more inventory, due to product availability or other reasons, than is required to satisfy end-user demand or if end-user demand does not keep pace with the additional inventory purchases, channel inventory could grow in any particular quarter which could adversely affect product revenues in the subsequent quarter. Moreover, if we choose to eliminate or reduce special cost or stocking incentive programs, quarterly revenues may fail to meet our expectations or be lower than historical levels. In addition, we made changes in sales management and our sales organization, implemented changes to our partner strategy in North America, and we plan to continue to implement changes internationally to our channel partner strategy and contracts which may continue to result in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with even more direct interaction between us and our direct end-user customers. This strategy shift includes channel certifications for certain network systems and video products that we believe yield a higher level of end-user customer satisfaction. As part of this new channel partner strategy and a result of the global economic downturn, the channel inventory model changed to reduce channel inventories at those channel partners that stock product and to move some channel partners to a drop shipment method for their end-user customers as opposed to having these partners carry inventory. During the second quarter of 2003, we believe that we essentially completed our channel inventory reduction program and we believe that, in aggregate, we will see only minor variations, upwards or downwards, in channel inventory weeks within product lines or regions moving forward. This channel strategy has and could continue to upset our channel partners to the extent that they could add competitive products to their portfolios or shift more emphasis to selling our competitors’ products. These changes may continue to cause disruptions in our channels and negatively impact revenue growth in the near term.

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

Our channel partners are eligible to participate in various incentive programs, depending upon their contractual arrangements with us. As part of these arrangements, we have the right to make changes in our programs and launch new programs as business conditions warrant. For example, earlier this year we announced changes to our co-op marketing programs which will affect how our partners utilize and claim credit for eligible marketing activities. While we believe this change will allow us to better focus and leverage our collective marketing efforts, this change could cause disruptions in our channels and negatively impact revenue growth in the near term. These changes could upset our channel partners to the extent that they could add competitive products to their portfolios, delay advertising or sales of our products, or shift more emphasis to selling our competitors products, if not appropriately handled. There can be no assurance that our channel partners will be receptive to this change and that we will receive the positive benefits that we are anticipating in making these program changes.

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

Our future success will depend in part on our continued ability to hire, assimilate and retain qualified personnel. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel. In addition, provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC and Nasdaq impose heightened personal liability on some of our key management personnel. The threat of such liability could make it more difficult to identify and hire and retain highly-skilled management personnel. In addition, from time to time, we may also decide to replace certain key personnel, and such transitions may be disruptive to the affected function and our business, such as we did recently in Asia. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, particularly technical and management, as needed, could harm our business. In addition, as we add more complex software product offerings, it will become increasingly important to retain and attract individuals who are skilled in managing and developing these complex software product offerings. Further, many of our key employees in Israel, who are responsible for development of our network systems products, are obligated to perform annual military reserve duty and may be called to active duty at any time under emergency conditions. The loss of the services of any executive officer or other key technical or management personnel could have an adverse and disruptive impact on their affected function and, consequently, materially harm our business or operations.

We experienced significant growth in our business and operations due to internal expansion and business acquisitions during the last five years, and if we do not appropriately manage this growth and any future growth, our operating results will be negatively affected.

Our business has grown in recent years through both internal expansion and business acquisitions, and continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. For example, our annual revenues increased from $344 million in 2000 to $540 million in 2004, and during that time, we acquired Accord, Circa, PictureTel, ASPI, MeetU and Voyant. Further, our headcount increased from 362 employees at December 31, 1999 to 1,622 employees at September 30, 2005. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands placed on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

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

To date, we have completed several acquisitions. The process of integrating acquired companies into our operations requires significant resources and is time consuming, expensive and disruptive to our business. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of these companies could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

•	potentially incompatible cultural differences between the two companies;

•	incorporating the acquired company’s technology and products into our current and future product lines;

•	potentially creating confusion in the marketplace by ineffectively distinguishing or marketing the product offerings of the newly acquired company with our existing product lines, such as we recently experienced with DST;

•	possible geographic dispersion of operations;

•	generating marketing demand for an expanded product line;

•	the difficulty in leveraging the acquired company’s and our combined technologies and capabilities across all product lines and customer bases; and

•	our inability to retain previous customers or employees of an acquired company.

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

We have a liability of approximately $4.4 million at September 30, 2005 related to vacant and redundant facilities in connection with our acquisition of PictureTel, which is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. For example, we have an approximately 152,000 square foot building which is fully subleased to a third party for the length of our lease obligation.

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

We subcontract the manufacture of our voice and video product lines to Celestica, a third-party contract manufacturer. We use Celestica’s facilities in Thailand, China and Singapore, and should there be any disruption in services due to natural disaster, terrorist acts, quarantines or other restrictions associated with infectious diseases, or other similar events, or economic or political difficulties in any of these countries or Asia or any other reason, such disruption would harm our business and results of operations. Also, Celestica’s facilities are currently the primary source manufacturer of these products, and if Celestica experiences an interruption in operations or otherwise suffers from capacity constraints, we would experience a delay in shipping these products which would have an immediate negative impact on our revenues. As a result, we may not be able to meet demand for our products which could negatively affect revenues in the quarter of the disruption and harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

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

We have licensing agreements with various suppliers for software incorporated into our products. For example, we license communication software from Konexx and RADVISION, video communications source code from ADTRAN, Delcom, Mitsubishi, Simtrol, Skelmir, SNMP, and Software House, development source code from Avaya, Telolgy, and Windriver, audio algorithms from D2, Lucent Technologies, Sipro, Texas Instruments and Voiceage, video algorithm protocol from DSP, Nortel Networks and UB Video, and Windows software from Microsoft. In addition, certain of our products are developed and manufactured based largely or solely on third-party technology. These third-party software licenses and arrangements may not continue to be available to us on commercially reasonable terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business and results of operations.

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

Furthermore, others may develop similar products, duplicate our products or design around our patents. In addition, foreign intellectual property laws may not protect our intellectual property rights. Litigation may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources which could harm our business, and we could ultimately be unsuccessful in protecting our intellectual property rights.

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

Over the past few years, we initiated significant investments in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our revenues, as happened from 1999 through 2004, accounts receivable balances will likely increase as compared to previous years. Although, from time to time, we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepaid discounts, these additional incentives have lowered our profitability. In addition, the recurrence of economic uncertainty or downturn in technology spending in the United States may restrict the availability of capital which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, which occurred with Global Crossing, WorldCom and MCSi. Either of these conditions would harm our cash flow and days sales outstanding performance. Although in recent quarters our experience in collecting receivables has been good and we expect this trend to continue, there can be no assurance that it will continue. Throughout 2004 and the third quarter of 2005, our days sales outstanding (DSO) metrics have ranged from 32 in the first quarter of 2004 to 45 days in the third quarter of 2005, reaching 46 days in the first quarter of 2005. We expect that DSO metrics will increase over the prior years as a result of extending payment terms beyond 30 days to remain competitive, as we did recently in North America for certain service provider and public sector customers where payment terms increased to 45 and 60 days, respectively, and to a lesser extent as a result a decrease in co-op marketing reserves as a result of co-op marketing funds no longer being recorded as a reduction of trade receivables but rather recorded in other accrued liabilities. Additionally, DSO metrics will continue to fluctuate, and in all likelihood, will increase as revenues increase, as a result of fluctuations in revenue linearity, as a result of future acquisitions, or any other factors. In addition, as we manage our business and focus on shorter shipment lead times for certain of our products and implement freight cost reduction programs, our inventory levels may increase, resulting in decreased inventory turns that could negatively impact our cash flow.

Our stock price fluctuates as a result of the conduct of our business and stock market fluctuations.

The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of our common stock may be significantly affected by a variety of factors, including:

•	statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business, including competitors, partners, suppliers or telecommunications industry leaders or relating to us specifically, as has occurred recently;

•	the announcement of new products or product enhancements by us or our competitors;

•	technological innovations by us or our competitors;

•	quarterly variations in our results of operations;

•	general market conditions or market conditions specific to technology industries;

•	domestic and international macroeconomic factors; and

•	any other factors, including those factors discussed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Other Factors Affecting Future Operations.”

In addition, the stock market continues to experience extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many high technology companies like us. These fluctuations are often unrelated to the operating performance of the specific companies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and bank borrowings. The investment portfolio includes highly liquid, high-quality instruments. Some investments in the portfolio may contain an embedded derivative, and interest rate hedges may be placed if they are tied to a specific investment or group of investments in accordance with our Investment Policy; however, they are generally not significant. We may occasionally use forward contracts as a hedge against currency exchange rate fluctuations, which may affect the value of trade receivables billed in currencies other than the United States dollar. As of September 30, 2005, we have no open foreign currency hedging contracts.

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

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents, held at September 30, 2005 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over nine and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$175,631	$175,269	$174,908	$174,545	$174,183
State and local governments	18,090	18,052	18,015	17,978	17,941
Corporate debt securities	138,285	138,000	137,714	137,430	137,145

Total	$332,006	$331,321	$330,637	$329,953	$329,269

The following table estimates the fair value of the portfolio at a nine-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$175,269	$175,088	$174,908	$174,726	$174,545
State and local governments	18,052	18,034	18,015	17,997	17,978
Corporate debt securities	138,000	137,858	137,714	137,572	137,430

Total	$331,321	$330,980	$330,637	$330,295	$329,953

A substantial majority of our sales are denominated in U.S. dollars. However, we are selling iPower products and related services in some local currencies, primarily Euros, British Pounds, Hong Kong Dollars, Singapore Dollars and Japanese Yen, which have increased our foreign currency exchange rate fluctuation risk. Based on our overall currency rate exposure at September 30, 2005, a near-term 10% appreciation or depreciation in the U.S. Dollar, relative to our foreign local currencies, would have an immaterial effect on our financial position, results of operations and cash flows based on our balances as of September 30, 2005. We are currently evaluating whether to, and may decide to, expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell our products in foreign currencies, thereby further increasing our foreign exchange risk. While we do not hedge for speculative purposes, in the event of a significant transaction due in a foreign currency, we may enter into a foreign currency forward exchange contract for hedging purposes.

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

During the third quarter of 2005, we implemented PeopleSoft Financial Modules, our enterprise resource planning (“ERP”) system, at our Israeli location and updated related control processes at that location accordingly. As a result of this implementation, all entities are on the same ERP system, with the exception of DST that was acquired during the quarter.

        There were no other changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as our business expands. In particular, we expect to face an increasing number of patent and other intellectual property claims as the number of products and competitors in Polycom’s industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings initiated against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. Based on currently available information, management does not believe that the ultimate cost to resolve any currently pending matters, individually and in the aggregate, are likely to have a material adverse effect on the company’s financial position, results of operations or cash flows. In addition, from time to time, we may decide to initiate litigation to enforce our patents and other intellectual property rights and these matters could be time consuming, costly and require significant amounts of management time. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations, or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides a month-to-month summary of the activity during the three months ended September 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares/Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans (1)
7/01/05 to 7/31/05	—	$—	—	5,420,000
8/01/05 to 8/31/05	2,408,000	16.70	2,408,000	$213,123,000	(2)
9/01/05 to 9/30/05	497,700	17.58	497,700	$204,372,000	(2)

Total	2,905,700	$16.86	2,905,700

(1)	On August 6, 2004, the Company announced that the Board of Directors had approved a share repurchase plan for the Company to purchase up to 10.0 million shares of the Company’s common stock in the open market. Under the 2004 share repurchase plan, as of August 9, 2005, the Company had purchased approximately 4.8 million shares of its common stock in the open market for cash of $81.8 million. The 2004 share repurchase plan was terminated on August 8, 2005.

On August 9, 2005, the Company announced that the Board of Directors had approved a $250 million share repurchase plan, which superseded all prior share repurchase plans, under which it would purchase shares in the open market from time to time. As of September 30, 2005, under the 2005 share repurchase plan, the Company had purchased approximately 2.7 million shares of its common stock in the open market for cash of $45.6 million. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2005 share repurchase plan does not have an expiration date.

(2)	Purchases of 200,000 shares of common stock by the Company between August 1, 2005 and August 8, 2005 were made under the Company’s 2004 share repurchase plan, which was terminated upon the Board’s adoption of the 2005 share repurchase plan. The amount reflects the approximate dollar value of shares that may yet be purchased under the 2005 share repurchase plan.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration, and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 31, 2005	POLYCOM, INC.

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