Form 10-K
period 2005-12-31
POLYCOM INC
filed 2006-03-10
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 in Exchange Act)    Yes  ☐    No  ☒

As of June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 96,527,340 shares of the Registrant’s common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant, based on the closing sale price of such shares on the Nasdaq National Market on June 30, 2005, was approximately $1,437,648,531. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

86,969,844 shares of the Registrant’s Common Stock were outstanding as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the fiscal year covered by this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” and elsewhere in this Annual Report on Form 10-K, and in the documents incorporated by reference in this Annual Report on Form 10-K, constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “will,” “intend,” “potential,” and similar expressions or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Annual Report on Form 10-K involve known and unknown risks, uncertainties and situations, including those disclosed in “Risk Factors” in this Annual Report on Form 10-K, that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity or performance expressed or implied by these statements.

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

Our products are unified under The Polycom Accelerated Communications Architecture, a framework of common technology principles and objectives for intelligent, standards-based communications. This architecture is designed to facilitate interoperability among systems in a multi-vendor ecosystem, leverage common features across a variety of products and streamline management processes. The Polycom Accelerated Communications Architecture serves as the enabling platform for unified collaborative communication, our corporate vision of a unified communications environment for employees, customers and partners to communicate in a dispersed workplace.

The shift from circuit-switched telephony networks to Internet Protocol (IP) based networks is a significant driver for Polycom’s collaborative communications markets and for our business. In 2005, for instance, our Voice over IP (VoIP) products grew faster than any other product line in the company. In addition, over half of our group video products and essentially all of our desktop video products were shipped to connect to IP environments rather than legacy ISDN networks. Strategically, Polycom is investing much of its research, development, sales and marketing efforts into delivering a superior IP-based collaborative communications solution, using Polycom proprietary technology in the evolving, standards-based IP communications environment. Our goal is to deliver best of breed collaborative communications solutions that integrate into any enterprise call management system or instant message environment.

Our business operates in three segments, Communications, Network Systems and Services. Our Communications segment includes videoconferencing collaboration products and voice communications products and accounted for 72% of our revenues in 2005. Our Network Systems segment includes our MGC™ and ReadiVoice® series of media servers, our ReadiManager™ network management product, our

PathNavigator™ call processing server, and our other network management and scheduling software and accounted for 16% of revenues in 2005. Our Services segment includes a wide range of professional service and support offerings to our resellers and directly to some end-user customers and accounted for 12% of revenues in 2005. In addition, we acquired DSTMedia Technology Co., Ltd. (DSTMedia), a small Beijing, China based company, in August 2005 and its products are included in our Communications and Network Systems segments. Also, in January 2004 we acquired Voyant Technologies, Inc. and its voice bridging products and services are included in our Network Systems and Services segments, respectively. See Note 17 of Notes to Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin, segment inventory and revenue by geography. A discussion of factors potentially affecting our operations is set forth in “Risk Factors,” in Item 1A.

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

We have established relationships with leading communications and technology firms to assist us in developing, marketing, distributing and manufacturing our products. For example, we have agreements with Avaya and Cisco Systems to develop and market voice-over-IP, or VoIP, and video communications products. We have formed strategic relationships with leading companies such as Avaya to jointly develop IP telephony-enabled video solutions and for Avaya to sell and service other Polycom products globally. We also have a co-development and marketing agreement with Microsoft to integrate our respective desktop, conference room, and network hardware and software solutions. We sell our products through a broad network of channel partners, including distributors, value-added resellers, systems integrators, leading communications service providers and retailers. In late 2002 and 2003, we implemented changes to our channel partner contracts and changes to our channel partner strategy, mainly in North America, which resulted in a smaller number of channel partners, a change in the mix of our channel partners and a shift to a model with more direct interaction between us and our end-user customers. In 2004, we began to expand this channel partner strategy globally, which resulted in a shift to a model with more direct interaction between us and our end-user customers. In 2005, we changed our cooperative marketing model with our channel partners, resulting in Polycom taking more control over these channel marketing expenditures. We also launched several programs aimed at driving a higher level of Polycom business through our channel partners. We manufacture our products through a low-cost, outsourced model optimized for quality, reliability and fulfillment agility.

We were incorporated in December 1990 in Delaware. Our principal executive offices are located at 4750 Willow Road, Pleasanton, California 94588, and our telephone number at this location is (925) 924-6000. Our Internet Website address is www.polycom.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our Internet website under “Investor Relations—Financial Summaries—Financial and SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC. Information on our website does not constitute a part of this Annual Report on Form 10-K. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding us that we file electronically with the SEC.

Polycom and the Polycom logo are registered trademarks of Polycom, Inc. This Annual Report on Form 10-K also includes other trade names, trademarks and service marks of ours and of other companies.

MARKETS AND PRODUCTS

Communications Segment

Video Conferencing

Video communication is an emerging method of more natural and effective collaboration among individuals separated by distance. With the increasing availability of broadband services, migration to IP networks and advances in video conferencing technology, many enterprises and government entities are now seeking communications equipment capable of utilizing available bandwidth to enable real-time and on-demand video conferencing. Globalization, outsourcing, mobility and travel restrictions are workplace realities during a period when organizations are striving for faster decision-making, faster time-to-market and the leveraging of their resources. Polycom’s collaborative communications products bridge that gap through the use of video conferencing, coupled with our voice communications and web-based content sharing. We provide solutions suited for the Enterprise, Government, Education, and Healthcare vertical markets.

Polycom offers a family of video conferencing products. Our VSX™ and V-series product lines comprise a suite of high-performance, cost-effective and easy-to-use group video conferencing systems. Our Polycom PVX™ desktop video conferencing product extends professional-grade video conferencing to the desktop or laptop PC. Multiple options exist to incorporate high resolution data sharing and collaboration into the video conference: the People+Content™ family of peripherals allows users of our VSX and V-series products to more easily incorporate content, documents and audiovisual effects into their video conferencing sessions. Our video conferencing products are compatible with international standards and are in use in more than 30 countries.

The following table lists our video conferencing products, their key features and typical U.S. list prices:

Video Conferencing Products	Key Features	Typical US List Price

Polycom Executive Collection	• High performance video system	$49,999-$77,999
• Integrated high fidelity audio
• Premium plasma displays

VSX Group Video Conferencing systems (VSX 5000, 7000s, 7000e and 8000)	• High-quality, enhanced video and voice delivered at 30 frames per second and up to 60 fields per second, and Siren™ 14 CD-like audio	$3,999-$18,549
• Easy to use graphical interface
• Embedded Web functionality and content sharing
• IP and ISDN connectivity
• Up to 4-site multipoint capability with cascading (IP, ISDN and mixed)
• H.264 advanced video compression for highest quality video at lower call data rates
• Can be integrated with SoundStation VTX conference phone, allowing users to dial a video call using their phone keypad
VSX 3000	• Designed for the Executive Desktop—high quality video conferencing system that doubles as a PC display	$4,999-$6,499
• Integrated camera, microphone, speakers, codec and display
• IP and ISDN network connectivity
• Up to 4-site multipoint capability with cascading (IP, ISDN and mixed)
• H.264 advanced video compression for highest quality video at lower call data rates

Video Conferencing Products	Key Features	Typical US List Price

V500	• High quality, affordable video calling system for small businesses and telecommuters	$1,999-$3,499
	• Integrated camera and codec easily connects to any television display
	• IP and ISDN network connectivity

People+Content	• Video peripheral used to incorporate live data, documents and visual effects from a laptop directly into a videoconferencing session	$1,999
	• Dynamic dual stream capability, People + Content, allows user to present content while maintaining face-to-face contact

Polycom PVX	• Business-quality video conferencing software enables professional-grade desktop video conferencing	$149
	• Full motion video delivered at up to 30 frames per second
	• Integrated content sharing and collaboration

Voice Communications

Our voice communications products enhance business communications. A majority of Polycom’s voice products feature our patented Acoustic Clarity Technology which allows simultaneous conversations (full duplex) and minimizes background noise, echoes, word clipping and distortion.

Our Vortex® series of rack-mounted voice conferencing products provide solutions for larger, high-end conference rooms, training rooms, auditoriums, courtrooms, classrooms and other permanent installations. These integrated room solutions can be used as a stand alone audio system or can be used in combination with a video system to significantly enhance the voice quality and microphone pick up. All of our voice end-points are compatible with international standards and are in use in more than 30 countries.

The convergence of voice and data networks is allowing VoIP telephony systems to address many needs of today’s enterprises, including reducing costs, new productivity enhancing applications, simplifying network management and converging voice and data networks. VoIP telephony systems enable corporations to distribute a single network across multiple offices or remote locations, and reduce the cost of managing communications networks by allowing remote provisioning. These converged systems also provide a platform for enterprises to rapidly build applications to meet specific business demands. We have established relationships with Alcatel, Avaya, Broadsoft, Cisco Systems, Digium, Interactive Intelligence, Lucent Technologies, Nortel, Pingtel, Sphere Communications, Sylantro and Vonexus to collaborate in the development, marketing and distribution of our VoIP conferencing and/or handset products, depending upon the partner.

The following table lists our voice communications products, their key features and typical U.S. list prices:

Voice Communication Products	Key Features	Typical US List Price
Vortex EF 2241, Vortex EF 2280	• Multi-channel acoustic echo and noise cancellation for installed conferencing applications	$3,995-$4,615
• Integrated, automatic mixing of up to 8 microphones and 4 auxiliary audio sources, depending on model

Voice Communication Products	Key Features	Typical US List Price

Vortex EF 2210, Vortex EF 2211	• Single channel acoustic echo and noise cancellation for installed conferencing applications	$1,995-$2,695

SoundStation VTX 1000

•      High fidelity voice quality—featuring Polycom’s Acoustic Clarity Technology and WIDEBAND audio. Full duplex and echo cancellation capabilities that facilitate conversations without clipping or distortion

$1,299-$1,799
• Room coverage for large room environments—talk from up to 20 feet away from the microphone
• Microphones that track the person speaking and active noise reduction and automatic gain control to remove background noise
• Integration with Polycom VSX video

SoundStation2	• Polycom’s Acoustic Clarity Technology. Full duplex and echo cancellation capabilities that facilitate conversations without clipping or distortion	$499-$699
• Microphones that track the person speaking and active noise reduction and automatic gain control to remove background noise
• Ability to connect with most cell phones and use in environments without an analog line.

SoundStation 2W	• Wireless voice featuring Polycom’s Acoustic Clarity Technology. Full duplex and echo cancellation capabilities that facilitate conversations without clipping or distortion	$699-$899
• Microphones that track the person speaking and active noise reduction and automatic gain control to remove background noise
• Up to 24 hours talk time (160 hours stand by time) and enhanced security with 64 bit encryption
• Ability to connect with most cell phones and use in environments without an analog line
• Expandable model for external microphone connection in larger rooms

SoundStation IP	• Polycom’s Acoustic Clarity Technology. Full duplex and echo cancellation capabilities that facilitate natural conversations without clipping or distortion	$999-$1,099
• Supports multiple IP protocols and is field upgradeable
• Expandable model for external microphone connection in larger rooms

Voice Communication Products	Key Features	Typical US List Price

SoundPoint IP™ 301, 501 and 601	• Full-featured, standards based Voice over IP desktop telephones featuring professional full duplex hands free communication and handset capabilities	$180-$399
	• SoundPoint IP 301 supports up to 2 lines, SoundPoint IP 501 supports up to 3 lines and SoundPoint IP 601 supports up to 6 lines
	• Supports multiple IP protocols
	• High resolution graphical LCD display for applications and ease of use

SoundPoint IP Expansion Module	• Augments SoundPoint IP 601 with a high-resolution graphical LCD	$399
	• Adds 14 multifunctional line keys for line registration, call appearance, or speed dial

QSX™	• Web appliance that is secure and enables cost-effective web conferencing.	$1,299-$1,599

VoiceStation® 100	• High-quality voice conferencing product for smaller offices	$299

SoundPoint Pro™	• Integrated, high-quality speakerphone with handset feature • Multi-functional handset, with professional hands free communication capabilities	$199-$299

Network Systems Segment

As enterprises, educational institutions, government agencies and other organizations look to provide integrated video, voice and content sharing applications, they face the challenge of interconnecting various network types, network protocols, transmission speeds and end-points. These customers require network systems designed to resolve these complex interoperability, multipoint connectivity and security issues. In this context, we believe the service provider market will also become increasingly important to our business as end-user customers, by purchasing our network systems products to provide bridging and gateway services to their customer base. Polycom network systems must ensure a consistent level of high quality service by intelligently matching end-user applications to available network resources. Further, our network systems must satisfy end-users who demand video, voice, data and web communications sessions that are easy to establish and manage.

Polycom’s network systems products provide a broad range of video, voice, data and web communication capabilities. Our MGC-25, MGC-50 and MGC-100 media servers provide seamless network connectivity and are scalable across packet-based broadband networks and traditional circuit-switched networks for both video and voice multipoint conferencing. We enable Unified Conferencing, providing the ability to join a multipoint call regardless of the type of end point or network. The ability to permit IP, circuit switched voice and ISDN video to be in the same conference is unique to Polycom.

ReadiVoice is a reservation-less voice conferencing system with installations at the world’s 10 largest conferencing service providers. ReadiVoice operates on the InnoVox® 480 and 4000 media servers. These high-density, carrier-class platforms contain no single points of failure and are designed to provide maximum system availability and flexibility with virtually zero downtime. ReadiVoice routing also allows for scalability, network redundancy, and the ability to geographically distribute media servers.

Our line of network systems products also includes a suite of software products that enable the easy integration and management of the network and endpoints and allows for easy web collaboration.

The following table lists our network systems products, their key features and typical U.S. list prices:

Network Systems Products	Key Features	Typical US List Price

MGC-100	• Multipoint control units for service providers, enterprises, education and government institutions and workgroups	$283,900-$525,500
• Voice, video and content conferencing bridge
• Embedded multi-network, multi-protocol gateway
• Supports multiple standards for video, voice and content
• Supports end-points at connection rates up to 2 Mbps
• Interfaces with 10/100 Ethernet, E-1 or T-1 lines

MGC-50	• Multipoint control units for service providers, enterprises, education and government institutions and workgroups	$63,000-$209,700
• Voice, video and data conferencing bridge
• Embedded multi-network, multi-protocol gateway
• Supports multiple standards for video, voice and content
• Supports end-points at connection rates up to 2 Mbps
• Interfaces with 10/100 Ethernet, E-1 or T-1 lines

MGC-25	• Supports IP and ISDN video conferencing, video gateway applications, PSTN and IP voice conferencing as well as Polycom’s new unified conferencing	$22,000-$79,950
• Supports features such as H.264, People + Content, Pro-Motion Video, and Siren 14 wideband audio

ReadiVoice	• Reservation-less voice conferencing solution for PSTN and SIP networks	$300,000-$1M plus
• High port density and high availability to support carrier-class environment
• Intelligent Network Call Routing technology leverages Signaling System 7 (SS7) or Session Initiation Protocol (SIP)

ReadiManager SE200	• Integrated appliance includes scheduling, device management, conference management and gate keeping functions	$34,000-$99,750
• Task oriented user interface
• Quick installation and configuration

Network Systems Products	Key Features	Typical US List Price

PathNavigator	• Advanced Gatekeeper for IP and ISDN video calls	$1,249-$49,999
• Intelligent routing engine, greatly simplifying how a call is processed through a conferencing network
• Polycom OneDial™ makes video calls easier for end-users

V2IU	• Voice and video conferencing firewall	$1,999-$52,600
• Standards based
• Suited for enterprise and hosted service provider solutions

Services Segment

To assist our end-user customers in implementing and managing their video conferencing, voice communication products and network systems products, on a global basis, we offer a comprehensive line of professional and maintenance services. These services are offered directly by us or through our worldwide channel partner network.

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

We believe that service and support are critical components of customer satisfaction. In 2005, we invested in new spare parts depots in both Brazil and Toronto to better service our customers both north and south of the US borders. In Asia we invested in and officially opened a new call center in Australia. The continued expansion into the Asia region will allow us to sell service and further demonstrates our commitment to providing premier quality service worldwide. Our support services are flexible and available for every Polycom product deployed in IP, ISDN or mixed network environments.

The Polycom Certified Service Partner (CSP) program was implemented in 2005. The CSP program certifies Polycom’s service and support channel partners by verifying their performance in providing customers with 24x7 support, fast response times, call center support, and stringent training in Polycom solutions and IP networking. The CSP program requires certified partners to maintain a high level of customer satisfaction in order to achieve annual recertification. Polycom and its CSP partners are jointly able to offer maintenance and diagnostic service and support. The Polycom CSP program requires that certified partners demonstrate expertise in virtually all aspects of Polycom technology and associated network environments. The Polycom CSP program is an annual certification that recognizes a channel partner’s expertise and service capabilities, and their ongoing focus on customer satisfaction as measured through service performance metrics. The CSP program is currently in progress, and several Polycom channel partners are in the application and audit process for certification. The Polycom Partner Service Program (PPSP), comparable to CSP, was launched in Europe during 2005.

Maintenance and support prices vary by model, number of systems and program options. Prices generally range from 4% to 15% of product list price depending on the product and the level of service selected. All services may not be available on all products.

We also offer Professional Services solutions which include:

Implementation Service: The core offering includes project management, a pre-installation survey, database development and configuration, on-site installation, testing and onsite administrator training.

IP Network Consulting: This offering is designed to aid clients deploying or transitioning large complex voice and video conferencing solutions to an IP based network environment or for those customers experiencing performance issues within their collaboration environment.

Performance Benchmarking and Best Practices Assessment: This is a highly structured program that gives a clear understanding of what a conferencing network can really deliver and how to reduce network costs, streamline usage processes, and improve efficiency and quality of service.

Advanced Project Management: Offers a single solution that ensures a smooth deployment of voice and video solutions. The offering includes a single point of contact, development of the project plan, management of relationships with all parties involved in the project, management implementation and project review.

Voice Conferencing Integration: For Voice bridges, this solution is recommended for the integration of applications, installation, configuration and testing of integrated ReadiVoice or OCI solutions. Industry experts and a single point of contact ensure smooth implementation and expert project management, and ensure that applications are integrated with the conferencing solution.

COMPETITION

We continue to face significant competition for products in our Communications segment, which, by their nature, are subject to rapid technological change. In video communications, our major competitors include Tandberg and a number of other companies including Aethra, Avistar, D-Link, Huawei, Kedacom, NEC, Panasonic, Sony, VCON, VTEL and ZTE, as well as various smaller or new industry entrants, such as LifeSize. Some of these companies have substantial financial resources, as well as production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, Tandberg has entered into an agreement to further their strategic relationship with Cisco Systems whereby Tandberg provides Cisco with technology that is co-branded and sold by Cisco. We believe we will face increasing competition from alternative video communications solutions that employ new technologies, or new combinations of technologies, from companies such as Cisco Systems, Hewlett-Packard, IBM, Microsoft, and WebEx that enable web-based or network-based video and collaboration communications. We expect competition to persist and increase in the future in this area.

In voice communications our major competitors include Aethra, ClearOne Communications, Konftel, Mitel and other companies that offer lower cost, full-duplex speakerphones. In the VoIP desktop space, there are several low cost manufacturers in Asia and Europe that are emerging. In addition, there are notable PBX and IP Call Manager manufacturers that compete in the standards based IP space including Alcatel, Avaya, Cisco Systems, Mitel, Nortel and Siemens. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that cost less than our voice communications products.

Our video network systems business has significant competition from RADVISION, and a number of other companies, including Cisco Systems, who resell RADVISION’s products, Tandberg and Huawei, as well as various smaller or new industry entrants. Our audio network systems business has significant competition from companies such as Avaya, Cisco and Compunetix.

For our services business, we see the competition coming from a number of companies, including Cisco Systems and Nortel, and we believe these vendors and their resellers will look at our products as potential multi-vendor third party service revenue streams, in addition to trying to provide one service solution to their customers. Third party maintenance companies are also a threat to our service base, and, as the industry continues to grow, more third party resources are being devoted to servicing our industry.

TECHNOLOGY

We intend to continue to invest in and leverage our core technologies to develop, enhance and market our communications endpoints, infrastructure elements, enabling tools and overall products and product enhancements. These core technologies in our product offerings include the following:

Video System Architectures. We continue to develop on its “Common Architecture,” first introduced in the VSX product family. While conventional systems require extensive tuning and rewriting to adapt their software algorithms to each specific hardware design, the Common Architecture delivers performance levels that are almost independent of the hardware configuration. This platform enables faster development of innovative new features and improvements across the whole range of video products.

Firewall and NAT Traversal. The ability to place video calls through company firewalls and NAT (network address translation) structures easily but securely is of high importance. Some other systems do this using tunneling, a technique that disguises data by hiding it inside a wrapper. However, tunneling violates many corporate security philosophies because it can conceal damaging content, such as viruses and spyware, from corporate perimeter network protections. In response to this problem, Polycom has developed Application Aware Networking™, a technology that addresses the need for security while remaining compatible with 323-aware firewalls and session border controllers, compliant with corporate security requirements, and backwards compatible with 323-compatible voice and video endpoints. By combining multiple technologies, we believe this optimizes performance by finding and using the shortest possible path for video and voice routing, as well as providing traffic management to ensure that live voice and video receive high quality network performance. We will continue to invest in solutions for security and firewall issues to ensure a safe, trouble-free connection for video, voice and content.

Interactive Stereo Audio. The ability to conduct fully interactive conversations in a multi-channel environment such as stereo brings important benefits to a conference. With Polycom’s proprietary full-duplex stereo technology, sharing of the full acoustic environment between remote locations enables a more immersive conferencing experience, closely approximating physical co-location of participants.

Enhanced Wideband Audio. We continue to make significant investments in the development of key audio technologies to provide improved fidelity in conferencing and point-to-point environments. We currently provide wideband audio, using our industry-developed standard, G.722.1, in our voice, video and network products.

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

Versatile Media Bridging. By developing new architectures, algorithms and techniques, we are continuing to extend our base of bridging products. Our focus on basic architectures continues to enable configuration flexibility, enhanced product function, cost reduction, and the applicability of design elements in multiple products and environments.

Content Collaboration Technology. New extensions of our content collaboration technologies bring versatility, ease of use, and performance to users and groups in an increasing number of environments. These technologies allow productive data conferencing, whether web-based, IP-based, or plus-content.

Industry Standards Leadership. We continue our active role in industry leadership in numerous standards activities. Our technical expertise and management contributions are in roles as editor, contributor and other capacities in world and regional standards committees. These include ITU-T Study Group 16, Internet Engineering Task Force, International Multimedia Telecommunications Consortium and Telecommunications

Industry Association, and also cover emerging technology areas such as media coding, communications protocols, endpoint requirements, and industry interoperation.

Digital Acoustic Processing. We continue to enhance and develop our advanced acoustic processing to extend advanced generation voice sharing and enhancement technologies. These continuing investments are resulting in improvements in naturalness, range, sensitivity and trouble-free usability. We are also developing algorithms and techniques to improve our media performance in a broad range of room environments.

Conferencing Integration and Management. We continue to invest in a new generation of integrated system management tools that increase the security, reliability, and ease of operation of the elements of its systems. Our Global Management System, or GMS, is a client/server system for meeting and device coordination and management via integrated network control. This improves the reliability and accessibility of network systems and helps assure completeness and uniformity among users.

RESEARCH AND PRODUCT DEVELOPMENT

We believe that our future success depends in part on our ability to continue to enhance existing products and to develop new products that maintain technological competitiveness. Our current product development efforts focus principally on our Communications and Network Systems product families. The markets for these products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and require a significant investment in research and development. We intend to expand upon these product platforms through the development of software options, upgrades and future product generations. In addition, we plan to allocate more of our resources to the integration of our products with those of other companies and on joint initiatives with our strategic partners. However, we cannot assure you that these products will be made commercially available as expected or otherwise on a timely and cost-effective basis or that, if introduced, these products will achieve market acceptance.

Research and development expenses are expensed as incurred and totaled approximately $91.5 million in 2005, $92.1 million in 2004 and $72.6 million in 2003. We believe that significant investments in research and development are required to remain competitive since technological competitiveness is key to our future success. We intend to continue to make substantial investments in product and technology development. We also intend to continue to participate in the development of various teleconferencing industry standards, which are or may be incorporated into our products.

SALES AND DISTRIBUTION

We market and sell our products through a broad worldwide network of channel partners, which includes distributors, value-added resellers, and retailers and, in some cases, we market and sell our products directly to leading communications service providers. These partners include AT&T (including SBC), BT, Cisco, Digital China, GBH, Genedis, Imago Micro, Ingram Micro, Nanjing Southern, Princeton Technology, Review Video, SKC Communications, T2 Supply, Tech Data, Telus, Unitel and WireOne. Many of these partners sell a variety of communication products and/or services and, with our products, offer a complete product portfolio.

Through our direct-touch sales force, we sell with our channel partners, which we believe better enables us to sell the benefits of our solutions. This strategy enables us to have more direct interaction with our end-user customers. We believe that it is important to maintain a close working relationship with these customers in order to meet their demands for sales and support on a multinational basis. Our partners are required to be certified for certain network systems and video products that we believe yield a higher level of end-user customer satisfaction. Channel partners that stock product maintain a limited amount of inventory and for some channel partners and certain network system products, we drop ship directly to their end-user customers as opposed to having these partners carry inventory. We plan to continue to focus on the enterprise, government, education and healthcare vertical markets, working with new and existing channel partners. To complement our sales efforts, we advertise in trade and general business print media and participate in a wide array of trade shows and public relations activities.

We typically ship products within a short time after we receive an order and, therefore, backlog has not been a good indicator of future revenues. We include in backlog open product orders for which we expect to ship or services which we expect to bill and record revenue in the following quarter. Once billed, unrecorded service revenue is included in deferred revenue. As of December 31, 2005, our order backlog was $38.1 million as compared to $20.1 million at December 31, 2004.

We have historically focused our sales efforts in regions of the world where we believe customers have begun to invest significantly in conferencing equipment and services. Based on the global nature of this customer demand, our sales and service staff and our channel footprint has spread into all major regions. As such, we manage our global sales and distribution process in the four theatres of North America, Europe, Asia and Latin America. We have established product distribution centers in the United States, Europe and Asia in order to best serve our global customers base, which have increased the costs associated with our international operations.

A substantial majority of our revenues are from value-added resellers, distributors, service providers and retailers. No customer accounted for more than 10% of our total revenues or Services segment revenues in 2005, 2004 or 2003. In 2005 one channel partner accounted for 11% of our Communications segment revenues. No one customer accounted for more than 10% of our Communications segment revenues in 2004 and 2003. No one customer accounted for more than 10% of our Network Systems segment revenues in 2005 and 2004. In 2003, our Network Systems segment had two channel partners that, together, represented approximately 21% of Network Systems segment revenues. We believe it is unlikely that the loss of any one of these channel partners would have a long term material adverse affect on the revenues of these segments as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period. In 2004, we began selling our audio network systems, a product line obtained through the Voyant acquisition, direct to end users and the revenues in the Network Systems segment from end users are subject to more variability than our revenues from our reseller customers. The loss of one or more of the audio network system customers could have a material impact on our Network Systems segment and consolidated revenues.

CUSTOMER SERVICE AND SUPPORT

We believe that service and support are critical components of customer satisfaction. Although our resellers maintain and provide technical support to their end-user customers, we provide a wide range of service and support offerings to our resellers, service providers and directly to some end-user customers. Service revenues for our communications and network systems products are included in our services segment. See Note 17 to Notes to Consolidated Financial Statements.

We provide warranty support for all of our products. The warranty period is generally one to three years for hardware products and ninety days for software media and repaired parts. In addition to warranty, we provide professional services offerings. Professional services consist of planning and needs analysis for end-users; design services, such as room design and custom solutions, providing customized videoconferencing solutions to meet each end-user’s unique requirements; and project management, installation and training, which provide end-users with effective implementation of videoconferencing systems and the transition to IP networks. Additional professional service offerings include benchmarking and best practice assessments as well as voice conferencing integration. All services are sold both directly to end-user customers and through our resellers. Service programs for local and international resellers range from reselling our service offerings to providing back-end support for servicing end-users. All maintenance services are delivered on a worldwide basis from several integrated support centers located in the United States, Canada, United Kingdom, Australia, Singapore, India, China, Japan, Mexico and Brazil. Spare parts are stocked at strategic locations around the world to meet response time commitments to customers and resellers. We utilize direct field service staff as well as resellers and third-party service providers to perform installation and on-site repairs. We deliver all other services through a combination of in-house personnel as well as outside contractors. In addition, a technical service center hotline provides a full range of telephone support to our resellers and to end-user customers, and we offer electronic support via the World Wide Web. We maintain contracts with a number of different vendors throughout the world to provide certain services, including front line technical telephone support in North America, on-site field support and logistics.

MANUFACTURING

We subcontract essentially all of our voice and video product lines to Celestica, a third-party contract manufacturer. We use Celestica’s facilities in Thailand, China and Singapore. Further, our video network systems products are manufactured in Israel, although we do have the capability to perform some testing and final assembly in Atlanta, Georgia, China and Thailand for one of the video network systems products and in Westminster, Colorado for one of our audio network systems product lines. We also subcontract the manufacture of our audio network systems products to several suppliers in the United States.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

While we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights, we believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. We currently have one hundred and fourteen United States patents issued covering our products. The expiration of these patents range from 2006 to 2020. In addition, we currently have one hundred and nine foreign patents issued whose expirations range from 2006 to 2020. Further, we have one hundred and thirty United States patents pending covering our conferencing and our network systems products and one hundred and sixty foreign patent applications pending. Polycom, Polyspan, SoundStation Premier, ShowStation, SoundPoint, SoundStation, ViewStation, Polycom logos and others are registered trademarks of Polycom, and, MeetingSite, ViaVideo, iPower, VoiceStation, SoundStation Premier Satellite, iPriority, Clarity by Polycom, SoundStation product configuration and others are trademarks of Polycom in the U.S. and various countries. According to federal and state law, Polycom’s trademark protection will continue for as long as we continue to use our trademarks in connection with the products and services of Polycom. See Item 3. “Legal Proceedings” for a description of our current legal proceedings.

We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, Delcom, Mitsubishi, Simtrol, Skelmir, SNMP, and Software House, video algorithm protocols from DSP and UB Video, Windows software from Microsoft, development source code from Avaya, Hughes Software Systems, Ltd., In Focus Systems Inc., Nokia, Surf, Vocal Technologies Ltd. and Windriver, audio algorithms from D2 and Nortel Networks, Sipro, Telogy and Voiceage, and communication software from Konexx and RADVISION. These third-party software licenses may not continue to be available to us on commercially reasonable terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business and results of operations. In addition, in November 2004, we entered into a patent cross-license agreement with Avistar Communications, Inc. (“Avistar”) and Collaboration Properties, Inc., a wholly-owned subsidiary of Avistar (“CPI”), whereby non-exclusive, fully paid-up, worldwide patent licenses to each party’s respective patent portfolios were granted. See Note 12 of Notes to Consolidated Financial Statements.

EMPLOYEES

As of December 31, 2005, we employed a total of 1,636 persons, including 739 in sales, marketing and customer support, 494 in product development, 159 in manufacturing and 244 in finance and administration. Of these, 661 were outside of North America. We have experienced no work stoppages and believe our relationship with our employees is good.

ITEM 1A.	RISK FACTORS

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

If we fail to compete successfully domestically and internationally, our business and results of operations would be significantly harmed.

Competition that we face in our markets is intense. The principal competitive factors in the markets in which we presently compete and may compete in the future include:

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

We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our current or future competitors could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be the reduction in the prices of our products and our competitors’ products, the introduction of additional lower priced competitive products or the introduction of new products or product platforms that render our existing products or technologies obsolete. We expect this increased competitive pressure may lead to intensified price-based competition, resulting in lower prices and gross margins which would significantly harm our results of operations.

Competition that we face in certain of our international markets is different than that we face in North America and is currently based principally on price. For instance, we have noted additional competitors and increased pricing pressures in China, India and other parts of Asia contributing to the flat revenues that we have seen in Asia in the first and second quarters of 2005 and decreased revenues in the third quarter of 2005 as compared to the respective year ago periods. Although we had improved sequential performance in Asia in the fourth quarter of 2005, revenues are lower than the comparable year ago period, and we still see increased competition in this region, particularly in China. If such trends continue or if we are unable to compete effectively in these regions in terms of price, technology, product offerings or marketing strategies, our overall financial results may suffer.

Competition in each of our operating segments is intense, and the failure to perform in any of these segments could negatively affect our results of operations.

We face significant competition in the communications industry. In video communications, our major competitors include Tandberg and a number of other companies including Aethra, Avistar, D-Link, Huawei,

Kedacom Technologies, NEC, Panasonic, Sony, VCON, VTEL and ZTE, as well as various smaller or new industry entrants. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology, next generation high definition video resolution technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video communications products or may partner with companies which have more substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market or sell their products and to bring their products to market more rapidly than we can. We may also underestimate the demand for particular products that incorporate new technologies. For instance, certain of our competitors are bringing products utilizing next generation high definition video resolution technology to market, which may result in a slowdown in our sales cycle and orders for our video products and a resulting impact on our video revenues as customers assess such new technologies, wait for a launch of competing products by us, or wait to make purchases until sales prices for such next generation products fall. Also, new strategic partnerships are regularly being formed and announced by our competitors, which may hinder our ability to effectively compete in those markets.

We have lost group video conferencing sales opportunities to our competitors, including to competitors in China who sell at lower price points. Although we saw improved performance in China in the fourth quarter of 2005, we expect to continue to face stiff competition, and our competitors may gain market share from us, due in part to their strategic relationships and their latest product offerings. In addition, we believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Hewlett-Packard, IBM, Microsoft, and WebEx that enable web-based or network-based video and collaboration communications.

The market for voice communications equipment, including voice conferencing and desktop equipment, is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. In voice communications, our major competitors include Aethra, ClearOne Communications, Konftel, Mitel and other companies that offer lower cost, full-duplex speakerphones. There are also several low cost manufacturers in Asia and Europe that are emerging with VoIP desktop products competitive with ours. In addition, there are notable PBX and IP Call Manager manufacturers that compete with standards based IP products including Alcatel, Avaya, Cisco Systems, Mitel, Nortel and Siemens. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that cost less than our voice communications products.

Our video network systems business has significant direct competition from RADVISION, and a number of other companies, including Cisco Systems, who resells RADVISION’s products, Tandberg, and Huawei, as well as from various smaller or new industry entrants. Our video network systems revenues have declined sequentially since the fourth quarter of 2004 and could continue to decline in 2006 as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures. Our audio network systems business has significant competition from companies such as Avaya, Cisco, and Compunetix, which we continued to see in 2005. Although we intend to launch new network services product offerings, these new product offerings may be delayed or may not have as much of a positive impact on our network systems revenues as we anticipate.

For our services business, we see the competition coming from a number of companies, including Cisco Systems and Nortel, as we believe these vendors will look at our products as potential multi-vendor third party service revenue streams, in addition to trying to provide one service solution to their customers. Today third party maintenance companies are not a big threat to our service base, but as the industry continues to grow, this may become a concern over time. In addition, it is possible that we will see increased competition in all of our product lines to the extent that one or more of our competitors join together either through mutual agreement or acquisitions to form new partnerships to compete against us. These competitors on a stand-alone basis or on a combined basis could have more substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products.

We face risks associated with our products and product development, including new product introductions and transitions.

Our success depends on our ability to assimilate new technologies in our products and to properly train our channel partners and sales force in the use of those products.

The markets for video and voice communications and network systems products are characterized by rapidly changing technology, such as the recent demand for high definition video technology and lower cost network systems products, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, proper positioning of new products in relation to our total product portfolio and their relative pricing, differentiation of new products from those of our competitors, and market acceptance of these products. Additionally, properly addressing the complexities associated with compatibility issues, channel partner and sales force training, technical and sales support, as well as field support, are also factors that may affect our success.

We continually need to educate and train our channel partners to avoid any confusion as to the desirability of the new product offering compared to our existing product offerings. During the last year, we have launched several new product offerings, and there is a risk that these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any product until they determine if these products are more desirable products than our legacy products. For instance, in 2005, we introduced the VSX7000e and VSX7000s as successors to our legacy VSX 7000 product, which caused confusion among certain of our channel partners, some of whom delayed purchases of these new product offerings until they better understood the features and functionality of these products. Such delays in purchases could adversely affect our revenues, gross margins and operating results in the period of the delay.

The shift in communications from circuit-switched to IP-based technologies over time may require us to add new channel partners, enter new markets, such as the service provider market, which we entered into with the acquisition of Voyant in January 2004, and gain new core technological competencies. We are attempting to address these needs and the need to develop new products through our internal development efforts, joint developments with other companies and through acquisitions. We may not identify successful new product opportunities and develop and bring products to market in a timely manner. Further, as we introduce new products that can or will render existing products obsolete, these product transition cycles may not go smoothly, causing an increased risk of inventory obsolescence and relationship issues with our end user customers and channel partners. The failure of our new product development efforts, any inability to service or maintain the necessary third-party interoperability licenses, our inability to properly manage product transitions or to anticipate new product demand, or our inability to enter new markets would harm our business and results of operations.

We may experience delays in product introductions and our products may contain defects which could seriously harm our results of operations.

We have experienced delays in the introduction of certain new products and enhancements in the past. The delays in product release dates that we experienced in the past were due to factors such as unforeseen technology issues, manufacturing ramping issues and other factors, which we believe negatively impacted our sales revenue in the relevant periods. Any of these or other factors may occur again and delay our future product releases. In addition, we have occasionally terminated new product development efforts prior to any introduction of the new product.

Further, our video communications product development group is located in Massachusetts and Texas, our voice communications product development group is dispersed among California, Georgia, Massachusetts and

Canada, and our network systems product development group is dispersed among Colorado, Georgia and Israel. Our need to manage large and geographically dispersed product development groups in our product lines results in certain inefficiencies and increased product development costs and creates an increased risk of delays in new product introductions.

We produce highly complex communications equipment, which includes both hardware and software and incorporates new technologies and component parts from different suppliers. Resolving product defect and technology issues could cause delays in new product introduction. Further, if such defects are not detected or cured prior to a new product launch, or are detected after a product has already been launched and cannot be cured or result in a product recall, such as our voluntary recall of the lithium ion batteries in our SoundStation 2W products in the first quarter of 2006, these events could result in the failure of a partial or entire product line, a temporary or permanent withdrawal of a product from the market, product reengineering expenses, and inventory costs.

Any delays in the future for new product offerings currently under development or any product defect issues or product recalls could adversely affect the market acceptance of these products, our ability to compete effectively in the market, and our reputation, and therefore, could lead to decreased product sales and could seriously harm our results of operations.

We face risks related to the adoption rate of new technologies.

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our SoundStation IP and SoundPoint IP products are dependent on the roll out of voice-over-IP, or VoIP, technologies. In addition, VoIP products are traditionally sold through service providers. We may not be successful in expanding our current service provider network or maintaining a successful service provider network. The success of our VSX 3000 and PVX software application products depend on the increased use of desktop video collaboration technologies. Our QSX product depends on the acceptance of a new method of sharing data, which is a change in customer patterns that may or may not occur. Further, as we see the adoption rate of new technologies increase, our historical product sales may be negatively impacted.

The success of all of our products is also dependent on how quickly Session Initiation Protocol (or SIP), which is a signaling protocol for Internet conferencing, telephony, presence, events notification and instant messaging, firewall and Network Address Translation (or NAT) traversal, which is an Internet standard that enables a local-area network (or LAN) to use one set of IP addresses for internal traffic and a second set of addresses for external traffic, and call management integration technologies are deployed as new technologies and how quickly we adopt and integrate these new technologies into our existing and future products. The success of our V2IU and firewall traversal solutions will depend on market acceptance and the effect of current and potential competitors.

In addition, we continue to expend significant resources to develop new products or product enhancements based upon anticipated demand for new features and functionality, such as next generation high definition video resolution technology. If the use of new technologies that our future products are based on does not occur, or the development of suitable sales channels does not occur, or occurs more slowly than expected, or if our products that incorporate new technologies are not priced competitively or readily adopted, we may not be able to sell certain of our products in significant volumes and our business may be harmed.

Lower than expected market acceptance of our products, price competition and other price changes would negatively impact our business.

If the market does not accept our products, our profitability would likely be harmed. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment and network systems, which could cause us to reduce the prices for any of these products or discontinue one product with the intent of simplifying our product offering and enhancing sales of a similar product. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a similar product. In the future we may also separately charge for the initial year of service for our video conferencing products rather than have it combined as one price for the product and service. These actions might not have the desired result, and accordingly could have an adverse impact on our product margins and profitability. In addition, we anticipate that our gross margins will become more difficult to predict due to these types of changes, the wide range of margins associated with each of our product lines, and shifts in the mix of products sold. Our network systems products typically have higher gross margins than our other product lines. Therefore, our gross margins could decrease if we continue to experience decreases in our network systems product sales.

Product obsolescence, excess inventory and other asset impairment can negatively affect our results of operations.

We operate in a high technology industry which is subject to rapid and frequent technology and market demand changes. These changes can often render existing or developing technologies obsolete. In addition, the introduction of new products and any related actions to discontinue existing products can cause existing inventory to become obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the recorded value of existing inventory is greater than its fair market value. Also, the pace of change in technology development and in the release of new products has increased and is expected to continue to increase. If sales of one of these products has an unplanned negative effect on sales of another of our products, it could significantly increase the inventory levels of the negatively impacted product. For each of our products, the potential exists for new products to render existing products obsolete, cause inventories of existing products to increase, cause us to discontinue a product or reduce the demand for existing products.

Since 2001, we have purchased several businesses, which together include goodwill valued at approximately $359.1 million and other purchased intangible assets valued at approximately $20.3 million as of December 31, 2005. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high technology industry occur frequently and quickly. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values, as we did in the fourth quarter of 2005, when we wrote down certain intangible assets associated with our acquisition of Voyant in the amount of $1.9 million. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have recorded cumulative charges against earnings totaling $14.1 million associated with the impairment of these investments, including $1.6 million in the fourth quarter of 2005. As of December 31, 2005, our investments in private companies are valued at $5.9 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

Failure to adequately service and support our products could harm our results of operations.

Our products are becoming increasingly more complex and are incorporating more complex technologies, such as those included in our network systems products, our new video product offerings and our software products. This has increased the need for product warranty and service capabilities. If we cannot develop and train our internal support organization or maintain our relationship with our outside technical support provider, it could harm our business.

Our quarterly operating results may fluctuate significantly and are not necessarily a good indicator of future performance.

Our quarterly operating results have fluctuated in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control. These factors include:

•	fluctuations in demand for our products and services, principally due to (i) the changing global economic environment, (ii) increased competition as we have seen in Asia across all product lines and globally with respect to video and network systems product lines, and (iii) the development of new partnerships, such as the relationships between Tandberg and Cisco and Sony and Cisco in our video product line;

•	the prices and performance of our products and those of our existing or potential new competitors, which can change rapidly due to technological innovations;

•	the timing, size and mix of the orders for our products;

•	whether growth of our VoIP product sales will negatively impact sales of our circuit-switched products and whether VoIP product sales will serve as an effective driver for sales of our IP-based video solutions, as we anticipate;

•	the adoption of the new accounting pronouncement, SFAS 123R, “Share-Based Payments” that requires us to record compensation expense for shares issued under our stock plans beginning in the first quarter of 2006 and will have a material impact on our results of operations;

•	slowing sales by our channel partners to their customers, which places further pressure on our channel partners to minimize inventory levels and reduce purchases of our products;

•	changes to our channel partner programs, contracts and strategy that could result in a reduction in the number of channel partners or could cause more of our channel partners to add our competitors’ products to their portfolio;

•	the level and mix of inventory that we hold to meet future demand;

•	fluctuations in the level of international sales and our exposure to the impact of international currency fluctuations on both revenues and expenses;

•	dependence on third party manufacturers and associated manufacturing costs;

•	the magnitude of any costs that we must incur in the event of a product recall, such as our recent voluntary recall in the first quarter of 2006 of the lithium ion batteries in our SoundStation 2W products, or of costs associated with product warranty claims;

•	the impact of seasonality on our various product lines and geographic regions;

•	the impact of greater exposure to foreign currency fluctuations due to an increasing number of our product sales being denominated in non-U.S. dollar currencies; and

•	adverse outcomes in intellectual property matters and the costs associated with asserting and enforcing our intellectual property portfolio.

As a result of these and potentially other factors, we believe that period-to-period comparisons of our historical results of operations are not necessarily a good predictor of our future performance. If our future operating results are below the expectations of stock market securities analysts or investors, our stock price will likely decline.

We experience seasonal demand for our products and services, which may adversely impact our results of operations during certain periods.

Sales of some of our products have experienced seasonal fluctuations which have affected sequential growth rates for these products, particularly in our third and first quarters. For example, there is generally a slowdown for sales of our products in the European region in the third quarter of each year and sales to government entities typically slow in our fourth quarter and to a greater extent in our first quarter. In addition, sales of our video communications products have typically declined in the first quarter of the year compared to the fourth quarter of the prior year. Seasonal fluctuations could negatively affect our business, which could cause our operating results to fall short of anticipated results for such quarters, as they did in the first quarter of 2005.

General economic conditions may reduce our revenues and harm our business.

As our business has grown, we have become increasingly exposed to adverse changes in general economic conditions which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, deferral or delay of purchase commitments for our products and increased competition. These factors adversely impacted our operating results in prior years. Any recurrence of these events could have a similar effect.

Our operating results are hard to predict as a significant amount of our sales may occur at the end of a quarter or are subject to contractual acceptance provisions.

The timing of our channel partner orders and product shipments can harm our operating results.

Our quarterly revenues and operating results depend upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. Moreover, although we saw better sales linearity in the fourth quarter of 2005, in most prior periods, we have seen the majority of our orders in a given quarter shipped in the last month of that quarter and sometimes in the last few weeks of the quarter. Also, our order backlog has fluctuated significantly over our corporate history. Although in the last two quarters of 2005 our order backlog has increased, we believe that backlog levels will continue to fluctuate due to many factors such as ability of our sales force to generate orders linearly throughout the quarter, our ability to forecast revenue mix and plan our manufacturing accordingly, increased deferred revenue associated with our VSX products, customer request dates, timing of product acceptance where contractually required and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could significantly negatively impact end-user orders, which could in turn negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline in future quarters, even to zero. The return to historical linearity levels or any failure or delay in the closing of orders during the last part of a quarter would materially harm our operating results. Furthermore, we may be unable to ship products in the period we receive the order due to these or other factors, which would have an adverse impact on our operating results. In such events, the price of our common stock would decline.

Difficulty in estimating channel partner orders can harm our operating results, the establishment of product lead times to maximize our inventory efficiency and our focus on operations efficiency in the logistics area.

Revenues for any particular quarter are extremely difficult to predict with any degree of certainty. We typically ship products within a short time after we receive an order and therefore, backlog is not a good indicator of future revenues. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which could in turn significantly negatively affect orders from our channel partners in any given quarter. Accordingly, our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, the majority of our audio and video network system orders are received in the last month of a quarter, typically the last few weeks of that quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. We historically have received a majority of our channel partner orders in the last month of a quarter and often in the last few weeks of the quarter. In the event that order linearity once again degrades to the levels we have experienced in the past, where the majority of our sales occurred in the last month of the quarter, or if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly. Accordingly, any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

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

For instance, integrating acquired product offerings with ours has created confusion among our channel partners in the past and may continue to do so in the future. We will need to continue to devote significant resources to educate and train our channel partners about our product offerings. Channel confusion could also occur if we do not adequately train or educate the channel on our product families, especially in the cases where we simplify our product offerings by discontinuing one product in order to stimulate growth of a similar product. Ongoing confusion may lead to delays in ordering our products which would negatively affect our revenues.

Conflicts and competition with our channel partners and strategic partners could hurt sales of our products.

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

Some of our current and future products are directly competitive with the products of our channel and strategic partners. For example, we have an agreement with Cisco Systems under which we ship SoundStation IP conference phones for resale by Cisco Systems. In addition, Cisco Systems sells a network systems product which is in direct competition with our network systems offerings. Also, Cisco Systems previously announced a partnership with Tandberg, one of our major competitors in the video communications business, pursuant to which Tandberg provides Cisco Systems with technology that is co-branded and sold by Cisco Systems. As a consequence of conflicts such as these, there is the potential for our channel and strategic partners to compete head-to-head with us and to significantly reduce their orders of our products or design our technology out of their products. In addition, competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies. As an example, we are now competing in the voice-over-IP handset arena through service providers, which may cause our relationships with our IP PBX strategic partners to erode. Further, our strategic partners may acquire businesses that are competitive with us. Any such strain or acquisition could limit the potential contribution of our strategic relationships to our business, restrict our ability to form strategic relationships with these companies in the future and create additional competitive pressures on us, including downward pressure on our average selling prices, which would result in a decrease in both revenues and gross margins, any of which could harm our business.

We are subject to risks associated with our channel partners’ product inventories and product sell-through.

We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to dealers and end-users. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as a recurrence of global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our revenues would be negatively affected. While there has been some improvement in technology spending and the global economy, constraints in technology capital spending still exist and if these conditions recur in the future, our business and operating results will continue to be negatively affected. For example, in the fourth quarter of 2004 and 2005 and the first quarter of 2005, we experienced sequential decreases in absolute dollars in revenues from U.S. government entities. In addition, if channel partners decide to purchase more inventory, due to product availability or other reasons, than is required to satisfy end-user demand or if end-user demand does not keep pace with the additional inventory purchases, channel inventory could grow in any particular quarter, which could adversely affect product revenues in the subsequent quarter. In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels, which would harm our business. Moreover, if we choose to eliminate or reduce special cost or stocking incentive programs, quarterly revenues may fail to meet our expectations or be lower than historical levels.

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

Changes to our channel partner programs or channel partner contracts may not be favorably received and as a result our channel partner relationships and results of operations may be adversely impacted.

Our channel partners are eligible to participate in various incentive programs, depending upon their contractual arrangements with us. As part of these arrangements, we have the right to make changes in our programs and launch new programs as business conditions warrant. For example, early in 2005, we announced changes to our co-op marketing programs, which affected how our partners utilize and claim credit for eligible marketing activities. These changes could upset our channel partners to the extent that they could add competitive products to their portfolios, delay advertising or sales of our products, or shift more emphasis to selling our competitors products, if not appropriately handled. There can be no assurance that our channel partners will be receptive to future changes and that we will receive the positive benefits that we are anticipating in making these program changes.

Further, we may elect to make changes to our channel partner contracts in Europe, Asia Pacific and Latin America, which could result in a change in the number and mix of channel partners, a smaller number of channel partners, and the same channel upset we experienced in North America when similar changes were made.

We are subject to risks associated with the success of the businesses of our channel partners.

Many of our channel partners that carry multiple Polycom products, and from whom we derive significant revenues, are thinly capitalized. Although we perform ongoing evaluations of the creditworthiness of our channel partners, the failure of these businesses to establish and sustain profitability, obtain financing or adequately fund capital expenditures could have a significant negative effect on our future revenue levels and profitability and our ability to collect our receivables. Further, while there has been some improvement in technology spending and the global economy, constraints in technology capital spending still exist and could cause more of our channel partners’ businesses to suffer or fail, which would harm our business.

Our channel partner contracts are typically short-term and early termination of these contracts may harm our results of operations.

We do not typically enter into long-term contracts with our channel partners, and we cannot be certain as to future order levels from our channel partners. When we do enter into a long-term contract, the contract is generally terminable at the convenience of the channel partner. In the event of an early termination by one of our major channel partners, we believe that the end-user customer would likely purchase from another one of our channel partners. If this did not occur and we were unable to rapidly replace that revenue source, its loss would harm our results of operations.

Difficulties we may encounter managing a substantially larger business could adversely affect our operating results.

If we fail to successfully attract and retain qualified personnel, our business will be harmed.

Our future success will depend in part on our continued ability to hire, assimilate and retain qualified personnel. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel. In addition, provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC and Nasdaq impose heightened personal liability on some of our key management personnel. The threat of such liability could make it more difficult to identify, hire and retain highly-skilled management personnel. In addition, from time to time, we may also decide to replace certain key personnel, such as we did recently in Asia by bringing in an interim managing director for the region, and such transitions may be disruptive to the affected function and our business, possibly on a longer term basis than we expected. Further, we have relied on our ability to grant stock options as a means of recruiting and retaining highly skilled personnel. Recent accounting regulations requiring the expensing of stock options will impair our future ability to provide these incentives without incurring significant compensation costs. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, particularly technical and management, as needed, could harm our business.

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

Our business has grown in recent years through both internal expansion and business acquisitions, and continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. We also may be less able to predict and effectively control our operating expenses due to the growth and increasing complexity of our business. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands placed on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

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

We have completed a number of acquisitions during our operating history. The process of integrating acquired companies into our operations requires significant resources and is time consuming, expensive and disruptive to our business. Failure to achieve the anticipated benefits of these acquisitions, to retain key personnel, or to successfully integrate the operations of these companies could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

•	potentially incompatible cultural differences between the two companies;

•	incorporating the acquired company’s technology and products into our current and future product lines;

•	potentially creating confusion in the marketplace by ineffectively distinguishing or marketing the product offerings of the newly acquired company with our existing product lines, such as we experienced in China with DSTMedia in 2005;

•	geographic dispersion of operations;

•	generating marketing demand for an expanded product line;

•	the difficulty in leveraging the acquired company’s and our combined technologies and capabilities across all product lines and customer bases; and

•	our inability to retain previous customers or employees of an acquired company.

Further, certain of our acquisition agreements incorporate earn-out provisions in them. Such earn-out provisions entitle the former shareholders of the acquired companies to receive additional consideration upon the satisfaction of certain predetermined criteria. It is possible that disputes over unpaid earn-out amounts may result in litigation to the company, which could be costly and cause management distraction.

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

We had a liability of approximately $4.1 million at December 31, 2005 related to vacant and redundant facilities in connection with our acquisition of PictureTel, which is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. For example, we have an approximately 152,000 square foot building which is fully subleased to a third party for the length of our lease obligation. If this tenant were unable to fulfill, for any reason, their contractual obligations under the sublease, we would incur additional charges to operations which would harm our business. In addition, until our vacated and redundant facilities are subleased or the lease obligations for these facilities are terminated, we will continue to pay the contractual lease and facility operating expense obligations without any sublease income to offset these costs. Further, in the event that we agree to sublease a facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow up to and potentially exceeding our recorded liability at the time of such transaction, which would harm our operating cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

We face risks related to our international operations and sales.

Because of our significant operations in Israel, we are subject to risks associated with the military, political and regulatory environment in Israel and the Middle East region.

The principal research and development and manufacturing facilities of our network systems group and many of that group’s suppliers are located in Israel. Political, economic and military conditions in Israel and the Middle East region directly affect our network systems group’s operations. A number of armed conflicts have taken place between Israel and its geographic neighbors. Current and future armed conflicts or political instability in the region may impair our ability to produce and sell our network systems products and could disrupt research or developmental activities. This instability could have an adverse impact on our results of operations. Further, the military action in Iraq or other countries in the region perceived as a threat by the United States government could result in additional unrest or cause Israel to be attacked, which would adversely affect our results of operations and harm our business.

The technology used to develop our current network systems products was developed in part with grants from the Israeli Office of the Chief Scientist. Under Israeli law, technology developed pursuant to grants from the Office of the Chief Scientist cannot be transferred to any person without the prior written consent of the Office of the Chief Scientist. The grants also contain restrictions on the ability to manufacture products developed with these grants outside of Israel. Approval to manufacture such products outside of Israel, if granted, is generally subject to an increase in the total amount to be repaid to the Office of the Chief Scientist of between 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel. These restrictions on the ability to transfer certain of our technology to third parties or manufacture products outside Israel may adversely affect our operating results and the development of additional network systems products and significantly reduce the value of the technology. We are in the process of developing and implementing a disaster recovery plan for our network systems products that could provide for manufacturing to be performed outside of Israel on a limited basis today, and a more extended basis in the event of a disaster. Today, we are performing final test and assembly on a limited basis in Atlanta, Georgia and Thailand. The implementation of such a disaster recovery plan could subject us to additional payments to the Office of the Chief Scientist, which could adversely affect our operating results.

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

International sales and expenses represent an increasing portion of our revenues and operating expenses, and we anticipate that international sales will continue to account for a significant portion of our revenues for the foreseeable future and that international operating expenses will continue to increase. International sales and expenses are subject to certain inherent risks, including the following:

•	adverse economic conditions in international markets;

•	potential foreign currency exchange rate fluctuations;

•	the near and long-term impact of the military action in Iraq or other hostilities;

•	disruptions in business due to natural disasters, quarantines or other disruptions associated with infectious diseases or other events beyond our control;

•	unexpected changes in regulatory requirements and tariffs;

•	adverse economic impact of terrorist attacks and incidents and any military response to those attacks;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles;

•	problems in collecting accounts receivable; and

•	potentially adverse tax consequences.

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

Although, to date, a substantial majority of our international sales have been denominated in U.S. currency, we expect that a growing number of sales will be denominated in non-U.S. currencies as more international customers request billing in their currency. For example, effective January 1, 2006, we began denominating a portion of our European product sales in Euros and our United Kingdom product sales in British Pounds. In addition, some of our competitors currently invoice in foreign currency, which could be a disadvantage to us in those markets where we do not. Our international operating expenses are denominated in foreign currency. As a result of these factors, we expect our business will be significantly more vulnerable to currency fluctuations, which could adversely impact our results of operations. For instance, in 2003 and 2004, our operating costs internationally increased as a result of the weakness in the U.S. dollar. These currency fluctuations were recorded in other income (expense) in our Consolidated Statement of Operations. We will continue to evaluate whether to, and are likely to decide to, expand the type of products we sell in selected foreign currencies in addition to the Euro and British Pound or may, for specific customer situations, choose to sell our products in foreign currencies, thereby further increasing our foreign exchange risk.

While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, we from time to time engage in currency hedging activities to mitigate currency fluctuation exposure. Also, due to the recent denomination of our European product sales in Euros and of our United Kingdom product sales in British Pounds, we expect to increase our hedging activity. However, we have limited experience with these hedging activities, and they may not be successful, which could harm our operating results and financial condition. In addition, significant adverse changes in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country, as discounts may be temporarily or permanently affected.

We have limited supply sources for some key components of our products, and our operations could be harmed by supply interruptions, component defects or unavailability of these components.

Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. Because of such limited sources for component parts, we may have little or no ability to procure these parts on favorable pricing terms. We also obtain certain plastic housings, metal castings, batteries, and other components from suppliers located in China and certain Southeast Asia countries, and any political or economic instability in that region in the future, quarantines or other disruptions associated with infectious diseases, or future import restrictions, may cause delays or an inability to obtain these supplies. Further, we have suppliers in Israel and the military action in Iraq or war with other Middle Eastern countries perceived as a threat by the United States government may cause delays or an inability to obtain supplies for our network systems products. We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. Some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In addition, companies with limited or uncertain financial resources manufacture some of these components. Further, we do not always have direct control over the supply chain, as many of our component parts are procured for us by our contract manufacturers. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components, develop alternative sources as needed, or companies with limited financial resources go out of business, our operating results could be seriously harmed. Moreover, our operating results would be seriously harmed by receipt of a significant number of defective components, an increase in component prices, such as the recent increases for memory devices, or our inability to obtain lower component prices in response to competitive price reductions. Additionally, our video communications products are designed based on integrated circuits produced by Philips Semiconductor and Equator Technologies, a subsidiary of Pixelworks Inc., and cameras produced by Sony. If we could no longer obtain integrated circuits or cameras from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we cannot assure you that we would be successful in obtaining these components from alternative sources in a timely or cost-effective manner. Additionally, both Sony and Philips compete with us in the video communications industry, which may adversely affect our ability to obtain necessary components. The failure to obtain adequate supplies of vital components could prevent or delay product shipments, which could harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products. Any delays in the availability of these key components could harm our business. In addition, the business failure or financial instability of any supplier of these components could adversely affect our cash flows if we were to expend funds in some manner to ensure our supply of those components.

Manufacturing disruption or capacity constraints would harm our business.

We subcontract the manufacture of our voice and video product lines to Celestica, a third-party contract manufacturer. We use Celestica’s facilities in Thailand, China and Singapore, and should there be any disruption in services due to natural disaster, terrorist acts, quarantines or other disruptions associated with infectious diseases, or other similar events, or economic or political difficulties in any of these countries or Asia or any other reason, such disruption would harm our business and results of operations. Also, Celestica’s facilities are currently the primary source manufacturer of these products, and if Celestica experiences an interruption in operations or otherwise suffers from capacity constraints, we would experience a delay in shipping these products which would have an immediate negative impact on our revenues. As a result, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption and harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

If we have insufficient proprietary rights or if we fail to protect those rights we have, our business would be materially impaired.

We rely on third-party license agreements and termination or impairment of these agreements may cause delays or reductions in product introductions or shipments which would harm our business.

We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, Delcom, Mitsubishi, Simtrol, Skelmir, SNMP, and Software House, video algorithm protocols from DSP and UB Video, Windows software from Microsoft, development source code from Avaya, Hughes Software Systems, Ltd., In Focus Systems Inc., Nokia, Surf, Vocal Technologies Ltd. and Windriver, audio algorithms from D2 and Nortel Networks, Sipro, Telogy and Voiceage, and communication software from Konexx and RADVISION. In addition, certain of our products are developed and manufactured based largely or solely on third-party technology. These third-party software licenses and arrangements may not continue to be available to us on commercially reasonable or competitive terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business and results of operations. Further, if we are unable to obtain necessary technology licenses on commercially reasonable or competitive terms, we could be prohibited from marketing our products, could be forced to market products without certain features, or could incur substantial costs to redesign our products, defend legal actions, or pay damages.

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

We are a party to lawsuits (patent-related and otherwise) in the normal course of our business. For instance, we recently initiated a patent infringement lawsuit against Codian. Litigation is often expensive, lengthy and disruptive to normal business operations. The results of, and costs associated with, complex litigation matters are difficult to predict, and the uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition and reputation. Negative developments with respect to pending lawsuits could cause our stock price to decline, and an unfavorable resolution of any particular lawsuit could have an adverse and possibly material effect on our business and results of operations.

We expect that the number and significance of claims and legal proceedings that assert patent infringement claims or other intellectual property rights covering our products will increase as our business expands. In particular, we expect to face an increasing number of patent and copyright claims as the number of products and competitors in our industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms favorable to us or at all. An unfavorable outcome in any such claim or proceeding could have a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods. Further, any settlement announced by us may expose us to further claims against us by third parties seeking monetary or other damages which, even if unsuccessful, would divert management attention from the business and cause us to incur costs, possibly material, to defend such matters. For example, in November 2004, we settled our outstanding patent infringement litigation with Avistar Communications, Inc. (“Avistar”) and Collaboration Properties, Inc., a wholly-owned subsidiary of Avistar, and, in connection with such settlement, paid $27.5 million.

Loss of government contracts could have a material adverse effect on our business.

We sell our products, directly and indirectly, and provide services to governmental entities in accordance with certain regulated contractual arrangements. If we fail to report in accordance with, or otherwise fail to comply with, the terms of our government contracts, do not have a satisfactory outcome in government audits of our contracts, or otherwise violate regulatory requirements, the government could suspend or disbar us as a supplier and prohibit all sales of our product to government agencies. The United States General Services Administration (“US GSA”) is currently conducting a review of our governmental sales of products and services. Such review, if not deemed satisfactory by the US GSA, could result in further audits, which if such audits were not resolved satisfactorily, could result in our disqualification as an approved government supplier. Any suspension or disbarment of us as a government supplier would negatively affect our results of operations.

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we were required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal control.

While we were able to assert in our Annual Report on Form 10-K that our internal control over financial reporting was effective as of December 31, 2005, we must continue to monitor and assess our internal control over financial reporting. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Changes in existing financial accounting standards or practices may adversely affect our results of operations.

Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, in 2005, we were not required to record stock-based compensation charges to earnings in connection with stock options grants to our employees. However, the Financial Accounting Standards Board (FASB) issued SFAS 123R, “Stock-Based Payments,” which will require us to record stock-based compensation charges to earnings for employee stock option grants commencing in the first quarter of 2006. Such charges will negatively impact our earnings. For instance, the Company expects the compensation charges under SFAS 123R to reduce net income by approximately $15 to $20 million for fiscal 2006. In addition, future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense and make such amounts difficult to predict accurately.

Changes in tax rates could affect our future results.

The Company’s future effective tax rates could be favorably or unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company’s deferred tax assets and liabilities, or changes in tax laws or their interpretation. For instance, we recently announced an increase in our expected tax rate in 2006 due to the current lapse in the U.S. research and development tax credit, which may in fact adjust down again if the tax credit gets reinstated. The adoption of SFAS 123R will also add more variability to our future effective tax rates.

In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse affect on the Company’s net income and financial condition.

Business interruptions could adversely affect our operations.

Our operations are vulnerable to interruption by fire, earthquake, typhoon or other natural disaster, quarantines or other disruptions associated with infectious diseases, national catastrophe, terrorist activities, war, ongoing Iraqi disturbances, an attack on Israel, disruptions in our computing and communications infrastructure due to power loss, telecommunications failure, human error, physical or electronic security breaches and computer viruses, and other events beyond our control. We do not have a fully implemented detailed disaster recovery plan. In addition, our business interruption insurance may not be sufficient to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

Our cash flow could fluctuate due to the potential difficulty of collecting our receivables and managing our inventories.

Over the past few years, we initiated significant investments in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the

United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our revenues, accounts receivable balances will likely increase as compared to previous years. Although, from time to time, we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepaid discounts, these additional incentives have lowered our profitability. In addition, the recurrence of economic uncertainty or downturn in technology spending in the United States may restrict the availability of capital which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, which occurred with Global Crossing, WorldCom and MCSi. Either of these conditions would harm our cash flow and days sales outstanding performance. Although in recent quarters our experience in collecting receivables has been good and we expect this trend to continue, there can be no assurance that it will continue.

Our days sales outstanding (DSO) metric is currently ranging from 40 to 46 days. However, we expect that our DSO metric will continue to fluctuate, and in all likelihood, will increase as revenues increase, as a result of fluctuations in revenue linearity, as a result of future acquisitions, as a result of a greater mix of international sales, or any other factors.

In addition, as we manage our business and focus on shorter shipment lead times for certain of our products and implement freight cost reduction programs, our inventory levels may increase, resulting in decreased inventory turns that could negatively impact our cash flow. For example, our inventory turns decreased from 7.7 turns in the fourth quarter of 2004 to 5.3 turns in the fourth quarter of 2005, and this trend may continue in future operating periods.

Our stock price fluctuates as a result of the conduct of our business and stock market fluctuations.

The market price of our common stock has from time to time experienced significant fluctuations. The market price of our common stock may be significantly affected by a variety of factors, including:

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

In addition, the stock market continues to experience price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many high technology companies like us. These fluctuations are often unrelated to the operating performance of the specific companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

We are currently headquartered in an approximately 50,000 square foot leased facility in Pleasanton, California. This facility accommodates our executive and administrative operations. Our approximately 102,000 square foot leased facility in Milpitas, California houses research and development, manufacturing, marketing, sales and customer support operations for our voice communications business.

The majority of our video communications and service operations are located in an approximately 107,000 square foot leased facility in Andover, Massachusetts and an approximately 62,000 square foot leased facility in Austin, Texas. Our network systems operations occupy approximately 47,000 square feet in Petach Tikva, Israel and 32,000 square feet in Atlanta, Georgia, which facility is also shared with our installed voice business. Our audio network systems operations are located in an approximately 84,000 square foot leased facility located in Westminster, Colorado. In addition, we lease space in Vancouver, Canada for our VoIP development operation and in Burlington, Massachusetts for our advanced voice development operations. See Note 12 of Notes to Consolidated Financial Statements.

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

Within the U.S., we lease office space, primarily for sales offices in various metropolitan locations, including: Atlanta, Georgia; Chicago, Illinois; Herndon, Virginia; Irvine, California; New York, New York; and Dallas, Texas. Outside of the U.S, we lease offices in several countries, including Australia, Canada, China, France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, Peru, Singapore, Spain and the United Kingdom. Our facilities are leased pursuant to agreements that expire beginning in 2006 and extend out to 2018.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as our business expands. In particular, we expect to face an increasing number of patent and other intellectual property claims as the number of products and competitors in Polycom’s industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. Based on currently available information, management does not believe that the ultimate outcomes of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, litigation is subject to inherent uncertainties, and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations or liquidity for the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of February 28, 2006, are as follows:

Name	Age	Position(s)
Robert C. Hagerty*	54	Chairman of the Board of Directors, Chief Executive Officer and President
Michael R. Kourey*	46	Senior Vice President, Finance and Administration, Chief Financial Officer, and Director
Sunil K. Bhalla	49	Senior Vice President and General Manager, Voice Communications
Sayed M. Darwish	40	Vice President, General Counsel and Secretary
Laura J. Durr	45	Vice President and Worldwide Controller
James E. Ellett	46	Senior Vice President and General Manager, Video Communications
Philip B. Keenan	43	Senior Vice President and General Manager, Network Systems
Kim Niederman	54	Senior Vice President, Worldwide Sales

*	Member of the Board of Directors.

Mr. Hagerty joined us in January 1997 as our President and Chief Operating Officer and as a member of our Board of Directors. In July 1998, Mr. Hagerty was named Chief Executive Officer. In March 2000, Mr. Hagerty was named Chairman of our Board of Directors. Prior to joining us, Mr. Hagerty served as President of Stylus Assets, Ltd., a developer of software and hardware products for fax, document management and Internet communications. He also held several key management positions with Logitech, Inc., including Operating Committee Member to the Office of the President, and Senior Vice President/General Manager of Logitech’s retail division and worldwide operations. In addition, Mr. Hagerty’s career history includes positions as Vice President, High Performance Products for Conner Peripherals, Director of Manufacturing Operations and General Manager for Signal Corporation, and Operations Manager for Digital Equipment Corporation. Mr. Hagerty currently serves as a member of the Board of Directors of Modulus Video, Inc. and Palm, Inc. Mr. Hagerty holds a B.S. in Operations Research and Industrial Engineering from the University of Massachusetts, and an M.A. in Management from St. Mary’s College of California.

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

Mr. Bhalla joined us in February 2000 as our Senior Vice President and General Manager, Voice Communications. Before joining us, Mr. Bhalla served as Vice President of Polaroid Corporation’s Internet Business from October 1999 to January 2000 and also served as Polaroid’s Vice President and General Manager, Worldwide Digital Imaging Business from June 1998 to October 1999. Previously, Mr. Bhalla also held posts as

Director of Strategic Marketing at Computervision Corporation from September 1991 to June 1993, as well as senior management positions with Digital Equipment Corporation from September 1986 to August 1991. Mr. Bhalla is a graduate of the Stanford Executive Program, Stanford University, holds a M.S. in Mechanical Engineering and CAD/CAM from Lehigh University, Pennsylvania, and a B.S. in Mechanical Engineering from Institute of Technology, BHU, India.

Mr. Darwish joined us in August 2005 as our Vice President, General Counsel and Secretary. Prior to joining Polycom, from December 2003 to August 2005, Mr. Darwish served in various legal positions at EMC Corporation, ultimately as Vice President and General Counsel for EMC Corporation’s Software Group, after EMC’s acquisition of Documentum, Inc., where he served as Vice President, General Counsel and Secretary from July 2000 to December 2003. Prior to that, Mr. Darwish served as Vice President and General Counsel for Luna Information Systems, served in various positions, including as General Counsel and Vice President, Legal and HR, for Forté Software, Inc. through its acquisition by Sun Microsystems, Inc., served as Corporate Counsel at Oracle Corporation, and was an associate in the law firm of Brobeck, Phleger & Harrison. Mr. Darwish is a graduate of the University of San Francisco School of Law, J.D. cum laude, and holds a B.S. in Mathematics and a B.A. in Economics from the University of Illinois, Urbana.

Ms. Durr has served as our Vice President, Worldwide Controller and Principal Accounting Officer since March 2005. Ms. Durr joined us in March 2004 as our Assistant Controller. Prior to joining Polycom, Ms. Durr served as the Director of Finance & Administration for QuickSilver Technology, Inc. from February 2003 to March 2004, as an independent consultant from July 2002 to February 2003 and as the Corporate Controller for C Speed Corporation from April 2001 to June 2002. From October 1999 to October 2000, Ms. Durr was a business unit Controller at Lucent Technologies, Inc. after Lucent’s acquisition of International Network Services, where she served as the Corporate Controller from May 1995 to October 1999. Ms. Durr also spent six years in various capacities at Price Waterhouse LLP. Ms. Durr is a certified public accountant and holds a B.S. in Accounting from San Jose State University in San Jose, California.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The following table presents the high and low sale prices per share for our common stock as reported by the Nasdaq National Market, under the symbol PLCM, for the periods indicated.

	High	Low
Year Ended December 31, 2004:
First Quarter	$24.17	$18.44
Second Quarter	23.50	18.37
Third Quarter	22.38	16.73
Fourth Quarter	24.07	19.58
Year Ended December 31, 2005:
First Quarter	$23.55	$15.85
Second Quarter	17.99	14.44
Third Quarter	17.85	13.97
Fourth Quarter	17.58	14.24
Year Ending December 31, 2006:
First Quarter (through February 28, 2006)	$19.95	$15.13

On February 28, 2006 the last reported sale price of our common stock as reported on the Nasdaq National Market was $19.42 per share. As of December 31, 2005, there were approximately 1,085 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock and do not anticipate, at this time, paying any cash dividends on our capital stock in the near future. We currently intend to retain any future earnings for use in our business, future acquisitions or future purchases of our common stock.

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity during the fourth quarter ended December 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
10/01/05 to 10/31/05	1,110,000	$15.12	1,110,000	$187,587,000
11/01/05 to 11/30/05	4,285,300	15.92	4,285,300	$119,373,000
12/01/05 to 12/31/05	—	—	—	$119,373,000

Total	5,395,300	$15.75	5,395,300

On August 9, 2005, the Company announced that the Board of Directors had approved a $250 million share repurchase plan, which superseded all prior share repurchase plans, under which it would purchase shares in the open market from time to time. As of December 31, 2005, under the 2005 share repurchase plan, the Company had purchased approximately 8.1 million shares of its common stock in the open market for cash of $130.6 million. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2005 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Product revenues	$511,462	$483,535	$381,439	$406,820	$344,406
Service revenues	69,197	56,717	38,984	45,271	22,425

Total revenues	580,659	540,252	420,423	452,091	366,831

Cost of revenues
Cost of product revenues	179,837	161,619	137,685	160,766	136,199
Cost of service revenues	39,680	37,092	27,892	26,747	9,046

Total cost of revenues	219,517	198,711	165,577	187,513	145,245

Gross profit	361,142	341,541	254,846	264,578	221,586

Operating expenses
Sales and marketing	142,719	120,699	101,884	97,105	71,844
Research and development	91,479	92,076	72,638	72,487	52,331
General and administrative	35,631	36,942	31,334	29,947	21,564
Acquisition-related costs	351	1,394	386	3,699	24,077
Purchased in-process research and development	300	4,600	—	900	52,642
Amortization of purchased intangibles	8,790	20,521	17,591	17,135	3,905
Amortization of goodwill	—	—	—	—	2,114
Restructure costs	633	1,387	5,029	1,657	—
Litigation reserves and payments	(93)	20,951	—	(257)	—

Total operating expenses	279,810	298,570	228,862	222,673	228,477

Operating income (loss)	81,332	42,971	25,984	41,905	(6,891)
Interest income, net	12,848	7,279	8,451	9,492	12,755
Gain (loss) on strategic investments	2,908	(12)	(737)	(7,465)	(3,178)
Other income (expense), net	(5)	(1,330)	(1,774)	527	(608)

Income from continuing operations before provision for income taxes	97,083	48,908	31,924	44,459	2,078
Provision for income taxes	34,722	14,332	8,958	11,675	20,379

Income (loss) from continuing operations	62,361	34,576	22,966	32,784	(18,301)
Gain (loss) from discontinued operations, net of taxes	—	296	(695)	(6,024)	(9,399)
Gain from sale of discontinued operations, net of taxes	384	477	552	—	—

Net income (loss)	$62,745	$35,349	$22,823	$26,760	$(27,700)

Basic net income (loss) per share:
Income (loss) per share from continuing operations	$0.66	$0.36	$0.23	$0.33	$(0.22)
Income (loss) per share from discontinued operations, net of taxes	—	—	(0.01)	(0.06)	(0.11)
Gain per share from sale of discontinued operations, net of taxes	—	—	0.01	—	—

Basic net income (loss) per share	$0.66	$0.36	$0.23	$0.27	$(0.33)

Diluted net income (loss) per share:
Income (loss) per share from continuing operations	$0.65	$0.35	$0.23	$0.33	$(0.22)
Income (loss) per share from discontinued operations, net of taxes	—	—	(0.01)	(0.06)	(0.11)
Gain per share from sale of discontinued operations, net of taxes	—	—	0.01	—	—

Diluted net income (loss) per share	$0.65	$0.35	$0.23	$0.27	$(0.33)

Weighted average shares outstanding for basic net income (loss) per share	95,691	99,334	99,244	99,324	85,123
Weighted average shares outstanding for diluted net income (loss) per share	97,014	102,018	100,752	100,696	85,123

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$277,462	$214,340	$228,265	$193,861	$150,180
Working capital	246,240	171,303	194,015	202,913	201,649
Total assets	1,071,400	1,154,641	1,103,790	1,076,874	821,165
Total long-term obligations	23,033	15,874	32,519	37,996	26,579
Total stockholders’ equity	856,869	964,614	929,279	903,743	643,986

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS, OPERATING COSTS AND EXPENSES AND OUR CHANNEL INVENTORY LEVELS, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “RISK FACTORS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

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

Our products are unified under The Polycom Accelerated Communications Architecture, a framework of common technology principles and objectives for intelligent, standards-based communications. This architecture is designed to facilitate interoperability among systems in a multi-vendor ecosystem, leverage common features across a variety of products and streamline management processes. The Polycom Accelerated Communications Architecture serves as the enabling platform for unified collaborative communication, our corporate vision of a unified communications environment for employees, customers and partners to communicate in a dispersed workplace.

The shift from circuit-switched telephony networks to Internet Protocol (IP) based networks is a significant driver for Polycom’s collaborative communications markets and for our business. In 2005, for instance, our Voice over IP (VoIP) products grew faster than any other product line in the company. In addition, over half of our group video products and essentially all of our desktop video products were shipped to connect to IP environments rather than legacy ISDN networks. Strategically, Polycom is investing much of its research, development, sales and marketing efforts into delivering a superior IP-based collaborative communications solution, using Polycom proprietary technology in the evolving, standards-based IP communications environment.

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

On January 5, 2004, we completed our acquisition of Voyant Technologies, Inc., or Voyant, pursuant to the terms of an Agreement and Plan of Merger, dated as of November 21, 2003. Voyant designs and delivers group voice communication solutions and is a part of our Network Systems and Services segments. Voyant has been included in our consolidated financial position, results of operations and cash flows from January 5, 2004, the date of acquisition.

On August 25, 2005, we completed our acquisition of DSTMedia Technology Co., Ltd., or DSTMedia, a privately held video solutions company headquartered in Beijing, China. DSTMedia designs and delivers video network systems solutions, as well as lower cost video IP solutions, and is included in our Communications and Network Systems segments. DSTMedia has been included in our consolidated financial position, results of operations and cash flows from August 25, 2005, the date of acquisition.

Our consolidated revenues were $580.7 million in 2005 as compared to $540.3 million in 2004. The increase in revenues primarily reflects increased sales volumes of our voice and video communications products, and to a lesser extent, increases in service revenues. These increases were partially offset by decreased revenues from our network systems products. During 2005, we generated approximately $117.4 million in cash flow from operating activities, which after the impact of other investing and financing activities, resulted in a $92.9 million net increase in our total cash and cash equivalents.

Our Communications segment includes videoconferencing collaboration products and voice communications products and accounted for 72% of our revenues in 2005. Our Network Systems segment includes our MGC and ReadiVoice series of media servers, ReadiManager network management product, PathNavigator call processing server, and other network management and scheduling software and accounted for 16% of revenues in 2005. Our Services segment includes a wide range of professional service and support offerings to our resellers and directly to some end-user customers and accounted for 12% of revenues in 2005.

Competition that we face in our markets is intense and competition that we face in certain of our international markets is different than that we face in North America and is currently based principally on price. We have noted additional competitors and increased pricing pressures in China, India and other parts of Asia contributing to the flat revenues that we have seen in Asia in the first and second quarters of 2005 and decreased revenues in the third quarter of 2005 as compared to the respective year ago periods. Although we had improved sequential performance in Asia in the fourth quarter of 2005, revenues are lower than the comparable year ago period, and we still see increased competition in this region, particularly in China. If we are unable to compete effectively in these regions in terms of price, technology, product offerings or marketing strategies, our overall financial results may suffer.

Sales of some of our products have experienced seasonal fluctuations which have affected sequential growth rates for these products, particularly in our third and first quarters. There is generally a slowdown of sales in the European region in the third quarter of each year and sales to government entities typically slow in our fourth quarter and, to a greater extent, in our first quarter. In addition, sales of our video communications products have typically declined in the first quarter of the year compared to the fourth quarter of the prior year. Seasonal fluctuations could negatively affect our business, which could cause our operating results to fall short of anticipated results for such quarters, as they did in the first quarter of 2005.

The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment. The discussion of our segment operating results is presented for the three years ended December 31, 2005, including Voyant’s results of operations from January 5, 2004 and DSTMedia’s results of operations from August 25, 2005.

Results of Operations for the Three Years Ended December 31, 2005

The following table sets forth, as a percentage of total revenues (unless indicated otherwise), consolidated statements of operations data for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
Revenues
Product revenues	88%	90%	91%
Service revenues	12%	10%	9%

Total revenues	100%	100%	100%
Cost of revenues
Cost of product revenues as % of product revenues	35%	33%	36%
Cost of service revenues as % of service revenues	57%	65%	72%

Total cost of revenues	38%	37%	39%

Gross profit	62%	63%	61%

Operating expenses
Sales and marketing	25%	22%	24%
Research and development	16%	17%	18%
General and administrative	6%	7%	8%
Acquisition-related costs	0%	0%	0%
Purchased in-process research and development	0%	1%	0%
Amortization and impairment of purchased intangibles	1%	4%	4%
Restructure costs	0%	0%	1%
Litigation reserves and payments	0%	4%	0%

Total operating expenses	48%	55%	55%

Operating income	14%	8%	6%
Interest income, net	2%	1%	2%
Gain (loss) on strategic investments	1%	0%	0%
Other expense, net	0%	0%	(1)%

Income from continuing operations before provision for income taxes	17%	9%	7%
Provision for income taxes	6%	2%	2%

Income from continuing operations	11%	7%	5%
Income (loss) from discontinued operations, net of taxes	0%	0%	0%
Gain from sale of discontinued operations, net of taxes	0%	0%	0%

Net income	11%	7%	5%

Revenues

Total revenues for 2005 were $580.7 million, an increase of $40.4 million, or 7%, over 2004. The increase was due to increased sales volumes of our voice and video communications products, and to a lesser extent, increases in service revenues. These increases were partially offset by a decrease in network systems revenues. Video communications product revenues increased to $278.5 million for 2005 from $266.9 million in 2004, a 4% increase, primarily due to an increase in sales of our group video products, partially offset by decreases in our desktop video products. Voice communications product revenues increased to $138.8 million for 2005 from $107.7 million in 2004, a 29% increase, primarily as a result of increases in sales of our Voice-over-IP products and, to a lesser extent, increases in sales of our circuit switched products and installed voice products. Revenues from our Network Systems products for 2005 decreased 14% over 2004 from $108.9 million to $94.2 million, due primarily to decreased video network system revenues. Network system revenues were impacted by a decrease in video network system volumes, as well as lower average selling prices, particularly on low end products, primarily as a result of increased competition. Services revenues increased to $69.2 million for 2005 from $56.7 million in 2004, primarily due to increased video-related services and video network system services, and to a lesser extent increases in audio network system services.

Total revenues for 2004 were $540.3 million, an increase of $119.8 million, or 29%, over 2003. The increase was due to increased network system revenues, which included revenues from the Voyant acquisition in 2004, increased sales volumes of our video and voice communications products, and to a lesser extent, increases in service revenues. Video communications product revenues increased to $266.9 million for 2004 from $237.6 million in 2003, a 12% increase, primarily due to an increase in sales of our group video products, partially offset by decreases in our desktop video products. Voice communications revenues increased to $107.7 million for 2004 from $76.4 million in 2003, a 41% increase, primarily as a result of increases in sales of our circuit switched products and Voice-over-IP products and, to a lesser extent, increases in our installed voice products. Revenues from our Network Systems products for 2004 increased 62% over 2003 from $67.4 million to $108.9 million, due primarily to sales of audio network systems as a result of our Voyant acquisition and to increases in video network system revenues. Services revenues increased to $56.7 million for 2004 from $39.0 million in 2003, primarily due to increased network system services as a result of the Voyant acquisition, which was partially offset by decreases in video-related services.

International sales, or revenues outside of Canada and the U.S., accounted for 41%, 42% and 46% of total revenues for 2005, 2004 and 2003, respectively. On a regional basis, North America, Europe, Asia Pacific and Latin America accounted for 59%, 21%, 18% and 2%, respectively, of our total 2005 revenues. North America, Europe and Latin America revenues increased 9%, 11% and 29%, respectively, in 2005 over 2004, while Asia Pacific revenues decreased 4%. North America revenues increased as a result of an increase in voice and video communication product revenues, and to a lesser extent, increased service revenues. These increases were partially offset by decreases in network systems revenues. Europe revenues increased as a result of an increase in video and voice communication product revenues, and to a lesser extent, increased service revenues. These increases were partially offset by decreases in network systems revenues. Latin America revenues increased as a result of increased video and voice communication product revenues, and to a lesser extent, increases in network systems and services revenues. Asia Pacific revenues decreased primarily as a result of decreased video communication product revenues and network systems product revenues. These decreases were only partially offset by increases in voice communication product revenues and increased service revenues.

On a regional basis, North America, Europe, Asia Pacific and Latin America accounted for 58%, 20%, 20% and 2%, respectively, of our total 2004 revenues. North America, Europe, Asia Pacific and Latin America revenues increased 36%, 29%, 10% and 28%, respectively, in 2004 over 2003. North America revenues increased as a result of increased network systems and voice communication product revenues, and to a lesser extent, increased video communication product and services revenues. The increases in network systems and services were due in part to the Voyant acquisition. Europe revenues increased as a result of increased revenues in video and voice communication products, network systems and services revenues. Asia Pacific revenues increased as a result of increased network systems and voice communication product revenues, and to a lesser extent, increases in video communication product revenues and services. Latin America revenues increased primarily as a result of increased video communication revenues, and to a lesser extent, due to increases in voice communication product revenues, network systems and services revenues.

No one customer accounted for more than 10% of our total net revenues or our Services segment revenues in 2005, 2004 or 2003. In 2005, one channel partner accounted for 11% of our Communications segment revenues. No one customer accounted for more than 10% of our Communications segment revenues in 2004 or 2003. No one customer accounted for more than 10% of our Network Systems segment revenues in 2005 and 2004. In 2003, our Network Systems segment had two channel partners that, together, represented approximately 21% of Network Systems segment revenues. We believe it is unlikely that the loss of any or all of these channel partners would have a long term material adverse affect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period. In 2004, we began selling our audio network systems, a product line obtained through the Voyant acquisition, direct to end users and the revenues in the Network Systems segment from end users are subject to more variability than our revenues from our reseller customers. The loss of one or more of the audio network system customers could have a material impact on our Network Systems segment and consolidated revenues.

In 2005, we made changes to our co-op marketing program that we provide to our channel partners that generally resulted in co-op funds being treated as a marketing expense rather than as a revenue reduction as it was previously. This change affected how our partners utilize and claim credit for eligible marketing activities and was intended to better leverage our collective marketing efforts. As a result of this change, revenues, gross profit and marketing expenses all increased in 2005 by the amount of co-op marketing dollars that would have previously been a reduction of revenues. This change had no effect on our net income or cash flows. In 2004 and 2003, we recorded approximately $10.2 million and $9.0 million, respectively, for co-op marketing programs as a reduction of revenues, which had the co-op marketing program changes been in effect for those years, revenues, gross profit and marketing expenses would have increased by approximately that amount.

We typically ship products within a short time after we receive an order, and, therefore backlog has not been a good indicator of future revenues. As of December 31, 2005, we had $38.1 million of order backlog as compared to $20.1 million at December 31, 2004. We include in backlog open product orders which we expect to ship or services which we expect to bill and record revenue for in the following quarter. Once billed, unrecorded service revenue is included in deferred revenue. We ended 2005 with a more significant amount of order backlog than our historical experience, primarily as a result of the level and timing of orders received and customer delivery dates requested outside of the quarter. We believe that the current level of backlog will continue to fluctuate and is dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly, deferred revenue associated with our VSX products, and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline from current levels.

Cost of Revenues and Gross Margins

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2005	2004	2003	2005		2004
Product Cost of Revenues	$179,837	$161,619	$137,685	11%		17%
% of Product Revenues	35%	33%	36%	2	pts	(3	)pts
Product Gross Margins	65%	67%	64%	(2	)pts	3	pts
Service Cost of Revenues	$39,680	$37,092	$27,892	7%		33%
% of Service Revenues	57%	65%	72%	(8	)pts	(7	)pts
Service Gross Margins	43%	35%	28%	8	pts	7	pts
Total Cost of Revenues	$219,517	$198,711	$165,577	10%		20%
% of Total Revenues	38%	37%	39%	1	pt	(2	)pts
Total Gross Margin	62%	63%	61%	(1	)pt	2	pts

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments and an allocation of overhead expenses, including facilities and IT costs. Generally, Network Systems segment products have a higher gross margin than our Communications segment products.

Overall, product gross margins decreased by 2 percentage point in 2005 as compared to 2004 primarily as a result of decreased margins in our Network Systems segment. Network system margins were impacted by a decrease in video network system volumes, as well as lower average selling prices, particularly on low end products, primarily as a result of increased competition. Gross margins in our Communications segment were essentially flat year over year.

Additionally, in 2005, we made a change to our co-op marketing program that we provide to our channel partners that resulted in co-op funds being treated as a marketing expense rather than a revenue reduction as it was previously. As a result of this change, revenues, gross profit and marketing expenses all increased in 2005 by the amount of co-op marketing dollars that would have previously been a reduction of revenues. This change had no effect on our net income or cash flows. In 2004 and 2003, we recorded approximately $10.2 million and $9.0 million, respectively, for co-op marketing programs as a reduction of revenues, which had the co-op marketing program changes been in effect for those years, revenues, gross profit and marketing expenses would have increased by approximately that amount.

Overall, product gross margins increased by 3 percentage points in 2004 as compared to 2003 as a result of more favorable margins in our Communications and Network Systems segments. Video and voice communications product margins were favorably impacted due to increased volumes and improved product mix. Network system margins were favorably impacted by an increase in video system volumes and video system upgrades, which were partially offset by a mix shift to lower margin systems and lower gross margins on audio network products.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our product gross margins.

Overall, service gross margins increased in 2005 as compared to 2004 as a result of revenues increasing at a faster pace than related service costs and higher margins on audio network systems services. Service gross margins were also favorably impacted by the amortization of deferred revenue associated with the first year of service on our VSX and V500 products that was included in the product price and amortized over the twelve months following shipment.

Overall, service gross margins increased in 2004 as compared to 2003 as a result of revenues increasing at a faster pace than related service costs and higher margins on audio network systems services as a result of the Voyant acquisition. Service gross margins were also favorably impacted by the amortization of deferred revenue associated with the first year of service on our VSX and V500 products that was included in the product price and amortized over the twelve months following shipment.

Forecasting future gross margin percentages is difficult, and there are a number of risks associated with maintaining our current gross margin levels. Uncertainties surrounding revenue levels and related production level variances, competition, changes in technology, changes in product mix, litigation outcomes and the potential of resulting royalties to third parties, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty and recall costs and timing of sales over the next few quarters can cause our cost of revenues percentage to vary significantly. In addition, with the improvement in the economy, we may experience higher prices on commodity components that are included in our products, such as the cost increases for memory devices used in many of our products we experienced in 2004. Further, in late 2003 we began including one year of service with some of our video products which has lowered our gross margins for those products as a result of allocating a portion of our product revenue to deferred service revenue. However, service gross margins are favorably impacted when the deferred revenue is recorded as revenue. In addition, most, if not all of our future products may also have one year of service included with the product, thereby potentially impacting product gross margins negatively, depending on the pricing model we establish for those products.

In addition, cost variances associated with the manufacturing ramp of new products, or the write-off of initial inventory purchases due to product launch delays or the lack of market acceptance of our new products could occur, which would increase our cost of revenues as a percentage of revenues. In addition to the uncertainties listed above, cost of revenues as a percentage of revenues may increase due to a change in our mix of distribution channels and the mix of international versus North American revenues. Cost of revenues will also increase in 2006 as a result of increased compensation charges due to recording stock compensation expense beginning in the first quarter of 2006, as well as, annual merit increases and incentive accruals.

Sales and Marketing Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2005	2004	2003	2005		2004
Expenses	$142,719	$120,699	$101,884	18%		18%
% of Total Revenues	25%	22%	24%	3	pts	(2	)pts

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

The increase in sales and marketing expense as a percentage of revenues in 2005 as compared to 2004 is primarily due to a change to our co-op marketing program that we provide to our channel partners that resulted in co-op funds being treated as a marketing expense rather than a revenue reduction as it was in prior years. For 2004, we recorded approximately $10.2 million for co-op marketing programs as a reduction of revenues, which had the co-op marketing program changes been in effect for 2004, marketing expenses would have increased by approximately that amount. Excluding the effect of the co-op marketing change, sales and marketing expense as a percentage of revenue increased by 1% for 2005 as compared to 2004. The increase in absolute dollars in 2005 as compared to 2004 was due primarily to an increase in our sales headcount due to overall expansion of our sales effort, increased trade show and marketing event activities and the change to our co-op marketing program discussed above. This was partially offset by reduced spending on outside marketing services due to our consolidating these services to fewer vendors.

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

We believe we will incur increased expenses, especially advertising, to expand the overall market for, drive market penetration of, and increase the adoption rate of our technology and products and to educate potential end-users as to the desirability of these products over competing products. We expect to continue to increase our sales and marketing expenses in absolute dollar amounts as we expand North American and international markets and increase our sales coverage in existing markets, market new products and expand the public sector. In addition, sales and marketing expenses will increase in 2006 as a result of increased compensation charges due to recording stock compensation expense beginning in the first quarter of 2006, as well as, annual merit increases and incentive accruals.

Research and Development Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2005	2004	2003	2005		2004
Expenses	$91,479	$92,076	$72,638	(1)%		27%
% of Total Revenues	16%	17%	18%	(1	)pt	(1	)pt

Research and development expenses are expensed as incurred and consist primarily of compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs.

Research and development expenses as a percentage of revenues for 2005 decreased slightly compared to 2004, primarily due to increasing revenues. Research and development expenses decreased in absolute dollars by 1% from $92.1 million in 2004 to $91.5 million in 2005. The decrease in absolute research and development expense dollars was primarily due to decreased headcount-related expenses and development spending in our Network Systems segment, which was partially offset by increases in research and development expenses in the Communications segment in 2005 as compared to 2004.

Research and development expenses as a percentage of revenues for 2004 decreased slightly compared to 2003, primarily due to increasing revenues. The increase in absolute research and development expense dollars to $92.1 million in 2004 as compared to $72.6 million in 2003, an increase of 27%, was primarily due to increased headcount, headcount-related expenses and development spending, which was partially a result of the Voyant acquisition in January 2004. Increases in research and development expenses occurred for the Network Systems segment and, also to a lesser extent, for the Communications segment in 2004 as compared to 2003.

We are currently investing research and development resources to enhance and upgrade the products that comprise our unified collaboration communications solutions, which encompasses products and services in all our segments. We anticipate committing a greater proportion of our research and development expenses toward the development of our software and infrastructure products, which are included in the Network Systems segment, to enhance the integration and interoperability of our entire product suite.

We believe that technological leadership is critical to our success and we are committed to continuing a high level of research and development to develop new technologies and to combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. We expect that research and development expenses in absolute dollars will increase in the future. In addition, research and development expenses will increase in 2006 as a result of increased compensation charges due to recording stock compensation expense beginning in the first quarter of 2006, as well as, annual merit increases and incentive accruals.

General and Administrative Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2005	2004	2003	2005		2004
Expenses	$35,631	$36,942	$31,334	(4)%		18%
% of Total Revenues	6%	7%	8%	(1	)pt	(1	)pt

General and administrative expenses consist primarily of compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, patent litigation costs, and bad debt expense. General and administrative expenses are not allocated to our segments.

As a percentage of revenues, general and administrative expenses decreased by 1 percentage point in 2005, as compared to 2004, due to the decrease in absolute dollars as well as the increase in revenues from the prior year. The decrease in spending in absolute dollars in general and administrative expenses in 2005 as compared to 2004 was primarily the result of decreased legal fees associated with litigation, partially offset by increased infrastructure costs. In 2005, the decrease in legal fees accounted for $3.1 million of the decrease, which was partially offset by increases in infrastructure costs of $1.3 million. The remaining changes are related to numerous smaller items.

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

Significant charges due to costs associated with litigation, including our ongoing litigation against Codian, or uncollectability of our receivables would increase our general and administrative expenses and negatively affect our profitability in the quarter they are recorded. Additionally, predicting the timing of bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to visibility of costs, including legal costs associated with defending claims against us as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors. We believe that our general and administrative expenses will likely continue to increase in absolute dollar amounts in the future primarily as a result of expansion of our administrative staff and other costs related to supporting a larger company, increased costs associated with regulatory requirements and our continued investments in international regions. In addition, general and administrative expenses will increase in 2006 as a result of increased compensation charges due to recording stock compensation expense beginning in the first quarter of 2006, as well as, annual merit increases and incentive accruals.

Acquisition-related Costs

We recorded charges to operations of $0.4 million in 2005, $1.4 million in 2004 and $0.4 million in 2003 for acquisition-related costs. These charges primarily include outside financial advisory, accounting, legal and consulting fees and other direct merger-related expenses. The charges in 2005 primarily related to professional services costs to integrate DSTMedia, which we acquired in August 2005. The charges in 2004 primarily related to professional services costs to integrate Voyant after the acquisition in January 2004, and to a lesser extent, additional professional service fees related to the ongoing liquidation of international PictureTel legal entities. The charges in 2003 primarily related to professional services costs to integrate and liquidate the international PictureTel and Accord legal entities and to begin the integration of our acquisition of Voyant which closed in January 2004. If we acquire additional businesses in the future, we may incur material acquisition expenses related to these transactions.

Purchased In-process Research and Development

In 2005 and 2004, we incurred charges totaling $0.3 million and $4.6 million, respectively, for purchased in-process research and development. We did not incur any such charges in 2003. This research and development was acquired in 2005 as part of the DSTMedia acquisition and in 2004 as part of the Voyant acquisition, and was primarily related to development projects for the ReadiVoice series InnoVox 4000 media servers which was completed and commenced shipping in 2005. See Note 3 of Notes to Consolidated Financial Statements. The amounts allocated to purchased in-process research and development were determined by management after considering, among other factors, the results of an independent appraisal based on established valuation techniques in the high-technology communications industry, and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for these in-process research and development projects. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and in-process research and development for DSTMedia and Voyant. The estimated net free cash flows generated by the in-process research and development projects were discounted at rates ranging from 22% for DSTMedia and 35% to 40% for Voyant in relation to the stage of completion and the technical risks associated with achieving technology feasibility. At December 31, 2005, all significant in process research and development projects had been completed.

Amortization and Impairment of Purchased Intangibles

In 2005, 2004 and 2003, we recorded $8.8 million, $20.5 million and $17.6 million, respectively, for amortization and impairment of purchased intangibles acquired in our acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives, which range from several months to eight years. In 2005, $1.9 million of the $8.8 million expense related to the impairment of certain intangibles we acquired in the Voyant acquisition. There were no impairment charges in 2004 or 2003. The decrease in absolute dollars in 2005 as compared to 2004 was primarily due to the purchased intangibles related to the PictureTel, Circa and APSI acquisitions becoming fully amortized at December 31, 2004. The increase in absolute dollars in 2004 as compared to 2003 was primarily related to the Voyant acquisition and the resulting $32.2 million recorded for purchased intangibles, which accounted for $6.7 million of the $20.5 million expensed in 2004. Partially offsetting this increase related to Voyant were PictureTel intangibles which became fully amortized during the fourth quarter of 2004.

During the fourth quarters of 2005 and 2004, we completed our annual impairment test of purchased intangibles. The assessment of purchased intangibles impairment was conducted by comparing the fair value of the purchased intangible with its carrying amount as of that date. Based on the results of the 2005 impairment test, we determined that certain purchased intangible assets acquired as part of the Voyant acquisition had been impaired as of December 31, 2005 and we recorded an impairment charge of approximately $1.9 million. These assets were written down as a result of a decline in the projected future cash flows from the OCI product line due to its announced discontinuance in the fourth quarter of 2005. This results in a permanent reduction in future amortization expense of approximately $115,000 in the first two quarters of 2006, $265,000 for the third and fourth quarters of 2006, $250,000 per quarter in 2007 and $25,000 per year for 2008 through 2011. Our intangible assets were not impaired as of December 31, 2004. We plan to conduct our annual impairment tests in the fourth quarter of every year, unless impairment indicators exist sooner. At December 31, 2005, the carrying value of our purchased intangibles was $20.3 million.

Restructure costs

In 2005, we approved a restructuring plan for eliminating or relocating certain positions throughout the Company, but focused on the sales and general and administrative functions. The resulting actions were intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), we recorded a charge of approximately $0.7 million for the year ended December 31, 2005. This charge consisted of severance and other employee termination benefits related to the workforce reductions which comprised less than 1 percent of the Company’s employees worldwide. All obligations related to these charges were paid or released by December 31, 2005. This charge was partially offset by a release of a remaining reserve that was recorded in 2004 related to the restructuring of the Network Systems segment discussed below, resulting in net restructuring charges for the year of $0.6 million.

In 2004, we approved a restructuring plan for our Network Systems segment. The resulting actions were intended to improve the overall cost structure of the Network Systems segment by focusing resources on strategic areas of the business, streamlining certain engineering efforts and reducing operating expenses. In accordance with SFAS 146, the Company recorded a charge of approximately $1.4 million for the year ended December 31, 2004. This charge consisted primarily of severance and other employee termination benefits related to the workforce reductions which comprised less than 3 percent of the Company’s employees worldwide. All payments related to these actions have been made.

In 2003, we approved restructuring actions primarily in connection with the sale of the network access product line to Verilink and in response to the global economic uncertainty and continued downturn in technology spending. These actions were meant to improve our overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. We recorded a restructuring charge of $5.0 million in 2003 as a result of these actions. The charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately 12 percent of our employees worldwide. The restructuring charge related to the Communications, Services and Network Systems segments amounted to $0.8 million, $0.3 million and $0.1 million, respectively. The balance of the restructuring charge related to operating activities which are separately managed at the corporate level and not allocated to segments. All payments related to these actions have been made.

In the future, we may take additional restructuring actions to gain operating efficiencies or reduce our operating expenses, while simultaneously implementing additional cost containment measures and expense control programs. Such restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees or a decrease in employee morale, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve the anticipated cost reductions, our business could be harmed. See Note 6 of Notes to Consolidated Financial Statements.

Litigation Reserves and Payments

In 2005, we released less than $0.1 million of the remaining reserves related to a distributor claim and a tentative settlement of an employment claim that were recorded in the second half of 2004.

In 2004, we recorded $21.0 million for litigation reserves and payments of which $20.8 million was related to the settlement of a patent infringement litigation matter whereby we entered into a settlement agreement with Avistar Communications, Inc. (“Avistar”) and Collaboration Properties, Inc., a wholly-owned subsidiary of Avistar (“CPI”). Under the terms of the settlement agreement, we paid Avistar a one-time amount of $27.5 million, and CPI agreed to dismiss all claims in the litigation with prejudice. In addition to the Settlement Agreement, we, Avistar and CPI entered into a patent cross-license agreement whereby non-exclusive, fully paid-up, worldwide patent licenses to the respective patent portfolios of each party and its subsidiaries were granted by us and our subsidiaries to Avistar and its subsidiaries, including CPI, and by Avistar and its subsidiaries to us and our subsidiaries. We incurred a one-time charge of $20.8 million in 2004 and recorded $6.7 million as a prepaid license. We expect to amortize this prepaid license through the third quarter of 2013, the expiration date of the patents-in-suit.

Interest Income, Net

Interest income, net, consists of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts and imputed interest expense related to the present value of costs associated with closing facilities as part of the PictureTel acquisition and related integration plan. Imputed interest expense was $0.5 million for 2005, $1.6 million for 2004 and $2.3 million for 2003. Interest income, net of interest expense, was $12.8 million in 2005, $7.3 million in 2004 and $8.5 million in 2003.

Interest income increased in 2005 over 2004 due primarily to higher average interest rates, and to a lesser extent, increases in our average cash and investment balances. Average interest rate returns on our cash and investments were 2.80% in 2005, compared to 1.78% in 2004.

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

Interest income, net could fluctuate for 2006 due to movement in our cash balances and changes in interest rates related to monetary policy actions, if any, taken by the United States Federal Reserve Board. Our cash balance may decrease depending upon our stock purchase activity and other factors.

Gain (loss) on Strategic Investments

For strategic reasons, we have made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. We evaluate a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At December 31, 2005 and 2004, these investments had a carrying value of $5.9 million and $7.4 million, respectively, and are recorded in “Other assets” in our Consolidated Balance Sheets.

In 2005 and 2004, we made additional investments in two private companies totaling $0.5 million and $6.5 million, respectively. In 2005 and 2003, our investments were permanently written down $1.6 million and $0.5 million, respectively, from original cost, which is reflected in “Gain (loss) on strategic investments” in the Consolidated Statements of Operations. There were no amounts permanently written down in 2004. In 2005, a privately held company in which we held an investment with a carrying value of $0.4 million was sold, resulting in a gain of $4.5 million which is recorded in the Consolidated Statements of Operations in “Gain (loss) on Strategic Investments”.

Provision for Income Taxes

Our overall effective tax rates for 2005, 2004 and 2003 were 35.8%, 29.5%, and 28.0%, respectively, which resulted in a provision for income taxes, including taxes related to discontinued operations, of $34.9 million, $14.8 million, and $8.9 million in 2005, 2004, and 2003, respectively. The increase in the effective rate in 2005 versus 2004 was related primarily to tax expense associated with the repatriation of foreign subsidiary earnings under the provisions of the American Jobs Creation Act of 2004, as discussed below, which was partially offset by the decrease in purchased in-process research and development, which is not deductible for tax purposes. The increase in the effective rate in 2004 versus 2003 was primarily the result of a one-time charge for purchased in-process research and development, which is not deductible for tax purposes.

As of December 31, 2005, we had approximately $24.8 million in net operating loss carryforwards, $13.3 million in tax credit carryovers and $5.4 million in capital loss carryforwards, as well as other deferred tax assets arising from temporary differences. See Note 16 of Notes to Consolidated Financial Statements.

On October 22, 2004, the American Jobs Creation Act (the “Act”) was signed into law. The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing a dividends received deduction of 85% for certain dividends, as defined in the Act. During the fourth quarter of 2005, we distributed $137.5 million in cash from our foreign subsidiary and provided associated income tax expense of $7.5 million.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof, such as the current lapse in the U.S. research and development tax credit.

Segment Information

A description of our products and services, as well as annual financial data, for each segment can be found in the Business section of this Form 10-K and Note 17 of Notes to Consolidated Financial Statements. The results discussions below include the results of each of our segments for the years ended December 31, 2005, 2004 and 2003.

Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and to allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, general and administrative costs, such as legal and accounting costs, acquisition-related costs, amortization and impairment of purchased intangible assets, purchased in-process research and development costs, restructuring costs, litigation reserves and payments, interest income, net, gain (loss) on strategic investments, other expense, net, and provision for income taxes.

Communications

	Year Ended December 31,			Increase From Prior Year
$ in thousands	2005	2004	2003	2005	2004
Revenue	$417,259	$374,589	$314,003	11%	19%
Contribution margin	$201,585	$179,408	$137,505	12%	30%
Contribution margin as % of communications revenues	48%	48%	44%	—	4pts

Revenues from our Communications segment for 2005 increased 11% over 2004, due primarily to increased sales volumes of our voice and video communications products. Video communications product revenues, which accounted for 3 percentage points of the overall increase, grew from $266.9 million in 2004 to $278.5 million in 2005, increasing $11.6 million or 4% over 2004. The increase in video communications product revenues was due primarily to increased sales volumes of our group video systems, which consisted primarily of our VSX product family. Voice communications product revenues, which accounted for 8 percentage points of the overall increase, grew from $107.7 million in 2004 to $138.8 million in 2005, increasing $31.1 million or 29% over 2004. The increase in voice communications product revenues in 2005 as compared to 2004 was due primarily to increased sales volumes of our Voice-over-IP products and circuit switched products, and to a lesser extent, increases in our installed voice products.

Revenues from our Communications segment for 2004 increased 19% over 2003, due primarily to increased sales volumes of our video and voice communications products. Video communications product revenues, which accounted for 9 percentage points of the overall increase, grew from $237.6 million in 2003 to $266.9 million in 2004, increasing $29.3 million or 12% over 2003. The increase in video communications product revenues was due primarily to an increase in sales volumes of our group video systems, primarily our VSX and ViewStation product families, partially offset by a decrease in sales of our iPower and desktop video products. Voice communications product revenues, which accounted for 10 percentage points of the overall increase, grew from $76.4 million in 2003 to $107.7 million in 2004, increasing $31.3 million or 41% over 2004. The increase in voice communications product revenues in 2004 as compared to 2003 was primarily as a result of increases in sales volumes of our Voice-over-IP products and circuit switched products, and to a lesser extent, increases in our installed voice products.

International revenues, or revenues outside of Canada and the U.S., accounted for 44%, 45% and 46% of our total Communications segment revenues for 2005, 2004 and 2003, respectively. In 2005, one channel partner accounted for 11% of our total revenues for our Communications segment. No one customer accounted for 10% of our total revenues for our Communications segment in 2004 or 2003.

The contribution margin as a percentage of Communications segment revenues was 48% in both 2005 and 2004. Contribution margins remained consistent as gross margins were essentially flat in 2005 as compared to 2004 for both our video and voice communications products and engineering and direct marketing expenses decreased by less than 1 percentage point as a percent of revenue, although increasing in absolute dollars in 2005 as compared to 2004.

The contribution margin as a percentage of Communications segment revenues for 2004 increased to 48% as compared to 44% in 2003. The increase in contribution margin for 2004 as compared to 2003 is primarily due to higher gross margins for both our video and voice communication products and decreases in engineering spending, partially offset by increases in direct marketing spending. Gross margins improved for 2004 as compared to 2003 due to increased revenues and improved product mix.

Direct marketing and engineering spending in the Communications segment will fluctuate depending upon the timing of product launches and marketing programs.

Network Systems

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2005	2004	2004	2005		2004
Revenue	$94,203	$108,946	$67,436	(14)%		62%
Contribution margin	$31,391	$42,550	$27,183	(26)%		57%
Contribution margin as % of network systems revenue	33%	39%	40%	(6	)pts	(1	)pt

Revenues from our Network Systems segment for 2005 decreased 14% over 2004 to $94.2 million, due primarily to decreased sales volumes of video network systems and lower revenues from system upgrades. In addition, average selling prices on our video network systems declined slightly on a year over year basis, particularly on the low end products primarily as a result of increased competition. Revenues from our audio networking systems and software were essentially flat year over year.

Revenues from our Network Systems segment for 2004 increased 62% over 2003 to $108.9 million, due primarily to sales of audio network systems as a result of our Voyant acquisition and an increase in video network system revenues and, to a lesser extent, increases in video network system upgrade revenues. These increases were partially offset by a shift in product mix toward products with lower average selling prices.

International revenues, or revenues outside of Canada and the U.S., accounted for 38%, 38% and 48% of total Network Systems revenues for 2005, 2004 and 2003, respectively. The decrease in international Network Systems revenues as a percentage of Network Systems revenues for 2004 as compared to 2003 is due primarily to the concentration of audio network system revenues, which are attributable to the Voyant acquisition, in North America.

For 2005 and 2004, no one customer accounted for more than 10% of Network Systems segment product revenues. In 2003, our Network Systems segment had two channel partners that together represented approximately 21% of Network Systems segment product revenues. We believe it is unlikely that the loss of any one channel partner would have a long term material adverse affect on consolidated revenues as we believe end-users would likely purchase our network systems products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period. In 2004, we began selling our audio network systems, a product line resulting from the Voyant acquisition, directly to end users and the revenues in this segment from end users are subject to more variability than our segment revenues from our reseller customers. The loss of one or more of the audio network system customers in the Network Systems segment could have a material negative impact on our Network Systems segment and consolidated revenues.

The decrease in contribution margin as a percentage of Network Systems segment revenues for 2005 as compared to 2004 is due primarily to lower gross margins, and to a lesser extent, increased engineering expenses as a percentage of revenues. This was partially offset by lower direct marketing expenses. Gross margins for Network Systems were lower in 2005 versus 2004 primarily due to a decrease in video network system volumes as well as lower average selling prices, particularly on low end products, primarily as a result of increased competition.

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

Services

	Year Ended December 31,			Increase From Prior Year
$ in thousands	2005	2004	2003	2005		2004
Revenue	$69,197	$56,717	$38,984	22%		45%
Contribution margin	$23,872	$15,061	$7,539	59%		100%
Contribution margin as % of service revenue	34%	27%	19%	7	pts	8	pts

Revenues from our Services segment for 2005 increased 22% over 2004 to $69.2 million, due primarily to an increase in video maintenance services as a result of amortization of deferred revenue associated with the first year of service on our VSX product line, and increased video network systems services, and to a lesser extent, increases in audio network systems maintenance services. These increases were partially offset by decreases in iPower-related services.

Revenues from our Services segment for 2004 increased 45% over 2003 to $56.7 million, due primarily to an increase in audio network systems services as a result of our Voyant acquisition, and to a lesser extent, increases in video network systems maintenance services. These increases were partially offset by decreases in iPower-related services.

International revenues, or revenues outside of Canada and the U.S., accounted for 31%, 30% and 35% of total Service revenues for 2005, 2004 and 2003, respectively. International revenues increased slightly in 2005 as compared to 2004 primarily as a result of increased service revenues associated with our video communications and network systems products. The decrease in international Services revenues as a percentage of Services revenues for 2004 as compared to 2003 is due primarily to the concentration of audio network systems service revenues, which are attributable to the Voyant acquisition, in North America. No one customer accounted for more than 10% of our total revenues for our Services segment for 2005, 2004 or 2003.

Overall, the increase in the Services segment contribution margin in 2005 versus 2004 is due primarily to increased gross margins more than offsetting increases in operating expenses. Service gross margins increased for 2005 as compared to 2004 as a result of revenue increasing at a faster pace than related service costs and higher margins on network systems audio services. Service gross margins in 2005 were also favorably impacted by the amortization of deferred revenue associated with the first year of service on our VSX and V500 products that was included in the product price and amortized over the twelve month period following shipment. This impact was due to increased volumes of these products in 2005 as compared to 2004.

Overall, the increase in the Services segment contribution margin in 2004 versus 2003 is due primarily to increased gross margins more than offsetting increases in operating expenses. Service gross margins increased for 2004 as compared to 2003 as a result of revenue increasing at a faster pace than related service costs and higher margins on network systems audio services as a result of the Voyant acquisition. Service gross margins in 2004 were also favorably impacted by the amortization of deferred revenue associated with the first year of service on our VSX and V500 products that was included in the product price and amortized over the twelve month period following shipment. This impact was due to increased volumes of these products in 2004 as compared to 2003, as 2004 represented the first full year of these services being included.

Liquidity and Capital Resources

As of December 31, 2005, our principal sources of liquidity included cash and cash equivalents of $189.3 million, short-term investments of $88.2 million and long-term investments of $182.9 million. Substantially all of our short-term and long-term investments are comprised of U.S. government securities, state and local government securities and corporate debt securities. See Note 7 of Notes to Consolidated Financial Statements. In addition, we have a $25.0 million line of credit with a bank which was unused at December 31, 2005; however, we do have outstanding letters of credit totaling approximately $1.3 million, of which $1.2 million are secured by this line of credit.

We generated cash from operating activities totaling $117.4 million in 2005, $79.6 million, net of a $27.5 million litigation settlement, in 2004, and $100.8 million in 2003. The increase in cash provided from operating activities in 2005 over 2004 was due primarily to increased net income and non-cash expenses, larger decreases in deferred taxes, larger increases in taxes payable and other accrued liabilities, smaller increases in accounts receivable and decreases in prepaids and other current assets, which were partially offset by smaller increases in accounts payable and increases in inventories. The decrease in cash provided from operating activities in 2004 over 2003 was due primarily to increases in accounts receivable, smaller decreases in inventories and deferred taxes, and smaller increases in taxes payable and other accrued liabilities, which were partially offset by increased net income and non-cash expenses, smaller increases in prepaids and other current assets and larger increases in accounts payable.

The total net change in cash and cash equivalents for the year ended 2005 was an increase of $92.9 million. The primary uses of cash during this period were $184.0 million for purchases of our common stock, $16.8 million for purchases of property and equipment and $8.6 million for the acquisition of DSTMedia. The primary sources of cash were $172.9 million in proceeds from sales and maturities of investments, net of purchases, $117.4 million from operating activities, $11.5 million associated with the exercise of stock options and purchases under the employee stock purchase plan, and $0.6 million from proceeds from sale of discontinued operations. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses (such as depreciation, amortization, the provision for doubtful accounts, inventory write-downs for excess and obsolescence, gain from sale of discontinued operations, amortization of unearned stock-based compensation, loss on strategic investments, the purchase of in-process research and development and the tax benefits from the exercise of employee stock options), reductions in deferred taxes and prepaid expenses and other current assets and net increases in accounts payable, taxes payable and other accrued liabilities. Offsetting the positive effect of these items were net increases in trade receivables and inventories. Our days sales outstanding, or DSO, metric was 40 days at December 31, 2005 as compared to 39 days at December 31, 2004. This increase in DSO was due primarily to the increase in trade receivables resulting from co-op marketing reserves being recorded in other accrued liabilities instead of trade receivables in 2005 and longer payment terms for service providers and government entities from 30 to 45 and 60 days, respectively. The increase in DSO as a result of the co-op marketing change did not have an effect on our net income or cash flows. We expect that DSO will remain at these higher levels as compared to 2004 but could also increase as a result of fluctuations in revenue linearity and increases in receivables from service providers and government entities. Inventory turns decreased from 7.7 turns at December 31, 2004 to 5.3 turns at December 31, 2005. The reduction in turns primarily reflects increased inventory levels to support shortened lead times and increased product mix. We believe inventory turns will continue to fluctuate depending on our ability to reduce lead times, as well as, changes in product mix and a greater mix of ocean freight versus air freight to reduce freight costs. Additionally, payments we make for income taxes may increase in 2006 as our available net operating losses are depleted.

As part of the DSTMedia acquisition, DSTMedia shareholders may receive up to an additional $20.0 million of consideration through 2008, payable in cash, based on the achievement of certain financial milestones relating to the operating results of DSTMedia. DSTMedia’s results of operations have been included in our results of operations since August 25, 2005.

From time to time, the Board of Directors has approved plans to purchase shares of our common stock in the open market. During the years ended December 31, 2005, 2004 and 2003, we purchased approximately 11.4 million, 2.8 million and 0.8 million shares, respectively, of our common stock in the open market for cash of $184.0 million, $52.5 million and $6.9 million, respectively. As of December 31, 2005, we were authorized to purchase up to an additional $119.4 million under the 2005 share repurchase plan.

At December 31, 2005, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $59.1 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

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

The table set forth below shows, as of December 31, 2005, the future minimum lease payments, net of estimated sublease income of $1.5 million through June 2007, due under our current lease obligations. For example, we lease an approximately 152,000 square foot building which is fully subleased to a third party for a term that is concurrent with the term of our lease obligation. As a result we are not currently showing a lease obligation related to this facility. If this sublease were to be terminated, or if the tenant defaulted on payment, we would incur additional lease payments that would negatively impact our operating results and overall cash flows. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of December 31, 2005 are as follows (in thousands):

	Gross Minimum Lease Payments	Estimated Sublease Receipts	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long - Term Liabilities	Purchase Commitments
Year ending December 31,
2006	$13,732	$(1,054)	$12,678	$4,320	$—	$57,721
2007	9,516	(403)	9,113	3,051	2,578	997
2008	6,069	—	6,069	1,530	363	359
2009	5,558	—	5,558	1,399	21	—
2010	5,404	—	5,404	1,288	145	—
Thereafter	10,626	—	10,626	2,449	7,012	—

Total payments	$50,905	$(1,457)	$49,448	$14,037	$10,119	$59,077

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

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our process used to develop estimates, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements. See Note 1 to Notes to Consolidated Financial Statements for discussion of our accounting policies.

Revenue Recognition and Product Returns

We recognize revenue when persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met. Additionally, we recognize extended service revenue on our hardware and software products as the service is performed, generally one to five years.

Our video communications and network systems products are integrated with software that is essential to the functionality of the equipment. Additionally, we provide unspecified software upgrades and enhancements related to most of these products through our maintenance contracts. Accordingly, we account for revenue for these products in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations.

We use the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the arrangement, we defer revenue based on vendor-specific objective evidence of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, we defer all revenue until sufficient evidence exists or all elements have been delivered.

We accrue for sales returns and other allowances as a reduction to revenues upon shipment based upon our contractual obligations and historical experience.

Channel Partner Programs and Incentives

We record estimated reductions to revenues for channel partner programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. If market conditions were to decline or competition were to increase further, we may take future actions to increase channel partner incentive offerings, possibly resulting in an incremental reduction of revenues at the time the incentive is offered. Co-op marketing funds are accounted for in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”. Under these guidelines, we accrue for co-op marketing funds as a marketing expense if we receive an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction to revenues.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

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

Deferred and Refundable Taxes

We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the Consolidated Statement of Operations. As of December 31, 2005, we have $48.5 million in net deferred tax assets. In order to fully utilize these deferred tax assets we need to generate sufficient amounts of future U.S. taxable income. We believe based upon our financial projections that it is more likely than not that we will generate sufficient future taxable income to utilize these assets and therefore, as of December 31, 2005, we have not established a valuation allowance against these assets.

Fair Value of Assets Acquired and Liabilities Assumed in Purchase Combinations

The purchase combinations completed require us to identify and estimate the fair value of the assets acquired, including intangible assets other than goodwill, and liabilities assumed in the combinations. These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. For example, in the PictureTel acquisition, we identified vacated or redundant facilities that we intended to sublease or for which we intended to negotiate a lease termination settlement. The allocation period for all material acquisitions, as defined in Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”, has been completed. Therefore, if actual costs, other than the payment of certain earn-outs, exceed our estimates, these charges would be recognized in our Consolidated Statements of Operations. If actual costs are less than our estimates, these charges would continue to be recognized as an adjustment to goodwill.

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

In the fourth quarters of 2005 and 2004, we completed our annual goodwill and purchased intangibles impairment tests. The assessment of goodwill impairment was conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. Based on the results of these impairment tests, we determined that our goodwill assets were not impaired as of December 31, 2005 or 2004. The assessment of purchased intangibles impairment was conducted by first estimating the undiscounted expected future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows were less than the carrying amounts, impairment existed, and future cash flows were discounted and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. Based on the results of the 2005 impairment test, we determined that certain purchased intangible assets acquired as part of the Voyant acquisition had been impaired as of December 31, 2005 and we recorded an impairment charge of approximately $1.9 million. Our intangible assets were not impaired as of December 31, 2004. We plan to conduct our annual impairment tests in the fourth quarter of every year, unless impairment indicators exist sooner. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill and purchased intangible impairment tests.

Non-marketable Securities

We periodically make strategic investments in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. These investments had a carrying value of $5.9 million as of December 31, 2005, and were permanently written down by $1.6 million in 2005 and $0.5 million in 2003, which is reflected in “Loss on strategic investments” in the Consolidated Statements of Operations. There were no amounts permanently written down in 2004.

Derivative Instruments

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For derivative instruments that are not designated as accounting hedges, changes in fair value are recognized in earnings in the period of change. We do not hold or issue derivative financial instruments for speculative trading purposes. We enter into derivatives only with counterparties that are among the largest U.S. banks, ranked by assets, in order to minimize our credit risk.

Recent Accounting Pronouncements

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs—an amendment of ARB No. 43” (“SFAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that the implementation of this standard will have a significant impact on our consolidated results of operations, financial condition or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the current accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS No. 123R is effective for all annual periods beginning after June 15, 2005 and addresses all forms of share-based payment (“SBP”) awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123R.

We adopted SFAS No. 123R in the first quarter of fiscal 2006 and will continue to evaluate the impact of SFAS No. 123R on our operating results and financial condition. The pro forma information in Note 1 of our Consolidated Financial Statements presents the estimated compensation charges under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” As a result of the provisions of

SFAS 123R and SAB 107, we expect the compensation charges under SFAS 123R to reduce net income by approximately $15 to $20 million for fiscal 2006. However, our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. We will recognize compensation cost for stock-based awards issued after December 31, 2005 on a straight-line basis over the requisite service period for the entire award.

In June 2005, the FASB issued FSP No FAS 143-1, Accounting for Electronic Equipment Waste Obligations (“FSP 143-1”). FSP 143-1 provides guidance in accounting for obligations associated with Directive 2002/96/EC (the “Directive”) on Waste Electrical and Electronic Equipment adopted by the European Union. FAS 143-1 is required to be applied to the later of the first reporting period ending after June 6, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which the Company has significant operations. The Directive distinguishes between “new” and “historical” waste. New waste relates to products put on the market after August 13, 2005. FSP 143-1 directs commercial users to apply the provisions of FASB Statement No. 143, Accounting for Asset Retirement Obligations, and the related FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, for the measurement and recognition of the liability and asset retirement obligation associated with the historical waste management requirements of the Directive. Additionally, FSP 143-1 provides guidance for the accounting by producers for the financing of the obligations of historical waste held by private households.

We adopted FAS 143-1 in the first quarter of fiscal 2006 and concluded that no significant liability had been incurred as of December 31, 2005. We are continuing to analyze the impact of the Directive, and FSP 143-1, on our financial position and results of operations as additional EU member countries adopt the Directive. Separate from the requirements of FSP 143-1, we believe that the internal cost of compliance with the Directive, and the liability associated with new waste obligations, which according to the Directive is to be borne solely by the producers of the new equipment, was not significant for the year ended December 31, 2005, but could be significant in the future.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At December 31, 2005, none of our unrealized investment losses were recognized as other-than-temporary impairments in our available-for-sale securities. We do not believe FSP FAS 115-1 and FAS 124-1 will have a material effect on our consolidated financial position, results of operations or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and bank borrowings. The investment portfolio primarily includes highly liquid, high-quality instruments. Some investments in the portfolio may contain an embedded derivative, and interest rate hedges may be placed if they are tied to a specific investment or group of investments in accordance with our Investment Policy; however, they are generally not significant. We may occasionally use forward contracts as a hedge against currency exchange rate fluctuations, which may affect the value of trade receivables billed in currencies other than the United States dollar. As of December 31, 2005, we have no open foreign currency hedging contracts.

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

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents, held at December 31, 2005 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

Issuer	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$129,706	$129,499	$129,293	$129,086	$128,879
State and local governments	19,833	19,801	19,770	19,739	19,707
Corporate debt securities	122,460	122,265	122,070	121,875	121,680

Total	$271,999	$271,565	$271,133	$270,700	$270,266

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$129,499	$129,396	$129,293	$129,189	$129,086
State and local governments	19,801	19,786	19,770	19,754	19,739
Corporate debt securities	122,265	122,167	122,070	121,972	121,875

Total	$271,565	$271,349	$271,133	$270,915	$270,700

Until January 2006, a substantial majority of our sales were denominated in U.S. dollars. Effective January 1, 2006, we commenced selling our products and services in our European and United Kingdom regions in Euros and British Pounds, which has increased our foreign currency exchange rate fluctuation risk. Based on our overall currency rate exposure at December 31, 2005, a near-term 10% appreciation or depreciation in the U.S. Dollar, relative to our foreign local currencies, would have an immaterial effect on our financial position, results of operations and cash flows. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. While we do not hedge for speculative purposes, in the event that a significant transaction were due in a foreign currency, we might enter into a foreign currency forward exchange contract for hedging purposes. As our exposure to foreign currency exchange rate fluctuations increases, we may begin a hedging program.

There were no forward contracts outstanding as of December 31, 2005 or 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 and the financial statement schedules required by Item 15(a)(2) are included in pages F-1 to F-40 and S-2, respectively. The supplemental data called for by Item 8 is presented on page S-1.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding our directors required by this item is included under the caption “Election of Directors” in our Proxy Statement for our 2006 Annual Meeting of Stockholders and is incorporated in this Item 10 by this reference. The information regarding our current executive officers found under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K is also incorporated by reference in this Item 10. The information regarding compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2006 Annual Meeting of Stockholders and is incorporated in this Item 10 by this reference. The information regarding our code of ethics that applies to all employees including our principal executive officer, principal financial officer and principal accounting officer is included under the caption “Election of Directors—Corporate Governance Matters” in the Proxy Statement for our 2006 Annual Meeting of Stockholders and is incorporated in this Item 10 by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the caption “Management—Executive Officer Compensation” in the Proxy Statement for our 2006 Annual Meeting of Stockholders and is incorporated in this Item 11 by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the caption “Management—Ownership of Securities” and “Management—Equity Compensation Plan Information” in the Proxy Statement for our 2006 Annual Meeting of Stockholders and is incorporated in this Item 12 by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption “Management—Employment Contracts, Change of Control Arrangements and Certain Transactions” in the Proxy Statement for our 2006 Annual Meeting of Stockholders and is incorporated in this Item 13 by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Principal Accounting Fees and Services” in the Proxy Statement for our 2006 Annual Meeting of Stockholders and is incorporated in this Item 14 by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Financial Statements (see Item 8 above).

Polycom, Inc. Consolidated Financial Statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005.

2. Financial Statement Schedule (see Item 8 above). The following Financial Statement Schedule is filed as part of this Report:

Schedule II—Valuation and Qualifying Accounts.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits. See Item 15(b) below.

(b)	Exhibits

We have filed, or incorporated by reference into this Report, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

(c)	Financial Statement Schedules.

See Items 8 and 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYCOM, INC.

/s/ ROBERT C. HAGERTY
Robert C. Hagerty
Chairman of the Board of Directors, Chief Executive Officer and President

Date:	March 10, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

That the undersigned officers and directors of Polycom, Inc., a Delaware corporation, do hereby constitute and appoint Robert C. Hagerty and Michael R. Kourey, or either of them, the lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT C. HAGERTY Robert C. Hagerty	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 10, 2006

/s/ MICHAEL R. KOUREY Michael R. Kourey	Senior Vice President, Finance and Administration, Chief Financial Officer and Director (Principal Financial Officer)	March 10, 2006

/s/ LAURA J. DURR Laura J. Durr	Vice President, Worldwide Controller (Principal Accounting Officer)	March 10, 2006

/s/ BETSY S. ATKINS Betsy S. Atkins	Director	March 10, 2006

/s/ JOHN SEELY BROWN John Seely Brown	Director	March 10, 2006

/s/ DAVID G. DEWALT David G. DeWalt	Director	March 10, 2006

Signature	Title	Date

/s/ DURK I. JAGER Durk I. Jager	Director	March 10, 2006

/s/ JOHN A. KELLEY John A. Kelley	Director	March 10, 2006

/s/ STANLEY J. MERESMAN Stanley J. Meresman	Director	March 10, 2006

/s/ WILLIAM A. OWENS William A. Owens	Director	March 10, 2006

/s/ KEVIN T. PARKER Kevin T. Parker	Director	March 10, 2006

/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Director	March 10, 2006

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment of internal controls over financial reporting, management has concluded that, as of December 31, 2005 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

/s/ ROBERT C. HAGERTY	/s/ MICHAEL R. KOUREY
Robert C. Hagerty President and Chief Executive Officer	Michael R. Kourey Senior Vice President, Finance and Administration and Chief Financial Officer

March 8, 2006	March 8, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Polycom, Inc.:

We have completed integrated audits of Polycom, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Polycom, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page F-2, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable

Report of Independent Registered Public Accounting Firm - Continued

assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California

March 8, 2006

POLYCOM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$189,271	$96,331
Short-term investments	88,191	118,009
Trade receivables, net of allowance for doubtful accounts of $2,208 and $2,330 in 2005 and 2004, respectively	69,419	62,535
Inventories	45,782	27,804
Deferred taxes	31,407	20,879
Prepaid expenses and other current assets	13,668	19,898

Total current assets	437,738	345,456
Property and equipment, net	35,293	37,544
Long-term investments	182,942	320,907
Goodwill	359,071	352,572
Purchased intangibles, net	20,332	26,915
Deferred taxes	17,070	49,060
Other assets	18,954	22,187

Total assets	$1,071,400	$1,154,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$46,882	$45,682
Accrued payroll and related liabilities	13,092	18,852
Taxes payable	60,784	52,665
Deferred revenue	37,908	26,889
Other accrued liabilities	32,832	30,065

Total current liabilities	191,498	174,153
Long-term deferred revenue	12,915	5,238
Other long-term liabilities	10,118	10,636

Total liabilities	214,531	190,027

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares in 2005 and 2004 Issued and outstanding: one share in 2005 and 2004	—	—
Common stock, $0.0005 par value:
Authorized: 175,000,000 shares Issued and outstanding: 88,755,371 shares in 2005 and 99,116,324 shares in 2004	43	50
Additional paid-in capital	826,262	904,155
Cumulative other comprehensive loss	(1,308)	(1,884)
Unearned stock-based compensation	—	(35)
Retained earnings	31,872	62,328

Total stockholders’ equity	856,869	964,614

Total liabilities and stockholders’ equity	$1,071,400	$1,154,641

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues
Product revenues	$511,462	$483,535	$381,439
Service revenues	69,197	56,717	38,984

Total revenues	580,659	540,252	420,423

Cost of revenues
Cost of product revenues	179,837	161,619	137,685
Cost of service revenues	39,680	37,092	27,892

Total cost of revenues	219,517	198,711	165,577

Gross profit	361,142	341,541	254,846

Operating expenses
Sales and marketing	142,719	120,699	101,884
Research and development	91,479	92,076	72,638
General and administrative	35,631	36,942	31,334
Acquisition-related costs	351	1,394	386
Purchased in-process research and development	300	4,600	—
Amortization and impairment of purchased intangibles	8,790	20,521	17,591
Restructure costs	633	1,387	5,029
Litigation reserves and payments	(93)	20,951	—

Total operating expenses	279,810	298,570	228,862

Operating income	81,332	42,971	25,984
Interest income, net	12,848	7,279	8,451
Gain (loss) on strategic investments	2,908	(12)	(737)
Other expense, net	(5)	(1,330)	(1,774)

Income from continuing operations before provision for income taxes	97,083	48,908	31,924
Provision for income taxes	34,722	14,332	8,958

Income from continuing operations	62,361	34,576	22,966
Income (loss) from discontinued operations, net of taxes	—	296	(695)
Gain from sale of discontinued operations, net of taxes	384	477	552

Net income	$62,745	$35,349	$22,823

Basic net income per share
Income per share from continuing operations	$0.66	$0.36	$0.23
Income (loss) per share from discontinued operations, net of taxes	—	—	(0.01)
Gain per share from sale of discontinued operations, net of taxes	—	—	0.01

Basic net income per share	$0.66	$0.36	$0.23

Diluted net income per share
Income per share from continuing operations	$0.65	$0.35	$0.23
Income (loss) per share from discontinued operations, net of taxes	—	—	(0.01)
Gain per share from sale of discontinued operations, net of taxes	—	—	0.01

Diluted net income per share	$0.65	$0.35	$0.23

Weighted average shares outstanding for basic net income per share	95,691	99,334	99,244
Weighted average shares outstanding for diluted net income per share	97,014	102,018	100,752

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Unearned Stock-based Compensation	Cumulative Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balances, December 31, 2002	98,987,386	$50	$866,044	$(573)	$2,152	$36,070	$903,743
Comprehensive income:
Reclassification adjustments for losses (gains) realized in net income	—	—	—	—	118	—	118
Change in unrealized gain on marketable securities	—	—	—	—	(2,046)	—	(2,046)
Net income	—	—	—	—	—	22,823	22,823

Total comprehensive income							20,895

Issuance of stock for purchase acquisitions	50,778	—	—	—	—	—	—
Exercise of stock options under stock option plan	795,015	—	6,530	—	—	—	6,530
Shares purchased under employee stock purchase plan	271,524	—	2,885	—	—	—	2,885
Purchase and retirement of common stock at cost	(755,000)	—	(5,893)	—	—	(1,022)	(6,915)
Reversal of unearned stock-based compensation upon termination of employment	—	—	(4)	4	—	—	—
Amortization of stock-based compensation	—	—	—	320	—	—	320
Tax benefit from stock option activity	—	—	1,821	—	—	—	1,821

Balances, December 31, 2003	99,349,703	$50	$871,383	$(249)	$224	$57,871	$929,279

Comprehensive income:
Change in unrealized gain on marketable securities	—	—	—	—	(2,108)	—	(2,108)
Net income	—	—	—	—	—	35,349	35,349

Total comprehensive income							33,241

Exchange of stock options for purchase acquisition	—	—	14,079	—	—	—	14,079
Exercise of stock options under stock option plan	2,239,081	—	28,604	—	—	—	28,604
Shares purchased under employee stock purchase plan	291,040	—	5,212	—	—	—	5,212
Purchase and retirement of common stock at cost	(2,763,500)	—	(21,653)	—	—	(30,892)	(52,545)
Amortization of stock-based compensation	—	—	—	214	—	—	214
Tax benefit from stock option activity	—	—	6,530	—	—	—	6,530

Balances, December 31, 2004	99,116,324	$50	$904,155	$(35)	$(1,884)	$62,328	$964,614

Comprehensive income:
Change in unrealized loss on marketable securities	—	—	—	—	539	—	539
Changes in cumulative translation adjustment	—	—	—	—	37	—	37
Net income	—	—	—	—	—	62,745	62,745

Total comprehensive income							63,321

Exercise of stock options under stock option plan	606,538	—	5,520	—	—	—	5,520
Shares purchased under employee stock purchase plan	412,509	—	5,938	—	—	—	5,938
Purchase and retirement of common stock at cost	(11,380,000)	(7)	(90,759)	—	—	(93,201)	(183,967)
Amortization of stock-based compensation	—	—	—	35	—	—	35
Tax benefit from stock option activity	—	—	1,408	—	—	—	1,408

Balances, December 31, 2005	88,755,371	$43	$826,262	$—	$(1,308)	$31,872	$856,869

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$62,745	$35,349	$22,823
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of discontinued operations, net of taxes	(384)	(477)	(552)
Depreciation and amortization	20,720	19,971	15,263
Amortization and impairment of purchased intangibles	8,790	20,521	17,591
Provision for (benefit from) doubtful accounts	—	(210)	521
Provision for (benefit from) excess and obsolete inventories	(731)	(202)	1,805
Tax benefit from exercise of stock options	1,408	6,530	1,821
(Gain) loss on strategic investments	(2,908)	12	737
Amortization of unearned stock-based compensation	35	214	320
Purchase of in-process research and development	300	4,600	—
Loss on asset dispositions	367	513	—
Changes in assets and liabilities, net of the effect of acquisitions:
Trade receivables	(6,447)	(17,297)	22,113
Inventories	(16,290)	614	8,440
Deferred taxes	20,916	423	1,281
Prepaid expenses and other current assets	6,341	(2,837)	(4,389)
Accounts payable	209	8,324	6,546
Taxes payable	7,899	2,257	4,763
Other accrued liabilities	14,414	1,272	1,724

Net cash provided by operating activities	117,384	79,577	100,807

Cash flows from investing activities:
Purchases of property and equipment	(16,758)	(19,285)	(14,819)
Purchase of license	—	—	(3,528)
Purchases of investments	(458,806)	(561,755)	(684,406)
Proceeds from sale and maturity of investments	631,673	556,453	676,843
Proceeds received from sale of discontinued operations	604	751	1,396
Purchase of convertible note receivable	—	—	(522)
Net cash paid in purchase acquisitions	(8,648)	(94,993)	—

Net cash provided by (used in) investing activities	148,065	(118,829)	(25,036)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	11,458	33,816	9,415
Purchase and retirement of common stock	(183,967)	(52,545)	(6,915)

Net cash provided by (used in) financing activities	(172,509)	(18,729)	2,500

Net increase (decrease) in cash and cash equivalents	92,940	(57,981)	78,271
Cash and cash equivalents, beginning of period	96,331	154,312	76,041

Cash and cash equivalents, end of period	$189,271	$96,331	$154,312

Supplemental disclosures of cash flow information:
Cash paid for interest	$180	$228	$86
Cash paid for income taxes	$5,016	$6,101	$1,327

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies:

Description of Business:

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

Reclassifications:

Certain previously reported amounts have been reclassified to conform to the current year’s presentation.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase to be cash equivalents.

Allowance for Doubtful Accounts:

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

Investments:

The Company’s short-term and long-term investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate debt securities. Investments are classified as short-term or long-term based on their original or remaining maturities and whether the securities represent the investment of funds available for current operations. Nearly all investments are held in the Company’s name at a limited number of major financial institutions. At December 31, 2005 and 2004 all of the Company’s investments were classified as available-for-sale and are carried at fair value based on quoted market prices at the end of the reporting period. Unrealized gains and losses are recorded as a separate component of cumulative other comprehensive income (loss) in stockholder’s equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net.

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. The Company reviews these investments for impairment when events or changes in circumstances indicate that impairment may exist and makes appropriate reductions in carrying value, if necessary. The Company evaluates a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecasted earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired.

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

Goodwill:

Goodwill is not amortized but is regularly reviewed for potential impairment. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company’s reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.

Impairment of Long-Lived Assets:

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from several months to eight years. Purchased intangible assets determined to have indefinite useful lives are not amortized. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Guarantees:

Warranty

The Company provides for the estimated costs of product warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold. In the case of hardware manufactured by the Company, warranties generally start from the delivery date and continue for one to three years depending on the product purchased. Software products generally carry a 90-day warranty from the date of shipment. The Company’s liability under warranties on software products is to provide a corrected copy of any portion of the software found not to be in substantial compliance with the agreed upon specifications. Factors that affect the Company’s warranty obligation include product failure rates, material usage and service delivery costs incurred in correcting product failures. The Company assesses the adequacy of the recorded warranty liabilities every quarter and makes adjustments to the liability if necessary.

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the Consolidated Balance Sheets, during the period are as follows (in thousands):

	December 31, 2005	December 31, 2004
Balance at beginning of year	$8,823	$9,612
Accruals for warranties issued during the year	11,029	9,793
Warranty liabilities assumed as a result of acquisitions	—	500
Actual warranty charges incurred during the year	(11,799)	(11,082)

Balance at end of year	$8,053	$8,823

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on most of our products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Changes in deferred maintenance revenue, of which, $26.7 million and $20.8 million is short-term and included as a component of “Deferred revenue” as of December 31, 2005 and 2004, respectively; and $12.1 million and $5.2 million is long-term and is included as a component of “Long-term deferred revenue” as of December 31, 2005 and 2004, respectively, on the Consolidated Balance Sheets, are as follows (in thousands):

	December 31, 2005	December 31, 2004
Balance at beginning of year	$26,021	$17,316
Additions to deferred maintenance revenue	73,497	53,033
Amortization of deferred maintenance revenue	(60,777)	(44,328)

Balance at end of year	$38,741	$26,021

The cost of providing maintenance services for the years ended December 31, 2005 and 2004 was $37.3 million and $34.7 million, respectively.

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

Other Indemnifications

As is customary in the Company’s industry, as provided for in local law in the U.S. and other jurisdictions, the Company’s standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of it’s products. From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of its products and services. In addition, from time to time the Company also provides protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations.

Revenue Recognition:

The Company recognizes revenue when persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met. Additionally, the Company recognizes extended service revenue on our hardware and software products as the service is performed, generally one to five years.

The Company’s video communications and network systems products are integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified software upgrades and enhancements related to most of these products through maintenance contracts. Accordingly, the Company accounts for revenue for these products in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations.

The Company uses the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the arrangement, the Company defers revenue based on vendor-specific objective evidence of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, the Company defers all revenue until sufficient evidence exists or all elements have been delivered.

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

Research and Development Expenditures:

Research and development expenditures are charged to operations as incurred and consist primarily of compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Software development costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, which typically occurs when beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Advertising:

The Company expenses the production costs of advertising as the expenses are incurred. The production costs of advertising consist primarily of trade shows, magazine and radio advertisements, agency fees and other direct production costs. Advertising expense for the years ended December 31, 2005, 2004 and 2003 was $26.1 million, $13.8 million, and $12.9 million, respectively. Commencing in January 2005, the Company made a change to the co-op marketing program that has been provided to its channel partners that resulted in the co-op marketing funds generally being treated as a marketing expense rather than as a revenue reduction as it was in previous years.

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

Foreign Currency Translation:

The financial statements of the Company’s foreign subsidiaries that operate where the functional currency is the U.S. dollar are translated to U.S dollars at year-end exchange rates for monetary assets and liabilities while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation which is translated at historical rates. Foreign exchange gains and losses have not been significant to date and have been recorded in results of operations. The functional currency of DSTMedia Technology Co., Ltd. (DSTMedia), a wholly-owned subsidiary in China, is the Chinese Yuan (CNY). Adjustments resulting from translating the foreign currency financial statements of DSTMedia into the U.S. dollar are included as a separate component of “Cumulative other comprehensive income (loss)”.

Derivative Instruments:

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For derivative instruments that are not designated as accounting hedges, changes in fair value are recognized in earnings in the period of change. The Company does not hold or issue derivative financial instruments for speculative trading purposes. The Company enters into derivatives only with counterparties that are among the largest U.S. banks, ranked by assets, in order to minimize its credit risk.

Computation of Net Income Per Share From Continuing Operations:

Basic net income per share from continuing operations is computed by dividing net income from continuing operations by the weighted average number of common shares outstanding for the period less common stock subject to repurchase. Diluted net income per share from continuing operations reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and warrants outstanding and shares of common stock subject to repurchase. Potentially dilutive shares (including shares of common stock which are subject to repurchase) are excluded from the computation of fully diluted net income per share from continuing operations when their effect is antidilutive.

Fair Value of Financial Instruments:

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Estimated fair values of short-term and long-term investments are based on quoted market prices for the same or similar instruments.

Stock-based Compensation:

In accordance with SFAS No. 123, (SFAS 123) “Accounting for Stock-Based Compensation,” the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans. In accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award.

Consistent with the disclosure provisions of SFAS 123, the Company’s net income and basic and diluted net income per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income—as reported	$62,745	$35,349	$22,823
Add stock based compensation expensed during the period	35	214	320
Less stock based compensation expense determined under fair value based method, net of tax effects	(18,105)	(20,050)	(16,369)

Net income—pro forma	$44,675	$15,513	$6,774

Basic net income per share—as reported	$0.66	$0.36	$0.23
Basic net income per share—pro forma	$0.47	$0.16	$0.07
Diluted net income per share—as reported	$0.65	$0.35	$0.23
Diluted net income per share—pro forma	$0.46	$0.15	$0.07

The impact on pro forma net income per share and net income in the table above may not be indicative of the effect in future years as options vest over several years and the Company continues to grant stock options to new and current employees.

Recent Pronouncements:

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs—an amendment of ARB No. 43” (“SFAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a significant impact on its consolidated results of operations, financial condition or cash flows.

In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion 25, and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), relating to the adoption of SFAS 123R.

Beginning in the first quarter of 2006, the Company will adopt the provisions of SFAS No. 123R under the modified prospective transition method using the Black-Scholes option pricing model. The modified prospective method requires that compensation expense be recorded for all unvested SBP’s beginning with the effective date of adoption and for all awards granted to employees after the effective date of adoption. Accordingly, the Company will recognize SBP compensation expense for awards issued after December 31, 2005 on a straight-line basis over the vesting period of the award. For awards issued prior to January 1, 2006, the Company will recognize SBP compensation expense based on FASB Interpretation 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25”, which provides for accelerated expensing. The Company is continuing to evaluate the impact of SFAS No. 123R on its results of operations and financial condition. The actual effects of adopting SFAS No. 123R will depend on numerous factors, including stock price volatility, employee exercise patterns (expected life of the options), future forfeitures, the amount of SBP’s granted in the future, the valuation model the Company uses to value future SBP’s to employees and related tax effects. The Company expects SFAS No. 123R will have a material impact on its results of operations upon its adoption in the first quarter of 2006.

In June 2005, the FASB issued FSP No FAS 143-1, Accounting for Electronic Equipment Waste Obligations (“FSP 143-1”). FSP 143-1 provides guidance in accounting for obligations associated with Directive 2002/96/EC (the “Directive”) on Waste Electrical and Electronic Equipment adopted by the European Union. FAS 143-1 is required to be applied to the later of the first reporting period ending after June 6, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which the Company has significant operations. The Directive distinguishes between “new” and “historical” waste. New waste relates to products put on the market after August 13, 2005. FSP 143-1 directs commercial users to apply the provisions of FASB Statement No. 143, Accounting for Asset Retirement Obligations, and the related FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, for the measurement and recognition of the liability and asset retirement obligation associated with the historical waste management requirements of the Directive. Additionally, FSP 143-1 provides guidance for the accounting by producers for the financing of the obligations of historical waste held by private households.

The Company adopted FAS 143-1 in the first quarter of fiscal 2006 and concluded that no significant liability had been incurred as of December 31, 2005. The Company is continuing to analyze the impact of the Directive, and FSP 143-1, on its financial position and results of operations as additional EU member countries adopt the Directive.

Separate from the requirements of FSP 143-1, the Company believes that the internal cost of compliance with the Directive, and the liability associated with new waste obligations, which according to the Directive is to be borne solely by the producers of the new equipment, was not significant for the year ended December 31, 2005, but could be significant in the future.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At December 31, 2005, none of the Company’s unrealized investment losses were recognized as other-than-temporary impairments in our available-for-sale securities. The Company does not believe FSP FAS 115-1 and FAS 124-1 will have a material effect on its consolidated financial position, results of operations or cash flow.

2. Discontinued operations:

In January 2003, the Company sold to Verilink Corporation (“Verilink”) certain fixed assets and intellectual property rights relating to Polycom’s network access product line, including Polycom’s line of NetEngine integrated devices, for a total of up to $3.0 million in cash, of which (i) $1.0 million was paid to Polycom at closing, (ii) $0.25 million was paid to Polycom on the first anniversary of the closing in January 2004, and (iii) $1.75 million was paid to Polycom based on ten percent of Verilink’s revenues related to the sale of NetEngine products. Verilink also agreed to purchase Polycom’s existing NetEngine-related inventories, with a book value of approximately $1.9 million as of the closing date, on an as-needed basis. As of December 31, 2004, Verilink had purchased all remaining NetEngine-related inventories for approximately $2.3 million. Concurrent with the closing, certain of our employees joined Verilink. Additionally, in connection with the sale, Polycom entered into a license agreement with Verilink pursuant to which Verilink granted to Polycom a license to use and further develop the network access technology related to the NetEngine product line. The Company has agreed not to compete with Verilink in the network access market for a period of three years from the closing date, which ends January 28, 2006.

In accordance with SFAS 144, the results of operations of the Company’s network access product line are presented as discontinued, and prior periods have been reclassified, including the reallocation of general overhead charges to the Company’s three remaining reporting segments.

The Company recorded net income of $0.3 million and a net loss of $0.7 million in the years ended December 31, 2004 and 2003, respectively, related to the results of operations of the Company’s network access product line. This was primarily related to the sale of the NetEngine-related inventories and is included in “Income (loss) from discontinued operations” on the Consolidated Statements of Operations. There was no activity for the year ended December 31, 2005.

Verilink paid the Company $0.6 million, $0.7 million and $0.4 million related to the ten percent of Verilink’s revenues from the sale of NetEngine products in the years ended December 31, 2005, 2004 and 2003, respectively. The Company recorded an after-tax gain of $0.4 million, $0.5 million and $0.6 million as a result of these transactions during the years ended December 31, 2005, 2004 and 2003, respectively, which is included in “Gain from sale of discontinued operations” on the Consolidated Statements of Operations. On a cumulative basis, Verilink has paid all of its $1.75 million post closing commitment as of December 31, 2005.

3. Business Combinations:

On August 25, 2005 the Company acquired DSTMedia Technology Co., Ltd. (“DSTMedia”). On January 5, 2004, the Company acquired Voyant Technologies, Inc. (“Voyant”). The details of each of these acquisitions are presented below. The following table summarizes the Company’s purchase price allocations related to its purchase business combination transactions at the time of acquisition (in thousands):

Acquisition Date	Acquired Company	Consideration Paid	In-process R&D Expense	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets
August 25, 2005	DSTMedia	$10,306	$300	$6,680	$2,200	$1,126
January 5, 2004	Voyant	125,170	4,600	71,531	32,200	16,839

Totals		$135,476	$4,900	$78,211	$34,400	$17,965

Additionally, the Company completed the acquisition of MeetU.com, Inc. (“MeetU”) during the year ended December 31, 2002. The Company also completed the acquisitions of PictureTel Corporation (“PictureTel”), Atlanta Signal Processors, Inc. (“ASPI”), Circa Communications Ltd. (“Circa”) and Accord Networks Ltd. (“Accord”) during the year ended December 31, 2001. Changes in goodwill, purchased intangibles, fair value of net tangible assets and unearned stock-based compensation are summarized as follows (in thousands):

	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets	Unearned Stock-based Compensation
Balance at December 31, 2003	$289,508	$15,236	$36,511	$249
Add: Acquisition of Voyant Technologies	71,694	32,200	17,029	—
Less: Voyant escrow amount received	(95)	—	—	—
Less: Amortization	—	(20,521)	—	(214)
Subsequent fair value adjustments to assets acquired and liabilities assumed upon acquisition	(8,535)	—	8,535	—

Balance at December 31, 2004	352,572	26,915	62,075	35
Add: Acquisition of DSTMedia	6,680	2,200	1,126	—
Less: Voyant escrow amount received	(68)	—	(190)	—
Less: Amortization	—	(6,930)	—	(35)
Less: Impairment	—	(1,860)	—	—
Subsequent fair value adjustments to assets acquired and liabilities assumed upon acquisition	(138)	—	396	—
Foreign currency translation	25	7	—	—

Balance at December 31, 2005	$359,071	$20,332	$63,407	$—

DSTMedia Technology

On August 25, 2005, the Company acquired DSTMedia, a privately held video solutions company headquartered in Beijing, China. The aggregate consideration for the transaction was $10.3 million, comprised of $7.6 million in cash and $2.7 million in direct acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date with the assistance of an independent appraisal. The Company recorded approximately $6.7 million of goodwill, $2.2 million of identifiable intangible assets, $1.1 million of net tangible assets and $0.3 million of in-process research and development costs in connection with this acquisition. The primary reason for the acquisition and the factors that contributed to the recognition of goodwill relate to DSTMedia’s ability to enhance the Company’s position in China, Japan and other Asian countries to deliver video networking and low end video solutions. The $0.3 million allocated to in-process research and development was recorded in “Purchased in-process research and development” in the Consolidated Statements of Operations.

In accordance with SFAS 142, goodwill originating from the DSTMedia acquisition will not be amortized. In general, the goodwill is not deductible for tax purposes. Purchased intangible assets are being amortized on a straight-line basis over a period of two to five years. See Note 4 of Notes to Consolidated Financial Statements for additional information on goodwill and purchased intangibles.

DSTMedia shareholders may receive up to an additional $20.0 million of consideration through 2008, payable in cash, based on the achievement of certain financial milestones relating to the operating results of DSTMedia. Any additional consideration paid to the DSTMedia shareholders would result in an increase in goodwill. DSTMedia’s results of operations have been included in our results of operations since August 25, 2005 in our Communications and Network Systems segments. Pro forma results of operations have not been presented as the effects of this acquisition were not material on an individual basis.

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

The accompanying Consolidated Financial Statements reflect a purchase price of approximately $125.2 million, consisting of cash, the fair value of options granted by Polycom in the acquisition, and other costs directly related to the acquisition as follows (in thousands):

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

The amount allocated to in-process research and development was determined by management using an independent appraisal based on established valuation techniques in the high-technology industry and was expensed upon acquisition because the technological feasibility had not been established and no future alternative uses existed. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the in-process research and development. The estimated net free cash flows generated by the in-process research and development projects were discounted at rates ranging from 35 to 40 percent in relation to the stage of completion and the technical risks associated with achieving technology feasibility. The $4.6 million allocated to in-process research and development was recorded in “Purchased in-process research and development” in the Consolidated Statements of Operations.

In accordance with SFAS 142, goodwill originating from the Voyant acquisition will not be amortized. In general, the goodwill is not deductible for tax purposes. Purchased intangible assets are being amortized on a straight-line basis over a period of three months to eight years. See Note 4 of Notes to Consolidated Financial Statements for additional information on goodwill and purchased intangibles.

The purchase price allocation presented in the table above was final on January 5, 2005, except for the resolution of certain earn-out contingency payments which would result in an increase in total consideration paid in the period the earn-out is achieved and a corresponding adjustment to goodwill.

Since January 5, 2004, the results of operations of Voyant have been included in the Company’s Consolidated Statements of Operations. The following unaudited pro forma financial information reflects the results of operations for the year ended December 31, 2003 as if the acquisition had occurred on January 1, 2003. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2003, and may not be indicative of future operating results, (unaudited, in thousands, except per share amounts):

Year Ended December 31, 2003
Net revenues	$466,620
Loss from continuing operations	$(39,121)
Loss per share from continuing operations:
Basic	$(0.39)
Diluted	$(0.39)
Weighted average shares:
Basic	99,244
Diluted	100,752

4. Goodwill and Purchased Intangibles:

The following table presents details of the Company’s goodwill by segment (in thousands):

	Communications Segment	Network Systems Segment	Services Segment	Total
Balance at December 31, 2003	$253,376	$46	$36,086	$289,508
Add: Goodwill acquired in the Voyant Acquisition	—	50,930	20,764	71,694
Less: Voyant escrow amount received	—	(95)	—	(95)
Less: Changes in fair value of liabilities assumed	(3,219)	(3,437)	(1,879)	(8,535)

Balance at December 31, 2004	250,157	47,444	54,971	352,572
Add: Goodwill acquired in the DSTMedia Acquisition	570	6,110	—	6,680
Less: Voyant escrow amount received	—	(68)	—	(68)
Less: Changes in fair value of liabilities assumed	—	(76)	(62)	(138)
Foreign currency translation	—	25	—	25

Balance at December 31, 2005	$250,727	$53,435	$54,909	$359,071

The increase in goodwill during 2005 and 2004 is due to the acquisitions of DSTMedia and Voyant, respectively. The fair value adjustments to assets acquired and liabilities assumed during the years ended December 31, 2005 and 2004 resulted primarily from revisions to net cost estimates associated with the elimination of redundant facilities, resolution of certain other pre-acquisition contingencies and changes in estimates of the fair value of certain PictureTel, Voyant and DSTMedia assets recorded during the initial purchase price allocation. See Note 5 of Notes to Consolidated Financial Statements regarding the reduction to the facility closings liability.

The following table presents details of the Company’s total purchased intangible assets as of December 31 (in thousands):

	2005				2004
Purchased Intangible Assets	Gross Value	Accumulated Amortization	Impairment	Net Value	Gross Value	Accumulated Amortization	Net Value
Core and developed technology	$43,578	$(31,206)	$(1,650)	$10,722	$42,278	$(27,336)	$14,942
Patents	14,068	(11,195)	—	2,873	14,068	(9,788)	4,280
Customer and partner relationships	25,125	(21,201)	—	3,924	24,425	(20,225)	4,200
Trade name	3,021	(462)	(150)	2,409	2,821	(328)	2,493
Other	2,400	(1,943)	(60)	397	2,400	(1,400)	1,000
Foreign currency translation	7	—	—	7	—	—	—

Total	$88,199	$(66,007)	$(1,860)	$20,332	$85,992	$(59,077)	$26,915

In 2005, 2004 and 2003, the Company recorded amortization expense related to purchased intangibles of $6.9 million, $20.5 million and $17.6 million, respectively, which is included in “Amortization and impairment of purchased intangibles” in the Consolidated Statement of Operations.

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

In the fourth quarters of 2005 and 2004, the Company completed its annual goodwill impairment test outlined under SFAS 142 which requires the assessment of goodwill for impairment on an annual basis. The assessment of goodwill impairment was conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. The fair value was determined using an income approach whereby the fair value of the asset is based on the value of the cash flows that the asset can be expected to generate in the future. These estimated future cash flows were discounted at rates ranging from 14 to 17 percent to arrive at their respective fair values. Based on the results of this impairment test, the Company determined that its goodwill assets were not impaired during 2005 or 2004.

In the fourth quarters of 2005 and 2004, the Company completed its annual purchased intangibles impairment tests. The assessment of purchased intangibles impairment was conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows were less than the carrying amounts, impairment existed, and future cash flows were discounted at rates ranging from 30 to 32 percent and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. Based on the results of the 2005 impairment test, the Company recorded an impairment charge of $1.9 million for the write down of certain intangible assets acquired as part of the Voyant acquisition. As a result of a decline in the projected future cash flows from the OCI product line due to its announced discontinuance, the related core and developed technology, trade name and non competition agreement intangibles were written down to their fair values at December 31, 2005. The impairment charge was recorded in “Amortization and impairment of purchased intangibles” in the Consolidated Statements of Operations. Amortization and impairment of intangibles is not allocated to our segments. There was no impairment in 2004. The Company plans to conduct its annual impairment tests in the fourth quarter of every year, unless impairment indicators exist sooner.

The estimated future amortization expense of purchased intangible assets as of December 31, 2005 is as follows (in thousands):

Year ending December 31,	Amount
2006	$6,142
2007	5,385
2008	5,241
2009	983
2010	833
Thereafter	822

Total	$19,406

5. Acquisition-Related Costs and Liabilities:

For the years ended December 31, 2005, 2004 and 2003, the Company recorded a charge to operations of $0.4 million, $1.4 million and $0.4 million, respectively, for acquisition-related integration costs primarily related to the DSTMedia, Voyant and PictureTel acquisitions. These charges include outside financial advisory, legal and accounting services. These charges include the cost of actions designed to improve the Company’s combined competitiveness, productivity and future profitability and primarily relate to the elimination of redundant and excess facilities and workforce in the Company’s combined businesses and the elimination of redundant assets.

The following table summarizes the status of the Company’s acquisition-related liabilities and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits	Integration Costs, Merger Fees and Expenses
Balance at December 31, 2002	$36,714	$2,833	$—
Additions to the reserve	—	—	386
Release of reserve	(7,222)	—	—
Cash payments and other usage	(3,805)	(2,271)	(233)

Balance at December 31, 2003	25,687	562	153
Additions to the reserve	459	430	1,394
Release of reserve	(3,936)	(4)	—
Cash payments and other usage	(13,129)	(938)	(1,481)

Balance at December 31, 2004	9,081	50	66
Additions to the reserve	—	—	351
Release of reserve	(3)	(50)	—
Cash payments and other usage	(4,964)	—	(417)

Balance at December 31, 2005	$4,114	$—	$—

The Company had approximately $2.2 million and $3.5 million, at December 31, 2005 and December 31, 2004, respectively, of acquisition-related reserves classified as other long-term liabilities. Approximately $1.9 million and $5.6 million, at December 31, 2005 and December 31, 2004, respectively, of acquisition-related reserves were classified as current liabilities.

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

Severance and related benefits

The Company assumed liabilities related to severance totaling $14.4 million from the acquisitions of PictureTel, ASPI, and MeetU, which were fully paid by the end of 2004. As a result of the Voyant acquisition, the Company assumed additional liabilities related to severance totaling $0.4 million, which were paid or released by June 30, 2005.

Integration Costs, Merger Fees and Expenses

Merger-related transaction and period expenses for the years ended December 31, 2005, 2004 and 2003 of $0.4 million, $1.4 million and $0.4 million, respectively, principally consisted of financial advisory, accounting, legal and consulting fees, and other direct merger-related expenses incurred in the period.

6. Restructure Costs:

In 2003, management approved restructuring actions primarily in connection with the sale of the network access product line to Verilink and in response to the global economic uncertainty and continued downturn in technology spending. These actions were meant to improve the Company’s overall cost structure by prioritizing resources in strategic areas of the business and reducing operating expenses. The Company recorded a restructuring charge of $5.0 million in 2003 as a result of these actions. The charge consisted of severance and other employee termination benefits related to a workforce reduction of approximately 12 percent of the Company’s employees worldwide. The restructuring charge related to the Communications, Services and Network Systems segments amounted to $0.8 million, $0.3 million and $0.1 million, respectively. The balance of the restructuring charge related to operating activities which are separately managed at the corporate level and not allocated to segments. All payments related to these actions have been made.

In 2004, management approved a restructuring plan for the Network Systems segment. The resulting actions were intended to improve the overall cost structure of the Network Systems segment by focusing resources on strategic areas of the business, streamlining certain engineering efforts and reducing operating expenses. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), the Company recorded a charge of approximately $1.4 million for the year ended December 31, 2004. This charge consisted of severance and other employee termination benefits related to the workforce reductions which comprised less than 3 percent of the Company’s employees worldwide. All payments related to these actions have been made.

In 2005, management approved a restructuring plan for eliminating or relocating certain positions throughout the Company, but focused on the sales and general and administrative functions. The resulting actions are intended to streamline and focus the Company’s efforts and more properly align our cost structure with our projected revenue streams. In accordance with SFAS 146, the Company recorded a charge of approximately $0.7 million for the year ended December 31, 2005. This charge consisted of severance and other employee termination benefits related to these workforce reductions, which comprised less than 1 percent of the employees worldwide. All obligations related to these charges have been paid or released as of December 31, 2005. This charge was partially offset by a release of a remaining reserve that was recorded in 2004 related to the restructuring of the Network Systems segment discussed above, resulting in net restructuring charges for the year of $0.6 million.

All restructure charges were recorded in “Restructure costs” in the Consolidated Statements of Operations. The following table summarizes the status of the Company’s restructure reserves (in thousands):

	Severance and Related Benefits	Equipment	Total
Balance at December 31, 2002	$408	$—	$408
Additions to the reserves	5,029	—	5,029
Cash payments and other usage	(5,307)	—	(5,307)

Balance at December 31, 2003	130	—	130
Additions to the reserve	1,050	337	1,387
Cash payments and other usage	(1,159)	(337)	(1,496)

Balance at December 31, 2004	21	—	21
Additions to the reserve	649	—	649
Release of reserve	(16)	—	(16)
Cash payments and other usage	(654)	—	(654)

Balance at December 31, 2005	$—	$—	$—

7. Investments:

The Company has investments in debt securities and also has strategic investments in private companies. The classification of these investments are as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at December 31, 2005:
Investments—Short-term:
U.S. government securities	$14,361	$3	$(74)	$14,290
State and local governments	18,775	—	—	18,775
Corporate debt securities	55,226	312	(412)	55,126

Total investments – short-term	$88,362	$315	$(486)	$88,191

Investments—Long-term:
U.S. government securities	$115,944	$9	$(950)	$115,003
State and local governments	1,000	—	(5)	995
Corporate debt securities	67,585	—	(641)	66,944

Total investments – long-term	$184,529	$9	$(1,596)	$182,942

Investments – privately—held companies	$5,900	$—	$—	$5,900

Balances at December 31, 2004:
Investments—Short-term:
U.S. government securities	$13,826	$—	$(81)	$13,745
State and local governments	57,925	—	—	57,925
Corporate debt securities	46,339	—	—	46,339

Total investments – short-term	$118,090	$—	$(81)	$118,009

Investments—Long-term:
U.S. government securities	$150,797	$4	$(1,285)	$149,516
State and local governments	1,000	—	(14)	986
Corporate debt securities	171,470	—	(1,065)	170,405

Total investments – long-term	$323,267	$4	$(2,364)	$320,907

Investments – privately – held companies	$7,372	$—	$—	$7,372

The following table summarizes the fair value and gross unrealized losses of our short and long-term investments with unrealized losses (in thousands), aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2005 and 2004:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2005:
U.S. government securities	$39,411	$(391)	$79,910	$(633)	$119,321	$(1,024)
State and local governments	—	—	995	(5)	995	(5)
Corporate debt securities	41,431	(683)	40,088	(370)	81,519	(1,053)

Total Investments	$80,842	$(1,074)	$120,993	$(1,008)	$201,835	$(2,082)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2004:
U.S. government securities	$159,333	$(1,366)	$—	$—	$159,333	$(1,366)
State and local governments	987	(14)	—	—	987	(14)
Corporate debt securities	139,482	(902)	30,914	(163)	170,396	(1,065)

Total Investments	$299,802	$(2,282)	$30,914	$(163)	$330,716	$(2,445)

Debt Securities

The Company’s short-term and long-term investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate debt securities. Investments, other than auction rate securities, are classified as short-term or long-term based on their original or remaining maturities and whether the securities represent the investment of funds available for current operations. Nearly all investments are held in the Company’s name at a limited number of major financial institutions. At December 31, 2005 and 2004, all of the Company’s investments were classified as available-for-sale and are carried at fair value based on quoted market prices at the end of the reporting period. Unrealized gains and losses are recorded as a separate component of cumulative other comprehensive income in stockholder’s equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net. During 2005, the Company recorded gross realized gains of $1.1 million and gross realized losses of $0.5 million, on the disposal of investments. During 2003 and 2004, the Company recorded gross realized gains and gross realized losses of less than $0.1 million on the disposal of investments. The unrealized loss balances in government obligations and public corporate debt securities as of December 31, 2005 were primarily caused by interest rate increases. Because the Company has the ability and intent to hold these debt securities until a recovery of fair value, which may be at maturity, it does not consider these debt securities to be other-than-temporarily impaired at December 31, 2005.

The Company’s investment policy limits the concentration of its investments in debt securities to an unlimited amount of U.S. Government and U.S. Government Agencies, a maximum of 4% in a single issuer for all other corporate debt securities and a maximum of 10% in any single money market fund. The policy also limits the percent of our portfolio held in these instruments to a minimum of 20% in U.S. Government and U.S. Government Agencies and no more than 25% to 75% of other corporate debt instruments depending on the debt classification. All of the Company’s debt securities must be rated by both Standard and Poor’s and Moody’s and must have a high quality credit rating. Because of the nature of the Company’s investment policy, the Company does not monitor industry classification of the investments other than commercial bank issues. The Company is in compliance with its investment policy at December 31, 2005.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. The Company reviews these investments for impairment when events or changes in circumstances indicate that impairment may exist and makes appropriate reductions in carrying value, if necessary. The Company evaluates a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At December 31, 2005 and 2004, these investments had a carrying value of $5.9 million and $7.4 million, respectively and are recorded in “Other assets” in our Consolidated Balance Sheets. During 2005 and 2004 the Company made investments in two privately held companies totaling $0.5 million and $6.5 million, respectively. In the year ended December 31, 2005, a privately held company in which the Company held an investment with a carrying value of $0.4 million was sold, resulting in a gain of $4.5 million which is recorded in the Consolidated Statements of Operations in “Gain (loss) on strategic investments”. During 2005 and 2003, the Company determined that the value of its investment in private companies was impaired and reduced the carrying amount by $1.6 million and $0.5 million, respectively, which is recorded in the Consolidated Statements of Operations in “Gain (loss) on strategic investments”. The Company determined that there was no impairment in 2004.

8. Inventories:

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	December 31,
	2005	2004
Raw materials	$2,741	$2,364
Work in Process	386	836
Finished goods	42,655	24,604

	$45,782	$27,804

9. Property and equipment, net:

Property and equipment, net, consist of the following (in thousands):

	Estimated useful Life	December 31,
		2005	2004
Computer equipment and software	3 to 5 years	$77,309	$69,870
Equipment, furniture and fixtures	3 years	24,269	22,502
Tooling equipment	3 years	11,667	10,764
Leasehold improvements	3 to 13 years	10,308	9,926

		123,553	113,062
Less: accumulated depreciation and amortization		(88,260)	(75,518)

		$35,293	$37,544

10. Other Accrued Liabilities:

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Accrued expenses	$7,268	$6,814
Accrued Co-Op expenses	5,146	—
Acquisition related reserves	1,894	5,652
Warranty obligations	8,053	8,823
Sales tax payable	3,862	3,412
Employee stock purchase plan withholding	2,666	2,595
Other accrued liabilities	3,943	2,769

	$32,832	$30,065

11. Business Risks and Credit Concentration:

The Company sells products and services which serve the communications equipment market. Substantially all of the Company’s revenues are derived from sales of video, voice and network systems products and their related services. Any factor adversely affecting demand or supply for these products or services could materially adversely affect the Company’s business and financial performance.

The Company subcontracts the manufacture of its voice and video product lines to Celestica, a third-party contract manufacturer. The Company uses Celestica’s facilities in Thailand, China and Singapore, and should there be any disruption in services due to natural disaster, terrorist acts, quarantines or other disruptions associated with infectious diseases, or other similar events, or economic or political difficulties in any of these countries or Asia or any other reason, such disruption would harm its business and results of operations. Also, Celestica’s facilities are currently the primary source manufacturer of these products, and if Celestica experiences an interruption in operations or otherwise suffers from capacity constraints, the Company would experience a delay in shipping these products which would have an immediate negative impact on its revenues. As a result, the Company may not be able to meet demand for its products, which could negatively affect revenues in the quarter of the disruption and harm its reputation. In addition, operating in the international environment exposes the Company to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm its business and results of operations.

The technology used to develop the Company’s current network systems products was developed in part with grants from the Israeli Office of the Chief Scientist. Under Israeli law, technology developed pursuant to grants from the Office of the Chief Scientist cannot be transferred to any person without the prior written consent of the Office of the Chief Scientist. The grants also contain restrictions on the ability to manufacture products developed with these grants outside of Israel. Approval to manufacture such products outside of Israel, if granted, is generally subject to an increase in the total amount to be repaid to the Office of the Chief Scientist of between 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel. These restrictions on the ability to transfer certain of the Company’s technology to third parties or manufacture products outside Israel may adversely affect the Company’s operating results and the development of additional network systems products and significantly reduce the value of the technology. The Company is in the process of developing and implementing a disaster recovery plan that could provide for manufacturing to be performed outside of Israel on a limited basis today, and a more extended basis in the event of a disaster. Today, the Company is performing final test and assembly on a limited basis in Atlanta, Georgia. The implementation of such a disaster recovery plan could subject the Company to additional payments to the Office of the Chief Scientist, which could adversely affect the Company’s operating results.

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

The Company markets its products to distributors and end-users throughout the world. Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses. The expansion of Polycom’s product offerings may increase the Company’s credit risk as customers place larger orders for initial stocking orders. There can be no assurance that the Company’s credit loss experience will remain at or near historic levels. At December 31, 2005 and 2004, no single customer accounted for more than 10% of gross accounts receivable.

The Company has purchased licenses for technology incorporated in its products. The value of these long-term assets is monitored for any impairment and if it is determined that a write-down is necessary, this charge could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

12. Commitments and Contingencies:

Litigation:

From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company expects that the number and significance of these matters will increase as business expands. In particular, the Company expects to face an increasing number of patent and other intellectual property claims as the number of products and competitors in Polycom’s industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require the Company to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to the Company or at all. Based on currently available information, management does not believe that the ultimate outcomes of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, litigation is subject to inherent uncertainties, and the Company’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position, liquidity and results of operations for the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

Standby Letters of Credit:

The Company has several standby letters of credit totaling approximately $1.3 million which were issued to guarantee certain of the Company’s office lease obligations and other contractual obligations.

License Agreements:

The Company enters into various license agreements in the normal course of business and the cost of these agreements are amortized over the expected life of the respective agreements. The cost of these agreements and the amounts amortized in the years presented, both combined and individually, are not significant.

Contingent Consideration from Acquisitions:

See Note 3 of Notes to Consolidated Financial Statements regarding contingent consideration from acquisitions.

Leases:

The Company leases certain office facilities and equipment under noncancelable operating leases expiring between 2006 and 2018. As of December 31, 2005, the following future minimum lease payments, net of estimated sublease income are due under our current lease obligations. For example, the Company has an approximately 152,000 square foot building which is fully subleased to a third party for which the sublease runs concurrent with its lease obligation. As a result, the Company is not currently showing a lease obligation related to this facility. If this sublease were to be terminated, or if the tenant defaulted on payment, the Company would incur additional lease payments that would negatively impact its operating results and overall cash flows. In addition to these minimum lease payments, the Company is contractually obligated under the majority of its operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. This table excludes leases expiring or subject to cancellation within twelve months subsequent to December 31, 2005 (in thousands):

	Gross Minimum Lease Payments	Estimated Sublease Receipts	Net Minimum Lease Payments
Year ending December 31,
2006	$13,732	$(1,054)	$12,678
2007	9,516	(403)	9,113
2008	6,069	—	6,069
2009	5,558	—	5,558
2010	5,404	—	5,404
Thereafter	10,626	—	10,626

Total payments	$50,905	$(1,457)	$49,448

The Company is currently headquartered in an approximately 50,000 square foot facility in Pleasanton, California pursuant to a lease which expires in May 2012. This facility accommodates executive and administrative operations. The Company’s facility in Milpitas, California houses research and development, manufacturing, marketing, sales and customer support operations primarily for our voice business. This facility is approximately 102,000 square feet and is leased through January 2007.

The majority of the Company’s video and service operations are located in approximately 107,000 square feet in Andover, Massachusetts pursuant to a lease that expires in August 2014 and approximately 62,000 square feet in Austin, Texas pursuant to a lease that expires in November 2011. The network systems operations occupy approximately 47,000 square feet in Petach Tikva, Israel and 32,000 square feet in Atlanta, Georgia, which is also shared with our installed voice business. The Company’s audio network systems operations are located in an approximately 84,000 square foot leased facility located in Westminster, Colorado. In addition, the Company leases space in Vancouver, Canada for the VoIP development operation and in Burlington, Massachusetts for our advanced voice development operations. See Note 5 for discussion on a lease amendment signed in December 2003 and the termination and payment agreements signed in June 2004 related to the Andover, Massachusetts facility.

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

Included in the noncancelable operating leases are those assumed as part of the acquisition of PictureTel. The Company has identified vacated or redundant PictureTel leased facilities that the company intends to terminate or sublease and has recognized them as a liability assumed in a purchase combination. The liability is valued at the estimated net present value of the lease commitments. The estimated net present value of the cost of terminating these leases net of any estimated sublease rent is $4.1 million, of which $1.9 million is classified as a current liability and $2.2 million is classified as a long term liability on the Consolidated Balance Sheets.

Rent expense, including the effect of any future rent escalations or rent holiday periods, is recognized on a straight-line basis over the term of the lease which is deemed to commence upon the Company gaining access and control of the facility. Rent expense for the years ended December 31, 2005, 2004 and 2003 was $17.4 million, $17.8 million and $16.5 million, respectively. The short-term deferred lease obligation included in other accrued liabilities was $0.5 million as of December 31, 2005 and 2004. The long-term deferred lease obligation included in other long-term liabilities was $2.2 million and $1.9 million as of December 31, 2005 and 2004, respectively. In the event the Company does not exercise its option to extend the term of any of its leases, or if any of its leases expire, the Company will likely incur certain costs to restore the properties to conditions in place at the time of commencement of the lease. The Company is unable to estimate the fair value of these restoration costs as these costs cannot be determined until the end of the lease term and at times can be based on the landlord’s discretion and subsequent negotiations between the landlord and the Company.

13. Credit Arrangements:

The Company has available a $25 million revolving line of credit with a bank under an agreement dated December 3, 2005. Borrowings under the line are unsecured and bear interest at the bank’s prime rate (7.15% at December 31, 2005) or at the London interbank offered rate (LIBOR) plus 0.65% (approximately 5.01% to 5.14%, depending on the term of the borrowings at December 31, 2005). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. The line of credit expires on December 3, 2007.

As of December 31, 2005, there were no balances outstanding under the line of credit; however, the Company has outstanding letters of credit which total approximately $1.3 million at December 31, 2005, of which $1.2 million is secured by this line of credit. The Company was in compliance with all applicable financial covenants and restrictions for the periods presented.

14. Stockholders’ Equity:

Share Repurchase Program:

In June 2002 and August 2004, the Board of Directors approved plans to purchase up to 3.5 million shares and 10 million shares, respectively, of the Company’s common stock in the open market. As of December 31, 2005, under these prior plans, the Company had purchased approximately 4.8 million shares in the open market, for cash of $81.8 million. These shares of common stock have been retired and reclassified as authorized and unissued. On August 9, 2005, the Company announced that the Board of Directors had approved a share repurchase plan, which superseded all prior share repurchase plans, under which it would purchase shares with an aggregate value of up to $250 million in the open market from time to time. During the years ended December 31, 2005, 2004 and 2003, under all plans, the Company purchased 11.4 million, 2.8 million and 0.8 million shares of our common stock in the open market for cash of $184.0 million, $52.5 million and $6.9 million, respectively. As of December 31, 2005, the Company was authorized to purchase up to an additional $119.4 million of shares in the open market under the 2005 share repurchase plan.

Stock Option Exchange Program:

On May 28, 2003, the Company commenced a voluntary stock option exchange program to certain eligible employees. Members of our board of directors and our executive officers were not eligible to participate in this exchange program. Under the program, eligible employees were given the option to cancel each outstanding stock option previously granted to them at an exercise price greater than or equal to $13.48 per share, in exchange for 0.8 new options to purchase shares of the Company’s common stock to be granted on December 29,

2003, six months and three days from June 25, 2003, the date the old options were cancelled. The exercise price of these new options was equal to the fair market value of the Company’s common stock on the date of grant. The new options have a term equal to the lesser of the remaining term of the exchanged options, or 5 1/2 years. Generally, each new option has the same vesting schedule as the exchanged option it replaced, but the new option did not vest between the cancellation date of the exchanged option and the new option grant date. Beginning on the new option grant date, the options were immediately vested to the extent they were vested on the cancellation date and vesting then continues in accordance with the vesting schedule of the exchanged option, subject to continued employment on each relevant vesting date. However, employees were restricted from exercising new options for a period of six months following the new option grant date. In total, 4.1 million stock options were cancelled as a result of this program and approximately 3.3 million stock options were granted. The exchange program did not result in additional compensation charges or variable option plan accounting.

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

On June 2, 2004, shareholders approved the 2004 Equity Incentive Plan (“2004 Plan”) and reserved for issuance under the Plan, 12,500,000 shares, plus all remaining available options from the terminated 1996 Stock Option Plan (“1996 Plan”). To the extent any shares would have been returned to the 1996 Plan as a result of expiration, cancellation or forfeiture, those shares instead went into the reserve of shares available under the 2004 Plan. In addition, 1,354,099 shares have been added to the shares reserved under the 2004 Plan following the completion of the Voyant acquisition in January 2004 (see Note 3).

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

Also available for grant under the 2004 Plan are performance-based restricted shares for issuance to officers and other key employees under the Plan. As of December 31, 2005, no performance-based restricted shares have been granted.

Activity under the above plans is as follows:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Avg Exercise Price
Balances, December 31, 2002	2,039,665	15,332,898	$21.85
Options reserved	1,900,000	—	—
Options granted	(5,270,310)	5,270,310	$16.73
Options exercised	—	(795,015)	$8.20
Options canceled	7,244,584	(7,244,584)	$27.73
Options expired	(2,061,786)	—	—

Balances, December 31, 2003	3,852,153	12,563,609	$17.18
Options reserved	13,854,099	—	—
Options granted	(5,676,379)	5,676,379	$19.77
Options exercised	—	(2,239,081)	$12.77
Options canceled	1,155,817	(1,155,817)	$19.78
Options expired	(42,479)	—	—

Balances, December 31, 2004	13,143,211	14,845,090	$18.63
Options granted	(3,896,720)	3,896,720	$16.68
Options exercised	—	(606,538)	$16.86
Options canceled	2,360,049	(2,360,049)	$21.75
Options expired	(667,915)	—	—

Balances, December 31, 2005	10,938,625	15,775,223	$18.05

As of December 31, 2005, 2004 and 2003, 9,001,494, 7,228,429 and 4,692,969 outstanding options were exercisable at an aggregate average exercise price of $18.76, $19.23 and $17.18, respectively.

The options outstanding and currently exercisable by exercise price at December 31, 2005 are as follows:

	Options Outstanding			Options Currently Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.042-$10.10	1,989,903	3.59	$9.00	1,546,765	$8.75
$10.21-$16.70	1,705,892	5.15	$14.68	732,994	$13.53
$16.80-$16.80	2,705,150	6.59	$16.80	—	$—
$16.86-$17.47	804,894	4.65	$17.28	598,854	$17.37
$17.55-$17.75	1,873,660	5.72	$17.75	626,658	$17.75
$18.13-$18.55	181,670	5.64	$18.43	44,727	$18.33
$18.59-$19.32	2,250,293	3.30	$19.31	2,095,486	$19.31
$19.50-$22.30	2,261,533	4.64	$21.25	1,492,281	$21.17
$22.37-$32.01	1,605,745	3.13	$24.16	1,468,163	$24.25
$32.40-$50.13	396,483	4.35	$39.06	395,566	$39.08

	15,775,223	4.69	$18.05	9,001,494	$18.76

The weighted average fair value of options granted pursuant to the Plans were $6.93, $9.66 and $6.95 in 2005, 2004 and 2003, respectively. The fair value of each option grant is estimated on the date of grant using the multiple option approach and the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rate	4.17%	2.55%	2.37%
Expected life (yrs)	3.45	3.25	3.24
Expected dividends	—	—	—
Expected volatility	52%	71%	82%

The Company has also estimated the fair value of purchase rights issued under the Employee Stock Purchase Plan. Rights under this plan were also valued using the Black-Scholes option-pricing model. Purchase periods occur twice yearly and each contains four options which range from 2 years to 6 months.

The weighted average fair value of purchase rights granted pursuant to the Employee Stock Purchase Plan in 2005, 2004 and 2003 was $6.74, $10.04 and $17.25, respectively. The fair value of each purchase right is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rate	2.47%	1.52%	1.54%
Expected life (yrs)	0.87	1.28	1.53
Expected dividends	—	—	—
Expected volatility	43%	54%	71%

Unearned Stock-based Compensation:

In connection with the acquisitions of Circa and ASPI, the Company recorded unearned stock-based compensation costs for unvested stock options assumed by the Company totaling $1.5 million which was recognized over the vesting period of the options. In connection with certain stock option grants during 1999, the Company recorded unearned stock-based compensation cost totaling $2.4 million which was recognized over the vesting period of the related options of three years. Amortization expense associated with unearned stock compensation totaled less than $0.1 million, $0.2 million and $0.3 million in 2005, 2004 and 2003, respectively. All amortization of the unearned stock based compensation was complete by March 31, 2005.

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

In the event that an Acquiring Person acquires 20% or more of the Company’s Common Stock (a “Triggering Event”), subject to certain exceptions, each right not held by the Acquiring Person will entitle the holder to purchase for the exercise price that number of shares of Common Stock having a then current market value equal to two times the exercise price. In addition, in the event that, following a Triggering Event, the Company is acquired in a merger or sells 50% or more of its assets, each right not held by an Acquiring Person will entitle the holder to purchase for the exercise price that number of shares of common stock of the acquiring company having a then current market value equal to two times the exercise price. The rights are redeemable, at the Company’s option, at a price of $0.0025 per right. The Company may also exchange the rights, in whole or in part, for shares of Common Stock under certain circumstances. The rights will expire on the earlier of July 15, 2008, the date of their redemption or exchange, or consummation of a merger, consolidation or asset sale resulting in expiration of the rights.

15. Employee Benefits Plans:

401(k) Plans:

The Company has a 401(k) Plan (the Polycom 401(k) Plan), which covers the majority of employees in the United States. Each eligible employee may elect to contribute to the Polycom 401(k) Plan, through payroll deductions, the lesser of 60% of their eligible compensation or $14,000, subject to current statutory limitations. The Company does not offer its own stock as an investment option in the Polycom 401(k) Plan. The Company, at the discretion of the Board of Directors, may make matching contributions to the Polycom 401(k) Plan. The Company matches in cash 50% of the first 6% of compensation employees contribute to the Polycom 401(k) Plan, up to a certain maximum per participating employee per year. For fiscal years 2005, 2004 and 2003, the maximum Company cash match has been $1,500 per participating employee per year.

The Company’s contributions to the Polycom 401(k) Plan totaled approximately $1.1 million, $1.1 million and $0.9 million in 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan:

Under the Employee Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during 6 month offering periods with purchase dates at the end of each offering period (each January and July). The Company has reserved 7,500,000 shares of common stock for issuance under the plan. Shares are purchased through employees’ payroll deductions, up to a maximum of 20% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more than 5,000 shares per Offering or $25,000 worth of common stock in any one calendar year. During 2005, 2004, and 2003, 412,509, 291,040, and 271,524 shares were purchased at average per share prices of $14.39, $17.91 and $10.62, respectively. At December 31, 2005 there were 5,228,013 shares available to be issued under this plan.

Other Benefit Plans:

Under Israeli labor laws and agreements the Company is required to pay severance pay upon dismissal of an employee of the Company’s Israeli subsidiaries or upon termination of employment in specified circumstances. The Company’s severance pay for its employees in Israel, based upon length of service and the latest monthly salary (one month’s salary for each year worked), is mainly covered by purchased managerial insurance policies. The value of these policies is recorded as an asset in the Consolidated Balance Sheets. The net amount of severance pay charged against income totaled approximately $1.1 million, $1.2 million and $1.0 million in 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004 severance pay funded included in other assets was approximately $3.5 million and $3.1 million, respectively, and accrued severance pay included in “Other long-term liabilities” was approximately $5.7 million and $5.1 million, respectively.

The Company is also contributing funds on behalf of its Israeli employees to an individual insurance policy. This policy provides a combination of savings plan, insurance and severance pay benefits to the insured employee. It provides for payments to the employee upon retirement or death and secures a substantial portion of the severance pay, if any, to which the employee is legally entitled upon termination of employment. Each participating employee contributes an amount equal to 5.0% of the employee’s base salary subject to social contributions, and the employer contributes between 5.0% and 7.5% of the employee’s base salary subject to social contributions. All of the Company’s full-time Israeli employees participate in this benefit package. The net amount of insurance expense charged against income totaled approximately $0.6 million, $0.5 million and $0.4 million in 2005, 2004 and 2003, respectively. The Company also provides some employees with an education fund, to which each participating employee contributes an amount equal to 2.5% of the employee’s base salary subject to social contributions up to the statutory cap, and the employer contributes an amount equal to 7.5% of the employee’s base salary subject to social contributions up to the statutory cap. Education fund expenses charged against income totaled approximately $0.6 million, $0.5 million and $0.5 million in 2005, 2004 and 2003, respectively.

16. Income Taxes:

Income tax expense consists of the following (in thousands):

	Year ended December 31,
	2005	2004	2003
Current
U. S. Federal	$17,491	$2,812	$3,807
Foreign	4,066	4,491	3,981
State and local	3,574	1,001	835

Total current	25,131	8,304	8,623

Deferred
U. S. Federal	11,024	7,230	225
Foreign	(1,128)	(1,097)	(51)
State and local	(85)	339	78

Total deferred	9,811	6,472	252

Income tax expense	$34,942	$14,776	$8,875

Discontinued operations and sale thereof	$220	$444	$(83)
Continuing operations	34,722	14,332	8,958

Income tax expense	$34,942	$14,776	$8,875

The sources of income (loss) before the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
United States	$59,584	$16,354	$(209)
Foreign	38,103	33,771	31,907

Income before provision for income taxes	$97,687	$50,125	$31,698

The Company’s tax provision differs from the provision computed using statutory tax rates as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Federal tax at statutory rate	$34,190	$17,544	$11,094
State taxes, net of federal benefit	2,051	1,008	539
In-process research and development	—	1,320	—
Foreign income at tax rates different than U.S. rates	(8,247)	(4,545)	(2,293)
Research and development tax credit	(818)	(824)	(586)
Dividend repatriation	7,505	—	—
Other	261	273	121

Tax provision	$34,942	$14,776	$8,875

The tax effects of temporary differences that give rise to the deferred tax assets (liabilities) are presented below (in thousands):

	2005	2004
Property and equipment, net, principally due to differences in depreciation	$1,819	$2,671
Capitalized research and development costs	5,554	5,691
Inventory	2,790	3,922
Restructuring reserves	679	2,334
Other reserves	15,923	15,076
Net operating and capital loss carryforwards	10,853	31,578
Tax credit carryforwards	13,278	12,728
Investments	1,698	2,363

Deferred tax asset	52,594	76,363
Acquired intangibles	(4,117)	(6,424)

Net deferred tax asset	$48,477	$69,939

As of December 31, 2005, the Company has tax net operating loss carryforwards, tax credit carryovers, and capital loss carryovers of approximately $24.8 million, $13.3 million, and $5.4 million, respectively. These net operating loss carryforwards, tax credit carryforwards, and capital loss carryovers begin to expire in 2013, 2007, and 2006, respectively. A portion of the future utilization of the Company’s carryforwards are subject to certain limitations due to a change in ownership that occurred in 1998, 2001 and 2004. Deferred tax assets of approximately $21.9 million as of December 31, 2005 pertain to certain net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 31, 2005, the cumulative amount of earnings upon which U.S. income tax has not been provided is approximately $5.5 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

On October 22, 2004, the American Jobs Creation Act (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing a dividends received deduction of 85% for certain dividends, as defined in the Act. During the fourth quarter of 2005, the Company distributed $137.5 million in cash from a foreign subsidiary and provided associated income tax expense of $7.5 million.

Tax benefits of $1.4 million in 2005 and $6.5 million in 2004 associated with the exercise of employee stock plans was allocated to stockholders equity.

The Company has been granted a beneficial tax status by the Israeli tax authorities for income earned in Israel. Under the terms, the company is eligible for significant tax rate reductions for several years following the first year in which the Company has Israeli taxable income after consideration of tax losses carried forward. The Company to date has realized tax savings of approximately $16.1 million. The reduced tax rates, as well as other tax benefits, are conditional upon the Company fulfilling the terms stipulated under the Israeli law for the Encouragement of Capital Investments of 1959. Failure to comply with these conditions may result in cancellation of the benefits in whole or in part.

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

Communications Segment

Communications products include a wide range of videoconferencing collaboration products and voice communications products.

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

Financial information for each reportable segment is as follows as of and for the fiscal years ended December 31, 2005, 2004 and 2003 (in thousands):

	Communications	Network Systems	Services	Total
2005:
Revenue	$417,259	$94,203	$69,197	$580,659
Contribution margin	201,585	31,391	23,872	256,848
Inventory	35,199	5,560	5,023	45,782

2004:
Revenue	$374,589	$108,946	$56,717	$540,252
Contribution margin	179,408	42,550	15,061	237,019
Inventory	16,777	4,921	6,106	27,804

2003:
Revenue	$314,003	$67,436	$38,984	$420,423
Contribution margin	137,505	27,183	7,539	172,227
Inventory	15,870	2,053	6,922	24,845

Segment contribution margin includes all product line segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, general and administrative costs, such as legal and accounting, acquisition-related costs, amortization and impairment of purchased intangible assets, purchased in-process research and development costs, litigation reserves and payments, restructuring costs, interest income, net, gain (loss) on strategic investments, other expense, net, and provision for income taxes.

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Segment contribution margin	$256,848	$237,019	$172,227
Corporate and unallocated costs	(165,535)	(145,195)	(123,237)
Acquisition related-costs	(351)	(1,394)	(386)
Purchased in-process research and development charges	(300)	(4,600)	—
Amortization and impairment of purchased intangibles	(8,790)	(20,521)	(17,591)
Restructure costs	(633)	(1,387)	(5,029)
Litigation reserves and payments	93	(20,951)	—
Interest income, net	12,848	7,279	8,451
Gain / (loss) on strategic investments	2,908	(12)	(737)
Other expense, net	(5)	(1,330)	(1,774)
Provision for income taxes	(34,722)	(14,332)	(8,958)

Total income from continuing operations	$62,361	$34,576	$22,966

The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
United States	$324,701	$300,776	$225,175
Canada	16,290	11,039	3,265

Total North America	340,991	311,815	228,440

Europe, Middle East and Africa	121,060	108,637	84,405
Asia	103,431	108,056	98,389
Caribbean and Latin America	15,177	11,744	9,189

Total International	239,668	228,437	191,983

Total revenue	$580,659	$540,252	$420,423

No individual country outside the United States accounted for more than 10% of the Company’s revenues in 2005, 2004 or 2003.

The percentage of total revenues for the Communications, Network Systems and Services Segments were as follows:

	Year ended December 31,
	2005	2004	2003
Communications	72%	69%	75%
Network Systems	16%	20%	16%
Services	12%	11%	9%

Total revenue	100%	100%	100%

No one customer accounted for more than 10% of the Company’s revenues in 2005, 2004 or 2003.

The Company’s fixed assets, net of accumulated depreciation, are located in the following geographical areas (in thousands):

	December 31,
	2005	2004
North America	$29,155	$32,092
Israel	2,527	2,441
Europe, Middle East and Africa	1,943	1,505
Other	1,668	1,506

Total	$35,293	$37,544

18. Net Income Per Share Disclosures:

A reconciliation of the numerator and denominator of basic and diluted net income per share from continuing operations is provided as follows (in thousands, except per share amounts):

	Year ended December 31,
	2005	2004	2003
Numerator—basic and diluted net income per share from continuing operations:
Net income from continuing operations	$62,361	$34,576	$22,966

Denominator—basic net income per share from continuing operations:
Weighted average common stock outstanding	95,691	99,334	99,245
Shares subject to repurchase	—	—	(1)

Total shares used in calculation of basic net income per share from continuing operations	95,691	99,334	99,244

Basic net income per share from continuing operations	$0.66	$0.36	$0.23

Denominator—diluted net income per share from continuing operations:
Denominator—shares used in calculation of basic net income per share from continuing operations	95,691	99,334	99,244
Effect of dilutive securities:
Common stock options	1,323	2,684	1,507
Shares subject to repurchase	—	—	1

Total shares used in calculation of diluted net income per share from continuing operations	97,014	102,018	100,752

Diluted net income per share from continuing operations	$0.65	$0.35	$0.23

In 2005, 2004 and 2003, 11,800,156, 3,999,591 and 7,013,990, respectively, of potentially dilutive securities such as stock options and stock subject to repurchase were excluded from the denominator in the computation of “Diluted net income per share from continuing operations” because the option exercise price was greater than the average market price of the common stock.

POLYCOM, INC.

SUPPLEMENTARY FINANCIAL DATA

(Unaudited)

(in thousands, except per share amounts)

	2004				2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$119,147	$133,827	$140,768	$146,510	$137,518	$142,685	$144,404	$156,052
Gross profit	$75,020	$84,590	$88,667	$93,264	$86,511	$89,033	$90,007	$95,591
Net income	$3,313	$12,921	$10,976	$8,139	$16,398	$19,992	$17,090	$9,265
Basic net income per share	$0.03	$0.13	$0.11	$0.08	$0.17	$0.21	$0.18	$0.10
Diluted net income per share	$0.03	$0.13	$0.11	$0.08	$0.16	$0.20	$0.18	$0.10

S-1

FINANCIAL STATEMENT SCHEDULE—SCHEDULE II

POLYCOM, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2005
Allowance for doubtful accounts	$2,330	$—	$(122)	$2,208
Sales returns and allowances	$15,087	$30,688	$(23,365)	$22,410
Year ended December 31, 2004
Allowance for doubtful accounts	$2,509	$65	$(244)	$2,330
Sales returns and allowances	$10,968	$19,711	$(15,592)	$15,087
Year ended December 31, 2003
Allowance for doubtful accounts	$4,440	$521	$(2,452)	$2,509
Sales returns and allowances	$11,064	$29,141	$(29,237)	$10,968

S-2

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of November 21, 2003, by and among Polycom, Inc., Voyager Acquisition Corporation and Voyant Technologies, Inc. (which is incorporated herein by reference to Exhibit 21 to the Form 8-K filed by the Registrant with the Commission on January 16, 2004).

3.1	Restated Certificate of Incorporation of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 18, 2003).

3.2	Amended and Restated Bylaws of Polycom, Inc., as amended effective December 13, 2005 (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 15, 2005).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock certificate (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-02296) filed with the Commission on March 12, 1996 (the “1996 S-1”)).

4.3	Amended and Restated Investor Rights Agreement, dated May 17, 1995, among the Registrant and the Investors named therein (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s 1996 S-1).

4.4	Preferred Shares Rights Agreement dated as of July 15, 1998 and as amended March 2, 2001, between Polycom, Inc. and Fleet Bank, N.A. F/K/A BankBoston N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights Attached thereto as Exhibits A, B and C, respectively (which is incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed with the Commission on March 2, 2001).

10.1*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (which is incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2005).

10.2*(1)	The Registrant’s 1996 Stock Incentive Plan, as amended.

10.3*	The Registrant’s Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-126819, filed with the Commission on July 22, 2005).

10.4	ViaVideo Communications, Inc. 1996 Stock Option/Stock Issuance Plan and related agreements (which are incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-45351).

10.5	Lease Agreement by and between the Registrant and Trinet Essential Facilities XXVI, dated December 1, 1999, regarding the space located at 1565 Barber Lane, Milpitas, California (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2000).

10.6	Lease Agreement by and between the Registrant and WJT, LLC, dated February 19, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2001).

10.7*	Accord Networks Ltd. 1995 Employee Share Ownership and Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

Exhibit No.	Description

10.8*	Accord Networks Ltd. Share Ownership and Option Plan (2000) and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.9*	Accord Networks Ltd. 2000 Share Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.10	Accord Networks Ltd. 2000 Non-Employee Director Stock Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.11	Circa Communications, Ltd Stock Option Plan and related agreements (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-59820) filed with the Commission on April 30, 2001).

10.12*	Form of Change of Control Severance Agreement with the Chief Executive Officer and Chief Financial Officer of the Registrant, effective as of March 28, 2001 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 16, 2001).

10.13*	Form of Change of Control Severance Agreement with management of the Registrant other than the Chief Executive Officer and Chief Financial Officer, effective as of March 28, 2001 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 16, 2001).

10.14	Amendment No. 1 to Lease by and between the Registrant and WJT, LLC, dated October 5, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2002).

10.15	PictureTel Corporation 1998 Acquisition Stock Option Plan and form of Non-Statutory Stock Option (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-72544) filed with the Commission on October 31, 2001).

10.16	Polycom, Inc. 2001 Nonstatutory Stock Option Plan and form of agreement thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2001).

10.17	Atlanta Signal Processors, Incorporated 1997 Incentive Stock Plan and forms of Stock Option Grant, Exercise Agreement and Employee Shareholder Agreement (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-76312) filed with the Commission on January 4, 2002).

10.18*	Amended Summary and Rescission of Arrangement between the Registrant and Robert C. Hagerty (which is incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 18, 2003).

10.19*	Form of Severance Agreement between the Registrant and Robert C. Hagerty (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

10.20*	Summary of Arrangement between the Registrant and its Senior Executive Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

10.21*(1)	Polycom, Inc. 2004 Equity Incentive Plan, as amended.

Exhibit No.	Description

10.22*	Form of Non-employee Director Nonqualified Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.23*	Form of Non-officer Employee Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.24*	Form of Officer Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.25*	Performance Bonus Plan (which is incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 31, 2005).

10.26	Lease Termination Agreement, dated as of June 18, 2004, by and among I&G Minuteman, L.L.C., PictureTel Corporation and Polycom, Inc. (which is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 30, 2004)

10.27	Settlement Agreement, made and entered into as of November 12, 2004, by and between Polycom, Inc. and Avistar Communications Corporation, together with its wholly-owned subsidiary Collaboration Properties, Inc. (which is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2005).

21.1(1)	Subsidiaries of the Registrant.

23.1(1)	Consent of Independent Registered Public Accounting Firm.

24.1(1)	Power of Attorney (included on pages 64 and 65 of this Annual Report on Form 10-K).

31.1(1)	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed herewith.