Form 10-Q
period 2006-03-31
POLYCOM INC
filed 2006-04-28
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

There were 87,245,930 shares of the Company’s Common Stock, par value $.0005, outstanding on April 13, 2006.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

PART 1 FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$164,301	$189,271
Short-term investments	133,277	88,191
Trade receivables, net of allowance for doubtful accounts of $2,234 and $2,208 at March 31, 2006 and December 31, 2005, respectively	74,130	69,419
Inventories	44,675	45,782
Deferred taxes	31,407	31,407
Prepaid expenses and other current assets	13,373	13,668

Total current assets	461,163	437,738
Property and equipment, net	34,620	35,293
Long-term investments	145,401	182,942
Goodwill	359,115	359,071
Purchased intangibles, net	18,757	20,332
Deferred taxes	17,039	17,070
Other assets	19,757	18,954

Total assets	$1,055,852	$1,071,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$43,158	$46,882
Accrued payroll and related liabilities	16,081	13,092
Taxes payable	60,248	60,784
Deferred revenue	41,857	37,908
Other accrued liabilities	31,570	32,832

Total current liabilities	192,914	191,498
Long-term deferred revenue	15,628	12,915
Other long-term liabilities	9,642	10,118

Total liabilities	218,184	214,531

Stockholders’ equity
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; Issued and outstanding: 1 share at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.0005 par value; Authorized: 175,000,000 shares; Issued and outstanding: 87,122,467 shares at March 31, 2006 and 88,755,371 shares at December 31, 2005	42	43
Additional paid-in capital	823,450	826,262
Cumulative other comprehensive loss	(1,048)	(1,308)
Retained earnings	15,224	31,872

Total stockholders’ equity	837,668	856,869

Total liabilities and stockholders’ equity	$1,055,852	$1,071,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues:
Product revenues	$138,668	$122,117
Service revenues	19,045	15,401

Total revenues	157,713	137,518

Cost of revenues:
Cost of product revenues (includes stock based compensation expense under SFAS 123(R) of $348 for the three months ended March 31, 2006 and $0 for the three months ended March 31, 2005)	50,454	41,382
Cost of service revenues (includes stock based compensation expense under SFAS 123(R) of $404 for the three months ended March 31, 2006 and $0 for the three months ended March 31, 2005)	10,035	9,625

Total cost of revenues	60,489	51,007

Gross profit	97,224	86,511

Operating expenses:
Sales and marketing (includes stock based compensation expense under SFAS 123(R) of $1,440 for the three months ended March 31, 2006 and $0 for the three months ended March 31, 2005)	40,175	34,215
Research and development (includes stock based compensation expense under SFAS 123(R) of $1,766 for the three months ended March 31, 2006 and $0 for the three months ended March 31, 2005)	27,523	21,842
General and administrative (includes stock based compensation expense under SFAS 123(R) of $1,243 for three months ended March 31, 2006 and $0 for the three months ended March 31, 2005)	10,177	8,991
Acquisition-related costs	45	66
Amortization of purchased intangibles	1,588	1,807
Restructuring costs	555	—
Litigation reserves and payments	—	(28)

Total operating expenses	80,063	66,893

Operating income	17,161	19,618
Interest income, net	3,918	2,744
Loss on strategic investments	—	(5)
Other expense, net	(136)	(59)

Income from continuing operations before provision for income taxes	20,943	22,298
Provision for income taxes	6,911	6,005

Income from continuing operations	14,032	16,293
Gain from sale of discontinued operations, net of taxes	—	105

Net income	$14,032	$16,398

Basic net income per share:
Income per share from continuing operations	$0.16	$0.17
Gain per share from sale of discontinued operations, net of taxes	—	—

Basic net income per share	$0.16	$0.17

Diluted net income per share:
Income per share from continuing operations	$0.16	$0.16
Gain per share from sale of discontinued operations, net of taxes	—	—

Diluted net income per share	$0.16	$0.16

Weighted average shares outstanding for basic net income per share calculation	88,078	98,870
Weighted average shares outstanding for diluted net income per share calculation	89,346	100,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income	$14,032	$16,398
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of discontinued operations, net of taxes	—	(105)
Depreciation and amortization	5,152	5,101
Amortization of purchased intangibles	1,588	1,807
Provision for doubtful accounts	59	—
Provision (benefit) for excess and obsolete inventories	45	(436)
Non-cash stock-based compensation	5,201	—
Amortization of unearned stock-based compensation	—	35
Loss on disposal of property and equipment	7	70
Loss on strategic investments	—	5
Changes in assets and liabilities, net of effects of acquisition:
Trade receivables	(4,770)	(6,448)
Inventories	1,062	(7,446)
Prepaid expenses and other assets	52	3,840
Accounts payable	(3,724)	(4,631)
Taxes payable	(536)	4,820
Other accrued liabilities	7,913	(4,222)

Net cash provided by operating activities	26,081	8,788

Cash flows from investing activities:
Purchases of property and equipment	(4,037)	(4,082)
Purchases of investments	(172,599)	(87,965)
Proceeds from sale and maturity of investments	164,279	104,142
Proceeds from sale of discontinued operations	—	165

Net cash provided by (used in) investing activities	(12,357)	12,260

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	13,711	4,325
Purchase and retirement of common stock	(52,405)	(24,991)

Net cash used in financing activities	(38,694)	(20,666)

Net increase (decrease) in cash and cash equivalents	(24,970)	382
Cash and cash equivalents, beginning of period	189,271	96,331

Cash and cash equivalents, end of period	$164,301	$96,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005 and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended March 31, 2006 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Certain previously reported amounts have been reclassified to conform to the current period presentation.

2. SIGNIFICANT ACCOUNTING POLICY UPDATE

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including equity awards related to the 2004 Equity Incentive Plan (“employee equity awards”) and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $5.2 million which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases. Stock-based compensation expense of less than $0.1 million for the three months ended March 31, 2005 was related to an acquisition which the Company had been recognizing under previous accounting standards. There was no stock-based compensation expense related to employee equity awards and employee stock purchases recognized during the three months ended March 31, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Condensed Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”  (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Condensed Consolidated Statement of Operations, other than as related to acquisitions, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation costs to expense from the accelerated approach to the straight-line method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach while compensation expense for all share-based payment awards related to stock options and employee stock purchase rights granted subsequent to December 31, 2005 are recognized using the straight-line method. Compensation expense for all share-based payment awards related to performance shares granted subsequent to December 31, 2005 are recognized using the graded vesting method. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes option valuation model. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the modified prospective transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Condensed Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

3. DISCONTINUED OPERATIONS

In January 2003, the Company sold to Verilink Corporation (“Verilink”) certain fixed assets and intellectual property rights relating to Polycom’s network access product line, including Polycom’s line of NetEngine integrated devices, for a total of $3.0 million in cash. Additionally, in connection with the sale, Polycom entered into a license agreement with Verilink pursuant to which Verilink granted to Polycom a license to use and further develop the network access technology related to the NetEngine product line. The Company had agreed not to compete with Verilink in the network access market for a period of three years from the closing date, which ended January 28, 2006.

In accordance with SFAS 144, the results of operations of the Company’s network access product line are presented as discontinued, and prior periods have been reclassified, including the reallocation of general overhead charges to the Company’s three remaining reporting segments.

In accordance with the sale, Verilink paid the Company $0.2 million related to ten percent of Verilink’s revenues from the sale of NetEngine products during the three months ended March 31, 2005. During the three months ended March 31, 2005, the Company recorded an after-tax gain of $0.1 million as a result of this transaction, which is included in “Gain from sale of discontinued operations” on the Condensed Consolidated Statements of Operations.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. INVENTORIES

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$2,226	$2,741
Work in process	364	386
Finished goods	42,085	42,655

	$44,675	$45,782

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

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the period are as follows (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005
Balance at beginning of period	$8,053	$8,823
Accruals for warranties issued during the period	3,727	2,594
Actual warranty expenses	(3,380)	(3,108)

Balance at end of period	$8,400	$8,309

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on all of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Changes in deferred maintenance revenue, of which $31.0 million and $23.8 million is short-term and included as a component of “Deferred revenue” as of March 31, 2006 and 2005, respectively, and $13.7 million and $6.3 million is long-term and is included in “Long-term deferred revenue” as of March 31, 2006 and 2005, respectively, on the condensed consolidated balance sheets, are as follows (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005
Balance at beginning of period	$38,741	$26,021
Additions to deferred maintenance revenue	22,472	16,895
Amortization of deferred maintenance revenue	(16,496)	(12,797)

Balance at end of period	$44,717	$30,119

The cost of providing maintenance services for each of the three months ended March 31, 2006 and 2005 was $9.4 million.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Other Indemnifications

As is customary in the Company’s industry, many of the Company’s contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products. From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of its products and services. In addition, from time to time the Company also provides protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations.

6. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Accrued expenses	$5,793	$7,268
Accrued co-op expenses	6,388	5,146
Acquisition related reserves and restructuring cost reserves	2,170	1,894
Warranty obligations	8,400	8,053
Sales tax payable	3,712	3,862
Employee stock purchase plan withholding	1,091	2,666
Other accrued liabilities	4,016	3,943

	$31,570	$32,832

7. BANK LINE OF CREDIT

The Company has available a $25 million revolving line of credit with a bank under an agreement dated December 3, 2005. Borrowings under the line are unsecured and bear interest at the bank’s prime rate (7.75% at March 31, 2006) or at the London interbank offered rate (LIBOR) plus 0.65% (approximately 5.48% to 5.65%, depending on the term of the borrowings at March 31, 2006). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. The line of credit expires on December 3, 2007.

As of March 31, 2006, there were no balances outstanding under the line of credit; however, the Company has outstanding letters of credit which total approximately $1.3 million at March 31, 2006, of which $1.2 million is secured by this line of credit. The Company was in compliance with all applicable financial covenants and restrictions for the periods presented.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

A reconciliation of the numerator and denominator of basic and diluted net income per share from continuing operations is provided as follows (in thousands except per share amounts):

	Three Months Ended
	March 31, 2006	March 31, 2005
Numerator—basic and diluted net income per share from continuing operations:
Net income from continuing operations (1)	$14,032	$16,293

Denominator—basic and diluted net income per share from continuing operations:
Weighted average shares used to compute basic net income per share from continuing operations	88,078	98,870
Effect of dilutive securities:
Common stock options	1,268	1,487

Total shares used in calculation of diluted net income per share from continuing operations	89,346	100,357

Basic net income per share from continuing operations	$0.16	$0.17

Diluted net income per share from continuing operations	$0.16	$0.16

(1)	Net income for the three months ended March 31, 2006 includes $3.5 million of stock-based compensation expense, net of tax. The effect of recording stock-based compensation expense on basic and diluted earnings per share was $0.04 for the three months ended March 31, 2006.

Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three months ended March 31, 2006 and 2005, approximately 11,356,371 and 10,771,169 shares, respectively, relating to potentially dilutive securities such as stock options were excluded from the denominator in the computation of diluted net income per share from continuing operations because their inclusion would be anti-dilutive.

9. EMPLOYEE STOCK BENEFIT PLANS

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values. As a result of adopting SFAS 123(R), income before income taxes and net income for the three months ended March 31, 2006 was $5.2 million and $3.5 million lower, respectively, than if we had continued to account for stock-based compensation under APB No. 25. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was a reduction of $0.04 per share. The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the three months ended March 31, 2006 and its allocation within the condensed consolidated statement of operations (in thousands):

Three Months Ended March 31, 2006
Cost of sales - product	$348
Cost of sales - service	404

Stock-based compensation expense included in cost of sales	752

Sales and marketing	1,440
Research and development	1,766
General and administrative	1,243

Stock-based compensation expense included in operating expenses	4,449

Stock-based compensation related to employee equity awards and employee stock purchases	5,201
Tax benefit	1,716

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$3,485

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

There was no stock-based compensation expense recognized for the three months ended March 31, 2005 except as it related to acquisitions. Stock-based compensation related to acquisitions was less than $0.1 million for the three months ended March 31, 2005. Stock-based compensation expense is not allocated to segments because it is separately maintained at the corporate level.

Stock-based compensation expense, net of tax in the table above, includes the effects of new U.S. tax regulations effective in fiscal 2005 that require intercompany reimbursement of certain stock-based compensation expenses.

The Company elected not to capitalize any stock-based compensation during the three months ended March 31, 2006 due to these amounts being immaterial.

Valuation Assumptions

In connection with the adoption of SFAS 123(R), the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation expense (determined under a fair value method as prescribed by SFAS 123). The weighted-average estimated value of employee stock options granted during the three months ended March 31, 2006 was $6.61 per share. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the three months ended March 31, 2006 was $5.14 per share. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended March 31, 2006
	Stock Options	Employee Stock Purchase Plan
Expected volatility	37.62%	38.62%
Risk-free interest rate	4.56%	4.60%
Expected dividends	0.0%	0.0%
Expected life (yrs)	4.03	0.49

In 2006, the Company used the implied volatility for one-year traded options on the Company’s stock as the expected volatility assumption required in the Black-Scholes model consistent with SFAS 123(R) and SAB 107. Prior to fiscal 2006, the Company had used its historical stock price volatility, in accordance with SFAS 123, for purposes of calculating its pro forma information. The selection of the implied volatility approach in 2006 was based upon the availability of actively traded options in the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options and employee stock purchases.

The dividend yield assumption is based on the Company’s history of not paying dividends and the resultant future expectation of dividend payouts.

The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

As the stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first three months of 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

Descriptions of Plans

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“the Purchase Plan”), the Company can grant stock purchase rights to all eligible employees during six month offering periods with purchase dates at the end of each offering period (each January and July). The Company has reserved 7,500,000 shares of common stock for issuance under the plan. Shares are purchased through employees’ payroll deductions, up to a maximum of 20% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more than 5,000 shares per offering period or $25,000 worth of common stock in any one calendar year.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Employee Stock Option Plans

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

On June 2, 2004, shareholders approved the 2004 Equity Incentive Plan (“2004 Plan”) and reserved for issuance under the Plan, 12,500,000 shares, plus all remaining available options from the terminated 1996 Stock Option Plan (“1996 Plan”). To the extent any shares would have been returned to the 1996 Plan as a result of expiration, cancellation or forfeiture, those shares instead went into the reserve of shares available under the 2004 Plan. In addition, 1,354,099 shares have been added to the shares reserved under the 2004 Plan following the completion of the Voyant acquisition in January 2004.

Under the terms of the 2004 Plan, options may be granted at prices not lower than fair market value at the date of grant as determined by the Board of Directors. Under the 2004 Plan and prior terminated plans, options granted expire between seven and ten years from the date of grant and generally are only exercisable upon vesting. The Company settles employee stock option exercises with newly issued common shares.

Options granted under the 2004 Plan and unvested shares outstanding under prior terminated plans generally vest at 25% after completing one year of service to the Company and the remaining amount equally over 36 months until fully vested after four years.

Also available for grant under the 2004 Plan are performance shares. The Compensation Committee of the Board of Directors approved the issuance of performance shares under the 2004 Plan to officers and to certain other employees in February 2006 as a component of the Company’s broad-based equity compensation program. Performance shares represent a commitment by the Company to deliver shares of Polycom common stock at a future point in time, subject to the fulfillment by the Company of pre-defined performance criteria. The number of performance shares subject to vesting is determined at the end of a given performance period.

Expense Information Under FAS123(R)

Performance Shares

During the three months ended March 31, 2006, the Company’s Compensation Committee of the Board of Directors approved the grant of 538,000 target performance shares. For these grants, no performance shares will vest unless, for the performance period from January 1, 2006 to December 31, 2006, the Company achieves certain pre-defined revenue, non-GAAP operating income, and/or non-GAAP net income targets, as specified in each grant agreement. The number of performance shares subject to vesting will be determined based upon the actual results at the end of the performance period. Once the number of performance shares (if any) subject to vesting is determined at the end of the performance period, these performance shares will vest in two equal, annual installments, with 50% vesting on the second anniversary of the grant date and an additional 50% vesting on the third anniversary of the grant date. As of March 31, 2006, 538,000 target performance shares have been granted, which represent the number of performance shares that will vest if the Company achieves 100% of the performance criteria during the performance period. The actual number of performance shares that are subject to vesting could increase or decrease, within a range from zero percent (0%) to two hundred and fifty percent (250%) of the target number of performance shares, if the Company exceeds or underachieves the performance criteria during the performance period.

The value of these target performance shares was based on the closing market price of the Company’s common stock on the date of the award. The total grant date fair value of the performance shares granted during the three months ended March 31, 2006 was $8.3 million after estimated forfeitures. Stock-based compensation cost for performance shares for the three months ended March 31, 2006 was $0.3 million. As of March 31, 2006, there was $8.0 million of total deferred stock-based compensation after estimated forfeitures related to nonvested performance shares granted under the 2004 Plan. That cost is expected to be recognized over an estimated weighted average amortization period of 3 years. No performance shares vested or were forfeited during the three months ended March 31, 2006. Stock-based compensation expense for performance shares is recognized using the graded vesting method.

Employee Stock Purchase Plan

During the three months ended March 31, 2006 and 2005, 219,909 and 212,201 shares were purchased at average per share prices of $14.21 and $14.69, respectively. At March 31, 2006, there were 5,008,104 shares available to be issued under this employee stock purchase plan. The compensation cost in connection with the plan for the three months ended March 31, 2006 was $0.5 million.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock Option Plans

A summary of activity under the above option plans is as follows:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Average Exercise Price
Balances, December 31, 2005	10,938,625	15,775,223	$18.05
Options granted	(728,332)	728,332	$19.03
Performance shares granted	(538,000)	—	—
Options exercised	—	(783,048)	$13.52
Options forfeited	304,700	(304,700)	$18.50
Options expired	(36,011)	—	—

Balances, March 31, 2006	9,940,982	15,415,807	$18.31

The total pre-tax intrinsic value of options exercised during the three months ended March 31, 2006 was $4.9 million.

The options outstanding and currently exercisable by exercise price at March 31, 2006 are as follows (in millions, except years and per share amounts):

	Options Outstanding				Options Currently Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.042-$10.10	1,604,880		$8.82		1,308,173		$8.59
$10.21-$16.70	1,554,651		$14.77		687,468		$13.69
$16.80-$16.80	2,611,705		$16.80		—		$—
$16.81-$17.47	789,607		$17.28		642,529		$17.34
$17.55-$17.75	1,694,953		$17.75		591,640		$17.75
$18.13-$19.00	888,865		$18.88		99,424		$18.55
$19.01-$19.32	2,084,288		$19.32		1,968,822		$19.32
$19.50-$22.30	2,211,523		$21.26		1,525,427		$21.19
$22.37-$32.01	1,578,475		$24.11		1,467,854		$24.18
$32.40-$50.13	396,860		$39.06		396,483		$39.06

	15,415,807	4.57	$18.31	$63.3	8,687,820	3.58	$19.05	$33.8

As of March 31, 2006, total compensation cost related to nonvested stock options not yet recognized was $34.6 million, which is expected to be recognized over the next 24 months on a weighted-average basis.

Prior to the Adoption of FAS 123(R):

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.”

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Consistent with the disclosure provisions of SFAS 148, the Company’s net income and basic and diluted net income per share for the three months ended March 31, 2005 would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net income—as reported	$16,398
Add stock based compensation expensed during the period	35
Less stock based compensation expense determined under fair value based method, net of taxes of $1,972	(5,360)

Net income—pro forma	$11,073
Basic net income per share—as reported	$0.17
Basic net income per share—pro forma	$0.11
Diluted net income per share—as reported	$0.16
Diluted net income per share—pro forma	$0.11

The weighted average fair value of options granted pursuant to the option plans and of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the three months ended March 31, 2005 was $8.24 and $9.33 per share, respectively. There were no performance shares issued prior to 2006. The fair value of each option grant was estimated on the date of grant using the multiple option approach and the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31, 2005
	Stock Options	Employee Stock Purchase Plan
Expected volatility	61.43%	54.72%
Risk-free interest rate	4.00%	1.75%
Expected dividends	0.0%	0.0%
Expected life (yrs)	3.46	1.36

Prior to fiscal 2006, the expected life and expected volatility of the stock options were based upon historical and other economic data trended into the future. Forfeitures of employee stock options were accounted for on an as-incurred basis.

10. BUSINESS SEGMENT INFORMATION

Polycom is a leading global provider of a line of high-quality, easy-to-use communications equipment that enables businesses, telecommunications service providers, and governmental and educational institutions to more effectively conduct video, voice, data and web communications. The Company’s offerings are organized along four product lines: Video Communications, Voice Communications, Network Systems, and Services. For reporting purposes, the Company aggregates Video Communications and Voice Communications into one segment named Communications and reports Network Systems and Services as separate segments. The segments are determined in accordance with how management views and evaluates the Company’s business and based on the aggregation criteria as outlined in FASB Statement No.131, “Disclosures about Segments of an Enterprise and Related Information”. A description of the types of products and services provided by each reportable segment is as follows:

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Financial information for each reportable segment is as follows as of and for the three months ended March 31, 2006 and 2005 (in thousands):

	Communications	Network Systems	Services	Total
For the three months ended March 31, 2006:
Revenue	$114,751	$23,917	$19,045	$157,713
Contribution margin	53,590	7,181	7,753	68,524
As of March 31, 2006: Inventories	33,771	5,224	5,680	44,675
For the three months ended March 31, 2005:
Revenue	$96,524	$25,593	$15,401	$137,518
Contribution margin	47,856	9,340	4,666	61,862
As of March 31, 2005: Inventories	24,204	5,349	6,133	35,686

Segment contribution margin includes all product line segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, general and administrative costs, such as legal and accounting, stock-based compensation expense, acquisition-related costs, amortization of purchased intangible assets, restructuring costs, litigation reserves and payments, interest income, net gain (loss) on strategic investments, other expense, net and provision for income taxes.

The reconciliation of segment information to Polycom’s income from continuing operations is as follows (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005
Segment contribution margin	$68,524	$61,862
Corporate and unallocated costs	(43,974)	(40,399)
Stock compensation expense	(5,201)	—
Acquisition related-costs	(45)	(66)
Amortization of purchased intangibles	(1,588)	(1,807)
Restructure costs	(555)	—
Litigation reserves and payments	—	28
Interest income, net	3,918	2,744
Gain (loss) on strategic investments	—	(5)
Other expense, net	(136)	(59)
Provision for income taxes	(6,911)	(6,005)

Income from continuing operations	$14,032	$16,293

11. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005
Net income	$14,032	$16,398
Change in unrealized gain (loss) on investments	193	(744)
Change in cumulative translation adjustment	66	—

Comprehensive income	$14,291	$15,654

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12. INVESTMENTS:

The Company has investments in debt securities and also has strategic investments in private and public companies. The classification of these investments are as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at March 31, 2006:
Investments—Short-term:
U.S. government securities	$20,438	$—	$(88)	$20,350
State and local governments	29,575	—	—	29,575
Corporate debt securities	83,586	117	(351)	83,352

Total investments – short-term	$133,599	$117	$(439)	$133,277

Investments—Long-term:
U.S. government securities	$89,188	$—	$(698)	$88,490
Corporate debt securities	57,402	—	(491)	56,911

Total investments – long-term	$146,590	$—	$(1,189)	$145,401

Investments – privately-held companies	$6,900	$—	$—	$6,900

Balances at December 31, 2005:
Investments—Short-term:
U.S. government securities	$14,361	$3	$(74)	$14,290
State and local governments	18,775	—	—	18,775
Corporate debt securities	55,226	312	(412)	55,126

Total investments – short-term	$88,362	$315	$(486)	$88,191

Investments—Long-term:
U.S. government securities	$115,944	$9	$(950)	$115,003
State and local governments	1,000	—	(5)	995
Corporate debt securities	67,585	—	(641)	66,944

Total investments – long-term	$184,529	$9	$(1,596)	$182,942

Investments – privately-held companies	$5,900	$—	$—	$5,900

The following table summarizes the fair value and gross unrealized losses of our short-term and long-term investments with unrealized losses (in thousands), aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2006 and December 31, 2005:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2006:
U.S. Government securities	$54,155	$(476)	$54,685	$(310)	$108,840	$(786)
Corporate debt securities	94,124	(749)	22,317	(93)	116,441	(842)

Total Investments	$148,279	$(1,225)	$77,002	$(403)	$225,281	$(1,628)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2005:
U.S. Government securities	$39,411	$(391)	$79,910	$(633)	$119,321	$(1,024)
State and local governments	—	—	995	(5)	995	(5)
Corporate debt securities	41,431	(683)	40,088	(370)	81,519	(1,053)

Total Investments	$80,842	$(1,074)	$120,993	$(1,008)	$201,835	$(2,082)

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Debt Securities

The Company’s short term and long term investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate debt securities, some of which are invested in auction rate securities. Investments, other than auction rate securities, are classified as short-term or long-term based on their original or remaining maturities and whether the securities represent the investment of funds available for current operations. Nearly all investments are held in the Company’s name at a limited number of major financial institutions. At March 31, 2006 and December 31, 2005, all of the Company’s investments were classified as available-for-sale and are carried at fair value based on quoted market prices at the end of the reporting period. Unrealized gains and losses are recorded as a separate component of cumulative other comprehensive income in stockholder’s equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net. During the three months ended March 31, 2006, the Company recorded gross realized gains of $0.6 million and gross realized losses of $0.1 million on the disposal of investments. During the three months ended March 31, 2005, the Company recorded $0.1 million gross realized gains and no realized losses on the disposal of investments. The unrealized loss balances in U.S. government obligations and public corporate debt securities as of March 31, 2006 were primarily caused by interest rate increases. Because the Company has the ability and intent to hold these debt securities until a recovery of fair value, which may be until maturity, it does not consider these debt securities to be other-than-temporarily impaired at March 31, 2006.

The Company’s investment policy limits the concentration of its investments in debt securities to an unlimited amount of U.S. Government and U.S. Government Agencies, a maximum of 4% in a single issuer for all other corporate debt securities and a maximum of 10% in any single money market fund. The policy also limits the percent of our portfolio held in these instruments to a minimum of 20% in U.S. Government and U.S. Government Agencies and no more than 25% to 75% in other corporate debt instruments depending on the debt classification. All of the Company’s debt securities must be rated by both Standard and Poor’s and Moody’s and must have a high quality credit rating. Because of the nature of the Company’s investment policy, the Company does not monitor industry classification of the investments other than commercial bank issues. The Company is in compliance with its investment policy at March 31, 2006.

Private Company Investments

For strategic reasons, the Company has made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. The Company reviews these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. The Company evaluates a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At March 31, 2006 and December 31, 2005, these investments had a carrying value of $6.9 million and $5.9 million, respectively. In the three months ended March 31, 2006 and 2005, the Company made a $1.0 million and $0.5 million investment, respectively, in privately held companies and did not record any write-downs of existing investments in privately held companies. These investments are recorded in “Other assets” in our condensed consolidated balance sheets.

13. BUSINESS COMBINATIONS

DSTMedia Technology

On August 25, 2005, the Company acquired DSTMedia, a privately held video solutions company headquartered in Beijing, China. The aggregate consideration for the transaction was $10.3 million, comprised of $7.6 million in cash and $2.7 million in direct acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date with the assistance of an independent appraisal. The Company recorded approximately $6.7 million of goodwill, $2.2 million of identifiable intangible assets, $1.1 million of net tangible assets and $0.3 million of in-process research and development costs in connection with this acquisition. The primary reason for the acquisition and the factors that contributed to the recognition of goodwill relate to DSTMedia’s ability to enhance the Company’s position in China, Japan and other Asian countries to deliver video networking and low end video solutions. The $0.3 million allocated to in-process research and development was recorded in “Purchased in-process research and development” in the Condensed Consolidated Statements of Operations.

In accordance with SFAS 142, goodwill originating from the DSTMedia acquisition will not be amortized. In general, the goodwill is not deductible for tax purposes. Purchased intangible assets are being amortized on a straight-line basis over a period of

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

two to five years. See Note 14 of Notes to Condensed Consolidated Financial Statements for additional information on goodwill and purchased intangibles.

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

Other Acquisitions

The Company completed the acquisition Voyant Technologies, Inc. (“Voyant”) during the year ended December 31, 2004. The Company completed the acquisition of MeetU.com, Inc. (“MeetU”) during the year ended December 31, 2002. The Company also completed the acquisitions of PictureTel Corporation (“PictureTel”), Atlanta Signal Processors, Inc. (“ASPI”), Circa Communications Ltd. (“Circa”) and Accord Networks Ltd. (“Accord”) during the year ended December 31, 2001.

14. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment (in thousands):

	Communications Segment	Network Systems Segment	Services Segment	Total
Balance at December 31, 2005	$250,727	$53,435	$54,909	$359,071
Less: Changes in fair value of assets acquired	4	40	—	44

Balance at March 31, 2006	$250,731	$53,475	$54,909	$359,115

The fair value adjustments to assets acquired during the three month period ended March 31, 2006 resulted from downward revisions to reserves based upon the payment of certain liabilities assumed in the DSTMedia acquisition.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents details of the Company’s total purchased intangible assets as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006				December 31, 2005
Purchased Intangible Assets	Gross Value	Accumulated Amortization	Impairment	Net Value	Gross Value	Accumulated Amortization	Impairment	Net Value
Core and developed technology	$43,578	$(32,148)	$(1,650)	$9,780	$43,578	$(31,206)	$(1,650)	$10,722
Patents	14,068	(11,485)	—	2,583	14,068	(11,195)	—	2,873
Customer and partner relationships	25,125	(21,381)	—	3,744	25,125	(21,201)	—	3,924
Trade name	3,021	(513)	(150)	2,358	3,021	(462)	(150)	2,409
Other	2,407	(2,055)	(60)	292	2,407	(1,943)	(60)	404

Total	$88,199	$(67,582)	$(1,860)	$18,757	$88,199	$(66,007)	$(1,860)	$20,332

In the fourth quarter of 2005, the Company completed its annual goodwill impairment test outlined under SFAS 142, which requires the assessment of goodwill for impairment on an annual basis. The assessment of goodwill impairment was conducted by determining and comparing the fair value of each of our reporting units, as defined in SFAS 142, to each reporting unit’s carrying value as of that date. The fair value of each of our reporting units was determined using an income approach, whereby the fair value of the asset is based on the value of the cash flows that the asset can be expected to generate in the future. These estimated future cash flows were discounted at rates ranging from 14 to 17 percent to arrive at the respective fair values of each reporting unit. Based on the results of this impairment test, the Company determined that its goodwill assets were not impaired during 2005. The Company plans to conduct its annual impairment test in the fourth quarter of every year, unless impairment indicators exist sooner.

In the fourth quarter of 2005, the Company completed its annual purchased intangibles impairment tests. The assessment of purchased intangibles impairment was conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows were less than the carrying amounts, impairment existed, and future cash flows were discounted at rates ranging from 30 to 32 percent and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. Based on the results of the 2005 impairment test, the Company recorded an impairment charge of $1.9 million for the write down of certain intangible assets acquired as part of the Voyant acquisition. As a result of a decline in the projected future cash flows from the OCI product line due to its announced discontinuance, the related core and developed technology, trade name and non- competition agreement intangibles were written down to their fair values at December 31, 2005. The impairment charge was recorded in “Amortization and impairment of purchased intangibles” in the Condensed Consolidated Statements of Operations. Amortization and impairment of intangibles is not allocated to our segments. The Company plans to conduct its annual impairment tests in the fourth quarter of every year, unless impairment indicators exist sooner.

The estimated future amortization expense of purchased intangible assets as of March 31, 2006 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2006	$4,524
2007	5,347
2008	5,202
2009	1,020
2010	946
Thereafter	800

Total	$17,839

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

15. ACQUISITION-RELATED COSTS AND LIABILITIES

For each of the three months ended March 31, 2006 and 2005, the Company recorded a charge to operations of less than $0.1 million for acquisition-related integration costs primarily related to the DSTMedia, Voyant and PictureTel acquisitions. These charges include outside financial advisory, accounting, legal and consulting fees and other direct merger-related expenses. These charges include the cost of actions designed to improve the Company’s combined competitiveness, productivity and future profitability and primarily relate to the elimination of redundant and excess facilities and workforce in the Company’s combined businesses, and accounting and legal costs related to the liquidation of redundant facilities and legal entities.

The following table summarizes the status of the Company’s acquisition-related liabilities, restructuring and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits	Integration Costs, Merger Fees and Expenses
Balance at December 31, 2004	$9,081	$50	$66
Additions to the reserve	—	—	351
Release of reserve	(3)	(50)	—
Cash payments and other usage	(4,964)	—	(417)

Balance at December 31, 2005	4,114	—	—
Additions to the reserve	—	—	45
Cash payments and other usage	(530)	—	(45)

Balance at March 31, 2006	$3,584	$—	$—

The Company had approximately $1.7 million and $2.2 million, at March 31, 2006 and December 31, 2005, respectively, of acquisition-related reserves classified as long-term liabilities. Approximately $1.8 million and $1.9 million, at March 31, 2006 and December 31, 2005, respectively, of acquisition-related reserves were classified as current liabilities.

Facility closings

The Company’s facility closings liability is attributable to its PictureTel acquisition. The remaining balances at both March 31, 2006 and December 31, 2005 relate to two vacant facilities from that acquisition.

Severance and related benefits

As a result of the Voyant acquisition, the Company assumed additional liabilities related to severance totaling $0.4 million, which were either to be paid or released by June 30, 2005.

Integration Costs, Merger Fees and Expenses

Merger-related transaction and period expenses for each of the three month periods ended March 31, 2006 and 2005 of less than $0.1 million principally consisted of financial advisory, accounting, legal and consulting fees, and other direct merger-related expenses incurred in the period.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

16. RESTRUCTURING COSTS

During the three months ended March 31, 2006, management approved a restructuring plan for eliminating certain positions throughout the Company but focused on the sales and general and administrative functions. The resulting actions are intended to streamline and focus the Company’s efforts and more properly align its cost structure with its projected revenue streams. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recorded a charge of approximately $0.6 million for the three months ended March 31, 2006 related to workforce reductions, which had been communicated to the impacted employees during the period. The total charge of $0.6 million consists of severance and other employee termination benefits related to these workforce reductions, which comprise less than 1 percent of the Company’s employees worldwide. Remaining payments related to these charges will occur primarily over the next three months.

During the year ended December 31, 2005, management approved a restructuring plan for eliminating or relocating certain positions throughout the Company but focused on the sales and general and administrative functions. The resulting actions are intended to streamline and focus the Company’s efforts and more properly align our cost structure with the projected revenue streams. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge of approximately $0.7 million for the year ended December 31, 2005 related to workforce reductions, which had been communicated to the impacted employees during the year. The total charges of $0.7 million consists of severance and other employee termination benefits related to these workforce reductions, which comprise less than 1 percent of the Company’s employees worldwide. All payments related to these charges were completed by December 31, 2005.

The following table summarizes the status of the Company’s restructure reserves (in thousands):

Severance and Related Benefits
Balance at December 31, 2004	$21
Additions to the reserve	649
Release of reserve	(16)
Cash payments and other usage	(654)

Balance at December 31, 2005	$—
Additions to the reserve	555
Cash payments and other usage	(234)

Balance at March 31, 2006	$321

17. INCOME TAXES

The Company’s overall effective tax rate for the three months ended March 31, 2006 is 33.0%, which resulted in a provision for income taxes of $6.9 million. The overall effective tax rate for the three months ended March 31, 2005 was 27.0%, which resulted in a provision for income taxes of $6.1 million. The increase in the effective tax rate was primarily the result of certain stock–based compensation expense which is not deductible for tax purposes combined with a decrease in the federal research and experimentation tax credit which expired on December 31, 2005.

The Company is required to separately report its results from discontinued operations net of tax. This requires an intraperiod allocation of total tax expense between continuing operations and discontinued operations in accordance with the accounting rules. The Company’s tax rates may vary from quarter to quarter, depending on the results of operations. The Company’s continuing operations effective tax rate for the three months ended March 31, 2005 was 26.9%, which resulted in a corresponding provision for income tax of $6.0 million. There were no results for discontinued operations reported for the three months ended March 31, 2006.

18. SHARE REPURCHASE PROGRAM

In June 2002 and August 2004, the Board of Directors approved plans to purchase up to 3.5 million shares and 10 million shares, respectively, of the Company’s common stock in the open market. As of December 31, 2005, under these prior plans, the Company had purchased approximately 4.8 million shares in the open market, for cash of $81.8 million. These shares of common stock have been retired and reclassified as authorized and unissued. On August 9, 2005, the Company announced that the Board of Directors had approved a share repurchase plan, which superseded all prior share repurchase plans, under which it would purchase shares with an aggregate value of up to $250 million in the open market from time to time. During the three months ended March 31, 2006 and 2005, under all plans, the Company purchased 2.7 million and 1.5 million shares of common stock in the open market for cash of $52.4 million and $25.0 million, respectively. As of March 31, 2006, the Company was authorized to purchase up to an additional $67.0 million of shares in the open market under the 2005 share repurchase plan.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS, OPERATING COSTS AND EXPENSES AND OUR CHANNEL INVENTORY LEVELS, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “RISK FACTORS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005.

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

On August 25, 2005, we completed our acquisition of DSTMedia Technology Co., Ltd., or DSTMedia, a privately held video solutions company headquartered in Beijing, China. DSTMedia designs and delivers video network systems solutions, as well as lower cost video IP solutions, and is included in our Communications and Network Systems segments. DSTMedia has been included in our condensed consolidated financial position, results of operations and cash flows from August 25, 2005, the date of acquisition.

Revenues were $157.7 million for the three months ended March 31, 2006 as compared to $137.5 million for the three months ended March 31, 2005. The increase in revenues reflects increased sales of our communications products and increased service revenues, partially offset by decreased sales of our network system products. In addition, during the three months ended March 31, 2006, we generated approximately $26.1 million in cash flow from operating activities. However, our total cash and cash equivalents decreased by approximately $25.0 million, as a result of other investing and financing activities as described in further detail under “Liquidity and Capital Resources”.

Our Communications segment includes videoconferencing collaboration products and voice communications products and accounted for 73% and 70% of our revenues in the three months ended March 31, 2006 and 2005, respectively. Our Network Systems segment includes our MGC™ and ReadiVoice® series of media servers, ReadiManager™ network management product, PathNavigator™ call processing server, and other network management and scheduling software and accounted for 15% and 19% of our revenues in the three months ended March 31, 2006 and 2005, respectively. Our Services segment includes a wide range of professional service and support offerings to our resellers and directly to some end-user customers and accounted for 12% and 11% of our revenues in the three months ended March 31, 2006 and 2005, respectively.

Competition that we face in our markets is intense and competition that we face in certain of our international markets is different than that we face in North America and is currently based principally on price. We have noted additional competitors and increased pricing pressures in China, India and other parts of Asia contributing to the flat revenues that we had in Asia in the first and second quarters of 2005 and decreased revenues in the third quarter of 2005 as compared to the respective year ago periods. Although we had improved sequential performance in Asia in the fourth quarter of 2005 and first quarter of 2006, revenues for the fourth quarter of 2005 were lower than the comparable year ago period, and we still see increased competition in this region, particularly in China. If we are unable to compete effectively in these regions in terms of price, technology, product offerings or marketing strategies, our overall financial results may suffer.

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

On January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values. As a result of adopting SFAS 123(R), income before income taxes and net income for the three months ended March 31, 2006 was $5.2 million and $3.5 million lower, respectively, than if we had continued to account for stock-based compensation under APB No. 25. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was a reduction of $0.04 per share. The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the three months ended March 31, 2006 was and its allocation within the condensed consolidated statement of operations (in thousands):

Three Months Ended March 31, 2006
Cost of sales – product	$348
Cost of sales – service	404

Stock based compensation included in cost of sales	752

Sales and marketing	1,440
Research and development	1,766
General and administrative	1,243

Stock based compensation expense included in operating expenses	4,449

Stock-based compensation related to employee equity awards and employee stock purchases	5,201
Tax benefit	1,716

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$3,485

There was no stock-based compensation expense recognized for the three months ended March 31, 2005 other than as related to acquisitions, which was less than $0.1 million.

We adopted SFAS 123(R) on a modified prospective basis, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective basis, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS123(R).

Prior to the adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.”

Consistent with the disclosure provisions of SFAS 148, our net income and basic and diluted net income per share for the three months ended March 31, 2005 would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net income—as reported	$16,398
Add stock based compensation expensed during the period	35
Less stock based compensation expense determined under fair value based method, net of taxes of $1,972	(5,360)

Net income—pro forma	$11,073
Basic net income per share—as reported	$0.17
Basic net income per share—pro forma	$0.11
Diluted net income per share—as reported	$0.16
Diluted net income per share—pro forma	$0.11

The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment. The discussion of our segment operating results is presented for the three month periods ended March 31, 2006 and 2005.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues:
Product revenues	88%	89%
Service revenues	12%	11%

Total revenues	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	36%	34%
Cost of service revenues as a % of service revenues	53%	63%

Total cost of revenues	38%	37%

Gross profit	62%	63%

Operating expenses:
Sales and marketing	25%	25%
Research and development	18%	16%
General and administrative	7%	7%
Acquisition-related costs	0%	0%
Amortization of purchased intangibles	1%	1%
Purchased in-process research and development	0%	0%
Restructuring costs	0%	0%

Total operating expenses	51%	49%

Operating income	11%	14%
Interest income, net	2%	2%
Gain (loss) on strategic investments	0%	0%
Other expense, net	0%	0%

Income from continuing operations before provision for income taxes	13%	16%
Provision for income taxes	4%	4%

Income from continuing operations	9%	12%

Gain from sale of discontinued operations, net of taxes	0%	0%

Net income	9%	12%

Revenues

Total revenues for the three months ended March 31, 2006 were $157.7 million, an increase of $20.2 million, or 15%, over the same period of 2005. The increase in revenues was due to increased sales of our communications products and increased service revenues, partially offset by decreased sales of our network system products. Video communications revenues increased to $74.2 million for the three months ended March 31, 2006 from $68.4 million in the same period of 2005, primarily due to an increase in sales of our group video products. Voice communications revenues increased to $40.6 million for the three months ended March 31, 2006 from $28.1 million in the same period of 2005, primarily as a result of increases in sales of our Voice-over-IP and circuit switched products. Revenues from our Network Systems products decreased to $23.9 million for the three months ended March 31, 2006 from $25.6 million in the same period of 2005, due primarily to decreases in our video network system revenues, which was partially offset by increases in revenues from our audio networking systems and software. Services revenues increased to $19.0 million for the three months ended March 31, 2006 from $15.4 million in the same period of 2005, primarily due to increased video-related services and video network system services, which were partially offset by decreases in iPower-related services.

International sales, or revenues outside of the U.S. and Canada, accounted for 43% of total revenues for each of the three month periods ended March 31, 2006 and 2005. On a regional basis, North America, Europe, Asia Pacific and Latin America revenues accounted for 57%, 22%, 18% and 3%, respectively, of our total revenues for the three months ended March 31, 2006. North America, Europe, Asia Pacific and Latin America revenues increased 15%, 21%, 5% and 38%, respectively, in the three months ended March 31, 2006 as compared to the same period in 2005. North America revenues increased as a result of increased voice and video communication product revenues, and increased service revenues, partially offset by decreased network systems product revenues. Europe revenues increased as a result of an increase in video and voice communication product revenues, and to a lesser extent, increased service and network systems product revenues. Asia Pacific revenues increased primarily as a result of increases in voice communication product revenues and increased service revenues. These increases were partially offset by decreased video communication product revenues and network systems product revenues. Latin America revenues increased as a result of increased video and voice communication product revenues, and to a lesser extent, increases in services revenues. These increases were partially offset by a slight decrease in network systems product revenues.

No one customer accounted for more than 10% of our total net revenues or our Services segment revenues for each of the three months ended March 31, 2006 and 2005. For the three months ended March 31, 2006 and 2005, our Communications segment had one customer that represented approximately 10% and 12%, respectively, of Communications segment revenues. This customer is a channel partner, and we believe it is unlikely that the loss of this or any other channel partner would have a material adverse affect on consolidated revenues as we believe end-users would likely purchase our communications products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period. For the three months ended March 31, 2006, our Network Systems segment had two customers that represented approximately 15% and 13%, respectively, of Network Systems segment revenues. For the three months ended March 31, 2005, our Network Systems segment had one customer that represented approximately 14% of Network Systems segment product revenues. These customers are end users of our network systems products, and the revenues in this segment from end users are subject to more variability than our segment revenues from our reseller customers. The loss of one or more customers in the Network Systems segment could have a material adverse impact on our consolidated revenues.

We typically ship products within a short time after we receive an order, and, therefore backlog has not been a good indicator of future revenues. As of March 31, 2006, we had $34.5 million of order backlog as compared to $23.9 million at March 31, 2005. We include in backlog open product orders which we expect to ship or services which we expect to bill and record revenue for in the following quarter. Once billed, unrecorded service revenue is included in deferred revenue. We ended the first three months of 2006 with less backlog than we had at December 31, 2005, but a more significant amount of order backlog than our historical experience, primarily as a result of the level and timing of orders received and customer delivery dates requested outside of the current or first quarter. We believe that the current level of backlog will continue to fluctuate and is dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly, deferred revenue associated with our VSX products, and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline from current levels.

Cost of Revenues and Gross Margins

	Three Months Ended
$ in thousands	March 31, 2006	March 31, 2005	Increase (Decrease)
Product Cost of Revenues	$50,454	$41,382	22%
% of Product Revenues	36%	34%	2	pts
Product Gross Margins	64%	66%	(2	) pts
Service Cost of Revenues	$10,035	$9,625	4%
% of Service Revenues	53%	63%	(10	) pts
Service Gross Margins	47%	37%	10	pts
Total Cost of Revenues	$60,489	$51,007	19%
% of Total Revenues	38%	37%	1	pt
Total Gross Margins	62%	63%	(1	)pt

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments and an allocation of overhead expenses, including facilities and IT costs. Generally, Network Systems segment products have a higher gross margin than our Communications segment products. Cost of product revenues and product gross margins included a $0.3 million charge for stock-based compensation in the three months ended March 31, 2006.

Overall, product gross margins decreased by 2 percentage points in the three months ended March 31, 2006 as compared to the comparable period in 2005 primarily as a result of decreased margins in our Communications segment, partially offset by slightly increased margins in our Network Systems segment. Gross margins decreased in both video communications and voice communications due to product mix as well as increased departmental expenses related to stock compensation. Voice communications gross margins also decreased due to a shift in mix towards lower margin Voice-over-IP products. Gross margins in our Network Systems segment were slightly higher in the three months ended March 31, 2006 as compared to the comparable period in 2005 due to increased margins in audio network systems caused by a higher mix in the software content of these products. This was offset by decreased margins in both video network systems and network systems software due to decreased average selling prices and higher departmental expenses related to stock compensation.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our product gross margins. Cost of service revenues and service gross margins included a $0.4 million charge for stock-based compensation in the three months ended March 31, 2006.

Overall, service gross margins increased in the three months ended March 31, 2006 over the comparable period in 2005 as a result of revenues increasing at a faster pace than related service costs. Service gross margins were also favorably impacted by the amortization of deferred revenue associated with the first year of service on our VSX™ products that was included in the product price and amortized over the twelve months following shipment. This was offset partially by increased departmental expenses related to stock compensation.

Forecasting future gross margin percentages is difficult, and there are a number of risks associated with maintaining our current gross margin levels. Uncertainties surrounding revenue levels and related production level variances, competition, changes in technology, changes in product mix, litigation outcomes, variability of stock-based compensation costs, and the potential of resulting royalties to third parties, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty and recall costs and timing of sales over the next few quarters can cause our cost of revenues percentage to vary significantly. In addition, with the improvement in the economy, we may experience higher prices on commodity components that are included in our products, such as the cost increases for memory devices used in many of our products. We have also recently incurred cost increases in components that are required to be in compliance with the recent Restrictions on Hazardous Substances (RoHS) rules in Europe. Further, in late 2003 we began including one year of service with some of our video products which has lowered our gross margins for those products as a result of allocating a portion of our product revenue to deferred service revenue. However, service gross margins are favorably impacted when the deferred revenue is recorded as revenue. In addition, most, if not all, of our future products may also have one year of service included with the product, thereby potentially impacting product gross margins negatively, depending on the pricing model we establish for those products.

In addition, cost variances associated with the manufacturing ramp of new products, or the write-off of initial inventory purchases due to product launch delays or the lack of market acceptance of our new products could occur, which would increase our cost of revenues as a percentage of revenues. In addition to the uncertainties listed above, cost of revenues as a percentage of revenues may increase due to a change in our mix of distribution channels and the mix of international versus North American revenues. Cost of revenues will also increase in the remainder of 2006 as a result of increased compensation charges due to recording stock-based compensation expense beginning in the first quarter of 2006, as well as annual merit increases and incentive accruals.

Sales and Marketing Expenses

	Three Months Ended
$ in thousands	March 31, 2006	March 31, 2005	Increase
Expenses	$40,175	$34,215	17%
% of Total Revenues	25%	25%	—

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, stock-based compensation costs, advertising and promotional expenses, product marketing, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct marketing expenses, are not allocated to our segments. Sales and marketing expenses included a $1.4 million charge for stock-based compensation in the three months ended March 31, 2006.

Sales and marketing expense as a percentage of revenue was essentially flat for the three months ended March 31, 2006 as compared to the comparable period in 2005. The increase in absolute dollars in the three months ended March 31, 2006 over the same period last year was due primarily to an increase in sales commissions and co-op marketing charges as a result of improved sales volume, increases in our sales and marketing headcount due to overall expansion of our sales and marketing efforts as well as increased compensation charges due to recording stock-based compensation expense.

We believe we will incur increased expenses, especially advertising, to expand the overall market for, drive market penetration of, and increase the adoption rate of our technology and products and to educate potential end-users as to the desirability of these products over competing products. We expect to continue to increase our sales and marketing expenses in absolute dollar amounts as we expand North American and international markets and increase our sales coverage in existing markets, market new products and expand the public sector. In addition, sales and marketing expenses will continue to increase in 2006 over the 2005 levels as a result of increased compensation charges due to recording stock compensation expense which began in the first quarter of 2006, as well as annual merit increases and incentive accruals. Stock-based compensation costs are determined through the use of an option-pricing model that is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. Changes in these underlying factors and assumptions may result in significant variability in the stock-based compensation costs we record which makes such amounts difficult to accurately predict.

Research and Development Expenses

	Three Months Ended
$ in thousands	March 31, 2006	March 31, 2005	Increase
Expenses	$27,523	$21,842	26%
% of Revenues	18%	16%	2	pts

Research and development expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development expenses included a $1.8 million charge for stock-based compensation in the three months ended March 31, 2006.

The increase in research and development expenses as a percentage of revenues and in absolute dollars for the three months ended March 31, 2006, as compared to the comparable period in 2005 is due to planned headcount increases and program development expenses to support increased investment in new product initiatives as well as increased compensation charges related to annual merit increases, incentive accruals and stock-based compensation expense.

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

We believe that technological leadership is critical to our success, and we are committed to continuing a high level of research and development to develop new technologies and to combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. We expect that research and development expenses in absolute dollars will increase in the future. In addition, research and development expenses will continue to increase in 2006 over the 2005 levels as a result of increased compensation charges due to recording stock compensation expense which began in the first quarter of 2006, as well as annual merit increases and incentive accruals. Stock-based compensation costs are determined through the use of an option-pricing model that is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. Changes in these underlying factors and assumptions may result in significant variability in the stock-based compensation costs we record which makes such amounts difficult to accurately predict.

General and Administrative Expenses

	Three Months Ended
$ in thousands	March 31, 2006	March 31, 2005	Increase
Expenses	$10,177	$8,991	13%
% of Revenues	7%	7%	—

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, patent litigation costs, and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included a $1.2 million charge for stock-based compensation in the three months ended March 31, 2006.

As a percentage of revenues, general and administrative expenses remained flat for the three months ended March 31, 2006 as compared to the comparable period in 2005, due to the increase in revenues versus the year ago period. The increase in spending in absolute dollars in general and administrative in the three months ended March 31, 2006 over the comparable period in the prior year was primarily due to increased compensation charges related to annual merit increases, increased incentive accruals and stock-based compensation expense. This was partially offset by decreased infrastructure costs and outside services. In the three months ending March 31, 2006, the increase in compensation charges accounted for $2.0 million of the increase, which was partially offset by decreases in infrastructure costs and outside services of $0.8 million. The remaining changes are related to numerous smaller items.

Significant charges due to costs associated with litigation, including our ongoing litigation against Codian, or uncollectability of our receivables would increase our general and administrative expenses and negatively affect our profitability in the quarter they are recorded. Additionally, predicting the timing of bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to visibility of costs, including legal costs associated with defending claims against us as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors. We believe that our general and administrative expenses will likely continue to increase in absolute dollar amounts in the future primarily as a result of expansion of our administrative staff and other costs related to supporting a larger company, increased costs associated with regulatory requirements and our continued investments in international regions. In addition, general and administrative expenses will continue to increase in 2006 over the 2005 levels as a result of increased compensation charges due to recording stock compensation expense which began in the first quarter of 2006, as well as annual merit increases and incentive accruals. Stock-based compensation costs are determined through the use of an option-pricing model that is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. Changes in these underlying factors and assumptions may result in significant variability in the stock-based compensation costs we record which makes such amounts difficult to accurately predict.

Acquisition-Related Costs

We recorded a charge to operations of less than $0.1 million for each of the three month periods ended March 31, 2006 and 2005, respectively, for acquisition-related integration costs. These charges primarily include outside financial advisory, accounting, legal and consulting fees and other direct merger-related expenses. The 2006 charges are related to professional services costs to integrate DSTMedia, which we acquired in August 2005. The 2005 charges are primarily related to Voyant, acquired in January 2004, and additional professional service fees related to the ongoing liquidation of international PictureTel legal entities. If we acquire additional businesses in the future, we may incur material acquisition expenses related to these transactions.

Amortization of Purchased Intangibles

In the three months ended March 31, 2006 and 2005, we recorded $1.6 million and $1.8 million, respectively, in amortization of purchased intangibles related to the MeetU, Voyant and DSTMedia acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives which range from several months to eight years. The decrease in absolute dollars for the three months ended March 31, 2006 as compared to 2005 is primarily due to the purchased intangibles related to MeetU becoming fully amortized as of September 30, 2005 which was partially offset by the addition of purchased intangibles related to the DSTMedia acquisition in August of 2005.

Litigation Reserves and Payments

In the first quarter of 2005 we released a reserve of less than $0.1 million that was recorded in the third quarter of 2004 related to a tentative settlement of one employment claim.

Restructuring Costs

During the three months ended March 31, 2006, management approved a restructuring plan for eliminating or relocating certain positions throughout the Company but focused on the sales and general and administrative functions. The resulting actions are intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recorded a charge of approximately $0.6 million for the three months ended March 31, 2006 related to workforce reductions which had been communicated to the impacted employees during the period. The charges consist of severance and other employee termination benefits related to these workforce reductions which comprise less than 1 percent of the Company’s employees worldwide. Remaining payments related to these charges will occur primarily over the next three months.

Interest Income, Net

Interest income, net, consists of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts and imputed interest expense related to the present value of costs associated with closing facilities as part of the PictureTel acquisition and related integration plan. Imputed interest expense was $0.1 million for each of the three month periods ended March 31, 2006 and 2005. Interest income, net of interest expense, was $3.9 million and $2.7 million for the three months ended March 31, 2006 and 2005, respectively.

Interest income increased for the three months ended March 31, 2006 over the comparable period in the prior year primarily due to higher average investment returns partially offset by lower average cash and investment balances in the first quarter of 2006 due to our stock repurchase activity. Average interest rate returns on our cash and investments were 3.97% in the first quarter of 2006 compared to 2.33% for the first quarter of 2005.

Interest income, net could fluctuate for the remainder of 2006 due to movement in our cash balances and changes in interest rates related to monetary policy actions, if any, taken by the United States Federal Reserve Board. Our cash balance may decrease depending upon our stock purchase activity and other factors.

Gain (Loss) on Strategic Investments

For strategic reasons, we have made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. We evaluate a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At March 31, 2006 and December 31, 2005, these investments had a carrying value of $6.9 million and $5.9 million, respectively. In the three months ended March 31, 2006 and 2005, we made $1.0 million and $0.5 million of investments, respectively, in privately held companies and did not record any write-downs of existing investments in privately held companies. These investments are recorded in “Other assets” in our condensed consolidated balance sheets.

Provision for Income Taxes

Our overall effective tax rate for the three months ended March 31, 2006 is 33.0%, which resulted in a provision for income taxes of $6.9 million. The overall effective tax rate for the three months ended March 31, 2005 was 27.0%, which resulted in a provision for income taxes of $6.1 million. The increase in the effective tax rate was primarily the result of certain stock–based compensation expense which is not deductible for tax purposes combined with a decrease in the federal research and experimentation tax credit which expired on December 31, 2005.

We are required to separately report our results from discontinued operations net of tax. To do this requires an intraperiod allocation of total tax expense between continuing operations and discontinued operations in accordance with the accounting rules. Our tax rates may vary from quarter to quarter, depending on the results of operations. The adoption of SFAS 123(R) will also add increased unpredictability and variability to our future effective tax rates. Our continuing operations effective tax rate for the three months ended March 31, 2005 was 26.9%, which resulted in a corresponding provision for income tax of $6.0 million. There were no results for discontinued operations reported for the three months ended March 31, 2006.

Segment Information

A description of our products and services, as well as quarter-to-date financial data, for each segment can be found in Note 10 to the Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three months ended March 31, 2006 and 2005.

Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and to allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, general and administrative costs, such as legal and accounting costs, acquisition-related costs, amortization of purchased intangible assets, purchased in-process research and development costs, stock-based compensation costs, restructuring costs, litigation reserves and payments, interest income, net, other expense, net, and provision for income taxes.

Communications

	Three Months Ended
$ in thousands	March 31, 2006	March 31, 2005	Increase (Decrease)
Revenue	$114,751	$96,524	19%
Contribution margin	$53,590	$47,856	12%
Contribution margin as % of communication revenues	47%	50%	(3	) pts

Revenues from our Communications segment for the three months ended March 31, 2006 increased 19% over the same period of 2005, due primarily to increased sales volumes of our video and voice communications products. Video communications product revenues, which accounted for 6 percentage points of the overall increase, grew from $68.4 million for the three months ended March 31, 2005 to $74.2 million for the same period in 2006, increasing $5.8 million or 8% over the same period in 2005. The increase in video communications product revenues was due primarily to increased sales volumes of our group video systems, which consisted primarily of our VSX product family. Voice communications product revenues, which accounted for 13 percentage points of the overall increase, grew from $28.1 million for the three months ended March 31, 2005 to $40.6 million for the same period in 2006, increasing $12.5 million or 44% over the same period in 2005. The increase in voice communications product was due primarily to increased sales volumes of our Voice-over-IP products and circuit switched products.

International revenues, or revenues outside of Canada and the U.S., accounted for 46% and 47% of our total Communications segment revenues for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 and 2005, our Communications segment had one customer that represented approximately 10% and 12%, respectively, of Communications segment revenues. This customer is a channel partner, and we believe it is unlikely that the loss of this or any other channel partner would have a material adverse affect on consolidated revenues as we believe end-users would likely purchase our communications products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The contribution margin as a percentage of Communications segment revenues for the three months ended March 31, 2006 decreased to 45% as compared to 50% in the same period in 2005. The decrease in contribution margin was primarily due to lower gross margins for both our video and voice communication products as well as increases in engineering and direct marketing spending.

Direct marketing and engineering spending in the Communications segment will fluctuate depending upon the timing of product launches and marketing programs.

Network Systems

	Three Months Ended
$ in thousands	March 31, 2006	March 31, 2005	(Decrease)
Revenue	$23,917	$25,593	(7)%
Contribution margin	$7,181	$9,340	(23)%
Contribution margin as % of network systems revenues	30%	37%	(7	) pts

Revenues from our Network Systems segment for the three months ended March 31, 2006 decreased 7% over the same period in 2005 to $23.9 million, due primarily to decreased average selling prices on our video network systems and lower revenues from system upgrades. This decrease was partially offset by increases in revenues from our audio networking systems and software in the three months ended March 31, 2006 over the same period in 2005.

International revenues, or revenues outside of Canada and the U.S., accounted for 38% and 33% of total Network Systems revenues for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, our Network Systems segment had two customers that represented approximately 15% and 13%, respectively, of Network Systems segment revenues. For the three months ended March 31, 2005, our Network Systems segment had one customer that represented approximately 14% of Network Systems segment product revenues. These customers are end users of our network systems products, and the revenues in this segment from end users are subject to more variability than our segment revenues from our reseller customers. The loss of one or more customers in the Network Systems segment could have a material impact on our consolidated revenues.

The decrease in contribution margin as a percentage of Network Systems segment revenues for the three months ended March 31, 2006 as compared to the same period in 2005 is due primarily to increased engineering and direct marketing expenses as a percentage of revenues. This was partially offset by slightly higher gross margins due to increased margins in Audio Network Systems as a result of a higher mix of software content in those products.

Services

	Three Months Ended
$ in thousands	March 31, 2006	March 31, 2005	Increase
Revenue	$19,045	$15,401	24%
Contribution margin	$7,753	$4,666	66%
Contribution margin as % of services revenues	41%	30%	11	pts

Revenues from our Services segment for the three months ended March 31, 2006 increased 24% over the same period in 2005 to $19.0 million, due primarily to an increase in video maintenance services as a result of amortization of deferred revenue associated with the first year of service on our VSX product line, and increased video network systems services, and to a lesser extent, increases in audio network systems maintenance services. These increases were partially offset by decreases in iPower™-related services.

International revenues, or revenues outside of Canada and the U.S., accounted for 32% and 31% of total Service revenues for the three months ended March 31, 2006 and 2005, respectively. No one customer accounted for more than 10% of our total revenues for our Services segment for the three months ended March 31, 2006 or 2005.

Overall, the increase in the Services segment contribution as a percentage of Service segment revenues for the three months ended March 31, 2006 as compared to the same period in 2005 is due primarily to increased gross margins more than offsetting increases in operating expenses. Service gross margins increased for the three months ended March 31, 2006 as compared to the same period in 2005 as a result of revenue increasing at a faster pace than related service costs. Service gross margins in the three months ended March 31, 2006 were also favorably impacted by the amortization of deferred revenue associated with the first year of service on our VSX and V500 products that was included in the product price and amortized over the twelve month period following shipment. This impact was due to increased volumes of these products in the three months ended March 31, 2006 as compared to the same period in 2005.

Liquidity and Capital Resources

As of March 31, 2006, our principal sources of liquidity included cash and cash equivalents of $164.3 million, short-term investments of $133.3 million and long-term investments of $145.4 million. Substantially all of our short-term and long-term investments are comprised of U.S. government securities, state and local government securities and corporate debt securities. See Note 12 of Notes to our Condensed Consolidated Financial Statements. In addition, we have a $25.0 million line of credit with a bank which was unused at March 31, 2006; however, we do have outstanding letters of credit totaling approximately $1.3 million, of which $1.2 million are secured by this line of credit.

We generated cash from operating activities totaling $26.1 million in the three months ended March 31, 2006, compared with $8.8 million in the comparable period of 2005. The increase in cash provided from operating activities for the three months ended March 31, 2006 versus the comparable period of 2005 was due primarily to increases in net income and non-cash expenses and other accrued liabilities, decreases in inventories as well as a smaller increase in trade receivables and a smaller decrease in accounts payable. Offsetting these positive effects were a smaller decrease in prepaid expenses and other assets and a decrease in taxes payable.

The total net change in cash and cash equivalents for the three months ended March 31, 2006 was a decrease of $25.0 million. The primary uses of cash during this period were $52.4 million for purchases of our common stock, $8.3 million in purchases of investments, net of sales and maturities, and $4.0 million for purchases of property and equipment. The primary sources of cash were $26.1 million from operating activities and $13.7 million associated with the exercise of stock options and purchases under the employee stock purchase plan. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses (such as depreciation, amortization, the provision for doubtful accounts, inventory write-downs for excess and obsolescence, non-cash stock based compensation, gain from sale of discontinued operations, amortization of unearned stock-based compensation, loss on strategic investments, the purchase of in-process research and development and the tax benefits from the exercise of employee stock options), reductions in inventories and increases in prepaid expenses and other assets as well as other accrued liabilities. Offsetting the positive effect of these items were net increases in trade receivables and net decreases in accounts payable and taxes payable. Our days sales outstanding, or DSO, metric was 43 days at March 31, 2006 as compared to 46 days at March 31, 2005. This decrease in DSO was due primarily to a revenue linearity shift in the last month of the quarter. We expect that DSO will remain at these levels, but could also increase as a result of fluctuations in revenue linearity and increases in receivables from service providers and government entities who have longer payment terms of 45 and 60 days, respectively, compared to the normal 30 day terms. Inventory turns decreased slightly from 5.7 turns at March 31, 2005 to 5.3 turns at March 31, 2006. The reduction in turns primarily reflects increased inventory levels to support shortened lead times and increased product mix. We believe inventory turns will continue to fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a greater mix of ocean freight versus air freight to reduce freight costs. Additionally, payments we make for income taxes may increase during the remainder of 2006 as our available net operating losses are depleted.

As part of the DSTMedia acquisition, DSTMedia shareholders may receive up to an additional $20.0 million of consideration through 2008, payable in cash, based on the achievement of certain financial milestones relating to the operating results of DSTMedia. DSTMedia’s results of operations have been included in our results of operations since August 25, 2005.

From time to time, the Board of Directors has approved plans to purchase shares of our common stock in the open market. During the three months ended March 31, 2006 and 2005, we purchased approximately 2.7 million and 1.5 million shares, respectively, of our common stock in the open market for cash of $52.4 million and $25.0 million, respectively. As of March 31, 2006, we were authorized to purchase up to an additional $67.0 million under the 2005 share repurchase plan.

At March 31, 2006, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $71.0 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

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

The table set forth below shows, as of March 31, 2006, the future minimum lease payments, net of estimated sublease income of $1.2 million through June 2007, due under our current lease obligations. For example, we lease an approximately 152,000 square foot building which is fully subleased to a third party for a term that is concurrent with the term of our lease obligation. As a result we are not currently showing a lease obligation related to this facility. If this sublease were to be terminated, or if the tenant defaulted on payment, we would incur additional lease payments that would negatively impact our operating results and overall cash flows. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of March 31, 2006 are as follows (in thousands):

Year ending March 31,	Gross Minimum Lease Payments	Estimated Sublease Receipts	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long- Term Liabilities	Purchase Commitments
Remainder of 2006	$10,370	$(790)	$9,580	$3,522	$—	$66,960
2007	9,805	(403)	9,402	3,408	2,092	3,381
2008	6,300	—	6,300	1,874	294	624
2009	5,783	—	5,783	1,747	21	—
2010	5,639	—	5,639	1,640	145	—
Thereafter	10,708	—	10,708	3,530	7,090	—

Total payments	$48,605	$(1,193)	$47,412	$15,721	$9,642	$70,965

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

Off-Balance Sheet Arrangements

As of March 31, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our process used to develop estimates, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We review our allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

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

Stock-based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options, employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) and performance shares based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $5.2 million, which consisted of stock-based compensation expense related to equity awards related to the 2004 Equity Incentive Plan (“employee equity awards”) and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”). There was no stock-based compensation expense related to employee equity awards or employee stock purchases recognized during the three months ended March 31, 2005. See Note 9 to the Condensed Consolidated Financial Statements for additional information.

Upon adoption of SFAS 123(R), we began estimating the value of employee equity awards and employee stock purchases on the date of grant using a Black-Scholes option pricing model. Prior to the adoption of SFAS 123(R), the value of each employee equity awards and employee stock purchases was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee equity award and employee stock purchase exercise behaviors. The use of a Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and expected life.

	Three Months Ended March 31, 2006
	Stock Options	Employee Stock Purchase Plan
Expected volatility	37.62%	38.62%
Risk-free interest rate	4.56%	4.60%
Expected dividends	0.0%	0.0%
Expected life (yrs)	4.03	0.49

In 2006, we used the implied volatility for one-year traded options on our stock as the expected volatility assumption required in the Black-Scholes model consistent with SFAS 123(R) and SAB 107. Prior to fiscal 2006, we had used our historical stock price volatility in accordance with SFAS 123 for purposes of our pro forma information. The selection of the implied volatility approach was based upon the availability of actively traded options on our stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of our employee stock options and employee stock purchases. The dividend yield assumption is based on our history of not paying dividends and the resultant future expectation of dividend payouts. The expected life assumptions are based on actual and projected employee stock option exercise behaviors and the purchase periods of our employee stock purchase plan.

As stock-based compensation expense recognized in the Condensed Statement of Operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the stock-based compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

Deferred and Refundable Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the condensed consolidated statement of operations. As of March 31, 2006, we have $48.4 million in net deferred tax assets. In order to fully utilize these deferred tax assets we need to generate sufficient amounts of future U.S. taxable income. We believe based upon our financial projections that it is more likely than not that we will generate sufficient future taxable income to utilize these assets and therefore, as of March 31, 2006, we have not established a valuation allowance against these assets.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and

Condensed Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Fair Value of Assets Acquired and Liabilities Assumed in Purchase Combinations

The purchase combinations completed require us to identify and estimate the fair value of the assets acquired, including intangible assets other than goodwill, and liabilities assumed in the combinations. These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. For example, in the PictureTel acquisition, we identified vacated or redundant facilities that we intended to sublease or for which we intended to negotiate a lease termination settlement. The allocation period for all material acquisitions, as defined in Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”, has been completed. Therefore, if actual costs, other than the payment of certain earn-outs, exceed our estimates, these charges would be recognized in our Condensed Consolidated Statements of Operations. If actual costs are less than our estimates, these charges would continue to be recognized as an adjustment to goodwill.

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

In the fourth quarter of 2005, we completed our annual goodwill and purchased intangibles impairment tests. The assessment of goodwill impairment was conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. Based on the results of these impairment tests, we determined that our goodwill assets was not impaired as of December 31, 2005. The assessment of purchased intangibles impairment was conducted by first estimating the undiscounted expected future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows were less than the carrying amounts, impairment existed, and future cash flows were discounted and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. Based on the results of the 2005 impairment test, we determined that certain purchased intangible assets acquired as part of the Voyant acquisition had been impaired as of December 31, 2005, and we recorded an impairment charge of approximately $1.9 million. We plan to conduct our annual impairment tests in the fourth quarter of every year, unless impairment indicators exist sooner. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill and purchased intangible impairment tests.

Non-marketable Securities

We periodically make strategic investments in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. These investments had a carrying value of $6.9 million as of March 31, 2006. There were no amounts permanently written down in the three months ended March 31, 2006 or 2005.

Derivative Instruments

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For derivative instruments that are not designated as accounting hedges, changes in fair value are recognized in earnings in the period of change. We do not hold or issue derivative financial instruments for speculative trading purposes. We enter into derivatives only with counterparties that are among the largest U.S. banks, ranked by assets, in order to minimize our credit risk.

Recent Accounting Pronouncements

No recent accounting pronouncements have been issued which would currently have a material effect on our consolidated financial position, results of operations or cash flow.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and bank borrowings. The investment portfolio includes highly liquid, high-quality instruments. Some investments in the portfolio may contain an embedded derivative, and interest rate hedges may be placed if they are tied to a specific investment or group of investments in accordance with our Investment Policy; however, they are generally not significant. We may occasionally use forward contracts as a hedge against currency exchange rate fluctuations, which may affect the value of trade receivables billed in currencies other than the United States dollar. As of March 31, 2006, we have no open foreign currency hedging contracts.

The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected in our condensed consolidated balance sheets based on the short maturities of these financial instruments. Short-term and long-term investments consist of U.S., state and municipal government obligations and foreign and domestic public corporate debt securities. If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale takes place.

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents, held at March 31, 2006 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

Issuer	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$109,214	$109,027	$108,840	$108,652	$108,465
State and local governments	29,677	29,626	29,575	29,524	29,473
Corporate debt securities	140,746	140,504	140,263	140,021	139,780

Total	$279,637	$279,157	$278,678	$278,197	$277,718

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

Issuer	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$109,027	$108,933	$108,840	$108,746	$108,652
State and local governments	29,626	29,600	29,575	29,550	29,524
Corporate debt securities	140,504	140,384	140,263	140,141	140,022

Total	$279,157	$278,917	$278,678	$278,437	$278,198

Until January 2006, a substantial majority of our sales were denominated in U.S. dollars. Effective January 1, 2006, we commenced selling our products and services in our European and United Kingdom regions in Euros and British Pounds, which has increased our foreign currency exchange rate fluctuation risk. Based on our overall currency rate exposure at March 31, 2006, a near-term 10% appreciation or depreciation in the U.S. Dollar, relative to our foreign local currencies, would have an immaterial effect on our financial position, results of operations and cash flows. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. While we do not hedge for speculative purposes, in the event that a significant transaction were due in a foreign currency, we might enter into a foreign currency forward exchange contract for hedging purposes. As our exposure to foreign currency exchange rate fluctuations increases, we may begin a hedging program.

There were no forward contracts outstanding as of March 31, 2006 or December 31, 2005.

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

There was no change in our internal control over financial reporting that occurred during the first quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OR ALL OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE SIGNIFICANTLY DUE TO ANY OF THESE RISKS, AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. IN ASSESSING THESE RISKS, INVESTORS SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

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

Competition that we face in certain of our international markets is different than that we face in North America and is currently based principally on price. For instance, we have noted additional competitors and increased pricing pressures in China, India and other parts of Asia contributing to the flat revenues that we have seen in Asia in the first and second quarters of 2005 and decreased revenues in the third quarter of 2005 as compared to the respective year ago periods. Although we had improved sequential performance in Asia in the fourth quarter of 2005 and first quarter of 2006, revenues in the fourth quarter of 2005 were lower than the comparable year ago period, and we still see increased competition in this region, particularly in China. If such trends continue or if we are unable to compete effectively in these regions in terms of price, technology, product offerings or marketing strategies, our overall financial results may suffer.

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

We have lost group video conferencing sales opportunities to our competitors, including to competitors in China who sell at lower price points. Although we saw improved performance in China in the fourth quarter of 2005, we experienced a decrease in the first quarter of 2006 and expect to continue to face stiff competition, and our competitors may gain market share from us, due in part to their strategic relationships and their latest product offerings. In addition, we believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Hewlett-Packard, IBM, Microsoft, and WebEx that enable web-based or network-based video and collaboration communications. In addition, Cisco, Hewlett-Packard, IBM, Microsoft or another large multi-national company with resources substantially larger than ours, could enter any of our markets through acquisition of a direct competitor, which would significantly change the competitive landscape.

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

Our video network systems business has significant direct competition from RADVISION, and a number of other companies, including Cisco Systems, who resells RADVISION’s products, Tandberg, and Huawei, as well as from various smaller or new industry entrants. Our video network systems product revenues have declined sequentially since the fourth quarter of 2004 and could continue to decline in 2006 as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures. Our audio network systems business has significant competition from companies such as Avaya, Cisco, and Compunetix, which we continued to see in 2005. Although we intend to launch new network services product offerings, these new product offerings may be delayed or may not have as much of a positive impact on our network systems revenues as we anticipate.

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

We operate in a high technology industry which is subject to rapid and frequent technology and market demand changes. These changes can often render existing or developing technologies obsolete. In addition, the introduction of new products and any related actions to discontinue existing products can cause existing inventory to become obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the recorded value of existing inventory is greater than its fair market value, such as we experienced in the fourth quarter of 2005 with excess ViewStation inventory. Also, the pace of change in technology development and in the release of new products has increased and is expected to continue to increase. If sales of one of these products has an unplanned negative effect on sales of another of our products, it could significantly increase the inventory levels of the negatively impacted product. For each of our products, the potential exists for new products to render existing products obsolete, cause inventories of existing products to increase, cause us to discontinue a product or reduce the demand for existing products.

Since 2001, we have purchased several businesses, which together include goodwill valued at approximately $359.1 million and other purchased intangible assets valued at approximately $18.8 million as of March 31, 2006. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high technology industry occur frequently and quickly. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values, as we did in the fourth quarter of 2005, when we wrote down certain intangible assets associated with our acquisition of Voyant in the amount of $1.9 million. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have recorded cumulative charges against earnings totaling $14.1 million associated with the impairment of these investments, including $1.6 million in the fourth quarter of 2005. As of March 31, 2006, our investments in private companies are valued at $6.9 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

Our quarterly operating results have fluctuated in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control. These factors include:

•	fluctuations in demand for our products and services, principally due to (i) the changing global economic environment, (ii) increased competition as we have seen in Asia across all product lines and globally with respect to video and network systems product lines, and (iii) the development of new partnerships, such as the relationships between Tandberg and Cisco and Sony and Cisco in our video product line;

•	the prices and performance of our products and those of our existing or potential new competitors, which can change rapidly due to technological innovations;

•	the timing, size and mix of the orders for our products;

•	whether growth of our VoIP product sales will negatively impact sales of our circuit-switched products and whether VoIP product sales will serve as an effective driver for sales of our IP-based video solutions, as we anticipate;

•	the adoption of the new accounting pronouncement, SFAS 123(R), “Share-Based Payments” that requires us to record compensation expense for shares issued under our stock plans began in the first quarter of 2006, resulted in $3.5 million of stock compensation expense, net of tax, in the quarter ended March 31, 2006, and will continue to have a material impact on our results of operations;

•	slowing sales by our channel partners to their customers, which places further pressure on our channel partners to minimize inventory levels and reduce purchases of our products;

•	changes to our channel partner programs, contracts and strategy that could result in a reduction in the number of channel partners or could cause more of our channel partners to add our competitors’ products to their portfolio;

•	the level and mix of inventory that we hold to meet future demand;

•	fluctuations in the level of international sales and our exposure to the impact of international currency fluctuations on both revenues and expenses;

•	dependence on third party manufacturers and associated manufacturing costs;

•	the magnitude of any costs that we must incur in the event of a product recall, such as our recent voluntary recall in the first quarter of 2006 of the lithium ion batteries in our SoundStation 2W products, or of costs associated with product warranty claims;

•	the impact of seasonality on our various product lines and geographic regions;

•	the impact of greater exposure to foreign currency fluctuations due to an increasing number of our product sales being denominated in non-U.S. dollar currencies; and

•	adverse outcomes in intellectual property matters and the costs associated with asserting and enforcing our intellectual property portfolio.

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

Further, we are currently making changes to our channel partner contracts in Asia and we may elect to make additional changes to our channel partner contracts in Europe and Latin America, which could result in a change in the number and mix of channel partners, a smaller number of channel partners, and the same channel upset we experienced in North America when similar changes were made.

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

Our future success will depend in part on our continued ability to hire, assimilate and retain qualified personnel. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel. The threat of such liability could make it more difficult to identify, hire and retain highly-skilled management personnel. In addition, from time to time, we may also decide to replace certain key personnel, such as we did recently in Asia by bringing in an interim managing director for the region and ultimately transitioning to a new regional sales vice president. We have also recently made changes in certain senior management positions. For example, in April 2006, we hired a new Senior Vice President and General Manager, Network Systems, and his predecessor is transitioning into a new role as Senior Vice President, Strategy. Such transitions may be disruptive to the affected function and our business, possibly on a longer term basis than we expected, and could divert management’s attention from other ongoing business concerns. Further, we have relied on our ability to grant stock options as a means of recruiting and retaining highly skilled personnel. Recent accounting regulations requiring the expensing of stock options will impair our future ability to provide these incentives without incurring significant compensation costs. The loss of any key employee, such as the pending departure of our worldwide senior vice president of sales, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, particularly technical and management, as needed, could harm our business.

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

We had a liability of approximately $3.6 million at March 31, 2006 related to vacant and redundant facilities in connection with our acquisition of PictureTel, which is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. For example, we have an approximately 152,000 square foot building which is fully subleased to a third party for the length of our lease obligation. If this tenant were unable to fulfill, for any reason, their contractual obligations under the sublease, we would incur additional charges to operations which would harm our business. In addition, until our vacated and redundant facilities are subleased or the lease obligations for these facilities are terminated, we will continue to pay the contractual lease and facility operating expense obligations without any sublease income to offset these costs. Further, in the event that we agree to sublease a facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow up to and potentially exceeding our recorded liability at the time of such transaction, which would harm our operating cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

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

Although, to date, a substantial majority of our international sales have been denominated in U.S. currency, we expect that a growing number of sales will be denominated in non-U.S. currencies as more international customers request billing in their currency. For example, effective January 1, 2006, we began denominating a portion of our European product sales in Euros and our United Kingdom product sales in British Pounds. In addition, some of our competitors currently invoice in foreign currency, which could be a disadvantage to us in those markets where we do not. Our international operating expenses are denominated in foreign currency. As a result of these factors, we expect our business will be significantly more vulnerable to currency fluctuations, which could adversely impact our results of operations. For instance, in 2003 and 2004, our operating costs internationally increased as a result of the weakness in the U.S. dollar. These currency fluctuations were recorded in other income (expense) in our Condensed Consolidated Statement of Operations. We will continue to evaluate whether to, and are likely to decide to, expand the type of products we sell in selected foreign currencies in addition to the Euro and British Pound or may, for specific customer situations, choose to sell our products in foreign currencies, thereby further increasing our foreign exchange risk.

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

Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. Because of such limited sources for component parts, we may have little or no ability to procure these parts on favorable pricing terms. We also obtain certain plastic housings, metal castings, batteries, and other components from suppliers located in China and certain Southeast Asia countries, and any political or economic instability in that region in the future, quarantines or other disruptions associated with infectious diseases, or future import restrictions, may cause delays or an inability to obtain these supplies. Further, we have suppliers in Israel and the military action in Iraq or war with other Middle Eastern countries perceived as a threat by the United States government may cause delays or an inability to obtain supplies for our network systems products. We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. Some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In addition, companies with limited or uncertain financial resources manufacture some of these components. Further, we do not always have direct control over the supply chain, as many of our component parts are procured for us by our contract manufacturers. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components, develop alternative sources as needed, or companies with limited financial resources go out of business, our operating results could be seriously harmed. Moreover, our operating results would be seriously harmed by receipt of a significant number of defective components, an increase in component prices, such as the recent increases for components that are in compliance with the Restrictions on Hazardous Substances (RoHS) rules in Europe, or our inability to obtain lower component prices in response to competitive price reductions. Additionally, our video communications products are designed based on integrated circuits produced by Philips Semiconductor and Equator Technologies, a subsidiary of Pixelworks Inc., and cameras produced by Sony. If we could no longer obtain integrated circuits or cameras from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we cannot assure you that we would be successful in obtaining these components from alternative sources in a timely or cost-effective manner. Additionally, both Sony and Philips compete with us in the video communications industry, which may adversely affect our ability to obtain necessary components. The failure to obtain adequate supplies of vital components could prevent or delay product shipments, which could harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products. Any delays in the availability of these key components could harm our business. In addition, the business failure or financial instability of any supplier of these components could adversely affect our cash flows if we were to expend funds in some manner to ensure our supply of those components.

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

We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, Delcom, Mitsubishi, Simtrol, Skelmir, SNMP, and Software House, video algorithm protocols from DSP, UB Video and Flextronics, Windows software from Microsoft, development source code from Avaya, Hughes Software Systems, Ltd., In Focus Systems Inc., Nokia, Surf, Vocal Technologies Ltd. and Windriver, audio algorithms from D2 and Nortel Networks, Sipro, Telogy and Voiceage, and communication software from Konexx and RADVISION. In addition, certain of our products are developed and manufactured based largely or solely on third-party technology. These third-party software licenses and arrangements may not continue to be available to us on commercially reasonable or competitive terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business and results of operations. Further, if we are unable to obtain necessary technology licenses on commercially reasonable or competitive terms, we could be prohibited from marketing our products, could be forced to market products without certain features, or could incur substantial costs to redesign our products, defend legal actions, or pay damages.

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

Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, in 2005, we were not required to record stock-based compensation charges to earnings in connection with stock options grants to our employees. However, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), “Stock-Based Payments,” which now requires us to record stock-based compensation charges to earnings for employee stock option grants commencing in the first quarter of 2006. Such charges negatively impacted our earnings in the three months ended March 31, 2006 and will negatively impact our future earnings. For instance, the Company expects the compensation charges under SFAS 123(R) to reduce net income by approximately $15 to $20 million for fiscal 2006. In addition, future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense and make such amounts difficult to predict accurately.

Changes in tax rates could affect our future results.

The Company’s future effective tax rates could be favorably or unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company’s deferred tax assets and liabilities, or changes in tax laws or their interpretation. For instance, we recently announced an increase in our expected tax rate in 2006 due to the current lapse in the U.S. research and development tax credit, which may in fact adjust down again if the tax credit gets reinstated. The adoption of SFAS 123(R) will also add more unpredictability and variability to our future effective tax rates.

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

In addition, as we manage our business and focus on shorter shipment lead times for certain of our products and implement freight cost reduction programs, our inventory levels may increase, resulting in decreased inventory turns that could negatively impact our cash flow. For example, our inventory turns decreased from 7.7 turns in the fourth quarter of 2004 to 5.3 turns in the first quarter of 2006, and this trend may continue in future operating periods.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity during the first quarter ended March 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
1/01/06 to 1/31/06	—	—	—	$119,373,000
2/01/06 to 2/28/06	2,719,272	$19.27	2,719,272	$66,967,000
3/01/06 to 3/31/06	—	—	—	$66,967,000

Total	2,719,272	$19.27	2,719,272

On August 9, 2005, the Company announced that the Board of Directors had approved a $250 million share repurchase plan, which superseded all prior share repurchase plans, under which it would purchase shares in the open market from time to time. As of March 31, 2006, under the 2005 share repurchase plan, the Company had purchased approximately 10.8 million shares of its common stock in the open market for cash of $183.0 million. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2005 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6.	EXHIBITS

10.1 +#	Transition and Separation Agreement, dated August 25, 2005, by and between the Registrant and Kim Niederman.

10.2 +#	Amendment to Transition and Separation Agreement, dated as of January 25, 2006, by and between the Registrant and Kim Niederman.

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested with respect to certain portions of these agreements.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2006	POLYCOM, INC.

/S/ ROBERT C. HAGERTY
Robert C. Hagerty
President and Chief Executive Officer
(Principal Executive Officer)

/S/ MICHAEL R. KOUREY
Michael R. Kourey
Senior Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)

/S/ LAURA J. DURR
Laura J. Durr
Vice President and Worldwide Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1 +#	Transition and Separation Agreement, dated August 25, 2005, by and between the Registrant and Kim Niederman.

10.2 +#	Amendment to Transition and Separation Agreement, dated as of January 25, 2006, by and between the Registrant and Kim Niederman.

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested with respect to certain portions of these agreements.

#	Indicates management contract or compensatory plan or arrangement.