Form 10-Q
period 2006-06-30
POLYCOM INC
filed 2006-08-07
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

There were 88,197,353 shares of the Company’s Common Stock, par value $.0005, outstanding on July 31, 2006.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$197,778	$189,271
Short-term investments	200,247	88,191
Trade receivables, net of allowance for doubtful accounts of $2,202 and $2,208 at June 30, 2006 and December 31, 2005, respectively	77,949	69,419
Inventories	42,140	45,782
Deferred taxes	31,407	31,407
Prepaid expenses and other current assets	15,365	13,668

Total current assets	564,886	437,738
Property and equipment, net	36,205	35,293
Long-term investments	89,394	182,942
Goodwill	358,976	359,071
Purchased intangibles, net	17,161	20,332
Deferred taxes	16,985	17,070
Other assets	19,490	18,954

Total assets	$1,103,097	$1,071,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$47,193	$46,882
Accrued payroll and related liabilities	18,692	13,092
Taxes payable	62,840	60,784
Deferred revenue	44,724	37,908
Other accrued liabilities	33,347	32,832

Total current liabilities	206,796	191,498
Long-term deferred revenue	15,310	12,915
Other long-term liabilities	9,907	10,118

Total liabilities	232,013	214,531

Stockholders’ equity
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; Issued and outstanding: 1 share at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.0005 par value; Authorized: 175,000,000 shares; Issued and outstanding: 87,824,911 shares at June 30, 2006 and 88,755,371 shares at December 31, 2005	43	43
Additional paid-in capital	841,714	826,262
Cumulative other comprehensive loss	(899)	(1,308)
Retained earnings	30,226	31,872

Total stockholders’ equity	871,084	856,869

Total liabilities and stockholders’ equity	$1,103,097	$1,071,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues:
Product revenues	$144,841	$125,798	$283,509	$247,915
Service revenues	20,114	16,887	39,159	32,288

Total revenues	164,955	142,685	322,668	280,203

Cost of revenues:
Cost of product revenues (includes stock based compensation expense under SFAS 123(R) of $401 and $749 for the three and six months ended June 30, 2006, respectively, and $0 for both the three and six months ended June 30, 2005)	52,495	43,586	102,949	84,968
Cost of service revenues (includes stock based compensation expense under SFAS 123(R) of $477 and $881 for the three and six months ended June 30, 2006, respectively, and $0 for both the three and six months ended June 30, 2005)	10,932	10,066	20,967	19,691

Total cost of revenues	63,427	53,652	123,916	104,659

Gross profit	101,528	89,033	198,752	175,544

Operating expenses:
Sales and marketing (includes stock based compensation expense under SFAS 123(R) of $1,785 and $3,225 for the three and six months ended June 30, 2006, respectively, and $0 for both the three and six months ended June 30, 2005)	41,937	36,012	82,112	70,227
Research and development (includes stock based compensation expense under SFAS 123(R) of $1,973 and $3,739 for the three and six months ended June 30, 2006, respectively, and $0 for both the three and six months ended June 30, 2005)	28,757	22,615	56,280	44,457
General and administrative (includes stock based compensation expense under SFAS 123(R) of $1,697 and $2,940 for the three and six months ended June 30, 2006, respectively, and $0 for both the three and six months ended June 30, 2005)	11,622	9,377	21,799	18,368
Acquisition-related costs	40	62	85	128
Amortization of purchased intangibles	1,601	1,715	3,189	3,522
Litigation reserves and payments	—	(65)	—	(93)
Restructuring costs	—	(10)	555	(10)

Total operating expenses	83,957	69,706	164,020	136,599

Operating income	17,571	19,327	34,732	38,945
Interest income, net	4,608	3,154	8,526	5,898
Gain on strategic investments	—	4,515	—	4,510
Other income, net	870	191	734	132

Income from continuing operations before provision for income taxes	23,049	27,187	43,992	49,485
Provision for income taxes	8,046	7,322	14,957	13,327

Income from continuing operations	15,003	19,865	29,035	36,158
Gain from sale of discontinued operations, net of taxes	—	127	—	232

Net income	$15,003	$19,992	$29,035	$36,390

Basic net income per share:
Income per share from continuing operations	$0.17	$0.21	$0.33	$0.37
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—

Basic net income per share	$0.17	$0.21	$0.33	$0.37

Diluted net income per share:
Income per share from continuing operations	$0.17	$0.20	$0.32	$0.37
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—

Diluted net income per share	$0.17	$0.20	$0.32	$0.37

Weighted average shares outstanding for basic net income per share calculation	87,829	97,243	87,953	97,962
Weighted average shares outstanding for diluted net income per share calculation	89,761	98,484	89,553	99,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income	$29,035	$36,390
Adjustments:
Gain from sale of discontinued operations, net of taxes	—	(232)
Depreciation and amortization	10,337	10,176
Amortization of purchased intangibles	3,189	3,522
Provision for doubtful accounts	59	—
Provision (benefit) for excess and obsolete inventories	(92)	(830)
Non-cash stock-based compensation	11,534	—
Excess tax benefit from stock based compensation	(2,273)	—
Amortization of unearned stock-based compensation	—	35
Loss on disposal of property and equipment	85	92
Gain on strategic investments	—	(4,510)
Changes in assets and liabilities, net of the effects of acquisitions:
Trade receivables	(8,605)	(2,312)
Inventories	3,719	(7,926)
Prepaid expenses and other assets	(2,110)	920
Accounts payable	311	(9,115)
Taxes payable	4,228	11,152
Other accrued liabilities	15,304	3,587

Net cash provided by operating activities	64,721	40,949

Cash flows from investing activities:
Purchases of property and equipment	(10,443)	(9,221)
Purchases of investments	(364,042)	(184,090)
Proceeds from sale and maturity of investments	344,933	231,294
Proceeds from sale of discontinued operations	—	365
Net cash received in purchase acquisition	—	69

Net cash (used in) provided by investing activities	(29,552)	38,417

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	23,470	5,429
Purchase and retirement of common stock	(52,405)	(49,992)
Excess tax benefit from stock based compensation	2,273	—

Net cash used in financing activities	(26,662)	(44,563)

Net increase in cash and cash equivalents	8,507	34,803
Cash and cash equivalents, beginning of period	189,271	96,331

Cash and cash equivalents, end of period	$197,778	$131,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Certain previously reported amounts have been reclassified to conform to the current period presentation.

2. SIGNIFICANT ACCOUNTING POLICY UPDATE

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including equity awards related to the 2004 Equity Incentive Plan (“employee equity awards”) and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Condensed Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Condensed Consolidated Statements of Operations, other than as related to acquisitions, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. Stock-based compensation expense related to acquisitions was less than $0.1 million for the three and six months ended June 30, 2005.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three months and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months and six months ended June 30, 2006 was $6.3 million and $11.5 million, respectively, which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation costs to expense from the accelerated approach to the straight-line method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach while compensation expense for all share-based payment awards related to stock options and employee stock purchase rights granted subsequent to December 31, 2005 are recognized using the straight-line method. Compensation expense for all share-based payment awards related to performance shares granted subsequent to December 31, 2005 are recognized using the graded vesting method. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

In accordance with the sale, Verilink paid the Company $0.2 million and $0.4 million related to ten percent of Verilink’s revenues from the sale of NetEngine products during the three months and six months ended June 30, 2005. During the three months and six months ended June 30, 2005, the Company recorded an after-tax gain of $0.1 million and $0.2 million as a result of this transaction, which is included in “Gain from sale of discontinued operations” on the Condensed Consolidated Statements of Operations.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. INVENTORIES

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$2,806	$2,741
Work in process	645	386
Finished goods	38,689	42,655

	$42,140	$45,782

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

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the Condensed Consolidated Balance Sheets, during the periods are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Balance at beginning of period	$8,400	$8,309	$8,053	$8,823
Accruals for warranties issued during the period	2,533	2,034	6,260	4,628
Actual warranty charges incurred during the period	(2,862)	(2,552)	(6,242)	(5,660)

Balance at end of period	$8,071	$7,791	$8,071	$7,791

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on all of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Changes in deferred maintenance revenue, of which $33.4 million and $23.9 million is short-term and included as a component of “Deferred revenue” as of June 30, 2006 and 2005, respectively, and $13.3 million and $8.9 million is long-term and is included in “Long-term deferred revenue” as of June 30, 2006 and 2005, respectively, on the Condensed Consolidated Balance Sheets, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Balance at beginning of period	$44,717	$30,119	$38,741	$26,021
Additions to deferred maintenance revenue	19,711	18,078	42,183	34,973
Amortization of deferred maintenance revenue	(17,712)	(15,390)	(34,208)	(28,187)

Balance at end of period	$46,716	$32,807	$46,716	$32,807

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The cost of providing maintenance services for the three months ended June 30, 2006 and 2005 was $10.3 million and $9.4 million, respectively. The cost of providing maintenance services for the six months ended June 30, 2006 and 2005 was $19.7 million and $18.5 million, respectively.

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

6. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Accrued expenses	$5,800	$7,268
Accrued co-op expenses	7,172	5,146
Acquisition related reserves and restructuring cost reserves	1,992	1,894
Warranty obligations	8,071	8,053
Sales tax payable	3,905	3,862
Employee stock purchase plan withholding	2,701	2,666
Other accrued liabilities	3,706	3,943

	$33,347	$32,832

7. BANK LINE OF CREDIT

The Company has available a $25 million revolving line of credit with a bank under an agreement dated December 3, 2005. Borrowings under the line are unsecured and bear interest at the bank’s prime rate (8.25% at June 30, 2006) or at the London interbank offered rate (LIBOR) plus 0.65% (approximately 5.98% to 6.13%, depending on the term of the borrowings at June 30, 2006). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. The line of credit expires on December 3, 2007.

As of June 30, 2006, there were no balances outstanding under the line of credit; however, the Company has outstanding letters of credit which total approximately $1.3 million at June 30, 2006, of which $1.2 million is secured by this line of credit. The Company was in compliance with all applicable financial covenants and restrictions for the periods presented.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

A reconciliation of the numerator and denominator of basic and diluted net income per share from continuing operations is provided as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Numerator—basic and diluted net income per share from continuing operations:
Net income from continuing operations (1)	$15,003	$19,865	$29,035	$36,158

Denominator—basic and diluted net income per share from continuing operations:
Weighted average shares used to compute basic net income per share from continuing operations	87,829	97,243	87,953	97,962
Effect of dilutive securities:
Common stock options	1,806	1,241	1,537	1,364
Contingently issuable shares for Circa earnout	126	—	63	—

Total shares used in calculation of diluted net income per share from continuing operations	89,761	98,484	89,553	99,326

Basic net income per share from continuing operations	$0.17	$0.21	$0.33	$0.37

Diluted net income per share from continuing operations	$0.17	$0.20	$0.32	$0.37

(1)	Net income for the three and six months ended June 30, 2006 includes $4.1 million and $7.6 million, respectively, of stock-based compensation expense, net of tax. The effect of recording stock-based compensation expense on basic and diluted earnings per share was $0.05 and $0.09 for the three and six months ended June 30, 2006, respectively.

Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three and six months ended June 30, 2006, approximately 5.5 million and 8.5 million shares, respectively, and for the three and six months ended June 30, 2005, approximately 10.9 million and 10.5 million shares, respectively, relating to potentially dilutive securities such as stock options were excluded from the denominator in the computation of diluted net income per share from continuing operations because their inclusion would be anti-dilutive.

9. EMPLOYEE STOCK BENEFIT PLANS

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values. As a result of adopting SFAS 123(R), income before income taxes for the three months and six months ended June 30, 2006 was $6.3 million and $11.5 million lower, respectively; and net income for the three months and six months ended June 30, 2006 was $4.1 million and $7.6 million lower, respectively. The impact on both basic and diluted earnings per share for the three months and six months ended June 30, 2006 was a reduction of $0.05 and $0.09 per share, respectively. The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the three and six months ended June 30, 2006 and its allocation within the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of sales - product	$401	$749
Cost of sales - service	477	881

Stock-based compensation expense included in cost of sales	878	1,630

Sales and marketing	1,785	3,225
Research and development	1,973	3,739
General and administrative	1,697	2,940

Stock-based compensation expense included in operating expenses	5,455	9,904

Stock-based compensation expense related to employee equity awards and employee stock purchases	6,333	11,534
Tax benefit	2,206	3,922

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$4,127	$7,612

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Prior to adopting FAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our statements of cash flows. FAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting FAS 123(R), $2.3 million of excess tax benefits for the six months ended June 30, 2006 have been classified as a financing cash inflow.

There was no stock-based compensation expense recognized for the three months and six months ended June 30, 2005 except as it related to acquisitions. Stock-based compensation expense related to acquisitions was less than $0.1 million for each of the three month and six month periods ended June 30, 2005. Stock-based compensation expense is not allocated to segments because it is separately maintained at the corporate level.

Stock-based compensation expense, net of tax in the table above, includes the effects of new U.S. tax regulations effective in fiscal 2005 that require intercompany reimbursement of certain stock-based compensation expenses.

The Company elected not to capitalize any stock-based compensation during the three and six months ended June 30, 2006 due to these amounts being immaterial.

Valuation Assumptions

In connection with the adoption of SFAS 123(R), the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), SAB 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation expense (determined under a fair value method as prescribed by SFAS 123). The weighted-average estimated value of employee stock options granted during the three months and six months ended June 30, 2006 was $6.75 and $6.67 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the three months and six months ended June 30, 2006 was $5.14 per share. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	34.57%	38.62%	36.20%	38.62%
Risk-free interest rate	4.99%	4.60%	4.76%	4.60%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	3.45	.49	3.66	0.49

In 2006, the Company used the implied volatility for one-year traded options on the Company’s stock as the expected volatility assumption required in the Black-Scholes model consistent with SFAS 123(R) and SAB 107. Prior to fiscal 2006, the Company had used its historical stock price volatility, in accordance with SFAS 123, for purposes of calculating its pro forma information. The selection of the implied volatility assumption in 2006 was based upon the availability of actively traded options in the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The risk-free interest rate assumption is based upon published interest rates appropriate for the expected life of the Company’s employee stock options and employee stock purchases.

The dividend yield assumption is based on the Company’s history of not paying dividends and no future expectations of dividend payouts.

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

As the stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the first six months of 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

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

On June 2, 2004, shareholders approved the 2004 Equity Incentive Plan (“2004 Plan”) and reserved for issuance under the Plan, 12,500,000 shares, plus all remaining available options from the terminated 1996 Stock Option Plan (“1996 Plan”). To the extent any shares would have been returned to the 1996 Plan as a result of expiration, cancellation or forfeiture, those shares instead went into the reserve of shares available under the 2004 Plan. In addition, 1,354,099 shares were added to the shares reserved under the 2004 Plan following the completion of the Voyant acquisition in January 2004.

Under the terms of the 2004 Plan, options may not be granted at prices lower than fair market value at the date of grant. Under the 2004 Plan and prior terminated plans, options granted expire between seven and ten years from the date of grant and generally are only exercisable upon vesting. The Company settles employee stock option exercises with newly issued common shares.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Expense Information Under FAS123(R)

Performance Shares

During the three months ended March 31, 2006, the Company’s Compensation Committee of the Board of Directors approved the grant of 538,000 target performance shares. During the three months ended June 30, 2006, an additional 20,000 target performance shares were approved and granted. For these grants, no performance shares will vest unless, for the performance period from January 1, 2006 to December 31, 2006, the Company achieves certain pre-defined revenue, non-GAAP operating income, and/or non-GAAP net income targets, as specified in each grant agreement. The number of performance shares subject to vesting will be determined based upon the actual results at the end of the performance period. Once the number of performance shares (if any) subject to vesting is determined at the end of the performance period, these performance shares will vest in two equal, annual installments, with 50% vesting on the second anniversary of the grant date and an additional 50% vesting on the third anniversary of the grant date. As of June 30, 2006, 558,000 target performance shares have been granted. During the three months ended June 30, 2006, 7,170 target performance shares were forfeited leaving 550,830 target performance shares that will vest if the Company achieves 100% of the performance criteria during the performance period. The actual number of performance shares that are subject to vesting could increase or decrease, within a range from zero percent (0%) to two hundred and fifty percent (250%) of the target number of performance shares, if the Company exceeds or underachieves the performance criteria during the performance period.

The value of these target performance shares was based on the closing market price of the Company’s common stock on the date of the award. The total grant date fair value of the performance shares granted during the six months ended June 30, 2006 was $8.6 million after estimated forfeitures. Stock-based compensation cost for performance shares for the three months and six months ended June 30, 2006 was $1.0 million and $1.3 million, respectively. As of June 30, 2006, there was $7.4 million of total unrecognized stock-based compensation costs after estimated forfeitures related to nonvested performance shares granted under the 2004 Plan. That cost is expected to be recognized over an estimated weighted average amortization period of 3 years. The estimated stock compensation expense related to these target performance shares is based upon the outcome that is probable and is assessed quarterly based upon actual year to date performance and other factors. The final measurement of compensation expense will be based upon the grant date fair value for the actual outcome for the performance period. No performance shares vested during the three months ended June 30, 2006. Stock-based compensation expense for performance shares is recognized using the graded vesting method.

Employee Stock Purchase Plan

During the six months ended June 30, 2006 and 2005, 219,909 and 212,201 shares were purchased at average per share prices of $14.21 and $14.69, respectively. At June 30, 2006, there were 5,008,104 shares available to be issued under this employee stock purchase plan. Compensation expense in connection with the plan for the three months and six months ended June 30, 2006 was $0.5 million and $1.0 million, respectively.

Stock Option Plans

A summary of activity under the above option plans is as follows:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Average Exercise Price
Balances, December 31, 2005	10,938,625	15,775,223	$18.05
Options granted	(1,365,908)	1,365,908	$21.55
Performance shares granted	(558,000)	—	—
Performance shares forfeited	7,170	—	—
Options exercised	—	(1,400,281)	$15.81
Options forfeited	458,811	(458,811)	$18.69
Options expired	(43,684)	—	—

Balances, June 30, 2006	9,437,014	15,282,039	$18.54

The total pre-tax intrinsic value of options exercised during the three months and six months ended June 30, 2006 was $3.7 million and $8.7 million, respectively.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The options outstanding and currently exercisable by exercise price at June 30, 2006 are as follows (in millions, except years and per share amounts):

	Options Outstanding				Options Currently Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.042-$11.35	1,639,971	3.02	$9.10		1,451,429		$8.99
$11.41-$16.70	1,282,436	4.99	$15.40		541,797		$14.80
$16.80-$16.80	2,560,430	6.09	$16.80		—		$—
$16.81-$17.47	782,517	4.16	$17.28		678,445		$17.31
$17.55-$17.75	1,595,824	5.19	$17.75		627,253		$17.75
$18.13-$19.00	852,267	6.22	$18.89		87,154		$18.56
$19.01-$19.32	1,835,018	2.86	$19.32		1,784,899		$19.32
$19.50-$21.92	1,545,028	5.05	$20.60		749,202		$20.13
$22.03-$23.50	2,622,631	3.33	$22.86		2,153,930		$22.94
$23.68-$50.13	565,917	4.02	$36.40		557,269		$36.52

	15,282,039	4.44	$18.54	$62.2	8,631,378	3.37	$19.10	$34.6

As of June 30, 2006, total compensation cost related to nonvested stock options not yet recognized was $34.1 million, which is expected to be recognized over the next 24 months on a weighted-average basis.

Prior to the Adoption of FAS 123(R):

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.”

Consistent with the disclosure provisions of SFAS 148, the Company’s net income and basic and diluted net income per share for the three and six months ended June 30, 2005 would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income—as reported	$19,992	$36,390
Add stock based compensation expensed during the period	—	26
Less stock based compensation expense determined under fair value based method, net of taxes of $2,047 and $4,019 respectively	(5,553)	(10,913)

Net income—pro forma	$14,439	$25,503
Basic net income per share—as reported	$0.21	$0.37
Basic net income per share—pro forma	$0.15	$0.26
Diluted net income per share—as reported	$0.20	$0.37
Diluted net income per share—pro forma	$0.15	$0.26

The weighted average fair value of options granted pursuant to the option plans for the three month and six month period ended June 30, 2005 was $5.68 and $6.52 per share, respectively. The weighted average fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the three and six months ended June 30, 2005 was $2.74 per share. There were no performance shares issued prior to 2006. The fair value of each option grant was estimated on the date of grant using the multiple option approach and the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	48.45%	54.72%	52.02%	54.72%
Risk-free interest rate	3.78%	1.75%	3.78%	1.75%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	2.73	1.36	3.02	1.36

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Prior to fiscal 2006, the expected life and expected volatility of the stock options were based upon historical and other economic data trended into the future. Forfeitures of employee stock options were accounted for on an as-incurred basis.

10. BUSINESS SEGMENT INFORMATION

Polycom is a leading global provider of a line of high-quality, easy-to-use communications equipment that enables businesses, telecommunications service providers, and governmental and educational institutions to more effectively conduct video, voice, data and web communications. The Company’s offerings are organized along four product lines: Video Communications, Voice Communications, Network Systems, and Services. For reporting purposes, the Company aggregates Video Communications and Voice Communications into one segment named Communications and reports Network Systems and Services as separate segments. The segments are determined in accordance with how management views and evaluates the Company’s business and based on the aggregation criteria as outlined in FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” A description of the types of products and services provided by each reportable segment is as follows:

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

Financial information for each reportable segment is as follows as of and for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Communications	Network Systems	Services	Total
For the three months ended June 30, 2006:
Revenues	$124,819	$20,022	$20,114	$164,955
Contribution margin	60,471	3,835	7,915	72,221
As of June 30, 2006: Inventories	30,533	6,144	5,463	42,140
For the three months ended June 30, 2005:
Revenues	$102,308	$23,490	$16,887	$142,685
Contribution margin	49,365	8,383	5,396	63,144
As of June 30, 2005: Inventories	24,937	5,596	6,027	36,560
For the six months ended June 30, 2006:
Revenues	$239,570	$43,939	$39,159	$322,668
Contribution margin	114,069	11,016	15,668	140,753
For the six months ended June 30, 2005:
Revenues	$198,832	$49,083	$32,288	$280,203
Contribution margin	97,221	17,723	10,062	125,006

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Segment contribution margin includes all product line segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, general and administrative costs, such as legal and accounting, stock-based compensation expense, acquisition-related costs, amortization of purchased intangible assets, restructuring costs, litigation reserves and payments, interest income, net, gain on strategic investments, other expense, net and provision for income taxes.

The reconciliation of segment information to Polycom’s income from continuing operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Segment contribution margin	$72,221	$63,144	$140,753	$125,006
Corporate and unallocated costs	(46,480)	(42,115)	(90,462)	(82,514)
Stock-based compensation	(6,333)	—	(11,534)	—
Effect of stock-based compensation cost on warranty expense	(196)	—	(196)	—
Acquisition related-costs	(40)	(62)	(85)	(128)
Amortization of purchased intangibles	(1,601)	(1,715)	(3,189)	(3,522)
Litigation reserves and payments	—	65	—	93
Restructuring costs	—	10	(555)	10
Interest income, net	4,608	3,154	8,526	5,898
Gain on strategic investments	—	4,515	—	4,510
Other income, net	870	191	734	132
Provision for income taxes	(8,046)	(7,322)	(14,957)	(13,327)

Income from continuing operations	$15,003	$19,865	$29,035	$36,158

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income	$15,003	$19,992	$29,035	$36,390
Change in unrealized gain on investments, net of tax	121	744	314	—
Change in cumulative translation adjustment, net of tax	29	—	95	—

Comprehensive income	$15,153	$20,736	$29,444	$36,390

12. INVESTMENTS:

The Company has investments in debt securities and also has strategic investments in private and public companies. The classification of these investments is as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at June 30, 2006:
Investments—Short-term:
U.S. government securities	$42,646	$—	$(269)	$42,377
State and local governments	33,335	—	—	33,335
Corporate debt securities	124,945	81	(491)	124,535

Total investments – short-term	$200,926	$81	$(760)	$200,247

Investments—Long-term:
U.S. government securities	$54,008	$—	$(449)	$53,559
Corporate debt securities	36,064	—	(229)	35,835

Total investments – long-term	$90,072	$—	$(678)	$89,394

Investments – Privately-Held Companies	$6,900	$—	$—	$6,900

Balances at December 31, 2005:
Investments—Short-term:
U.S. government securities	$14,361	$3	$(74)	$14,290
State and local governments	18,775	—	—	18,775
Corporate debt securities	55,226	312	(412)	55,126

Total investments – short-term	$88,362	$315	$(486)	$88,191

Investments—Long-term:
U.S. government securities	$115,944	$9	$(950)	$115,003
State and local governments	1,000	—	(5)	995
Corporate debt securities	67,585	—	(641)	66,944

Total investments – long-term	$184,529	$9	$(1,596)	$182,942

Investments – Privately-Held Companies	$5,900	$—	$—	$5,900

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses of our short-term and long-term investments with unrealized losses (in thousands), aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2006 and December 31, 2005:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2006:
U.S. Government securities	$42,376	$(491)	$53,558	$(228)	$95,934	$(719)
State and local governments	33,335	—	—	—	33,335	—
Corporate debt securities	124,536	(717)	35,836	(2)	160,372	(719)

Total Investments	$200,247	$(1,208)	$89,394	$(230)	$289,641	$(1,438)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2005:
U.S. Government securities	$39,411	$(391)	$79,910	$(633)	$119,321	$(1,024)
State and local governments	—	—	995	(5)	995	(5)
Corporate debt securities	41,431	(683)	40,088	(370)	81,519	(1,053)

Total Investments	$80,842	$(1,074)	$120,993	$(1,008)	$201,835	$(2,082)

Debt Securities

The Company’s short term and long term investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate debt securities, some of which are invested in auction rate securities. Investments, other than auction rate securities, are classified as short-term or long-term based on their original or remaining maturities and whether the securities represent the investment of funds available for current operations. Nearly all investments are held in the Company’s name at a limited number of major financial institutions. At June 30, 2006 and December 31, 2005, all of the Company’s investments were classified as available-for-sale and are carried at fair value based on quoted market prices at the end of the reporting period. Unrealized gains and losses are recorded as a separate component of cumulative other comprehensive income in stockholder’s equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net. During the three months and six months ended June 30, 2006, the Company recorded gross realized gains of $0.5 million and $1.1 million and gross realized losses of $0.1 million and less than $0.1 million, respectively on the disposal of investments. During the three months and six months ended June 30, 2005, the Company recorded $0.2 million and $0.1 million, respectively, of gross realized gains and no realized losses on the disposal of investments. The unrealized loss balances in U.S. government obligations and public corporate debt securities as of June 30, 2006 were primarily caused by increases in interest rates. Because the Company has the ability and intent to hold these debt securities until a recovery of fair value, which may be until maturity, it does not consider these debt securities to be other-than-temporarily impaired at June 30, 2006.

The Company’s investment policy limits the concentration of its investments in debt securities to an unlimited amount of U.S. Government and U.S. Government Agencies, a maximum of 4% in a single issuer for all other corporate debt securities and a maximum of 10% in any single money market fund. The policy also limits the percent of our portfolio held in these instruments to a minimum of 20% in U.S. Government and U.S. Government Agencies and no more than 25% to 75% in other corporate debt instruments depending on the debt instrument. All of the Company’s debt securities must be rated by both Standard and Poor’s and Moody’s and must have a high quality credit rating. Because of the nature of the Company’s investment policy, the Company does not monitor industry classification of the investments other than commercial bank issues. The Company is in compliance with its investment policy at June 30, 2006.

Private Company Investments

For strategic reasons, the Company has made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. The Company reviews these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. The Company evaluates a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At June 30, 2006 and December 31, 2005, these investments had a carrying value of $6.9 million and $5.9 million, respectively. In the six months ended June 30, 2006 and 2005, the Company made a $1.0 million and $0.5 million investment, respectively, in privately held companies and did not record any write-downs of existing investments in privately held companies. These investments are recorded in “Other assets” in our Condensed Consolidated Balance Sheets.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13. BUSINESS COMBINATIONS

DSTMedia Technology

On August 25, 2005, the Company acquired DSTMedia Technology Co., Ltd. (“DSTMedia”), a privately held video solutions company headquartered in Beijing, China. The aggregate consideration for the transaction was $10.3 million, comprised of $7.6 million in cash and $2.7 million in direct acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date with the assistance of an independent appraisal. The Company recorded approximately $6.7 million of goodwill, $2.2 million of identifiable intangible assets, $1.1 million of net tangible assets and $0.3 million of in-process research and development costs in connection with this acquisition. The primary reason for the acquisition and the factors that contributed to the recognition of goodwill relate to DSTMedia’s ability to enhance the Company’s position in China, Japan and other Asian countries to deliver video networking and low end video solutions. The $0.3 million allocated to in-process research and development was recorded in “Purchased in-process research and development” in the Condensed Consolidated Statements of Operations.

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

DSTMedia shareholders may receive up to an additional $20.0 million of consideration through 2008, payable in cash, based on the achievement of certain financial milestones relating to the operating results of DSTMedia. In addition, DSTMedia shareholders may receive up to an additional $0.4 million of consideration one year following the closing of the acquisition if certain conditions are met. In September 2006, the Company expects to pay out up to $0.2 million in additional consideration related to this obligation. Any additional consideration paid to the DSTMedia shareholders would result in an increase in goodwill. DSTMedia’s results of operations have been included in our results of operations since August 25, 2005 in our Communications and Network Systems segments. Pro forma results of operations have not been presented as the effects of this acquisition were not material on an individual basis.

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

14. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment (in thousands):

	Communications Segment	Network Systems Segment	Services Segment	Total
Balance at December 31, 2005	$250,727	$53,435	$54,909	$359,071
Less: Changes in estimates of fair value of assets acquired	(8)	(87)	—	(95)

Balance at June 30, 2006	$250,719	$53,348	$54,909	$358,976

The fair value adjustments to assets acquired during the six month period ended June 30, 2006 resulted from downward revisions to reserves based upon the payment of certain liabilities assumed in the DSTMedia acquisition.

The following table presents details of the Company’s total purchased intangible assets as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006				December 31, 2005
Purchased Intangible Assets	Gross Value	Accumulated Amortization	Impairment	Net Value	Gross Value	Accumulated Amortization	Impairment	Net Value
Core and developed technology	$43,578	$(33,106)	$(1,650)	$8,822	$43,578	$(31,206)	$(1,650)	$10,722
Patents	14,068	(11,765)	—	2,303	14,068	(11,195)	—	2,873
Customer and partner relationships	25,125	(21,561)	—	3,564	25,125	(21,201)	—	3,924
Trade name	3,021	(563)	(150)	2,308	3,021	(462)	(150)	2,409
Other	2,425	(2,201)	(60)	164	2,407	(1,943)	(60)	404

Total	$88,217	$(69,196)	$(1,860)	$17,161	$88,199	$(66,007)	$(1,860)	$20,332

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

The estimated future amortization expense of purchased intangible assets as of June 30, 2006 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2006	$2,927
2007	5,347
2008	5,202
2009	1,020
2010	946
Thereafter	800

Total	$16,242

15. ACQUISITION-RELATED COSTS AND LIABILITIES

For the three months and six months ended June 30, 2006 and 2005, the Company recorded a charge to operations of approximately $0.1 million for acquisition-related integration costs primarily related to the DSTMedia, Voyant and PictureTel acquisitions. These charges include outside financial advisory, accounting, legal and consulting fees and other direct merger-related expenses. These charges include the cost of actions designed to improve the Company’s combined competitiveness, productivity and future profitability and primarily relate to the elimination of redundant and excess facilities and workforce in the Company’s combined businesses, and accounting and legal costs related to the liquidation of redundant facilities and legal entities.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the status of the Company’s acquisition-related liabilities, restructuring and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits	Integration Costs, Merger Fees and Expenses
Balance at December 31, 2004	$9,081	$50	$66
Additions to the reserve	—	—	351
Release of reserve	(3)	(50)	—
Cash payments and other usage	(4,964)	—	(417)

Balance at December 31, 2005	4,114	—	—
Additions to the reserve	—	—	85
Cash payments and other usage	(644)	—	(85)

Balance at June 30, 2006	$3,470	$—	$—

The Company had approximately $1.5 million and $2.2 million, at June 30, 2006 and December 31, 2005, respectively, of acquisition-related reserves classified as long-term liabilities. Approximately $2.0 million and $1.9 million, at June 30, 2006 and December 31, 2005, respectively, of acquisition-related reserves were classified as current liabilities.

Facility closings

The Company’s facility closings liability is attributable to its PictureTel acquisition. The remaining balances at both June 30, 2006 and December 31, 2005 relate to two vacant facilities from that acquisition.

Severance and related benefits

As a result of the Voyant acquisition, the Company assumed additional liabilities related to severance totaling $0.4 million, which were either paid or released by June 30, 2005.

Integration Costs, Merger Fees and Expenses

Merger-related transaction and period expenses for each of the three month and six month periods ended June 30, 2006 of less than $0.1 million and each of the three month and six month periods ending June 30, 2005 of $0.1 million principally consisted of financial advisory, accounting, legal and consulting fees, and other direct merger-related expenses incurred in the period related to completed acquisitions.

16. RESTRUCTURING COSTS

During the three months ended March 31, 2006, management approved a restructuring plan for eliminating certain positions throughout the Company but focused on the sales and general and administrative functions. The resulting actions are intended to streamline and focus the Company’s efforts and more properly align its cost structure with its projected revenue streams. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recorded a charge of approximately $0.6 million for the three months ended March 31, 2006 related to workforce reductions, which had been communicated to the impacted employees during the period. The total charge of $0.6 million consists of severance and other employee termination benefits related to these workforce reductions, which comprise less than 1 percent of the Company’s employees worldwide. Remaining payments related to these charges will occur primarily by the end of September 30, 2006.

During the year ended December 31, 2005, management approved a restructuring plan for eliminating or relocating certain positions throughout the Company but focused on the sales and general and administrative functions. The resulting actions are intended to streamline and focus the Company’s efforts and more properly align our cost structure with the projected revenue streams. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge of approximately $0.7 million for the year ended December 31, 2005 related to workforce reductions, which had been communicated to the impacted employees during the year. The total charge of $0.7 million consists of severance and other employee termination benefits related to these workforce reductions, which comprise less than 1 percent of the Company’s employees worldwide. All payments related to these charges were completed by December 31, 2005.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the status of the Company’s restructure reserves (in thousands):

Severance and Related Benefits
Balance at December 31, 2004	$21
Additions to the reserve	649
Release of reserve	(16)
Cash payments and other usage	(654)

Balance at December 31, 2005	$—
Additions to the reserve	555
Cash payments and other usage	(489)

Balance at June 30, 2006	$66

17. INCOME TAXES

The Company’s overall effective tax rate for the three and six months ended June 30, 2006 was 34.9% and 34.0%, respectively, which resulted in a provision for income taxes of $8.0 million and $15.0 million, respectively. The overall effective tax rate for the three and six months ended June 30, 2005 was 27.0%, which resulted in a provision for income taxes of $7.4 million and $13.5 million, respectively. The increase in the effective tax rate was primarily the result of certain stock–based compensation expense which is not deductible for tax purposes combined with a decrease in the federal research and experimentation tax credit which expired on December 31, 2005.

The Company is required to separately report its results from discontinued operations net of tax. This requires an intraperiod allocation of total tax expense between continuing operations and discontinued operations in accordance with the accounting rules. The Company’s tax rates may vary from quarter to quarter, depending on the results of operations. The Company’s continuing operations effective tax rate for the three and six months ended June 30, 2005 was 26.9%, which resulted in a corresponding provision for income taxes of $7.3 million and $13.3 million, respectively. There were no results for discontinued operations reported for the three and six months ended June 30, 2006.

The Company’s income tax returns are regularly reviewed by the U.S. and international tax authorities to which they are submitted. The Company is currently under audit by the Israeli Tax Authority for the years ended December 31, 2000 through December 31, 2004. As a result of this audit, the tax authority has proposed adjustments relating to the tax treatment of certain expenses as well as certain transfer pricing assumptions. The Company believes that it has valid defenses for its position and will pursue all administrative and judicial remedies in reaching a settlement on these matters. Although the final resolution is uncertain, the Company believes that adequate amounts have been reserved for or that it will receive corresponding adjustments on its U.S. Federal income tax returns that will negate the effect of such proposed adjustments and any unfavorable resolution of this matter is not expected to have a material impact on the Company’s results of operations, financial position or operating cash flows.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

18. SHARE REPURCHASE PROGRAM

In June 2002 and August 2004, the Board of Directors approved plans to purchase up to 3.5 million shares and 10 million shares, respectively, of the Company’s common stock in the open market. As of December 31, 2005, under these prior plans, the Company had purchased approximately 4.8 million shares in the open market, for cash of $81.8 million. These shares of common stock have been retired and reclassified as authorized and unissued. On August 9, 2005, the Company announced that the Board of Directors had approved a share repurchase plan, which superseded all prior share repurchase plans, under which it would purchase shares with an aggregate value of up to $250 million in the open market from time to time. During the six months ended June 30, 2006 and 2005, under all plans, the Company purchased 2.7 million and 3.1 million shares of common stock in the open market for cash of $52.4 million and $50.0 million, respectively. As of June 30, 2006, the Company was authorized to purchase up to an additional $67.0 million of shares in the open market under the 2005 share repurchase plan.

19. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective the first quarter of the Companies 2007 fiscal year. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

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

Revenues were $165.0 million and $322.7 million for the three and six months ended June 30, 2006, respectively, as compared to $142.7 million and $280.2 million for the three and six months ended June 30, 2005, respectively. The increase in revenues reflects increased sales of our communications products and increased service revenues, partially offset by decreased sales of our network system products. In addition, during the six months ended June 30, 2006, we generated approximately $64.7 million in cash flow from operating activities. However, our total cash and cash equivalents only increased by approximately $8.5 million, as a result of other investing and financing activities as described in further detail under “Liquidity and Capital Resources.”

Our Communications segment includes videoconferencing collaboration products and voice communications products and accounted for 76% and 74% of our revenues in the three and six months ended June 30, 2006, respectively, as compared to 72% and 71% in the three and six months ended June 30, 2005, respectively. Our Network Systems segment includes our MGC™ and ReadiVoice® series of media servers, ReadiManager® network management product, PathNavigator™ call processing server, and other network management and scheduling software and accounted for 12% and 14% of our revenues in the three and six months ended June 30, 2006, respectively, as compared to 16% and 17% in the three and six months ended June 30, 2005, respectively. Our Services segment includes a wide range of professional service and support offerings to our resellers and directly to some end-user customers and accounted for 12% of our revenues in each of the three and six month periods ended June 30, 2006, as compared to 12% in each of the three and six month periods ended June 30, 2005.

Competition that we face in our markets is intense and competition that we face in certain of our international markets is different than that we face in North America and is currently based principally on price. We have noted additional competitors and increased pricing pressures in China, India and other parts of Asia, which contributed to decreased revenues in Asia in 2005 as compared to 2004. Although we have had improved sequential and year over year performance in Asia in the first half of 2006, we still see increased competition in this region, particularly in China. If we are unable to compete effectively in these regions in terms of price, technology, product offerings or marketing strategies, our overall financial results may suffer.

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

On January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values. As a result of adopting SFAS 123(R), income before income taxes and net income for the three months ended June 30, 2006 were $6.3 million and $4.1 million lower, respectively, than it would have been if we had continued to account for stock-based compensation under APB No. 25. Further, as a result of adopting SFAS 123(R), income before income taxes and net income for the six months ended June 30, 2006 was $11.5 million and $7.6 million lower, respectively, than it would have been. The impact of the adoption of SFAS 123(R) on both basic and diluted earnings per share for the three and six months ended June 30, 2006 was a reduction of $0.05 and $0.09 per share, respectively. The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the three and six months ended June 30, 2006 as it was allocated within the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of sales – product	$401	$749
Cost of sales – service	477	881

Stock based compensation included in cost of sales	878	1,630

Sales and marketing	1,785	3,225
Research and development	1,973	3,739
General and administrative	1,697	2,940

Stock based compensation expense included in operating expenses	5,455	9,904

Stock-based compensation related to employee equity awards and employee stock purchases	6,333	11,534
Tax benefit	2,206	3,922

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$4,127	$7,612

There was no stock-based compensation expense recognized for the three and six months ended June 30, 2005 other than as related to acquisitions, which was less than $0.1 million in both periods.

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

Consistent with the disclosure provisions of SFAS 148, our net income and basic and diluted net income per share for the three and six months ended June 30, 2005 would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income—as reported	$19,992	$36,390
Add stock based compensation expensed during the period	—	26
Less stock based compensation expense determined under fair value based method, net of taxes of $2,047 and $4,019 respectively	(5,553)	(10,913)

Net income—pro forma	$14,439	$25,503
Basic net income per share—as reported	$0.21	$0.37
Basic net income per share—pro forma	$0.15	$0.26
Diluted net income per share—as reported	$0.20	$0.37
Diluted net income per share—pro forma	$0.15	$0.26

The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment. The discussion of our segment operating results is presented for the three and six month periods ended June 30, 2006 and 2005.

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues:
Product revenues	88%	88%	88%	88%
Service revenues	12%	12%	12%	12%

Total revenues	100%	100%	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	36%	35%	36%	34%
Cost of service revenues as a % of service revenues	54%	60%	54%	61%

Total cost of revenues	38%	38%	38%	37%

Gross profit	62%	62%	62%	63%

Operating expenses:
Sales and marketing	25%	25%	26%	25%
Research and development	18%	16%	17%	16%
General and administrative	7%	6%	7%	7%
Acquisition-related costs	0%	0%	0%	0%
Amortization of purchased intangibles	1%	1%	1%	1%
Litigation reserves and payments	0%	0%	0%	0%
Restructuring costs	0%	0%	0%	0%

Total operating expenses	51%	48%	51%	49%

Operating income	11%	14%	11%	14%
Interest income, net	3%	2%	3%	2%
Gain on strategic investments	0%	3%	0%	2%
Other income, net	0%	0%	0%	0%

Income from continuing operations before provision for income taxes	14%	19%	14%	18%
Provision for income taxes	5%	5%	5%	5%

Income from continuing operations	9%	14%	9%	13%
Gain from sale of discontinued operations, net of taxes	0%	0%	0%	0%

Net income	9%	14%	9%	13%

Revenues

Total revenues for the three months ended June 30, 2006 were $165.0 million, an increase of $22.3 million, or 16%, over the same period of 2005. The increase in revenues was due to increased sales of our communications products and increased service revenues, partially offset by decreased sales of our network system products. Video communications revenues increased to $79.2 million for the three months ended June 30, 2006 from $67.6 million in the same period of 2005, primarily due to an increase in sales of our group video products. Voice communications revenues increased to $45.6 million for the three months ended June 30, 2006 from $34.7 million in the same period of 2005, primarily as a result of increases in sales volumes of our Voice-over-IP and circuit switched products. Revenues from our Network Systems products decreased to $20.0 million for the three months ended June 30, 2006 from $23.5 million in the same period of 2005, due primarily to decreases in our video network system revenues primarily as a result of decreased average selling prices, due in part to competitive pressures, and lower revenues from system upgrades. Services revenues increased to $20.1 million for the three months ended June 30, 2006 from $16.9 million in the same period of 2005, primarily due to increased video-related services and video network system services, which were partially offset by decreases in iPower-related services.

Total revenues for the six months ended June 30, 2006 were $322.7 million, an increase of $42.5 million, or 15%, over the same period of 2005. The increase in revenues was due to increased sales of our communications products and increased service revenues, partially offset by decreased sales of our network system products. Video communications revenues increased to $153.4 million for the six months ended June 30, 2006 from $136.0 million in the same period of 2005, primarily due to an increase in sales of our group video products. Voice communications revenues increased to $86.2 million for the six months ended June 30, 2006 from $62.8 million in the same period of 2005, primarily as a result of increases in sales of our Voice-over-IP and circuit switched products. Revenues from our Network Systems products decreased to $43.9 million for the six months ended June 30, 2006 from $49.1 million in the same period of 2005, due primarily to decreases in our video network system revenues, primarily as a result of decreased average selling prices, due in part to competitive pressures, which was partially offset by increases in revenues from our audio networking systems. Services revenues increased to $39.2 million for the six months ended June 30, 2006 from $32.3 million in the same period of 2005, primarily due to increased video-related services and video network system services, which were partially offset by decreases in iPower-related services.

International sales, which includes revenues outside of the U.S. and Canada, accounted for 44% and 43% of total revenues for the three months ended June 30, 2006 and 2005, respectively, and accounted for 43% of total revenues for each of the six month periods ended June 30, 2006 and 2005.

On a regional basis, North America, Europe, Asia Pacific and Latin America revenues accounted for 56%, 22%, 19% and 3%, respectively, of our total revenues for the three months ended June 30, 2006. North America, Europe, Asia Pacific and Latin America revenues increased 13%, 17%, 21% and 27%, respectively, in the three months ended June 30, 2006 as compared to the same period in 2005. North America revenues increased as a result of increased voice and video communication product revenues, and to a lesser extent, increased service revenues, partially offset by decreased network systems product revenues. European revenues increased as a result of an increase in video and voice communication product and service revenues, partially offset by decreased network systems product revenues. Asia Pacific revenues increased primarily as a result of increases in voice communication product revenues, and to a lesser extent, increased service and network systems product revenues. Latin America revenues increased as a result of increased video and voice communication product revenues, and to a lesser extent, increases in services revenues. These increases were partially offset by decreased network systems product revenues.

On a regional basis, North America, Europe, Asia Pacific and Latin America revenues accounted for 57%, 22%, 18% and 3%, respectively, of our total revenues for the six months ended June 30, 2006. North America, Europe, Asia Pacific and Latin America revenues increased 14%, 19%, 13% and 32%, respectively, in the six months ended June 30, 2006 as compared to the same period in 2005. North America revenues increased as a result of increased voice and video communication product revenues, and increased service revenues, partially offset by decreased network systems product revenues. European revenues increased as a result of an increase in video and voice communication product revenues, and to a lesser extent, increased service and network systems product revenues. Asia Pacific revenues increased primarily as a result of increases in voice communication product revenues and increased service revenues, and to a lesser extent, increased video communication product revenues. These increases were partially offset by a slight decrease in network systems product revenues. Latin America revenues increased as a result of increased video and voice communication product revenues, and to a lesser extent, increases in services revenues. These increases were partially offset by decreased network systems product revenues.

One customer accounted for more than 10% of our total net revenues during the three months ended June 30, 2006. This customer is a channel partner, and we believe it is unlikely that the loss of this or any other channel partner would have a material adverse effect on consolidated revenues as we believe end-users would likely purchase our communications products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period. No one customer accounted for more than 10% of our total net revenues for the six months ended June 30, 2006 or for each of the three and six months periods ended June 30, 2005. For the three and six months ended June 30, 2006 and for the six months ended June 30, 2005, our Communications segment had one customer that represented approximately 12%, 11% and 10%, respectively, of Communications segment revenues. This customer is a channel partner, and we believe it is unlikely that the loss of this or any other channel partner would have a material adverse effect on consolidated revenues as we believe end-users would likely purchase our communications products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period. No one customer accounted for more than 10% or our Communications segment revenues during the three months ended June 30, 2005. For the three months ended June 30, 2006 and 2005, our Network Systems segment had a single customer that represented approximately 13% and 12%, respectively, of Network Systems segment revenues. These customers are end users of our network systems products, and the revenues in this segment from end users are subject to more variability than our segment revenues from our channel partners. The loss of one or more customers in the Network Systems segment could have a material adverse impact on our consolidated revenues. No one customer accounted for more than 10% of our Network Systems segment for the six months ended June 30, 2006 and 2005. No one customer accounted for more than 10% of our Services segment revenues for the three and six month ended June 30, 2006 and 2005.

We typically ship products within a short time after we receive an order, and, therefore backlog has not been a good indicator of future revenues. As of June 30, 2006, we had $36.1 million of order backlog as compared to $24.0 million at June 30, 2005. We include in backlog open product orders which we expect to ship or services which we expect to bill and for which we expect to record revenue in the following quarter. Once billed, unrecognized service revenue is included in deferred revenue. We ended the first six months of 2006 with less backlog than we had at December 31, 2005, but a more significant amount of order backlog than our historical experience, primarily as a result of the level and timing of orders received and customer delivery dates requested outside of the current or third quarter. We believe that backlog will continue to fluctuate from its current level and is dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly, deferred revenue associated with our VSX products, and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline from current levels.

Cost of Revenues and Gross Margins

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2006	June 30, 2005	Increase (Decrease)		June 30, 2006	June 30, 2005	Increase (Decrease)
Product Cost of Revenues	$52,495	$43,586	20%		$102,949	$84,968	21%
% of Product Revenues	36%	35%	1	pt	36%	34%	2	pts
Product Gross Margins	64%	65%	(1	)pt	64%	66%	(2	)pts
Service Cost of Revenues	$10,932	$10,066	9%		$20,967	$19,691	6%
% of Service Revenues	54%	60%	(6	)pts	54%	61%	(7	)pts
Service Gross Margins	46%	40%	6	pts	46%	39%	7	pts
Total Cost of Revenues	$63,427	$53,652	18%		$123,916	$104,659	18%
% of Total Revenues	38%	38%	—		38%	37%	1	pt
Total Gross Margins	62%	62%	—		62%	63%	(1	)pt

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments and an allocation of overhead expenses, including facilities and IT costs. Generally, Network Systems segment products have a higher gross margin than our Communications segment products. Cost of product revenues and product gross margins included a $0.4 million and $0.7 million charge for stock-based compensation in the three and six months ended June 30, 2006, respectively.

Overall, product gross margins decreased by 1 percentage point and 2 percentage points in the three and six months ended June 30, 2006, respectively, as compared to the comparable period in 2005 as a result of decreased margins in our Communications and Network Systems segments. For the three months ended June 30, 2006 as compared to the comparable period in 2005, gross margins decreased in voice communications and increased in video communications. The decrease in voice communications was due to a shift in product mix toward lower margin Voice-over-IP products as well as increased expenses related to stock-based compensation. The increase in video communications gross margins was due to increased volume, which was partially offset by product mix and increased expenses related to stock-based compensation. For the six months ended June 30, 2006 as compared to the comparable period in 2005, gross margins decreased in voice communications and decreased slightly in video communications. The decrease in voice communications was due to a shift in product mix towards lower margin Voice-over-IP products, as well as increased expenses related to stock-based compensation. The slight decrease in video communications gross margins was due to product mix, as well as increased expenses related to stock-based compensation, partially offset by increased volume. Gross margins in our Network Systems segment were lower due to decreased margins in both video network systems and network systems software due to decreased average selling prices and higher expenses related to stock-based compensation. This was partially offset by increased margins in audio network systems as a result of a higher mix in the software content of these products.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our product gross margins. Cost of service revenues and service gross margins included a $0.5 million and $0.9 million charge for stock-based compensation in the three and six months ended June 30, 2006, respectively.

Overall, service gross margins increased in the three and six months ended June 30, 2006 over the comparable periods in 2005 as a result of revenues increasing at a faster pace than related service costs. Service gross margins were also favorably impacted by the amortization of deferred revenue associated with the first year of service on our VSX™ products that was included in the product price and amortized over the twelve month period following shipment. These factors were offset partially by increased expenses related to stock-based compensation.

Forecasting future gross margin percentages for both products and services is difficult, and there are a number of risks associated with maintaining our current gross margin levels. Uncertainties surrounding revenue levels and related production level variances, competition, changes in technology, changes in product mix, variability of stock-based compensation costs, litigation outcomes, and the potential of resulting royalties to third parties, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty and recall costs, such as those we incurred during the first quarter of 2006 with the voluntary battery recall used in our SoundStation 2W product, and timing of sales over the next few quarters can cause our cost of revenues percentage to vary significantly. We may also experience higher prices on commodity components that are included in our products, such as the cost increases for memory devices used in many of our products. We have recently incurred cost increases in components that are required to be in compliance with the recent Restrictions on Hazardous Substances (RoHS) rules in Europe. Further, in late 2003 we began including one year of service with some of our video products, which has lowered our gross margins for those products as a result of allocating a portion of our product revenue to deferred service revenue. However, service gross margins are favorably impacted when the deferred revenue is recorded as revenue. Effective July 1, 2006, we began to separately charge for the initial year of service for our video conferencing products rather than charging one combined price for the product and service. These actions may not have the desired result of increasing revenues and improving service renewal rates and, accordingly, could have an adverse impact on our product margins and profitability.

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

Sales and Marketing Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2006	June 30, 2005	Increase	June 30, 2006	June 30, 2005	Increase
Expenses	$41,937	$36,012	16%	$82,112	$70,227	17%
% of Revenues	25%	25%	—	26%	25%	1	pt

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct marketing expenses, are not allocated to our segments. Sales and marketing expenses included a $1.8 million and $3.2 million charge for stock-based compensation in the three and six months ended June 30, 2006, respectively.

Sales and marketing expense as a percentage of revenue was essentially flat for the three months ended June 30, 2006 and increased 1% for the six months ended June 30, 2006 as compared to the comparable periods in 2005. The increase in absolute dollars in the three and six months ended June 30, 2006 over the same periods last year was due primarily to an increase in sales commissions and co-op marketing charges as a result of increased revenues, increases in our sales and marketing headcount due to the expansion of our sales and marketing efforts, as well as increased compensation charges due to annual merit increases, incentive accruals and stock-based compensation expense.

We believe we will incur increased expenses, especially advertising expenses, to expand the overall market for, drive market penetration of, and increase the adoption rate of our technology and products and to educate potential end-users as to the desirability of these products over competing products. We expect to continue to increase our sales and marketing expenses in absolute dollar amounts as we expand North American and international markets and increase our sales coverage in existing markets, market new products and expand the public sector. In addition, sales and marketing expenses will continue to increase in 2006 over the 2005 levels as a result of increased compensation charges due to recording stock-based compensation expense, which began in the first quarter of 2006, as well as annual merit increases and incentive accruals. Stock-based compensation costs are determined through the use of an option-pricing model that is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. Changes in these underlying factors and assumptions may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict.

Research and Development Expenses

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2006	June 30, 2005	Increase		June 30, 2006	June 30, 2005	Increase
Expenses	$28,757	$22,615	27%		$56,280	$44,457	27%
% of Revenues	18%	16%	2	pts	17%	16%	1	pt

Research and development expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development expenses included a $2.0 million and $3.7 million charge for stock-based compensation in the three and six months ended June 30, 2006, respectively.

The increase in research and development expenses as a percentage of revenues and in absolute dollars for the three and six months ended June 30, 2006, as compared to the comparable period in 2005, is due to planned headcount increases and program development expenses to support increased investment in new product initiatives, as well as increased compensation charges related to annual merit increases, incentive accruals and stock-based compensation expense.

We are currently investing research and development resources to enhance and upgrade the products that comprise our unified collaboration communications solutions, which encompasses products and services in all our segments, including next generation video products. In addition, we are investing research and development resources across all segments to support our strategic partnerships. We anticipate committing a greater proportion of our research and development expenses toward the development of our software and infrastructure products, which are included in the Network Systems segment, to enhance the integration and interoperability of our entire product suite.

We believe that technological leadership is critical to our success, and we are committed to continuing a high level of research and development to develop new technologies and to combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. We expect that research and development expenses in absolute dollars will increase in the future. In addition, research and development expenses will continue to increase in 2006 over the 2005 levels as a result of increased compensation charges due to recording stock-based compensation expense, which began in the first quarter of 2006, as well as annual merit increases and incentive accruals. Stock-based compensation costs are determined through the use of an option-pricing model that is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. Changes in these underlying factors and assumptions may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict.

General and Administrative Expenses

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2006	June 30, 2005	Increase		June 30, 2006	June 30, 2005	Increase
Expenses	$11,622	$9,377	24%		$21,799	$18,368	19%
% of Revenues	7%	6%	1	pt	7%	7%	—

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, patent litigation costs, and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included a $1.7 million and $2.9 million charge for stock-based compensation in the three and six months ended June 30, 2006, respectively.

As a percentage of revenues, general and administrative expenses increased 1% and remained flat for the three and six months ended June 30, 2006, respectively, as compared to the comparable period in 2005, due to the increase in revenues versus the year ago periods. The increase in spending in absolute dollars in general and administrative in the three and six months ended June 30, 2006 over the comparable period in the prior year was primarily due to increased compensation charges related to annual merit increases, increased incentive accruals and stock-based compensation expense as well as increased project-related outside services costs. This was partially offset by decreased infrastructure costs. For the three and six months ended June 30, 2006, the increase in compensation charges accounted for $2.1 million and $4.2 million of the increase, respectively, and outside services accounted for $0.7 million of the increase in each period, which was partially offset by decreases in infrastructure costs of $0.6 million and $1.3 million, respectively. The remaining changes are related to numerous smaller items.

Significant charges due to costs associated with litigation, including our ongoing litigation against Codian, or uncollectability of our receivables would increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded. Additionally, predicting the timing of bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to visibility of costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors. We believe that our general and administrative expenses will likely continue to increase in absolute dollar amounts in the future primarily as a result of expansion of our administrative staff and other costs related to supporting a larger company, increased costs associated with regulatory requirements, and our continued investments in international regions. In addition, general and administrative expenses will continue to increase in 2006 over the 2005 levels as a result of increased compensation charges due to recording stock-based compensation expense, which began in the first quarter of 2006, as well as annual merit increases and incentive accruals. Stock-based compensation costs are determined through the use of an option-pricing model that is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. Changes in these underlying factors and assumptions may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict.

Acquisition-Related Costs

We recorded a charge to operations of approximately $0.1 million for each of the three and six month periods ended June 30, 2006 and 2005, for acquisition-related integration costs. These charges primarily include outside financial advisory, accounting, legal and consulting fees and other direct merger-related expenses related to completed acquisitions. The 2006 charges are related to professional services costs to integrate DSTMedia, which we acquired in August 2005. The 2005 charges are primarily related to Voyant, acquired in January 2004, and additional professional service fees related to the ongoing liquidation of international PictureTel legal entities. If we acquire additional businesses in the future, we may incur material acquisition expenses related to these transactions.

Amortization of Purchased Intangibles

In the three months ended June 30, 2006 and 2005, we recorded $1.6 million and $1.7 million, respectively, and in the six months ended June 30, 2006 and 2005, we recorded $3.2 million and $3.5 million, respectively, in amortization of purchased intangibles related to the MeetU, Voyant and DSTMedia acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives, which range from several months to eight years. The decrease in absolute dollars for the three and six months ended June 30, 2006 as compared to 2005 is primarily due to the purchased intangibles related to MeetU becoming fully amortized as of September 30, 2005, which was partially offset by the addition of purchased intangibles related to the DSTMedia acquisition in August of 2005.

Litigation Reserves and Payments

Releases of litigation reserves and payments of less than $0.1 million in each of the three and six month periods ended June 30, 2005, related to the release of previously established reserves based upon the final outcome of certain legal claims.

Restructuring Costs

During the three months ended March 31, 2006, management approved a restructuring plan for eliminating or relocating certain positions throughout the Company but focused on the sales and general and administrative functions. The resulting actions are intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recorded a charge of approximately $0.6 million for the three months ended March 31, 2006 related to workforce reductions, which had been communicated to the impacted employees during the period. The charges consist of severance and other employee termination benefits related to these workforce reductions, which comprise less than 1 percent of the Company’s employees worldwide. As of June 30, 2006, less than $0.1 million remained to be paid out and is expected to be paid out by September 30, 2006.

Interest Income, Net

Interest income, net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts. Interest income, net of interest expense, was $4.6 million and $8.5 million for the three and six months ended June 30, 2006 and $3.2 million and $5.9 million for the three and six months ended June 30, 2005, respectively.

Interest income increased for the three and six months ended June 30, 2006 over the comparable periods in the prior year primarily due to higher average investment returns, partially offset by lower average cash and investment balances due to our stock repurchase activity in the first half of 2006. Average interest rate returns on our cash and investments were 4.30% in the second quarter of 2006 compared to 2.61% for the second quarter of 2005. Average interest rate returns on our cash and investments were 4.14% in the first half of 2006 compared to 2.50% for the first half of 2005. Interest income, net could fluctuate for the remainder of 2006 due to movement in our cash balances and changes in market interest rates. Our cash balance may decrease depending upon our stock purchase activity and other factors.

Other Income, Net

Other income, net, consists primarily of foreign exchange gains and losses which result from transactional gains and losses from revenues and expenses denominated in non-U.S. dollar currencies (primarily revenues billed and receivables denominated in the Euro and United Kingdom Pound) as well as from the translation of the financial results and certain balance sheet accounts of our foreign subsidiaries, who’s functional currency is the U.S. dollar, from their local currency to the U.S. dollar. Other income, net, was $0.9 million and $0.7 million for the three and six months ended June 30, 2006 and $0.2 million and $0.1 million for the three and six months ended June 30, 2005, respectively. Other income increased for the three and six months ended June 30, 2006 over the comparable periods in the prior year primarily due to higher foreign exchange gains due to the weakening United States dollar as compared to the Euro and United Kingdom Pound, partially offset by losses from the Israel New Shekel. Other income, net will fluctuate depending upon fluctuations in currencies, the extent to which we implement a hedging program and volume of revenues billed and receivables denominated in Euros and United Kingdom Pounds.

Gain on Strategic Investments

For strategic reasons, we have made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. We evaluate a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At June 30, 2006 and December 31, 2005, these investments had a carrying value of $6.9 million and $5.9 million, respectively. In the three months ended June 30, 2006 and 2005, we did not make any investments in privately held companies and did not record any write-downs of existing investments in privately held companies. In the six months ended June 30, 2006 and 2005, we made $1.0 million and $0.5 million of investments, respectively, in privately held companies and did not record any write-downs of existing investments in privately held companies. In the three months ended June 30, 2005, a privately held company in which we held an investment with a carrying value of $0.4 was sold, resulting in a gain of $4.5 million, which is recorded in the Consolidated Statements of Operations in “Gain on Strategic Investments”. These investments are recorded in “Other assets” in our Condensed Consolidated Balance Sheets.

Provision for Income Taxes

Our overall effective tax rate for the three and six months ended June 30, 2006 was 34.9% and 34.0%, respectively, which resulted in a provision for income taxes of $8.0 million and $14.9 million, respectively. The overall effective tax rate for the three and six months ended June 30, 2005 was 27.0%, which resulted in a provision for income taxes of $7.4 million and $13.5 million, respectively. The increase in the effective tax rate was primarily the result of certain stock–based compensation expense that is not deductible for tax purposes combined with a decrease in the federal research and experimentation tax credit that expired on December 31, 2005.

We are required to separately report our results from discontinued operations net of tax. To do this requires an intraperiod allocation of total tax expense between continuing operations and discontinued operations in accordance with the accounting rules. Our tax rates may vary from quarter to quarter, depending on the results of operations. Our continuing operations effective tax rate for the three and six months ended June 30, 2005 was 26.9%, which resulted in a corresponding provision for income taxes of $7.3 million and $13.3 million, respectively. There were no results for discontinued operations reported for the three or six months ended June 30, 2006.

Our income tax returns are regularly reviewed by the U.S. and international tax authorities to which they are submitted. We are currently under audit by the Israeli Tax Authority for the years ended December 31, 2000 through December 31, 2004. As a result of this audit, the tax authority has proposed adjustments relating to the tax treatment of certain expenses as well as certain transfer pricing assumptions. We believe that we have valid defenses for our position and will pursue all administrative and judicial remedies in reaching a settlement on these matters. Although the final resolution is uncertain, we believe that adequate amounts have been reserved for or that we will receive corresponding adjustments on our U.S. Federal income tax returns that will negate the effect of such proposed adjustments and any unfavorable resolution of this matter is not expected to have a material impact on our results of operations, financial position or operating cash flows.

Forecasting future effective tax rates is difficult given the increasing complexity of our growing multi-national operations. Our future effective tax rates could be favorably or unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company’s deferred tax assets and liabilities, or changes in tax laws or their interpretation. The adoption of SFAS 123(R) will also add more unpredictability and variability to our future effective tax rates. Our 2006 effective tax rate has increased as a result of some or all of these factors and could further increase in the second half of 2006.

Segment Information

A description of our products and services, as well as quarter and year-to-date financial data, for each segment can be found in Note 10 to the Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three and six months ended June 30, 2006 and 2005.

Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and to allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, general and administrative costs, such as legal and accounting costs, acquisition-related costs, amortization of purchased intangible assets, purchased in-process research and development costs, stock-based compensation costs, restructuring costs, litigation reserves and payments, interest income, net, other income, net, and provision for income taxes.

Communications

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2006	June 30, 2005	Increase	June 30, 2006	June 30, 2005	Increase (Decrease)
Revenue	$124,819	$102,308	22%	$239,570	$198,832	20%
Contribution margin	$60,471	$49,365	22%	$114,069	$97,221	17%
Contribution margin as % of communication revenues	48%	48%	—	48%	49%	(1	)pt

Revenues from our Communications segment for the three and six months ended June 30, 2006 increased 22% and 20% over the same periods of 2005, respectively, due primarily to increased sales volumes of our video and voice communications products. Video communications product revenues, which accounted for 11 percentage points and 9 percentage points of the overall increase, respectively, grew from $67.6 million and $136.0 million for the three and six months ended June 30, 2005, respectively, to $79.2 million and $153.4 million, respectively, for the same periods in 2006, increasing $11.6 million or 17% and $17.4 million or 13%, respectively, over the same periods in 2005. The increase in video communications product revenues was due primarily to increased sales volumes of our group video systems, which consisted primarily of our VSX product family. Voice communications product revenues, which accounted for 11 percentage points and 12 percentage points of the overall increase, respectively, grew from $34.7 million and $62.8 million for the three and six months ended June 30, 2005, respectively, to $45.6 million and $86.2 million, respectively, for the same periods in 2006, increasing $10.9 million or 31% and $23.3 million or 37%, respectively, over the same periods in 2005. The increase in voice communications product was due primarily to increased sales volumes of our Voice-over-IP products and circuit switched products.

International revenues, which includes revenues outside of Canada and the U.S., accounted for 45% of our total Communications segment revenues for the three months ended June 30, 2006 and 2005, respectively, and 45% and 46%, respectively, for the six months ended June 30, 2006 and 2005. For the three and six months ended June 30, 2006 and for the six months ended June 30, 2005, our Communications segment had one customer that represented approximately 12%, 11% and 10%, respectively, of Communications segment revenues. This customer is a channel partner, and we believe it is unlikely that the loss of this or any other channel partner would have a material adverse effect on consolidated revenues as we believe end-users would likely purchase our communications products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period. No one customer accounted for more than 10% or our Communications segment revenues during the three months ended June 30, 2005.

The contribution margin as a percentage of Communications segment revenues remained flat for the three months ended June 30, 2006 as compared to the same period in 2005 and decreased to 48% as compared to 49% for the six months ended June 30, 2006 as compared to the same period in 2005. The decrease in contribution margin was primarily due to lower gross margins for our voice communication products as well as increases in engineering and direct marketing spending in both video and voice communications.

Direct marketing and engineering spending in the Communications segment will fluctuate depending upon the timing of product launches and marketing programs.

Network Systems

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2006	June 30, 2005	Decrease		June 30, 2006	June 30, 2005	Decrease
Revenue	$20,022	$23,490	(15)%		$43,939	$49,083	(10)%
Contribution margin	$3,835	$8,383	(54)%		$11,016	$17,723	(38)%
Contribution margin as % of network systems revenues	19%	36%	(17	)pts	25%	36%	(11	)pts

Revenues from our Network Systems segment for the three and six months ended June 30, 2006 decreased 15% and 10%, respectively, over the same periods in 2005 to $20.0 million and $43.9 million respectively, due primarily to decreased average selling prices on our video network systems, due in part to increased competition, and lower revenues from system upgrades in the three and six month periods ended June 30, 2006 over the same period in 2005. This decrease was partially offset by increases in revenues from our audio networking systems and software in the six months ended June 30, 2006 over the same period in 2005.

International revenues, which includes revenues outside of Canada and the U.S., accounted for 44% and 42% of total Network Systems revenues for the three months ended June 30, 2006 and 2005, respectively, and 41% and 37%, respectively, for the six months ended June 30, 2006 and 2005. For each of the three months ended June 30, 2006 and 2005, our Network Systems segment had a single customer that represented approximately 13% and 12%, respectively, of Network Systems segment revenues. These customers are end users of our network systems products, and the revenues in this segment from end users are subject to more variability than our segment revenues from our reseller customers. The loss of one or more customers in the Network Systems segment could have a material adverse impact on our consolidated revenues. No one customer accounted for more than 10% of our Network Systems segment for the six months ended June 30, 2006 and 2005.

The decrease in contribution margin as a percentage of Network Systems segment revenues for the three and six months ended June 30, 2006 as compared to the same periods in 2005 is due primarily to lower gross margins in our video network systems and increased engineering expenses.

Services

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2006	June 30, 2005	Increase		June 30, 2006	June 30, 2005	Increase
Revenue	$20,114	$16,887	19%		$39,159	$32,288	21%
Contribution margin	$7,915	$5,396	47%		$15,668	$10,062	56%
Contribution margin as % of services revenues	39%	32%	7	pts	40%	31%	9	pts

Revenues from our Services segment for the three and six months ended June 30, 2006 increased 19% and 21%, respectively, over the same periods in 2005 to $20.1 million and $39.2 million, respectively, due primarily to an increase in video maintenance services as a result of amortization of deferred revenue associated with the first year of service on our VSX product line, and increased video network systems services. These increases were partially offset by decreases in iPower™ related services.

International revenues, which includes revenues outside of Canada and the U.S., accounted for 34% and 33% of total Service revenues for the three months ended June 30, 2006 and 2005, respectively, and 31% for each of the six months periods ended June 30, 2006 and 2005. No one customer accounted for more than 10% of our total revenues for our Services segment for the three and six months ended June 30, 2006 or 2005.

Overall, the increase in the Services segment contribution as a percentage of Service segment revenues for the three and six months ended June 30, 2006 as compared to the same period in 2005 is due primarily to increased gross margins more than offsetting increases in operating expenses. Service gross margins increased for the three and six months ended June 30, 2006 as compared to the same periods in 2005 as a result of revenue increasing at a faster pace than related service costs. Service gross margins in the three and six months ended June 30, 2006 were also favorably impacted by the amortization of deferred revenue associated with the first year of service on our VSX and V500 products that was included in the product price and amortized over the twelve month period following shipment. This impact was due to increased volumes of these products in the three and six months ended June 30, 2006 as compared to the same period in 2005. Effective July 1, 2006, we began to separately charge for the initial year of service for our video conferencing products rather than charging one combined price for the product and service. These actions may not have the desired result and, accordingly, could have an adverse impact on our product margins and profitability.

Liquidity and Capital Resources

As of June 30, 2006, our principal sources of liquidity included cash and cash equivalents of $197.8 million, short-term investments of $200.2 million and long-term investments of $89.4 million. Substantially all of our short-term and long-term investments are comprised of U.S. government securities, state and local government securities and corporate debt securities. See Note 12 of Notes to our Condensed Consolidated Financial Statements. In addition, we have a $25.0 million line of credit with a bank which was unused at June 30, 2006; however, we do have outstanding letters of credit totaling approximately $1.3 million, of which $1.2 million are secured by this line of credit.

We generated cash from operating activities totaling $64.7 million in the six months ended June 30, 2006, compared with $40.9 million in the comparable period of 2005. The increase in cash provided from operating activities was due primarily to increases in net income and non-cash expenses and accounts payable, decreases in inventories, and a larger increase in other accrued liabilities. Offsetting these positive effects were an increase in prepaid expenses, a larger increase in trade receivables and a smaller increase in taxes payable.

The total net change in cash and cash equivalents for the six months ended June 30, 2006 was an increase of $8.5 million. The primary sources of cash were $64.7 million from operating activities, $23.5 million associated with the exercise of stock options and purchases under the employee stock purchase plan and $2.3 million for the excess tax benefit from stock based compensation. The primary uses of cash during this period were $52.4 million for purchases of our common stock, $19.1 million in purchases of investments, net of sales and maturities, and $10.4 million for purchases of property and equipment. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses (such as depreciation, amortization, the provision for doubtful accounts, inventory write-downs for excess and obsolescence, non-cash stock based compensation, excess tax benefit from stock based compensation, gain from sale of discontinued operations, amortization of unearned stock-based compensation, gain on strategic investments, the purchase of in-process research and development and the tax benefits from the exercise of employee stock options), reductions in inventories and increases in accounts payable, taxes payable and other accrued liabilities. Offsetting the positive effect of these items were net increases in trade receivables and prepaid expenses and other assets. Our days sales outstanding, or DSO, metric was 43 days at June 30, 2006 as compared to 41 days at June 30, 2005. This increase in DSO was due primarily to the timing of payments received. We expect that DSO will continue to fluctuate, and in all likelihood, will increase as a result of fluctuations in revenue linearity and increases in receivables from service providers and government entities who have longer payment terms of 45 and 60 days, respectively, compared to the normal 30 day terms. Inventory turns increased slightly from 5.9 turns at June 30, 2005 to 6.0 turns at June 30, 2006. The increase in turns primarily reflects the decrease in inventory. We believe inventory turns will continue to fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a greater mix of ocean freight versus air freight to reduce freight costs. Additionally, payments we make for income taxes may increase during the remainder of 2006 as our available net operating losses are depleted.

As part of the DSTMedia acquisition, DSTMedia shareholders may receive up to an additional $20.0 million of consideration through 2008, payable in cash, based on the achievement of certain financial milestones relating to the operating results of DSTMedia. In addition, DSTMedia shareholders may receive up to an additional $0.4 million of consideration one year following the closing of the acquisition if certain conditions are met. In September 2006, we expect to pay out up to $0.2 million in additional consideration related to this obligation. DSTMedia’s results of operations have been included in our results of operations since August 25, 2005.

From time to time, the Board of Directors has approved plans to purchase shares of our common stock in the open market. We did not purchase any shares of our common stock in the open market during the three months ended June 30, 2006. During the three months ended June 30, 2005, we purchased approximately 1.6 million shares of our common stock in the open market for cash of $25.0 million. During the six months ended June 30, 2006 and 2005, we purchased approximately 2.7 and 3.1 million shares, respectively, of our common stock in the open market for cash of $52.4 million and $50.0 million, respectively. As of June 30, 2006, we were authorized to purchase up to an additional $67.0 million under the 2005 share repurchase plan.

At June 30, 2006, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $67.7 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

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

The table set forth below shows, as of June 30, 2006, the future minimum lease payments, net of estimated sublease income of $0.9 million through June 2007, due under our current lease obligations. For example, we lease an approximately 152,000 square foot building which is fully subleased to a third party for a term that is concurrent with the term of our lease obligation. As a result we are not currently showing a lease obligation related to this facility. If this sublease were to be terminated, or if the tenant defaulted on payment, we would incur additional lease payments that would negatively impact our operating results and overall cash flows. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of June 30, 2006 are as follows (in thousands):

Year ending December 31,	Gross Minimum Lease Payments	Estimated Sublease Receipts	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long- Term Liabilities	Purchase Commitments
Remainder of 2006	$6,879	$(527)	$6,352	$2,244	$—	$64,254
2007	9,880	(403)	9,477	3,247	1,807	3,025
2008	6,474	—	6,474	1,725	401	407
2009	5,760	—	5,760	1,559	286	—
2010	5,634	—	5,634	1,446	484	—
Thereafter	10,704	—	10,704	2,502	6,929	—

Total payments	$45,331	$(930)	$44,401	$12,723	$9,907	$67,686

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

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Stock-based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options, employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) and performance shares based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $6.3 million and $11.5 million, respectively, which consisted of stock-based compensation expense related to equity awards granted pursuant to our employee stock option plans (“employee equity awards”) and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”). There was no stock-based compensation expense related to employee equity awards or employee stock purchases recognized during the three and six months ended June 30, 2005. See Note 9 to the Condensed Consolidated Financial Statements for additional information.

Upon adoption of SFAS 123(R), we began estimating the value of employee equity awards and employee stock purchases on the date of grant using a Black-Scholes option pricing model. Prior to the adoption of SFAS 123(R), the value of each employee equity awards and employee stock purchases was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee equity award and employee stock purchase exercise behaviors. The use of a Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions, including expected volatility, risk-free interest rate, expected dividends and expected life.

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	34.57%	38.62%	36.20%	38.62%
Risk-free interest rate	4.99%	4.60%	4.76%	4.60%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	3.45	0.49	3.66	0.49

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

As stock-based compensation expense recognized in the Condensed Statements of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the stock-based compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

Deferred and Refundable Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the Condensed Consolidated Statements of Operations. As of June 30, 2006, we have $48.4 million in net deferred tax assets. In order to fully utilize these deferred tax assets we need to generate sufficient amounts of future U.S. taxable income. We believe based upon our financial projections that it is more likely than not that we will generate sufficient future taxable income to utilize these assets and therefore, as of June 30, 2006, we have not established a valuation allowance against these assets.

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

Goodwill and Purchased Intangibles

We assess the impairment of goodwill and other identifiable intangibles annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

•	significant sustained underperformance relative to projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

If we determine that the carrying value of goodwill and other identified intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would typically measure any impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model.

In the fourth quarter of 2005, we completed our annual goodwill and purchased intangibles impairment tests. The assessment of goodwill impairment was conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. Based on the results of these impairment tests, we determined that our goodwill asset was not impaired as of December 31, 2005. The assessment of purchased intangibles impairment was conducted by first estimating the undiscounted expected future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows were less than the carrying amounts, impairment existed, and future cash flows were discounted and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. Based on the results of the 2005 impairment test, we determined that certain purchased intangible assets acquired as part of the Voyant acquisition had been impaired as of December 31, 2005, and we recorded an impairment charge of approximately $1.9 million. We plan to conduct our annual impairment tests in the fourth quarter of every year, unless impairment indicators exist sooner. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill and purchased intangible impairment tests.

Non-marketable Securities

We periodically make strategic investments in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. These investments had a carrying value of $6.9 million as of June 30, 2006. There were no amounts permanently written down in the six months ended June 30, 2006 or 2005.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective the first quarter of our 2007 fiscal year. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and bank borrowings. The investment portfolio includes highly liquid, high-quality instruments. Some investments in the portfolio may contain an embedded derivative, and interest rate hedges may be placed if they are tied to a specific investment or group of investments in accordance with our Investment Policy; however, they are generally not significant. We may occasionally use forward contracts as a hedge against currency exchange rate fluctuations, which may affect the value of trade receivables billed in currencies other than the United States dollar. As of June 30, 2006, we have no open foreign currency hedging contracts.

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

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents, held at June 30, 2006 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

Issuer	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$96,258	$96,096	$95,935	$95,773	$95,611
State and local governments	24,141	24,101	24,060	24,019	23,979
Corporate debt securities	170,220	169,933	169,646	169,360	169,073

Total	$290,619	$290,130	$289,641	$289,152	$288,663

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

Issuer	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$96,096	$96,016	$95,935	$95,854	$95,773
State and local governments	24,101	24,080	24,060	24,040	24,019
Corporate debt securities	169,933	169,789	169,646	169,502	169,360

Total	$290,130	$289,885	$289,641	$289,396	$289,152

Until January 2006, a substantial majority of our sales were denominated in United States dollars. Effective January 1, 2006, we commenced selling our products and services in certain of our European regions in Euros and in the United Kingdom in British Pounds, which has increased our foreign currency exchange rate fluctuation risk. Based on our overall currency rate exposure at June 30, 2006, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial effect on our financial position, results of operations and cash flows. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. While we do not hedge for speculative purposes, in the event that a significant transaction were due in a foreign currency, we might enter into a foreign currency forward exchange contract for hedging purposes. As a result of our exposure to foreign currency exchange rate fluctuations increasing, we expect to begin a hedging program during the second half of 2006.

There were no forward contracts outstanding as of June 30, 2006 or December 31, 2005.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS THAT WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OR ALL OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE SIGNIFICANTLY DUE TO ANY OF THESE RISKS, AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. IN ASSESSING THESE RISKS, INVESTORS SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

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

We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our current or future competitors could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be the reduction in the prices of our products and our competitors’ products, the introduction of additional lower priced competitive products or the introduction of new products or product platforms that render our existing products or technologies obsolete. We expect this increased competitive pressure may lead to intensified price-based competition, resulting in lower prices and gross margins which would significantly harm our results of operations. For example, our video network systems product revenues have declined sequentially since the fourth quarter of 2004 and could continue to decline in the third and fourth quarters of 2006 as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures.

Competition that we face in our markets is intense and competition that we face in certain of our international markets is different than that we face in North America and is currently based principally on price. We have noted additional competitors and increased pricing pressures in China, India and other parts of Asia contributing to decreased revenues in Asia in 2005 as compared to 2004. Although we have had improved sequential and year over year performance in Asia in the first half of 2006, we still see increased competition in this region, particularly in China. If we are unable to compete effectively in these regions in terms of price, technology, product offerings or marketing strategies, our overall financial results may suffer.

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

We have lost group video conferencing sales opportunities to our competitors, including to competitors in China who sell at lower price points. Although our performance in China improved in the fourth quarter of 2005 and the second quarter of 2006, we experienced a decrease in the first quarter of 2006 and expect to continue to face stiff competition, and our competitors may gain market share from us, due in part to their strategic relationships and their latest product offerings. In addition, we believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Hewlett-Packard, IBM, Microsoft, and WebEx that enable web-based or network-based video and collaboration communications. In addition, Cisco, Hewlett-Packard, IBM, Microsoft or another large multi-national company with resources substantially larger than ours, could enter any of our markets through acquisition of a direct competitor, which would significantly change the competitive landscape.

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

Our video network systems business has significant direct competition from RADVISION, and a number of other companies, including Cisco Systems, who resells RADVISION’s products, Tandberg, and Huawei, as well as from various smaller or new industry entrants. Our video network systems product revenues have declined sequentially since the fourth quarter of 2004 and could continue to decline in the third and fourth quarters of 2006 as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures. Our audio network systems business has significant competition from companies such as Avaya, Cisco, and Compunetix, which we continued to see in 2006. Although we intend to launch new network services product offerings, these new product offerings may be delayed or may not have as much of a positive impact on our network systems revenues as we anticipate.

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

We have experienced delays in the introduction of certain new products and enhancements in the past and have recently experienced delays in the introduction of our high definition video conferencing products. The delays in product release dates that we experienced in the past were due to factors such as unforeseen technology issues, manufacturing ramping issues and other factors, which we believe negatively impacted our sales revenue in the relevant periods. Any of these or other factors may occur again and delay our future product releases. In addition, we have occasionally terminated new product development efforts prior to any introduction of the new product.

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

We produce highly complex communications equipment, which includes both hardware and software and incorporates new technologies and component parts from different suppliers. Resolving product defect and technology issues could cause delays in new product introduction. Further, if such defects are not detected or cured prior to a new product launch, or are detected after a product has already been launched and cannot be cured or result in a product recall, such as our voluntary recall of the lithium ion batteries in our SoundStation 2W™ products in the first quarter of 2006, these events could result in the failure of a partial or entire product line, a temporary or permanent withdrawal of a product from the market, product reengineering expenses, and inventory costs.

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

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our SoundStation IP™ and SoundPoint IP™ products are dependent on the roll out of voice-over-IP, or VoIP, technologies. In addition, VoIP products are traditionally sold through service providers. We may not be successful in expanding our current service provider network or maintaining a successful service provider network. The success of our VSX 3000™ and PVX™ software application products depend on the increased use of desktop video collaboration technologies. Our QSX™ product depends on the acceptance of a new method of sharing data, which is a change in customer patterns that may or may not occur. Further, as we see the adoption rate of new technologies increase, our historical product sales may be negatively impacted.

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

In addition, we continue to expend significant resources to develop new products or product enhancements based upon anticipated demand for new features and functionality, such as next generation high definition video resolution technology. We may not be able to sell certain of our products in significant volumes and our business may be harmed if the use of new technologies that our future products are based on does not occur, if the development of suitable sales channels does not occur, or occurs more slowly than expected, if our products that incorporate new technologies are not priced competitively or are not readily adopted, or if the adoption rates of such new technologies do not drive demand for our other products as we anticipate, For example, although we believe increased sales of group and desktop video solutions will drive increased demand for video network system products, such increased demand may not occur or we may not benefit to the same extent as our competitors.

Lower than expected market acceptance of our products, price competition and other price changes would negatively impact our business.

If the market does not accept our products, our profitability would likely be harmed. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment and network systems, which could cause us to reduce the prices for any of these products or discontinue one product with the intent of simplifying our product offering and enhancing sales of a similar product. For example, we believe that the sequential declines in video network system revenues that we have experienced since the fourth quarter of 2004, are due in part to lower average selling prices as a result of increased competitive pressures. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a similar product. Effective July 1, 2006, we began to separately charge for the initial year of service for our video conferencing products rather than charging one combined price for the product and service. These actions may not have the desired result of increasing revenues and improving service renewal rates and, accordingly, could have an adverse impact on our product margins and profitability. In addition, we anticipate that our gross margins will become more difficult to predict due to these types of changes, the wide range of margins associated with each of our product lines, and shifts in the mix of products sold. Our network systems products typically have higher gross margins than our other product lines. Therefore, our gross margins could decrease if we continue to experience decreases in our network systems product sales.

Product obsolescence, excess inventory and other asset impairment can negatively affect our results of operations.

We operate in a high technology industry which is subject to rapid and frequent technology and market demand changes. These changes can often render existing or developing technologies obsolete. In addition, the introduction of new products and any related actions to discontinue existing products can cause existing inventory to become obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the recorded value of existing inventory is greater than its fair market value, such as we experienced in the fourth quarter of 2005 with excess ViewStation® inventory. Also, the pace of change in technology development and in the release of new products has increased and is expected to continue to increase. If sales of one of these products has an unplanned negative effect on sales of another of our products, it could significantly increase the inventory levels of the negatively impacted product. For each of our products, the potential exists for new products to render existing products obsolete, cause inventories of existing products to increase, cause us to discontinue a product or reduce the demand for existing products.

Since 2001, we have purchased several businesses, which together include goodwill valued at approximately $359.0 million and other purchased intangible assets valued at approximately $17.2 million as of June 30, 2006. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high technology industry occur frequently and quickly. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values, as we did in the fourth quarter of 2005, when we wrote down certain intangible assets associated with our acquisition of Voyant in the amount of $1.9 million. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have recorded cumulative charges against earnings totaling $14.1 million associated with the impairment of these investments, including $1.6 million in the fourth quarter of 2005. As of June 30, 2006, our investments in private companies are valued at $6.9 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

Our quarterly operating results have fluctuated in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control. These factors include:

•	fluctuations in demand for our products and services, principally due to (i) the changing global economic environment, (ii) increased competition as we have seen in Asia across all product lines and globally with respect to video and network systems product lines, and (iii) the development of new partnerships, such as the relationships between Tandberg and Cisco and Sony and Cisco in our video product line;

•	the prices and performance of our products and those of our existing or potential new competitors, which can change rapidly due to technological innovations;

•	the timing, size and mix of the orders for our products;

•	whether growth of our VoIP product sales will negatively impact sales of our circuit-switched products and whether VoIP product sales will serve as an effective driver for sales of our IP-based video solutions, as we anticipate;

•	the adoption of the new accounting pronouncement, SFAS 123(R), “Share-Based Payments” that requires us to record compensation expense for shares issued under our stock plans began in the first quarter of 2006, resulted in $4.1 million of stock-based compensation expense, net of tax, in the quarter ended June 30, 2006, and will continue to have a material impact on our results of operations;

•	slowing sales by our channel partners to their customers, which places further pressure on our channel partners to minimize inventory levels and reduce purchases of our products;

•	changes to our channel partner programs, contracts and strategy that could result in a reduction in the number of channel partners or could cause more of our channel partners to add our competitors’ products to their portfolio;

•	the level and mix of inventory that we hold to meet future demand;

•	fluctuations in the level of international sales and our exposure to the impact of international currency fluctuations on both revenues and expenses;

•	dependence on third party manufacturers and associated manufacturing costs;

•	the magnitude of any costs that we must incur in the event of a product recall, such as our recent voluntary recall in the first quarter of 2006 of the lithium ion batteries in our SoundStation 2W products, or of costs associated with product warranty claims;

•	the impact of seasonality on our various product lines and geographic regions;

•	the impact of greater exposure to foreign currency fluctuations due to an increasing number of our product sales being denominated in non-U.S. dollar currencies; and

•	adverse outcomes in intellectual property matters and the costs associated with asserting and enforcing our intellectual property portfolio.

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

Our quarterly revenues and operating results depend upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. Moreover, although we saw better sales linearity in the fourth quarter of 2005, in most prior periods, we have seen the majority of our orders in a given quarter shipped in the last month of that quarter and sometimes in the last few weeks of the quarter. Also, our order backlog has fluctuated significantly over our corporate history. Although in the last two quarters of 2005 our order backlog increased significantly, we believe that backlog levels will continue to fluctuate due to many factors such as ability of our sales force to generate orders linearly throughout the quarter, our ability to forecast revenue mix and plan our manufacturing accordingly, increased deferred revenue associated with our VSX products, customer request dates, timing of product acceptance where contractually required and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could significantly negatively impact end-user orders, which could in turn negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline in future quarters, even to zero. The return to historical linearity levels or any failure or delay in the closing of orders during the last part of a quarter would materially harm our operating results. Furthermore, we may be unable to ship products in the period we receive the order due to these or other factors, which would have an adverse impact on our operating results. In such events, the price of our common stock would decline.

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

We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to dealers and end-users. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as a recurrence of global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our revenues would be negatively affected. While there has been some improvement in technology spending and the global economy, constraints in technology capital spending still exist and if these conditions recur in the future, our business and operating results will continue to be negatively affected. For example, in the first and fourth quarters of 2005, we experienced sequential decreases in absolute dollars in revenues from U.S. government entities. In addition, if channel partners decide to purchase more inventory, due to product availability or other reasons, than is required to satisfy end-user demand or if end-user demand does not keep pace with the additional inventory purchases, channel inventory could grow in any particular quarter, which could adversely affect product revenues in the subsequent quarter. In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels, which would harm our business. Moreover, if we choose to eliminate or reduce special cost or stocking incentive programs, quarterly revenues may fail to meet our expectations or be lower than historical levels.

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

Consolidation of our channel partners may result in changes to our overall business relationships and less favorable contractual terms.

We have recently seen consolidation among certain of our existing channel partners. In such instances, we may experience changes to our overall business and operational relationships due to dealing with a larger combined entity. Further, our ability to maintain such relationships on favorable contractual terms may be limited. For instance, the combined entity may be successful in negotiating the most favorable contractual terms out of each of their respective contracts, including terms such as credit and acceptance, which are less favorable than those in our existing contracts with each channel partner. Depending on the extent of these changes, the timing and extent of revenue from these channel partners may be adversely affected.

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

The principal research and development and manufacturing facilities of our network systems group and many of that group’s suppliers are located in Israel. Political, economic and military conditions in Israel and the Middle East region directly affect our network systems group’s operations. A number of armed conflicts have taken place and continue to take place between Israel and its geographic neighbors. As a result, certain of our employees have been called to active military duty, and additional employees may be called to serve in the future. Current and future armed conflicts or political instability in the region may impair our ability to produce and sell our network systems products and could disrupt research or developmental activities. This instability could have an adverse impact on our results of operations. Further, the military action in Iraq or other countries in the region perceived as a threat by the United States government could result in additional unrest or cause Israel to be attacked, which would adversely affect our results of operations and harm our business.

The technology used to develop our current network systems products was developed in part with grants from the Israeli Office of the Chief Scientist. Under Israeli law, technology developed pursuant to grants from the Office of the Chief Scientist cannot be transferred to any person without the prior written consent of the Office of the Chief Scientist. The grants also contain restrictions on the ability to manufacture products developed with these grants outside of Israel. Approval to manufacture such products outside of Israel, if granted, is generally subject to an increase in the total amount to be repaid to the Office of the Chief Scientist of between 120% to 300% of the amount granted, depending on the extent of the manufacturing to be conducted outside of Israel. These restrictions on the ability to transfer certain of our technology to third parties or manufacture products outside Israel may adversely affect our operating results and the development of additional network systems products and significantly reduce the value of the technology. We are in the process of developing and implementing a disaster recovery plan for our network systems products that could provide for manufacturing to be performed outside of Israel on a limited basis today, and a more extended basis in the event of a disaster. Today, we are performing final test and assembly on a limited basis in the United States in Colorado, in the Netherlands and in Thailand. The implementation of such a disaster recovery plan could subject us to additional payments to the Office of the Chief Scientist, which could adversely affect our operating results.

International sales and expenses represent a significant portion of our revenues and operating expenses and risks inherent in international operations could harm our business.

International sales and expenses represent a significant portion of our revenues and operating expenses, and we anticipate that international sales will continue to increase and to account for a significant portion of our revenues for the foreseeable future and that international operating expenses will continue to increase. International sales and expenses are subject to certain inherent risks, including the following:

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

Although, to date, a substantial majority of our international sales have been denominated in U.S. currency, we expect that a growing number of sales will be denominated in non-U.S. currencies as more international customers request billing in their currency. For example, effective January 1, 2006, we began invoicing a portion of our European product sales in Euros and our United Kingdom product sales in British Pounds. In addition, some of our competitors currently invoice in foreign currency, which could be a disadvantage to us in those markets where we do not. Our international operating expenses are denominated in foreign currency. As a result of these factors, we expect our business will be significantly more vulnerable to currency fluctuations, which could adversely impact our results of operations. For instance, in 2003 and 2004, and more recently in the second quarter of 2006, our operating costs internationally increased as a result of the weakness in the U.S. dollar. These currency fluctuations were recorded in other income (expense) in our Condensed Consolidated Statements of Operations. We will continue to evaluate whether to, and are likely to decide to, expand the type of products we sell in selected foreign currencies in addition to the Euro and British Pound or may, for specific customer situations, choose to sell our products in foreign currencies, thereby further increasing our foreign exchange risk.

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

Our future success will depend in part on our continued ability to hire, assimilate and retain qualified personnel. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel. In addition, from time to time, we may also decide to replace certain key personnel, such as we did recently in Asia by bringing in an interim managing director for the region and ultimately transitioning to a new regional sales vice president. We have also recently made changes in certain senior management positions. For example, in April 2006, we hired a new Senior Vice President and General Manager, Network Systems, and in June 2006, we hired a new Senior Vice President of Worldwide Sales. Such transitions may be disruptive to the affected function and our business, possibly on a longer term basis than we expected, and could divert management’s attention from other ongoing business concerns. Further, we have relied on our ability to grant stock options as a means of recruiting and retaining highly skilled personnel. Recent accounting regulations requiring the expensing of stock options will impair our future ability to provide these incentives without incurring significant compensation costs. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, particularly technical and management, as needed, could harm our business.

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

We had a liability of approximately $3.5 million at June 30, 2006 related to vacant and redundant facilities in connection with our acquisition of PictureTel, which is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. For example, we have an approximately 152,000 square foot building which is fully subleased to a third party for the length of our lease obligation. If this tenant were unable to fulfill, for any reason, their contractual obligations under the sublease, we would incur additional charges to operations which would harm our business. In addition, until our vacated and redundant facilities are subleased or the lease obligations for these facilities are terminated, we will continue to pay the contractual lease and facility operating expense obligations without any sublease income to offset these costs. Further, in the event that we agree to sublease a facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow up to and potentially exceeding our recorded liability at the time of such transaction, which would harm our operating cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

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

Moreover, our operating results would be seriously harmed by receipt of a significant number of defective components or components that fail to fully comply with environmental or other regulatory requirements, an increase in component prices, such as the recent increases for components that are in compliance with the Restrictions on Hazardous Substances (RoHS) rules in Europe, or our inability to obtain lower component prices in response to competitive price reductions.

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

We subcontract the manufacture of our voice and video product lines to Celestica, a third-party contract manufacturer. We use Celestica’s facilities in Thailand, China and Singapore, and should there be any disruption in services due to natural disaster, terrorist acts, quarantines or other disruptions associated with infectious diseases, or other similar events, or economic or political difficulties in any of these countries or Asia or any other reason, such disruption would harm our business and results of operations. Also, Celestica’s facilities are currently the manufacturer for substantially all of these products, and if Celestica experiences an interruption in operations or otherwise suffers from capacity constraints, we would experience a delay in shipping these products which would have an immediate negative impact on our revenues. As a result, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption and harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

If we have insufficient proprietary rights or if we fail to protect those rights we have, our business would be materially impaired.

We rely on third-party license agreements and termination or impairment of these agreements may cause delays or reductions in product introductions or shipments which would harm our business.

We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, Delcom, Mitsubishi, Simtrol, Skelmir, SNMP, and Software House, video algorithm protocols from DSP, UB Video, ATT/LUCENT and Flextronics, Windows software from Microsoft, development source code from Avaya, Hughes Software Systems, Ltd., In Focus Systems Inc., Nokia, Surf, Vocal Technologies Ltd. and Windriver, audio algorithms from D2 and Nortel Networks, Sipro, Telogy and Voiceage, and communication software from Konexx and RADVISION. In addition, certain of our products are developed and manufactured based largely or solely on third-party technology. These third-party software licenses and arrangements may not continue to be available to us on commercially reasonable or competitive terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business and results of operations. Further, if we are unable to obtain necessary technology licenses on commercially reasonable or competitive terms, we could be prohibited from marketing our products, could be forced to market products without certain features, or could incur substantial costs to redesign our products, defend legal actions, or pay damages.

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

Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, in 2005, we were not required to record stock-based compensation charges to earnings in connection with stock options grants to our employees. However, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), “Share-Based Payment,” which now requires us to record stock-based compensation charges to earnings for employee stock option grants commencing in the first quarter of 2006. Such charges negatively impacted our earnings in the three and six months ended June 30, 2006 and will negatively impact our future earnings. For instance, the Company expects the compensation charges under SFAS 123(R) to reduce net income by approximately $15 to $20 million for fiscal 2006. In addition, future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense and make such amounts difficult to predict accurately.

Changes in tax rates could affect our future results.

The Company’s future effective tax rates could be favorably or unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company’s deferred tax assets and liabilities, or changes in tax laws or their interpretation. For instance, we previously announced an increase in our expected tax rate in 2006 due to the current lapse in the U.S. research and development tax credit, which may in fact adjust down again if the tax credit gets reinstated. The adoption of SFAS 123(R) will also add more unpredictability and variability to our future effective tax rates. Our 2006 effective tax rate has increased as a result of some or all of these factors and could further increase in the second half of 2006.

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

Our days sales outstanding (DSO) metric is currently ranging from 40 to 46 days. We expect that our DSO metric will continue to be in the 40 to 50 day range; however, our DSO metrics could also increase as a result of increased revenues, as a result of fluctuations in revenue linearity, as a result of future acquisitions, as a result of a greater mix of international sales, or any other factors.

In addition, as we manage our business and focus on shorter shipment lead times for certain of our products and implement freight cost reduction programs, our inventory levels may increase, resulting in decreased inventory turns that could negatively impact our cash flow. For example, our inventory turns decreased from 7.7 turns in the fourth quarter of 2004 to 6.0 turns in the second quarter of 2006, and this trend may continue in future operating periods.

Our stock price fluctuates as a result of the conduct of our business and stock market fluctuations.

The market price of our common stock has from time to time experienced significant fluctuations. The market price of our common stock may be significantly affected by a variety of factors, including:

•	statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business, including competitors, partners, suppliers or telecommunications industry leaders or relating to us specifically, as has occurred recently;

•	the announcement of new products or product enhancements by us or our competitors;

•	technological innovations by us or our competitors;

•	quarterly variations in our results of operations;

•	acquisition of one of our competitors by a significantly larger company;

•	general market conditions or market conditions specific to technology industries; and

•	domestic and international macroeconomic factors.

In addition, the stock market continues to experience price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many high technology companies like us. These fluctuations are often unrelated to the operating performance of the specific companies.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On August 9, 2005, the Company announced that the Board of Directors had approved a $250 million share repurchase plan, which superseded all prior share repurchase plans, under which it would purchase shares in the open market from time to time. As of June 30, 2006, the Company had purchased approximately 10.8 million shares of its common stock in the open market for cash of $183.0 million under the 2005 share repurchase plan, resulting in a remaining authorization to purchase up to an additional $67.0 million of shares. No shares were purchased during the three months ended June 30, 2006. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2005 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company distributed, on or about April 20, 2006, its Definitive Proxy Statement and Annual Report to Stockholders to each stockholder of record on April 5, 2006, for its Annual Meeting of Stockholders held May 25, 2006 (the “Annual Meeting”). At the Company’s Annual Meeting, the Stockholders were asked to consider two proposals.

The first proposal involved the election of directors. The existing Board of Directors nominated eleven nominees recommended by the Corporate Governance and Nominating Committee of the Board of Directors, all of whom were then serving as directors of the Company. The nominees of the Board were all re-elected and the voting results with respect thereto were:

Name	Votes For	Votes Withheld
Robert C. Hagerty	79,699,335	4,393,223
Michael R. Kourey	80,652,139	3,440,419
Betsy S. Atkins	81,794,956	2,297,602
John Seely Brown	71,445,734	12,646,824
David G. DeWalt	82,186,895	1,905,663
Durk I. Jager	82,265,949	1,826,609
John A. Kelley	82,649,168	1,443,390
Stanley J. Meresman	79,676,630	4,415,928
William A. Owens	82,723,347	1,369,211
Kevin T. Parker	82,725,727	1,366,831
Thomas G. Stemberg	81,884,782	2,207,776

The final proposal concerned the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006. The results were:

For:	80,875,071
Against:	3,193,086
Abstentions:	24,401
Broker Non-Votes:	0

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 7, 2006	POLYCOM, INC.

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