Form 10-Q
period 2006-09-30
POLYCOM INC
filed 2006-10-30
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

COMMISSION FILE NUMBER 000-27978

POLYCOM, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3128324
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

4750 WILLOW ROAD, PLEASANTON, CA	94588
(Address of principal executive offices)	(Zip Code)

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

There were 88,747,201 shares of the Company’s Common Stock, par value $.0005, outstanding on October 13, 2006.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$223,641	$189,271
Short-term investments	181,369	88,191
Trade receivables, net of allowance for doubtful accounts of $2,237 and $2,208 at September 30, 2006 and December 31, 2005, respectively	74,843	69,419
Inventories	44,444	45,782
Deferred taxes	31,407	31,407
Prepaid expenses and other current assets	15,797	13,668

Total current assets	571,501	437,738
Property and equipment, net	38,257	35,293
Long-term investments	122,184	182,942
Goodwill	359,241	359,071
Purchased intangibles, net	15,728	20,332
Deferred taxes	17,000	17,070
Other assets	20,336	18,954

Total assets	$1,144,247	$1,071,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$49,553	$46,882
Accrued payroll and related liabilities	19,793	13,092
Taxes payable	66,611	60,784
Deferred revenue	41,308	37,908
Other accrued liabilities	36,788	32,832

Total current liabilities	214,053	191,498
Long-term deferred revenue	19,328	12,915
Other long-term liabilities	8,602	10,118

Total liabilities	241,983	214,531

Stockholders’ equity
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; Issued and outstanding: 1 share at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.0005 par value; Authorized: 175,000,000 shares; Issued and outstanding: 88,603,578 shares at September 30, 2006 and 88,755,371 shares at December 31, 2005	43	43
Additional paid-in capital	871,334	826,262
Cumulative other comprehensive loss	(472)	(1,308)
Retained earnings	31,359	31,872

Total stockholders’ equity	902,264	856,869

Total liabilities and stockholders’ equity	$1,144,247	$1,071,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues:
Product revenues	$152,410	$126,204	$435,919	$374,119
Service revenues	20,798	18,200	59,957	50,488

Total revenues	173,208	144,404	495,876	424,607

Cost of revenues:
Cost of product revenues (includes stock based compensation expense under SFAS 123(R) of $359 and $1,108 for the three and nine months ended September 30, 2006, respectively, and $0 for both the three and nine months ended September 30, 2005)	55,650	44,660	158,599	129,628
Cost of service revenues (includes stock based compensation expense under SFAS 123(R) of $432 and $1,313 for the three and nine months ended September 30, 2006, respectively, and $0 for both the three and nine months ended September 30, 2005)	10,753	9,737	31,720	29,428

Total cost of revenues	66,403	54,397	190,319	159,056

Gross profit	106,805	90,007	305,557	265,551

Operating expenses:
Sales and marketing (includes stock based compensation expense under SFAS 123(R) of $1,751 and $4,976 for the three and nine months ended September 30, 2006, respectively, and $0 for both the three and nine months ended September 30, 2005)	42,736	35,361	124,848	105,588
Research and development (includes stock based compensation expense under SFAS 123(R) of $1,800 and $5,539 for the three and nine months ended September 30, 2006, respectively, and $0 for both the three and nine months ended September 30, 2005)	28,694	23,262	84,974	67,719
General and administrative (includes stock based compensation expense under SFAS 123(R) of $1,631 and $4,571 for the three and nine months ended September 30, 2006, respectively, and $0 for both the three and nine months ended September 30, 2005)	11,894	8,769	33,693	27,137
Acquisition-related costs	52	193	137	321
Purchased in-process research and development	—	300	—	300
Amortization of purchased intangibles	1,451	1,683	4,640	5,205
Litigation reserves and payments	—	—	—	(93)
Restructuring costs	1,312	650	1,867	640

Total operating expenses	86,139	70,218	250,159	206,817

Operating income	20,666	19,789	55,398	58,734
Interest income, net	5,616	3,604	14,142	9,502
Gain (loss) on strategic investments	—	(2)	—	4,508
Other income (expense), net	(333)	(109)	401	23

Income from continuing operations before provision for income taxes	25,949	23,282	69,941	72,767
Provision for income taxes	8,823	6,344	23,780	19,671

Income from continuing operations	17,126	16,938	46,161	53,096
Gain from sale of discontinued operations, net of taxes	—	152	—	384

Net income	$17,126	$17,090	$46,161	$53,480

Basic net income per share:
Income per share from continuing operations	$0.19	$0.18	$0.52	$0.55
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—

Basic net income per share	$0.19	$0.18	$0.52	$0.55

Diluted net income per share:
Income per share from continuing operations	$0.19	$0.18	$0.51	$0.54
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—

Diluted net income per share	$0.19	$0.18	$0.51	$0.54

Weighted average shares outstanding for basic net income per share calculation	88,373	95,681	88,093	97,202
Weighted average shares outstanding for diluted net income per share calculation	90,506	97,018	89,871	98,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$46,161	$53,480
Adjustments:
Gain from sale of discontinued operations, net of taxes	—	(384)
Depreciation and amortization	15,596	15,432
Amortization of purchased intangibles	4,640	5,205
Provision for doubtful accounts	127	—
Provision (benefit) for excess and obsolete inventories	1,540	(803)
Non-cash stock-based compensation	17,507	—
Excess tax benefit from stock based compensation	(6,181)	—
Amortization of unearned stock-based compensation	—	35
Purchased in-process research and development	—	300
Loss on disposal of property and equipment	90	92
Gain on strategic investments	—	(4,508)
Changes in assets and liabilities, net of the effects of acquisitions:
Trade receivables	(5,567)	(8,624)
Inventories	(217)	(8,939)
Deferred taxes	3	—
Prepaid expenses and other assets	(2,812)	5,925
Accounts payable	2,671	(7,706)
Taxes payable	11,264	17,014
Other accrued liabilities	19,143	9,320

Net cash provided by operating activities	103,965	75,839

Cash flows from investing activities:
Purchases of property and equipment	(17,317)	(12,425)
Purchases of investments	(522,320)	(288,596)
Proceeds from sale and maturity of investments	488,596	401,374
Proceeds from sale of discontinued operations	—	604
Net cash paid in purchase acquisition	(188)	(8,648)

Net cash (used in) provided by investing activities	(51,229)	92,309

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	53,408	10,480
Purchase and retirement of common stock	(77,955)	(98,967)
Excess tax benefit from stock based compensation	6,181	—

Net cash used in financing activities	(18,366)	(88,487)

Net increase in cash and cash equivalents	34,370	79,661
Cash and cash equivalents, beginning of period	189,271	96,331

Cash and cash equivalents, end of period	$223,641	$175,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Condensed Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Condensed Consolidated Statements of Operations, other than as related to acquisitions, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. Stock-based compensation expense related to acquisitions was less than $0.1 million for the three and nine months ended September 30, 2005.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three months and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months and nine months ended September 30, 2006 was $6.0 million and $17.5 million, respectively, which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation costs to expense from the accelerated approach to the straight-line method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach while compensation expense for all share-based payment awards related to stock options and employee stock purchase rights granted subsequent to December 31, 2005 are recognized using the straight-line method. Compensation expense for all share-based payment awards related to performance shares granted subsequent to December 31, 2005 are recognized using the graded vesting method. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

3. DISCONTINUED OPERATIONS

In January 2003, the Company sold to Verilink Corporation (“Verilink”) certain fixed assets and intellectual property rights relating to Polycom’s network access product line, including Polycom’s line of NetEngine integrated devices, for a total of $3.0 million in cash. Additionally, in connection with the sale, Polycom entered into a license agreement with Verilink pursuant to which Verilink granted to Polycom a license to use and further develop the network access technology related to the NetEngine product line. The Company agreed not to compete with Verilink in the network access market for a period of three years from the closing date, which ended January 28, 2006.

In accordance with SFAS 144, the results of operations of the Company’s network access product line are presented as discontinued, and prior periods have been reclassified, including the reallocation of general overhead charges to the Company’s three remaining reporting segments.

In accordance with the sale, Verilink paid the Company $0.2 million and $0.4 million related to ten percent of Verilink’s revenues from the sale of NetEngine products during the three months and nine months ended September 30, 2005. During the three months and nine months ended September 30, 2005, the Company recorded an after-tax gain of $0.2 million and $0.4 million as a result of this transaction, which is included in “Gain from sale of discontinued operations” on the Condensed Consolidated Statements of Operations.

4. INVENTORIES

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$3,403	$2,741
Work in process	452	386
Finished goods	40,589	42,655

	$44,444	$45,782

5. GUARANTEES

Warranty

The Company provides for the estimated costs of product warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold. In the case of hardware manufactured by Polycom, warranties generally start from the date of purchase and continue for one to three years depending on the product purchased. Software products generally carry a 90-day warranty from the date of purchase. The Company’s liability under warranties on software products is to provide a corrected copy of any portion of the software found not to be in substantial compliance with the agreed upon specifications. Factors that affect the Company’s warranty obligation include product failure rates, material usage and service delivery costs incurred in correcting product failures. The Company assesses the adequacy of its recorded warranty liabilities every quarter and makes adjustments to the liability if necessary.

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the Condensed Consolidated Balance Sheets, during the periods are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Balance at beginning of period	$8,071	$7,791	$8,053	$8,823
Accruals for warranties issued during the period	3,355	2,600	9,615	7,903
Actual warranty charges incurred during the period	(3,414)	(2,753)	(9,656)	(9,088)

Balance at end of period	$8,012	$7,638	$8,012	$7,638

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on all of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Changes in deferred maintenance revenue, of which $32.1 million and $25.6 million is short-term and included as a component of “Deferred revenue” as of September 30, 2006 and 2005, respectively, and $16.9 million and $10.0 million is long-term and is included in “Long-term deferred revenue” as of September 30, 2006 and 2005, respectively, on the Condensed Consolidated Balance Sheets, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Balance at beginning of period	$46,716	$32,807	$38,741	$26,021
Additions to deferred maintenance revenue	20,585	18,994	62,768	53,967
Amortization of deferred maintenance revenue	(18,297)	(16,200)	(52,505)	(44,387)

Balance at end of period	$49,004	$35,601	$49,004	$35,601

The cost of providing maintenance services for the three months ended September 30, 2006 and 2005 was $10.1 million and $9.1 million, respectively. The cost of providing maintenance services for the nine months ended September 30, 2006 and 2005 was $29.7 million and $27.6 million, respectively.

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

6. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Accrued expenses	$7,819	$7,268
Accrued co-op expenses	7,440	5,146
Acquisition related reserves and restructuring cost reserves	3,912	1,894
Warranty obligations	8,012	8,053
Sales tax payable	3,685	3,862
Employee stock purchase plan withholding	1,324	2,666
Other accrued liabilities	4,596	3,943

	$36,788	$32,832

7. BANK LINE OF CREDIT

The Company has available a $25 million revolving line of credit with a bank under an agreement dated December 3, 2005. Borrowings under the line are unsecured and bear interest at the bank’s prime rate (8.25% at September 30, 2006) or at the London interbank offered rate (LIBOR) plus 0.65% (approximately 5.97% to 6.02%, depending on the term of the borrowings at September 30, 2006). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. The line of credit expires on December 3, 2007.

As of September 30, 2006, there were no balances outstanding under the line of credit; however, the Company has outstanding letters of credit which total approximately $1.3 million at September 30, 2006, of which $1.2 million is secured by this line of credit. The Company was in compliance with all applicable financial covenants and restrictions for the periods presented.

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

A reconciliation of the numerator and denominator of basic and diluted net income per share from continuing operations is provided as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Numerator—basic and diluted net income per share from continuing operations:
Net income from continuing operations (1)	$17,126	$16,938	$46,161	$53,096

Denominator—basic and diluted net income per share from continuing operations:
Weighted average shares used to compute basic net income per share from continuing operations	88,373	95,681	88,093	97,202
Effect of dilutive securities:
Common stock options	2,133	1,168	1,736	1,299
Contingently issuable shares for Circa earnout	—	169	42	56

Total shares used in calculation of diluted net income per share from continuing operations	90,506	97,018	89,871	98,557

Basic net income per share from continuing operations	$0.19	$0.18	$0.52	$0.55

Diluted net income per share from continuing operations	$0.19	$0.18	$0.51	$0.54

(1)	Net income for the three and nine months ended September 30, 2006 includes $3.9 million and $11.6 million, respectively, of stock-based compensation expense, net of tax. The effect of recording stock-based compensation expense on basic and diluted earnings per share was $0.04 and $0.13 for the three and nine months ended September 30, 2006, respectively.

Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares. For the three and nine months ended September 30, 2006, approximately 3.8 million and 5.3 million shares, respectively, and for the three and nine months ended September 30, 2005, approximately 12.2 million and 10.9 million shares, respectively, relating to potentially dilutive securities such as stock options were excluded from the denominator in the computation of diluted net income per share from continuing operations because their inclusion would be anti-dilutive.

9. EMPLOYEE STOCK BENEFIT PLANS

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values. As a result of adopting SFAS 123(R), income before income taxes for the three and nine months ended September 30, 2006 was $6.0 million and $17.5 million lower, respectively; and net income for the three and nine months ended September 30, 2006 was $3.9 million and $11.6 million lower, respectively. The impact on both basic and diluted earnings per share for the three and nine months ended September 30, 2006 was a reduction of $0.04 and $0.13 per share, respectively. The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the three and nine months ended September 30, 2006 and its allocation within the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of sales - product	$359	$1,108
Cost of sales - service	432	1,313

Stock-based compensation expense included in cost of sales	791	2,421

Sales and marketing	1,751	4,976
Research and development	1,800	5,539
General and administrative	1,631	4,571

Stock-based compensation expense included in operating expenses	5,182	15,086

Stock-based compensation expense related to employee equity awards and employee stock purchases	5,973	17,507
Tax benefit	2,030	5,952

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$3,943	$11,555

Prior to adopting FAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our statements of cash flows. FAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting FAS 123(R), $6.2 million of excess tax benefits for the nine months ended September 30, 2006 have been classified as a financing cash inflow.

There was no stock-based compensation expense recognized for the three months and nine months ended September 30, 2005 except as it related to acquisitions. Stock-based compensation expense related to acquisitions was less than $0.1 million the nine month period ended September 30, 2005. There was no stock-based compensation expense related to acquisition for the three month period ended September 30, 2005. Stock-based compensation expense is not allocated to segments because it is separately maintained at the corporate level.

Stock-based compensation expense, net of tax in the table above, includes the effects of new U.S. tax regulations effective in fiscal 2005 that require intercompany reimbursement of certain stock-based compensation expenses.

The Company elected not to capitalize any stock-based compensation during the three and nine months ended September 30, 2006 due to these amounts being immaterial.

Valuation Assumptions

In connection with the adoption of SFAS 123(R), the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), SAB 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation expense (determined under a fair value method as prescribed by SFAS 123). The weighted-average estimated value of employee stock options granted during the three months and nine months ended September 30, 2006 was $7.74 and $6.77 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the three months and nine months ended September 30, 2006 was $5.76 and $5.44 per share, respectively. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	37.27%	38.35%	36.29%	38.49%
Risk-free interest rate	4.95%	5.18%	4.78%	4.88%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	3.95	.50	3.69	0.49

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

As the stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the first nine months of 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

Descriptions of Plans

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (the “Purchase Plan”), the Company can grant stock purchase rights to all eligible employees during six month offering periods with purchase dates at the end of each offering period (each January and July). The Company has reserved 7,500,000 shares of common stock for issuance under the plan. Shares are purchased through employees’ payroll deductions, up to a maximum of 20% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more than 5,000 shares per offering period or $25,000 worth of common stock in any one calendar year.

Employee Stock Option Plans

In 2001, the Board of Directors reserved 750,000 shares of common stock under the 2001 Nonstatutory Stock Option Plan (“Nonstatutory Plan”) for issuance of nonqualified stock options to employees of acquired companies and for foreign-based employees ineligible for incentive stock options. In February 2005, the Board of Directors terminated the Nonstatutory Plan. At the date of termination, there were 573,405 options outstanding under the Nonstatutory Plan. Options canceled, forfeited, or expired from the Nonstatutory Plan will not be available for grant under any other plan.

On June 2, 2004, shareholders approved the 2004 Equity Incentive Plan (“2004 Plan”) and reserved for issuance under the Plan 12,500,000 shares, plus all remaining available options from the terminated 1996 Stock Option Plan (“1996 Plan”). To the extent any shares would have been returned to the 1996 Plan as a result of expiration, cancellation or forfeiture, those shares instead went into the reserve of shares available under the 2004 Plan. In addition, 1,354,099 shares were added to the shares reserved under the 2004 Plan following the completion of the Voyant acquisition in January 2004.

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

Expense Information Under FAS123(R)

Performance Shares

During the nine months ended September 30, 2006, the Company’s Compensation Committee of the Board of Directors approved the grant of 558,000 target performance shares. For these grants, no performance shares will vest unless, for the performance period from January 1, 2006 to December 31, 2006, the Company achieves certain pre-defined revenue, non-GAAP operating income, and/or non-GAAP net income targets, as specified in each grant agreement. The number of performance shares subject to vesting will be determined based upon the actual results at the end of the performance period. Once the number of performance shares (if any) subject to vesting is determined at the end of the performance period, these performance shares will vest in two equal, annual installments, with 50% vesting on the second anniversary of the grant date and an additional 50% vesting on the third anniversary of the grant date. During the three months and nine months ended September 30, 2006, 18,820 and 25,990 target performance shares were forfeited leaving 532,010 target performance shares that will vest if the Company achieves 100% of the performance criteria during the performance period. The actual number of performance shares that are subject to vesting could increase or decrease, within a range from zero percent (0%) to two hundred and fifty percent (250%) of the target number of performance shares, if the Company exceeds or underachieves the performance criteria during the performance period.

The value of these target performance shares was based on the closing market price of the Company’s common stock on the date of the award. The total grant date fair value of the performance shares granted during the nine months ended September 30, 2006 was $8.7 million after estimated forfeitures. Stock-based compensation cost for performance shares for the three months and nine months ended September 30, 2006 was $0.9 million and $2.2 million, respectively. As of September 30, 2006, there was $6.5 million of total unrecognized stock-based compensation costs after estimated forfeitures related to nonvested performance shares granted under the 2004 Plan. That cost is expected to be recognized over an estimated weighted average amortization period of 3 years. The estimated stock compensation expense related to these target performance shares is based upon the outcome that is probable and is assessed quarterly based upon actual year to date performance and other factors. The final measurement of compensation expense will be based upon the grant date fair value for the actual outcome for the performance period. No performance shares vested during the three months ended September 30, 2006. Stock-based compensation expense for performance shares is recognized using the graded vesting method.

Employee Stock Purchase Plan

During the nine months ended September 30, 2006 and 2005, 407,513 and 412,509 shares were purchased at average per share prices of $15.28 and $14.39, respectively. At September 30, 2006, there were 4,820,500 shares available to be issued under this employee stock purchase plan. Compensation expense in connection with the plan for the three months and nine months ended September 30, 2006 was $0.5 million and $1.5 million, respectively.

Stock Option Plans

A summary of activity under the above option plans is as follows:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Average Exercise Price
Balances, December 31, 2005	10,938,625	15,775,223	$18.05
Options granted	(1,495,683)	1,495,683	$20.34
Performance shares granted	(558,000)	—	—
Performance shares forfeited	25,990	—	—
Options exercised	—	(3,024,578)	$15.60
Options forfeited	683,697	(683,697)	$18.45
Options expired	(52,601)	—	—

Balances, September 30, 2006	9,542,028	13,562,631	$18.90

The total pre-tax intrinsic value of options exercised during the three months and nine months ended September 30, 2006 was $10.8 million and $19.4 million, respectively.

The options outstanding and currently exercisable by exercise price at September 30, 2006 are as follows (in millions, except years and per share amounts):

	Options Outstanding				Options Currently Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.042-$11.99	1,411,206	2.84	$9.34		1,310,788		$9.29
$12.25-$16.70	950,290	4.93	$15.91		360,709		$15.98
$16.80-$16.80	2,297,009	5.84	$16.80		469,055		$16.80
$16.81-$17.47	694,422	3.82	$17.30		603,341		$17.34
$17.55-$17.75	1,356,913	4.94	$17.75		549,077		$17.75
$18.13-$19.00	824,956	5.98	$18.89		87,021		$18.53
$19.01-$19.32	1,566,144	2.61	$19.32		1,525,431		$19.32
$19.50-$21.92	1,476,537	5.14	$20.74		662,522		$20.24
$21.96-$23.50	2,354,313	3.02	$22.92		1,941,731		$23.02
$23.68-$50.13	630,841	3.60	$36.31		624,764		$36.39

	13,562,631	4.24	$18.90	$83.8	8,134,439	3.30	$19.42	$49.0

As of September 30, 2006, total compensation cost related to nonvested stock options not yet recognized was $30.4 million, which is expected to be recognized over the next 24 months on a weighted-average basis.

Prior to the Adoption of FAS 123(R):

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.”

Consistent with the disclosure provisions of SFAS 148, the Company’s net income and basic and diluted net income per share for the three and nine months ended September 30, 2005 would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income—as reported	$17,090	$53,480
Add stock based compensation expensed during the period	—	26
Less stock based compensation expense determined under fair value based method, net of taxes of $1,189 and $5,208 respectively	(3,182)	(14,095)

Net income—pro forma	$13,908	$39,411
Basic net income per share—as reported	$0.18	$0.55
Basic net income per share—pro forma	$0.15	$0.41
Diluted net income per share—as reported	$0.18	$0.54
Diluted net income per share—pro forma	$0.14	$0.40

The weighted average fair value of options granted pursuant to the option plans for the three month and nine month period ended September 30, 2005 was $7.06 and $6.97 per share, respectively. The weighted average fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the three and nine months ended September 30, 2005 was $4.02 and $3.90 per share, respectively. There were no performance shares issued prior to 2006. The fair value of each option grant was estimated on the date of grant using the multiple option approach and the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	52.50%	30.00%	52.42%	30.40%
Risk-free interest rate	4.23%	3.73%	4.16%	3.648%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	3.51	.50	3.43	.49

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

Communications Segment

Communications products include a wide range of video conferencing collaboration products and voice communications products.

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

Financial information for each reportable segment is as follows as of and for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Communications	Network Systems	Services	Total
For the three months ended September 30, 2006:
Revenues	$132,256	$20,154	$20,798	$173,208
Contribution margin	63,925	4,269	8,773	76,967
As of September 30, 2006: Inventories	33,435	5,571	5,438	44,444

For the three months ended September 30, 2005:
Revenues	$104,738	$21,466	$18,200	$144,404
Contribution margin	49,945	6,491	6,954	63,390
As of September 30, 2005: Inventories	26,559	5,854	6,090	38,503

For the nine months ended September 30, 2006:
Revenues	$371,826	$64,093	$59,957	$495,876
Contribution margin	177,997	15,285	24,441	217,723

For the nine months ended September 30, 2005:
Revenues	$303,570	$70,549	$50,488	$424,607
Contribution margin	147,166	24,214	17,016	188,396

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

The reconciliation of segment information to Polycom’s income from continuing operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Segment contribution margin	$76,967	$63,390	$217,723	$188,396
Corporate and unallocated costs	(47,313)	(40,775)	(137,778)	(123,289)
Stock-based compensation	(5,973)	—	(17,507)	—
Effect of stock-based compensation cost on warranty expense	(200)	—	(396)	—
Acquisition related-costs	(52)	(193)	(137)	(321)
Amortization of purchased intangibles	(1,451)	(1,683)	(4,640)	(5,205)
Purchased in-process research and development	—	(300)	—	(300)
Litigation reserves and payments	—	—	—	93
Restructuring costs	(1,312)	(650)	(1,867)	(640)
Interest income, net	5,616	3,604	14,142	9,502
Gain on strategic investments	—	(2)	—	4508
Other income, net	(333)	(109)	401	23
Provision for income taxes	(8,823)	(6,344)	(23,780)	(19,671)

Income from continuing operations	$17,126	$16,938	$46,161	$53,096

11. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income	$17,126	$17,090	$46,161	$53,480
Change in unrealized gain on investments, net of tax	239	15	553	15
Change in unrealized gain on cash flow hedges, net of tax	75	—	75	—
Change in cumulative translation adjustment, net of tax	113	1	208	1

Comprehensive income	$17,553	$17,106	$46,997	$53,496

12. INVESTMENTS:

The Company has investments in debt securities and also has strategic investments in private and public companies. The classification of these investments is as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at September 30, 2006:
Investments—Short-term:
U.S. government securities	$26,805	$12	$(52)	$26,765
State and local governments	41,690	—	—	41,690
Corporate debt securities	113,596	254	(936)	112,914

Total investments – short-term	$182,091	$266	$(988)	$181,369

Investments—Long-term:
U.S. government securities	$72,839	$15	$(251)	$72,603
Corporate debt securities	49,755	7	(181)	49,581

Total investments – long-term	$122,594	$22	$(432)	$122,184

Investments – Privately-Held Companies	$7,900	$—	$—	$7,900

Balances at December 31, 2005:
Investments—Short-term:
U.S. government securities	$14,361	$3	$(74)	$14,290
State and local governments	18,775	—	—	18,775
Corporate debt securities	55,226	312	(412)	55,126

Total investments – short-term	$88,362	$315	$(486)	$88,191

Investments—Long-term:
U.S. government securities	$115,944	$9	$(950)	$115,003
State and local governments	1,000	—	(5)	995
Corporate debt securities	67,585	—	(641)	66,944

Total investments – long-term	$184,529	$9	$(1,596)	$182,942

Investments – Privately-Held Companies	$5,900	$—	$—	$5,900

The following table summarizes the fair value and gross unrealized losses of our short-term and long-term investments with unrealized losses (in thousands), aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2006 and December 31, 2005:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2006:
U.S. Government securities	$32,201	$(70)	$43,413	$(232)	$75,614	$(302)
Corporate debt securities	97,436	(1,044)	15,412	(73)	112,848	(1,117)

Total Investments	$129,637	$(1,114)	$58,825	$(305)	$188,462	$(1,419)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2005:
U.S. Government securities	$39,411	$(391)	$79,910	$(633)	$119,321	$(1,024)
State and local governments	—	—	995	(5)	995	(5)
Corporate debt securities	41,431	(683)	40,088	(370)	81,519	(1,053)

Total Investments	$80,842	$(1,074)	$120,993	$(1,008)	$201,835	$(2,082)

Debt Securities

The Company’s short term and long term investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate debt securities, some of which are invested in auction rate securities. Investments, other than auction rate securities, are classified as short-term or long-term based on their original or remaining maturities and whether the securities represent the investment of funds available for current operations. Nearly all investments are held in the Company’s name at a limited number of major financial institutions. At September 30, 2006 and December 31, 2005, all of the Company’s investments were classified as available-for-sale and are carried at fair value based on quoted market prices at the end of the reporting period. Unrealized gains and losses are recorded as a separate component of cumulative other comprehensive income in stockholder’s equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net. During the three months and nine months ended September 30, 2006, the Company recorded gross realized gains of $0.8 million and $1.9 million and gross realized losses of $0.1 million and less than $0.2 million, respectively, on the disposal of investments. During the three months and nine months ended September 30, 2005, the Company recorded gross realized gains of $0.3 million and $0.6 million, respectively. During the three and nine months ended September 30, 2005, the Company recorded $0.1 million gross realized losses on the disposal of investments. The unrealized loss balances in U.S. government obligations and public corporate debt securities as of September 30, 2006 were primarily caused by increases in interest rates. Because the Company has the ability to hold these debt securities until a recovery of fair value, which may be until maturity, it does not consider these debt securities to be other-than-temporarily impaired at September 30, 2006.

The Company’s investment policy limits the concentration of its investments in debt securities to an unlimited amount of U.S. Government and U.S. Government Agencies, a maximum of 4% in a single issuer for all other corporate debt securities and a maximum of 10% in any single money market fund. The policy also limits the percent of our portfolio held in these instruments to a minimum of 20% in U.S. Government and U.S. Government Agencies and no more than 25% to 75% in other corporate debt instruments depending on the debt instrument. All of the Company’s debt securities must be rated by both Standard and Poor’s and Moody’s and must have a high quality credit rating. Because of the nature of the Company’s investment policy, the Company does not monitor industry classification of the investments other than commercial bank issues. The Company is in compliance with its investment policy at September 30, 2006.

Private Company Investments

For strategic reasons, the Company has made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. The Company reviews these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. The

Company evaluates a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At September 30, 2006 and December 31, 2005, these investments had a carrying value of $7.9 million and $5.9 million, respectively. In the nine months ended September 30, 2006 and 2005, the Company made investments of $2.0 million and $0.5 million, respectively, in privately held companies and did not record any write-downs of existing investments in privately held companies. These investments are recorded in “Other assets” in our Condensed Consolidated Balance Sheets.

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

DSTMedia shareholders may receive up to an additional $20.0 million of consideration through 2008, payable in cash, based on the achievement of certain financial milestones relating to the operating results of DSTMedia. In addition, DSTMedia shareholders were eligible to receive up to an additional $0.4 million of consideration one year following the closing of the acquisition if certain conditions are met. In September 2006, the Company paid out $0.2 million in additional consideration related to this obligation. Any additional consideration paid to the DSTMedia shareholders would result in an increase in goodwill. DSTMedia’s results of operations have been included in our results of operations since August 25, 2005 in our Communications and Network Systems segments. Pro forma results of operations have not been presented as the effects of this acquisition were not material on an individual basis.

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

14. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment (in thousands):

	Communications Segment	Network Systems Segment	Services Segment	Total
Balance at December 31, 2005	$250,727	$53,435	$54,909	$359,071
Add: Changes in estimates of fair value of assets acquired	14	156	—	170

Balance at September 30, 2006	$250,741	$53,591	$54,909	$359,241

The fair value adjustments to assets acquired during the nine month period ended September 30, 2006 resulted from upward revisions to reserves based upon the payment of certain liabilities assumed in the DSTMedia acquisition.

The following table presents details of the Company’s total purchased intangible assets as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006				December 31, 2005
Purchased Intangible Assets	Gross Value	Accumulated Amortization	Impairment	Net Value	Gross Value	Accumulated Amortization	Impairment	Net Value
Core and developed technology	$43,578	$(33,965)	$(1,650)	$7,963	$43,578	$(31,206)	$(1,650)	$10,722
Patents	14,068	(11,995)	—	2,073	14,068	(11,195)	—	2,873
Customer and partner relationships	25,125	(21,741)	—	3,384	25,125	(21,201)	—	3,924
Trade name	3,021	(613)	(150)	2,258	3,021	(462)	(150)	2,409
Other	2,420	(2,310)	(60)	50	2,407	(1,943)	(60)	404

Total	$88,212	$(70,624)	$(1,860)	$15,728	$88,199	$(66,007)	$(1,860)	$20,332

In the fourth quarter of 2005, the Company completed its annual goodwill impairment test outlined under SFAS 142, which requires the assessment of goodwill for impairment on an annual basis. The assessment of goodwill impairment was conducted by determining and comparing the fair value of each of our reporting units, as defined in SFAS 142, to each reporting unit’s carrying value as of that date. The fair value of each of our reporting units was determined using an income approach, whereby the fair value of the asset is based on the value of the cash flows that the asset can be expected to generate in the future. These estimated future cash flows were discounted at rates ranging from 14 to 17 percent to arrive at the respective fair values of each reporting unit. Based on the results of this impairment test, the Company determined that its goodwill assets were not impaired. The Company will conduct its annual impairment test in the fourth quarter of every year, unless impairment indicators exist sooner. As of September 30, 2006, no impairment indicators have been identified.

In the fourth quarter of 2005, the Company completed its annual purchased intangibles impairment tests. The assessment of purchased intangibles impairment was conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows were less than the carrying amounts, impairment existed, and future cash flows were discounted at rates ranging from 30 to 32 percent and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. Based on the results of the 2005 impairment test, the Company recorded an impairment charge of $1.9 million for the write down of certain intangible assets acquired as part of the Voyant acquisition. As a result of a decline in the projected future cash flows from the OCI product line due to its announced discontinuance, the related core and developed technology, trade name and non- competition agreement intangibles were written down to their fair values at December 31, 2005. The impairment charge was recorded in “Amortization and impairment of purchased intangibles” in the Condensed Consolidated Statements of Operations. Amortization and impairment of intangibles is not allocated to our segments. The Company will conduct its annual impairment tests in the fourth quarter of every year, unless impairment indicators exist sooner. As of September 30, 2006, no impairment indicators have been identified.

Upon adoption of SFAS 142, the Company determined that a purchased trade name intangible of $0.9 million had an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is no longer amortized but is reviewed for impairment annually, unless impairment indicators exist sooner. As of September 30, 2006, no impairment indicators have been identified.

The estimated future amortization expense of purchased intangible assets as of September 30, 2006 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2006	$1,495
2007	5,347
2008	5,202
2009	1,020
2010	946
Thereafter	800

Total	$14,810

15. ACQUISITION-RELATED COSTS AND LIABILITIES

For the three months and nine months ended September 30, 2006 and 2005, the Company recorded a charge to operations of approximately $0.1 million for acquisition-related integration costs primarily related to the DSTMedia, Voyant and PictureTel acquisitions. These charges include outside financial advisory, accounting, legal and consulting fees and other direct merger-related expenses. These charges include the cost of actions designed to improve the Company’s combined competitiveness, productivity and future profitability and primarily relate to the elimination of redundant and excess facilities and workforce in the Company’s combined businesses, and accounting and legal costs related to the liquidation of redundant facilities and legal entities.

The following table summarizes the status of the Company’s acquisition-related liabilities, restructuring and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits	Integration Costs, Merger Fees and Expenses
Balance at December 31, 2004	$9,081	$50	$66
Additions to the reserve	—	—	351
Release of reserve	(3)	(50)	—
Cash payments and other usage	(4,964)	—	(417)

Balance at December 31, 2005	4,114	—	—
Additions to the reserve	—	—	137
Cash payments and other usage	(1,063)	—	(137)

Balance at September 30, 2006	$3,051	$—	$—

The Company had less than $0.1 million and approximately $2.2 million, at September 30, 2006 and December 31, 2005, respectively, of acquisition-related reserves classified as long-term liabilities. Approximately $3.0 million and $1.9 million, at September 30, 2006 and December 31, 2005, respectively, of acquisition-related reserves were classified as current liabilities.

Facility closings

The Company’s facility closings liability is attributable to its PictureTel acquisition. The remaining balances at both September 30, 2006 and December 31, 2005 relate to two vacant facilities from that acquisition.

Severance and related benefits

As a result of the Voyant acquisition, the Company assumed additional liabilities related to severance totaling $0.4 million, which were either paid or released by June 30, 2005.

Integration Costs, Merger Fees and Expenses

Merger-related transaction and period expenses for each of the three and nine month periods ended September 30, 2006 of less than $0.1 million and $0.1 million, respectively, and for the three and nine month periods ending September 30, 2005 of $0.2 million and $0.3 million, respectively, principally consisted of financial advisory, accounting, legal and consulting fees, and other direct merger-related expenses incurred in the period related to completed acquisitions.

16. RESTRUCTURING COSTS

During the three months ended September 30, 2006, management approved a restructuring plan for eliminating or relocating certain positions throughout the Company in order to consolidate certain functions into one location, as well as to relocate our Asia Pacific headquarters from Hong Kong to Singapore. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge of approximately $1.3 million for the three months ended September 30, 2006 related to workforce reductions and relocations, which events had been communicated to the impacted employees or incurred during the period. The charge is comprised of severance and other employee termination benefits related to these workforce reductions, which impacts less than 3 percent of the Company’s employees worldwide, and costs related to relocations that have been incurred as of September 30, 2006. As of September 30, 2006, approximately $0.9 million of the third quarter charge remained to be paid out and is expected to be paid out by March 31, 2007. For the employees who will not terminate until the fourth quarter of 2006 or the first quarter of 2007 and, in accordance with FAS 146, exceed the minimum retention period (generally 60 days), as well as for remaining costs associated with employee relocation, facilities closures and moving related expenses, which will be recognized when we cease to use the facility or as incurred, a remaining charge of approximately $0.8 million will be recognized during the fourth quarter of 2006 through the second quarter of 2008, for a total charge of $2.1 million.

During the three months ended March 31, 2006, management approved a restructuring plan for eliminating certain positions throughout the Company but focused on the sales and general and administrative functions. The resulting actions were intended to streamline and focus the Company’s efforts and more properly align its cost structure with its projected revenue streams. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge of approximately $0.6 million for the three months ended March 31, 2006 related to workforce reductions, which had been communicated to the impacted employees during the period. The total charge of $0.6 million consisted of severance and other employee termination benefits related to these workforce reductions, which comprised less than 1 percent of the Company’s employees worldwide. All remaining payments related to these charges were made by the end of September 30, 2006.

During the year ended December 31, 2005, management approved a restructuring plan for eliminating or relocating certain positions throughout the Company but focused on the sales and general and administrative functions. The resulting actions were intended to streamline and focus the Company’s efforts and more properly align its cost structure with the projected revenue streams. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge of approximately $0.7 million for the year ended December 31, 2005 related to workforce reductions, which had been communicated to the impacted employees during the year. The total charge of $0.7 million consisted of severance and other employee termination benefits related to these workforce reductions, which comprise less than 1 percent of the Company’s employees worldwide. All payments related to these charges were completed by December 31, 2005.

The following table summarizes the status of the Company’s restructure reserves (in thousands):

Severance and Related Benefits
Balance at December 31, 2004	$21
Additions to the reserve	649
Release of reserve	(16)
Cash payments and other usage	(654)

Balance at December 31, 2005	$—
Additions to the reserve	1,890
Release of reserve	(23)
Cash payments and other usage	(925)

Balance at September 30, 2006	$942

17. INCOME TAXES

The Company’s overall effective tax rate for both the three and nine months ended September 30, 2006 was 34%, which resulted in a provision for income taxes of $8.9 million and $23.8 million, respectively. The overall effective tax rate for the three and nine months ended September 30, 2005 was 27%, which resulted in a provision for income taxes of $6.4 million and $19.9 million, respectively. The increase in the effective tax rate was primarily the result of stock–based compensation expense which is not deductible for tax purposes combined with a decrease in the federal research and experimentation tax credit which expired on December 31, 2005.

The Company is required to separately report its results from discontinued operations net of tax. This requires an intraperiod allocation of total tax expense between continuing operations and discontinued operations in accordance with the accounting rules. The Company’s tax rates may vary from quarter to quarter, depending on the results of operations. The Company’s continuing operations effective tax rate for the three and nine months ended September 30, 2005 was 27%, which resulted in a corresponding provision for income taxes of $6.3 million and $19.7 million, respectively. There was no results for discontinued operations reported for the three and nine months ended September 30, 2006.

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

18. HEDGING

Non-Designated Hedges

The Company hedges its net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that the Company’s earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (expense), net. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged.

Commencing in September 2006, the Company entered into foreign exchange forward contracts denominated in Euros, British Pounds and Israeli Shekels. These hedges do not require special hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133). At each reporting period, the fair value of the Company’s forward contracts is recorded on the balance sheet, and any fair value adjustments are recorded in other income (expense), net, and are offset by the corresponding gains and losses on foreign currency denominated assets and liabilities. Fair values of foreign exchange forward contracts are determined using quoted market forward rates. The Company does not enter into foreign currency forward contracts for trading or speculative purposes.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at September 30, 2006 of the outstanding non-designated hedges, all of which mature in 30 days or less (foreign currency and dollar amounts in thousands):

	Foreign Currency	USD Equivalent	Positions
Euro	4,000	$5,084	Buy
Euro	8,900	$11,351	Sell
British Pound	1,800	$3,401	Sell
Israeli Shekel	19,000	$4,350	Buy

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net loss of less than $0.1 million for the each of the three months periods ended September 30, 2006 and 2005, and a net gain of $0.6 million and $0.3 million for the nine months ended September 30, 2006 and 2005, respectively.

Cash Flow Hedges

In September of 2006, the Company commenced use of forward foreign exchange contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. All foreign exchange contracts are carried at fair value and the maximum duration of forward foreign exchange contracts do not exceed thirteen months. Cash flow exposures result from portions of our forecasted revenues and operating expenses being denominated in currencies other than the U.S. dollar, primarily the Euro, British Pound and Israeli Shekel. We enter into these foreign exchange contracts to hedge forecasted revenue and operating expenses in the normal course of business, and accordingly, they are not speculative in nature.

To receive hedge accounting treatment under SFAS 133, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The Company records spot to spot changes in these cash flow hedges in cumulative other comprehensive loss until the forecasted transaction occurs. As of September 30, 2006, we estimate that all of the existing gains, which is less than $0.1 million, will be reclassified into revenue and operating expenses from accumulated other comprehensive income (loss) within the next twelve months.

When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue or operating expense depending upon the transaction being hedged. During the three months ended September 30, 2006, net gains of less than $0.1 million were reclassified from cumulative other comprehensive loss to both revenue and operating expense. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be reclassified from cumulative other comprehensive income (loss) to other income (expense) on the consolidated statement of operations at that time. For the three months ended September 30, 2006, there were no such net gains or losses recognized in other income (expense) relating to hedges of forecasted transactions that did not occur.

The Company evaluates hedging effectiveness prospectively and retrospectively and records any ineffective portion of the hedging instruments in other income (expense) on the consolidated statement of operations. The Company did not incur any net gains or losses for cash flow hedges due to hedge ineffectiveness during the three months ended September 30, 2006. The time value of purchased derivative instruments is excluded from effectiveness testing and is recorded in other income (expense) over the life of the contract. Other income (expense) for the three months ended September 30, 2006 included less than $0.1 million net gains representing the excluded time value component of the purchased forward contracts.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at September 30, 2006 of the outstanding cash flow hedges, all of which are carried at fair value and have maturities of less than 180 days (foreign currency and dollar amounts in thousands):

	Foreign Currency	USD Equivalent	Positions
Euro	13,300	$17,042	Sell
Euro	4,300	$5,509	Buy
British Pound	4,300	$8,133	Sell
British Pound	4,500	$8,511	Buy
Israeli Shekel	23,000	$5,262	Buy

As of September 30, 2006, the Company had a derivative asset of $0.4 million included in prepaid expenses and other current assets and a derivative liability of $0.1 million included in other accrued liabilities.

19. SHARE REPURCHASE PROGRAM

In June 2002 and August 2004, the Board of Directors approved plans to purchase up to 3.5 million shares and 10 million shares, respectively, of the Company’s common stock in the open market. As of December 31, 2005, under these prior plans, the Company had purchased approximately 4.8 million shares in the open market, for cash of $81.8 million. These shares of common stock have been retired and reclassified as authorized and unissued. On August 9, 2005, the Company announced that the Board of Directors had approved a share repurchase plan, which superseded all prior share repurchase plans, under which it would purchase shares with an aggregate value of up to $250 million in the open market from time to time. During the three and nine months ended September 30, 2006, under all plans, the Company purchased 1.2 million and 3.9 million shares of common stock in the open market for cash of $25.6 million and $78.0 million, respectively. For the three and nine months ended September 30, 2005, under all plans, the Company purchased 2.9 million and 6.0 million shares of common stock in the open market for cash of $49.0 million and $99.0 million, respectively. As of September 30, 2006, the Company was authorized to purchase up to an additional $41.4 million of shares in the open market under the 2005 share repurchase plan.

20. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective the first quarter of the Company’s 2007 fiscal year. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective the first quarter of the Company’s 2008 fiscal year with early adoption permitted. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on its financial statements.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS, OPERATING COSTS AND EXPENSES AND OUR CHANNEL INVENTORY LEVELS, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “RISK FACTORS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

The shift from circuit-switched telephony networks to Internet Protocol (IP) based networks is a significant driver for Polycom’s collaborative communications markets and for our business. In 2005 and continuing throughout 2006, for instance, our Voice over IP (VoIP) products grew faster than any other product line in the company. In addition, during that same timeframe, over half of our group video products and essentially all of our desktop video products were shipped to connect to IP environments rather than legacy ISDN networks. Strategically, Polycom is investing much of its research, development, sales and marketing efforts into delivering a superior IP-based collaborative communications solution, using Polycom proprietary technology in the evolving, standards-based IP communications environment.

Revenues were $173.2 million and $495.9 million for the three and nine months ended September 30, 2006, respectively, as compared to $144.4 million and $424.6 million for the three and nine months ended September 30, 2005, respectively. The increase in revenues reflects increased sales volumes of our communications products and increased service revenues, partially offset by decreased sales of our network system products. In addition, during the nine months ended September 30, 2006, we generated approximately $104.0 million in cash flow from operating activities. However, our total cash and cash equivalents only increased by approximately $34.4 million as a result of other investing and financing activities, as described in further detail under “Liquidity and Capital Resources.”

Our Communications segment includes video conferencing products and voice communications products and accounted for 76% and 75% of our revenues in the three and nine months ended September 30, 2006, respectively, as compared to 72% and 71% in the three and nine months ended September 30, 2005, respectively. Our Network Systems segment includes video and audio media servers and network management and scheduling software and accounted for 12% and 13% of our revenues in the three and nine months ended September 30, 2006, respectively, as compared to 15% and 17% in the three and nine months ended September 30, 2005, respectively. Our Services segment includes a wide range of professional service and support offerings to our resellers and directly to some end-user customers and accounted for 12% of our revenues in each of the three and nine month periods ended September 30, 2006, as compared to 13% and 12% in the three and nine month periods ended September 30, 2005, respectively.

Competition that we face in our markets is intense and competition that we face in certain of our international markets is different than what we face in North America and is currently based principally on price. We have noted additional competitors and increased pricing pressures in China, India and other parts of Asia, which contributed to decreased revenues in Asia in 2005 as compared to 2004. Although we have had improved year over year performance in Asia in the first three quarters of 2006, we still see increased competition in this region, particularly in China. If we are unable to compete effectively in these regions in terms of price, technology, product offerings or marketing strategies, our overall financial results may suffer.

Sales of some of our products have experienced seasonal fluctuations which have affected sequential growth rates for these products, particularly in our third and first quarters. There is generally a slowdown of sales in the European region in the third quarter of each year and sales to government entities typically slow in our fourth quarter and, to a greater extent, in our first quarter. In addition, sales of our video conferencing products have typically declined in the first quarter of the year compared to the fourth quarter of the prior year. Seasonal fluctuations could negatively affect our business, which could cause our operating results to fall short of anticipated results for such quarters, as they did in the first quarter of 2005.

On January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values. As a result of adopting SFAS 123(R), income before income taxes for the three and nine months ended September 30, 2006 was $6.0 million and $17.5 million lower, respectively; and net income for the three and nine months ended September 30, 2006 was $3.9 million and $11.6 million lower, respectively. The impact on both basic and diluted earnings per share for the three and nine months ended September 30, 2006 was a reduction of $0.04 and $0.13 per share, respectively. The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the three and nine months ended September 30, 2006 and its allocation within the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of sales - product	$359	$1,108
Cost of sales - service	432	1,313

Stock-based compensation expense included in cost of sales	791	2,421

Sales and marketing	1,751	4,976
Research and development	1,800	5,539
General and administrative	1,631	4,571

Stock-based compensation expense included in operating expenses	5,182	15,086

Stock-based compensation expense related to employee equity awards and employee stock purchases	5,973	17,507
Tax benefit	2,030	5,952

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$3,943	$11,555

There was no stock-based compensation expense recognized for the three and nine months ended September 30, 2005 other than as related to acquisitions, which was less than $0.1 million in the nine months ended September 30, 2005.

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

Consistent with the disclosure provisions of SFAS 148, our net income and basic and diluted net income per share for the three and nine months ended September 30, 2005 would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income—as reported	$17,090	$53,480
Add stock-based compensation expensed during the period	—	26
Less stock-based compensation expense determined under fair value based method, net of taxes of $1,189 and $5,208 respectively	(3,182)	(14,095)

Net income—pro forma	$13,908	$39,411
Basic net income per share—as reported	$0.18	$0.55
Basic net income per share—pro forma	$0.15	$0.41
Diluted net income per share—as reported	$0.18	$0.54
Diluted net income per share—pro forma	$0.14	$0.40

The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment. The discussion of our segment operating results is presented for the three and nine month periods ended September 30, 2006 and 2005.

Results of Operations for the Three and Nine months Ended September 30, 2006 and 2005

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues:
Product revenues	88%	87%	88%	88%
Service revenues	12%	13%	12%	12%

Total revenues	100%	100%	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	37%	35%	36%	35%
Cost of service revenues as a % of service revenues	52%	54%	53%	58%

Total cost of revenues	38%	38%	38%	37%

Gross profit	62%	62%	62%	63%

Operating expenses:
Sales and marketing	25%	24%	25%	25%
Research and development	16%	16%	17%	16%
General and administrative	7%	6%	7%	7%
Acquisition-related costs	0%	0%	0%	0%
Amortization of purchased intangibles	1%	1%	1%	1%
Litigation reserves and payments	0%	0%	0%	0%
Restructuring costs	1%	1%	1%	0%

Total operating expenses	50%	48%	51%	49%

Operating income	12%	14%	11%	14%
Interest income, net	3%	2%	3%	2%
Gain on strategic investments	0%	0%	0%	1%
Other income, net	0%	0%	0%	0%

Income from continuing operations before provision for income taxes	15%	16%	14%	17%
Provision for income taxes	5%	4%	5%	4%

Income from continuing operations	10%	12%	9%	13%
Gain from sale of discontinued operations, net of taxes	0%	0%	0%	0%

Net income	10%	12%	9%	13%

Revenues

Total revenues for the three months ended September 30, 2006 were $173.2 million, an increase of $28.8 million, or 20%, over the same period of 2005. The increase in revenues was due to increased sales of our communications products and increased service revenues, partially offset by decreased sales of our network system products. Video communications revenues increased to $82.7 million for the three months ended September 30, 2006 from $67.6 million in the same period of 2005, primarily due to an increase in sales volumes and higher average selling prices on our group video products. The higher average selling prices are primarily a result of a shift in mix toward the higher end products and the fact that the first year of service is no longer included in the product price. Effective July 1, 2006, we began to separately charge for the initial year of service for our video conferencing products rather than charging one combined price for the product and service. As a result, we are no longer required to defer a portion of the product revenues to cover the first year of service. Voice communications revenues increased to $49.6 million for the three months ended September 30, 2006 from $37.1 million in the same period of 2005, primarily as a result of increases in sales volumes of our Voice-over-IP and circuit switched products. Revenues from our Network Systems products decreased to $20.2 million for the three months ended September 30, 2006 from $21.5 million in the same period of 2005, due primarily to decreases in our audio network system revenues, and to a lesser extent, as a result of lower revenues from system upgrades of video network systems, which was substantially offset by increases in network systems software revenues. Services revenues increased to $20.8 million for the three months ended September 30, 2006 from $18.2 million in the same period of 2005, primarily due to increased video-related services and video network system services, which were partially offset by decreases in iPower-related and voice-related services.

Total revenues for the nine months ended September 30, 2006 were $495.9 million, an increase of $71.3 million, or 17%, over the same period of 2005. The increase in revenues was due to increased sales of our communications products and increased service revenues, partially offset by decreased sales of our network system products. Video communications revenues increased to $236.0 million for the nine months ended September 30, 2006 from $203.6 million in the same period of 2005, primarily due to an increase in sales of our group video products. Voice communications revenues increased to $135.8 million for the nine months ended September 30, 2006 from $100.0 million in the same period of 2005, primarily as a result of increases in sales of our Voice-over-IP and circuit switched products. Revenues from our Network Systems products decreased to $64.1 million for the nine months ended September 30, 2006 from $70.5 million in the same period of 2005, due primarily to decreases in our video network system revenues, primarily as a result of decreased average selling prices, due in part to competitive pressures, and lower revenues from system upgrades. This was partially offset by increases in revenues from our network systems software products. Revenues from our audio networking systems products were essentially flat for the nine months ended September 30, 2006 as compared to the year ago period. Services revenues increased to $60.0 million for the nine months ended September 30, 2006 from $50.5 million in the same period of 2005, primarily due to increased video-related services and video network system services, which were partially offset by decreases in iPower-related services.

International revenues, which includes revenues outside of the U.S. and Canada, accounted for 41% and 39% of total revenues for the three months ended September 30, 2006 and 2005, respectively, and accounted for 43% and 41% of total revenues for each of the nine month periods ended September 30, 2006 and 2005, respectively.

On a regional basis, North America, Europe, Asia Pacific and Latin America revenues accounted for 59%, 21%, 17% and 3%, respectively, of our total revenues for the three months ended September 30, 2006. North America, Europe, Asia Pacific and Latin America revenues increased 14%, 27%, 29% and 36%, respectively, in the three months ended September 30, 2006 as compared to the same period in 2005. North America revenues increased as a result of increased video and voice communication product revenues, and to a lesser extent, increased service revenues, partially offset by decreased network systems product revenues. European and Asia Pacific revenues increased as a result of an increase in video and voice communication product revenues, and to a lesser extent, increased service revenues. Network systems product revenues were essentially flat in Europe and Asia Pacific for the three months ended September 30, 2006 as compared to the same period in 2005. Latin America revenues increased as a result of increased video communication product revenues, and to a lesser extent, increases in network systems product revenues and service revenues.

On a regional basis, North America, Europe, Asia Pacific and Latin America revenues accounted for 57%, 22%, 18% and 3%, respectively, of our total revenues for the nine months ended September 30, 2006. North America, Europe, Asia Pacific and Latin America revenues increased 14%, 22%, 18% and 33%, respectively, in the nine months ended September 30, 2006 as compared to the same period in 2005. North America revenues increased as a result of increased video and voice communication product revenues, and increased service revenues, partially offset by decreased network systems product revenues. Europe, Asia Pacific and Latin America revenues increased as a result of an increase in video and voice communication product revenues, and to a lesser extent, increased service revenues. Network systems product revenues were essentially flat in Europe, Asia Pacific and Latin America for the nine months ended September 30, 2006 as compared to the same period in 2005.

One customer accounted for 10% or more of our total net revenues during the three and nine months ended September 30, 2006. This customer is a channel partner, and we believe it is unlikely that the loss of this or any other channel partner would have a material adverse effect on consolidated revenues as we believe end-users would likely purchase our communications products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period. No one customer accounted for 10% or more of our total net revenues for the three and nine months ended September 30, 2005. For the three and nine months ended September 30, 2006, our Communications segment had one customer that represented approximately 14% and 12%, respectively, of Communications segment revenues. For the three and nine months ended September 30, 2005, our Communications segment had one customer that represented approximately 12% and 11%, respectively, of Communications segment revenues. This customer is a channel partner, and we believe it is unlikely that the loss of this or any other channel partner would have a material adverse effect on consolidated revenues as we believe end-users would likely purchase our communications products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period. For the three months ended September 30, 2006, our Network Systems segment had a single customer that represented approximately 13% of Network Systems segment revenues. For the nine months ended September 30, 2006 and 2005 and for the three months ended September 30, 2005, our Network Systems segment had two customers that together represented approximately 15%, 12% and 14% of Network Systems segment revenues. These customers are end users of our network systems products, and the revenues in this segment from end users are subject to more variability than our segment revenues from our channel partners. The loss of one or more customers in the Network Systems segment could have a material adverse impact on our consolidated revenues. No one customer accounted for more than 10% of our Services segment revenues for the three and nine months ended September 30, 2006 and 2005.

We typically ship products within a short time after we receive an order, and, therefore backlog has not necessarily been a good indicator of future revenues. As of September 30, 2006, we had $38.7 million of backlog as compared to $33.5 million at September 30, 2005. We include in backlog open product orders which we expect to ship or services which we expect to bill and for which we expect to record revenue in the following quarter. Once billed, unrecognized service revenue is included in deferred revenue. We ended the first nine months of 2006 with slightly more backlog than we had at December 31, 2005, and a more significant amount of backlog than our historical experience, primarily as a result of the level and timing of orders received and customer delivery dates requested outside of the current quarter. We believe that backlog will continue to fluctuate from its current level and is dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly, and in part on ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline from current levels.

Cost of Revenues and Gross Margins

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2006	September 30, 2005	Increase (Decrease)		September 30, 2006	September 30, 2005	Increase (Decrease)
Product Cost of Revenues	$55,650	$44,660	25%		$158,599	$129,628	22%
% of Product Revenues	37%	35%	2	pts	36%	35%	1	pt
Product Gross Margins	63%	65%	(2	)pts	64%	65%	(1	)pt
Service Cost of Revenues	$10,753	$9,737	10%		$31,720	$29,428	8%
% of Service Revenues	52%	54%	(2	)pts	53%	58%	(5	)pts
Service Gross Margins	48%	46%	2	pts	47%	42%	5	pts
Total Cost of Revenues	$66,403	$54,397	22%		$190,319	$159,056	20%
% of Total Revenues	38%	38%	—		38%	37%	1	pt
Total Gross Margins	62%	62%	—		62%	63%	(1	)pt

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments and an allocation of overhead expenses, including facilities and IT costs. Generally, Network Systems segment products have a higher gross margin than our Communications segment products. Cost of product revenues and product gross margins included a $0.4 million and $1.1 million charge for stock-based compensation in the three and nine months ended September 30, 2006, respectively. The comparable 2005 periods do not include any charges for stock-based compensation.

Overall, product gross margins decreased by 2 percentage points and 1 percentage point in the three and nine months ended September 30, 2006, respectively, as compared to the comparable periods in 2005 as a result of decreased margins in voice communications and network systems, partially offset by increased margins in video communications. For the three and nine months ended September 30, 2006 as compared to the comparable period in 2005, gross margins decreased in voice communications and increased in video communications. The decrease in voice communications was due to a shift in product mix toward lower margin Voice-over-IP products, as well as increased expenses related to stock-based compensation and additional reserves for excess and obsolete inventories. The increase in video communications gross margins was due to increased average selling prices due to product mix and the fact that the first year of service is no longer bundled in the product price, which was partially offset by increased expenses related to stock-based compensation and additional reserves for excess and obsolete inventories. Effective July 1, 2006, we began to separately charge for the initial year of service for our video conferencing products rather than charging one combined price for the product and service. As a result, we are no longer required to defer a portion of the product revenues to cover the first year of service. Gross margins in our Network Systems segment were lower in the three months ended September 30, 2006 relative to the comparable period in 2005 due to decreased margins in both video network systems and audio network systems due to decreased average selling prices and higher expenses related to stock-based compensation. Gross margins in our Network Systems segment were lower in the first nine months ended September 30, 2006 relative to the comparable period in 2005 due to decreased margins in both video network systems and network systems software due to decreased average selling prices and higher expenses related to stock-based compensation. This was partially offset by increased margins in audio network systems as a result of a higher mix in the software content of these products.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our product gross margins. Cost of service revenues and service gross margins included a $0.4 million and $1.3 million charge for stock-based compensation in the three and nine months ended September 30, 2006, respectively. The comparable 2005 periods do not include any charges for stock-based compensation.

Overall, service gross margins increased in the three and nine months ended September 30, 2006 over the comparable periods in 2005 as a result of revenues increasing at a faster pace than related service costs. Service gross margins were also favorably impacted by the amortization of deferred revenue associated with the first year of service on our VSX™ products that was included in the product price through June 30, 2006 and amortized over the twelve month period following shipment. These factors were offset partially by increased expenses related to stock-based compensation.

Forecasting future gross margin percentages for both products and services is difficult, and there are a number of risks associated with maintaining our current gross margin levels. Uncertainties surrounding revenue levels and related production level variances, competition, changes in technology, changes in product mix, variability of stock-based compensation costs, litigation outcomes, and the potential of resulting royalties to third parties, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty and recall costs, such as those we incurred during the first quarter of 2006 with the voluntary battery recall used in our SoundStation 2W product, and excess and obsolete reserves, such as the reserve we recorded in the third quarter of 2006 related to our QSX™ and ViewStation® products, and timing of sales over the next few quarters can cause our cost of revenues percentage to vary significantly. We may also experience higher prices on commodity components that are included in our products, such as the cost increases for memory devices used in many of our products. We have recently incurred cost increases in components that are required to be in compliance with the Restrictions on Hazardous Substances (RoHS) rules in Europe. Further, in late 2003 we began including one year of service with some of our video products, which has lowered our gross margins for those products as a result of allocating a portion of our product revenue to deferred service revenue. However, service gross margins are favorably impacted when the deferred revenue is recorded as revenue. Effective July 1, 2006, we began to separately charge for the initial year of service for our video conferencing products rather than charging one combined price for the product and service. These actions may not have the desired result of increasing revenues and improving service renewal rates and, accordingly, could have an adverse impact on our product margins and profitability.

In addition, cost variances associated with the manufacturing ramp of new products, or the write-off of initial inventory purchases due to product launch delays or the lack of market acceptance of our new products could occur, which would increase our cost of revenues as a percentage of revenues. In addition to the uncertainties listed above, cost of revenues as a percentage of revenues may increase due to a change in our mix of distribution channels and the mix of international versus North American revenues. Cost of revenues will also increase in the fourth quarter of 2006 as a result of increased compensation charges due to recording stock-based compensation expense beginning in the first quarter of 2006, as well as annual merit increases and incentive accruals.

Sales and Marketing Expenses

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2006	September 30, 2005	Increase		September 30, 2006	September 30, 2005	Increase
Expenses	$42,736	$35,361	21%		$124,848	$105,588	18%
% of Revenues	25%	24%	1	pt	25%	25%	—

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct marketing expenses, are not allocated to our segments. Sales and marketing expenses included a $1.8 million and $5.0 million charge for stock-based compensation in the three and nine months ended September 30, 2006, respectively. The comparable 2005 periods do not include any charges for stock-based compensation.

Sales and marketing expense as a percentage of revenue increased 1% for the three months ended September 30, 2006 and was essentially flat for the nine months ended September 30, 2006 as compared to the comparable periods in 2005. The increase in absolute dollars in the three and nine months ended September 30, 2006 over the same periods last year was due primarily to an increase in sales commissions and co-op marketing charges as a result of increased revenues, increases in our sales and marketing headcount due to the expansion of our sales and marketing efforts, as well as increased compensation charges due to annual merit increases, incentive accruals and stock-based compensation expense.

We believe we will incur increased expenses, especially advertising expenses, to increase the adoption rate of our technology and products and to educate potential end-users as to the desirability of these products over competing products, especially as we launch new products and as a result of increased competition in the high end video conferencing market. We expect to continue to increase our sales and marketing expenses in absolute dollar amounts as we expand North American and international markets and increase our sales coverage in existing markets, market new products and expand the public sector. In addition, sales and marketing expenses will continue to increase in 2006 over the 2005 levels as a result of increased compensation charges due to recording stock-based compensation expense, which began in the first quarter of 2006, as well as annual merit increases and incentive accruals. Stock-based compensation costs are determined through the use of an option-pricing model that is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. Changes in these underlying factors and assumptions may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict.

Research and Development Expenses

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2006	September 30, 2005	Increase	September 30, 2006	September 30, 2005	Increase
Expenses	$28,694	$23,262	23%	$84,974	$67,719	26%
% of Revenues	16%	16%	—	17%	16%	1	pt

Research and development expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development expenses included a $1.8 million and $5.5 million charge for stock-based compensation in the three and nine months ended September 30, 2006, respectively. The comparable 2005 periods do not include any charges for stock-based compensation.

Research and development expenses as a percentage of revenue were essentially flat for the three months ended September 30, 2006 and increased 1% for the nine months ended September 30, 2006 as compared to the comparable periods in 2005. The increase in absolute dollars for the three and nine months ended September 30, 2006, as compared to the comparable period in 2005, is due to planned headcount increases and program development expenses to support increased investment in new product initiatives, as well as increased compensation charges related to annual merit increases, incentive accruals and stock-based compensation expense.

We are currently investing research and development resources to enhance and upgrade the products that comprise our unified collaboration communications solutions, which encompass products and services in all our segments, including additional network systems products, products that address the very high end video conferencing market and additional voice-over-IP products. In addition, we are investing research and development resources across all segments to support our strategic partnerships. We anticipate committing a greater proportion of our research and development expenses toward the development of our software and infrastructure products, which are included in the Network Systems segment, to enhance the integration and interoperability of our entire product suite.

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

General and Administrative Expenses

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2006	September 30, 2005	Increase		September 30, 2006	September 30, 2005	Increase
Expenses	$11,894	$8,769	36%		$33,693	$27,137	24%
% of Revenues	7%	6%	1	pt	7%	7%	—

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, patent litigation costs, and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included a $1.6 million and $4.6 million charge for stock-based compensation in the three and nine months ended September 30, 2006, respectively. The comparable 2005 periods do not include any charges for stock-based compensation.

As a percentage of revenues, general and administrative expenses increased 1% and remained flat for the three and nine months ended September 30, 2006, respectively, as compared to the comparable period in 2005, due to the increase in stock-based compensation versus the year ago periods. The increase in spending in absolute dollars in general and administrative in the three and nine months ended September 30, 2006 over the comparable period in the prior year was primarily due to increased compensation charges related to annual merit increases, increased incentive accruals and stock-based compensation expense as well and legal and project-related outside services costs. This was partially offset by decreased infrastructure costs. For the three and nine months ended September 30, 2006, the increase in compensation charges accounted for $2.6 million and $6.6 million of the increase, respectively, and legal and outside services accounted for $1.0 million and $1.9 million of the increase, respectively, which was partially offset by decreases in infrastructure costs of $0.4 million and $1.5 million, respectively. The remaining changes are related to numerous smaller items.

Significant charges due to costs associated with litigation, including our ongoing litigation against Codian, or uncollectibility of our receivables would increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded. Additionally, predicting the timing of bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to visibility of costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors. We believe that our general and administrative expenses will likely continue to increase in absolute dollar amounts in the future primarily as a result of expansion of our administrative staff and other costs related to supporting a larger company, increased costs associated with regulatory requirements, and our continued investments in international regions. In addition, general and administrative expenses will continue to increase in 2006 over the 2005 levels as a result of increased compensation charges due to recording stock-based compensation expense, which began in the first quarter of 2006, as well as annual merit increases and incentive accruals. Stock-based compensation costs are determined through the use of an option-pricing model that is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. Changes in these underlying factors and assumptions may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict.

Acquisition-Related Costs

We recorded a charge to operations of approximately $0.1 million and $0.2 million in the three month periods ended September 30, 2006 and 2005, respectively, and $0.1 million and $0.3 million in the nine months ended September 30, 2006 and 2005, respectively, for acquisition-related integration costs. These charges primarily include outside financial advisory, accounting, legal and consulting fees and other direct merger-related expenses related to completed acquisitions. The 2006 charges are related to professional services costs to integrate DSTMedia, which we acquired in August 2005. The 2005 charges are primarily related to DSTMedia, Voyant, acquired in January 2004, and additional professional service fees related to the ongoing liquidation of international PictureTel legal entities. If we acquire additional businesses in the future, we may incur material acquisition expenses related to these transactions.

Amortization of Purchased Intangibles

In the three months ended September 30, 2006 and 2005, we recorded $1.5 million and $1.7 million, respectively, and in the nine months ended September 30, 2006 and 2005, we recorded $4.6 million and $5.2 million, respectively, in amortization of purchased intangibles related to the MeetU, Voyant and DSTMedia acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives, which range from several months to eight years. The decrease in absolute dollars for the three and nine months ended September 30, 2006 as compared to 2005 is primarily due to the purchased intangibles related to MeetU becoming fully amortized as of September 30, 2005, which was partially offset by the addition of purchased intangibles related to the DSTMedia acquisition in August of 2005.

Litigation Reserves and Payments

Releases of litigation reserves and payments of less than $0.1 million in the nine month period ended September 30, 2005, related to the release of previously established reserves based upon the final outcome of certain legal claims.

Restructuring Costs

During the three months ended September 30, 2006, management approved a restructuring plan for eliminating or relocating certain positions throughout the Company in order to consolidate certain functions into one location, as well as to relocate our Asia Pacific headquarters from Hong Kong to Singapore. The resulting actions are intended to better streamline and focus our efforts. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recorded a charge of approximately $1.3 million for the three months ended September 30, 2006 related to workforce reductions and relocations, which had been communicated to the impacted employees or incurred during the period. These charges consist of severance and other employee termination benefits related to these workforce reductions, which comprise less than 3 percent of our employees worldwide, and costs related to relocations that have been incurred as of September 30, 2006. As of September 30, 2006, approximately $0.9 million of the third quarter charge remained to be paid out and is expected to be paid out by March 31, 2007. For the employees who will not terminate until the fourth quarter of 2006 or the first quarter of 2007 and, in accordance with FAS 146, exceed the minimum retention period (generally 60 days), as well as for remaining costs associated with employee relocation, facilities closures and moving related expenses, which will be recognized when we cease to use the facility or as incurred, a remaining charge of approximately $0.8 million will be recognized during the fourth quarter of 2006 through the second quarter of 2008, for a total charge of $2.1 million.

During the three months ended March 31, 2006, management approved a restructuring plan for eliminating certain positions throughout the Company but focused on the sales and general and administrative functions. The resulting actions were intended to streamline and focus the Company’s efforts and more properly align its cost structure with its projected revenue streams. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recorded a charge of approximately $0.6 million for the three months ended March 31, 2006 related to workforce reductions, which had been communicated to the impacted employees during the period. The total charge of $0.6 million consists of severance and other employee termination benefits related to these workforce reductions, which comprise less than 1 percent of our employees worldwide. All remaining payments related to these charges were made by the end of September 30, 2006.

Interest Income, Net

Interest income, net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts. Interest income, net of interest expense, was $5.6 million and $14.1 million for the three and nine months ended September 30, 2006 and $3.6 million and $9.5 million for the three and nine months ended September 30, 2005, respectively.

Interest income increased for the three and nine months ended September 30, 2006 over the comparable periods in the prior year primarily due to higher average investment returns, partially offset by lower average cash and investment balances due to our stock repurchase activity in the first nine months of 2006. Average interest rate returns on our cash and investments were 4.84% in the third quarter of 2006 compared to 2.88% for the third quarter of 2005. Average interest rate returns on our cash and investments were 4.39% in the nine months of 2006 compared to 2.63% for the nine months of 2005. Interest income, net could fluctuate for the remainder of 2006 due to movement in our cash balances and changes in market interest rates. Our cash balance may decrease depending upon our stock purchase activity and other factors.

Gain (Loss) on Strategic Investments

For strategic reasons, we have made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. We evaluate a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At September 30, 2006 and December 31, 2005, these investments had a carrying value of $7.9 million and $5.9 million, respectively. In the three months and nine months ended September 30, 2006, we made $1.0 million and $2.0 million of investments, respectively, in privately held companies and did not record any write-downs of existing investments in privately held companies. In the nine months ended September 30, 2005, we made $0.5 million of investments in privately held companies and did not record any write-downs of existing investments in privately held companies. In the nine months ended September 30, 2005, a privately held company in which we held an investment with a carrying value of $0.4 was sold, resulting in a gain of $4.5 million, which is recorded in the Consolidated Statements of Operations in “Gain on Strategic Investments”. These investments are recorded in “Other assets” in our Condensed Consolidated Balance Sheets.

Provision for Income Taxes

Our overall effective tax rate for the three and nine months ended September 30, 2006 was 34% for both periods, which resulted in a provision for income taxes of $8.9 million and $23.8 million, respectively. The overall effective tax rate for the three and nine months ended September 30, 2005 was 27%, which resulted in a provision for income taxes of $6.4 million and $19.9 million, respectively. The increase in the effective tax rate was primarily the result of stock–based compensation expense, which is not deductible for tax purposes, combined with the elimination of the federal research and experimentation tax credit, which expired on December 31, 2005.

We are required to separately report our results from discontinued operations net of tax. To do this requires an intraperiod allocation of total tax expense between continuing operations and discontinued operations in accordance with the accounting rules. Our tax rates may vary from quarter to quarter, depending on the results of operations. Our continuing operations effective tax rate for the three and nine months ended September 30, 2005 was 27%, which resulted in a corresponding provision for income taxes of $6.3 million and $19.7 million, respectively. There were no results for discontinued operations reported for the three and nine months ended September 30, 2006.

Our income tax returns are regularly reviewed by the U.S. and international tax authorities to which they are submitted. We are currently under audit by the Israeli Tax Authority for the years ended December 31, 2000 through December 31, 2004. As a result of this audit, the tax authority has proposed adjustments relating to the tax treatment of certain expenses as well as certain transfer pricing assumptions. We believe that we have valid defenses for our position and will pursue all administrative and judicial remedies in reaching a settlement on these matters. Although the final resolution is uncertain, we believe that adequate amounts have been recorded in our reserves or that we will receive corresponding adjustments on our U.S. Federal income tax returns that will negate the effect of such proposed adjustments. Any unfavorable resolution of this matter is not expected to have a material impact on our results of operations, financial position or operating cash flows.

Forecasting future effective tax rates is difficult given the increasing complexity of our growing multi-national operations. Our future effective tax rates could be favorably or unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company’s deferred tax assets and liabilities, or changes in tax laws or their interpretation. The adoption of SFAS 123(R) also added more unpredictability and variability to our future effective tax rates. Our 2006 effective tax rate has increased as a result of some or all of these factors and could further increase in the last quarter of 2006.

Segment Information

A description of our products and services, as well as quarter and year-to-date financial data for each segment, can be found in Note 10 to the Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three and nine months ended September 30, 2006 and 2005.

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

Communications

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2006	September 30, 2005	Increase	September 30, 2006	September 30, 2005	Increase (Decrease)
Revenue	$132,256	$104,738	26%	$371,826	$303,570	22%
Contribution margin	$63,925	$49,945	28%	$177,997	$147,166	21%
Contribution margin as % of communication revenues	48%	48%	—	48%	48%	—

Revenues from our Communications segment for the three and nine months ended September 30, 2006 increased 26% and 22% over the same periods of 2005, respectively, due primarily to increased sales volumes of our video and voice communications products as well as increased average selling prices on our Video VSX product family. The higher average selling prices are primarily a result of a shift in mix toward the higher end products and the fact that the first year of service is no longer included in the product price. Video communications product revenues, which accounted for 14 percentage points and 11 percentage points of the overall increase, respectively, grew from $67.6 million and $203.6 million for the three and nine months ended September 30, 2005, respectively, to $82.7 million and $236.0 million, respectively, for the same periods in 2006, increasing $15.1 million or 22% and $32.4 million or 16%, respectively, over the same periods in 2005. The increase in video communications product revenues was due primarily to increased sales volumes and average selling prices of our group video systems, which consisted primarily of our VSX product family. The higher average selling prices are primarily a result of a shift in mix toward the higher end products and the fact that the first year of service is no longer included in the product price. Effective July 1, 2006, we began to separately charge for the initial year of service for our video conferencing products rather than charging one combined price for the product and service. As a result, we are no longer required to defer a portion of the product revenues to cover the first year of service. Voice communications product revenues, which accounted for 12 percentage points of the overall increase in both the three and nine months ended September 30, 2006, grew from $37.1 million and $100.0 million for the three and nine months ended September 30, 2005, respectively, to $49.6 million and $135.8 million, respectively, for the same periods in 2006, increasing $12.5 million or 34% and $35.8 million or 36%, respectively, over the same periods in 2005. The increase in voice communications product was due primarily to increased sales volumes of our Voice-over-IP products and, to a lesser extent, circuit switched products.

International revenues, which includes revenues outside of Canada and the U.S., accounted for 42% and 40% of our total Communications segment revenues for the three months ended September 30, 2006 and 2005, respectively, and 44% for each of the nine months ended September 30, 2006 and 2005. For the three and nine months ended September 30, 2006, our Communications segment had one customer that represented approximately 14% and 12%, respectively, of Communications segment revenues. For the three and nine months ended September 30, 2005, our Communications segment had one customer that represented approximately 12% and 11%, respectively, of Communications segment revenues. This customer is a channel partner, and we believe it is unlikely that the loss of this or any other channel partner would have a material adverse effect on consolidated revenues as we believe end-users would likely purchase our communications products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The contribution margin as a percentage of Communications segment revenues remained relatively flat at 48% for the three and nine months ended September 30, 2006 as compared to the same period in 2005 as a result of lower gross margins for our voice communication products, as well as increases in engineering and direct marketing spending in both video and voice communications, were offset by higher gross margins for our video communication products.

Direct marketing and engineering spending in the Communications segment will fluctuate depending upon the timing of product launches and marketing programs.

Network Systems

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2006	September 30, 2005	Decrease		September 30, 2006	September 30, 2005	Decrease
Revenue	$20,154	$21,466	(6)%		$64,093	$70,549	(9)%
Contribution margin	$4,269	$6,491	(34)%		$15,285	$24,124	(37)%
Contribution margin as % of network systems revenues	21%	30%	(9	)pts	24%	34%	(10	)pts

Revenues from our Network Systems segment for the three and nine months ended September 30, 2006 decreased 6% and 9%, respectively, over the same periods in 2005 to $20.2 million and $64.1 million respectively. The decrease for the three month period ended September 30, 2006 over the same period in 2005, was due primarily to decreased revenues from our audio networking systems, and to a lesser extent, as a result of lower revenues from system upgrades of video network systems, which was substantially offset by increases in network systems software revenues. The decrease for the nine months ended September 30, 2006 over the same period in 2005 was due primarily to decreased average selling prices on our video network systems, due in part to increased competition, and lower revenues from system upgrades. The decrease in revenues in the nine months ended September 30, 2006 over the same period in 2005 was partially offset by increases in revenues from our network systems software products.

International revenues, which includes revenues outside of Canada and the U.S., accounted for 43% and 38% of total Network Systems revenues for the three months ended September 30, 2006 and 2005, respectively, and 42% and 37%, respectively, for the nine months ended September 30, 2006 and 2005. For the three months ended September 30, 2006, our Network Systems segment had a single customer that represented approximately 13% of Network Systems segment revenues. For the nine months ended September 30, 2006 and 2005 and for the three months ended September 30, 2005, our Network Systems segment had two customers that together represented approximately 15%, 12% and 14% of Network Systems segment revenues. These customers are end users of our network systems products, and the revenues in this segment from end users are subject to more variability than our segment revenues from our reseller customers. The loss of one or more customers in the Network Systems segment could have a material adverse impact on our consolidated revenues. No one customer accounted for more than 10% of our Network Systems segment for the three months ended September 30, 2005 or for the nine months ended September 30, 2006 and 2005.

The decrease in contribution margin as a percentage of Network Systems segment revenues for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 is due primarily to lower gross margins in our video network systems and increased engineering expenses.

Services

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2006	September 30, 2005	Increase		September 30, 2006	September 30, 2005	Increase
Revenue	$20,798	$18,200	14%		$59,957	$50,488	19%
Contribution margin	$8,773	$6,954	26%		$24,441	$17,016	44%
Contribution margin as % of services revenues	42%	38%	4	pts	41%	34%	7	pts

Revenues from our Services segment for the three and nine months ended September 30, 2006 increased 14% and 19%, respectively, over the same periods in 2005 to $20.8 million and $60.0 million, respectively, due primarily to an increase in video maintenance services as a result of amortization of deferred revenue associated with the first year of service on our VSX product line, and increased video network systems services. These increases were partially offset by decreases in iPower™ related services.

International revenues, which includes revenues outside of Canada and the U.S., accounted for 34% and 32% of total Service revenues for the three months ended September 30, 2006 and 2005, respectively, and 33% and 31% for the nine month periods ended September 30, 2006 and 2005, respectively. No one customer accounted for more than 10% of our total revenues for our Services segment for the three and nine months ended September 30, 2006 or 2005.

Overall, the increase in the Services segment contribution as a percentage of Service segment revenues for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 is due primarily to increased gross margins more than offsetting increases in operating expenses. Service gross margins increased for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 as a result of revenue increasing at a faster pace than related service costs. Service gross margins in the three and nine months ended September 30, 2006 were also favorably impacted by the amortization of deferred revenue associated with the first year of service on our VSX and V500 products that was included in the product price and amortized over the twelve month period following shipment. This impact was due to increased volumes of these products in the three and nine months ended September 30, 2006 as compared to the same period in 2005. Effective July 1, 2006, we began to separately charge for the initial year of service for our video conferencing products rather than charging one combined price for the product and service. These actions may not have the desired result and, accordingly, could have an adverse impact on our product margins and profitability.

Liquidity and Capital Resources

As of September 30, 2006, our principal sources of liquidity included cash and cash equivalents of $223.6 million, short-term investments of $181.4 million and long-term investments of $122.2 million. Substantially all of our short-term and long-term investments are comprised of U.S. government securities, state and local government securities and corporate debt securities. See Note 12 of Notes to our Condensed Consolidated Financial Statements. In addition, we have a $25.0 million line of credit with a bank which was unused at September 30, 2006; however, we do have outstanding letters of credit totaling approximately $1.3 million, of which $1.2 million are secured by this line of credit.

We generated cash from operating activities totaling $104.0 million in the nine months ended September 30, 2006, compared with $75.8 million in the comparable period of 2005. The increase in cash provided from operating activities was due primarily to increases in net income and non-cash expenses and accounts payable, smaller increase in trade receivables and inventories, and a larger increase in other accrued liabilities. Offsetting these positive effects were an increase in prepaid expenses and a smaller increase in taxes payable.

The total net change in cash and cash equivalents for the nine months ended September 30, 2006 was an increase of $34.4 million. The primary sources of cash were $104.0 million from operating activities, $53.4 million associated with the exercise of stock options and purchases under the employee stock purchase plan and $6.2 million for the excess tax benefit from stock based compensation. The primary uses of cash during this period were $78.0 million for purchases of our common stock, $33.7 million in purchases of investments, net of sales and maturities, and $17.3 million for purchases of property and equipment. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses (such as depreciation, amortization, the provision for doubtful accounts, inventory write-downs for excess and obsolescence, non-cash stock based compensation, excess tax benefit from stock based compensation, gain from sale of discontinued operations, amortization of unearned stock-based compensation, gain on strategic investments, the purchase of in-process research and development and the tax benefits from the exercise of employee stock options), and increases in accounts payable, taxes payable and other accrued liabilities. Offsetting the positive effect of these items were net increases in trade receivables, inventories and prepaid expenses and other assets. Our days sales outstanding, or DSO, metric was 39 days at September 30, 2006 as compared to 45 days at September 30, 2005. This decrease in DSO was due primarily to a revenue linearity shift in the last month of the quarter. We expect that DSO will continue to fluctuate, and in all likelihood, will increase as a result of fluctuations in revenue linearity, an increase in international receivables which typically have longer payment terms, and increases in receivables from service providers and government entities who have longer payment terms of 45 and 60 days, respectively, compared to the normal 30 day terms. Inventory turns increased from 5.7 turns at September 30, 2005 to 6.0 turns at September 30, 2006. The increase in turns primarily reflects the increase in revenue levels outpacing the increase in inventories. We believe inventory turns will continue to fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a greater mix of ocean freight versus air freight to reduce freight costs. Additionally, payments we make for income taxes may increase during the remainder of 2006 as our available net operating losses are depleted.

During the three months ended September 30, 2006, we entered into foreign currency forward-exchange contracts, which typically mature in one month, to hedge the exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record on the balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on contracts are recorded as other income (expense), offsetting transaction gains and losses on the related assets and liabilities.

Additionally, in September 2006, we started a hedging program using forward-exchange contracts to hedge a portion of anticipated revenues and operating expenses denominated in the Euro and Great British Pound as well as operating expenses denominated in Israeli Shekels. At each reporting period, we record the fair value of our unrealized forward contracts on the balance sheet with related unrealized gains and losses as a component of accumulated other comprehensive income, a separate element of stockholders’ equity. Realized gains and losses associated with the effective portion of the forward-exchange contracts are recorded within revenue or operating expense, depending upon the underlying exposure being hedged. Any ineffective portion of a hedging instrument would be recorded as other income (expense).

As part of the DSTMedia acquisition, DSTMedia shareholders may receive up to an additional $20.0 million of consideration through 2008, payable in cash, based on the achievement of certain financial milestones relating to the operating results of DSTMedia. In September 2006, we paid out $0.2 million in additional consideration to DSTMedia shareholders as additional consideration one year following the closing of the acquisition. DSTMedia’s results of operations have been included in our results of operations since August 25, 2005.

From time to time, the Board of Directors has approved plans to purchase shares of our common stock in the open market. During the three and nine months ended September 30, 2006, we purchased approximately 1.2 million and 3.9 million shares, respectively, of our common stock, in the open market for cash of $25.6 million and $78.0 million, respectively. During the three and nine months ended September 30, 2005, we purchased approximately 2.9 and 6.0 million shares, respectively, of our common stock in the open market for cash of $49.0 million and $99.0 million, respectively. As of September 30, 2006, we were authorized to purchase up to an additional $41.4 million under the 2005 share repurchase plan.

At September 30, 2006, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $73.3 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

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

The table set forth below shows, as of September 30, 2006, the future minimum lease payments, net of estimated sublease income of $0.7 million through September 2007, due under our current lease obligations. For example, we lease an approximately 152,000 square foot building which is fully subleased to a third party for a term that is concurrent with the term of our lease obligation. As a result we are not currently showing a lease obligation related to this facility. If this sublease were to be terminated, or if the tenant defaulted on payment, we would incur additional lease payments that would negatively impact our operating results and overall cash flows. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of September 30, 2006 are as follows (in thousands):

Year ending December 31,	Gross Minimum Lease Payments	Estimated Sublease Receipts	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long- Term Liabilities	Purchase Commitments
Remainder of 2006	$2,946	$(265)	$2,681	$1,047	$—	$60,877
2007	10,409	(402)	10,007	3,528	241	11,630
2008	7,674	—	7,674	2,053	400	749
2009	7,089	—	7,089	1,895	280	—
2010	7,764	—	7,764	1,782	479	—
Thereafter	24,838	—	24,838	3,230	7,198	—

Total payments	$60,720	$(667)	$60,053	$13,535	$8,598	$73,256

We believe that our available cash, cash equivalents, investments and bank line of credit will be sufficient to meet our operating expenses and capital requirements for the foreseeable future. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity financing, debt financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Stock-based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options, employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) and performance shares based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $6.0 million and $17.5 million, respectively, which consisted of stock-based compensation expense related to equity awards granted pursuant to our employee stock option plans (“employee equity awards”) and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”). There was no stock-based compensation expense related to employee equity awards or employee stock purchases recognized during the three and nine months ended September 30, 2005. See Note 9 to the Condensed Consolidated Financial Statements for additional information.

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

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	37.27%	38.35%	36.29%	38.49%
Risk-free interest rate	4.95%	5.18%	4.78%	4.88%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	3.95	.50	3.69	0.49

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

As stock-based compensation expense recognized in the Condensed Statements of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the stock-based compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

Deferred and Refundable Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of September 30, 2006, we have $48.4 million in net deferred tax assets. In order to fully utilize these deferred tax assets we need to generate sufficient amounts of future U.S. taxable income. We believe based upon our financial projections that it is more likely than not that we will generate sufficient future taxable income to utilize these assets and therefore, as of September 30, 2006, we have not established a valuation allowance against these assets.

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

Non-marketable Securities

We periodically make strategic investments in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. These investments had a carrying value of $7.9 million as of September 30, 2006. There were no amounts permanently written down in the three and nine months ended September 30, 2006 or 2005.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective the first quarter of our 2008 fiscal year with early adoption permitted. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our financial statements.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have an impact on our consolidated financial position, results of operations or cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

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

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents, held at September 30, 2006 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

Issuer	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$99,678	$99,523	$99,368	$99,214	$99,059
State and local governments	41,820	41,755	41,690	41,625	41,560
Corporate debt securities	163,002	162,748	162,495	162,241	161,988

Total	$304,500	$304,026	$303,553	$303,080	$302,607

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

Issuer	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$99,523	$99,446	$99,368	$99,291	$99,214
State and local governments	41,755	41,722	41,690	41,658	41,625
Corporate debt securities	162,748	162,622	162,495	162,368	162,241

Total	$304,026	$303,790	$303,553	$303,317	$303,080

Foreign Currency Exchange Rate Risk

Until January 2006, a substantial majority of our sales were denominated in United States dollars. Effective January 1, 2006, we commenced selling our products and services in certain of our European regions in Euros and in the United Kingdom in British Pounds, which has increased our foreign currency exchange rate fluctuation risk.

While we do not hedge for speculative purposes, as a result of our increasing exposure to foreign currency exchange rate fluctuations, we began purchasing forward exchange contracts to hedge our foreign currency exposure to the Euro, British Pound and Israeli Shekel in September of 2006. As of September 30, 2006, we had forward exchange contracts of 12.9 million Euros, 1.8 million British Pounds and 19.0 million Israeli Shekels. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in one month.

We also commenced a hedging program to hedge a portion of anticipated revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekels. As of September 30, 2006, we had foreign exchange contracts of 17.6 million Euros, 8.8 million British Pounds and 23.0 million Israeli Shekels. These forward exchange contracts, carried at fair value, typically have maturities of less than six months.

Based on our overall currency rate exposure at September 30, 2006, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial effect on our financial position, results of operations and cash flows. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our current or future competitors, or our delay in bringing new products to market to compete with competitive products, could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be the reduction in the prices of our products and our competitors’ products, the introduction of additional lower priced competitive products or the introduction of new products or product platforms that render our existing products or technologies obsolete. We expect this increased competitive pressure may lead to intensified price-based competition, resulting in lower prices and gross margins which would significantly harm our results of operations. For example, our video network systems product revenues had declined sequentially since the fourth quarter of 2004 until the third quarter of 2006, as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures. While revenues from our video network systems product revenues improved sequentially in the third quarter of 2006, they were lower than the comparable year ago period, and could decline again in the future.

Competition that we face in our markets is intense and competition that we face in certain of our international markets is different than that we face in North America and is currently based principally on price. We have noted additional competitors and increased pricing pressures in China, India and other parts of Asia contributing to decreased revenues in Asia in 2005 as compared to 2004. Although we have had improved year over year performance in Asia in the first three quarters of 2006, we still see increased competition in this region, particularly in China. If we are unable to compete effectively in these regions in terms of price, technology, product offerings or marketing strategies, our overall financial results may suffer.

Competition in each of our operating segments is intense, and the failure to perform in any of these segments could negatively affect our results of operations.

We face significant competition in the communications industry. In video communications, our major competitors include Tandberg and a number of other companies including Aethra, Avistar, Cisco Systems, D-Link, Hewlett Packard, Huawei, Kedacom Technologies, NEC, Panasonic, Sony, VCON, VTEL and ZTE, as well as various smaller or new industry entrants. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology, next generation high definition video resolution technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video conferencing products or may partner with companies which have more substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market or sell their products and to bring their products to market more rapidly than we can. We may also underestimate the demand for particular products that incorporate new technologies. For instance, certain of our competitors are bringing products utilizing next generation high definition video resolution technology to market, which may result in a slowdown in our sales cycle and orders for our video products and a resulting impact on our video revenues as customers assess such new technologies, wait for a launch of competing products by us, or wait to make purchases until sales prices for such next generation products fall. Also, new strategic partnerships are regularly being formed and announced by our competitors, which may hinder our ability to effectively compete in those markets.

We have lost group video conferencing sales opportunities to our competitors, including to competitors in China who sell at lower price points. Although we had improved year over year performance in Asia in the first three quarters of 2006, we still see increased competition in this region, particularly in China, which contributed to a sequential decrease in group video conferencing unit sales in Asia in the third quarter of 2006. We expect to continue to face stiff competition, and our competitors may gain market share from us, due in part to their strategic relationships and their latest product offerings. In addition, we believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Hewlett-Packard, IBM, Microsoft, and WebEx that enable web-based or network-based video and collaboration communications. In addition, Cisco, Hewlett-Packard, IBM, Microsoft or another large multi-national company with resources substantially larger than ours, could enter any of our markets through acquisition of a direct competitor, which would significantly change the competitive landscape.

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

Our video network systems business has significant direct competition from RADVISION, and a number of other companies, including Cisco Systems, which resells RADVISION’s products, Tandberg, and Huawei, as well as from various smaller or new industry entrants. Our video network systems product revenues declined sequentially from the fourth quarter of 2004 through the third quarter of 2006 and could decline in the fourth quarter of 2006 as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures. Our audio network systems business has significant competition from companies such as Avaya, Cisco, and Compunetix, which we continued to see in 2006. Although we intend to launch new network services product offerings, these new product offerings have been delayed and may continue to be delayed or may not have as much of a positive impact on our network systems revenues as we anticipate.

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

The shift in communications from circuit-switched to IP-based technologies over time may require us to add new channel partners, enter new markets, such as the service provider market, which we entered into with the acquisition of Voyant in January 2004, and gain new core technological competencies. We are attempting to address these needs and the need to develop new products through our internal development efforts, through joint developments with other companies and through acquisitions. We may not identify successful new product opportunities and develop and bring products to market in a timely manner. Further, as we introduce new products that can or will render existing products obsolete, these product transition cycles may not go smoothly, causing an increased risk of inventory obsolescence and relationship issues with our end user customers and channel partners. The failure of our new product development efforts, any inability to service or maintain the necessary third-party interoperability licenses, our inability to properly manage product transitions or to anticipate new product demand, or our inability to enter new markets would harm our business and results of operations.

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

If the market does not accept our products, our profitability would likely be harmed. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment and network systems, which could cause us to reduce the prices for any of these products or discontinue one product with the intent of simplifying our product offering and enhancing sales of a similar product. For example, we believe that the sequential declines in video network system revenues that we experienced from the fourth quarter of 2004 through the second quarter of 2006, are due in part to lower average selling prices as a result of increased competitive pressures. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a similar product. Effective July 1, 2006, we began to separately charge for the initial year of service for our video conferencing products rather than charging one combined price for the product and service. These actions may not have the desired result of increasing revenues and improving service renewal rates and, accordingly, could have an adverse impact on our product margins and profitability. In addition, we anticipate that our gross margins will become more difficult to predict due to these types of changes, the wide range of margins associated with each of our product lines, and shifts in the mix of products sold. Our network systems products typically have higher gross margins than our other product lines. Therefore, our gross margins could decrease if we continue to experience decreases in our network systems product sales.

Product obsolescence, excess inventory and other asset impairment can negatively affect our results of operations.

We operate in a high technology industry which is subject to rapid and frequent technology and market demand changes. These changes can often render existing or developing technologies obsolete. In addition, the introduction of new products and any related actions to discontinue existing products can cause existing inventory to become obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the recorded value of existing inventory is greater than its fair market value, such as we experienced in the fourth quarter of 2005 with excess ViewStation® inventory and in the third quarter of 2006 with excess QSX and ViewStation inventory. Also, the pace of change in technology development and in the release of new products has increased and is expected to continue to increase. If sales of one of these products has an unplanned negative effect on sales of another of our products, it could significantly increase the inventory levels of the negatively impacted product. For each of our products, the potential exists for new products to render existing products obsolete, cause inventories of existing products to increase, cause us to discontinue a product or reduce the demand for existing products.

Since 2001, we have purchased several businesses, which together include goodwill valued at approximately $359.2 million and other purchased intangible assets valued at approximately $15.7 million as of September 30, 2006. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high technology industry occur frequently and quickly. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values, as we did in the fourth quarter of 2005, when we wrote down certain intangible assets associated with our acquisition of Voyant in the amount of $1.9 million. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. Due to these and other factors, we have recorded cumulative charges against earnings totaling $14.1 million associated with the impairment of these investments, including $1.6 million in the fourth quarter of 2005. As of September 30, 2006, our investments in private companies are valued at $7.9 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

Our quarterly operating results have fluctuated in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control. These factors include:

•	fluctuations in demand for our products and services, principally due to (i) the changing global economic environment, (ii) increased competition as we have seen in Asia across all product lines and globally with respect to video and network systems product lines, (iii) the development of new partnerships, such as the relationships between Tandberg and Cisco and Sony and Cisco in our video product line, and (iv) increased competition from larger companies like Cisco and Hewlett Packard;

•	the prices and performance of our products and those of our existing or potential new competitors, which can change rapidly due to technological innovations;

•	the timing, size and mix of the orders for our products;

•	whether growth of our VoIP product sales will negatively impact sales of our circuit-switched products and whether VoIP product sales will serve as an effective driver for sales of our IP-based video solutions, as we anticipate;

•	changes in tax rates;

•	the adoption of the new accounting pronouncement, SFAS 123(R), “Share-Based Payments” that requires us to record compensation expense for shares issued under our stock plans began in the first quarter of 2006, resulted in $3.9 million of stock-based compensation expense, net of tax, in the quarter ended September 30, 2006, and will continue to have a material impact on our results of operations;

•	slowing sales by our channel partners to their customers, which places further pressure on our channel partners to minimize inventory levels and reduce purchases of our products;

•	changes to our channel partner programs, contracts and strategy that could result in a reduction in the number of channel partners or could cause more of our channel partners to add our competitors’ products to their portfolio;

•	the level and mix of inventory that we hold to meet future demand;

•	fluctuations in the level of international sales and our exposure to the impact of international currency fluctuations on both revenues and expenses;

•	dependence on third party manufacturers, which would include outside development manufacturers, and associated manufacturing costs;

•	the magnitude of any costs that we must incur in the event of a product recall, such as our recent voluntary recall in the first quarter of 2006 of the lithium ion batteries in our SoundStation 2W products, or of costs associated with product warranty claims;

•	the impact of seasonality on our various product lines and geographic regions;

•	the impact of greater exposure to foreign currency fluctuations due to an increasing number of our product sales being denominated in non-U.S. dollar currencies; and

•	adverse outcomes in intellectual property matters and the costs associated with asserting and enforcing our intellectual property portfolio.

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

Sales of some of our products have experienced seasonal fluctuations which have affected sequential growth rates for these products, particularly in our third and first quarters. For example, there is generally a slowdown for sales of our products in the European region in the third quarter of each year and sales to government entities typically slow in our fourth quarter and to a greater extent in our first quarter. In addition, sales of our video conferencing products have typically declined in the first quarter of the year compared to the fourth quarter of the prior year. We also saw a sequential decrease in group video conferencing unit sales in Europe and Asia in the third quarter of 2006, which we believe may be attributable to seasonality or other factors. Seasonal fluctuations could negatively affect our business, which could cause our operating results to fall short of anticipated results for such quarters, as they did in the first quarter of 2005.

Our operating results are hard to predict as a significant amount of our sales may occur at the end of a quarter or are subject to contractual acceptance provisions.

The timing of our channel partner orders and product shipments can harm our operating results.

Our quarterly revenues and operating results depend upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. Moreover, although we saw better sales linearity in the fourth quarter of 2005, in most prior periods, we have seen the majority of our orders in a given quarter shipped in the last month of that quarter and sometimes in the last few weeks of the quarter. Also, our backlog has fluctuated significantly over our corporate history. Although we entered 2006 with a significant backlog, we believe that backlog levels will continue to fluctuate due to many factors such as ability of our sales force to generate orders linearly throughout the quarter, our ability to forecast revenue mix and plan our manufacturing accordingly, customer request dates, timing of product acceptance where contractually required and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could significantly negatively impact end-user orders, which could in turn negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline in future quarters, even to zero. The return to historical linearity levels or any failure or delay in the closing of orders during the last part of a quarter would materially harm our operating results. Furthermore, we may be unable to ship products in the period we receive the order due to these or other factors, which would have an adverse impact on our operating results. In such events, the price of our common stock would decline.

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

Some of our current and future products are directly competitive with the products of our channel and strategic partners. For example, we have an agreement with Cisco Systems under which we ship SoundStation IP conference phones for resale by Cisco Systems. In addition, Cisco Systems sells a network systems product which is in direct competition with our network systems offerings. Also, Cisco Systems previously announced a partnership with Tandberg, one of our major competitors in the video communications business, pursuant to which Tandberg provides Cisco Systems with technology that is co-branded and sold by Cisco Systems. Cisco Systems also recently announced a new high end video conferencing product which is in direct competition with our video conferencing solutions. Hewlett Packard is also a customer who sells a competitive high end video conferencing product with which we directly compete. As a consequence of conflicts such as these, there is the potential for our channel and strategic partners to compete head-to-head with us and to significantly reduce or eliminate their orders of our products or design our technology out of their products. In addition, competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies. As an example, we are now competing in the voice-over-IP handset arena through service providers, which may cause our relationships with our IP PBX strategic partners to erode. Further, our strategic partners may acquire businesses that are competitive with us. Any such strain or acquisition could limit the potential contribution of our strategic relationships to our business, restrict our ability to form strategic relationships with these companies in the future and create additional competitive pressures on us, including downward pressure on our average selling prices, which would result in a decrease in both revenues and gross margins, any of which could harm our business.

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

If revenues from sales to our service provider customers decrease significantly from prior periods, our results of operations may suffer materially.

Service providers constitute some of the larger end user customers of our audio network systems products. The revenues in the network systems segment from service providers are subject to more variability than segment revenues from our channel partners and, as of the third quarter of 2006, service provider sales have comprised an increasingly smaller percentage of our revenues, as well as decreased in absolute dollars sequentially from the second quarter of 2006 and on a year-over-year basis. The loss of any one of these service provider customers for our network systems products, or our failure to adequately maintain or grow the level of network systems-related product sales to service providers, could have a materially adverse impact on our consolidated revenues.

We face risks related to our international operations and sales.

Because of our significant operations in Israel, we are subject to risks associated with the military, political and regulatory environment in Israel and the Middle East region.

The principal research and development and manufacturing facilities of our network systems group and many of that group’s suppliers are located in Israel. Political, economic and military conditions in Israel and the Middle East region directly affect our network systems group’s operations. A number of armed conflicts have taken place and continue to take place between Israel and its geographic neighbors. As a result, certain of our employees have been called to active military duty, and additional employees may be called to serve in the future. Current and future armed conflicts or political instability in the region may impair our ability to produce and sell our network systems products and could disrupt research or developmental activities. For example, a key supplier’s operations were recently interrupted and had to be relocated. This instability could have an adverse impact on our results of operations. Further, the military action in Iraq or other countries in the region perceived as a threat by the United States government could result in additional unrest or cause Israel to be attacked, which would adversely affect our results of operations and harm our business.

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

While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, we from time to time engage in currency hedging activities to mitigate currency fluctuation exposure. Also, due to the recent denomination of our European product sales in Euros and of our United Kingdom product sales in British Pounds, we have increased our hedging activity. However, we have limited experience with these hedging activities, and they may not be successful, which could harm our operating results and financial condition. In addition, significant adverse changes in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country, as discounts may be temporarily or permanently affected.

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

Our future success will depend in part on our continued ability to hire, assimilate and retain qualified personnel. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel. In addition, from time to time, we may also decide to replace certain key personnel, such as we did recently in Asia by bringing in a new regional sales vice president. We have also recently made changes in certain senior management positions. For example, in April 2006, we hired a new Senior Vice President and General Manager, Network Systems, and in June 2006, we hired a new Senior Vice President of Worldwide Sales. Such transitions may be disruptive to the affected function and our business, possibly on a longer term basis than we expected, and could divert management’s attention from other ongoing business concerns. Further, we have relied on our ability to grant stock options as a means of recruiting and retaining highly skilled personnel. Recent accounting regulations requiring the expensing of stock options will impair our future ability to provide these incentives without incurring significant compensation costs. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, particularly technical and management, as needed, could harm our business.

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

We had a liability of approximately $3.1 million at September 30, 2006 related to vacant and redundant facilities in connection with our acquisition of PictureTel, which is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. For example, we have an approximately 152,000 square foot building which is fully subleased to a third party for the length of our lease obligation. If this tenant were unable to fulfill, for any reason, their contractual obligations under the sublease, we would incur additional charges to operations which would harm our business. In addition, until our vacated and redundant facilities are subleased or the lease obligations for these facilities are terminated, we will continue to pay the contractual lease and facility operating expense obligations without any sublease income to offset these costs. Further, in the event that we agree to sublease a facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow up to and potentially exceeding our recorded liability at the time of such transaction, which would harm our operating cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

We have limited supply sources for some key components of our products and for the outside development and manufacture of certain of our products, and our operations could be harmed by supply interruptions, component defects or unavailability of these components or products.

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

Additionally, our video conferencing products are designed based on integrated circuits produced by Philips Semiconductor and Equator Technologies, a subsidiary of Pixelworks Inc., and cameras produced by Sony. If we could no longer obtain integrated circuits or cameras from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we cannot assure you that we would be successful in obtaining these components from alternative sources in a timely or cost-effective manner. Additionally, both Sony and Philips compete with us in the video communications industry, which may adversely affect our ability to obtain necessary components. The failure to obtain adequate supplies of vital components could prevent or delay product shipments, which could harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products. Any delays in the availability of these key components could harm our business.

Further, we have strategic relationships with third parties to develop and manufacture certain products for us. The loss of any such strategic relationship due to competitive reasons, our inability to resolve any contractual disputes that may arise between us, the financial instability of a strategic partner, or other factors, could have a negative impact on our ability to produce and sell certain products and product lines and, consequently, may adversely affect our revenues and results of operations.

Finally, the business failure or financial instability of any supplier of these components or product manufacturer could adversely affect our cash flows if we were to expend funds in some manner to ensure the continued supply of those components or products.

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

We are a party to lawsuits (patent-related and otherwise) in the normal course of our business. For instance, in November 2005, we initiated a patent infringement lawsuit against Codian, which is still ongoing and in which Codian has asserted certain counterclaims against us. Litigation is often expensive, lengthy and disruptive to normal business operations. The results of, and costs associated with, complex litigation matters are difficult to predict, and the uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition and reputation. Negative developments with respect to pending lawsuits could cause our stock price to decline, and an unfavorable resolution of any particular lawsuit could have an adverse and possibly material effect on our business and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal control.

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

Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, in 2005, we were not required to record stock-based compensation charges to earnings in connection with stock options grants to our employees. However, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), “Share-Based Payment,” which now requires us to record stock-based compensation charges to earnings for employee stock option grants commencing in the first quarter of 2006. Such charges negatively impacted our earnings in the three and nine months ended September 30, 2006 and will negatively impact our future earnings. For instance, the Company expects the compensation charges under SFAS 123(R) to reduce net income by approximately $15 to $20 million for fiscal 2006. In addition, future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense and make such amounts difficult to predict accurately.

Changes in tax rates could affect our future results.

The Company’s future effective tax rates could be favorably or unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company’s deferred tax assets and liabilities, or changes in tax laws or their interpretation. For instance, we previously announced an increase in our expected tax rate in 2006 due to the current lapse in the U.S. research and development tax credit, which may in fact adjust down again if the tax credit gets reinstated. The adoption of SFAS 123(R) will also add more unpredictability and variability to our future effective tax rates. For instance, our 2006 effective tax rate has increased from 27% to 34% as a result of some or all of these factors and could further increase in the last quarter of 2006.

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

Our days sales outstanding (DSO) metric is currently ranging from 39 to 46 days. We expect that our DSO metric will continue to be in the 40 to 50 day range; however, our DSO metrics could also increase as a result of increased revenues, as a result of fluctuations in revenue linearity, as a result of future acquisitions, as a result of a greater mix of international sales, or any other factors.

In addition, as we manage our business and focus on shorter shipment lead times for certain of our products and implement freight cost reduction programs, our inventory levels may increase, resulting in decreased inventory turns that could negatively impact our cash flow. For example, our inventory turns decreased from 7.7 turns in the fourth quarter of 2004 to 6.0 turns in the third quarter of 2006, and this trend may continue in future operating periods.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity during the third quarter ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
7/01/06 to 7/31/06	500,000	$22.11	500,000	$55,910,000
8/01/06 to 8/31/06	659,700	$21.97	659,700	$41,417,000
9/01/06 to 9/30/06	—	—	—	$41,417,000

Total	1,159,700	$22.03	1,159,700

On August 9, 2005, the Company announced that the Board of Directors had approved a $250 million share repurchase plan, which superseded all prior share repurchase plans, under which it would purchase shares in the open market from time to time. As of September 30, 2006, under the 2005 share repurchase plan, the Company had purchased approximately 12.0 million shares of its common stock in the open market for cash of $208.6 million, resulting in a remaining authorization to purchase up to an additional $41.4 million of shares. The repurchased shares of common stock have been retired and reclassified as authorized and unissued shares. The 2005 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 30, 2006	POLYCOM, INC.

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