Form 10-K
period 2006-12-31
POLYCOM INC
filed 2007-02-28
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-27978

POLYCOM, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3128324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4750 Willow Road, Pleasanton, California	94588
(Address of principal executive offices)	(Zip Code)

(925) 924-6000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0005 per share (including associated Preferred Share Rights)	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

As of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2006, was approximately $1,414,950,358. Shares of common stock held by each executive officer and director and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

90,882,077 shares of the Registrant’s common stock were outstanding as of February 16, 2007.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the fiscal year covered by this Annual Report on Form 10-K.

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

The shift from circuit-switched telephony networks to Internet Protocol (IP) based networks is a significant driver for Polycom’s collaborative communications markets and for our business. In 2006, for instance, our Voice over IP (VoIP) products grew faster than any other product line in the company. In addition, over half of our group video products and essentially all of our desktop video products were shipped to connect to IP environments rather than legacy ISDN networks. Strategically, Polycom is investing much of its research, development, sales and marketing efforts into delivering a superior IP-based collaborative communications solution, using Polycom proprietary technology in the evolving, standards-based IP communications environment. Our goal is to deliver best of breed collaborative communications solutions that integrate into any enterprise call management system or instant message environment.

Our business operates in four segments: Video Communications, Voice Communications, Network Systems and Services. Our Video Communications segment includes our group and desktop video communications products and accounted for 48% of our revenues in 2006. Our Voice Communications segment includes our conference and handset voice products and accounted for 28% of our revenues in 2006. Our Network Systems segment includes video and audio media servers and network management and scheduling software and accounted for 12% of revenues in 2006. Our Services segment includes a wide range of professional service and support offerings to our resellers and directly to some end-user customers and accounted for 12% of revenues in 2006. See Note 17 of Notes to Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin, segment inventory and revenue by geography. A discussion of factors that may affect our operations is set forth in “Risk Factors,” in Item 1A.

In January 2007, we acquired Destiny Conferencing Corporation (Destiny). Destiny designs and manufactures immersive telepresence solutions, which already incorporate our videoconferencing products and are the basis of our RPX™ telepresence offering. The RPX product offering is part of our Video Communications segment. Additionally, on February 7, 2007, we announced that we had entered into a definitive agreement to acquire SpectraLink Corporation. SpectraLink designs, manufactures and sells on-premises wireless telephone systems to customers worldwide that complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink wireless telephone systems increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace. We believe that the SpectraLink acquisition will position us as the only independent provider of both fixed and mobile solutions that seamlessly encompass voice, video, and data collaboration solutions from the desktop, to the meeting room, to the mobile individual. SpectraLink will become part of our Voice Communications and Services segments. See Recent Developments below.

We have established relationships with leading communications and technology firms to assist us in developing, marketing, distributing and manufacturing our products. We have agreements with Avaya and Cisco Systems to develop and market voice-over-IP, or VoIP, and video communications products. We have formed strategic relationships with leading companies such as Avaya to jointly develop and market IP telephony-enabled video solutions. We also have a co-development and marketing agreement with Microsoft to integrate our respective desktop, conference room, and network hardware and software solutions, and we are one of three vendors that will provide VoIP phones for Microsoft’s new Unified Communications telephony offering expected to launch in 2007. We also have a co-development and co-marketing agreement with Skype to provide PC VoIP communication devices. We sell our products through a broad network of channel partners, including distributors, value-added resellers, systems integrators, leading communications service providers and retailers. We manufacture our products through a low-cost, outsourced model optimized for quality, reliability and fulfillment agility.

We were incorporated in December 1990 in Delaware. Our principal executive offices are located at 4750 Willow Road, Pleasanton, California 94588, and our telephone number at this location is (925) 924-6000. Our Internet website address is www.polycom.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our Internet website under “Investor Relations—Financial Summaries—Financial and SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC. Information on our website does not constitute a part of this Annual Report on Form 10-K. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements and other information regarding us that we file electronically with the SEC.

Polycom and the Polycom logo are registered trademarks of Polycom, Inc. This Annual Report on Form 10-K also includes other trade names, trademarks and service marks of ours and of other companies.

MARKETS AND PRODUCTS

Video Communications

Video communication is an established method of more natural and effective collaboration among individuals separated by distance. With the increasing availability of broadband services, migration to IP networks and advances in video conferencing technology, many enterprises and government entities are now seeking communications equipment capable of utilizing available bandwidth to enable real-time and on-demand video conferencing. Globalization, outsourcing, mobility and travel restrictions are workplace realities during a period when organizations are striving for faster decision-making, faster time-to-market and the leveraging of their resources. Polycom’s collaborative communications products bridge that gap through the use of video conferencing, coupled with our voice communications and content sharing. We provide solutions suited for the Enterprise, Government, Education, Healthcare and other vertical markets. Our video conferencing products are compatible with international standards and are in use in more than 30 countries.

Polycom’s family of video conferencing products encompasses a range of offerings from entry level to professional high definition products to meet the needs of any meeting room, from small offices to large boardrooms and auditoriums. Our Polycom HDX™, VSX™ and V-series product lines comprise a suite of high-performance, cost-effective and easy-to-use group and desktop video conferencing systems and generally range in list price from US$1,999 to US$29,999, depending upon the features and functionality. Executive collections which include additional peripherals, such as premium plasma displays and media carts, have list prices ranging from US$29,999 to US$49,999.

Multiple options exist to incorporate high resolution data sharing and collaboration into the video conference: the People+Content™ family of peripherals allows users of our Polycom HDX, VSX and V-series products to more easily incorporate content, documents and audiovisual effects into their video conferencing sessions.

Our Polycom PVX™ desktop video software application extends professional-grade video conferencing to the desktop or laptop computer. The list price for a single user copy of PVX software application is US$149.

Telepresence is a rapidly emerging market driven by the need for dispersed people to communicate as if they are all in the same room. The Polycom RealPresence™ Experience High Definition (RPX™ HD) telepresence solutions provide an immersive collaboration experience where remote participants are lifelike in size and audio and visual clarity, and including features such as Polycom’s standards-based HDX™ 9000 high definition video systems, full eight or 16-foot high definition cinematic views, high definition sound, and EyeConnect™ technology that puts the camera at eye level for more natural face-to-face interaction. The RPX HD telepresence solution is a video suite including video equipment, furnishings, studio lighting, acoustic cloud, walls and electronics; a true room-within-a-room. The RPX HD family of solutions is available in multiple configurations accommodating from four to 28 people. Complete room solution pricing starts at US$299,000 for the Polycom RPX HD 204.

Voice Communications

Our voice communications products enhance business communications in the conference room, on the desktop and in mobile applications. A majority of Polycom’s voice products feature our patented Acoustic Clarity Technology, which allows simultaneous conversations (full duplex) and minimizes background noise, echoes, word clipping and distortion. All of our voice end-points are compatible with international standards and are available in most worldwide markets. Our conference room products, such as our VoiceStation® 300 conference phone, SoundStation2™ conference phone, SoundStation 2W™ conference phone, SoundStation VTX 1000® conference phone and SoundPoint® IP 4000 conference phone, generally have list prices ranging from US$299 to US$1,299, depending upon the model selected.

Our Vortex® series of rack-mounted voice conferencing products provide solutions for larger, high-end conference rooms, training rooms, auditoriums, courtrooms, classrooms and other permanent installations. These integrated room solutions can be used as a stand alone audio system or can be used in combination with a video system to significantly enhance voice quality and microphone pick up. Depending upon the model, list prices on our Vortex product generally range from US$995 to US$4,615.

The convergence of voice and data networks is allowing VoIP telephony systems to address many needs of today’s enterprises, including reducing costs, introducing new productivity enhancing applications, simplifying network management and converging voice and data networks. VoIP telephony systems enable corporations to distribute a single network across multiple offices or remote locations, and to reduce the cost of managing communications networks by allowing remote provisioning. These converged systems also provide a platform for enterprises to rapidly build applications to meet specific business demands. We have established relationships with Adtran, Alcatel/Lucent, Avaya, Broadsoft, Cisco Systems, Digium, Interactive Intelligence, Nortel, Pingtel, Sphere Communications, Sylantro, Vonexus, and others to collaborate in the development, marketing and distribution of our VoIP conferencing and/or handset products, depending upon the partner. Our SoundPoint IP VoIP desktop telephony systems generally have list prices ranging from US$180 to US$449, depending upon the model selected.

The Polycom Communicator™ C100S USB Speakerphone is our initial entry into the PC-based Voice and Video Over IP (V2oIP) and Voice over Instant Messaging (VoIM) markets. The Polycom Communicator improves the usability of PC-based IP softphone applications by utilizing Polycom’s high definition, full-duplex, hands-free voice quality. The Polycom Communicator complements Polycom’s current strategy of targeting the small-to medium size business market for desktop IP phones. Additionally, due to its compact portable design, the Polycom Communicator provides a solution for the large number of mobile workers using PC-based voice applications as their primary means of communication. The Polycom Communicator C100S has a list price of US$129.

Network Systems

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

Polycom’s network systems products provide a broad range of video, voice, data and web communication capabilities. Our MGC™ 25, MGC™ 50 and MGC™ 100 media servers provide seamless network connectivity and are scalable across packet-based broadband networks and traditional circuit-switched networks for both video and voice multipoint conferencing. We enable Unified Conferencing, providing the ability to join a multipoint call regardless of the type of end point or network. The ability to permit IP, circuit switched voice and ISDN video to be in the same conference is unique to Polycom. Pricing on our MGC products is dependent upon the complexity of the configuration and underlying features and has list prices ranging from US$19,000 to US$525,500.

The ReadiVoice® conferencing solution is a reservation-less voice conferencing system with installations at many of the world’s largest conferencing service providers. ReadiVoice operates on the InnoVox® 480 and 4000 media servers. These high-density, carrier-class platforms contain no single points of failure and are designed to provide maximum system availability and flexibility with virtually zero downtime. ReadiVoice routing also allows for scalability, network redundancy, and the ability to geographically distribute media servers. ReadiVoice has list prices ranging from US$400,000 to US$5.2 million, depending upon the configuration and number of ports purchased.

We introduced the Polycom RMX 2000™ conferencing platform in February 2007, which provides the next generation of conferencing infrastructure to support emerging video applications such as desktop collaboration, video over cellular networks, high definition, and telepresence. The RMX 2000 is a real-time media conferencing platform, which simplifies the delivery and management of multipoint video, or video that permits multiple locations on a single call, as well as unified conferencing services, or video, voice, and content all on a single call, within enterprises and through service provider IP networks. The RMX 2000 conferencing platform addresses the growing demand for a high performance video conferencing infrastructure that can support both room video conferencing systems as well as extensive deployments of desktop video collaboration, on-demand or instantaneous, rather than scheduled, conferencing, and high-bandwidth, processing-intensive applications such as high definition video and telepresence. List pricing for the modular systems ranges from US$53,000 to US$212,000, depending upon the configuration selected.

Our line of network systems products also includes a suite of software products that enable the easy integration and management of the network and endpoints and allows for easy web collaboration. The ReadiManager® SE200 network appliance delivers a full-suite of advanced IP video conference management, via an integrated set of applications—gatekeeper, device management, scheduling and conference management. Polycom’s PathNavigator gatekeeper makes IP and ISDN video communications easy to use, with simplified dialing plans and on-demand “meeting rooms”, allowing participants to easily initiate a meeting at any time without third party/administrator intervention or set up. Polycom’s V2iU™ NAT/Firewall traversal solution is a cost effective approach that replaces or works in conjunction with your existing firewall, by providing a trusted route through any corporate firewall and allows all members of the organization to call each other and people outside their organization seamlessly. List prices on our software products generally range from US$1,249 to US$129,000, depending upon the application and the size of the license pack.

Our Video Recording and Streaming Solution (or RSS™ server), the RSS 2000, enables the recording and streaming of multimedia conferences and presentations. Polycom’s RSS 2000 allows users to start recording from any type of video conferencing endpoint, using simple commands such as Start, Pause and Stop. Up to 900 hours of stored content can be accessed from any IP endpoint or PC, enabling employees to easily access valuable company knowledge at their convenience. The RSS 2000 has a list price of US$15,000.

Services

To assist our end-user customers in implementing and managing their video conferencing, voice communication and network systems products, on a global basis, we offer a comprehensive line of professional and maintenance services. These services are offered directly by us and through our worldwide channel partner network.

We also offer installation and implementation services and a broad range of training offerings. Our training program provides our resellers and end-user customers with educational services to ensure effective usage and operation of our products with training facilities worldwide. For the ongoing support of our end-user customers, we provide maintenance services, including telephone support, parts exchange, on-site assistance and direct access to our support engineers for real-time troubleshooting of our products.

We believe that service and support are critical components of customer satisfaction. We have invested in new spare parts depots and now have 14 parts warehouses to better service our customers worldwide. We have also invested in a new Customer Relationship Management System and a new KnowledgeBase to expand our capabilities of on-line support and infrastructure. Our support services are flexible and available for every Polycom product deployed in IP, ISDN or mixed network environments.

The Polycom Certified Service Partner (CSP) program was implemented in North America in 2005, and to date, a number of our channel partners have completed the certification process. The CSP program certifies Polycom’s service and support channel partners by verifying their performance in providing customers with 24x7 support, fast response times, call center support, and stringent training in Polycom solutions and IP networking. Polycom and its CSP partners are jointly able to offer maintenance and diagnostic service and support. The Polycom CSP program is an annual certification that recognizes a channel partner’s expertise and service capabilities, and their ongoing focus on customer satisfaction as measured through service performance metrics. The Polycom Partner Service Program (PPSP), the international program that is comparable to CSP, was launched in Europe during 2005 and we will continue to roll this out in Asia in the coming year.

Maintenance and support prices vary by model, number of systems and program options. Prices generally range from 4% to 12% of product list price depending on the product and the level of service selected. All services may not be available on all products.

We also offer a variety of Professional Services solutions which include implementation services, network consulting services, HD network readiness assessments, ongoing advisory, management and operations support services and advanced project management.

COMPETITION

We continue to face significant competition for our video and voice communications products, which, by their nature, are subject to rapid technological change. In video communications, our major competitors include Tandberg, Cisco Systems, Hewlett-Packard and a number of other companies including Aethra, Avistar, D-Link, Huawei, Kedacom, NEC, Panasonic, Sony, VCON, VTEL and ZTE, as well as various smaller or new industry entrants, such as LifeSize. Some of these companies have substantial financial resources, as well as production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, Tandberg has a strategic relationship with Cisco Systems, whereby Tandberg provides Cisco Systems with technology that is co-branded and sold by Cisco Systems. We believe we will face increasing competition from alternative video communications solutions that employ new technologies, or new combinations of technologies, from companies such as IBM, Microsoft, and WebEx that enable web-based or network-based video and collaboration communications. We expect competition to increase in the future in this area.

In voice communications, our major competitors include Aethra, ClearOne Communications, Konftel, Mitel and other companies that offer lower cost, full-duplex speakerphones. In the VoIP desktop space, we also face competition from Aastra, LG-Nortel, Linksys, Snom and Thompson, in addition to several other low cost manufacturers in Asia and Europe that are emerging. There are also notable PBX and IP Call Manager manufacturers that compete in the standards based IP space, including Alcatel, Avaya, Cisco Systems, Mitel, Nortel and Siemens. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that cost less than our voice communications products.

Our video network systems business has significant competition from RADVISION and a number of other companies, including Cisco Systems, which resell RADVISION’s products, Tandberg and Huawei, as well as various smaller or new industry entrants. Our audio network systems business has significant competition from companies such as Avaya, Cisco Systems and Compunetix.

For our services business, we do not currently experience any significant competition from any third party maintenance and support companies. Third party maintenance companies may become a threat to our service base in the future, as the industry grows and they look at our products as potential third party service revenue streams, in addition to trying to provide one service solution to their customers. Today, some of our channel partners resell Polycom maintenance and support services, while others sell their own maintenance and support services. To the extent that channel partners sell their own services rather than ours, although they purchase maintenance contracts from us to support their service offering, these partners compete with us. In addition, as we expand our professional services offerings, we may compete more directly with system integrators.

TECHNOLOGY

We intend to continue to invest in and leverage our core technologies to develop, enhance and market our communications endpoints, infrastructure elements, enabling tools and overall products and product enhancements. These core technologies in our product offerings include the following:

Video System Architectures. We continue to develop on the “Common Architecture,” first introduced in the VSX™ product family and continued with the Polycom HDX product family. While conventional systems require extensive tuning and rewriting to adapt their software algorithms to each specific hardware design, the Common Architecture delivers performance levels that are almost independent of the hardware configuration. This platform enables faster development of innovative new features and improvements across the whole range of video products.

High Definition Video Conferencing. The Polycom HDX™ product family was built to deliver true 720p high definition video with 1280x720 resolution and full frame rates for natural motion. The HDX product family offers Polycom UltimateHD™ with Polycom HD Voice™, HD Video and HD Content sharing, enabling what we believe is the most natural communications experience offered over video. Polycom HD Voice allows you to distinctly hear every sound you need to hear. Polycom HD Video provides sharp, clear images in vivid, natural color and full motion. Polycom HD Content allows you to share your work in any application from your PC, document camera or HD DVD player.

Firewall and NAT Traversal. The ability to place video calls through company firewalls and NAT (network address translation) structures easily but securely is of high importance. Polycom’s solution utilizes Application Aware Networking, a technology that addresses the need for security while remaining compatible with 323-aware firewalls and session border controllers, compliant with corporate security requirements, and backwards compatible with 323-compatible voice and video endpoints. We will continue to invest in solutions for security and firewall issues to ensure a safe, trouble-free connection for video, voice and content.

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

Enhanced HD Voice. We continue to make significant investments in the development of key audio technologies to provide improved fidelity in conferencing and point-to-point environments. We currently provide HD Voice which includes Polycom’s Acoustic Clarity Technology, wideband audio, and an enhanced system design. We use our industry-developed standard, G.722.1, in our voice, video and network products.

IP Protocols and Telephony. We continue to invest heavily in the technologies that enable IP communications and telephony. The multiple protocols, such as Session Initiation Protocol, or SIP and Media Gateway Control Protocol, or MGCP, applications, feature sets, and environments of IP telephony all require significant attention and innovative new solutions to operate flawlessly with a communications link that is fundamentally different from the traditional analog telephone line.

Versatile Media Bridging. By developing new architectures, algorithms and techniques, we are continuing to extend our base of bridging products. Our focus on basic architectures continues to enable configuration flexibility, enhanced product function, cost reduction, and the applicability of design elements in multiple products and environments. Furthermore, we continue to design and develop our media bridging as a central component of new architecture standards, such as IP Multimedia Subsystems (IMS), being adopted by today’s large scale service providers.

Content Collaboration Technology. New extensions of our content collaboration technologies bring versatility, ease of use, and performance to users and groups in an increasing number of environments. These technologies allow productive data conferencing, whether web-based, IP-based, or plus-content.

Industry Standards Leadership. We continue our active role in industry leadership in numerous standards activities. Our technical expertise and management contributions are in roles as editor, contributor and other capacities in world and regional standards committees. These include ITU-T Study Group 16, Internet Engineering Task Force, International Multimedia Telecommunications Consortium and Telecommunications Industry Association, and also cover emerging technology areas such as media coding, communications protocols, endpoint requirements, and industry interoperation. We are also active in the Voice and Video over IP Quality Alliance and the SIP Forum.

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

Conferencing Integration and Management. We continue to invest in a new generation of integrated system management tools that increase the security, reliability, and ease of operation of the elements of its systems. ReadiManager SE200 is a video network management platform for today’s IP based videoconferencing environment. It provides our customers a system for meeting and device coordination and management via integrated network control. The reliability and accessibility of video networks are greatly improved when using ReadiManager SE200.

RESEARCH AND PRODUCT DEVELOPMENT

We believe that our future success depends in part on our ability to continue to enhance existing products and to develop new products that maintain technological competitiveness. Our current product development efforts focus principally on our Video Communications, Voice Communications and Network Systems product families. The markets for these products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and require a significant investment in research and development. We intend to expand upon these product platforms through the development of software options, upgrades and future product generations. In addition, we plan to allocate more of our resources to the integration of our products with those of other companies and on joint initiatives with our strategic partners. However, we cannot assure you that these products will be made commercially available as expected or otherwise on a timely and cost-effective basis or that, if introduced, these products will achieve market acceptance.

Research and development expenses, including investments in our core technologies, are expensed as incurred and totaled approximately $114.3 million in 2006, $91.5 million in 2005 and $92.1 million in 2004. We believe that significant investments in research and development are required to remain competitive since technological competitiveness is key to our future success. We intend to continue to make substantial investments in product and technology development. We also intend to continue to participate in the development of various teleconferencing industry standards, which are or may be incorporated into our products.

SALES AND DISTRIBUTION

We market and sell our products through a worldwide network of channel partners, which includes distributors, value-added resellers, and retailers. In some cases, we market and sell our products directly to leading communications service providers. These partners include AT&T (including SBC), Avaya, British Telecom, Digital China, GBH Distributing, Genedis, Imago Micro, Ingram Micro, Nanjing Southern, Otsuka Shokai Corporation, Princeton Technology, Review Video, SKC Communications, Solutionz, T2 Supply, Tech Data, Telus, Unitel, Verizon and WireOne Technologies. Many of these partners sell a variety of communication products and/or services and, when combined with our products, offer a complete product portfolio.

Through our direct-touch sales force, we sell with our channel partners, which we believe better enables us to sell the benefits of our solutions. This strategy enables us to have more direct interaction with our end-user customers. We believe that it is important to maintain a close working relationship with these customers in order to meet their demands for sales and support on a multinational basis. Our partners are required to be certified for certain network systems and video products that we believe yield a higher level of end-user customer satisfaction. Channel partners that stock product maintain a limited amount of inventory, and for some channel partners and certain network system products we drop ship directly to their end-user customers as opposed to having these partners carry inventory. We plan to continue to focus on the enterprise, government, education and healthcare vertical markets, working with new and existing channel partners. To complement our sales efforts, we advertise in trade and general business print media and participate in a wide array of trade shows and public relations activities.

We typically ship products within a short time after we receive an order and, therefore, backlog has not necessarily been a good indicator of future revenues. We include in backlog open product orders for which we expect to ship or services which we expect to bill and record revenue for the following quarter. Once billed, unrecorded service revenue is included in deferred revenue. As of December 31, 2006, our order backlog was $40.4 million as compared to $38.1 million at December 31, 2005.

We have historically focused our sales efforts in regions of the world where we believe customers have begun to invest significantly in conferencing and network communications equipment and services. Based on the global nature of this customer demand, our sales and service staff and our channel footprint has spread into all major regions. As such, we manage our global sales and distribution process in the four theatres of North America, Europe, Asia and Latin America. We have established product distribution centers in the United States, Europe and Asia in order to best serve our global customer base, which has increased the costs associated with our international operations.

A substantial majority of our revenue is from value-added resellers, distributors, service providers and retailers. One channel partner accounted for 10% of our total net revenues and 12% of our Video Communications segment revenues in 2006. No one customer accounted for more than 10% of our total net revenues in 2005 or 2004. In 2005, one channel partner accounted for 11% of both our Video Communications and Voice Communications segment revenues. No one customer accounted for more than 10% of our Voice Communication segment revenues in 2006 or our Video Communications segment revenues in 2004. One customer accounted for 10% of our Voice Communication segment revenues in 2004. No one customer accounted for more than 10% of our Network Systems or Services segment revenues in 2006, 2005 or 2004. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period. In 2004, we began selling our audio network systems, a product line obtained through the Voyant acquisition, direct to end users and the revenues in the Network Systems segment from end users are subject to more variability than the revenues from our reseller customers. The loss of one or more of the audio network system customers could have a material impact on our Network Systems segment and consolidated revenues.

CUSTOMER SERVICE AND SUPPORT

We believe that service and support are critical components of customer satisfaction. Although our resellers maintain and provide technical support to their end-user customers, we provide a wide range of service and support offerings to our resellers, service providers and directly to some end-user customers. Service revenues for our video and voice communications and network systems products are included in our Services segment. See Note 17 of Notes to Consolidated Financial Statements.

We provide warranty support for all of our products. The warranty period is generally one to three years for hardware products and ninety days for software media and repaired parts. In addition to warranty, we provide professional services offerings. Professional services consist of planning and needs analysis for end-users; design services, such as room design and custom solutions, providing customized videoconferencing solutions to meet each end-user’s unique requirements; and project management, installation and training, which provide end-users with effective implementation of videoconferencing systems and the transition to IP networks. Additional professional service offerings include benchmarking and best practice assessments, as well as voice conferencing integration. All services are sold both directly to end-user customers and through our resellers. Service programs for local and international resellers range from reselling our service offerings to providing back-end support for servicing end-users. All maintenance services are delivered on a worldwide basis from several integrated support centers located in the United States, Canada, United Kingdom, Australia, Singapore, India, China, Japan, Mexico and Brazil. Spare parts are stocked at strategic locations around the world to meet response time commitments to customers and resellers. We utilize direct field service staff, as well as resellers and third-party service providers, to perform installation and on-site repairs. We deliver all other services through a combination of in-house personnel, as well as outside contractors. In addition, a technical service center hotline provides a full range of telephone support to our resellers and to end-user customers, and we offer electronic support via the World Wide Web. We maintain contracts with a number of different vendors throughout the world to provide certain services, including front line technical telephone support in North America, on-site field support and logistics.

MANUFACTURING

We subcontract the manufacturing of essentially all of our voice and video endpoints to Celestica, a third-party contract manufacturer. We use Celestica’s facilities in Thailand, China and Singapore. These products are then distributed through our warehouses located in Thailand, The Netherlands and Tracy, California. Our telepresence product line is produced in a vertically integrated production facility in Dayton, Ohio, which we recently acquired with the Destiny acquisition. Further, the key components of our network systems products are manufactured by third parties in China, Taiwan, Israel, and Colorado, and the final system assembly, testing and configuration is performed by us. These products are distributed directly from our manufacturing locations in Israel, China, Colorado and Thailand.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

While we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights, we believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. We currently have one hundred and thirty-nine United States patents issued covering our products. The expiration of these patents range from 2007 to 2023. In addition, we currently have one hundred and thirty-two foreign patents issued whose expirations range from 2007 to 2020. Further, we have one hundred and forty United States patents pending covering our conferencing and our network systems products and one hundred and sixty foreign patent applications pending. Polycom, SoundStation Premier, ShowStation, SoundPoint, SoundStation, ViewStation, VoiceStation, ReadiManager, ViaVideo, SoundStation product configuration, Polycom logos and others are registered trademarks of Polycom, and, iPower, iPriority, HD Voice, V2IU, Ultimate HD and others are trademarks of Polycom in the U.S. and various countries. According to federal and state law, Polycom’s trademark protection will continue for as long as we continue to use our trademarks in connection with the products and services of Polycom. See Item 3. “Legal Proceedings” for a description of our current legal proceedings.

We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, Delcom, Mitsubishi, Simtrol, Skelmir, SNMP, and Software House, video algorithm protocols from DSP, UB Video, ATT/LUCENT and Flextronics, Windows software from Microsoft, development source code from Avaya, Hughes Software Systems, Ltd., In Focus Systems Inc., Nokia, Surf, Vocal Technologies Ltd., Windriver, Ingenient and Avistar, audio algorithms from D2, Nortel Networks, Sipro, Telogy and Voiceage, and communication software from Konexx and RADVISION. We also entered into a patent cross-license agreement with Avistar Communications, Inc. and Collaboration Properties, Inc., a wholly-owned subsidiary of Avistar, whereby non-exclusive, fully paid-up, worldwide patent licenses to each party’s respective patent portfolios were granted. In addition, certain of our products are developed and manufactured based largely or solely on third-party technology. These third-party software licenses and arrangements may not continue to be available to us on commercially reasonable or competitive terms, if at all. The termination or impairment of these licenses could result in delays or reductions in or the elimination of new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business and results of operations.

EMPLOYEES

As of December 31, 2006, we employed a total of 1,727 persons, including 786 in sales, marketing and customer support, 519 in research and product development, 164 in manufacturing and 258 in finance and administration. Of these, 693 were employed outside of North America. We have experienced no work stoppages and believe our relationship with our employees is good.

RECENT DEVELOPMENTS

On January 5, 2007, we completed our acquisition of Destiny, a privately held telepresence solutions company headquartered in Dayton, Ohio, pursuant to the terms of an Agreement and Plan of Reorganization, or Reorganization Agreement, dated as of January 5, 2007. Destiny designs and manufactures immersive telepresence solutions. Destiny’s telepresence solution already incorporates our videoconferencing products and is the basis of our RPX™ telepresence offering. As a result of the acquisition, we now own several patents related to telepresence, a rapidly-emerging market driven by the need for dispersed people to communicate as if they are all in the same room. Pursuant to the Reorganization Agreement, Destiny shareholders and debtholders received $47.6 million in cash. Approximately $5.2 million of the cash was placed into escrow to be held as security for approximately 1 year for losses incurred by us in the event of certain breaches of the representations and warranties covered in the Reorganization Agreement or certain other events. Destiny shareholders may receive an additional $10 million of consideration over a two-year period, based on the achievement of certain financial milestones.

On February 7, 2007, we entered into a definitive agreement pursuant to which we plan to acquire SpectraLink Corporation (SpectraLink). SpectraLink designs, manufactures and sells on-premises wireless telephone systems to customers worldwide that complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink wireless telephone systems increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace. Under the terms of the agreement, we have commenced a cash tender offer to purchase all of the outstanding shares of SpectraLink for $11.75 per share. This represents an enterprise value of approximately $220 million, which is net of existing cash and debt. The acquisition, which has been approved by the boards of directors of both companies, is also subject to a number of customary closing conditions, including obtaining applicable regulatory approvals. The board of directors of SpectraLink has unanimously recommended that the stockholders of SpectraLink accept the offer. The acquisition is expected to close in the first or second quarter of calendar year 2007.

ITEM 1A.	RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS THAT WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OR ALL OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE SIGNIFICANTLY DUE TO ANY OF THESE RISKS, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT. IN ASSESSING THESE RISKS, YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

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

We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our current or future competitors, or our delay in bringing new products to market to compete with competitive products, could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be the reduction in the prices of our products and our competitors’ products, the introduction of additional lower priced competitive products or the introduction of new products or product platforms that render our existing products or technologies obsolete. For example, our video network systems product revenues had declined sequentially since the fourth quarter of 2004 until the second quarter of 2006, as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures. While revenues from our video network systems product revenues improved sequentially in the third and fourth quarters of 2006, they were lower than the comparable year ago period, and could decline again in the future.

Competition that we face in our markets is intense and competition that we face in certain of our international markets is different than that we face in North America and is currently based principally on price. We have noted additional competitors and increased pricing pressures in China, India and other parts of Asia contributing to decreased revenues in Asia in 2005 as compared to 2004. Although we have had improved year over year performance in Asia in 2006, we still see increased competition in this region, particularly in China. If we are unable to compete effectively in these regions in terms of price, technology, product offerings or marketing strategies, our overall financial results may suffer.

Competition in each of our markets is intense, and the failure to perform in any of these markets could negatively affect our results of operations.

We face significant competition in the communications industry. In video communications, our major competitors include Tandberg and a number of other companies including Aethra, Avistar, Cisco Systems, D-Link, Hewlett-Packard, Huawei, Kedacom Technologies, NEC, Panasonic, Sony, VCON, VTEL and ZTE, as well as various smaller or new industry entrants. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology, next generation high definition video resolution technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video conferencing products or may partner with companies which have more substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market or sell their products and to bring their products to market more rapidly than we can. We may also underestimate the demand for particular products that incorporate new technologies. For instance, products utilizing next generation high definition video resolution technology are being brought to market by us and certain of our competitors, which may not receive market acceptance or may result in a slowdown in our sales cycle for our video products. These factors could negatively impact our video revenues as customers assess such new technologies or wait to make purchases until sales prices for such next generation products fall. Also, new strategic partnerships are regularly being formed and announced by our competitors, which may increase competition and result in increased downward pressure on our product prices.

We have lost group video conferencing sales opportunities to our competitors, including to competitors in China who sell at lower price points. Although we had improved year over year performance in Asia in 2006, we still see increased competition in this region, particularly in China, which we believe contributed to a sequential decrease in group video conferencing unit sales in Asia in the third quarter of 2006. We expect to continue to face stiff competition, and our competitors may gain market share from us, due in part to their strategic relationships and their latest product offerings. In addition, we believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Hewlett-Packard, IBM, Microsoft, and WebEx that enable web-based or network-based video and collaboration communications. In addition, Cisco Systems, Hewlett-Packard, IBM, Microsoft or another large multi-national company with resources substantially larger than ours, could enter any of our markets through acquisition of a direct competitor, which would significantly change the competitive landscape.

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

Our video network systems business has significant direct competition from RADVISION, and a number of other companies, including Cisco Systems, which resells RADVISION’s products, Tandberg, and Huawei, as well as from various smaller or new industry entrants. Our video network systems product revenues declined sequentially from the fourth quarter of 2004 until the second quarter of 2006 as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures. Our audio network systems business has significant competition from companies such as Avaya, Cisco Systems, and Compunetix, which we continued to see in 2006. Although we recently launched our next generation video network system platform (RMX 2000) and intend to launch new network services product offerings in the future, these new product offerings have been delayed and may continue to be delayed or may not have as much of a positive impact on our network systems revenues as we anticipate.

For our services business, we do not currently experience any significant competition from any third party maintenance and support companies. Third party maintenance companies may become a threat to our service base in the future, as the industry grows and they look at our products as potential third party service revenue streams, in addition to trying to provide one service solution to their customers. Today, some of our channel partners resell Polycom maintenance and support services, while others sell their own maintenance and support services. To the extent that channel partners sell their own services rather than ours, although they purchase maintenance contracts from us to support their service offering, these partners compete with us. In addition, as we expand our professional services offerings, we may compete more directly with system integrators.

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

We continually need to educate and train our channel partners to avoid any confusion as to the desirability of the new product offering compared to our existing product offerings. During the last year, we launched several new product offerings, and there is a risk that these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any product until they determine if these products are more desirable products than our legacy products. For instance, in 2005, we introduced the VSX7000e and VSX7000s as successors to our legacy VSX 7000 product, which caused confusion among certain of our channel partners, some of whom delayed purchases of these new product offerings until they better understood the features and functionality of these products. Similarly, our recently introduced high definition video product family (HDX) may cause confusion with respect to our VSX product line. Such delays in purchases could adversely affect our revenues, gross margins and operating results in the period of the delay.

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

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our SoundStation IP™ and SoundPoint IP™ products are dependent on the roll out of voice-over-IP, or VoIP, technologies. In addition, VoIP products are traditionally sold through service providers. We may not be successful in expanding our current service provider network or maintaining a successful service provider network. The success of our VSX 3000™ and PVX™ software application products depend on the increased use of desktop video collaboration technologies. Further, as we see the adoption rate of new technologies increase, product sales of our legacy products may be negatively impacted.

The success of all of our products is also dependent on how quickly Session Initiation Protocol (or SIP), which is a signaling protocol for Internet conferencing, telephony, presence, events notification and instant messaging, firewall and Network Address Translation (or NAT) traversal, which is an Internet standard that enables a local-area network (or LAN) to use one set of IP addresses for internal traffic and a second set of addresses for external traffic, and call management integration technologies are deployed as new technologies and how quickly we adopt and integrate these new technologies into our existing and future products. The success of our V2IU and firewall traversal solutions will depend on market acceptance and the effect of current and potential competitors and competitive products.

In addition, we continue to expend significant resources to develop new products or product enhancements based upon anticipated demand for new features and functionality, such as next generation high definition video resolution technology. We may not be able to sell certain of our products in significant volumes and our business may be harmed if the use of new technologies that our future products are based on does not occur, if the development of suitable sales channels does not occur, or occurs more slowly than expected, if our products that incorporate new technologies are not priced competitively or are not readily adopted, or if the adoption rates of such new technologies do not drive demand for our other products as we anticipate. For example, although we believe increased sales of group and desktop video solutions will drive increased demand for video network system products, such increased demand may not occur or we may not benefit to the same extent as our competitors.

Lower than expected market acceptance of our products, price competition and other price changes would negatively impact our business.

If the market does not accept our products, our profitability would likely be harmed. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment and network systems, which could cause us to reduce the prices for any of these products or discontinue one product with the intent of simplifying our product offering and enhancing sales of a similar product. For example, we believe that the sequential declines in video network system revenues that we experienced from the fourth quarter of 2004 until the second quarter of 2006, are due in part to lower average selling prices as a result of increased competitive pressures. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a similar product. Effective July 1, 2006, we began to separately charge for the initial year of service for our video conferencing products rather than charging one combined price for the product and service. These actions may not have the desired result of increasing revenues and improving service renewal rates and, accordingly, could have an adverse impact on our product margins and profitability. In addition, we anticipate that our gross margins may become more difficult to predict due to these types of changes, the wide range of margins associated with each of our product lines, and shifts in the mix of products sold. Our network systems products typically have higher gross margins than our other product lines. Therefore, our gross margins could decrease if we continue to experience decreases in our network systems product sales.

Product obsolescence, excess inventory and other asset impairment can negatively affect our results of operations.

We operate in a high technology industry which is subject to rapid and frequent technology and market demand changes. These changes can often render existing or developing technologies obsolete. In addition, the introduction of new products and any related actions to discontinue existing products can cause existing inventory to become obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the recorded value of existing inventory is greater than its fair market value, such as we experienced in the fourth quarter of 2005 with excess ViewStation® inventory and in the third quarter of 2006 with excess QSX™ and ViewStation inventory. Also, the pace of change in technology development and in the release of new products has increased and is expected to continue to increase. If sales of one of these products has an unplanned negative effect on sales of another of our products, it could significantly increase the inventory levels of the negatively impacted product. For each of our products, the potential exists for new products to render existing products obsolete, cause inventories of existing products to increase, cause us to discontinue a product or reduce the demand for existing products.

Since 2001, we have purchased several businesses, which together include goodwill valued at approximately $356.8 million and other purchased intangible assets valued at approximately $12.9 million as of December 31, 2006. This represents a significant portion of the assets recorded on our balance sheet, and we expect that these amounts will increase significantly as a result of the recent Destiny acquisition and the anticipated SpectraLink acquisition. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values, as we did in the fourth quarters of 2005 and 2006, when we wrote down certain intangible assets associated with our acquisition of Voyant in the amount of $1.9 million and $1.4 million, respectively. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. To date, due to these and other factors, we have recorded cumulative charges against earnings totaling $14.1 million associated with the impairment of these investments, including $1.6 million in the fourth quarter of 2005. As of December 31, 2006, our investments in private companies are valued at $8.9 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

Our quarterly operating results have fluctuated in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control. These factors include, but are not limited to:

•

fluctuations in demand for our products and services, principally due to (i) the changing global economic environment, (ii) increased competition as we have seen in Asia, particularly in China and India, across all product lines and globally with respect to video and network systems product lines, (iii) the development of new partnerships, such as the relationships between Tandberg and Cisco Systems and Sony and Cisco Systems in our video product line, and (iv) increased competition from larger companies like Cisco Systems and Hewlett-Packard;

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

•

changes in the underlying factors and assumptions regarding a number of highly complex and subjective variables used in the option-pricing model to determine stock-based compensation which may result in significant variability in the stock-based compensation costs we record, making such amounts difficult to accurately predict;

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

Our operating results are hard to predict as a significant amount of our sales may occur at the end of a quarter and certain of our service provider contracts include contractual acceptance provisions.

The timing of our channel partner orders and product shipments can harm our operating results.

Our quarterly revenues and operating results depend in large part upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. Moreover, although we have seen better sales linearity throughout 2006, a substantial portion of our orders in a given quarter are shipped in the last month of that quarter and sometimes in the last few weeks of the quarter. Also, our backlog has fluctuated significantly over our corporate history. We believe that backlog levels will continue to fluctuate due to many factors such as ability of our sales force to generate orders linearly throughout the quarter, our ability to forecast revenue mix and plan our manufacturing accordingly, customer request dates, timing of product acceptance where contractually required and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could significantly negatively impact end-user orders, which could in turn negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline in future quarters, even to zero. Any degradation in linearity levels or any failure or delay in the closing of orders during the last part of a quarter would materially harm our operating results. Furthermore, we may be unable to ship products in the period we receive the order due to these or other factors, which could have an adverse impact on our operating results. In such events, the price of our common stock would decline.

Difficulty in estimating future channel partner orders can harm our operating results, the establishment of product lead times to maximize our inventory efficiency and our focus on operations efficiency in the logistics area.

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

Certain of our service provider contracts include product acceptance provisions which vary depending upon the type of product and individual terms of the contract. In addition, acceptance criteria may be required in other contracts in the future, depending upon the size and complexity of the sale and the type of products ordered. Accordingly, we defer revenue until the underlying acceptance criteria in any given contract have been met. Depending upon the acceptance terms, the timing of the receipt and subsequent shipment of an order may result in acceptance delays, may reduce the predictability of our revenues, and, consequently, may adversely impact our revenues and results of operations in any particular quarter.

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

We have various Original Equipment Manufacturer (OEM) agreements with major telecommunications equipment manufacturers, such as Avaya, Cisco Systems and Nortel Networks, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create conflicts with our other channel partners who directly compete with our OEM partners, or could create conflicts among our OEM partners who compete with each other, which could adversely affect revenues from these other channel partners or our OEM partners. Conflicts among our OEM partners could also make continued partnering with these OEM partners increasingly difficult. Because many of our channel partners also sell equipment that competes with our products, these channel partners could devote more attention to these other products which could harm our business. Channel conflicts could arise which cause channel partners to devote resources to other non-Polycom communications equipment, or to offer new products from our new and existing competitors, which would negatively affect our business or results of operations.

Some of our current and future products are directly competitive with the products of our channel and strategic partners. For example, we have an agreement with Cisco Systems under which we ship SoundStation IP conference phones for resale by Cisco Systems. In addition, Cisco Systems sells a network systems product which is in direct competition with our network systems offerings. Also, Cisco Systems has a partnership with Tandberg, one of our major competitors in the video communications business, pursuant to which Tandberg provides Cisco Systems with technology that is co-branded and sold by Cisco Systems. Cisco Systems also recently announced a new high end video conferencing product which is in direct competition with our video conferencing solutions. Hewlett-Packard is also a customer who sells a competitive high end video conferencing product with which we directly compete. As a consequence of conflicts such as these, there is the potential for our channel and strategic partners to compete head-to-head with us and to significantly reduce or eliminate their orders of our products or design our technology out of their products. In addition, competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies. As an example, we are now competing in the voice-over-IP handset arena through service providers, which may cause our relationships with our IP PBX strategic partners to erode. Further, our strategic partners may acquire businesses that are competitive with us. Any such strain or acquisition could limit the potential contribution of our strategic relationships to our business, restrict our ability to form strategic relationships with these companies in the future and create additional competitive pressures on us, including downward pressure on our average selling prices, which would result in a decrease in both revenues and gross margins, any of which could harm our business.

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

Further, we are currently making changes to our channel partner contracts in Asia, and we may elect to make additional changes to our channel partner contracts in Europe and Latin America, which could result in a change in the number and mix of channel partners, a smaller number of channel partners, and the same channel upset we experienced in North America when similar changes were made.

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

Service providers constitute some of the larger end user customers of our audio network systems products. The revenues in the network systems segment from service providers are subject to more variability than segment revenues from our channel partners and, as of the fourth quarter of 2006, service provider sales have comprised an increasingly smaller percentage of our revenues, as well as decreased in absolute dollars sequentially since the second quarter of 2006 and on a year-over-year basis. The loss of any one of these service provider customers for our network systems products, or our failure to adequately maintain or grow the level of network systems-related product sales to service providers, could have a materially adverse impact on our consolidated revenues.

We face risks related to our international operations and sales.

Because of our significant operations in Israel, we are subject to risks associated with the military and political environment in Israel and the Middle East region.

The principal research and development and manufacturing facilities of our network systems group and many of that group’s suppliers are located in Israel. Political, economic and military conditions in Israel and the Middle East region directly affect our network systems group’s operations. A number of armed conflicts have taken place and continue to take place between Israel and its geographic neighbors. As a result, certain of our employees have been called to active military duty, and additional employees may be called to serve in the future. Current and future armed conflicts or political instability in the region may impair our ability to produce and sell our network systems products and could disrupt research or developmental activities. For example, a key supplier’s operations were recently interrupted and had to be relocated during the second quarter of 2006. This instability could have an adverse impact on our results of operations. Further, the military action in Iraq or other countries in the region perceived as a threat by the United States government could result in additional unrest or cause Israel to be attacked, which would adversely affect our results of operations and harm our business.

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

Our future success will depend in part on our continued ability to hire, assimilate and retain qualified personnel, including the additional sales personnel we plan to hire in 2007. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel. In addition, the success of our planned expansion of our sales force is also dependent upon their ability to achieve certain productivity levels in an acceptable timeframe and any inability to do so could be disruptive to our business. From time to time, we may also decide to replace certain key personnel, such as we did recently in Asia by bringing in a new regional sales vice president. We have also recently made changes in certain senior management positions. For example, in April 2006, we hired a new Senior Vice President and General Manager, Network Systems, and in June 2006, we hired a new Senior Vice President of Worldwide Sales. Such transitions may be disruptive to the affected function and our business, possibly on a longer term basis than we expected, and could divert management’s attention from other ongoing business concerns.

Further, we have relied on our ability to grant stock options and other stock awards as a means of recruiting and retaining highly skilled personnel. Recent accounting regulations requiring the expensing of stock awards, including stock options, will impair our future ability to provide these incentives without incurring significant compensation costs. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, particularly technical and management, as needed, could harm our business.

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

We have experienced significant growth in our business and operations due to internal expansion and business acquisitions, and if we do not appropriately manage this growth and any future growth, our operating results will be negatively affected.

Our business has grown in recent years through both internal expansion and business acquisitions, and continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. In addition, our acquisition of Destiny in January 2007 and our anticipated acquisition of SpectraLink will further strain such resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. We also may be less able to predict and effectively control our operating expenses due to the growth and increasing complexity of our business. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands placed on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

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

We have completed a number of acquisitions during our operating history and we recently announced the acquisition of Destiny in January 2007 and our anticipated acquisition of SpectraLink, which is expected to close in the first or second quarter of 2007. The process of integrating acquired companies into our operations requires significant resources and is time consuming, expensive and disruptive to our business. Failure to achieve the anticipated benefits of these acquisitions, to retain key personnel, or to successfully integrate the operations of these companies could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

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

•	geographic dispersion of operations;

•	generating marketing demand for an expanded product line;

•	distraction of the existing and acquired sales force during the integration of the companies;

•	the difficulty in leveraging the acquired company’s and our combined technologies and capabilities across all product lines and customer bases; and

•	our inability to retain previous customers or employees of an acquired company.

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

Our failure to implement a restructuring plan related to vacant and redundant facilities could adversely impact our business.

We have in the past, and may in the future, as part of acquiring a company, identify redundant facilities, which we would develop a plan to exit as part of the integration of the businesses. For example, we have a remaining liability of approximately $2.0 million at December 31, 2006 related to vacant and redundant facilities in connection with our acquisition of PictureTel, which is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. For example, we have an approximately 152,000 square foot building which is fully subleased to a third party for the length of our lease obligation. If this tenant were unable to fulfill, for any reason, their contractual obligations under the sublease, we would incur additional charges to operations which would harm our business. In addition, until our vacated and redundant facilities are subleased or the lease obligations for these facilities are terminated, we will continue to pay the contractual lease and facility operating expense obligations without any sublease income to offset these costs. Further, in the event that we agree to sublease a facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow up to and potentially exceeding our recorded liability at the time of such transaction, which would harm our operating cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

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

Additionally, our HDX video conferencing products are designed based on integrated circuits produced by Texas Instruments and cameras produced by JVC. Our VSX video conferencing products are designed based on integrated circuits produced by Equator Technologies, a subsidiary of Pixelworks Inc., and cameras produced by Sony. If we could no longer obtain integrated circuits or cameras from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we cannot assure you that we would be successful in obtaining these components from alternative sources in a timely or cost-effective manner. Additionally, Sony competes with us in the video communications industry, which may adversely affect our ability to obtain necessary components. The failure to obtain adequate supplies of vital components could prevent or delay product shipments, which could harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products. Any delays in the availability of these key components could harm our business.

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

We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, Delcom, Mitsubishi, Simtrol, Skelmir, SNMP, and Software House, video algorithm protocols from DSP, UB Video, ATT/LUCENT and Flextronics, Windows software from Microsoft, development source code from Avaya, Hughes Software Systems, Ltd., In Focus Systems Inc., Nokia, Surf, Vocal Technologies Ltd., Windriver, Ingenient and Avistar, audio algorithms from D2, Nortel Networks, Sipro, Telogy and Voiceage, and communication software from Konexx and RADVISION. In addition, certain of our products are developed and manufactured based largely or solely on third-party technology. These third-party software licenses and arrangements may not continue to be available to us on commercially reasonable or competitive terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business and results of operations. Further, if we are unable to obtain necessary technology licenses on commercially reasonable or competitive terms, we could be prohibited from marketing our products, could be forced to market products without certain features, or could incur substantial costs to redesign our products, defend legal actions, or pay damages.

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

We are a party to lawsuits (patent-related and otherwise) in the normal course of our business. For instance, in November 2005, we initiated a patent infringement lawsuit against Codian, which is still ongoing and in which Codian has asserted certain counterclaims against us. Litigation is often expensive, lengthy and disruptive to normal business operations. Our legal costs may also increase as a result of the fee arrangement we have with outside legal counsel representing us in our litigation against Codian, pursuant to which we may owe additional legal fees if a favorable outcome in the litigation is ultimately achieved. Such fees would be recorded in the period in which a favorable litigation outcome occurs. The results of, and costs associated with, complex litigation matters are difficult to predict, and the uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition and reputation. Negative developments with respect to pending lawsuits could cause our stock price to decline, and an unfavorable resolution of any particular lawsuit could have an adverse and possibly material effect on our business and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal control. While we were able to assert in this Annual Report on Form 10-K that our internal control over financial reporting was effective as of December 31, 2006, we must continue to monitor and assess our internal control over financial reporting. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Changes in existing financial accounting standards or practices may adversely affect our results of operations.

Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, through 2005, we were not required to record stock-based compensation charges to earnings in connection with stock option grants and other stock awards to our employees. However, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), “Share-Based Payment,” which now requires us to record stock-based compensation charges to earnings for employee stock awards. Such charges reduced net income by $16.3 million in 2006 and will continue to negatively impact our future earnings. In addition, future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense and make such amounts difficult to predict accurately.

Changes in tax rates could affect our future results.

The Company’s future effective tax rates could be favorably or unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company’s deferred tax assets and liabilities, or changes in tax laws or their interpretation. For instance, we previously announced an increase in our expected tax rate in 2006 due to the lapse in the U.S. research and development tax credit, which was subsequently reinstated and resulted in a tax rate adjustment in the fourth quarter of 2006. The adoption of SFAS 123(R) also adds more unpredictability and variability to our future effective tax rates. In addition, the adoption of FIN 48 may add more variability to our future effective tax rates. For example, our 2006 effective tax rate increased from 28% to 30% as a result of some of these factors and could further increase in the future.

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

In addition, as we manage our business and focus on shorter shipment lead times for certain of our products and implement freight cost reduction programs, our inventory levels may increase, resulting in decreased inventory turns that could negatively impact our cash flow. For example, our inventory turns decreased from 7.7 turns in the fourth quarter of 2004 to 6.0 turns in the fourth quarter of 2006, and this trend may continue in future operating periods.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

We are currently headquartered in an approximately 50,000 square foot leased facility in Pleasanton, California. This facility accommodates our executive and administrative operations. Our approximately 102,000 square foot leased facility in Milpitas, California houses research and development, manufacturing, marketing, sales and customer support operations for our voice communications business, which will be relocated to an approximately 86,000 square foot facility in San Jose, California, in the second quarter of 2007. The majority of our video communications and service operations are located in an approximately 107,000 square foot leased facility in Andover, Massachusetts and an approximately 62,000 square foot leased facility in Austin, Texas and an approximately 31,000 square foot facility in Dayton, Ohio in conjunction with our recent acquisition of Destiny. Our network systems operations occupy approximately 47,000 square feet in Petach Tikva, Israel and approximately 32,000 square feet in Atlanta, Georgia, which facility is also shared with our installed voice business. Our audio network systems operations are located in an approximately 64,000 square foot leased facility located in Westminster, Colorado. In addition, we lease space in Burnaby, Canada for our VoIP development operation and in Burlington, Massachusetts for our advanced voice development operations. See Note 12 of Notes to Consolidated Financial Statements.

We lease an approximately 55,000 square foot facility in Tracy, California for our North American and Latin American distribution center. Further, we utilize space at our manufacturing contractor in Thailand and our European distribution contractor in the United Kingdom and Netherlands to provide Asian and European distribution and repair centers, respectively.

Within the U.S., we lease office space, primarily for sales offices in various metropolitan locations, including: Atlanta, Georgia; Chicago, Illinois; Herndon, Virginia; Irvine, California; New York, New York; and Dallas, Texas. Outside of the U.S, we lease offices in several countries, including Australia, Canada, China, France, Germany, Hong Kong, India, Israel, Japan, Korea, Mexico, Netherlands, Peru, Singapore, Spain, Thailand and the United Kingdom. Our facilities are leased pursuant to agreements that expire beginning in 2007 and extend out to 2017.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of February 28, 2007, are as follows:

Name	Age	Position(s)
Robert C. Hagerty*	55	Chairman of the Board, Chief Executive Officer and President
Michael R. Kourey*	47	Senior Vice President, Finance and Administration, Chief Financial Officer and Director
Geno J. Alissi	57	Senior Vice President and General Manager, Global Services Division
Sunil K. Bhalla	50	Senior Vice President and General Manager, Voice Communications
Sayed M. Darwish	41	Vice President, General Counsel and Secretary
Laura J. Durr	46	Vice President, Worldwide Controller and Principal Accounting Officer
James E. Ellett	47	Senior Vice President and General Manager, Video Communications
David R. Phillips	52	Senior Vice President, Worldwide Sales
Joseph A. Sigrist	45	Senior Vice President and General Manager, Network Systems

*	Member of the Board of Directors.

Mr. Hagerty joined us in January 1997 as our President and Chief Operating Officer and as a member of our Board of Directors. In July 1998, Mr. Hagerty was named Chief Executive Officer. In March 2000, Mr. Hagerty was named Chairman of the Board. Prior to joining us, Mr. Hagerty served as President of Stylus Assets, Ltd., a developer of software and hardware products for fax, document management and Internet communications. He also held several key management positions with Logitech, Inc., including Operating Committee Member to the Office of the President, and Senior Vice President/General Manager of Logitech’s retail division and worldwide operations. In addition, Mr. Hagerty’s career history includes positions as Vice President, High Performance Products for Conner Peripherals and key management positions at Signal Corporation and Digital Equipment Corporation. Mr. Hagerty currently serves as a member of the Board of Directors of Modulus Video, Inc. and Palm, Inc. Mr. Hagerty holds a B.S. in Operations Research and Industrial Engineering from the University of Massachusetts, and an M.A. in Management from St. Mary’s College of California.

Mr. Kourey has served as our Senior Vice President, Finance and Administration since January 1999 and as our Chief Financial Officer since January 1995. In addition, Mr. Kourey has been one of our directors since January 1999. He also served as Vice President, Finance and Administration from January 1995 to January 1999, Vice President, Finance and Operations from July 1991 to January 1995, Secretary from June 1993 to May 2003 and Treasurer from May 2003 to May 2004. Mr. Kourey currently serves as a member of the Board of Directors of Riverbed Technology, Inc. and serves on the Advisory Board of the Business School at Santa Clara University. Prior to joining us, he was Vice President, Operations of Verilink Corporation. Mr. Kourey holds a B.S. in Managerial Economics from the University of California, Davis, and an M.B.A. from Santa Clara University.

Mr. Alissi joined us in 2001 as Vice President and General Manager of our iPower Video Communications Division. In 2003, Mr. Alissi became Vice President and General Manager of Polycom Global Services and served in that capacity until being promoted to his current position as Senior Vice President and General Manager, Global Services Division in February 2007. Prior to joining Polycom, Mr. Alissi was Vice President and General Manager, Intel Communications Group Dialogic Communications Software and Services Division. Mr. Alissi also has held key senior management positions at Digital Equipment Corporation. Mr. Alissi holds a Bachelor of Arts degree in Economics from the American International College. He also holds a Master of Arts degree in Economics from the University of Hartford.

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

Mr. Darwish joined us in August 2005 as our Vice President, General Counsel and Secretary. Prior to joining Polycom, from December 2003 to August 2005, Mr. Darwish served in various legal positions at EMC Corporation, ultimately as Vice President and General Counsel for EMC Corporation’s Software Group after EMC’s acquisition of Documentum, Inc., where he served as Vice President, General Counsel and Secretary from July 2000 to December 2003. Prior to that, Mr. Darwish served as Vice President and General Counsel for Luna Information Systems, served in various positions, including as General Counsel and Vice President, Legal and HR, for Forté Software, Inc. through its acquisition by Sun Microsystems, Inc., served as Corporate Counsel at Oracle Corporation, and was an associate in the law firm of Brobeck, Phleger & Harrison. Mr. Darwish is a graduate of the University of San Francisco School of Law, J.D. cum laude, and holds a B.S. in Mathematics and a B.A. in Economics from the University of Illinois, Urbana.

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

Mr. Phillips joined us in June 2006 as Senior Vice President, Worldwide Sales. Before joining us, Mr. Phillips was the Chief Operating Officer of ACS Dataline, Inc., a premier provider of customized managed services in the areas of voice over IP, wireless, and security communications infrastructure from January 2004 to June 2006. Prior to ACS Dataline, Mr. Phillips served as Vice President and General Manager of Trilogy Software, Inc. from April 2001 to December 2003. Prior to Trilogy Software, Mr. Phillips served as Vice President of Worldwide Sales for the Connectivity Solutions division of Lucent/Avaya from 1999 to 2001. Mr. Phillips holds a B.A. in Business Studies from Bristol Polytechnic in the U.K.

Mr. Sigrist joined us in April 2006 as Senior Vice President and General Manager, Network Systems. Before joining us, Mr. Sigrist was Chief Executive Officer of Hammerhead Systems, a networking startup, from April 2003 to December 2004. From July 1999 to February 2003, Mr. Sigrist was the President and General Manager of the Edge Access Systems division of Lucent Technologies, Inc. after Lucent’s acquisition of Ascend Communications in July 1999. Mr. Sigrist holds a B.S. in Mechanical Engineering and an M.B.A. from Santa Clara University.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol PLCM. The following table presents the high and low sale prices for our common stock for the periods indicated.

	High	Low
Year Ended December 31, 2005:
First Quarter	$23.55	$15.85
Second Quarter	17.99	14.44
Third Quarter	17.85	13.97
Fourth Quarter	17.58	14.24
Year Ended December 31, 2006:
First Quarter	$22.33	$15.13
Second Quarter	23.05	19.92
Third Quarter	25.24	19.77
Fourth Quarter	32.07	24.13
Year Ending December 31, 2007:
First Quarter (through February 16, 2007)	$35.00	$29.25

On February 16, 2007, the last reported sale price of our common stock as reported on the NASDAQ Global Select Market was $34.26 per share. As of December 31, 2006, there were approximately 1,694 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock and do not anticipate, at this time, paying any cash dividends on our capital stock in the near future. We currently intend to retain any future earnings for use in our business, future acquisitions or future purchases of our common stock.

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity during the fourth quarter ended December 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
10/01/06 to 10/31/06	—	$—	—	$41,417,000
11/01/06 to 11/30/06	942,660	27.23	942,660	$15,749,000
12/01/06 to 12/31/06	—	—	—	$15,749,000

Total	942,660	$27.43	942,660

On August 9, 2005, the Company announced that the Board of Directors had approved a $250 million share repurchase plan, which superseded all prior share repurchase plans, under which it would purchase shares in the open market from time to time. As of December 31, 2006, under the 2005 share repurchase plan, the Company had purchased approximately 12.9 million shares of its common stock in the open market for cash of $234.3 million, resulting in a remaining authorization to purchase up to an additional $15.7 million of shares. The repurchased shares of common stock have been retired and reclassified as authorized and unissued shares. The 2005 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Product revenues	$600,703	$511,462	$483,535	$381,439	$406,820
Service revenues	81,682	69,197	56,717	38,984	45,271

Total revenues	682,385	580,659	540,252	420,423	452,091

Cost of revenues
Cost of product revenues	218,810	179,837	161,619	137,685	160,766
Cost of service revenues	43,114	39,680	37,092	27,892	26,747

Total cost of revenues	261,924	219,517	198,711	165,577	187,513

Gross profit	420,461	361,142	341,541	254,846	264,578

Operating expenses
Sales and marketing	169,828	142,719	120,699	101,884	97,105
Research and development	114,331	91,479	92,076	72,638	72,487
General and administrative	45,410	35,631	36,942	31,334	29,947
Acquisition-related costs	161	351	1,394	386	3,699
Purchased in-process research and development	—	300	4,600	—	900
Amortization of purchased intangibles	7,452	8,790	20,521	17,591	17,135
Restructure costs	2,410	633	1,387	5,029	1,657
Litigation reserves and payments	—	(93)	20,951	—	(257)

Total operating expenses	339,592	279,810	298,570	228,862	222,673

Operating income	80,869	81,332	42,971	25,984	41,905
Interest income, net	21,164	12,848	7,279	8,451	9,492
Gain (loss) on strategic investments	176	2,908	(12)	(737)	(7,465)
Other income (expense), net	540	(5)	(1,330)	(1,774)	527

Income from continuing operations before provision for income taxes	102,749	97,083	48,908	31,924	44,459
Provision for income taxes	30,825	34,722	14,332	8,958	11,675
Income from continuing operations	71,924	62,361	34,576	22,966	32,784
Gain (loss) from discontinued operations, net of taxes	—	—	296	(695)	(6,024)
Gain from sale of discontinued operations, net of taxes	—	384	477	552	—

Net income	$71,924	$62,745	$35,349	$22,823	$26,760

Basic net income per share:
Income per share from continuing operations	$0.81	$0.66	$0.36	$0.23	$0.33
Income (loss) per share from discontinued operations, net of taxes	—	—	—	(0.01)	(0.06)
Gain per share from sale of discontinued operations, net of taxes	—	—	—	0.01	—

Basic net income per share	$0.81	$0.66	$0.36	$0.23	$0.27

Diluted net income per share:
Income per share from continuing operations	$0.80	$0.65	$0.35	$0.23	$0.33
Income (loss) per share from discontinued operations, net of taxes	—	—	—	(0.01)	(0.06)
Gain per share from sale of discontinued operations, net of taxes	—	—	—	0.01	—

Diluted net income per share	$0.80	$0.65	$0.35	$0.23	$0.27

Weighted average shares outstanding for basic net income per share	88,419	95,691	99,334	99,244	99,324
Weighted average shares outstanding for diluted net income per share	90,373	97,014	102,018	100,752	100,696

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$473,713	$277,462	$214,340	$228,265	$193,861
Working capital	426,094	246,240	171,303	194,015	202,913
Total assets	1,190,015	1,071,400	1,154,641	1,103,790	1,076,874
Total long-term obligations	29,412	23,033	15,874	32,519	37,996
Total stockholders’ equity	946,720	856,869	964,614	929,279	903,743

Note that the results of operations in 2006 include stock-compensation expense under SFAS 123R, while prior periods do not. Our results of operations include the results of Voyant since January 5, 2004, the date of acquisition.

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

Overview

We are a leading global provider of a line of high-quality, easy-to-use communications equipment that enables enterprise users to more effectively conduct video, voice, data and web communications. Our offerings are organized along four product lines: Video Communications, Voice Communications, Network Systems, and Services. For reporting purposes, we consider each of these separate segments.

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

The shift from circuit-switched telephony networks to Internet Protocol (IP) based networks is a significant driver for Polycom’s collaborative communications markets and for our business. In 2006, for instance, our Voice over IP (VoIP) products grew faster than any other product line in the company. In addition, over half of our group video products and essentially all of our desktop video products were shipped to connect to IP environments in 2006 rather than legacy ISDN networks. Strategically, Polycom is investing much of its research, development, sales and marketing efforts into delivering a superior IP-based collaborative communications solution, using Polycom proprietary technology in the evolving, standards-based IP communications environment.

Revenues were $682.4 million in 2006 as compared to $580.7 million in 2005. The increase in revenues primarily reflects increased sales volumes of our voice and video communications products and, to a lesser extent, increases in service revenues. These increases were partially offset by decreased revenues from our network systems products. During 2006, we generated approximately $147.7 million in cash flow from operating activities, which after the impact of other investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $127.1 million net increase in our total cash and cash equivalents.

Our Video Communications, Voice Communications, Network Systems and Services segment accounted for 48%, 28%, 12% and 12%, respectively, of our revenues in 2006. See Note 17 of Notes to Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin, segment inventory and revenue by geography.

On January 5, 2007, we completed our acquisition of Destiny Conferencing Corporation, or Destiny, pursuant to the terms of an Agreement and Plan of Reorganization, or Reorganization Agreement, dated as of January 5, 2007. Destiny designs and manufactures immersive telepresence solutions. Destiny’s telepresence solution already incorporates our videoconferencing products and is the basis of our RPX™ telepresence offering. As a result of the acquisition, we now own several patents core to telepresence, a rapidly-emerging market driven by the need for dispersed people to communicate as if they are all in the same room. Destiny will be reported as part of our Video Communications and Services segments. Destiny’s results of operations are not included in our results of operations presented below as the acquisition was completed subsequent to December 31, 2006.

Additionally, on February 7, 2007, we announced that we had entered into a definitive agreement to acquire SpectraLink Corporation. SpectraLink designs, manufactures and sells on-premises wireless telephone systems to customers worldwide that complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink wireless telephone systems increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace. We believe that the SpectraLink acquisition will position us as the only independent provider of both fixed and mobile solutions that seamlessly encompass voice, video, and data collaboration solutions from the desktop, to the meeting room, to the mobile individual. SpectraLink will become part of our Voice Communications and Services segments. As a result of this acquisition, which is anticipated to close in the first or second quarter of 2007, we expect to incur significant acquisition costs in the period the transaction closes, as well as ongoing integration costs, as we work to integrate the two businesses.

Competition that we face in our markets is intense and competition that we face in certain of our international markets is different than what we face in North America and is currently based principally on price. We have noted additional competitors and increased pricing pressures in China, India and other parts of Asia, which contributed to decreased revenues in Asia in 2005 as compared to 2004. Although we have had improved year over year performance in Asia in 2006, we still see increased competition in this region, particularly in China. If we are unable to compete effectively in these regions in terms of price, technology, product offerings or marketing strategies, our overall financial results may suffer.

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

On January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values. As a result of adopting SFAS 123(R), income before income taxes and net income for the year ended December 31, 2006 were $23.3 million and $16.3 million lower, respectively. The impact on both basic and diluted earnings per share for the year ended December 31, 2006 was a reduction of $0.18 per share. The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the year ended December 31, 2006 and its allocation within the Consolidated Statements of Operations (in thousands):

Year Ended December 31, 2006
Cost of sales—product	$1,474
Cost of sales—service	1,734

Stock-based compensation expense included in cost of sales	3,208

Sales and marketing	6,768
Research and development	7,311
General and administrative	6,001

Stock-based compensation expense included in operating expenses	20,080

Stock-based compensation expense related to employee equity awards and employee stock purchases	23,288
Tax benefit	6,986

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$16,302

There was no stock-based compensation expense recognized for the years ended December 31, 2005 and 2004 except as related to acquisitions, which was less than $0.1 million and $0.2 million, respectively.

We adopted SFAS 123(R) on a modified prospective basis, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective basis, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to the adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.”

Consistent with the disclosure provisions of SFAS 148, our net income and basic and diluted net income per share for the years ended December 31, 2005 and 2004 would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
Net income—as reported	$62,745	$35,349
Add stock based compensation expensed during the period	35	214
Less stock based compensation expense determined under fair value based method, net of taxes of $7,051 and $8,305 respectively	(18,105)	(20,050)

Net income—pro forma	$44,675	$15,513
Basic net income per share—as reported	$0.66	$0.36
Basic net income per share—pro forma	$0.47	$0.16
Diluted net income per share—as reported	$0.65	$0.35
Diluted net income per share—pro forma	$0.46	$0.15

In January 2003, we sold certain fixed assets and intellectual property rights relating to our network access product line. Our Consolidated Financial Statements reflect our network access product line as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, or SFAS 144. The results of operations of our network access product line have been classified as discontinued, and prior periods have been reclassified, including the reallocation of general overhead charges to our four remaining reporting segments. See Note 2 of Notes to Consolidated Financial Statements for further information on our discontinued operations. Unless otherwise indicated, the following discussion relates to our continuing operations.

The discussion of our results of operations at the consolidated level is followed by a more detailed discussion of our results of operations by segment. The discussion of our segment operating results is presented for the three years ended December 31, 2006, including Voyant’s results of operations from January 5, 2004 and DSTMedia’s results of operations from August 25, 2005.

Results of Operations for the Three Years Ended December 31, 2006

The following table sets forth, as a percentage of total revenues (unless indicated otherwise), consolidated statements of operations data for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
Revenues
Product revenues	88%	88%	90%
Service revenues	12%	12%	10%

Total revenues	100%	100%	100%
Cost of revenues
Cost of product revenues as % of product revenues	36%	35%	33%
Cost of service revenues as % of service revenues	53%	57%	65%

Total cost of revenues	38%	38%	37%

Gross profit	62%	62%	63%

Operating expenses
Sales and marketing	25%	25%	22%
Research and development	17%	16%	17%
General and administrative	7%	6%	7%
Acquisition-related costs	0%	0%	0%
Purchased in-process research and development	0%	0%	1%
Amortization and impairment of purchased intangibles	1%	1%	4%
Restructure costs	0%	0%	0%
Litigation reserves and payments	0%	0%	4%

Total operating expenses	50%	48%	55%

Operating income	12%	14%	8%
Interest income, net	3%	2%	1%
Gain (loss) on strategic investments	0%	1%	0%
Other income (expense), net	0%	0%	0%

Income from continuing operations before provision for income taxes	15%	17%	9%
Provision for income taxes	4%	6%	2%

Income from continuing operations	11%	11%	7%
Income (loss) from discontinued operations, net of taxes	0%	0%	0%
Gain from sale of discontinued operations, net of taxes	0%	0%	0%

Net income	11%	11%	7%

Revenues

Total revenues for 2006 were $682.4 million, an increase of $101.7 million, or 18%, over 2005. The increase was due to increased sales volumes of our voice and video communications products, and to a lesser extent, increases in service revenues. These increases were partially offset by a decrease in network systems revenues. Video Communications product revenues increased to $327.5 million for 2006 from $278.5 million in 2005, an 18% increase, primarily due to an increase in sales volumes and average selling prices of our group video products. Voice Communications product revenues increased to $188.0 million for 2006 from $138.8 million in 2005, a 35% increase, primarily as a result of increased sales volumes of our Voice-over-IP products and circuit switched products, and to a lesser extent, increases in sales volumes of our installed voice products. Revenues from our Network Systems products for 2006 decreased 10% over 2005 from $94.2 million to $85.2 million, due primarily to decreased video and audio network systems revenues, which were partially offset by increases in revenues from our network systems software products. Network System revenues were impacted by a decrease in video network system average selling prices, due in part to increased competition. Services revenues increased to $81.7 million for 2006 from $69.2 million in 2005, primarily due to increased video-related services and video network system services.

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

International sales, or revenues outside of Canada and the U.S., accounted for 43%, 41% and 42% of total revenues for 2006, 2005 and 2004, respectively. On a regional basis, North America, Europe, Asia Pacific and Latin America accounted for 57%, 22%, 18% and 3%, respectively, of our total 2006 revenues. North America, Europe, Asia Pacific and Latin America revenues increased 14%, 25%, 19% and 34%, respectively, in 2006 over 2005. North America revenues increased as a result of an increase in video and voice communication product revenues, and to a lesser extent, increased services revenues. These increases were partially offset by decreases in network systems revenues. Europe and Asia Pacific revenues increased as a result of an increase in voice and video communication product revenues, and to a lesser extent, increased services and network systems product revenues. Latin America revenues increased as a result of increased video and voice communication product revenues, and to a lesser extent, increases in services revenues. Network systems product revenues in Latin America were essentially flat in 2006 as compared to 2005.

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

One channel partner accounted for 10% of our total net revenues and 12% of our Video Communications segment revenues in 2006. No one customer accounted for more than 10% of our total net revenues in 2005 or 2004. In 2005, one channel partner accounted for 11% of both our Video Communications and Voice Communications segment revenues. No one customer accounted for more than 10% of our Voice Communications segment revenues in 2006 or our Video Communications segment revenues in 2004. One customer accounted for 10% of our Voice Communications segment revenues in 2004. No one customer accounted for more than 10% of our Network Systems or Services segment revenues in 2006, 2005 or 2004. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period. In 2004, we began selling our audio network systems, a product line obtained through the Voyant acquisition, direct to end users and the revenues in the Network Systems segment from end users are subject to more variability than our revenues from our reseller customers. The loss of one or more of the audio network system customers could have a material adverse impact on our Network Systems segment and consolidated revenues.

In 2005, we made changes to our co-op marketing program that we provide to our channel partners that generally resulted in co-op funds being treated as a marketing expense rather than as a revenue reduction as it was previously. This change affected how our partners utilize and claim credit for eligible marketing activities and was intended to better leverage our collective marketing efforts. As a result of this change, revenues, gross profit and marketing expenses all increased in 2005 by the amount of co-op marketing dollars that would have previously been a reduction of revenues. This change had no effect on our net income or cash flows. In 2004, we recorded approximately $10.2 million for co-op marketing programs as a reduction of revenues, which had the co-op marketing program changes been in effect for those years, revenues, gross profit and marketing expenses would have increased by approximately that amount.

We typically ship products within a short time after we receive an order and, therefore, backlog has not been a good indicator of future revenues. As of December 31, 2006, we had $40.4 million of order backlog as compared to $38.1 million at December 31, 2005. We include in backlog open product orders which we expect to ship or services which we expect to bill and record revenue for in the following quarter. Once billed, unrecorded service revenue is included in deferred revenue. We believe that the current level of backlog will continue to fluctuate primarily as a result of the level and timing of orders received and customer delivery dates requested outside of the quarter. The level of backlog at any given time is also dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based in part on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline from current levels.

Cost of Revenues and Gross Margins

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2006	2005	2004	2006		2005
Product Cost of Revenues	$218,810	$179,837	$161,619	22%		11%
% of Product Revenues	36%	35%	33%	1	pt	2	pts
Product Gross Margins	64%	65%	67%	(1	)pt	(2	)pts
Service Cost of Revenues	$43,114	$39,680	$37,092	9%		7%
% of Service Revenues	53%	57%	65%	(4	)pts	(8	)pts
Service Gross Margins	47%	43%	35%	4	pts	8	pts
Total Cost of Revenues	$261,924	$219,517	$198,711	19%		10%
% of Total Revenues	38%	38%	37%	—		1	pt
Total Gross Margin	62%	62%	63%	—		(1	)pt

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included a $1.5 million charge for stock-based compensation for the year ended December 31, 2006. The comparable 2005 and 2004 periods do not include any charges for stock-based compensation. Generally, Network Systems segment products have a higher gross margin than products in our Video and Voice Communications segments.

Overall, product gross margins decreased by 1 percentage point in 2006 as compared to 2005 as a result of decreased margins in Voice Communications and Network Systems segments, partially offset by increased margins in Video Communications. The decrease in Voice Communications was due to a shift in product mix toward lower margin Voice-over-IP desktop products, as well as increased expenses related to stock-based compensation and additional reserves for excess and obsolete inventories. The increase in Video Communications gross margins was due to increased average selling prices due to product mix and the fact that the first year of service is no longer bundled in the product price, which was partially offset by increased expenses related to stock-based compensation and additional reserves for excess and obsolete inventories. Effective July 1, 2006, we began to separately charge for the initial year of service for our video conferencing products rather than charging one combined price for the product and service. As a result, we are no longer required to defer a portion of the product revenues to cover the first year of service. Gross margins in our Network Systems segment were lower in 2006 relative to 2005 due to decreased margins in both video network systems and network systems software as a result of decreased average selling prices and higher expenses related to stock-based compensation. This was partially offset by increased margins in audio network systems as a result of a higher mix in the software content of these products.

Network System margins were impacted by lower average selling prices for our video network systems, primarily as a result of increased competition. Gross margins in our Video Communications segment increased in 2006 as compared to 2005 primarily as a result of higher average selling prices on our group video products. Gross margins in our Voice Communications segment were lower in 2006 as compared to 2005 primarily as a result of increased Voice-over-IP product revenues which generally have a lower gross margin than our circuit switched and installed voice products.

Overall, product gross margins decreased by 2 percentage points in 2005 as compared to 2004 primarily as a result of decreased margins in our Network Systems segment. Network system margins were impacted by a decrease in video network system volumes, as well as lower average selling prices, particularly on low end products, primarily as a result of increased competition. Gross margins in our Video and Voice Communications segments were essentially flat year over year.

Additionally, in 2005, we made a change to our co-op marketing program that we provide to our channel partners that resulted in co-op funds being treated as a marketing expense rather than a revenue reduction as it was previously. As a result of this change, revenues, gross profit and marketing expenses all increased in 2005 by the amount of co-op marketing dollars that would have previously been a reduction of revenues. This change had no effect on our net income or cash flows. In 2004, we recorded approximately $10.2 million for co-op marketing programs as a reduction of revenues, which had the co-op marketing program changes been in effect for those years, revenues, gross profit and marketing expenses would have increased by approximately that amount.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our product gross margins. Cost of service revenues and service gross margins included a $1.7 million charge for stock-based compensation for the year ended December 31, 2006. The comparable 2005 and 2004 periods do not include any charges for stock-based compensation.

Overall, service gross margins increased in 2006 over 2005 as a result of revenues increasing at a faster pace than related service costs, as well as, a shift in mix of services revenues toward higher margin video maintenance revenues. Service gross margins were also favorably impacted by the amortization of deferred revenue associated with the first year of service on our VSX™ products that was included in the product price through June 30, 2006 and amortized over the twelve month period following shipment. These factors were offset partially by increased expenses related to stock-based compensation.

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

Forecasting future gross margin percentages for both products and services is difficult, and there are a number of risks associated with maintaining our current gross margin levels. Uncertainties surrounding revenue levels and related production level variances, competition, changes in technology, changes in product mix, variability of stock-based compensation costs, litigation outcomes, and the potential of resulting royalties to third parties, manufacturing efficiencies of subcontractors, manufacturing and purchase price variances, warranty and recall costs, such as those we incurred during the first quarter of 2006 with the voluntary battery recall used in our SoundStation 2W product, and excess and obsolete reserves, such as the reserve we recorded in the third quarter of 2006 related to our QSX™ and ViewStation® products, and timing of sales over the next few quarters can cause our cost of revenues percentage to vary significantly. We may also experience higher prices on commodity components that are included in our products, such as cost increases for memory devices used in many of our products. In 2006, we incurred cost increases in components that are required to be in compliance with the Restrictions on Hazardous Substances (RoHS) rules in Europe. Further, in late 2003, we began including one year of service with some of our video products, which has lowered our gross margins for those products as a result of allocating a portion of our product revenue to deferred service revenue. However, service gross margins are favorably impacted when the deferred revenue is recorded as revenue. Effective July 1, 2006, we began to separately charge for the initial year of service for our video conferencing products rather than charging one combined price for the product and service. These actions may not have the desired result of increasing revenues and improving service renewal rates and, accordingly, could have an adverse impact on our gross margins and profitability.

In addition, cost variances associated with the manufacturing ramp of new products, or the write-off of initial inventory purchases due to product launch delays, or the lack of market acceptance of our new products, could occur, which would increase our cost of revenues as a percentage of revenues. In addition to the uncertainties listed above, cost of revenues as a percentage of revenues may increase due to a change in our mix of distribution channels and the mix of international versus North American revenues. Cost of revenues will increase in 2007 in absolute dollars as a result of increased compensation charges due to recording stock-based compensation expense as well as annual merit increases. Stock-based compensation costs associated with stock options are determined through the use of an option-pricing model that is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. Changes in these underlying factors and assumptions may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict.

Sales and Marketing Expenses

	Year Ended December 31,			Increase From Prior Year
$ in thousands	2006	2005	2004	2006	2005
Expenses	$169,828	$142,719	$120,699	19%	18%
% of Total Revenues	25%	25%	22%	—	3	pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct marketing expenses, are not allocated to our segments. Sales and marketing expenses included a $6.8 million charge for stock-based compensation for the year ended December 31, 2006. The comparable 2005 and 2004 periods do not include any charges for stock-based compensation.

Sales and marketing expense as a percentage of revenue was flat in 2006 as compared to 2005. The increase in absolute dollars in 2006 over 2005 was due primarily to an increase in sales commissions and co-op marketing charges as a result of increased revenues, increases in our sales and marketing headcount due to the expansion of our sales and marketing efforts, as well as increased compensation charges due to annual merit increases, incentive accruals and stock-based compensation expense.

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

We expect to continue to increase our sales and marketing expenses in absolute dollar amounts and to increase spending as a percentage of revenues in 2007 as we continue to increase our sales coverage and expand our marketing efforts across all our markets through the hiring of additional sales personnel and increased spending on marketing programs. We also expect to incur increased expenses, especially advertising expenses, to market new products, to increase the adoption rate of our technology and products and to educate potential end-users as to the desirability of these products over competing products, especially as we launch new products and as a result of increased competition in the high end video conferencing market. We also expect sales and marketing expenses to increase in absolute dollars in 2007 over the 2006 levels as a result of the anticipated acquisition of SpectraLink in 2007 and, to a lesser extent, our recent acquisition of Destiny. In addition, sales and marketing expenses will also increase in 2007 over the 2006 levels as a result of increased compensation charges due to recording stock-based compensation expense, as well as annual merit increases and incentive accruals.

Stock-based compensation costs associated with stock options are determined through the use of an option-pricing model that is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. Changes in these underlying factors and assumptions may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict.

Research and Development Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2006	2005	2004	2006		2005
Expenses	$114,331	$91,479	$92,076	25%		(1)%
% of Total Revenues	17%	16%	17%	1	pt	(1	)pt

Research and development expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development expenses included a $7.3 million charge for stock-based compensation for the year ended December 31, 2006. The comparable 2005 and 2004 periods do not include any charges for stock-based compensation.

Research and development expenses as a percentage of revenue increased for 2006 as compared to 2005, primarily due to spending increasing by 25% in 2006 over 2005 as compared to revenues increasing 18% in 2006 over 2005. The increase in absolute dollars in 2006 as compared to 2005 is due to planned headcount increases and program development expenses to support increased investment in new product initiatives, such as our High Definition video and voice products and next generation network systems products, as well as increased compensation charges related to annual merit increases, incentive accruals and stock-based compensation expense. Research and development expenses increased in 2006 as compared to 2005 in our Video Communications, Voice Communications and Network Systems segments.

Research and development expenses as a percentage of revenues for 2005 decreased slightly compared to 2004, primarily due to increasing revenues. Research and development expenses decreased in absolute dollars by 1% from $92.1 million in 2004 to $91.5 million in 2005. The decrease in absolute research and development expense dollars was primarily due to decreased headcount-related expenses and development spending in our Network Systems segment, which was partially offset by increases in research and development expenses in the Voice Communications segments in 2005 as compared to 2004.

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

We believe that technological leadership is critical to our success, and we are committed to continuing a high level of research and development to develop new technologies and products to combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. We expect that research and development expenses in absolute dollars will increase in the future. We also expect research and development expenses to increase in absolute dollars in 2007 over the 2006 levels as a result of the anticipated acquisition of SpectraLink in 2007 and, to a lesser extent, our recent acquisition of Destiny. In addition, research and development expenses will continue to increase in 2007 over the

2006 levels as a result of increased compensation charges due to recording stock-based compensation expense as well as annual merit increases and incentive accruals. Stock-based compensation costs associated with stock options are determined through the use of an option-pricing model that is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. Changes in these underlying factors and assumptions may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict.

General and Administrative Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2006	2005	2004	2006		2005
Expenses	$45,410	$35,631	$36,942	27%		(4)%
% of Total Revenues	7%	6%	7%	1	pt	(1	)pt

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, patent litigation costs, and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included a $6.0 million charge for stock-based compensation for the year ended December 31, 2006. The comparable 2005 and 2004 periods do not include any charges for stock-based compensation.

As a percentage of revenues, general and administrative expenses increased by 1 percentage point in 2006, as compared to 2005, due to the increase in stock-based compensation versus the year ago period. The increase in spending in absolute dollars in general and administrative in 2006 over 2005 was primarily due to increased compensation charges related to annual merit increases, increased incentive accruals and stock-based compensation expense, as well as legal and project-related outside services costs. This was partially offset by decreased infrastructure costs. In 2006, the increase in compensation charges, including stock compensation costs, accounted for $10.4 million of the increase, and legal and outside services accounted for $1.2 million of the increase, which was partially offset by decreases in infrastructure costs of $2.3 million. The remaining changes are related to numerous smaller items.

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

Significant charges due to costs associated with litigation, including our ongoing litigation against Codian, or uncollectibility of our receivables would increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded. Additionally, predicting the timing of bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to visibility of costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors. General and administrative expenses may also increase as a result of the fee arrangement we have with outside legal counsel representing us in our litigation against Codian, pursuant to which we may owe additional legal fees if a favorable outcome in the litigation is ultimately achieved. Such fees would be recorded in the period in which a favorable litigation outcome occurs. We believe that our general and administrative expenses will also likely continue to increase in absolute dollar amounts in the future primarily as a result of expansion of our administrative staff and other costs related to supporting a larger company, increased costs associated with regulatory requirements, and our continued investments in international regions. We also expect general and administrative expenses to increase in absolute dollars in 2007 over the 2006 levels as a result of the anticipated acquisition of SpectraLink in 2007, and to a lesser extent, our recent acquisition of Destiny. In addition, general and administrative expenses will continue to increase in 2007 over the 2006 levels as a result of increased compensation charges due to recording stock-based compensation expense as well as annual merit increases and incentive accruals. Stock-based compensation costs associated with stock options are determined through the use of an option-pricing model that is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. Changes in these underlying factors and assumptions may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict.

Acquisition-related Costs

We recorded charges to operations of $0.2 million in 2006, $0.4 million in 2005 and $1.4 million in 2004 for acquisition-related costs. These charges primarily include outside financial advisory, accounting, legal and consulting fees and other direct merger-related expenses. The charges in 2006 and 2005 primarily related to professional services costs to integrate DSTMedia, which we acquired in August 2005. The charges in 2004 primarily related to professional services costs to integrate Voyant after the acquisition in January 2004, and to a lesser extent, additional professional service fees related to the ongoing liquidation of international PictureTel legal entities. If we acquire additional businesses in the future, we may incur material acquisition expenses related to these transactions.

We expect acquisition-related costs to increase significantly in absolute dollars in 2007 over the 2006 levels as a result of the anticipated acquisition of SpectraLink in 2007 and, to a lesser extent, due to our recent acquisition of Destiny.

Purchased In-process Research and Development

In 2005 and 2004, we incurred charges totaling $0.3 million and $4.6 million, respectively, for purchased in-process research and development which was acquired as part of our acquisitions of DSTMedia and Voyant, respectively. We did not incur any such charges in 2006. The research and development acquired in 2004 as part of the Voyant acquisition was primarily related to development projects for the ReadiVoice series InnoVox 4000 media servers which was completed and commenced shipping in 2005. See Note 3 of Notes to Consolidated Financial Statements. The amounts allocated to purchased in-process research and development were determined by management after considering, among other factors, the results of an independent appraisal based on established valuation techniques in the high-technology communications industry, and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for these in-process research and development projects. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and in-process research and development for DSTMedia and Voyant. The estimated net free cash flows generated by the in-process research and development projects were discounted at rates ranging from 22% for DSTMedia and 35% to 40% for Voyant in relation to the stage of completion and the technical risks associated with achieving technology feasibility. At December 31, 2006, all significant in process research and development projects had been completed.

We expect to expense purchased in-process research and development costs in 2007 as a result of the anticipated acquisition of SpectraLink in 2007 and, to a lesser extent, our recent acquisition of Destiny. Such amounts could be significant depending upon the results of valuing the in-process research and development acquired as part of these acquisitions.

Amortization and Impairment of Purchased Intangibles

In 2006, 2005 and 2004, we recorded $7.5 million, $8.8 million and $20.5 million, respectively, for amortization and impairment of purchased intangibles acquired in our acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives, which range from several months to eight years. In 2006 and 2005, $1.4 million and $1.9 million, respectively, of the total expense related to the impairment of certain intangibles that we acquired in the Voyant acquisition. There were no impairment charges in 2004. The decrease in absolute dollars in 2006 as compared to 2005 was primarily due to the purchased intangibles related to the MeetU acquisition becoming fully amortized in 2005, and the impairment of certain intangibles from the Voyant acquisition at the end of 2005 which reduced the 2006 amortization. These decreases were only partially offset by the addition of purchased intangibles related to the DSTMedia acquisition in August of 2005. The decrease in absolute dollars in 2005 as compared to 2004 was primarily due to the purchased intangibles related to the PictureTel, Circa and APSI acquisitions becoming fully amortized at December 31, 2004.

We evaluate our purchased intangibles for possible impairment on an ongoing basis. When impairment indicators exist, we perform an assessment to determine if the intangible asset has been impaired and to what extent. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists, and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. Based on the results of the 2006 and 2005 impairment assessments, we determined that certain purchased intangible assets acquired as part of the Voyant acquisition had been impaired as of the respective year end periods, and we recorded impairment charges of approximately $1.4 million and $1.9 million in 2006 and 2005, respectively. In 2006, these assets were written down as a result of a decline in the projected future cash flows from future products that will utilize the technology acquired in the acquisition. The 2006 impairment will result in a permanent reduction in future amortization expense of approximately $0.2 million per quarter through 2008. In 2005, these assets were written down as a result of a decline in the projected future cash flows from the OCI product line due to its announced discontinuance in the fourth quarter of 2005. At December 31, 2006, the carrying value of our purchased intangibles was $12.9 million. We expect that purchased intangibles and the related amortization will increase in 2007 as a result of the anticipated acquisition of SpectraLink and, to a lesser extent, the recent Destiny acquisition. Such amounts could be significant depending upon the results of valuing the intangibles acquired as part of these acquisitions.

Restructure costs

During the third quarter of 2006, management approved a restructuring plan for eliminating or relocating certain positions throughout the Company in order to consolidate certain functions into one location, as well as to relocate the Asia Pacific headquarters from Hong Kong to Singapore. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge of approximately $1.9 million in 2006 related to workforce reductions and relocations, which events had been communicated to the impacted employees or incurred during the period. The charge comprised of severance and other employee termination benefits related to these workforce reductions, which impacts less than 3 percent of the Company’s employees worldwide, and costs related to relocations that have been incurred as of December 31, 2006. As of December 31, 2006, approximately $0.8 million of the charge remains to be paid out and is expected to be paid out by March 31, 2007. For the employees who will not terminate until the first quarter of 2007 and, in accordance with FAS 146, exceed the minimum retention period (generally 60 days), as well as for remaining costs associated with employee relocation, facilities closures and moving related expenses, which will be recognized when the Company ceases to use the facility or as incurred, a remaining charge of approximately $0.3 million will be recognized through the first quarter of 2007, for a total charge of $2.2 million.

During the first quarter of 2006, management approved a restructuring plan for eliminating certain positions throughout the Company but focused on the sales and general and administrative functions. The resulting actions were intended to streamline and focus the Company’s efforts and more properly align its cost structure with its projected revenue streams. In accordance with SFAS 146, the Company recorded a charge of approximately $0.6 million in 2006 related to workforce reductions, which had been communicated to the impacted employees during the period. The total charge of $0.6 million consisted of severance and other employee termination benefits related to these workforce reductions, which comprised less than 1 percent of the Company’s employees worldwide. All payments related to these actions have been made as of December 31, 2006.

In 2005, we approved a restructuring plan for eliminating or relocating certain positions throughout the Company, but focused on the sales and general and administrative functions. The resulting actions were intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams. In accordance with SFAS 146, we recorded a charge of approximately $0.7 million for the year ended December 31, 2005. This charge consisted of severance and other employee termination benefits related to the workforce reductions which comprised less than 1 percent of the Company’s employees worldwide. All obligations related to these charges were paid or released by December 31, 2005. This charge was partially offset by a release of a remaining reserve that was recorded in 2004 related to the restructuring of the Network Systems segment discussed below, resulting in net restructuring charges for the year of $0.6 million.

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

Litigation Reserves and Payments

In 2006, there were no litigation reserves and payments or releases of prior reserves. In 2005, we released less than $0.1 million of the remaining reserves related to a distributor claim and a tentative settlement of an employment claim that were recorded in the second half of 2004.

In 2004, we recorded $21.0 million for litigation reserves and payments of which $20.8 million was related to the settlement of a patent infringement litigation matter whereby we entered into a settlement agreement with Avistar Communications, Inc. (“Avistar”) and Collaboration Properties, Inc., a wholly-owned subsidiary of Avistar (“CPI”). Under the terms of the settlement agreement, we paid Avistar a one-time amount of $27.5 million, and CPI agreed to dismiss all claims in the litigation with prejudice. In addition to the Settlement Agreement, we, Avistar and CPI entered into a patent cross-license agreement whereby non-exclusive, fully paid-up, worldwide patent licenses to the respective patent portfolios of each party and its subsidiaries were granted by us and our subsidiaries to Avistar and its subsidiaries, including CPI, and by Avistar and its subsidiaries to us and our subsidiaries. We incurred a one-time charge of $20.8 million in 2004 and recorded $6.7 million as a prepaid license. We expect to amortize this prepaid license through the third quarter of 2013, the expiration date of the patents under license.

Interest Income, Net

Interest income, net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts. Interest income, net of interest expense, was $21.2 million in 2006, $12.8 million in 2005 and $7.3 million in 2004.

Interest income increased in 2006 over 2005 primarily due to higher average investment returns, partially offset by lower average cash and investment balances due to our stock repurchase activity in 2006. Average interest rate returns on our cash and investments were 4.61% in 2006, compared to 2.80% in 2005.

Interest income increased in 2005 over 2004 due primarily to higher average interest rates, and to a lesser extent, increases in our average cash and investment balances. Average interest rate returns on our cash and investments were 2.80% in 2005, compared to 1.78% in 2004.

Interest income, net could fluctuate in 2007 due to movement in our cash balances and changes in market interest rates. We expect our cash balance to decrease as a result of the recent acquisition of Destiny and the anticipated acquisition of SpectraLink in 2007. The cash balance could decrease further depending upon the cash used in acquisitions, our stock repurchase activity and other factors.

Gain (loss) on Strategic Investments

For strategic reasons, we have made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. We evaluate a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At December 31, 2006 and 2005, these investments had a carrying value of $8.9 million and $5.9 million, respectively, and are recorded in “Other assets” in our Consolidated Balance Sheets.

In 2006 and 2005, we made additional investments in two private companies totaling $3.0 million and $0.5 million, respectively. In 2005, our investments were permanently written down $1.6 million, from original cost, which is reflected in “Gain (loss) on strategic investments” in the Consolidated Statements of Operations. There were no amounts permanently written down in 2004. In 2005, a privately held company in which we held an investment with a carrying value of $0.4 million was sold, resulting in gains of $4.5 million in 2005 and a gain of $0.2 million in 2006 when the final escrow was settled. These amounts are recorded in the Consolidated Statements of Operations in “Gain (loss) on Strategic Investments.”

Provision for Income Taxes

Our overall effective tax rates for 2006, 2005 and 2004 were 30.0%, 35.8% and 29.5%, respectively, which resulted in a provision for income taxes, including taxes related to discontinued operations, of $30.8 million, $34.9 million, and $14.8 million in 2006, 2005, and 2004, respectively. The decrease in the effective rate in 2006 versus 2005 was due primarily to the one-time tax impact of $7.5 million for the distribution we made in 2005 under the American Jobs Creation Act and reduced exposures to foreign cash taxes as a result of agreements on outstanding assessments. The increase in the effective rate in 2005 versus 2004 was related primarily to tax expense associated with the repatriation of foreign subsidiary earnings under the provisions of the American Jobs Creation Act of 2004, as discussed below, which was partially offset by the decrease in purchased in-process research and development, which is not deductible for tax purposes.

In December 2006, we resolved certain tax uncertainties in foreign tax jurisdictions that allowed us to release previously accrued taxes totaling $1.8 million.

As of December 31, 2006, we had approximately $8.6 million in tax credit carryovers and $2.2 million in capital loss carryforwards, as well as other deferred tax assets arising from temporary differences. See Note 16 of Notes to Consolidated Financial Statements.

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

Our future effective income tax rate depends on various factors, such as changes in tax legislation, accounting principles, or interpretations thereof, the geographic composition of our pre-tax income, non tax-deductible expenses incurred in connection with acquisitions, amounts of tax-exempt interest income and research and development credits as a percentage of aggregate pre-tax income, final resolution of the tax impact from the exercise of incentive stock options and the issuance of shares under the employee stock purchase plan, and the effectiveness of our tax planning strategies. We believe that our future effective tax rate may be more volatile as a result of these factors.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, which is our first quarter of 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

Segment Information

A description of our products and services, as well as annual financial data, for each segment can be found in the Business section of this Form 10-K and Note 17 of Notes to Consolidated Financial Statements. The results discussions below include the results of each of our segments for the years ended December 31, 2006, 2005 and 2004. Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and to allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, stock-based compensation costs, general and administrative costs, such as legal and accounting costs, acquisition-related costs, amortization and impairment of purchased intangible assets, purchased in-process research and development costs, restructuring costs, litigation reserves and payments, interest income, net, gain (loss) on strategic investments, and other expense, net.

Video Communications

	Year Ended December 31,			Increase From Prior Year
$ in thousands	2006	2005	2004	2006		2005
Revenue	$327,549	$278,431	$266,868	18%		4%
Contribution margin	$165,747	$136,277	$129,850	22%		5%
Contribution margin as % of video communications revenues	51%	49%	49%	2	pts	—

Revenues from our Video Communications segment for 2006 increased 18% over 2005, due primarily to increased sales volumes and higher average selling prices of our group video systems, which consisted primarily of our VSX product family.

Revenues from our Video Communications segment for 2005 increased 4% over 2004, due primarily to increased sales volumes of our group video systems, which consisted primarily of our VSX product family.

International revenues, or revenues outside of Canada and the U.S., accounted for 50%, 51% and 52% of our Video Communications segment revenues for 2006, 2005 and 2004, respectively. In 2006 and 2005, one channel partner accounted for 12% and 11%, respectively, of our total revenues for our Video Communications segment. No one customer accounted for 10% of our total revenues for our Video Communications segment in 2004.

The contribution margin as a percentage of Video Communications segment revenues was 51% in 2006 as compared to 49% in 2005. Contribution margins increased as a result of higher gross margins in 2006 as compared to 2005, as a result of higher average selling prices on our group video products, while engineering and direct marketing expenses remained flat as a percent of revenues, although increasing in absolute dollars in 2006 as compared to 2005.

The contribution margin as a percentage of Video Communications segment revenues was 49% in both 2005 and 2004. Contribution margins remained consistent as gross margins were essentially flat in 2005 as compared to 2004 for our video communications products and engineering and direct marketing expenses decreased by less than 1 percentage point as a percent of revenues, although increasing in absolute dollars in 2005 as compared to 2004.

Direct marketing and engineering spending in the Video Communications segment will fluctuate depending upon the timing of new product launches and marketing programs.

Voice Communications

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2006	2005	2004	2006		2005
Revenue	$188,004	$138,828	$107,721	35%		29%
Contribution margin	$81,885	$65,308	$49,558	25%		32%
Contribution margin as % of voice communications revenues	44%	47%	46%	(3	)pts	1	pt

Revenues from our Voice Communications segment for 2006 increased 35% over 2005 to $188.0 million, due primarily to increased sales volumes of our Voice-over-IP products and circuit switched products, and to a lesser extent, increases in our installed voice products.

Revenues from our Voice Communications segment for 2005 increased 29% over 2004 to $138.8 million, due primarily to increased sales volumes of our Voice-over-IP products and circuit switched products, and to a lesser extent, increases in our installed voice products.

International revenues, or revenues outside of Canada and the U.S., accounted for 35%, 29% and 30% of our total Voice Communications segment revenues for 2006, 2005 and 2004, respectively. The increase in international revenues in 2006 as compared to 2005 and 2004 reflects the increased adoption of VoIP in countries outside of the U.S. No one customer accounted for more than 10% of our total revenues for our Voice

Communications segment in 2006. In 2005 and 2004, one channel partner accounted for 11% and 10% of our total revenues, respectively, for our Voice Communications segment.

The contribution margin as a percentage of Voice Communications segment revenues was 44% in 2006 as compared to 47% in 2005. Contribution margins decreased primarily as a result of lower gross margins in 2006 as compared to 2005, as a result of increased Voice-over-IP product revenues which generally have a lower gross margin than our circuit switched and installed voice products. Engineering and direct marketing expenses also increased by approximately 1 percentage point as a percent of revenues and in absolute dollars in 2006 as compared to 2005.

The contribution margin as a percentage of Voice Communications segment revenues was 47% in 2005 as compared to 46% in 2004. Contribution margins remained fairly consistent as gross margins were essentially flat in 2005 as compared to 2004 for our voice communications products and engineering and direct marketing expenses decreased by less than 1 percentage point as a percent of revenues, although increasing in absolute dollars in 2005 as compared to 2004.

Direct marketing and engineering spending in the Voice Communications segment will fluctuate depending upon the timing of new product launches and marketing programs.

Network Systems

	Year Ended December 31,			Decrease From Prior Year
$ in thousands	2006	2005	2004	2006		2005
Revenue	$85,150	$94,203	$108,946	(10)%		(14)%
Contribution margin	$19,690	$31,391	$42,550	(37)%		(26)%
Contribution margin as % of network systems revenue	23%	33%	39%	(10	)pts	(6	)pts

Revenues from our Network Systems segment for 2006 decreased 10% over 2005 to $85.2 million, due primarily to decreased video and audio network systems revenues which were partially offset by increases in revenues from our network systems software products. Video network system revenues decreased primarily due to lower revenues from system upgrades and lower average selling prices on our video network systems, due in part to increased competition. Sales volumes of our video network systems increased in 2006 compared to 2005; however, this growth was more than offset by lower average selling prices. The decline in audio network systems revenues is due to lower sales volume in 2006 over 2005, primarily due to the timing of new product introductions and customer capacity requirements.

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

International revenues, or revenues outside of Canada and the U.S., accounted for 46%, 38% and 38% of total Network Systems revenues for 2006, 2005 and 2004, respectively. The increase in international Network Systems revenues as a percentage of Network Systems revenues for 2006 as compared to 2005 is due primarily to decreases of North America audio network system revenues on a year over year basis, while international sales increased in Europe and Asia in 2006 over 2005 and remained relatively flat in Latin America.

For 2006, 2005 and 2004, no one customer accounted for more than 10% of Network Systems segment product revenues. We believe it is unlikely that the loss of any one channel partner would have a long term material adverse effect on consolidated revenues as we believe end-users would likely purchase our network systems products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period. We sell our audio network systems directly to end users, and the revenues in this segment from end users are subject to more variability than our segment revenues from our reseller customers. The loss of one or more of the audio network system customers in the Network Systems segment could have a material negative impact on our Network Systems segment and consolidated revenues.

The decrease in contribution margin as a percentage of Network Systems segment revenues for 2006 as compared to 2005 is due primarily to lower gross margins and, to a lesser extent, increased engineering expenses in absolute dollars and as a percentage of revenues due to lower revenues. Direct marketing expenses were essentially flat in 2006 compared to 2005. Gross margins for Network Systems were lower in 2006 versus 2005 primarily due to lower average selling prices on video network systems and decreased audio network system revenues which typically have a higher gross margin due to their software content.

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

Services

	Year Ended December 31,			Increase From Prior Year
$ in thousands	2006	2005	2004	2006		2005
Revenue	$81,682	$69,197	$56,717	18%		22%
Contribution margin	$33,341	$23,872	$15,061	40%		59%
Contribution margin as % of service revenue	41%	34%	27%	7	pts	7	pts

Revenues from our Services segment for 2006 increased 18% over 2005 to $81.7 million, due primarily to an increase in video maintenance services as a result of amortization of deferred revenue associated with the first year of service on our VSX product line and increased video network systems services. These increases were partially offset by decreases in iPower-related services and, to a lesser extent, decreases in audio network systems maintenance services.

Revenues from our Services segment for 2005 increased 22% over 2004 to $69.2 million, due primarily to an increase in video maintenance services as a result of amortization of deferred revenue associated with the first year of service on our VSX product line and increased video network systems services and, to a lesser extent, increases in audio network systems maintenance services. These increases were partially offset by decreases in iPower-related services.

International revenues, or revenues outside of Canada and the U.S., accounted for 34%, 31% and 30% of total Service revenues for 2006, 2005 and 2004, respectively. International revenues increased in 2006 as compared to 2005 primarily as a result of increased service revenues associated with our video communications and network systems products in Europe, Asia Pacific, and to a lesser extent, Latin America. International revenues increased slightly in 2005 as compared to 2004 primarily as a result of increased service revenues in Europe, Asia Pacific, and to a lesser extent, Latin America, associated with our video communications and network systems products. No one customer accounted for more than 10% of our total revenues for our Services segment for 2006, 2005 or 2004.

Overall, the increase in the Services segment contribution as a percentage of Service segment revenues in 2006 versus 2005 is due primarily to increased gross margins more than offsetting increases in operating expenses. Service gross margins increased in 2006 as compared to 2005 as a result of revenue increasing at a faster pace than related service costs. Service gross margins in 2006 were also favorably impacted by the amortization of deferred revenue associated with the first year of service on our VSX and V500 products that was included in the product price and amortized over the twelve month period following shipment. This impact was due to increased volumes of these products in 2006 as compared to 2005. Effective July 1, 2006, we began to separately charge for the initial year of service for our video conferencing products rather than charging one combined price for the product and service. These actions may not have the desired result and, accordingly, could have an adverse impact on our product margins and profitability.

Overall, the increase in the Services segment contribution as a percentage of Services segment revenues in 2005 versus 2004 is due primarily to increased gross margins more than offsetting increases in operating expenses. Service gross margins increased for 2005 as compared to 2004 as a result of revenue increasing at a faster pace than related service costs and higher margins on network systems audio services. Service gross margins in 2005 were also favorably impacted by the amortization of deferred revenue associated with the first year of service on our VSX and V500 products that was included in the product price and amortized over the twelve month period following shipment. This impact was due to increased volumes of these products in 2005 as compared to 2004.

Liquidity and Capital Resources

As of December 31, 2006, our principal sources of liquidity included cash and cash equivalents of $316.4 million, short-term investments of $157.3 million and long-term investments of $102.1 million. Substantially all of our short-term and long-term investments are comprised of U.S. government securities, state and local government securities and corporate debt securities. See Note 7 of Notes to Consolidated Financial Statements. In addition, we have a $25.0 million line of credit with a bank which was unused at December 31, 2006; however, we do have outstanding letters of credit totaling approximately $1.5 million, of which $1.3 million are secured by this line of credit.

We generated cash from operating activities totaling $147.7 million in 2006, $117.4 million in 2005 and $79.6 million, net of a $27.5 million litigation settlement, in 2004. The increase in cash provided from operating activities in 2006 over 2005 was due primarily to increased net income and non-cash expenses, larger increases in accounts payable, taxes payable and other accrued liabilities and a smaller increase in inventories. Offsetting these positive effects were a larger increase in accounts receivable, smaller decrease in deferred taxes and an increase in prepaid expenses and other current assets. The increase in cash provided from operating activities in 2005 over 2004 was due primarily to increased net income and non-cash expenses, larger decreases in deferred taxes, larger increases in taxes payable and other accrued liabilities, smaller increases in accounts receivable and decreases in prepaid expenses and other current assets, which were partially offset by smaller increases in accounts payable and increases in inventories.

The total net change in cash and cash equivalents for the year ended 2006 was an increase of $127.1 million. The primary sources of cash were $147.7 million from operating activities, $87.3 million associated with the exercise of stock options and purchases under the employee stock purchase plan, $10.2 million for the excess tax benefit from stock based compensation and $9.1 million in proceeds from sales and maturities of investments, net of purchases. The primary uses of cash during this period were $103.6 million for purchases of our common stock and $23.5 million for purchases of property and equipment. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses and other items (such as depreciation, amortization, the provision for doubtful accounts, inventory write-downs for excess and obsolescence, non-cash stock based compensation, excess tax benefit from stock based compensation, gain from sale of discontinued operations, amortization of unearned stock-based compensation, gain on strategic investments, the purchase of in-process research and development and the tax benefits from the exercise of employee stock options), reductions in deferred taxes and net increases in accounts payable, taxes payable and other accrued liabilities. Offsetting the positive effect of these items were net increases in trade receivables, inventories and prepaid expenses and other assets. Our days sales outstanding, or DSO, metric was 39 days at December 31, 2006 as compared to 40 days at December 31, 2005. This decrease in DSO was due primarily to an improvement in revenue linearity in the last month of the quarter. We expect that DSO will continue to fluctuate, and in all likelihood, will increase as a result of fluctuations in revenue linearity, an increase in international receivables which typically have longer payment terms and increases in receivables from service providers and government entities who have longer payment terms of 45 and 60 days, respectively, compared to the normal 30 day terms. Inventory turns increased from 5.3 turns at December 31, 2005 to 6.0 turns at December 31, 2006. The increase in turns primarily reflects the increase in revenue levels outpacing the increase in inventories. We believe inventory turns will continue to fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a greater mix of ocean freight versus air freight to reduce freight costs. Additionally, payments we make for income taxes may increase during 2007 as our available net operating losses are depleted.

During the third quarter of 2006, we entered into foreign currency forward-exchange contracts, which typically mature in one month, to hedge the exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record on the balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on contracts are recorded as other income (expense), offsetting transaction gains and losses on the related assets and liabilities.

Additionally, commencing in the third quarter of 2006, we started a hedging program using forward-exchange contracts to hedge a portion of anticipated revenues and operating expenses denominated in the Euro and British Pound as well as operating expenses denominated in Israeli Shekels. At each reporting period, we record the fair value of our unrealized forward contracts on the balance sheet with related unrealized gains and losses as a component of accumulated other comprehensive income, a separate element of stockholders’ equity. Realized gains and losses associated with the effective portion of the forward-exchange contracts are recorded within revenue or operating expense, depending upon the underlying exposure being hedged. Any ineffective portion of a hedging instrument would be recorded as other income (expense).

On January 5, 2007, we completed our acquisition of Destiny. We paid $47.6 million in cash to Destiny shareholders and debtholders in connection with this acquisition. Approximately $5.2 million of the cash was placed into escrow to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties covered in the Reorganization Agreement or certain other events. Destiny shareholders may receive an additional $10 million of consideration over a two-year period, based on the achievement of certain financial milestones.

On February 7, 2007, we entered into a definitive agreement under which we will acquire SpectraLink Corporation (SpectraLink). Under the terms of the agreement, we have commenced a cash tender offer to purchase all of the outstanding shares of SpectraLink for $11.75 per share. This represents an enterprise value of approximately $220 million, which is net of existing cash and debt. The acquisition is expected to close in the first or second quarter of calendar year 2007. Upon the closing of the acquisition, we also expect to incur related transaction costs of approximately $8.0 million to $10.0 million.

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

From time to time, the Board of Directors has approved plans to purchase shares of our common stock in the open market. During the years ended December 31, 2006, 2005 and 2004, we purchased approximately 4.8 million, 11.4 million and 2.8 million shares, respectively, of our common stock in the open market for cash of $103.6 million, $184.0 million and $52.5 million, respectively. As of December 31, 2006, we were authorized to purchase up to an additional $15.7 million under the 2005 share repurchase plan.

At December 31, 2006, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $82.0 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Consolidated Financial Statements once goods or services have been received or at such time when we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit to secure the leases on some of our offices. These letters of credit total approximately $1.5 million and are secured by our credit facilities or cash deposits with our banks.

The table set forth below shows, as of December 31, 2006, the future minimum lease payments, net of estimated sublease income of $0.5 million through June 2007, due under our current lease obligations. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of December 31, 2006 are as follows (in thousands):

	Gross Minimum Lease Payments	Estimated Sublease Receipts	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long - Term Liabilities	Purchase Commitments
Year ending December 31,
2007	$11,814	$(519)	$11,295	$4,063	$—	$80,987
2008	8,201	(30)	8,171	2,428	432	1,051
2009	7,527	—	7,527	2,293	292	—
2010	7,766	—	7,766	2,126	500	—
2011	7,789	—	7,789	2,026	545	—
Thereafter	17,049	—	17,049	2,952	6,845	—

Total payments	$60,146	$(549)	$59,597	$15,888	$8,614	$82,038

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

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our process used to develop estimates, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, stock compensation costs, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements. See Note 1 of Notes to Consolidated Financial Statements for discussion of our accounting policies.

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

Deferred and Refundable Taxes

We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the Consolidated Statement of Operations. As of December 31, 2006, we have $39.2 million in net deferred tax assets. In order to fully utilize these deferred tax assets we need to generate sufficient amounts of future U.S. taxable income. We believe based upon our financial projections that it is more likely than not that we will generate sufficient future taxable income to utilize these assets and therefore, as of December 31, 2006, we have not established a valuation allowance against these assets.

Stock-based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values in accordance with SFAS 123(R). SFAS 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Our determination of fair value of share-based payment awards on the date of grant using the Black Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our Consolidated Statements of Operations.

Prior to the adoption of SFAS 123(R), we accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial

Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Consolidated Statements of Operations, other than as related to acquisitions, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

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

Goodwill and Purchased Intangibles

We assess the impairment of goodwill and other indefinite lived intangibles at least annually unless impairment indicators exist sooner. We assess the impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

If we determine that the carrying value of goodwill and other indefinite lived intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would typically measure any impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model.

In the fourth quarters of 2006, 2005 and 2004, we completed our annual goodwill impairment tests. The assessment of goodwill impairment was conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. Based on the results of these impairment tests, we determined that our goodwill assets were not impaired as of December 31, 2006, 2005 or 2004.

We assess our purchased intangibles for impairment on an ongoing basis. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted expected future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists, and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. Based on events in the fourth quarters of 2006 and 2005, we performed an assessment of our purchased intangibles and we determined that certain purchased intangible assets acquired as part of the Voyant acquisition had been impaired as of December 31, 2006 and 2005 and we recorded impairment charges of approximately $1.4 million and $1.9 million, respectively. Our intangible assets were not impaired as of December 31, 2004. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill and purchased intangible impairment tests.

Non-marketable Securities

We periodically make strategic investments in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. These investments had a carrying value of $8.9 million as of December 31, 2006, and were permanently written down by $1.6 million in 2005, which is reflected in “Gain (loss) on strategic investments” in the Consolidated Statements of Operations. There were no amounts permanently written down in 2006 or 2004.

Derivative Instruments

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For non-designated derivative instruments that do not require special hedge accounting under FAS 133, the gain or loss is recognized in earnings in the period of change. We do not hold or issue derivative financial instruments for speculative trading purposes. We enter into derivatives only with counterparties that are among the largest U.S. banks, ranked by assets, in order to minimize our credit risk.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective in the first quarter of our 2007 fiscal year. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 will be effective in the first quarter of our 2008 fiscal year with early adoption permitted. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our financial statements.

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

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents, held at December 31, 2006 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

Issuer	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$76,159	$76,050	$75,941	$75,832	$75,723
State and local governments	25,182	25,146	25,110	25,074	25,038
Corporate debt securities	158,883	158,655	158,427	158,199	157,972

Total	$260,224	$259,851	$259,478	$259,105	$258,733

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$76,050	$75,996	$75,941	$75,887	$75,832
State and local governments	25,146	25,128	25,110	25,092	25,074
Corporate debt securities	158,655	158,541	158,427	158,313	158,199

Total	$259,851	$259,665	$259,478	$259,292	$259,105

Foreign Currency Exchange Rate Risk

Prior to 2006, a substantial majority of our sales were denominated in United States dollars. Effective January 1, 2006, we commenced selling our products and services in certain of our European regions in Euros and in the United Kingdom in British Pounds, which has increased our foreign currency exchange rate fluctuation risk.

While we do not hedge for speculative purposes, as a result of our increasing exposure to foreign currency exchange rate fluctuations, we began purchasing forward exchange contracts to hedge our foreign currency exposure to the Euro, British Pound and Israeli Shekel in the third quarter of 2006. As of December 31, 2006, we had outstanding forward exchange contracts to sell 10.2 million Euros at 1.32088 and 3.4 million British Pounds at 1.95175, and buy 20.0 million Israeli Shekels at 4.20865. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in one month.

We also commenced a cash flow hedging program in the third quarter of 2006 to hedge a portion of anticipated revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekels. As of December 31, 2006, we had outstanding foreign exchange contracts to sell 5.2 million Euros at 1.28504 and 2.8 million British Pounds at 1.89219 and to buy 5.5 million Israeli Shekels at 4.3720. These forward exchange contracts, carried at fair value, typically have maturities of less than six months.

Based on our overall currency rate exposure at of December 31, 2006, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial effect on our financial position, results of operations and cash flows. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 and the financial statement schedules required by Item 15(a)(2) are included in pages F-1 to F-44 and S-2, respectively. The supplemental data called for by Item 8 is presented on page S-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

Management’s annual report on internal control over financial reporting

See “Management’s Report on Internal Control Over Financial Reporting” on page F-2.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors required by this item is included under the caption “Election of Directors” in our Proxy Statement for our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) and is incorporated herein by reference. The information regarding our current executive officers required by this item is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act required by this item is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement and is incorporated herein by reference. The information regarding our code of ethics, nominating committee and audit committee required by this item is included under the caption “Corporate Governance” in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation required by this item is included under the caption “Executive Compensation” in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding securities authorized for issuance under equity compensation plans required by this item is included under the caption “Executive Compensation—Equity Compensation Plan Information” in the 2007 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item is included under the caption “Ownership of Securities” in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons required by this item is included under the caption “Certain Relationships and Related Transactions” in the 2007 Proxy Statement and is incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” in the 2007 Proxy Statement and is incorporated in this Item 14 by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Financial Statements (see Item 8 above).

Polycom, Inc. Consolidated Financial Statements as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006.

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

Date: February 28, 2007

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

Signature	Title	Date

/s/ ROBERT C. HAGERTY Robert C. Hagerty	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 28, 2007

/s/ MICHAEL R. KOUREY Michael R. Kourey	Senior Vice President, Finance and Administration, Chief Financial Officer and Director (Principal Financial Officer)	February 28, 2007

/s/ LAURA J. DURR Laura J. Durr	Vice President, Worldwide Controller (Principal Accounting Officer)	February 28, 2007

/s/ BETSY S. ATKINS Betsy S. Atkins	Director	February 28, 2007

/s/ JOHN SEELY BROWN John Seely Brown	Director	February 28, 2007

/s/ DAVID G. DEWALT David G. DeWalt	Director	February 28, 2007

Signature	Title	Date

/s/ DURK I. JAGER Durk I. Jager	Director	February 28, 2007

/s/ JOHN A. KELLEY John A. Kelley	Director	February 28, 2007

/s/ STANLEY J. MERESMAN Stanley J. Meresman	Director	February 28, 2007

/s/ WILLIAM A. OWENS William A. Owens	Director	February 28, 2007

/s/ KEVIN T. PARKER Kevin T. Parker	Director	February 28, 2007

/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Director	February 28, 2007

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment of internal controls over financial reporting, management has concluded that, as of December 31, 2006 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

/s/ ROBERT C. HAGERTY	/s/ MICHAEL R. KOUREY
Robert C. Hagerty President and Chief Executive Officer	Michael R. Kourey Senior Vice President, Finance and Administration and Chief Financial Officer

February 26, 2007	February 26, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Polycom, Inc.:

We have completed integrated audits of Polycom, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Polycom, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the consolidated financial statements, in accordance with the adoption of SFAS 123(R), the Company changed the manner in which it accounts for share-based compensation in the year ended December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page F-2, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in

Report of Independent Registered Public Accounting Firm - Continued

accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California

February 26, 2007

POLYCOM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$316,368	$189,271
Short-term investments	157,345	88,191
Trade receivables, net of allowance for doubtful accounts of $2,272 and $2,208 in 2006 and 2005, respectively	79,057	69,419
Inventories	48,029	45,782
Deferred taxes	22,459	31,407
Prepaid expenses and other current assets	16,719	13,668

Total current assets	639,977	437,738
Property and equipment, net	39,426	35,293
Long-term investments	102,133	182,942
Goodwill	356,755	359,071
Purchased intangibles, net	12,935	20,332
Deferred taxes	16,746	17,070
Other assets	22,043	18,954

Total assets	$1,190,015	$1,071,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$53,602	$46,882
Accrued payroll and related liabilities	22,182	13,092
Taxes payable	58,092	60,784
Deferred revenue	40,227	37,908
Other accrued liabilities	39,780	32,832

Total current liabilities	213,883	191,498
Long-term deferred revenue	20,798	12,915
Other long-term liabilities	8,614	10,118

Total liabilities	243,295	214,531

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares Issued and outstanding: one share in 2006 and 2005	—	—
Common stock, $0.0005 par value:
Authorized: 175,000,000 shares Issued and outstanding: 89,467,995 shares in 2006 and 88,755,371 shares in 2005	43	43
Additional paid-in capital	907,811	826,262
Cumulative other comprehensive loss	(555)	(1,308)
Retained earnings	39,421	31,872

Total stockholders’ equity	946,720	856,869

Total liabilities and stockholders’ equity	$1,190,015	$1,071,400

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues
Product revenues	$600,703	$511,462	$483,535
Service revenues	81,682	69,197	56,717

Total revenues	682,385	580,659	540,252

Cost of revenues
Cost of product revenues (includes stock based compensation expense under SFAS 123(R) of $1,474 for the year ended December 31, 2006, and $0 for each of the years ended December 31, 2005 and December 31, 2004)	218,810	179,837	161,619
Cost of service revenues (includes stock based compensation expense under SFAS 123(R) of $1,734 for the year ended December 31, 2006, and $0 for each of the years ended December 31, 2005 and December 31, 2004)	43,114	39,680	37,092

Total cost of revenues	261,924	219,517	198,711

Gross profit	420,461	361,142	341,541

Operating expenses
Sales and marketing (includes stock based compensation expense under SFAS 123(R) of $6,768 for the year ended December 31, 2006, and $0 for each of the years ended December 31, 2005 and December 31, 2004)	169,828	142,719	120,699
Research and development (includes stock based compensation expense under SFAS 123(R) of $7,311 for the year ended December 31, 2006, and $0 for each of the years ended December 31, 2005 and December 31, 2004)	114,331	91,479	92,076
General and administrative (includes stock based compensation expense under SFAS 123(R) of $6,001 for the year ended December 31, 2006, and $0 for each of the years ended December 31, 2005 and December 31, 2004)	45,410	35,631	36,942
Acquisition-related costs	161	351	1,394
Purchased in-process research and development	—	300	4,600
Amortization and impairment of purchased intangibles	7,452	8,790	20,521
Restructure costs	2,410	633	1,387
Litigation reserves and payments	—	(93)	20,951

Total operating expenses	339,592	279,810	298,570

Operating income	80,869	81,332	42,971
Interest income, net	21,164	12,848	7,279
Gain (loss) on strategic investments	176	2,908	(12)
Other income (expense), net	540	(5)	(1,330)

Income from continuing operations before provision for income taxes	102,749	97,083	48,908
Provision for income taxes	30,825	34,722	14,332

Income from continuing operations	71,924	62,361	34,576
Income from discontinued operations, net of taxes	—	—	296
Gain from sale of discontinued operations, net of taxes	—	384	477

Net income	$71,924	$62,745	$35,349

Basic net income per share
Income per share from continuing operations	$0.81	$0.66	$0.36
Income per share from discontinued operations, net of taxes	—	—	—
Gain per share from sale of discontinued operations, net of taxes	—	—	—

Basic net income per share	$0.81	$0.66	$0.36

Diluted net income per share
Income per share from continuing operations	$0.80	$0.65	$0.35
Income per share from discontinued operations, net of taxes	—	—	—
Gain per share from sale of discontinued operations, net of taxes	—	—	—

Diluted net income per share	$0.80	$0.65	$0.35

Weighted average shares outstanding for basic net income per share	88,419	95,691	99,334
Weighted average shares outstanding for diluted net income per share	90,373	97,014	102,018

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Unearned Stock-based Compensation	Cumulative Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balances, December 31, 2003	99,349,703	$50	$871,383	$(249)	$224	$57,871	$929,279
Comprehensive income:
Change in unrealized gain on marketable securities	—	—	—	—	(2,108)	—	(2,108)
Net income	—	—	—	—	—	35,349	35,349

Total comprehensive income							33,241

Exchange of stock options for purchase acquisition	—	—	14,079	—	—	—	14,079
Exercise of stock options under stock option plan	2,239,081	—	28,604	—	—	—	28,604
Shares purchased under employee stock purchase plan	291,040	—	5,212	—	—	—	5,212
Purchase and retirement of common stock at cost	(2,763,500)	—	(21,653)	—	—	(30,892)	(52,545)
Amortization of stock-based compensation	—	—	—	214	—	—	214
Tax benefit from stock option activity	—	—	6,530	—	—	—	6,530

Balances, December 31, 2004	99,116,324	$50	$904,155	$(35)	$(1,884)	$62,328	$964,614

Comprehensive income:
Change in unrealized loss on marketable securities	—	—	—	—	539	—	539
Changes in cumulative translation adjustment	—	—	—	—	37	—	37
Net income	—	—	—	—	—	62,745	62,745

Total comprehensive income							63,321

Exercise of stock options under stock option plan	606,538	—	5,520	—	—	—	5,520
Shares purchased under employee stock purchase plan	412,509	—	5,938	—	—	—	5,938
Purchase and retirement of common stock at cost	(11,380,000)	(7)	(90,759)	—	—	(93,201)	(183,967)
Amortization of stock-based compensation	—	—	—	35	—	—	35
Tax benefit from stock option activity	—	—	1,408	—	—	—	1,408

Balances, December 31, 2005	88,755,371	$43	$826,262	$—	$(1,308)	$31,872	$856,869

Comprehensive income:
Change in unrealized loss on marketable securities	—	—	—	—	415	—	415
Changes in cumulative translation adjustment	—	—	—	—	326	—	326
Change in unrealized gain on hedging securities	—	—	—	—	12	—	12
Net income	—	—	—	—	—	71,924	71,924

Total comprehensive income							72,677

Issuance of stock for Circa acquisition earn-out	295,088	—	—	—	—	—	—
Exercise of stock options under stock option plan	4,831,655	2	81,079	—	—	—	81,081
Shares purchased under employee stock purchase plan	407,513	—	6,227	—	—	—	6,227
Purchase and retirement of common stock at cost	(4,821,632)	(2)	(39,247)	—	—	(64,375)	(103,624)
Stock-based compensation	—	—	23,288	—	—	—	23,288
Tax benefit from stock option activity	—	—	10,202	—	—	—	10,202

Balances, December 31, 2006	89,467,995	$43	$907,811	$—	$(555)	$39,421	$946,720

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$71,924	$62,745	$35,349
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of discontinued operations, net of taxes	—	(384)	(477)
Depreciation and amortization	21,035	20,720	19,971
Amortization and impairment of purchased intangibles	7,452	8,790	20,521
Provision for (benefit from) doubtful accounts	120	—	(210)
Provision for (benefit from) excess and obsolete inventories	1,306	(731)	(202)
Non-cash stock based compensation	23,288	—	—
Excess tax benefit from stock based compensation	(10,246)	—	—
Tax benefit from exercise of stock options	—	1,408	6,530
(Gain) loss on strategic investments	(176)	(2,908)	12
Amortization of unearned stock-based compensation	—	35	214
Purchase of in-process research and development	—	300	4,600
Loss on asset dispositions	116	367	513
Changes in assets and liabilities, net of the effect of acquisitions:
Trade receivables	(9,774)	(6,447)	(17,297)
Inventories	(3,568)	(16,290)	614
Deferred taxes	9,264	20,916	423
Prepaid expenses and other current assets	(4,783)	6,341	(2,837)
Accounts payable	6,720	209	8,324
Taxes payable	9,139	7,899	2,257
Other accrued liabilities	25,869	14,414	1,272

Net cash provided by operating activities	147,686	117,384	79,577

Cash flows from investing activities:
Purchases of property and equipment	(23,475)	(16,758)	(19,285)
Purchases of investments	(660,668)	(458,806)	(561,755)
Proceeds from sale and maturity of investments	669,812	631,673	556,453
Proceeds received from sale of discontinued operations	—	604	751
Net cash paid in purchase acquisitions	(188)	(8,648)	(94,993)

Net cash provided by (used in) investing activities	(14,519)	148,065	(118,829)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	87,304	11,458	33,816
Purchase and retirement of common stock	(103,620)	(183,967)	(52,545)
Excess tax benefit from stock based compensation	10,246	—	—

Net cash used in financing activities	(6,070)	(172,509)	(18,729)

Net increase (decrease) in cash and cash equivalents	127,097	92,940	(57,981)
Cash and cash equivalents, beginning of period	189,271	96,331	154,312

Cash and cash equivalents, end of period	$316,368	$189,271	$96,331

Supplemental disclosures of cash flow information:
Cash paid for interest	$288	$180	$228
Cash paid for income taxes	$13,439	$5,016	$6,101

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

Investments:

The Company’s short-term and long-term investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate debt securities. Investments are classified as short-term or long-term based on their original or remaining maturities and whether the securities represent the investment of funds available for current operations. Nearly all investments are held at a limited number of major financial institutions in the Company’s name. At December 31, 2006 and 2005 all of the Company’s investments were classified as available-for-sale and are carried at fair value based on quoted market prices at the end of the reporting period. Unrealized gains and losses are recorded as a separate component of cumulative other comprehensive income (loss) in stockholder’s equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net.

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

Guarantees:

Warranty

The Company provides for the estimated costs of product warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold. In the case of hardware manufactured by the Company, warranties generally start from the date of purchase and continue for one to three years depending on the product purchased. Software products generally carry a 90-day warranty from the date of purchase. The Company’s liability under warranties on software products is to provide a corrected copy of any portion of the software found not to be in substantial compliance with the agreed upon specifications. Factors that affect the Company’s warranty obligation include product failure rates, material usage and service delivery costs incurred in correcting product failures. The Company assesses the adequacy of the recorded warranty liabilities every quarter and makes adjustments to the liability if necessary.

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the Consolidated Balance Sheets, during the period are as follows (in thousands):

	December 31, 2006	December 31, 2005
Balance at beginning of year	$8,053	$8,823
Accruals for warranties issued during the year	12,830	11,029
Actual warranty charges incurred during the year	(12,823)	(11,799)

Balance at end of year	$8,060	$8,053

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on most of our products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Changes in deferred maintenance revenue, of which $34.0 million and $26.7 million is short-term and included as a component of “Deferred revenue” as of December 31, 2006 and 2005, respectively; and $18.3 million and $12.1 million is long-term and is included as a component of “Long-term deferred revenue” as of December 31, 2006 and 2005, respectively, on the Consolidated Balance Sheets, are as follows (in thousands):

	December 31, 2006	December 31, 2005
Balance at beginning of year	$38,741	$26,021
Additions to deferred maintenance revenue	85,688	73,497
Amortization of deferred maintenance revenue	(72,168)	(60,777)

Balance at end of year	$52,261	$38,741

The cost of providing maintenance services for the years ended December 31, 2006, 2005 and 2004 was $40.4 million, $37.3 million and $34.7 million, respectively.

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

Research and Development Expenditures:

Research and development expenditures are charged to operations as incurred and consist primarily of compensation costs, including stock compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Software development costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, which typically occurs when beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Advertising:

The Company expenses the production costs of advertising as the expenses are incurred. The production costs of advertising consist primarily of trade shows, magazine and radio advertisements, agency fees and other direct production costs. Advertising expense for the years ended December 31, 2006, 2005 and 2004 was $26.1 million, $26.1 million, and $13.8 million, respectively. Commencing in January 2005, the Company made a change to the co-op marketing program that has been provided to its channel partners that resulted in the co-op marketing funds generally being treated as a marketing expense rather than as a revenue reduction as it was in previous years.

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

Foreign Currency Translation:

The financial statements of the Company’s foreign subsidiaries that operate where the functional currency is the U.S. dollar are translated to U.S dollars at year-end exchange rates for monetary assets and liabilities while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation which is translated at historical rates. Foreign exchange gains and losses have not been significant to date and have been recorded in results of operations. The functional currency of DSTMedia Technology Co., Ltd. (DSTMedia), a wholly-owned subsidiary in China, is the Chinese Yuan (CNY). Adjustments resulting from translating the foreign currency financial statements of DSTMedia into the U.S. dollar are included as a separate component of “Cumulative other comprehensive income (loss).”

Derivative Instruments:

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a separate component of cumulative other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For derivative instruments that are not designated as accounting hedges, changes in fair value are recognized in earnings in the period of change. The Company does not hold or issue derivative financial instruments for speculative trading purposes. The Company enters into derivatives only with counterparties that are among the largest U.S. banks, ranked by assets, in order to minimize its credit risk.

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations, other than as related to acquisitions, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. Stock-based compensation expense related to acquisitions was less than $0.1 million and $0.2 million for the years ended December 31, 2005 and 2004, respectively.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $23.3 million, which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation costs to expense from the accelerated approach to the straight-line method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated approach while compensation expense for all share-based payment awards related to stock options and employee stock purchase rights granted subsequent to December 31, 2005 are recognized using the straight-line method. Compensation expense for all share-based payment awards related to performance shares granted subsequent to December 31, 2005 are recognized using the graded vesting method. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

Recent Pronouncements:

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

The Company recorded net income of $0.3 million in the year ended December 31, 2004, related to the results of operations of the Company’s network access product line. This was primarily related to the sale of the NetEngine-related inventories and is included in “Income (loss) from discontinued operations” on the Consolidated Statements of Operations. There was no activity for the years ended December 31, 2006 and 2005.

In accordance with the sale, Verilink paid the Company $0.6 million and $0.7 million related to ten percent of Verilink’s revenues from the sale of NetEngine products during the years ended December 31, 2005 and 2004, respectively. The Company recorded an after-tax gain of $0.4 million and $0.5 million as a result of these transactions during the years ended December 31, 2005 and 2004, respectively, which is included in “Gain from sale of discontinued operations” on the Consolidated Statements of Operations.

3. Business Combinations:

On August 25, 2005 the Company acquired DSTMedia Technology Co., Ltd. (“DSTMedia”). On January 5, 2004, the Company acquired Voyant Technologies, Inc. (“Voyant”). The details of each of these acquisitions are presented below. The following table summarizes the Company’s purchase price allocations related to its purchase business combination transactions at the time of acquisition (in thousands):

Acquisition Date	Acquired Company	Consideration Paid	In-process R&D Expense	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets
August 25, 2005	DSTMedia	$10,494	$300	$6,868	$2,200	$1,126
January 5, 2004	Voyant	125,170	4,600	71,531	32,200	16,839

Totals		$135,664	$4,900	$78,399	$34,400	$17,965

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

	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets	Unearned Stock-based Compensation
Balance at December 31, 2004	352,572	26,915	62,075	35
Add: Acquisition of DSTMedia	6,680	2,200	1,126	—
Less: Voyant escrow amount received	(68)	—	(190)	—
Less: Amortization	—	(6,930)	—	(35)
Less: Impairment	—	(1,860)	—	—
Subsequent fair value adjustments to assets acquired and liabilities assumed upon acquisition	(138)	—	396	—
Foreign currency translation	25	7	—	—

Balance at December 31, 2005	$359,071	$20,332	$63,407	$—
Less: Amortization	—	(6,091)	—	—
Subsequent fair value adjustments to assets acquired and liabilities assumed upon acquisition	(2,732)	—	2,544	—
Less: Impairment	—	(1,361)	—	—
Add: Additional consideration paid for DSTMedia	188
Foreign currency translation	228	55	—	—

Balance at December 31, 2006	$356,755	$12,935	$65,951	$—

DSTMedia Technology

On August 25, 2005, the Company acquired DSTMedia, a privately held video solutions company headquartered in Beijing, China. The aggregate consideration for the transaction was $10.5 million, comprised of $7.8 million in cash and $2.7 million in direct acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date with the assistance of an independent appraisal. The Company recorded approximately $6.9 million of goodwill, $2.2 million of identifiable intangible assets, $1.1 million of net tangible assets and $0.3 million of in-process research and development costs in connection with this acquisition. The primary reason for the acquisition and the factors that contributed to the recognition of goodwill relate to DSTMedia’s ability to enhance the Company’s position in China, Japan and other Asian countries to deliver video networking and low end video solutions. The $0.3 million allocated to in-process research and development was recorded in “Purchased in-process research and development” in the Consolidated Statements of Operations.

In accordance with SFAS 142, goodwill originating from the DSTMedia acquisition will not be amortized. In general, the goodwill is not deductible for tax purposes. Purchased intangible assets are being amortized on a straight-line basis over a period of two to five years. See Note 4 of Notes to Consolidated Financial Statements for additional information on goodwill and purchased intangibles.

DSTMedia shareholders may receive up to an additional $20.0 million of consideration through 2008, payable in cash, based on the achievement of certain financial milestones relating to the operating results of DSTMedia. In addition, DSTMedia shareholders were eligible to receive up to an additional $0.4 million of consideration one year following the closing of the acquisition if certain conditions are met. In the year ended December 31, 2006, the Company paid out $0.2 million in additional consideration related to this obligation. Any additional consideration paid to the DSTMedia shareholders would result in an increase in goodwill.

DSTMedia’s results of operations have been included in our results of operations since August 25, 2005 in the Company’s Video Communications and Network Systems segments. Pro forma results of operations have not been presented as the effects of this acquisition were not material on an individual basis.

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

Voyant’s results of operations have been included in our results of operations since January 5, 2004 in the Company’s Network Systems and Services segments.

4. Goodwill and Purchased Intangibles:

The following table presents details of the Company’s goodwill by segment (in thousands):

	Video Communications	Voice Communications	Network Systems Segment	Services Segment	Total
Balance at December 31, 2004	$241,279	$8,878	$47,444	$54,971	$352,572
Add: Goodwill acquired in the DSTMedia Acquisition	570	—	6,110	—	6,680
Less: Voyant escrow amount received	—	—	(68)	—	(68)
Less: Changes in fair value of liabilities assumed	—	—	(76)	(62)	(138)
Foreign currency translation	—	—	25	—	25

Balance at December 31, 2005	241,849	8,878	53,435	54,909	359,071
Add: Additional consideration paid for DSTMedia	17	—	171	—	188
Less: Changes in fair value of liabilities assumed	(2,254)	21	(167)	(332)	(2,732)
Foreign currency translation	2	—	226	—	228

Balance at December 31, 2006	$239,614	$8,899	$53,665	$54,577	$356,755

The fair value adjustments to assets acquired and liabilities assumed during the year ended December 31, 2006 resulted primarily from revisions to net cost estimates associated with the elimination of redundant facilities, release of certain other pre-acquisition tax contingencies upon settlement of the underlying tax matter and changes in estimates of the fair value of certain PictureTel and DSTMedia assets or liability recorded during the initial purchase price allocation. The increase during 2005 is primarily due to the acquisitions of DSTMedia.

The following table presents details of the Company’s total purchased intangible assets as of December 31 (in thousands):

	2006				2005
Purchased Intangible Assets	Gross Value	Accumulated Amortization	Impairment	Net Value	Gross Value	Accumulated Amortization	Impairment	Net Value
Core and developed technology	$43,578	$(34,887)	$(1,650)	$7,041	$43,578	$(31,206)	$(1,650)	$10,722
Patents	14,068	(12,225)	(1,361)	482	14,068	(11,195)	—	2,873
Customer and partner relationships	25,125	(21,921)	—	3,204	25,125	(21,201)	—	3,924
Trade name	3,021	(663)	(150)	2,208	3,021	(462)	(150)	2,409
Other	2,462	(2,402)	(60)	—	2,407	(1,943)	(60)	404

Total	$88,254	$(72,098)	$(3,221)	$12,935	$88,199	$(66,007)	$(1,860)	$20,332

In 2006, 2005 and 2004, the Company recorded amortization expense related to purchased intangibles of $6.1 million, $6.9 million and $20.5 million, respectively, which is included in “Amortization and impairment of purchased intangibles” in the Consolidated Statement of Operations.

Upon adoption of SFAS 142, the Company determined that a purchased trade name intangible of $0.9 million had an indefinite life as the Company expects to generate cash flows related to this asset indefinitely.

Consequently, this trade name is no longer amortized but is reviewed for impairment annually or sooner under certain circumstances.

In the fourth quarters of 2006 and 2005, the Company completed its annual goodwill impairment test outlined under SFAS 142 which requires the assessment of goodwill for impairment on an annual basis. The assessment of goodwill impairment was conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. The fair value was determined using an income approach whereby the fair value of the asset is based on the value of the cash flows that the asset can be expected to generate in the future. These estimated future cash flows were discounted at rates ranging from 14 to 17 percent to arrive at their respective fair values. Based on the results of this impairment test, the Company determined that its goodwill assets were not impaired during 2006 or 2005.

The Company evaluates its purchased intangibles for possible impairment on an ongoing basis. When impairment indicators exist, the Company performs an assessment to determine if the intangible asset has been impaired and to what extent. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. In the fourth quarter of 2006, we determined that there was a decline in the projected future cash flows from future products that will utilize the technology acquired in the acquisition and performed a formal assessment of the purchased intangibles acquired in the Voyant acquisition. Based on the results of the impairment test, the Company recorded an impairment charge of $1.4 million related to the core technologies and patents that were part of the intangible assets acquired as part of the Voyant acquisition. As a result of a decline in the projected future cash flows from the OCI product line due to its announced discontinuance in the fourth quarter of 2005, the related core and developed technology, trade name and non competition agreement intangibles which were acquired as part of the Voyant acquisition were written down to their fair values at December 31, 2005, which resulted in an impairment charge of $1.9 million in 2005. The impairment charges are recorded in “Amortization and impairment of purchased intangibles” in the Consolidated Statements of Operations. Amortization and impairment of intangibles is not allocated to the Company’s segments.

The estimated future amortization expense of purchased intangible assets as of December 31, 2006 is as follows (in thousands):

Year ending December 31,	Amount
2007	$4,666
2008	4,522
2009	1,020
2010	1,009
Thereafter	800

Total	$12,017

5. Acquisition-Related Costs and Liabilities:

For the years ended December 31, 2006, 2005 and 2004, the Company recorded a charge to operations of $0.2 million, $0.4 million and $1.4 million, respectively, for acquisition-related integration costs primarily related to the DSTMedia, Voyant and PictureTel acquisitions. These charges include outside financial advisory, legal and accounting services. These charges include the cost of actions designed to improve the Company’s combined competitiveness, productivity and future profitability and primarily relate to the elimination of redundant and excess facilities and workforce in the Company’s combined businesses and the elimination of redundant assets.

The following table summarizes the status of the Company’s acquisition-related liabilities and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits	Integration Costs, Merger Fees and Expenses
Balance at December 31, 2003	$25,687	$562	$153
Additions to the reserve	459	430	1,394
Release of reserve	(3,936)	(4)	—
Cash payments and other usage	(13,129)	(938)	(1,481)

Balance at December 31, 2004	9,081	50	66
Additions to the reserve	—	—	351
Release of reserve	(3)	(50)	—
Cash payments and other usage	(4,964)	—	(417)

Balance at December 31, 2005	4,114	—	—
Additions to the reserve	—	—	161
Release of reserve	(938)	—	—
Cash payments and other usage	(1,161)	—	(161)

Balance at December 31, 2006	$2,015	$—	$—

The Company had approximately $2.2 million of acquisition-related reserves classified as other long-term liabilities at December 31, 2005. There were no acquisition-related reserves classified as other long-term liabilities at December 31, 2006. Approximately $2.0 million and $1.9 million at December 31, 2006 and 2005, respectively, of acquisition-related reserves were classified as current liabilities.

Facility closings

In October 2006, the Company entered into a lease amendment for one of its facilities for which it had previously provided a restructuring reserve. The amended lease was at a reduced term which reduced the net future operating expenses related to the idle space. In addition, the Company was able to negotiate reduced local municipal taxes as well as decrease the amount of unoccupied space during the remainder of the lease term, which further reduced the net operating expenses related to the idle space. As a result of the amended agreement, the Company estimated that approximately $0.9 million of the restructuring reserve would no longer be required; therefore in October 2006, this amount was released from the restructuring reserve and recorded as a reduction in goodwill.

In June 2004, the Company entered into a termination agreement and related payment agreement for one of its leases, for which it had previously provided a restructuring reserve, which terminated the lease on all of the unoccupied space as of December 28, 2004. The agreement resulted in an overall reduction in the Company’s obligations and acceleration of the termination payments that were previously scheduled through 2008. As a result of these agreements, the Company estimated that approximately $3.9 million of the restructuring reserve would no longer be required; therefore in June 2004, this amount was released from the restructuring reserve and recorded as a reduction in goodwill.

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

Integration Costs, Merger Fees and Expenses

Merger-related transaction and period expenses for the years ended December 31, 2006, 2005 and 2004 of $0.2 million, $0.4 million and $1.4 million, respectively, principally consisted of financial advisory, accounting, legal and consulting fees, and other direct merger-related expenses incurred in the period.

6. Restructure Costs:

During the third quarter of 2006, management approved a restructuring plan for eliminating or relocating certain positions throughout the Company in order to consolidate certain functions into one location, as well as to relocate the Asia Pacific headquarters from Hong Kong to Singapore. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge of approximately $1.9 million in 2006 related to workforce reductions and relocations, which events had been communicated to the impacted employees or incurred during the period. The charge comprised of severance and other employee termination benefits related to these workforce reductions, which impacts less than 3 percent of the Company’s employees worldwide, and costs related to relocations that have been incurred as of December 31, 2006. As of December 31, 2006, approximately $0.8 million of the charge remains to be paid out and is expected to be paid out by March 31, 2007. For the employees who will not terminate until the first quarter of 2007 and, in accordance with FAS 146, exceed the minimum retention period (generally 60 days), as well as for remaining costs associated with employee relocation, facilities closures and moving related expenses, which will be recognized when the Company will cease to use the facility or as incurred, a remaining charge of approximately $0.3 million will be recognized through the first quarter of 2007, for a total charge of $2.2 million.

During the first quarter of 2006, management approved a restructuring plan for eliminating certain positions throughout the Company but focused on the sales and general and administrative functions. The resulting actions were intended to streamline and focus the Company’s efforts and more properly align its cost structure with its projected revenue streams. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge of approximately $0.6 million in 2006 related to workforce reductions, which had been communicated to the impacted employees during the period. The total charge of $0.6 million consisted of severance and other employee termination benefits related to these workforce reductions, which comprised less than 1 percent of the Company’s employees worldwide. All remaining payments related to these charges were made by the end of September 30, 2006.

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

All restructure charges were recorded in “Restructure costs” in the Consolidated Statements of Operations. The following table summarizes the status of the Company’s restructure reserves (in thousands):

	Severance and Related Benefits	Equipment	Total
Balance at December 31, 2003	$130	$—	$130
Additions to the reserve	1,050	337	1,387
Cash payments and other usage	(1,159)	(337)	(1,496)

Balance at December 31, 2004	21	—	21
Additions to the reserve	649	—	649
Release of reserve	(16)	—	(16)
Cash payments and other usage	(654)	—	(654)

Balance at December 31, 2005	—	—	—
Additions to the reserve	2,434	—	2,434
Release of reserve	(24)	—	(24)
Cash payments and other usage	(1,639)	—	(1,639)

Balance at December 31, 2006	$771	$—	$771

7. Investments:

The Company has investments in debt securities and also has strategic investments in private companies. The classification of these investments are as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at December 31, 2006:
Investments—Short-term:
U.S. government securities	$27,062	$2	$(50)	$27,014
State and local governments	25,113	—	(3)	25,110
Corporate debt securities	106,142	368	(1,289)	105,221

Total investments – short-term	$158,317	$370	$(1,342)	$157,345

Investments—Long-term:
U.S. government securities	$49,049	$1	$(123)	$48,927
State and local governments	—	—	—	—
Corporate debt securities	53,345	4	(143)	53,206

Total investments – long-term	$102,394	$5	$(266)	$102,133

Investments – privately—held companies	$8,900	$—	$—	$8,900

Balances at December 31, 2005:
Investments—Short-term:
U.S. government securities	$14,361	$3	$(74)	$14,290
State and local governments	18,775	—	—	18,775
Corporate debt securities	55,226	312	(412)	55,126

Total investments – short-term	$88,362	$315	$(486)	$88,191

Investments—Long-term:
U.S. government securities	$115,944	$9	$(950)	$115,003
State and local governments	1,000	—	(5)	995
Corporate debt securities	67,585	—	(641)	66,944

Total investments – long-term	$184,529	$9	$(1,596)	$182,942

Investments – privately—held companies	$5,900	$—	$—	$5,900

The following table summarizes the fair value and gross unrealized losses of our short and long-term investments with unrealized losses (in thousands), aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006 and 2005:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2006
U.S. government securities	$28,327	$(37)	$37,028	$(136)	$65,355	$(173)
State and local governments	2,232	(3)	—	—	2,232	(3)
Corporate debt securities	111,522	(1,396)	14,704	(36)	126,226	(1,432)

Total Investments	$142,081	$(1,436)	$51,732	$(172)	$193,813	$(1,608)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2005:
U.S. government securities	$39,411	$(391)	$79,910	$(633)	$119,321	$(1,024)
State and local governments	—	—	995	(5)	995	(5)
Corporate debt securities	41,431	(683)	40,088	(370)	81,519	(1,053)

Total Investments	$80,842	$(1,074)	$120,993	$(1,008)	$201,835	$(2,082)

Debt Securities

The Company’s short-term and long-term investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate debt securities. Investments, other than auction rate securities, are classified as short-term or long-term based on their original or remaining maturities and whether the securities represent the investment of funds available for current operations. Nearly all investments are held at a limited number of major financial institutions in the Company’s name. At December 31, 2006 and 2005, all of the Company’s investments were classified as available-for-sale and are carried at fair value based on quoted market prices at the end of the reporting period. Unrealized gains and losses are recorded as a separate component of cumulative other comprehensive income in stockholder’s equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net. During 2006 and 2005, the Company recorded gross realized gains of $2.9 million and $1.1 million and gross realized losses of $0.2 million and $0.5 million on the disposal of investments. During 2004, the Company recorded gross realized gains and gross realized losses of less than $0.1 million on the disposal of investments, respectively. The unrealized loss balances in government obligations and public corporate debt securities as of December 31, 2006 were primarily caused by interest rate increases. Because the Company has the ability and intent to hold these debt securities until a recovery of fair value, which may be at maturity, it does not consider these debt securities to be other-than-temporarily impaired at December 31, 2006.

The Company’s investment policy limits the concentration of its investments in debt securities to an unlimited amount of U.S. Government and U.S. Government Agencies, a maximum of 4% in a single issuer for all other corporate debt securities and a maximum of 10% in any single money market fund. The policy also limits the percent of our portfolio held in these instruments to a minimum of 20% in U.S. Government and U.S. Government Agencies and no more than 25% to 75% of other corporate debt instruments depending on the debt classification. All of the Company’s debt securities must be rated by both Standard and Poor’s and Moody’s and must have a high quality credit rating. Because of the nature of the Company’s investment policy, the Company does not monitor industry classification of the investments other than commercial bank issues. The Company is in compliance with its investment policy at December 31, 2006.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. The Company reviews these investments for impairment when events or changes in circumstances indicate that impairment may exist and makes appropriate reductions in carrying value, if necessary. The Company evaluates a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At December 31, 2006 and 2005, these investments had a carrying value of $8.9 million and $5.9 million, respectively, and are recorded in “Other assets” in the Consolidated Balance Sheets. During 2006 and 2005 the Company made investments in two privately held companies totaling $3.0 million and $0.5 million, respectively. A privately held company in which the Company held an investment with a carrying value of $0.4 million was sold, resulting in a gain of $4.5 million in 2005 and a gain of $0.2 million in 2006 when the final escrow was settled. The gain is recorded in the Consolidated Statements of Operations in “Gain (loss) on strategic investments.” During 2005, the Company determined that the value of its investment in private companies was impaired and reduced the carrying amount by $1.6 million, which is recorded in the Consolidated Statements of Operations in “Gain (loss) on strategic investments.” The Company determined that there was no impairment in 2006 and 2004.

8. Inventories:

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	December 31,
	2006	2005
Raw materials	$3,554	$2,741
Work in process	769	386
Finished goods	43,706	42,655

	$48,029	$45,782

9. Property and equipment, net:

Property and equipment, net, consist of the following (in thousands):

	Estimated useful Life	December 31,
		2006	2005
Computer equipment and software	3 to 5 years	$84,699	$77,309
Equipment, furniture and fixtures	1 to 5 years	28,328	24,269
Tooling equipment	3 years	10,525	11,667
Leasehold improvements	3 to 13 years	10,902	10,308

		134,454	123,553
Less: Accumulated depreciation and amortization		(95,028)	(88,260)

		$39,426	$35,293

10. Other Accrued Liabilities:

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Accrued expenses	$8,504	$7,268
Accrued Co-op expenses	7,870	5,146
Restructuring and acquisition related reserves	2,786	1,894
Warranty obligations	8,060	8,053
Sales tax payable	3,924	3,862
Employee stock purchase plan withholding	3,288	2,666
Other accrued liabilities	5,348	3,943

	$39,780	$32,832

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

The Company markets its products to distributors and end-users throughout the world. Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses. The expansion of Polycom’s product offerings may increase the Company’s credit risk as customers place larger orders for initial stocking orders. There can be no assurance that the Company’s credit loss experience will remain at or near historic levels. At December 31, 2006 and 2005, no single customer accounted for more than 10% of gross accounts receivable.

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

Standby Letters of Credit:

The Company has standby letters of credit totaling approximately $1.5 million which were issued to guarantee certain of the Company’s office lease obligations and other contractual obligations.

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

Leases:

The Company leases certain office facilities and equipment under noncancelable operating leases expiring between 2007 and 2017. As of December 31, 2006, the following future minimum lease payments, net of estimated sublease income are due under the current lease obligations. In addition to these minimum lease payments, the Company is contractually obligated under the majority of its operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. This table excludes leases expiring or subject to cancellation within twelve months subsequent to December 31, 2006 (in thousands):

	Gross Minimum Lease Payments	Estimated Sublease Receipts	Net Minimum Lease Payments
Year ending December 31,
2007	$11,814	$(519)	11,295
2008	8,201	(30)	8,171
2009	7,527	—	7,527
2010	7,766	—	7,766
2011	7,789	—	7,789
Thereafter	17,049	—	17,049

Total payments	$60,146	$(549)	$59,597

The company is currently headquartered in an approximately 50,000 square foot leased facility in Pleasanton, California. This facility accommodates the executive and administrative operations. The approximately 102,000 square foot leased facility in Milpitas, California houses research and development, manufacturing, marketing, sales and customer support operations for our voice communications business.

The majority of the video communications and service operations are located in an approximately 107,000 square foot leased facility in Andover, Massachusetts and an approximately 62,000 square foot leased facility in Austin, Texas. Network systems operations occupy approximately 47,000 square feet in Petach Tikva, Israel and 32,000 square feet in Atlanta, Georgia, which is also shared with the Company’s installed voice business. The audio network systems operations are located in an approximately 64,000 square foot leased facility located in Westminster, Colorado. In addition, the Company leases space in Burnaby, Canada for the VoIP development operation and in Burlington, Massachusetts for the advanced voice development operations.

The Company leases an approximately 55,000 square foot facility in Tracy, California for the North American and Latin American distribution center. Further, the Company utilizes space at the Company’s manufacturing contractor in Thailand and its European distribution contractors in the United Kingdom and Netherlands to provide Asian and European distribution and repair centers, respectively.

Within the U.S., the Company leases office space, primarily for sales offices in various metropolitan locations, including: Atlanta, Georgia; Chicago, Illinois; Herndon, Virginia; Irvine, California; New York, New York; and Dallas, Texas. Outside of the U.S, the Company leases offices in several countries, including Australia, Canada, China, France, Germany, Hong Kong, India, Israel, Japan, Korea, Mexico, Netherlands, Peru, Singapore, Spain, Thailand, and the United Kingdom. All facilities are leased pursuant to agreements that expire beginning in 2007 and extend out to 2017.

Rent expense, including the effect of any future rent escalations or rent holiday periods, is recognized on a straight-line basis over the term of the lease which is deemed to commence upon the Company gaining access and control of the facility. Rent expense for the years ended December 31, 2006, 2005 and 2004 was $18.3 million, $17.4 million and $17.8 million, respectively. The short-term deferred lease obligation included in other accrued liabilities was $0.4 million and $0.5 million as of December 31, 2006 and 2005, respectively. The long-term deferred lease obligation included in other long-term liabilities was $2.1 million and $2.2 million as of December 31, 2006 and 2005, respectively. In the event the Company does not exercise its option to extend the term of any of its leases, or if any of its leases expire, the Company will likely incur certain costs to restore the properties to conditions in place at the time of commencement of the lease. The Company is unable to estimate the fair value of these restoration costs as these costs cannot be determined until the end of the lease term and at times can be based on the landlord’s discretion and subsequent negotiations between the landlord and the Company.

13. Credit Arrangements:

The Company has available a $25 million revolving line of credit with a bank under an agreement dated December 3, 2005. Borrowings under the line are unsecured and bear interest at the bank’s prime rate (8.25% at December 31, 2006) or at the London interbank offered rate (LIBOR) plus 0.65% (approximately 5.32% to 5.36%, depending on the term of the borrowings at December 31, 2006). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. The line of credit expires on December 3, 2007.

As of December 31, 2006, there were no balances outstanding under the line of credit; however, the Company has outstanding letters of credit which total approximately $1.5 million at December 31, 2006, of which $1.3 million are secured by this line of credit. The Company was in compliance with all applicable financial covenants and restrictions for the periods presented.

14. Stockholders’ Equity:

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values. As a result of adopting SFAS 123(R), income before income taxes and net income for the year ended December 31, 2006 were $23.3 million lower and $16.3 million lower, respectively. The impact on both basic and diluted earnings per share for the year ended December 31, 2006 was a reduction of $0.18 per share. The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the year ended December 31, 2006 and its allocation within the Consolidated Statements of Operations (in thousands):

December 31, 2006
Cost of sales—product	$1,474
Cost of sales—service	1,734

Stock-based compensation expense included in cost of sales	3,208

Sales and marketing	6,768
Research and development	7,311
General and administrative	6,001

Stock-based compensation expense included in operating expenses	20,080

Stock-based compensation expense related to employee equity awards and employee stock purchases	23,288
Tax benefit	6,986

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$16,302

Prior to adopting FAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in our statements of cash flows. FAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting FAS 123(R), $10.2 million of excess tax benefits for the year ended December 31, 2006 have been classified as a financing cash inflow.

There was no stock-based compensation expense recognized for the years ended December 31, 2005 and 2004 except as it related to acquisitions. Stock-based compensation expense related to acquisitions was less than $0.1 million and $0.2 million for the years ended December 31, 2005 and 2004, respectively. Stock-based compensation expense is not allocated to segments because it is separately maintained at the corporate level.

Stock-based compensation expense, net of tax in the table above, includes the effects of new U.S. tax regulations effective in fiscal 2005 that require intercompany reimbursement of certain stock-based compensation expenses.

The Company elected not to capitalize any stock-based compensation during the year ended December 31, 2006 due to these amounts being immaterial.

Valuation Assumptions:

In connection with the adoption of SFAS 123(R), the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), SAB 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation expense (determined under a fair value method as prescribed by SFAS 123). The total estimated fair value of options vested in 2006 was $58.9 million. The weighted-average estimated fair value of employee stock options granted during the year ended December 31, 2006 was $7.05. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the year ended December 31, 2006 was $5.44 per share. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the straight-line attribution approach with the following weighted-average assumptions:

	December 31,2006
	Stock Options	Employee Stock Purchase Plan
Expected volatility	36.19%	38.49%
Risk-free interest rate	4.76%	4.88%
Expected dividends	0.0%	0.0%
Expected life (yrs)	3.70	0.49

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

As the stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

Stock Option Plans:

On June 2, 2004, shareholders approved the 2004 Equity Incentive Plan (“2004 Plan”) and reserved for issuance under the Plan 12,500,000 shares, plus all remaining available options from the terminated 1996 Stock Option Plan (“1996 Plan”). To the extent any shares would be returned to the 1996 Plan as a result of expiration, cancellation or forfeiture, those shares instead are added to the reserve of shares available under the 2004 Plan. In addition, the Company assumed 1,354,099 shares under Voyant’s 2000 Equity Incentive Plan following the completion of the Voyant acquisition in January 2004.

Under the terms of the 2004 Plan, options may not be granted at prices lower than fair market value at the date of grant. Under the 2004 Plan and prior terminated plans, options granted expire between seven and ten years from the date of grant and are only exercisable upon vesting. The Company settles employee stock option exercises with newly issued common shares.

Options granted under the 2004 Plan and unvested shares outstanding under prior terminated plans generally vest at 25% after completing one year of service to the Company and the remaining amount equally over 36 months until fully vested after four years.

Also available for grant under the 2004 Plan are performance shares. The Compensation Committee of the Board of Directors approved the issuance of performance shares under the 2004 Plan to officers and to certain other employees in February 2006 as a component of the Company’s broad-based equity compensation program. Performance shares represent a commitment by the Company to deliver shares of Polycom common stock at a future point in time, subject to the fulfillment by the Company of pre-defined performance criteria. The number of performance shares subject to vesting is determined at the end of a given performance period. If the performance criteria are deemed achieved, 50% of the performance shares will vest on the second anniversary of the grant date and the remaining 50% of the performance shares will vest on the third anniversary of the grant date.

Performance Shares:

During the year ended December 31, 2006, the Company’s Compensation Committee of the Board of Directors granted 558,000 target performance shares. During the year ended December 31, 2006, 32,390 target performance shares were forfeited, resulting in a balance of 525,610 target performance shares. For these grants, the performance period was from January 1, 2006 to December 31, 2006. Based upon the Company’s actual achievement of certain pre-defined revenue, non-GAAP operating income and/or non-GAAP net income targets during the performance period, the actual number of performance shares subject to vesting for the year ended December 31, 2006 was determined to be 608,474 shares. These performance shares will vest in two equal, annual installments, with 50% vesting on the second anniversary of the grant date and an additional 50% vesting on the third anniversary of the grant date.

The value of these target performance shares was based on the closing market price of the Company’s common stock on the date of the award. The total grant date fair value of the performance shares granted during the year December 31, 2006 was $9.8 million after estimated forfeitures. Stock-based compensation cost for performance shares for the year ended December 31, 2006 was $3.5 million. As of December 31, 2006, there was $6.3 million of total unrecognized stock-based compensation costs after estimated forfeitures related to nonvested performance shares granted under the 2004 Plan. That cost is expected to be recognized over an estimated weighted average amortization period of 2 years. The estimated stock compensation expense related to these target performance shares is based upon the outcome that is probable and is assessed quarterly based upon actual year to date performance and other factors. The final measurement of compensation expense will be based upon the grant date fair value for the actual outcome for the performance period. No performance shares vested during the year ended December 31, 2006. Stock-based compensation expense for performance shares is recognized using the graded vesting method.

Activity under the above plans is as follows:

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Avg Exercise Price	Weighted Avg Contractual Term (Years)	Aggregate Intrinsic Value
Balances, December 31, 2003	3,852,153	12,563,609	$17.18
Options reserved	13,854,099	—	—
Options granted	(5,676,379)	5,676,379	$19.77
Options exercised	—	(2,239,081)	$12.77
Options canceled	1,155,817	(1,155,817)	$19.78
Options expired	(42,479)	—	—

Balances, December 31, 2004	13,143,211	14,845,090	$18.63
Options granted	(3,896,720)	3,896,720	$16.68
Options exercised	—	(606,538)	$16.86
Options canceled	2,360,049	(2,360,049)	$21.75
Options expired	(667,915)	—	—

Balances, December 31, 2005	10,938,625	15,775,223	$18.05
Options granted	(1,678,054)	1,678,054	$21.17
Performance shares granted	(640,864)	—	—
Performance shares forfeited	32,390	—	—
Options exercised	—	(4,831,655)	$16.78
Options forfeited	756,785	(756,785)	$18.49
Options expired	(58,983)	—	—

Balances, December 31, 2006	9,349,899	11,864,837	$19.05

Options vested and expected to vest as of December 31, 2006(1)	—	11,045,569	$19.08	4.04	$134,276,565

(1)	Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $35.2 million, $4.7 million, and $20.6 million, respectively.

As of December 31, 2006, 2005 and 2004, 6,943,985, 9,001,494 and 7,228,429 outstanding options were exercisable at an aggregate average exercise price of $19.39, $18.76 and $19.23, respectively.

The options outstanding and currently exercisable by exercise price at December 31, 2006 are as follows:

	Options Outstanding				Options Currently Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.042-$15.21	1,320,774	2.85	$9.89		1,171,483		$9.41
$15.23-$16.70	676,333	4.62	$16.29		322,546		$16.52
$16.80-$16.80	2,193,075	5.59	$16.80		541,511		$16.80
$16.81-$17.47	632,202	3.39	$17.33		556,379		$17.37
$17.55-$17.75	1,266,688	4.70	$17.75		567,506		$17.75
$18.13-$19.00	763,478	5.79	$18.91		53,884		$18.61
$19.01-$19.32	1,201,239	2.39	$19.32		1,167,824		$19.32
$19.50-$21.92	1,215,701	5.18	$20.87		502,082		$20.40
$21.96-$23.50	1,794,454	2.89	$22.88		1,445,872		$22.98
$23.68-$50.13	800,893	4.14	$34.54		614,898		$36.52

	11,864,837	4.16	$19.05	$144.3	6,943,985	3.21	$19.39	$83.6

As of December 31, 2006, total compensation cost related to nonvested stock options not yet recognized was $28.3 million, which is expected to be recognized over the next 24 months on a weighted-average basis.

Prior to the Adoption of FAS 123(R):

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.”

Consistent with the disclosure provisions of SFAS 148, the Company’s net income and basic and diluted net income per share for years ended December 31, 2005 and 2004 would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
Net income—as reported	$62,745	$35,349
Add stock based compensation expensed during the period	35	214
Less stock based compensation expense determined under fair value based method, net of taxes of $7,051 and $8,305 respectively	(18,105)	(20,050)

Net income—pro forma	$44,675	$15,513

Basic net income per share—as reported	$0.66	$0.36
Basic net income per share—pro forma	$0.47	$0.16
Diluted net income per share—as reported	$0.65	$0.35
Diluted net income per share—pro forma	$0.46	$0.15

The weighted average fair value of options granted pursuant to the option plans for the years ended December 31, 2005 and 2004 was $6.91 and $9.65 per share, respectively. The weighted average fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan for the years ended December 31, 2005 and 2004 was $3.90 and $4.16 per share, respectively. The total fair value of shares vested for the years ended December 31, 2005 and 2004 was $24.8 million and $22.2 million, respectively. There were no performance shares issued prior to 2006. The fair value of each option grant was estimated on the date of grant using the multiple option approach and the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2005		2004
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	52.19%	30.40%	70.98%	48.99%
Risk-free interest rate	4.17%	3.65%	2.55%	1.35%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	3.43	0.49	3.25	0.94

Prior to fiscal 2006, the expected life and expected volatility of the stock options were based upon historical and other economic data trended into the future. Forfeitures of employee stock options were accounted for on an as-incurred basis.

Unearned Stock-based Compensation:

In connection with the acquisitions of Circa and ASPI, the Company recorded unearned stock-based compensation costs for unvested stock options assumed by the Company totaling $1.5 million which was recognized over the vesting period of the options. In connection with certain stock option grants during 1999, the Company recorded unearned stock-based compensation cost totaling $2.4 million which was recognized over the vesting period of the related options of three years. Amortization expense associated with unearned stock compensation totaled less than $0.1 million and $0.2 million in 2005 and 2004, respectively. All amortization of the unearned stock based compensation was complete by March 31, 2005.

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

Share Repurchase Program:

In August 2004, the Board of Directors approved plans to purchase up to 10 million shares of the Company’s common stock in the open market. As of December 31, 2005, under this prior plan, the Company had purchased approximately 4.8 million shares in the open market, for cash of $81.8 million. These shares of common stock have been retired and reclassified as authorized and unissued. On August 9, 2005, the Company announced that the Board of Directors had approved a share repurchase plan, which superseded the prior share repurchase plan, under which it would purchase shares with an aggregate value of up to $250 million in the open market from time to time. During the years ended December 31, 2006 and 2005, under both plans, the Company purchased 4.8 million and 11.4 million shares of common stock in the open market for cash of $103.6 million and $184.0 million, respectively. As of December 31, 2006, the Company was authorized to purchase up to an additional $15.7 million of shares in the open market under the 2005 share repurchase plan.

15. Employee Benefits Plans:

401(k) Plans:

The Company has a 401(k) Plan (the Polycom 401(k) Plan), which covers the majority of employees in the United States. Each eligible employee may elect to contribute to the Polycom 401(k) Plan, through payroll deductions, the lesser of 60% of their eligible compensation or $15,000 in 2006, subject to current statutory limitations. The Company does not offer its own stock as an investment option in the Polycom 401(k) Plan. The Company, at the discretion of the Board of Directors, may make matching contributions to the Polycom 401(k) Plan. The Company matches in cash 50% of the first 6% of compensation employees contribute to the Polycom 401(k) Plan, up to a certain maximum per participating employee per year. For fiscal years 2006, 2005 and 2004, the maximum Company cash match has been $1,500 per participating employee per year. The Polycom 401(k) Plan provides that employees who are projected to be age 50 or older by December 31, 2006 and who are have elected to contribute to the Polycom 401(k) Plan may also make a catch-up contribution of up to $5,000.

The Company’s contributions to the Polycom 401(k) Plan totaled approximately $1.2 million, $1.1 million and $1.1 million in 2006, 2005 and 2004, respectively.

Employee Stock Purchase Plan:

Under the Employee Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during 6 month offering periods with purchase dates at the end of each offering period (each January and July). The Company has reserved 7,500,000 shares of common stock for issuance under the plan. Shares are purchased through employees’ payroll deductions, up to a maximum of 20% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more than 5,000 shares per Offering or $25,000 worth of common stock in any one calendar year. During 2006, 2005, and 2004, 407,513, 412,509, and 291,040 shares were purchased at average per share prices of $15.28, $14.39 and $17.91, respectively. At December 31, 2006 there were 4,820,500 shares available to be issued under this plan.

Other Benefit Plans:

Under Israeli labor laws and agreements the Company is required to pay severance pay upon dismissal of an employee of the Company’s Israeli subsidiaries or upon termination of employment in specified circumstances. Commencing in May 2006, Israeli law established two periods, until April 30, 2006 (initial period) and from May 1, 2006 (remaining period). The Company’s severance pay for its employees in Israel is based upon length of service during the initial period and on amounts deposited during the remaining period. For the Initial period, the severance liability is based on the employee’s latest monthly salary multiplied by the number of years of employment in the initial period. For the remaining period, the Company is liable only for the funds deposited during the remaining period. The Company funds it’s obligation for both the initial and remaining periods through investments in insurance company and pension funds. All funds deposited for periods in the initial period are recorded as an asset on the Consolidated Balance Sheets. Funds deposited for periods in the remaining period are owned by the employee and as such, are not recorded as an asset on the Consolidated Balance Sheets. The net amount of severance pay charged against income totaled approximately $1.3 million, $1.1 million and $1.2 million in 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005 severance pay funded included in other assets was approximately $4.0 million and $3.5 million, respectively, and accrued severance pay included in “Other long-term liabilities” was approximately $6.5 million and $5.7 million, respectively.

The Company is also contributing funds on behalf of its Israeli employees to an individual insurance policy. This policy provides a combination of savings plan, insurance and severance pay benefits to the insured employee. It provides for payments to the employee upon retirement or death and secures a substantial portion of the severance pay, if any, to which the employee is legally entitled upon termination of employment. Each participating employee contributes an amount between 5.0% and 7.0% of the employee’s base salary subject to social contributions, and the employer contributes between 5.0% and 7.5% of the employee’s base salary subject to social contributions. All of the Company’s full-time Israeli employees participate in this benefit package. The net amount of insurance expense charged against income totaled approximately $0.7 million, $0.6 million and $0.5 million in 2006, 2005 and 2004, respectively. The Company also provides some employees with an education fund, to which each participating employee contributes an amount equal to 2.5% of the employee’s base salary subject to social contributions up to the statutory cap, and the employer contributes an amount equal to 7.5% of the employee’s base salary subject to social contributions up to the statutory cap. Education fund expenses charged against income totaled approximately $0.6 million, $0.6 million and $0.5 million in 2006, 2005 and 2004, respectively.

16. Income Taxes:

Income tax expense consists of the following (in thousands):

	Year ended December 31,
	2006	2005	2004
Current
U. S. Federal	$15,558	$17,491	$2,812
Foreign	2,843	4,066	4,491
State and local	3,170	3,574	1,001

Total current	21,571	25,131	8,304

Deferred
U. S. Federal	9,117	11,024	7,230
Foreign	(248)	(1,128)	(1,097)
State and local	385	(85)	339

Total deferred	9,254	9,811	6,472

Income tax expense	$30,825	$34,942	$14,776

Discontinued operations and sale thereof	$—	$220	$444
Continuing operations	30,825	34,722	14,332

Income tax expense	$30,825	$34,942	$14,776

The sources of income before the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
United States	$64,960	$59,584	$16,354
Foreign	37,789	38,103	33,771

Income before provision for income taxes	$102,749	$97,687	$50,125

The Company’s tax provision differs from the provision computed using statutory tax rates as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Federal tax at statutory rate	$35,962	$34,190	$17,544
State taxes, net of federal benefit	2,837	2,051	1,008
In-process research and development	—	—	1,320
Non-deductible share based compensation	2,546	—	—
Foreign income at tax rates different than U.S. rates	(7,586)	(8,247)	(4,545)
Release of foreign taxes accrued in previous years	(1,804)	—	—
Research and development tax credit	(925)	(818)	(824)
Dividend repatriation	—	7,505	—
Other	(205)	261	273

Tax provision	$30,825	$34,942	$14,776

The tax effects of temporary differences that give rise to the deferred tax assets (liabilities) are presented below (in thousands):

	2006	2005
Property and equipment, net, principally due to differences in depreciation	$2,043	$1,819
Capitalized research and development costs	4,880	5,554
Inventory	3,162	2,790
Restructuring reserves	380	679
Other reserves	15,497	15,923
Share based compensation	3,949	—
Net operating and capital loss carryforwards	889	10,853
Tax credit carryforwards	8,592	13,278
Investments	1,698	1,698

Deferred tax asset	41,090	52,594
Acquired intangibles	(1,885)	(4,117)

Net deferred tax asset	$39,205	$48,477

As of December 31, 2006, the Company has tax credit carryovers, and capital loss carryovers of approximately $8.6 million and $2.2 million, respectively. The tax credit carryforwards and capital loss carryovers begin to expire in 2007. A portion of the future utilization of the Company’s carryforwards is subject to certain limitations due to a change in ownership that occurred in 1998, 2001 and 2004. Deferred tax assets of approximately $8.4 million as of December 31, 2006 pertain to credit carryforwards resulting from the exercise of employee stock options.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 31, 2005, the cumulative amount of earnings upon which U.S. income tax has not been provided is approximately $29.2 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

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

In accordance with SFAS123(R), which the Company adopted on January 1, 2006, tax savings from expected future deductions based on the expense attributable to various stock option plans are reflected in the federal and state tax provisions for 2006. They are not reflected in those provisions for 2005 and 2004. The reduction of the income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were $10.2 million in 2006, $1.4 million in 2005 and $6.5 million in 2004.

The Company has been granted a beneficial tax status by the Israeli tax authorities for income earned in Israel. Under the terms, the company is eligible for significant tax rate reductions for several years following the first year in which the Company has Israeli taxable income after consideration of tax losses carried forward. The Company to date has realized tax savings of approximately $15.4 million. The reduced tax rates, as well as other tax benefits, are conditional upon the Company fulfilling the terms stipulated under the Israeli law for the Encouragement of Capital Investments of 1959. Failure to comply with these conditions may result in cancellation of the benefits in whole or in part.

In December 2006, the Company resolved certain tax uncertainties in foreign tax jurisdictions that resulted in the release of previously accrued taxes totaling $1.8 million.

17. Business Segment Information:

Polycom is a leading global provider of a line of high-quality, easy-to-use communications equipment that enables businesses, telecommunications service providers, and governmental and educational institutions to more effectively conduct video, voice, data and web communications. The Company’s offerings are organized along four product lines: Video Communications, Voice Communications, Network Systems, and Services, which are also considered its segments for reporting purposes. The segments are determined in accordance with how management views and evaluates the Company’s business and based on the criteria as outlined in FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company previously aggregated Video Communications and Voice Communications into one segment called Communications. In the fourth quarter of 2006, the underlying economic characteristics of these segments no longer met the aggregation criteria and, accordingly, all periods have been reclassified to conform to the current period presentation. A description of the types of products and services provided by each reportable segment is as follows:

Video Communications Segment

Video Communications includes a wide range of video conferencing collaboration products from entry level to professional high definition products to meet the needs of any meeting room, from small offices to large boardrooms and auditoriums.

Voice Communications Segment

Voice Communications includes a wide range of voice communications products that enhance business communications in the conference room, on the desktop and in mobile applications.

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

Segment Data

The results of the reportable segments are derived directly from Polycom’s management reporting system. The results are based on Polycom’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution margin as defined below.

Asset data, with the exception of inventory, is not reviewed by management at the segment level. All of the products and services within the respective segments are generally considered similar in nature, and therefore a separate disclosure of similar classes of products and services below the segment level is not presented.

Financial information for each reportable segment is as follows as of and for the fiscal years ended December 31, 2006, 2005 and 2004 (in thousands):

	Video Communications	Voice Communications	Network Systems	Services	Total
2006:
Revenue	$327,549	$188,004	$85,150	$81,682	$682,385
Contribution margin	165,747	81,885	19,690	33,341	300,663
Inventory	19,997	16,214	6,545	5,293	48,029

2005:
Revenue	$278,431	$138,828	$94,203	$69,197	$580,659
Contribution margin	136,277	65,308	31,391	23,872	256,848
Inventory	22,078	13,121	5,560	5,023	45,782

2004:
Revenue	$266,868	$107,721	$108,946	$56,717	$540,252
Contribution margin	129,850	49,558	42,550	15,061	237,019
Inventory	11,635	5,142	4,921	6,106	27,804

Segment contribution margin includes all product line segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, general and administrative costs, such as legal and accounting, stock-based compensation costs, acquisition-related costs, amortization and impairment of purchased intangible assets, purchased in-process research and development costs, litigation reserves and payments, restructuring costs, interest income, net, gain (loss) on strategic investments, and other expense, net.

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Segment contribution margin	$300,663	$256,848	$237,019
Corporate and unallocated costs	(186,079)	(165,535)	(145,195)
Stock-based compensation	(23,288)	—	—
Effect of stock-based compensation cost on warranty expense	(404)	—	—
Acquisition related-costs	(161)	(351)	(1,394)
Purchased in-process research and development charges	—	(300)	(4,600)
Amortization and impairment of purchased intangibles	(7,452)	(8,790)	(20,521)
Restructure costs	(2,410)	(633)	(1,387)
Litigation reserves and payments	—	93	(20,951)
Interest income, net	21,164	12,848	7,279
Gain / (loss) on strategic investments	176	2,908	(12)
Other income (expense), net	540	(5)	(1,330)

Total income from continuing operations before provision for income taxes	$102,749	$97,083	$48,908

The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
United States	$365,132	$324,701	$300,776
Canada	22,400	16,290	11,039

Total North America	387,532	340,991	311,815

Europe, Middle East and Africa	151,374	121,060	108,637
Asia	123,192	103,431	108,056
Caribbean and Latin America	20,287	15,177	11,744

Total International	294,853	239,668	228,437

Total revenue	$682,385	$580,659	$540,252

No individual country outside the United States accounted for more than 10% of the Company’s revenues in 2006, 2005 or 2004.

The percentage of total revenues by segment were as follows:

	Year ended December 31,
	2006	2005	2004
Video Communications	48%	48%	49%
Voice Communications	28%	24%	20%
Network Systems	12%	16%	20%
Services	12%	12%	11%

Total revenue	100%	100%	100%

One customer accounted for 10% of the Company’s revenues in 2006. No one customer accounted for more than 10% of the Company’s revenues in 2005 or 2004.

The Company’s fixed assets, net of accumulated depreciation, are located in the following geographical areas (in thousands):

	December 31,
	2006	2005
North America	$32,566	$29,155
Israel	2,022	2,527
Europe, Middle East and Africa	2,105	1,943
Other	2,733	1,668

Total	$39,426	$35,293

18. Net Income Per Share Disclosures:

A reconciliation of the numerator and denominator of basic and diluted net income per share from continuing operations is provided as follows (in thousands, except per share amounts):

	Year ended December 31,
	2006	2005	2004
Numerator—basic and diluted net income per share from continuing operations:
Net income from continuing operations	$71,924	$62,361	$34,576

Denominator—basic net income per share from continuing operations:
Weighted average common stock outstanding	88,419	95,691	99,334

Total shares used in calculation of basic net income per share from continuing operations	88,419	95,691	99,334

Basic net income per share from continuing operations	$0.81	$0.66	$0.36

Denominator—diluted net income per share from continuing operations:
Denominator—shares used in calculation of basic net income per share from continuing operations	88,419	95,691	99,334
Effect of dilutive securities:
Common stock options	1,954	1,323	2,684

Total shares used in calculation of diluted net income per share from continuing operations	90,373	97,014	102,018

Diluted net income per share from continuing operations	$0.80	$0.65	$0.35

In 2006, 2005 and 2004, 3,751,089, 11,180,156 and 3,999,591, respectively, of potentially dilutive securities such as stock options and stock subject to repurchase were excluded from the denominator in the computation of “Diluted net income per share from continuing operations” because the option exercise price was greater than the average market price of the common stock.

19. Hedging:

The Company maintains a foreign currency risk management strategy that protects the economic value of the Company from the possible effects of currency fluctuations. This exposure is monitored and managed by the Company as an integral part of its overall risk-management program. The Company’s foreign exchange risk management program focuses on the unpredictability of the foreign exchange markets and seeks to reduce the potentially adverse effect that currency volatility could have on its operating results.

Non-Designated Hedges

The Company hedges its net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that the Company’s earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as other income (expense), net. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged.

Commencing in the third quarter of 2006, the Company entered into foreign exchange forward contracts denominated in Euros, British Pounds and Israeli Shekels. These hedges do not require special hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133). At each reporting period, the fair value of the Company’s forward contracts is recorded on the balance sheet, and any fair value adjustments are recorded in other income (expense), net, and are offset by the corresponding gains and losses on foreign currency denominated assets and liabilities. Fair values of foreign exchange forward contracts are determined using quoted market forward rates. The Company does not enter into foreign currency forward contracts for trading or speculative purposes.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at December 31, 2006 of the outstanding non-designated hedges, all of which mature in 40 days or less from original purchase date (foreign currency and dollar amounts in thousands):

	Foreign Currency	USD Equivalent	Positions
Euro	2,730	$3,586	Buy
Euro	7,507	$9,936	Sell
British Pound	3,350	$6,538	Sell
Israeli Shekel	20,045	$4,763	Buy

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in net gains of less than $0.8 million and $0.2 million for the years ended December 31, 2006 and 2005, respectively, and a net loss of $0.7 for the year ended December 31, 2004.

Cash Flow Hedges

In the third quarter of 2006, the Company commenced use of foreign exchange forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. All foreign exchange contracts are carried at fair value and the maximum duration of foreign exchange forward contracts do not exceed thirteen months. Cash flow exposures result from portions of the Company’s forecasted revenues and operating expenses being denominated in currencies other than the U.S. dollar, primarily the Euro, British Pound and Israeli Shekel. It is the Company’s policy to enter into foreign exchange contracts to hedge a portion of forecasted revenue and operating expenses that can be confidently quantified and arise from its normal course of business and, accordingly, they are not speculative in nature.

To receive hedge accounting treatment under SFAS 133, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The Company records effective spot to spot changes in these cash flow hedges in cumulative other comprehensive income (loss) until the forecasted transaction occurs. As of December 31, 2006, the Company estimated that all of the existing gains, which are less than $0.1 million, will be reclassified into revenue and operating expenses from accumulated other comprehensive income (loss) within the next twelve months.

The following table summarizes the derivative-related activity in Cumulative other comprehensive loss (amounts in thousands and not tax effected):

Year Ended December 31, 2006
Balance at September 1, 2006 (inception)	$—
Net losses reclassified into earnings for revenue hedges	(288)
Net gains reclassified into earnings for operating expense hedges	182
Net increase in fair value of cash flow hedges	118

Balance at December 31, 2006	$12

When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue or operating expense depending upon the transaction being hedged. During the year ended December 31, 2006, net losses of $0.3 million and net gains of $0.2 million were reclassified from cumulative other comprehensive income (loss) to revenue and operating expense, respectively. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be reclassified from cumulative other comprehensive income (loss) to other income (expense) on the consolidated statement of operations at that time. For the year ended December 31, 2006, there were no such net gains or losses recognized in other income (expense) relating to hedges of forecasted transactions that did not occur.

The Company evaluates hedging effectiveness prospectively and retrospectively and records any ineffective portion of the hedging instruments in other income (expense) on the consolidated statement of operations. The Company did not incur any net gains or losses for cash flow hedges due to hedge ineffectiveness during the year ended December 31, 2006. The time value of derivative instruments is excluded from effectiveness testing and is recorded in other income (expense) each period over the life of the contract. Other income (expense) for the year ended December 31, 2006 included less than $0.1 million net gains representing the excluded time value component of the purchased forward contracts.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at December 31, 2006 of the outstanding cash flow hedges, all of which are carried at fair value and have maturities of less than 180 days (foreign currency and dollar amounts in thousands):

	Foreign Currency	USD Equivalent	Positions
Euro	1,100	$1,414	Buy
Euro	4,100	$5,269	Sell
British Pound	1,300	$2,460	Buy
British Pound	1,500	$2,838	Sell
Israeli Shekel	5,500	$1,258	Buy

As of December 31, 2006, the Company had a derivative asset of $0.2 million included in “Prepaid expenses and other current assets” and a derivative liability of $0.3 million included in “Other accrued liabilities” in its Consolidated Balance Sheets.

20. Subsequent Event:

On January 5, 2007, the Company completed its acquisition of Destiny Conferencing Corporation (Destiny), a privately held telepresence solutions company headquartered in Dayton, Ohio, pursuant to the terms of an Agreement and Plan of Reorganization, or Reorganization Agreement, dated as of January 5, 2007. Destiny designs and manufactures immersive telepresence solutions. Destiny’s telepresence solution already incorporates the Company’s videoconferencing products and is the basis of its RPX™ telepresence offering.

Pursuant to the Reorganization Agreement, Destiny shareholders and debtholders received $47.6 million in cash. Approximately $5.2 million of the cash was placed into escrow to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties covered in the Reorganization Agreement or certain other events. Destiny shareholders may receive an additional $10 million of consideration over a two-year period, based on the achievement of certain financial milestones. Destiny will be reported as part of the Company’s Video Communications and Services segments.

On February 7, 2007, the Company entered into a definitive agreement pursuant to which it plans to acquire SpectraLink Corporation (SpectraLink). SpectraLink designs, manufactures and sells on-premises wireless telephone systems to customers worldwide that complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink wireless telephone systems increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace. SpectraLink will be reported as part of the Company’s Voice Communications and Services segments. Under the terms of the agreement, the Company has commenced a cash tender offer to purchase all of the outstanding shares of SpectraLink for $11.75 per share. This represents an enterprise value of approximately $220 million, which is net of existing cash and debt. The acquisition, which has been approved by the boards of directors of both companies, is also subject to a number of customary closing conditions, including obtaining applicable regulatory approvals. The board of directors of SpectraLink has unanimously recommended that the stockholders of SpectraLink accept the offer. The acquisition is expected to close in the first or second quarter of calendar year 2007.

POLYCOM, INC.

SUPPLEMENTARY FINANCIAL DATA

(Unaudited)

(in thousands, except per share amounts)

	2005				2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$137,518	$142,685	$144,404	$156,052	$157,713	$164,955	$173,208	$186,509
Gross profit	$86,511	$89,033	$90,007	$95,591	$97,224	$101,528	$106,805	$114,904
Net income	$16,398	$19,992	$17,090	$9,265	$14,032	$15,003	$17,126	$25,763
Basic net income per share	$0.17	$0.21	$0.18	$0.10	$0.16	$0.17	$0.19	$0.29
Diluted net income per share	$0.16	$0.20	$0.18	$0.10	$0.16	$0.17	$0.19	$0.28

S-1

FINANCIAL STATEMENT SCHEDULE—SCHEDULE II

POLYCOM, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2006
Allowance for doubtful accounts	$2,208	$59	$5	$2,272
Sales returns and allowances	$22,410	$40,320	$(41,580)	$21,150
Year ended December 31, 2005
Allowance for doubtful accounts	$2,330	$—	$(122)	$2,208
Sales returns and allowances	$15,087	$30,688	$(23,365)	$22,410
Year ended December 31, 2004
Allowance for doubtful accounts	$2,509	$65	$(244)	$2,330
Sales returns and allowances	$10,968	$19,711	$(15,592)	$15,087

S-2

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of November 21, 2003, by and among Polycom, Inc., Voyager Acquisition Corporation and Voyant Technologies, Inc. (which is incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed by the Registrant with the Commission on January 16, 2004).

2.2	Agreement and Plan of Merger, dated as of February 7, 2007, by and among Polycom, Inc., Spyglass Acquisition Corporation and SpectraLink Corporation (which is incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed by the Registrant with the Commission on February 8, 2007).

3.1	Restated Certificate of Incorporation of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 18, 2003).

3.2	Amended and Restated Bylaws of Polycom, Inc., as amended effective December 13, 2005 (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 15, 2005).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock certificate (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-02296) filed with the Commission on March 12, 1996 (the “1996 S-1”)).

4.3	Amended and Restated Investor Rights Agreement, dated May 17, 1995, among the Registrant and the Investors named therein (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s 1996 S-1).

4.4	Preferred Shares Rights Agreement dated as of July 15, 1998 and as amended March 2, 2001, between Polycom, Inc. and Fleet Bank, N.A. F/K/A BankBoston N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights Attached thereto as Exhibits A, B and C, respectively (which is incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed with the Commission on March 2, 2001).

10.1*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (which is incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2005).

10.2*	The Registrant’s 1996 Stock Incentive Plan, as amended (which is incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2006).

10.3*	The Registrant’s Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-126819, filed with the Commission on July 22, 2005).

10.4	ViaVideo Communications, Inc. 1996 Stock Option/Stock Issuance Plan and related agreements (which are incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-45351).

10.5	Lease Agreement by and between the Registrant and Trinet Essential Facilities XXVI, dated December 1, 1999, regarding the space located at 1565 Barber Lane, Milpitas, California (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2000).

10.6	Lease Agreement by and between the Registrant and WJT, LLC, dated February 19, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2001).

10.7*	Accord Networks Ltd. 1995 Employee Share Ownership and Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

Exhibit No.	Description
10.8*	Accord Networks Ltd. Share Ownership and Option Plan (2000) and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.9*	Accord Networks Ltd. 2000 Share Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.10	Accord Networks Ltd. 2000 Non-Employee Director Stock Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.11	Circa Communications, Ltd Stock Option Plan and related agreements (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-59820) filed with the Commission on April 30, 2001).

10.12*	Form of Change of Control Severance Agreement with the Chief Executive Officer and Chief Financial Officer of the Registrant, effective as of March 28, 2001 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 16, 2001).

10.13*	Form of Change of Control Severance Agreement with management of the Registrant other than the Chief Executive Officer and Chief Financial Officer, effective as of March 28, 2001 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 16, 2001).

10.14	Amendment No. 1 to Lease by and between the Registrant and WJT, LLC, dated October 5, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2002).

10.15	PictureTel Corporation 1998 Acquisition Stock Option Plan and form of Non-Statutory Stock Option (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-72544) filed with the Commission on October 31, 2001).

10.16	Polycom, Inc. 2001 Nonstatutory Stock Option Plan and form of agreement thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2001).

10.17	Atlanta Signal Processors, Incorporated 1997 Incentive Stock Plan and forms of Stock Option Grant, Exercise Agreement and Employee Shareholder Agreement (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-76312) filed with the Commission on January 4, 2002).

10.18*	Amended Summary and Rescission of Arrangement between the Registrant and Robert C. Hagerty (which is incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 18, 2003).

10.19*	Form of Severance Agreement between the Registrant and Robert C. Hagerty (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

10.20*	Summary of Arrangement between the Registrant and its Senior Executive Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

10.21*	Polycom, Inc. 2004 Equity Incentive Plan, as amended (which is incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2006).

Exhibit No.	Description
10.22*	Form of Non-employee Director Nonqualified Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.23*	Form of Non-officer Employee Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).
10.24*	Form of Officer Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.25*	Performance Bonus Plan (which is incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 31, 2005).

10.26	Lease Termination Agreement, dated as of June 18, 2004, by and among I&G Minuteman, L.L.C., PictureTel Corporation and Polycom, Inc. (which is incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 30, 2004)

10.27	Settlement Agreement, made and entered into as of November 12, 2004, by and between Polycom, Inc. and Avistar Communications Corporation, together with its wholly-owned subsidiary Collaboration Properties, Inc. (which is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2005).

10.28*	Form of Officer Performance Share Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Commission on February 13, 2007).

10.29*	Form of Non-officer Performance Share Agreement (which is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Commission on February 13, 2007).

10.30*	Amendment to Polycom, Inc. 2004 Equity Incentive Plan effective as of February 7, 2007 (which is incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant with the Commission on February 13, 2007).

10.31*	Form of Non-employee Director Restricted Stock Agreement (which is incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed by the Registrant with the Commission on February 13, 2007).

21.1(1)	Subsidiaries of the Registrant.

23.1(1)	Consent of Independent Registered Public Accounting Firm.

24.1(1)	Power of Attorney (included on pages 68 and 69 of this Annual Report on Form 10-K).

31.1(1)	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed herewith.