Form 10-Q
period 2007-03-31
POLYCOM INC
filed 2007-05-08
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

There were 91,688,755 shares of the Company’s Common Stock, par value $.0005, outstanding on April 30, 2007.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

PART 1 FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$190,618	$316,368
Short-term investments	101,654	157,345
Trade receivables, net of allowance for doubtful accounts of $2,301 and $2,272 at March 31, 2007 and December 31, 2006 respectively	102,629	79,057
Inventories	69,943	48,029
Deferred taxes	42,400	22,459
Prepaid expenses and other current assets	19,888	16,719

Total current assets	527,132	639,977
Property and equipment, net	54,654	39,426
Long-term investments	83,111	102,133
Goodwill	492,241	356,755
Purchased intangibles, net	105,508	12,935
Deferred taxes	8,390	16,746
Other assets	22,326	22,043

Total assets	$1,293,362	$1,190,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$83,198	$53,602
Accrued payroll and related liabilities	23,109	22,182
Taxes payable	2,107	58,092
Deferred revenue	48,999	40,227
Other accrued liabilities	49,856	39,780

Total current liabilities	207,269	213,883
Non-current liabilities
Deferred revenue	22,824	20,798
Taxes payable	36,247	—
Deferred taxes	5,874	—
Other non-current liabilities	9,094	8,614

Total non-current liabilities	74,039	29,412

Total liabilities	281,308	243,295
Stockholders’ equity
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; Issued and outstanding: 1 share at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.0005 par value; Authorized: 175,000,000 shares; Issued and outstanding: 91,458,674 shares at March 31, 2007 and 89,467,995 shares at December 31, 2006	44	43
Additional paid-in capital	960,084	907,811
Cumulative other comprehensive loss	(1,099)	(555)
Retained earnings	53,025	39,421

Total stockholders’ equity	1,012,054	946,720

Total liabilities and stockholders’ equity	$1,293,362	$1,190,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenues:
Product revenues	$169,472	$138,668
Service revenues	23,246	19,045

Total revenues	192,718	157,713

Cost of revenues:
Cost of product revenues	64,282	50,454
Cost of service revenues	11,899	10,035

Total cost of revenues	76,181	60,489

Gross profit	116,537	97,224

Operating expenses:
Sales and marketing	50,936	40,175
Research and development	30,675	27,523
General and administrative	12,476	10,177
Acquisition-related integration costs	1,170	45
Purchased in-process research and development	9,400	—
Amortization of purchased intangibles	1,431	1,588
Restructuring costs	213	555

Total operating expenses	106,301	80,063

Operating income	10,236	17,161
Interest income, net	6,568	3,918
Other expense, net	(64)	(136)

Income before provision for income taxes	16,740	20,943
Provision for income taxes	6,529	6,911

Net income	$10,211	$14,032

Basic net income per share	$0.11	$0.16

Diluted net income per share	$0.11	$0.16

Weighted average shares outstanding for basic net income per share calculation	90,807	88,078
Weighted average shares outstanding for diluted net income per share calculation	94,988	89,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$10,211	$14,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,458	5,152
Amortization of purchased intangibles	2,242	1,588
Provision for doubtful accounts	—	59
Provision for excess and obsolete inventories	237	45
Non-cash stock-based compensation	8,321	5,201
Excess tax benefits from stock-based compensation	(8,665)	—
Purchase of in-process research and development	9,400	—
Loss on disposal of property and equipment	23	7
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(5,848)	(4,770)
Inventories	(2,463)	1,062
Deferred taxes	3,093	—
Prepaid expenses and other assets	(2,124)	52
Accounts payable	(410)	(3,724)
Taxes payable	4,066	(536)
Other accrued liabilities	(6,694)	7,913

Net cash provided by operating activities	16,847	26,081

Cash flows from investing activities:
Purchases of property and equipment	(5,945)	(4,037)
Purchases of investments	(123,461)	(172,599)
Proceeds from sale and maturity of investments	197,565	164,279
Acquisitions of SpectraLink Corporation and Destiny Conferencing Corporation, net of cash acquired	(254,725)	—

Net cash used in investing activities	(186,566)	(12,357)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	35,304	13,711
Purchase and retirement of common stock	—	(52,405)
Excess tax benefits from stock-based compensation	8,665	—

Net cash provided by (used in) financing activities	43,969	(38,694)

Net decrease in cash and cash equivalents	(125,750)	(24,970)
Cash and cash equivalents, beginning of period	316,368	189,271

Cash and cash equivalents, end of period	$190,618	$164,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2007, the condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended March 31, 2007 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2. BUSINESS COMBINATIONS

SpectraLink Corporation

On March 26, 2007, the Company acquired all of the outstanding shares of SpectraLink Corporation (SpectraLink). SpectraLink designs, manufactures and sells on-premises wireless telephone products to customers worldwide that complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink wireless telephone products increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace. The aggregate consideration for the transaction including direct acquisition costs was approximately $236.9 million, of which $20.5 million was paid on April 2, 2007. Management allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date giving consideration to an independent appraisal. As the acquisition closed late in the quarter, the purchase price allocation was completed based upon information currently available. The Company may adjust the preliminary purchase price allocation after giving consideration to final valuation reports from independent appraisers and obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates.

The accompanying condensed consolidated financial statements reflect a purchase price of approximately $236.9 million, consisting of cash and other costs directly related to the acquisition as follows (in thousands):

Cash	$232,265
Direct acquisition costs	4,585

Total consideration	$236,850

The following is a summary of the preliminary allocation of the purchase price (in thousands):

Tangible assets:
Current assets	$50,840
Property, plant and equipment	13,597
Other assets	791

Total tangible assets acquired	65,228
Liabilities:

Current liabilities	(30,786)
Long-term liabilities	(30,291)

Total liabilities assumed	(61,077)

Fair value of net tangible assets	4,151

In-process research and development	9,400
Intangible assets consisting of:
Existing technology	37,400
Core technology	12,600
Customer relationships	18,200
Trade name and trademarks	7,000
Other	800

Total intangible assets	76,000

Goodwill	147,299

Total consideration	$236,850

The primary reason for the acquisition and the factors that contributed to the recognition of goodwill of $147.3 million relate to SpectraLink’s technology and products, that when combined with the Company’s existing product offerings, will provide Polycom with the ability to provide fixed and mobile solutions that encompass voice, video, and content collaboration solutions from the desktop, to the meeting room, to the mobile individual. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information on goodwill and purchased intangibles.

The $9.4 million allocated to in-process research, which related primarily to projects associated with software enhancements and upgrades to the functionality and performance of the Link, NetLink and DECT products, was recorded in “Purchased in-process research and development” in the Condensed Consolidated Statements of Operations. This amount was determined by management, after considering, among other factors, the results of a preliminary independent appraisal based on established valuation techniques in the high-technology industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed as of the acquisition date. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the intangibles and in-process research and development. The estimated net free cash flows generated by the in-process research and development projects were discounted at rates ranging from 15 to 16 percent in relation to the stage of completion and the technical risks associated with achieving technology feasibility. It is reasonably possible that the development of this technology could fail because of either prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside of the Company’s control such as a change in the market for the resulting developed products. In addition, at such time that the projects are completed, it is reasonably possible that the completed products do not receive market acceptance or that the Company is unable to produce and market the product cost effectively.

SpectraLink’s results are included in the Company’s Voice Communications and Services segments from the date of acquisition. The financial information in the table below summarizes the combined results of operations of Polycom and SpectraLink, on a pro forma basis, as though the companies had been combined at the beginning of each period presented. The pro forma financial information combines the historical results of operations of Polycom and SpectraLink for the three months ended March 31, 2007 and 2006.

The following unaudited pro forma financial information presents the combined results of operations for the Company and SpectraLink as if the acquisition had occurred at January 1, 2007 and 2006. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisition actually taken place on January 1, 2007 or 2006, and should not be taken as indicative of future consolidated operating results, (unaudited, in thousands, except per share amounts):

	Three Months Ended
	March 31, 2007	March 31, 2006
Net revenues	$218,641	$191,682
Net loss	$(1,370)	$(1,484)
Net loss per share – basic	$(0.02)	$(0.02)
Net loss per share – diluted	$(0.02)	$(0.02)

The unaudited pro forma net loss for the three months ended March 31, 2007 and 2006 includes $3.7 million for the amortization of purchased intangibles and $9.4 million for in-process research and development. The unaudited pro forma financial information also includes the following non-recurring charges: acquisition-related charges for the fair market value adjustment of inventory of $2.4 million and acquisition-related integration expenses of $3.7 million. The pro forma amounts above reflect a reduction of interest expense related to the debt that was paid off as part of the acquisition, as well as a reduction in interest income on the cash paid as part of the purchase price, assuming the acquisition occurred as of January 1, 2006 and 2007, with interest income calculated at the Company’s average rate of return for the respective periods. The pro forma net income above assumes an income tax provision at the Company’s consolidated tax rate for the respective year.

Destiny Conferencing Corporation

On January 5, 2007, the Company completed its acquisition of all of the outstanding shares of Destiny Conferencing Corporation (Destiny), a privately held telepresence solutions company headquartered in Dayton, Ohio, pursuant to the terms of an Agreement and Plan of Reorganization, or Reorganization Agreement, dated as of January 5, 2007. Destiny designs and manufactures immersive telepresence solutions. Polycom incorporated Destiny’s products in its RPX™ telepresence offering prior to the acquisition under the terms of an OEM Distribution Agreement between the companies. As a result of the acquisition, the Company now owns several patents core to telepresence, a rapidly-emerging market driven by the need for dispersed people to communicate as if they are all in the same room.

Pursuant to the Reorganization Agreement, Destiny shareholders and debtholders received $47.6 million in cash. Approximately $5.2 million of the cash was placed into escrow to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties covered in the Reorganization Agreement or certain other events. Destiny shareholders may receive up to an additional $10 million of cash consideration over a two-year period, based on the achievement of certain financial milestones. Destiny’s results are included in the Company’s Video Communications and Services segments from the date of acquisition. Pro forma results of operations have not been presented as the effects of this acquisition were not material on an individual basis.

The accompanying condensed consolidated financial statements reflect a purchase price of approximately $48.1 million, consisting of cash and other costs directly related to the acquisition as follows (in thousands):

Cash	$47,636
Direct acquisition costs	450

Total consideration	$48,086

The following is a summary of the preliminary allocation of the purchase price (in thousands):

Tangible assets:
Current assets	$1,340
Property, plant and equipment	868

Total tangible assets acquired	2,208

Liabilities:
Current liabilities	(4,212)
Long-term liabilities	(6,388)

Total liabilities assumed	(10,600)
Fair value of net liabilities assumed	(8,392)
Intangible assets consisting of:
Existing technology	15,600
Customer relationships	1,700
Non-competition agreements	1,500
Goodwill	37,678

Total consideration	$48,086

Management allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date giving consideration to an independent appraisal. The purchase price allocation was completed based upon information currently available including preliminary reports received from the independent appraiser. The Company may adjust the preliminary purchase price allocation after giving consideration to the final valuation reports from the independent appraiser.

The primary reason for the acquisition and the factors that contributed to the recognition of goodwill of $37.7 million relate to Destiny’s technology and the underlying patents. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information on goodwill and purchased intangibles.

3. GOODWILL AND PURCHASED INTANGIBLES

In accordance with SFAS 142, goodwill originating from the SpectraLink and Destiny acquisitions will not be amortized. In general, goodwill is not deductible for tax purposes. Purchased intangible assets are being amortized on a straight-line basis over a period of two to seven years.

Changes in goodwill, purchased intangibles, and fair value of net tangible assets are summarized as follows (in thousands):

	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets
Balance at December 31, 2006	$356,755	$12,935	$65,951
Acquisition of SpectraLink	147,299	76,000	4,151
Acquisition of Destiny	37,678	18,800	(8,392)
Amortization	—	(2,242)	—
Foreign currency translation	72	15	—
Subsequent fair value adjustments to assets acquired and liabilities assumed upon acquisition	(49,563)	—	49,563

Balance at March 31, 2007	$492,241	$105,508	$111,273

The following table presents details of the Company’s goodwill by segment (in thousands):

	Video Communications	Voice Communications	Network Systems Segment	Services Segment	Total
Balance at December 31, 2006	$239,614	$8,899	$53,665	$54,577	$356,755
Additional consideration paid for Destiny	24,860	—	—	12,818	37,678
Additional consideration paid for SpectraLink	—	116,366	—	30,933	147,299
Foreign currency translation	—	6	66	—	72
Changes in fair value of assets acquired and liabilities assumed	(43,189)			(6,374)	(49,563)

Balance at March 31, 2007	$221,285	$125,271	$53,731	$91,954	$492,241

The fair value adjustments to assets acquired during the three month period ended March 31, 2007 resulted from the adoption of FIN 48 and the elimination of $9.2 million in pre-acquisition tax reserves related to the PictureTel acquisition and the recognition of $40.4 million in net operating loss carryovers that had not been recognized previously. These adjustments to reserves and deferred tax assets resulted in a corresponding reduction in goodwill. See Note 15 of Notes to Condensed Consolidated Financial Statements for further information regarding the adoption of FIN 48.

The following table presents details of the Company’s total purchased intangible assets as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007				December 31, 2006
Purchased Intangible Assets	Gross Value	Accumulated Amortization	Impairment	Net Value	Gross Value	Accumulated Amortization	Impairment	Net Value
Core and developed technology	$109,178	$(36,598)	$(1,650)	$70,930	$43,578	$(34,887)	$(1,650)	$7,041
Patents	14,068	(12,285)	(1,361)	422	14,068	(12,225)	(1,361)	482
Customer and partner relationships	45,025	(22,220)	—	22,805	25,125	(21,921)	—	3,204
Trade name	10,021	(732)	(150)	9,139	3,021	(663)	(150)	2,208
Other	4,762	(2,490)	(60)	2,212	2,462	(2,402)	(60)	—

Total	$183,054	$(74,325)	$(3,221)	$105,508	$88,254	$(72,098)	$(3,221)	$12,935

In the fourth quarter of 2006, the Company completed its annual goodwill impairment test outlined under SFAS 142, which requires the assessment of goodwill for impairment on an annual basis. The assessment of goodwill impairment was conducted by determining and comparing the fair value of each of our reporting units, as defined in SFAS 142, to each reporting unit’s carrying value as of that date. The fair value of each of our reporting units was determined using an income approach, whereby the fair value is based on the value of the cash flows that the reporting unit can be expected to generate in the future. These estimated future cash flows were discounted at rates ranging from 14 to 17 percent to arrive at the respective fair values of each reporting unit. Based on the results of this impairment test, the Company determined that its goodwill assets were not impaired during 2006. The Company plans to conduct its annual impairment test in the fourth quarter of every year, unless impairment indicators exist sooner.

In the fourth quarter of 2006, the Company completed an assessment of its purchased intangibles for impairment. The assessment of purchased intangibles impairment was conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows were less than the carrying amounts, impairment existed, and future cash flows were discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. Based on the results of the 2006 impairment test, the Company recorded an impairment charge of $1.4 million related to the core technologies and patents that were part of the intangible assets acquired as part of the Voyant acquisition. It was determined that there was a decline in the projected future cash flows from future products that will utilize the technology acquired in the acquisition. The impairment charge was recorded in “Amortization and impairment of purchased intangibles” in the Condensed Consolidated Statements of Operations. In the first quarter of 2006, the Company allocated approximately $811,000 of amortization of purchased intangibles in “Cost of Product Revenues” in the Condensed Consolidated Statements of Operations. Amortization and impairment of intangibles is not allocated to our segments. There were no impairment indicators in the first quarter of 2007. The estimated future amortization expense of purchased intangible assets as of March 31, 2007 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2007	$17,097
2008	22,691
2009	19,074
2010	18,965
2011	14,200
Thereafter	12,563

Total	$104,590

Upon adoption of SFAS 142, the Company determined that a purchased trade name intangible of $0.9 million had an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is no longer amortized but is reviewed for impairment annually or sooner under certain circumstances.

4. ACQUISITION-RELATED INTEGRATION COSTS AND LIABILITIES

For the three months ended March 31, 2007 and 2006, the Company recorded a charge to operations of $1.2 million and less than $0.1 million, respectively, for acquisition-related integration costs. In 2007, the costs primarily related to the SpectraLink and Destiny acquisitions. In 2006, the costs primarily related to the DSTMedia acquisition. These costs principally consist of financial advisory, accounting, legal and consulting fees, and other costs incurred directly related to integrating acquired companies.

At March 31, 2007, the Company had $7.9 million in acquisition related-reserves classified as current liabilities and $0.4 million classified as long-term liabilities. At December 31, 2006, the Company had $2.0 million of acquisition-related reserves classified as current liabilities and no acquisition-related reserves classified as long-term liabilities. These charges include the cost of actions designed to improve the Company’s competitiveness, productivity and future profitability and primarily relate to the elimination of redundant and excess facilities and workforce of the acquired businesses.

The following table summarizes the status of the Company’s acquisition-related restructuring liabilities and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits	Total
Balance at December 31, 2006	$2,015	$—	$2,015
Additions to the reserve	804	6,507	7,311
Cash payments and other usage	(302)	(764)	(1,066)

Balance at March 31, 2007	$2,517	$5,743	$8,260

Facility Closings

The Company’s facility closings liability is primarily attributable to its PictureTel acquisition and to a lesser extent, consolidation of facilities related to the SpectraLink acquisition. The balance at March 31, 2007 relates to two vacant facilities from the PictureTel acquisition as well as liabilities assumed of $0.8 million in the SpectraLink acquisition as a result of plans to vacate two facilities within the next 12 months.

Severance and Related Benefits

The Company recorded a liability of $6.5 million for severance and related benefits as part of the liabilities assumed in the acquisition of SpectraLink as a result of establishing a plan to involuntarily terminate or relocate certain general and administrative and manufacturing positions over the next 12 months.

5. RESTRUCTURING COSTS

During the third quarter of 2006, management approved a restructuring plan for eliminating or relocating certain positions throughout the Company in order to consolidate certain functions into one location, as well as to relocate the Asia Pacific headquarters from Hong Kong to Singapore. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge of approximately $1.9 million in 2006, related to workforce reductions and relocations, which events had been communicated to the impacted employees or incurred during the period. The charge was comprised of severance and other employee termination benefits related to these workforce reductions, which impacted less than 3 percent of the Company’s employees worldwide, and costs related to relocations that have been incurred as of December 31, 2006. During the three months ended March 31, 2007, the final $0.2 million charge was taken for the employees who did not terminate until the first quarter of 2007 and, in accordance with FAS 146, exceed the minimum retention period (generally 60 days), as well as for remaining costs associated with employee relocation, facilities closures and moving related expenses, which were recognized when the Company ceased to use the facility or as incurred. Approximately $0.2 million remains to be paid as of March 31, 2007 related to these actions and is anticipated to be paid in the quarter ending June 30, 2007.

During the first quarter of 2006, management approved a restructuring plan for eliminating certain positions throughout the Company but focused on the sales and general and administrative functions. The resulting actions were intended to streamline and focus the Company’s efforts and more properly align its cost structure with its projected revenue streams. In accordance with SFAS 146, the Company recorded a charge of approximately $0.6 million in 2006 related to workforce reductions, which had been communicated to the impacted employees during the period. The total charge of $0.6 million consisted of severance and other employee termination benefits related to these workforce reductions, which comprised less than 1 percent of the Company’s employees worldwide. All payments related to these actions were made by December 31, 2006.

The following table summarizes the status of the Company’s restructure reserves (in thousands):

	Facility Closings	Severance and Related Benefits
Balance at December 31, 2006	$—	$771
Additions to the reserve	47	166
Cash payments and other usage	(47)	(703)

Balance at March 31, 2007	$—	$234

6. INVENTORIES

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$15,390	$3,554
Work in process	626	769
Finished goods	53,927	43,706

	$69,943	$48,029

Inventories at March 31, 2007 include the fair value of inventories acquired during the quarter as part of the SpectraLink and Destiny acquisitions.

7. GUARANTEES

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

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the period are as follows (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006
Balance at beginning of period	$8,060	$8,053
Accruals for warranties issued during the period	3,431	3,727
Warranty assumed in SpectraLink acquisition	2,335	—
Cost of providing warranty	(3,397)	(3,380)

Balance at end of period	$10,429	$8,400

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on all of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Deferred maintenance revenue, of which $44.0 million and $34.0 million is short-term and is included as a component of “Deferred revenue” as of March 31, 2007 and December 31, 2006, respectively, and $19.8 million and $18.3 million is long-term and is included in “Long-term deferred revenue” as of March 31, 2007 and December 31, 2006, respectively, on the condensed consolidated balance sheets. Changes in deferred maintenance revenue for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006
Balance at beginning of period	$52,261	$38,741
Additions to deferred maintenance revenue	23,853	22,472
Deferred maintenance assumed in SpectraLink acquisition	7,734	—
Amortization of deferred maintenance revenue	(20,069)	(16,496)

Balance at end of period	$63,779	$44,717

The cost of providing maintenance services for the three months ended March 31, 2007 and 2006 was $11.3 million and $9.4 million, respectively.

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

Other Indemnifications

As is customary in the Company’s industry, many of the Company’s contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products. From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of its products and services. In addition, from time to time the Company also provides protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations. In addition, in connection with the sale of the network access product line to Verilink, the Company has agreed to indemnify Verilink against certain contingent liabilities. The Company believes the estimated fair value of these indemnification obligations is not material.

8. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Accrued expenses	$9,045	$8,504
Accrued co-op expenses	9,029	7,870
Restructuring and acquisition related reserves	8,079	2,786
Warranty obligations	10,429	8,060
Sales tax payable	4,931	3,924
Employee stock purchase plan withholding	1,603	3,288
Other accrued liabilities	6,740	5,348

	$49,856	$39,780

9. BANK LINE OF CREDIT

The Company has available a $25 million revolving line of credit with a bank under an agreement dated December 3, 2005. Borrowings under the line are unsecured and bear interest at the bank’s prime rate (8.25% at March 31, 2007) or at the London interbank offered rate (LIBOR) plus 0.65% (approximately 5.32% to 5.35%, depending on the term of the borrowings at March 31, 2007). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. The line of credit expires on December 3, 2007.

As of March 31, 2007, there were no balances outstanding under the line of credit; however, the Company has outstanding letters of credit which total approximately $1.5 million at March 31, 2007, of which $1.3 million is secured by this line of credit. The Company was in default of its tangible net worth financial covenant at March 31, 2007 as a result of its acquisition of SpectraLink. We have received a waiver from the bank and the bank is currently reviewing the financial covenants in the line of credit agreement to ensure that all of the financial covenants will be appropriate for the Company in the future.

10. COMPUTATION OF NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of outstanding stock options or the conversion of preferred stock to common stock. Potentially dilutive shares are excluded from the computation of diluted net income per share when their effect is antidilutive.

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands except per share amounts):

	Three Months Ended
	March 31, 2007	March 31, 2006
Numerator—basic and diluted net income per share:
Net income	$10,211	$14,032

Denominator—basic and diluted net income per share:
Weighted average shares used to compute basic net income per share	90,807	88,078
Effect of dilutive securities:
Common stock options	4,181	1,268

Total shares used in calculation of diluted net income per share	94,988	89,346

Basic net income per share	$0.11	$0.16

Diluted net income per share	$0.11	$0.16

Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three months ended March 31, 2007 and 2006, approximately 2,219,069 and 11,356,371 shares, respectively, relating to potentially dilutive securities such as stock options were excluded from the denominator in the computation of diluted net income per share because their inclusion would be anti-dilutive.

11. STOCKHOLDER’S EQUITY

Expense Information Under FAS123(R)

The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the three months ended March 31, 2007 and 2006 and its allocation within the condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cost of sales – product	$526	$348
Cost of sales – service	643	404

Stock-based compensation expense included in cost of sales	1,169	752

Sales and marketing	2,524	1,440
Research and development	2,577	1,766
General and administrative	2,051	1,243

Stock-based compensation expense included in operating expenses	7,152	4,449

Stock-based compensation related to employee equity awards and employee stock purchases	8,321	5,201
Tax benefit	3,246	1,716

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$5,075	$3,485

No stock-based compensation was capitalized during the three months ended March 31, 2007 and 2006 due to these amounts being immaterial. There was no stock-based compensation related to acquisitions during the three months ended March 31, 2007 and 2006.

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model. The weighted-average estimated value of employee stock options granted during the three months ended March 31, 2007 and 2006 was $11.22 per share and $6.61 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the three months ended March 31, 2007 and 2006 was $8.65 per share and $5.14 per share, respectively. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	34.03%	33.88%	37.62%	38.62%
Risk-free interest rate	4.74%	5.16%	4.56%	4.60%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	3.76	0.49	4.03	0.49

In 2007 and in 2006, the Company used the implied volatility for one-year traded options on the Company’s stock as the expected volatility assumption required in the Black-Scholes model. The selection of the implied volatility approach was based upon the availability of actively traded options in the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility or a combined method of determining volatility.

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

As the stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first three months of 2007 and 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

Performance Shares

During the three months ended March 31, 2007, the Compensation Committee of the Board of Directors granted 488,900 target performance shares, which represents the number of performance shares that will vest if the Company achieves 100% of the performance criteria during the performance periods. The actual number of performance shares that are subject to vesting could increase or decrease, within a range from zero percent (0%) to two hundred and fifty percent (250%) of the target number of performance shares, if the Company exceeds or underachieves the performance criteria during the performance period. For these grants, no performance shares will vest unless, for the performance period specified, the Company achieves certain pre-defined revenue, revenue growth, non-GAAP operating income, and/or non-GAAP net income targets, as specified in each grant agreement. The number of performance shares subject to vesting will be determined based upon the actual results at the end of the performance period. Should the performance criteria be satisfied, these performance shares generally vest in two equal, annual installments, with 50% vesting on the second anniversary of the grant date and an additional 50% vesting on the third anniversary of the grant date. Certain performance shares vest over a 3 year period based on the achievement of underlying performance criteria. If the performance criteria is not met in one particular performance period, the portion of performance shares allocated to such performance period shall be allocated to the next performance period and shall become eligible to vest if the performance criteria is met on a cumulative basis in such subsequent performance period.

For performance shares granted in 2006, the performance period was from January 1, 2006 to December 31, 2006. Based upon the Company’s actual achievement of certain pre-defined revenue, non-GAAP operating income and/or non-GAAP net income targets during the performance period, the actual number of performance shares was determined to be 608,487. These performance shares generally vest in two equal, annual installments, with 50% vesting in February 2008 and the remaining 50% vesting in February 2009.

The value of these performance shares was based on the closing market price of the Company’s common stock on the date of the award. The total grant date fair value of the performance shares granted during the three months ended March 31, 2007 and 2006 was $13.6 million and $8.3 million after estimated forfeitures, respectively. Stock-based compensation cost for performance shares for the three months ended March 31, 2007 and 2006 was $2.0 million and $0.3 million, respectively. As of March 31, 2007 and 2006, there was $12.9 and $8.0 million of total deferred stock-based compensation after estimated forfeitures related to nonvested performance shares granted under the 2004 Plan, respectively. That cost is expected to be recognized over an estimated weighted average amortization period of approximately 2.5 years. No performance shares vested during the three months ended March 31, 2007. Stock-based compensation expense for performance shares is recognized using the graded vesting method.

Employee Stock Purchase Plan

During the three months ended March 31, 2007 and 2006, 219,516 and 219,909 shares were purchased at average per share prices of $18.44 and $14.21, respectively. At March 31, 2007, there were 4,372,971 shares available to be issued under the employee stock purchase plan. The compensation cost in connection with the plan for the three months ended March 31, 2007 and 2006 was $0.8 million and $0.5 million, respectively.

Share Repurchase Program

On August 9, 2005, the Company announced that the Board of Directors had approved a share repurchase plan, which superseded the prior share repurchase plan, under which it would purchase shares with an aggregate value of up to $250 million in the open market from time to time. During the three months ended March 31, 2007, there was no repurchase activity. During the three months ended March 31 2006, the Company purchased 2.7 million shares of common stock in the open market for cash of $52.4 million. As of March 31, 2007, the Company was authorized to purchase up to an additional $15.7 million of shares in the open market under the 2005 share repurchase plan.

In addition, on May 7, 2007, the Company announced that the Board of Directors had approved an extension to its existing program by approving an additional share repurchase program for up to $250 million of its common stock.

12. BUSINESS SEGMENT INFORMATION

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

Video Communications Segment

Video Communications includes a wide range of video conferencing collaboration products from entry level to professional high definition products to meet the needs of any meeting room, from small offices to large boardrooms and auditoriums. Destiny product revenues are included in this segment since January 5, 2007, the date of acquisition.

Voice Communications Segment

Voice Communications includes a wide range of voice communications products that enhance business communications in the conference room, on the desktop and in mobile applications. SpectraLink product revenues are included in this segment since March 26, 2007, the date of acquisition.

Network Systems Segment

Network Systems products provide a broad range of network infrastructure hardware and software to facilitate video, voice and data conferencing and collaboration to businesses, telecommunications service providers, and governmental and educational institutions.

Services Segment

Service is comprised of a wide range of service and support offerings to resellers and directly to some end-user customers. The Company’s service offerings include: maintenance programs; integration services consisting of consulting, education, design and project management services; consulting services consisting of planning and needs analysis for end-users; design services, such as room design and custom solutions; and project management, installation and training. Destiny and SpectraLink service revenues are included in this segment since their respective dates of acquisition.

Segment Revenue and Contribution Margin

Segment contribution margin includes all product line segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and information technology costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, general and administrative costs, such as legal and accounting, stock-based compensation expenses, acquisition-related integration costs, amortization and impairment of purchased intangible assets, purchased in-process research and development costs, restructuring costs, interest income, net, and other expense, net.

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

Financial information for each reportable segment is as follows as of and for the three months ended March 31, 2007 and 2006 (in thousands):

	Video	Voice	Network Systems	Services	Total
For the three months ended March 31, 2007:
Revenue	$95,459	$55,349	$18,664	$23,246	$192,718
Contribution margin	49,024	24,788	2,407	9,750	85,969
As of March 31, 2007: Inventories	21,827	34,493	6,854	6,769	69,943
For the three months ended March 31, 2006:
Revenue	$74,169	$40,582	$23,917	$19,045	$157,713
Contribution margin	34,598	18,992	7,181	7,753	68,524
As of March 31, 2006: Inventories	20,459	13,312	5,224	5,680	44,675

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006
Segment contribution margin	$85,969	$68,524
Corporate and unallocated costs	(53,823)	(43,974)
Stock compensation expense	(8,321)	(5,201)
Effect of stock-based compensation cost on warranty expense	(169)	—
Acquisition related-costs	(1,170)	(45)
Amortization of purchased intangibles	(2,242)	(1,588)
Restructuring costs	(213)	(555)
Purchase accounting adjustments made to inventory of acquired companies	(395)	—
Purchased in-process research and development charges	(9,400)	—
Interest income, net	6,568	3,918
Other expense, net	(64)	(136)

Total income before provision for income taxes	$16,740	$20,943

13. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006
Net income	$10,211	$14,032
Change in unrealized gain (loss) on investments	(353)	193
Change in cumulative translation adjustment	112	66
Change in unrealized gain on hedging securities	(303)	—

Comprehensive income	$9,667	$14,291

14. INVESTMENTS:

The Company has investments in debt securities and also has strategic investments in private and public companies. The classification of these investments is as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at March 31, 2007:
Investments—Short-term:
U.S. government securities	$13,834	$—	$(22)	$13,812
State and local governments	1,402	—	(3)	1,399
Corporate debt securities	88,220	130	(1,907)	86,443

Total investments – short-term	$103,456	$130	$(1,932)	$101,654

Investments—Long-term:
U.S. government securities	$43,649	$6	$(65)	$43,590
Corporate debt securities	39,592	5	(76)	39,521

Total investments – long-term	$83,241	$11	$(141)	$83,111

Investments – privately-held companies	$8,900	$—	$—	$8,900

Balances at December 31, 2006:
Investments—Short-term:
U.S. government securities	$27,062	$2	$(50)	$27,014
State and local governments	25,113	—	(3)	25,110
Corporate debt securities	106,142	368	(1,289)	105,221

Total investments – short-term	$158,317	$370	$(1,342)	$157,345

Investments—Long-term:
U.S. government securities	$49,049	$1	$(123)	$48,927
State and local governments	—	—	—	—
Corporate debt securities	53,345	4	(143)	53,206

Total investments – long-term	$102,394	$5	$(266)	$102,133

Investments – privately—held companies	$8,900	$—	$—	$8,900

The following table summarizes the fair value and gross unrealized losses of our short-term and long-term investments with unrealized losses (in thousands), aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2007 and December 31, 2006:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2007:
U.S. Government securities	$21,609	$(22)	$27,176	$(65)	$48,785	$(87)
State and local governments	1,399	(3)	—	—	1,399	(3)
Corporate debt securities	98,899	(1,971)	7,146	(12)	106,045	(1,983)

Total Investments	$121,907	$(1,996)	$34,322	$(77)	$156,229	$(2,073)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2006:
U.S. government securities	$28,327	$(37)	$37,028	$(136)	$65,355	$(173)
State and local governments	2,232	(3)	—	—	2,232	(3)
Corporate debt securities	111,522	(1,396)	14,704	(36)	126,226	(1,432)

Total Investments	$142,081	$(1,436)	$51,732	$(172)	$193,813	$(1,608)

Debt Securities

The Company’s short term and long term investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate debt securities, some of which are invested in auction rate securities. Investments, other than auction rate securities, are classified as short-term or long-term based on their original or remaining maturities and whether the securities represent the investment of funds available for current operations. Nearly all investments are held in the Company’s name at a limited number of major financial institutions. At March 31, 2007 and December 31, 2006, all of the Company’s investments were classified as available-for-sale and are carried at fair value based on quoted market prices at the end of the reporting period. Unrealized gains and losses are recorded as a separate component of cumulative other comprehensive income in stockholder’s equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net. During the three months ended March 31, 2007, the Company recorded gross realized gains of $1.3 million and gross realized losses of less than $0.1 million on the disposal of investments. During the three months ended March 31, 2006, the Company recorded $0.6 million gross realized gains and gross realized losses of $0.1 million on the disposal of investments. The unrealized loss balances in U.S. government obligations and public corporate debt securities as of March 31, 2007 were primarily caused by interest rate increases. Because the Company has the ability and intent to hold these debt securities until a recovery of fair value, which may be until maturity, it does not consider these debt securities to be other-than-temporarily impaired at March 31, 2007.

The Company’s investment policy limits the concentration of its investments in debt securities to an unlimited amount of U.S. Government and U.S. Government Agencies, a maximum of 4% in a single issuer for all other corporate debt securities and a maximum of 10% in any single money market fund. The policy also limits the percent of our portfolio held in these instruments to a minimum of 20% in U.S. Government and U.S. Government Agencies and no more than 25% to 75% in other corporate debt instruments depending on the debt classification. All of the Company’s debt securities must be rated by both Standard and Poor’s and Moody’s and must have a high quality credit rating. Because of the nature of the Company’s investment policy, the Company does not monitor industry classification of the investments other than commercial bank issues. The Company is in compliance with its investment policy at March 31, 2007.

Private Company Investments

For strategic reasons, the Company has made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. The Company reviews these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. The Company evaluates a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At March 31, 2007 and December 31, 2006, these investments had a carrying value of $8.9 million. In the three months ended March 31, 2007, the Company had no additions to investments in and no write-downs of existing investments in privately held companies. In the three months ended March 31, 2006, the Company made a $1.0 million investment in a privately held company and did not record any write-downs of existing investments in privately held companies. These investments are recorded in “Other assets” in our condensed consolidated balance sheets.

15. INCOME TAXES

The Company’s overall effective tax rate for the three months ended March 31, 2007 and 2006 was 39.0% and 33.0%, respectively, which resulted in a provision for income taxes of $6.5 million and $6.9 million, respectively. The increase in the effective tax rate was primarily the result of the non-deductibility of $9.4 million of in-process research and development expenses associated with the SpectraLink acquisition, partially offset by a discrete tax benefit of $1.5 million related to the settlement of audits for previous years in a foreign jurisdiction.

Tax deductions associated with stock option exercises related to grants vesting prior to January 1, 2006 are credited to stockholders’ equity. Tax deductions in excess of prior book expenses under FAS123R associated with stock option exercises related to grants vesting on or after January 1, 2006 are also credited to stockholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $8.6 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively.

The presentation in the accompanying March 31, 2007 Condensed Consolidated Balance Sheet related to certain deferred tax liabilities recorded in connection with our acquisitions of SpectraLink and Destiny differs from the presentation in the Balance Sheet included in our first quarter earnings report furnished in the Form 8-K filed on April 26, 2007. Subsequent to the earnings report, additional information regarding the tax jurisdictions to which the deferred tax liabilities relate was obtained. FAS 109 requires that deferred tax assets and deferred tax liabilities relating to the same tax jurisdiction be presented on a net basis. As a result, approximately $31.4 million of long-term deferred tax liabilities were reclassified and netted against long-term deferred tax assets. This reclassification did not impact the Company’s results of operations or cash flows.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As a result, the Company decreased its reserves for uncertain tax positions by $12.6 million. A $3.4 million decrease in relation to interest and penalties and various tax reserves was accounted for as a cumulative adjustment to the beginning balance of retained earnings. A $9.2 million decrease related to pre-acquisition tax reserves was accounted for as an adjustment to goodwill. At the adoption date of January 1, 2007, the Company had $61.5 million of unrecognized tax benefits, $26.6 million of which would affect our income tax expense if recognized. The remaining balance of the unrecognized tax benefits of $34.9 million would be an adjustment to goodwill or stockholders’ equity. In the quarter ended March 31, 2007, the Company released $3.7 million of tax reserve due to a settlement with the Israel tax authority. As of March 31, 2007, the Company has $57.8 million of unrecognized tax benefits. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months. In addition, the Company recognized certain net operating loss carryovers of PictureTel that had not been recognized previously. This resulted in the establishment of a deferred tax asset of $40.4 million and a corresponding reduction in goodwill.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007, the Company had approximately $2.2 million of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 1998. Foreign income tax matters for most foreign jurisdictions have been concluded for years through 1999 except for the United Kingdom and Switzerland which have been concluded for years through 2004 and Israel which has been concluded for years through 2003.

16. HEDGING

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

The Company enters into foreign exchange forward contracts denominated in Euros, British Pounds and Israeli Shekels. These hedges do not require special hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133). At each reporting period, the fair value of the Company’s forward contracts is recorded on the balance sheet, and any fair value adjustments are recorded in other income (expense), net, and are offset by the corresponding gains and losses on foreign currency denominated assets and liabilities. Fair values of foreign exchange forward contracts are determined using quoted market forward rates. The Company does not enter into foreign currency forward contracts for trading or speculative purposes.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at March 31, 2007 of the outstanding non-designated hedges, all of which mature in 30 days or less (foreign currency and dollar amounts in thousands):

	Foreign Currency	USD Equivalent	Positions
Euro	4,990	$6,673	Buy
Euro	9,425	$12,386	Sell
British Pound	2,265	$4,362	Sell
Israeli Shekel	11,931	$2,831	Buy

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net gain of $0.1 million for the three months ended March 31, 2007.

Cash Flow Hedges

The Company’s policy in managing its foreign exchange risk management program is to protect the economic value of the company from foreign currency fluctuations. As a result, the Company purchases forward foreign exchange contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. All foreign exchange contracts are carried at fair value and the maximum duration of forward foreign exchange contracts do not exceed thirteen months. Cash flow exposures result from portions of our forecasted revenues and operating expenses being denominated in currencies other than the U.S. dollar, primarily the Euro, British Pound and Israeli Shekel. We enter into these foreign exchange contracts to hedge forecasted revenue and operating expenses in the normal course of business, and accordingly, they are not speculative in nature.

To receive hedge accounting treatment under SFAS 133, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The Company records spot to spot changes in these cash flow hedges in cumulative other comprehensive income (loss) until the forecasted transaction occurs. As of March 31, 2007, we estimate that all of the existing loss, which is less than $0.3 million, will be reclassified into revenue and operating expenses from accumulated other comprehensive income (loss) within the next twelve months.

Three Months Ended March 31, 2007
Balance at December 31, 2006	$12
Net losses reclassified into earnings for revenue hedges	(46)
Net gains reclassified into earnings for operating expense hedges	16
Net decrease in fair value of cash flow hedges	(273)

Balance at March 31, 2007	$(291)

When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue or operating expense depending upon the transaction being hedged. During the three months ended March 31, 2007, net loss of less than $0.1 million and net gains of less than $0.1 million were reclassified from cumulative other comprehensive loss to both revenue and operating expense. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be reclassified from cumulative other comprehensive income (loss) to other income (expense) on the consolidated statement of operations at that time. For the three months ended March 31, 2007, there were no such net gains or losses recognized in other income (expense) relating to hedges of forecasted transactions that did not occur.

The Company evaluates hedging effectiveness prospectively and retrospectively and records any ineffective portion of the hedging instruments in other income (expense) on the consolidated statement of operations. The Company did not incur any net gains or losses for cash flow hedges due to hedge ineffectiveness during the three months ended March 31, 2007. The time value of purchased derivative instruments is excluded from effectiveness testing and is recorded in other income (expense) over the life of the contract. Other income (expense) for the three months ended March 31, 2007 included less than $0.1 million net gains representing the excluded time value component of the purchased forward contracts.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at March 31, 2007 of the outstanding cash flow hedges, all of which are carried at fair value and have maturities within the next 12 months (foreign currency and dollar amounts in thousands):

	Foreign Currency	USD Equivalent	Positions
Euro	10,500	$13,913	Buy
Euro	31,800	$42,136	Sell
British Pound	8,500	$16,498	Buy
British Pound	12,600	$24,455	Sell
Israeli Shekel	54,800	$13,087	Buy

As of March 31, 2007, the Company had a derivative asset of $0.5 million included in prepaid expenses and other current assets and a derivative liability of $1.1 million included in other accrued liabilities.

17. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS, OPERATING COSTS AND EXPENSES AND OUR CHANNEL INVENTORY LEVELS, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “RISK FACTORS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006.

Overview

We are a leading global provider of a line of high-quality, easy-to-use communications equipment that enables enterprise users to more effectively conduct video, voice, data and web communications in fixed and mobile environments. Our offerings are organized along four product lines: Video Communications, Voice Communications, Network Systems, and Services. For reporting purposes, we consider each of these separate segments.

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

The continuing shift from circuit-switched telephony networks to Internet Protocol (IP) based networks is a significant driver for Polycom’s collaborative communications markets and for our business. In 2006, for instance, our Voice over IP (VoIP) products grew faster than any other product line in the company. In addition, over half of our group video products and essentially all of our desktop video products were shipped to connect to IP environments in 2006 rather than legacy ISDN networks. Strategically, Polycom is investing a substantial portion of its research, development, sales and marketing efforts into delivering a superior IP-based collaborative communications solution, using Polycom proprietary technology in the evolving, standards-based IP communications environment.

Revenues were $192.7 million for the three months ended March 31, 2007 as compared to $157.7 million for the three months ended March 31, 2006. The increase in revenues reflects increased sales of our video and voice communications products, and to a lesser extent, increased service revenues, partially offset by decreased sales of our network system products. In addition, during the three months ended March 31, 2007, we generated approximately $16.8 million in cash flow from operating activities, which after the impact of other investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $125.8 million net decrease in our total cash and cash equivalents.

Our Video Communications, Voice Communications, Network Systems and Services segment accounted for 49%, 29%, 10% and 12%, respectively, of our revenues during the three months ended March 31, 2007. This compares to the three months ended March 31, 2006, where Video Communications, Voice Communications, Network Systems and Services segment accounted for 47%, 26%, 15% and 12%, respectively, of our revenues. See Note 12 of Notes to Condensed Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin and segment inventory.

On January 5, 2007, we completed our acquisition of Destiny Conferencing Corporation, or Destiny, pursuant to the terms of an Agreement and Plan of Reorganization, or Reorganization Agreement, dated as of January 5, 2007. Destiny designs and manufactures immersive telepresence solutions. Polycom incorporated Destiny’s products in its RPX™ telepresence offering prior to the acquisition under the terms of an OEM Distribution Agreement between the companies. As a result of the acquisition, we now own several patents core to telepresence, a rapidly-emerging market driven by the need for dispersed people to communicate as if they are all in the same room. Destiny’s results of operations are included in our results of operations as part of our Video Communications and Service segments presented below from January 5, 2007, the date of acquisition.

Additionally, on March 26, 2007, we completed our acquisition of SpectraLink Corporation. SpectraLink designs, manufactures and sells on-premises wireless telephone products to customers worldwide that complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink wireless telephone products increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace. We believe that the SpectraLink acquisition will position us as the only independent provider of both fixed and mobile solutions that seamlessly encompass voice, video, and data collaboration solutions from the desktop, to the meeting room, to the mobile individual. SpectraLink’s results of operations are included in our results of operations as part of our Voice Communications and Service segments presented below from March 26, 2007, the date of acquisition and were not material for the three months ended March 31, 2007.

See Notes 2, 3 and 4 of Notes to Condensed Consolidated Financial Statements for further information on our acquisitions and related costs and charges.

Competition that we face in our markets is intense and competition that we face in certain of our international markets is different than what we face in North America and is currently based principally on price. We have noted additional competitors and increased pricing pressures in China, India and other parts of Asia, which contributed to decreased revenues in Asia in 2005 as compared to 2004. Although we have had improved year over year performance in Asia in 2006 and the first quarter of 2007, we still see increased competition in this region, particularly in China. If we are unable to compete effectively in these regions in terms of price, technology, product offerings or marketing strategies, our overall financial results may suffer.

Sales of some of our products have experienced seasonal fluctuations which have affected sequential growth rates for these products, particularly in our third and first quarters. There is generally a slowdown of sales in the European region in the third quarter of each year and sales to government entities typically slow in our fourth quarter and, to a greater extent, in our first quarter. In addition, sales of our video conferencing products have historically declined in the first quarter of the year compared to the fourth quarter of the prior year, although this was not the case in the first quarter of 2007. Seasonal fluctuations could negatively affect our business, which could cause our operating results to fall short of anticipated results for such quarters, as they did in the first quarter of 2005.

The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment. The discussion of our segment operating results is presented for the three month periods ended March 31, 2007 and 2006.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenues:
Product revenues	88%	88%
Service revenues	12%	12%

Total revenues	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	38%	36%
Cost of service revenues as a % of service revenues	51%	53%

Total cost of revenues	40%	38%

Gross profit	60%	62%

Operating expenses:
Sales and marketing	26%	25%
Research and development	16%	18%
General and administrative	7%	7%
Acquisition-related integration costs	0%	0%
Amortization of purchased intangibles	1%	1%
Purchased in-process research and development	5%	0%
Restructuring costs	0%	0%

Total operating expenses	55%	51%
Operating income	5%	11%
Interest income, net	4%	2%
Other expense, net	0%	0%

Income before provision for income taxes	9%	13%
Provision for income taxes	4%	4%

Net income	5%	9%

Revenues

Total revenues for the three months ended March 31, 2007 were $192.7 million, an increase of $35.0 million, or 22%, over the same period of 2006. The increase in revenues was due to increased sales of our video and voice communications products, and to a lesser extent, increased service revenues, partially offset by decreased sales of our network system products. Revenues for the three months ended March 31, 2007 included $2.1 million of product and service revenues attributable to our recent acquisition of SpectraLink.

Video communications product revenues increased to $95.5 million for the three months ended March 31, 2007 from $74.2 million in the same period of 2006, primarily due to increased sales volumes and higher average selling prices of our group video systems, which consisted primarily of our VSX and HDX products. Video revenues also increased as a result of increased revenues from sales of our RPX telepresence product. Voice communications product revenues increased to $55.3 million for the three months ended March 31, 2007 from $40.6 million in the same period of 2006, primarily as a result of increases in sales of our Voice-over-IP and circuit switched products, and to a lesser extent revenues from SpectraLink products acquired during this quarter.

Revenues from our Network Systems products decreased to $18.7 million for the three months ended March 31, 2007 from $23.9 million in the same period of 2006, due primarily to decreases in our audio network system revenues, and to a lesser extent, decreases in software product sales, which was partially offset by increases in revenues from our video networking systems.

Services revenues increased to $23.2 million for the three months ended March 31, 2007 from $19.0 million in the same period of 2006, primarily due to increased video-related services.

International sales, or revenues outside of the U.S. and Canada, accounted for 47% and 43% of total revenues for each of the three month periods ended March 31, 2007 and 2006, respectively.

On a regional basis, North America, Europe, Asia Pacific and Latin America revenues accounted for 53%, 25%, 19% and 3%, respectively, of our total revenues for the three months ended March 31, 2007. North America, Europe, Asia Pacific and Latin America revenues increased 14%, 35%, 29% and 50%, respectively, in the three months ended March 31, 2007 as compared to the same period in 2006. North America revenues increased as a result of increased voice and video communication product revenues, and to a lesser extent, increased service revenues, partially offset by decreased network systems product revenues. European and Asia Pacific revenues increased as a result of an increase in video and voice communication product revenues, and to a lesser extent, increased service revenues. Network systems product revenues decreased in our European region and increased in our Asia Pacific region. Latin America revenues increased as a result of increased video communication product revenues, and to a lesser extent, network systems product and service revenues, while voice communication product revenues were essentially flat in that region.

One channel partner accounted for 11% of our total net revenues and 13% of each of our Video and Voice Communications segment revenues in the three months ended March 31, 2007. For the three months ended March 31, 2007, one customer accounted for 11% of our Network Systems segment revenues and no customer accounted for more than 10% of our Services segment revenues. For the three months ended March 31, 2006 no customer accounted for more than 10% of our total net revenues or our Service segment revenues. One channel partner accounted for 10% and 11% of our Video and Voice Communications segment revenues, respectively, and two customers accounted for 15% and 13% of our Network Systems segment revenues during the three months ended March 31, 2006. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period. We sell our audio network systems direct to end users and the revenues in the Network Systems segment from end users are subject to more variability than our revenues from our reseller customers. The loss of one or more of the audio network system customers could have a material adverse impact on our Network Systems segment and consolidated revenues.

We typically ship products within a short time after we receive an order and, therefore, backlog has not been a good indicator of future revenues. As of March 31, 2007, we had $47.8 million of order backlog as compared to $40.4 million at December 31, 2006 and $34.5 million at March 31, 2006. Backlog at March 31, 2007 included $8.4 million of SpectraLink products and services. We include in backlog open product orders which we expect to ship or services which we expect to bill and record revenue for in the following quarter. Once billed, unrecorded service revenue is included in deferred revenue. We believe that the current level of backlog will continue to fluctuate primarily as a result of the level and timing of orders received and customer delivery dates requested outside of the quarter. The level of backlog at any given time is also dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based in part on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline from current levels.

Cost of Revenues and Gross Margins

	Three Months Ended
$ in thousands	March 31, 2007	March 31, 2006	Increase (Decrease)
Product Cost of Revenues	$64,282	$50,454	27%
% of Product Revenues	38%	36%	2 pts
Product Gross Margins	62%	64%	(2) pts
Service Cost of Revenues	$11,899	$10,035	19%
% of Service Revenues	51%	53%	(2) pts
Service Gross Margins	49%	47%	2 pts
Total Cost of Revenues	$76,181	$60,489	26%
% of Total Revenues	40%	38%	2 pt
Total Gross Margins	60%	62%	(2)pts

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

Cost of product revenues and product gross margins included a $0.5 million and $0.3 million charge for stock-based compensation in the three months ended March 31, 2007 and 2006, respectively.

Overall, product gross margins decreased by 2 percentage points in the three months ended March 31, 2007 as compared to the comparable period in 2006 primarily as a result of decreased margins in our Voice Communications and Network Systems segments, partially offset by increased margins in our Video Communications segment. The decrease in Voice Communications was primarily due to shift in product mix toward lower margin Voice-over-IP desktop products and, to a lesser extent, lower gross margins on SpectraLink revenues due in part to the write-up of inventory to its fair value at the time of the acquisition which resulted in lower gross margins. The decrease in gross margins in our Network Systems segment was due to decreased margins in both video network systems and audio network systems software as a result of decreased average selling prices. This was partially offset by increased margins on network systems software products. The increase in Video Communications gross margins was due to increased average selling prices due to product mix and the fact that the first year of service is no longer bundled in the product price, which was partially offset by increased expenses related to stock-based compensation and additional reserves for excess and obsolete inventories. Effective July 1, 2006, we began to separately charge for the initial year of service for our video conferencing products rather than charging one combined price for the product and service. As a result, we are no longer required to defer a portion of the product revenues to cover the first year of service.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our product gross margins. Cost of service revenues and service gross margins included a $0.6 million and $0.4 million charge for stock-based compensation in the three months ended March 31, 2007 and 2006, respectively.

Overall, service gross margins increased in the three months ended March 31, 2007 over the comparable period in 2006 as a result of revenues increasing at a faster pace than related service costs, as well as, a shift in mix of services revenues toward higher margin video maintenance revenues. Service gross margins were also favorably impacted by the amortization of deferred revenue associated with the first year of service on our VSX™ products that was included in the product price through June 30, 2006 and amortized over the twelve month period following shipment.

Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain our current gross margin levels. Uncertainties surrounding revenue levels and related production level variances, competition, changes in technology, changes in product mix, variability of stock-based compensation costs, and the potential of resulting royalties to third parties, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty and recall costs and timing of sales over the next few quarters can cause our cost of revenues percentage to vary significantly. In addition, we may experience higher prices on commodity components that are included in our products, such as the cost increases for memory devices used in many of our products. We have also recently incurred cost increases in components that are required to be in compliance with the recent Restrictions on Hazardous Substances (RoHS) rules in Europe.

In addition, cost variances associated with the manufacturing ramp of new products, or the write-off of initial inventory purchases due to product launch delays or the lack of market acceptance of our new products could occur, which would increase our cost of revenues as a percentage of revenues. In addition to the uncertainties listed above, cost of revenues as a percentage of revenues may increase due to a change in our mix of distribution channels and the mix of international versus North American revenues. Cost of revenues will also increase in the remainder of 2007 as a result of increased compensation charges due to increased stock-based compensation expense, as well as annual merit increases and incentive accruals. Stock-based compensation costs associated with stock options are determined through the use of an option-pricing model that is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. Changes in these underlying factors and assumptions may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict.

Sales and Marketing Expenses

	Three Months Ended
$ in thousands	March 31, 2007	March 31, 2006	Increase
Expenses	$50,936	$40,175	27%
% of Total Revenues	26%	25%	1 pt

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct marketing expenses, are not allocated to our segments. Sales and marketing expenses included a $2.5 million and $1.4 million charge for stock-based compensation in the three month periods ended March 31, 2007 and 2006, respectively.

The increase in Sales and marketing expense as a percentage of revenue and in absolute dollars for the three months ended March 31, 2007, as compared to the comparable period in 2006, was due primarily to an increase in sales commissions and co-op marketing charges as a result of increased revenues, increases in our sales and marketing headcount due to the expansion of our sales and marketing efforts, as well as increased compensation charges due to incentive compensation costs and stock-based compensation expense.

We expect to continue to increase our sales and marketing expenses in absolute dollar amounts and to increase spending as a percentage of revenues during the remainder of 2007 as we continue to increase our sales coverage and expand our marketing efforts across all our markets through the hiring of additional sales personnel and increased spending on marketing programs. We also expect to incur increased expenses, especially advertising expenses, to market new products, to increase the adoption rate of our technology and products and to educate potential end-users as to the desirability of these products over competing products, especially as we launch new products and as a result of increased competition in the high end video conferencing market. We also expect sales and marketing expenses to increase in absolute dollars in 2007 over the 2006 levels as a result of the acquisition of SpectraLink and, to a lesser extent, our acquisition of Destiny. In addition, sales and marketing expenses will also increase in 2007 over the 2006 levels as a result of increased compensation charges due to recording stock-based compensation expense, as well as annual merit increases and incentive accruals. Stock-based compensation costs associated with stock options are determined through the use of an option-pricing model that is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. Changes in these underlying factors and assumptions may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict.

Research and Development Expenses

	Three Months Ended
$ in thousands	March 31, 2007	March 31, 2006	Increase
Expenses	$30,675	$27,523	11%
% of Revenues	16%	18%	(2	) pts

Research and development expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development expenses included a $2.6 million and $1.8 million charge for stock-based compensation in the three months ended March 31, 2007 and 2006, respectively.

Research and development expenses as a percentage of revenue decreased for the three months ended March 31, 2007 as compared to the comparable period in 2006, primarily due to spending increasing by 11% in the comparable periods while revenues increased 22% over the comparable periods. The increase in absolute dollars in the three months ended March 31, 2007 as compared to the comparable period in 2006, is due to planned increases in program development expenses to support increased investment in new product initiatives, such as our High Definition video and voice products and next generation network systems products, as well as increased compensation charges related to incentive accruals and stock-based compensation expense. Research and development expenses increased in the three months ended March 31, 2007 as compared to the comparable period in 2006, in our Video Communications and Voice Communications segments and decreased slightly in our Network Systems segment.

We are currently investing research and development resources to enhance and upgrade the products that comprise our unified collaboration communications solutions, which encompass products and services in all our segments, including additional network systems products, products that address the very high end video conferencing market and additional voice-over-IP products. We also plan to make incremental investments in research and development in WLAN to broaden the enterprise wide application for the SpectraLink products. In addition, we are investing research and development resources across all segments to support our strategic partnerships. We anticipate committing a greater proportion of our research and development expenses toward the development of our software and infrastructure products, which are included in the Network Systems segment, to enhance the integration and interoperability of our entire product suite.

We believe that technological leadership is critical to our success, and we are committed to continuing a high level of research and development to develop new technologies and products to combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. We expect that research and development expenses in absolute dollars will increase in the future. We also expect research and development expenses to increase in absolute dollars in 2007 over the 2006 levels as a result of the acquisition of SpectraLink and, to a lesser extent, our acquisition of Destiny. In addition, research and development expenses will continue to increase in 2007 over the 2006 levels as a result of increased compensation charges due to recording stock-based compensation expense as well as annual merit increases and incentive accruals. Stock-based compensation costs associated with stock options are determined through the use of an option-pricing model that is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. Changes in these underlying factors and assumptions may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict.

General and Administrative Expenses

	Three Months Ended
$ in thousands	March 31, 2007	March 31, 2006	Increase
Expenses	$12,476	$10,177	23%
% of Revenues	7%	7%	—

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, patent litigation costs, and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included a $2.1 million and $1.2 million charge for stock-based compensation in the three months ended March 31, 2007 and 2006, respectively.

As a percentage of revenues, general and administrative expenses remained flat for the three months ended March 31, 2007 as compared to the comparable period in 2006. The increase in spending in absolute dollars in general and administrative in the three months ended March 31, 2007 over the comparable period in the prior year was primarily due to increased compensation charges related to increased incentive accruals and stock-based compensation expense, as well as legal and project-related outside services costs. This was partially offset by decreased infrastructure costs. In the three months ended March 31, 2007, the increase in compensation charges, including stock compensation costs, accounted for $1.4 million of the increase, and legal and outside services accounted for $0.8 million of the increase, which was partially offset by decreases in infrastructure costs of $0.1 million.

Significant charges due to costs associated with litigation, including our ongoing litigation against Codian, or uncollectibility of our receivables would increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded. Additionally, predicting the timing of bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to visibility of costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors. General and administrative expenses may also increase as a result of the fee arrangement we have with outside legal counsel representing us in our litigation against Codian, pursuant to which we may owe additional legal fees if a favorable outcome in the litigation is ultimately achieved. Such fees would be recorded in the period in which a favorable litigation outcome occurs. We believe that our general and administrative expenses will also likely continue to increase in absolute dollar amounts in the future primarily as a result of expansion of our administrative staff and other costs related to supporting a larger company, increased costs associated with regulatory requirements, and our continued investments in international regions. We also expect general and administrative expenses to increase in absolute dollars in 2007 over the 2006 levels as a result of the acquisition of SpectraLink, and to a lesser extent, our acquisition of Destiny. In addition, general and administrative expenses will continue to increase in 2007 over the 2006 levels as a result of increased compensation charges due to recording stock-based compensation expense as well as annual merit increases and incentive accruals. Stock-based compensation costs associated with stock options are determined through the use of an option-pricing model that is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. Changes in these underlying factors and assumptions may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict.

Acquisition-Related Integration Costs

We recorded a charge to operations of $1.2 million and less than $0.1 million for the three month periods ended March 31, 2007 and 2006, respectively, for acquisition-related integration costs. These charges primarily include outside financial advisory, accounting, legal and consulting fees, and other costs incurred directly related to integrating acquired companies. The 2007 charges are primarily related to professional services costs to integrate SpectraLink, which we acquired in March 2007, and to a lesser extent Destiny which we acquired in January 2007. The 2006 charges are related to professional services costs to integrate DSTMedia, which we acquired in August 2005. We expect to incur additional integration costs related to the SpectraLink acquisition throughout the remainder of 2007. In addition, if we acquire additional businesses in the future, we may incur material acquisition expenses related to these transactions.

Purchased In-process Research and Development

In the three month period ended March 31, 2007, we recorded a charge totaling $9.4 million for in-process research and development acquired as part of our acquisition of SpectraLink, which related primarily to projects associated with software enhancements and upgrades to the functionality and performance of the Link, NetLink and DECT products. The amount allocated to purchased in-process research and development was determined by management, after considering, among other factors, the results of a preliminary independent appraisal based on established valuation techniques in the high-technology communications industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for these in-process research and development projects as of the acquisition date. The development of these technologies remains a significant risk due to the remaining efforts to achieve technological feasibility, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats. The nature of the efforts to develop these technologies into commercially viable products consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results.

The key assumptions primarily consist of an expected completion date for the in-process projects, which range in stages of completion from 36% to 92% and are expected to be completed over the next 12 to 15 months; estimated costs to complete the projects of approximately $1.4 million; revenue and expense projections, assuming the products have entered the market; and discount rates based on the risks associated with the development lifecycle of the in-process technology acquired at rates ranging from 15 to 16 percent. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time the acquisition was completed and may result in impairment charges. Due to the acquisition closing on March 26, 2007, we may need to adjust the purchase price allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates.

Amortization of Purchased Intangibles

In the three months ended March 31, 2007 and 2006, we recorded $1.4 million and $1.6 million, respectively, in amortization of purchased intangibles related to the MeetU, Voyant, DSTMedia, Destiny and SpectraLink acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives which range from several months to eight years. The decrease in absolute dollars for the three months ended March 31, 2007 as compared to 2006 is primarily due to some of the purchased intangibles related to Voyant becoming fully amortized as of December 31, 2006 which was partially offset by the addition of purchased intangibles related to the SpectraLink and Destiny acquisitions during the three months ending March 31, 2007.

Restructuring Costs

During the third quarter of 2006, management approved a restructuring plan for eliminating or relocating certain positions throughout the Company in order to consolidate certain functions into one location, as well as to relocate the Asia Pacific headquarters from Hong Kong to Singapore. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge of approximately $1.9 million in 2006 related to workforce reductions and relocations, which events had been communicated to the impacted employees or incurred during the period. The charge was comprised of severance and other employee termination benefits related to these workforce reductions, which impacted less than 3 percent of the Company’s employees worldwide, and costs related to relocations that had been incurred as of December 31, 2006. During the three months ended March 31, 2007, the final $0.2 million charge was taken for the employees who did not terminate until the first quarter of 2007 and, in accordance with FAS 146, exceed the minimum retention period (generally 60 days), as well as for remaining costs associated with employee relocation, facilities closures and moving related expenses, which were recognized when the Company ceased to use the facility or as incurred. Approximately $0.2 million remains to be paid as of March 31, 2007 related to these actions and is anticipated to be paid in the quarter ending June 30, 2007.

During the first quarter of 2006, management approved a restructuring plan for eliminating certain positions throughout the Company but focused on the sales and general and administrative functions. The resulting actions were intended to streamline and focus the Company’s efforts and more properly align its cost structure with its projected revenue streams. In accordance with SFAS 146, the Company recorded a charge of approximately $0.6 million in 2006 related to workforce reductions, which had been communicated to the impacted employees during the period. The total charge of $0.6 million consisted of severance and other employee termination benefits related to these workforce reductions, which comprised less than 1 percent of the Company’s employees worldwide. All payments related to these actions were made by December 31, 2006.

Interest Income, Net

Interest income, net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts. Interest income, net of interest expense, was $6.6 million and $3.9 million for the three months ended March 31, 2007 and 2006, respectively.

Interest income increased for the three months ended March 31, 2007 over the comparable period in the prior year primarily due to higher average investment returns, and to a lesser extent, by higher average cash and investment balances in the first quarter of 2007. Average interest rate returns on our cash and investments were 5.62% in the first quarter of 2007 compared to 3.97% for the first quarter of 2006.

Interest income, net will decrease in 2007 compared to 2006 due to our lower cash balance as a result of our recent acquisitions and could also fluctuate as a result of changes in market interest rates. The cash balance could decrease further depending upon the amount of cash used in any future acquisitions, our stock repurchase activity and other factors.

Provision for Income Taxes

Our overall effective tax rate for the three months ended March 31, 2007 is 39.0%, which resulted in a provision for income taxes of $6.5 million. The overall effective tax rate for the three months ended March 31, 2006 was 33.0%, which resulted in a provision for income taxes of $6.9 million. The increase in the effective tax rate was primarily the result of the non-deductibility of $9.4 million of in-process research and development expenses associated with the SpectraLink acquisition which closed on March 26, 2007 partially offset by a discrete tax benefit of $1.5 million related to the settlement of tax audits in a foreign jurisdiction.

Tax deductions associated with stock option exercises related to grants vesting prior to January 1, 2006 are credited to stockholders’ equity. Tax deductions in excess of prior book expenses under FAS123R associated with stock option exercises related to grants vesting on or after January 1, 2006 are also credited to stockholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $8.6 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively.

The presentation in the accompanying March 31, 2007 Condensed Consolidated Balance Sheet related to certain deferred tax liabilities recorded in connection with our acquisitions of SpectraLink and Destiny differs from the presentation in the Balance Sheet included in our first quarter earnings report furnished in the Form 8-K filed on April 26, 2007. Subsequent to the earnings report, additional information regarding the tax jurisdictions to which the deferred tax liabilities relate was obtained. FAS 109 requires that deferred tax assets and deferred tax liabilities relating to the same tax jurisdiction be presented on a net basis. As a result, approximately $31.4 million of long-term deferred tax liabilities were reclassified and netted against long-term deferred tax assets. This reclassification did not impact our results of operations or cash flows

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As a result, we decreased our reserves for uncertain tax positions by $12.6 million. A $3.4 million decrease in relation to interest and penalties and various tax reserves was accounted for as a cumulative adjustment to the beginning balance of retained earnings. A $9.2 million decrease related to pre-acquisition tax reserves was accounted for as an adjustment to goodwill. At the adoption date of January 1, 2007, we had $61.5 million of unrecognized tax benefits, $26.6 million of which would affect our income tax expense if recognized. The remaining balance of the unrecognized tax benefits of $34.9 million would be an adjustment to goodwill or stockholders’ equity. In the quarter ended March 31, 2007, we released a $3.7 million tax reserve due to a settlement with the Israel tax authority. As of March 31, 2007, we had $57.8 million of unrecognized tax benefits. We estimate that there will be no material changes in its uncertain tax positions in the next 12 months. In addition, we recognized certain net operating loss carryovers of PictureTel that had not been recognized previously. This resulted in the establishment of a deferred tax asset of $40.4 million and a corresponding reduction in goodwill.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007, we had approximately $2.2 million of accrued interest and penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. We are no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 1998. Foreign income tax matters for most foreign jurisdictions have been concluded for years through 1999 except for the United Kingdom and Switzerland which have been concluded for years through 2004 and Israel which has been concluded for years through 2003.

Segment Information

A description of our products and services, as well as selected financial data, for each segment can be found in Note 12 to the Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three months ended March 31, 2007 and 2006.

Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and to allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, stock-based compensation costs, general and administrative costs, such as legal and accounting costs, acquisition-related integration costs, amortization and impairment of purchased intangible assets, purchased in-process research and development costs, restructuring costs, interest income, net, and other expense, net.

Video Communications

	Three Months Ended
$ in thousands	March 31, 2007	March 31, 2006	Increase
Revenue	$95,459	$74,169	29%
Contribution margin	$49,024	$34,598	42%
Contribution margin as % of video communication revenues	51%	47%	4 pts

Revenues from our Video Communications segment for the three months ended March 31, 2007 increased 29% over the same period of 2006, due primarily to increased sales volumes and higher average selling prices of our group video systems, which consisted primarily of our VSX and HDX product family. Revenues also increased as a result of increased revenues from sales of our RPX telepresence product.

International revenues, or revenues outside of Canada and the U.S., accounted for 55% and 52% of our Video Communications segment revenues for the three months ended March 31, 2007 and 2006, respectively. In the three months ending March 31, 2007 and 2006, one channel partner accounted for 13% and 10%, respectively, of our total revenues for our Video Communications segment.

The contribution margin as a percentage of Video Communications segment revenues for the three months ended March 31, 2007 increased to 51% as compared to 47% in the same period in 2006. The increase in contribution margin was primarily due to higher gross margins as a result of higher average selling prices on our group video products, while engineering expenses decreased and direct marketing expenses remained flat as a percent of revenues, although increasing in absolute dollars in the comparable three month periods.

Direct marketing and engineering spending in the Video Communications segment will fluctuate depending upon the timing of new product launches and marketing programs.

Voice Communications

	Three Months Ended
$ in thousands	March 31, 2007	March 31, 2006	Increase (Decrease)
Revenue	$55,349	$40,582	36%
Contribution margin	$24,788	$18,992	31%
Contribution margin as % of voice communication revenues	45%	47%	(2	) pts

Revenues from our Voice Communications segment for the three months ended March 31, 2007 increased 36% over the same period of 2006, due primarily to increased sales volumes of our Voice-over-IP products and circuit switched products, and to a lesser extent, increases in our installed voice products. Revenues from products acquired in the SpectraLink acquisition in the first quarter of 2007 accounted for $1.6 million of the increase over the year ago period.

International revenues, or revenues outside of Canada and the U.S., accounted for 36% and 33% of our Voice Communications segment revenues for the three months ended March 31, 2007 and 2006, respectively. In the three months ending March 31, 2007 and 2006, one channel partner accounted for 13% and 11%, respectively, of our total revenues for our Voice Communications segment.

The contribution margin as a percentage of Voice Communications segment revenues for the three months ended March 31, 2006 decreased to 45% as compared to 47% in the same period in 2005. The decrease in contribution margin was due to lower gross margins as a result of increased Voice-over-IP product revenues which generally have a lower gross margin than our circuit switched and installed voice products. Engineering and direct marketing expenses remained flat as a percent of revenues, although increasing in absolute dollars in the three months ended March, 31, 2007 as compared to the same period in 2006. As the SpectraLink acquisition is only included in our results from March 26, 2007, it did not have a material impact on the contribution margin for the three months ended March 31, 2007.

Direct marketing and engineering spending in the Voice Communications segment will fluctuate depending upon the timing of new product launches and marketing programs.

Network Systems

	Three Months Ended
$ in thousands	March 31, 2007	March 31, 2006	(Decrease)
Revenue	$18,664	$23,917	(22)%
Contribution margin	$2,407	$7,181	(66)%
Contribution margin as % of network systems revenues	13%	30%	(17	) pts

Revenues from our Network Systems segment for the three months ended March 31, 2007 decreased 22% over the same period in 2006, due to decreased audio network systems and network systems software revenues which were partially offset by increases in revenues from our video network systems products. The decline in audio network systems revenues is due to lower sales volume and average selling prices per port in the three months ended March 31, 2007 over the same period in 2006, primarily due to the consolidation of service provider customers, customer capacity requirements and the discontinuance of the OCI product line. The increase in video network systems revenues was due to increased volume, partially offset by decreased average selling prices.

International revenues, or revenues outside of Canada and the U.S., accounted for 49% and 38% of our Network Systems segment revenues for the three months ended March 31, 2007 and 2006, respectively. In the three months ending March 31, 2007 one customer accounted for 11% of our total revenues for our Network Systems segment. For the three months ended March 31, 2006, our Network Systems segment had two customers that represented approximately 15% and 13%, respectively, of Network Systems segment revenues.

The decrease in contribution margin as a percentage of Network Systems segment revenues for the three months ended March 31, 2007 as compared to the same period in 2006 is due primarily to lower gross margins and, to a lesser extent, increased engineering expenses as a percentage of revenues due to lower revenues. Direct marketing expenses were essentially flat as a percent of revenue in the three months ending March 31, 2007 compared to the same period in 2006. Gross margins for Network Systems were lower in the three months ending March 31, 2007 compared to the same period in 2006 primarily due to lower average selling prices on video network systems and decreased audio network system revenues which typically have a higher gross margin due to their software content.

Services

	Three Months Ended
$ in thousands	March 31, 2007	March 31, 2006	Increase
Revenue	$23,246	$19,045	22%
Contribution margin	$9,750	$7,753	26%
Contribution margin as % of services revenues	42%	41%	1 pt

Revenues from our Services segment for the three months ended March 31, 2007 increased 22% over the same period in 2006, due primarily to increased video network systems services. Revenues from services related to products acquired in the SpectraLink acquisition in the first quarter of 2007 accounted for $0.5 million of the increase over the year ago period.

International revenues, or revenues outside of Canada and the U.S., accounted for 34% and 32% of total Service revenues for the three months ended March 31, 2007 and 2006, respectively. No one customer accounted for more than 10% of our total revenues for our Services segment for the three months ended March 31, 2007 or 2006.

Overall, the increase in the Services segment contribution as a percentage of Service segment revenues for the three months ended March 31, 2007 as compared to the same period in 2006 is due primarily to increased gross margins more than offsetting increases in operating expenses. Service gross margins increased for the three months ended March 31, 2007 as compared to the same period in 2006 as a result of revenue increasing at a faster pace than related service costs. Service gross margins in the three months ended March 31, 2007 were also favorably impacted by the amortization of deferred revenue associated with the first year of service on our VSX and V500 products that was included in the product price and amortized over the twelve month period following shipment.

Liquidity and Capital Resources

As of March 31, 2007, our principal sources of liquidity included cash and cash equivalents of $190.6 million, short-term investments of $101.7 million and long-term investments of $83.1 million. Substantially all of our short-term and long-term investments are comprised of U.S. government securities, state and local government securities and corporate debt securities. See Note 14 of Notes to our Condensed Consolidated Financial Statements. In addition, we have a $25.0 million line of credit with a bank which was unused at March 31, 2007; however, we do have outstanding letters of credit totaling approximately $1.5 million, of which $1.3 million are secured by this line of credit. We were in default of our tangible net worth financial covenant at March 31, 2007 as a result of our acquisition of SpectraLink. We have received a waiver from the bank and the bank is currently reviewing the financial covenants in the line of credit agreement to ensure that all of the financial covenants will be appropriate for the Company in the future.

We generated cash from operating activities totaling $16.8 million in the three months ended March 31, 2007, compared to $26.1 million in the comparable period of 2006. The decrease in cash provided from operating activities for the three months ended March 31, 2007 over the comparable period in 2006 was due primarily to larger increases in trade receivables, increases in inventories and prepaid expenses and a decrease in other accrued liabilities. Offsetting these negative effects were increases in net income and non-cash expenses and taxes payable as well as decreases in deferred taxes and a smaller decrease in accounts payable.

The total net change in cash and cash equivalents for the three months ended March 31, 2007 was a decrease of $125.8 million. The primary uses of cash during this period were $254.7 million for the acquisitions of Destiny and SpectraLink and $5.9 million for purchases of property and equipment. The primary sources of cash were $16.8 million from operating activities, $35.3 million associated with the exercise of stock options and purchases under the employee stock purchase plan, $8.7 million for the excess tax benefit from stock based compensation and $74.1 million in proceed from sales and maturities of investments, net of purchases. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses and other items (such as depreciation, amortization, the provision for doubtful accounts, inventory write-downs for excess and obsolescence, non-cash stock based compensation, excess tax benefit from stock based compensation, the purchases of in-process research and development and loss on disposal of property and equipment), reductions in deferred taxes and increases in taxes payable. Offsetting the positive effect of these items were net increases in trade receivables, inventories and prepaid expenses and other assets as well as net decreases in accounts payable and other accrued liabilities.

Our days sales outstanding, or DSO, metric was 48 days at March 31, 2007 compared to 43 days at March 31, 2006. This increase in DSO was due primarily to the addition of SpectraLink receivables. Excluding SpectraLink, DSO was 41 days at March 31, 2007. We expect that DSO will increase slightly as we integrate SpectraLink but that overall DSO will remain in the 40 to 50 day range. DSO could also increase as a result of fluctuations in revenue linearity and increases in receivables from service providers and government entities that have longer payment terms of 45 and 60 days, respectively, compared to our standard 30 day terms. Inventory turns decreased from 5.3 turns at March 31, 2006 to 4.2 turns at March 31, 2007. The reduction in turns primarily reflects increased inventory levels due to the acquisition of SpectraLink. Excluding SpectraLink inventory turns were 5.7. We believe inventory turns will continue to fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a greater mix of ocean freight versus air freight to reduce freight costs.

Approximately $20.5 million of the consideration paid in the SpectraLink acquisition was paid on April 2, 2007 and is included in our current liabilities at March 31, 2007.

As part of the Destiny Conferencing acquisition, Destiny shareholders may receive up to an additional $10.0 million of consideration through 2008, payable in cash, based on achievement of certain financial milestones relating to the operating results of Destiny.

As part of the DSTMedia acquisition, DSTMedia shareholders may receive up to an additional $20.0 million of consideration through 2008, payable in cash, based on the achievement of certain financial milestones relating to the operating results of DSTMedia. DSTMedia’s results of operations have been included in our results of operations since August 25, 2005.

From time to time, the Board of Directors has approved plans to purchase shares of our common stock in the open market. During the three months ended March 31, 2006 we purchased approximately 2.7 million of our common stock in the open market for cash of $52.4 million. We did not purchase any of our common stock during the three months ended March 31, 2007. As of March 31, 2007, we were authorized to purchase up to an additional $15.7 million under the 2005 share repurchase plan.

At March 31, 2007, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $71.1 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

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

The table set forth below shows, as of March 31, 2007, the future minimum lease payments, net of estimated sublease income of $0.3 million through June 2008, due under our current lease obligations. For example, we lease an approximately 152,000 square foot building which is fully subleased to a third party for a term that is concurrent with the term of our lease obligation. As a result we are not currently showing a lease obligation related to this facility. If this sublease were to be terminated, or if the tenant defaulted on payment, we would incur additional lease payments that would negatively impact our operating results and overall cash flows. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of March 31, 2007 are as follows (in thousands):

Year ending March 31,	Gross Minimum Lease Payments	Estimated Sublease Receipts	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long- Term Liabilities	Purchase Commitments
Remainder of 2007	$9,236	$(249)	$8,987	$2,851	$—	$69,932
2008	10,157	(30)	10,127	2,956	587	457
2009	9,484	—	9,484	2,790	555	494
2010	9,628	—	9,628	2,602	679	179
2011	9,336	—	9,336	2,444	794	—
Thereafter	20,365	—	20,365	4,069	6,479	—

Total payments	$68,206	$(279)	$67,927	$17,712	$9,094	$71,062

As discussed in Note 15 of the Notes to the Condensed Consolidated Financial Statements, we adopted the provisions of FIN 48 as of January 1, 2007. At January 1, 2007, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $61.5 million, of which we do not expect to be due within the next 12 months.

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

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Stock-based Compensation Expense

We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values in accordance with SFAS 123(R). SFAS 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Our determination of fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our Consolidated Statements of Operations.

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

Deferred and Refundable Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of March 31, 2007, we have $50.8 million in net deferred tax assets. In order to fully utilize these deferred tax assets we need to generate sufficient amounts of future U.S. taxable income. We believe based upon our financial projections that it is more likely than not that we will generate sufficient future taxable income to utilize these assets and therefore, as of March 31, 2007, we have not established a valuation allowance against these assets.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires us to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained. Upon adoption, we decreased our reserves for uncertain tax positions by $12.6 million. A $3.4 million decrease in relation to interest and penalties and various tax reserves was accounted for as a cumulative adjustment to the beginning balance of retained earnings. A $9.2 million decrease related to pre-acquisition tax reserves was accounted for as an adjustment to goodwill. In addition, we recognized certain net operating loss carryovers of PictureTel that had not been recognized previously. This resulted in the establishment of a deferred tax asset of $40.4 million and a corresponding reduction in goodwill. We continue to follow the practice of recognizing interest and penalties related to income tax matters as a part of provision for income taxes.

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

In the fourth quarter of 2006, we completed our annual goodwill impairment test. The assessment of goodwill impairment was conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. Based on the results of these impairment tests, we determined that our goodwill assets were not impaired as of December 31, 2006.

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

Non-marketable Securities

We periodically make strategic investments in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. For example, to date, due to these and other factors, we have recorded cumulative charges against earnings totaling $14.1 million associated with the impairment of these investments, including $1.6 million in the fourth quarter of 2005. At March 31, 2007 and December 31, 2006, our strategic investments had a carrying value of $8.9 million. In the three months ended March 31, 2007, we made no new investments in privately held companies and did not record any write-downs of existing investments in privately held companies. In the three months ended March 31, 2006, we made $1.0 million of investments in privately held companies and did not record any write-downs of existing investments in privately held companies.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

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

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents, held at March 31, 2007 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

Issuer	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS	Current Fair Market Value	50 BPS	100 BPS
U.S. Government Securities	$57,540	$57,471	$57,402	$57,334	$57,266
State and local governments	1,403	1,401	1,399	1,398	1,396
Corporate debt securities	126,263	126,113	125,964	125,812	125,662

Total	$185,206	$184,985	$184,765	$184,544	$184,324

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS	Current Fair Market Value	50 BPS	100 BPS
U.S. Government Securities	$57,471	$57,437	$57,402	$57,368	$57,334
State and local governments	1,401	1,400	1,399	1,398	1,398
Corporate debt securities	126,113	126,038	125,964	125,888	125,812

Total	$184,985	$184,875	$184,765	$184,654	$184,544

Foreign Currency Exchange Rate Risk

Prior to 2006, a substantial majority of our sales were denominated in United States dollars. Effective January 1, 2006, we commenced selling our products and services in certain of our European regions in Euros and in the United Kingdom in British Pounds, which has increased our foreign currency exchange rate fluctuation risk.

While we do not hedge for speculative purposes, as a result of our increasing exposure to foreign currency exchange rate fluctuations, we began purchasing forward exchange contracts to hedge our foreign currency exposure to the Euro, British

Pound and Israeli Shekel in the third quarter of 2006. As of March 31, 2007, we had outstanding forward exchange contracts to sell 4.4 million Euros at 1.29 and 2.3 million British Pounds at 1.93, and buy 11.9 million Israeli Shekels at 4.21. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in one month.

We also commenced a cash flow hedging program in the third quarter of 2006 to hedge a portion of anticipated revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekels. As of March 31, 2007, we had outstanding foreign exchange contracts to sell 21.3 million Euros at 1.33 and 4.1 million British Pounds at 1.94 and to buy 54.8 million Israeli Shekels at 4.19. These forward exchange contracts, carried at fair value, typically have maturities of less than 12 months.

As a result of our acquisition of SpectraLink, we now have operations in Horsens, Denmark. From time to time, we enter into foreign currency contracts to reduce our exposure to foreign-denominated inventory purchases made by the Denmark operation. For the three months ended March 31, 2007, the gains from these foreign currency exchange contracts were not significant. Changes in fair value of these forward contracts are recognized in other income (loss), net at the end of each period.

Based on our overall currency rate exposure as of March 31, 2007, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial effect on our financial position, results of operations and cash flows. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk.

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

On March 26, 2007, we acquired SpectraLink Corporation and, as a result, we have begun integrating the processes, systems and controls relating to the acquired company into our existing system of internal control over financial reporting in accordance with our integration plans. In addition, various transitional controls designed to supplement existing internal controls have been implemented with respect to the acquired processes and systems. Except for the processes, systems and controls relating to the integration of SpectraLink, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OR ALL OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE SIGNIFICANTLY DUE TO ANY OF THESE RISKS, AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. IN ASSESSING THESE RISKS, INVESTORS SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

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

We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our current or future competitors, or our delay in bringing new products to market to compete with competitive products, could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be the reduction in the prices of our products and our competitors’ products, the introduction of additional lower priced competitive products or the introduction of new products or product platforms that render our existing products or technologies obsolete. For example, our video network systems product revenues had declined sequentially since the fourth quarter of 2004 until the second quarter of 2006, as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures. While revenues from our video network systems product revenues improved sequentially in the third and fourth quarters of 2006, video network system product revenues were lower in the first quarter of 2007 than the fourth quarter of 2006, and could decline again in the future.

Competition that we face in our markets is intense and competition that we face in certain of our international markets is different than that we face in North America and is currently based principally on price. We have noted additional competitors and increased pricing pressures in China, India and other parts of Asia contributing to decreased revenues in Asia in 2005 as compared to 2004. Although we have had improved year over year performance in Asia throughout 2006 and the first quarter of 2007, we still see increased competition in this region, particularly in China. If we are unable to compete effectively in these regions in terms of price, technology, product offerings or marketing strategies, our overall financial results may suffer.

Competition in each of our markets is intense, and the failure to perform in any of these markets could negatively affect our results of operations.

We face significant competition in the communications industry. In video communications, our major competitors include Tandberg and a number of other companies including Aethra, Avistar, Cisco Systems, D-Link, Hewlett-Packard, Huawei, Kedacom Technologies, NEC, Panasonic, Sony, VCON, VTEL and ZTE, as well as various smaller or new industry entrants. We face competition for sales of our RPX telepresence solution against competitive product offerings from Cisco Systems and Hewlett- Packard. In addition, Microsoft has announced that it will be launching products that will be competitive with our videoconferencing products. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology, next generation high definition video resolution technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video conferencing products or may partner with companies which have more substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market or sell their products and to bring their products to market more rapidly than we can. We may also underestimate the demand for particular products that incorporate new technologies. For instance, products utilizing next generation high definition video resolution technology are being brought to market by us and certain of our competitors, which may not receive market acceptance or may result in a slowdown in our sales cycle for our video products. These factors could negatively impact our video revenues as customers assess such new technologies or wait to make purchases until sales prices for such next generation products fall. Also, new strategic partnerships are regularly being formed and announced by our competitors, such as the video partnership announced in January 2007 between Hewlett-Packard and Tandberg, which may increase competition and result in increased downward pressure on our product prices.

We have lost group video conferencing sales opportunities to our competitors, including to competitors in China who sell at lower price points. Although we had improved year over year performance in Asia throughout 2006 and the first quarter of 2007, we still see increased competition in this region, particularly in China, which we believe contributed to a sequential decrease in group video conferencing unit sales in Asia in the third quarter of 2006. We expect to continue to face stiff competition, and our competitors may gain market share from us, due in part to their strategic relationships and their latest product offerings. In addition, we believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Hewlett-Packard, IBM, Microsoft, and WebEx that enable web-based or network-based video and collaboration communications. In addition, Cisco Systems, Hewlett-Packard, IBM, Microsoft or another large multi-national company with resources substantially larger than ours, could enter any of our markets through acquisition of a direct competitor, which would significantly change the competitive landscape.

The market for voice communications equipment, including voice conferencing and desktop equipment, is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. In voice communications, our major conference phone competitors include Aethra, ClearOne Communications, Konftel, Mitel and other companies that offer lower cost, full-duplex speakerphones. There are also several low cost manufacturers in Asia and Europe that are emerging with VoIP desktop products competitive with ours. In addition, there are notable PBX and IP Call Manager manufacturers that compete with standards based IP products including Alcatel, Avaya, Cisco Systems, Mitel, Nortel and Siemens. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that cost less than our voice communications products.

With respect to our recently acquired SpectraLink product lines, our product competition falls into four general categories: multi-user cordless telephone products, unlicensed multi-cell systems, cellular-based systems, and WLAN-based systems. With the SpectraLink acquisition, we also compete with Cisco Systems in the WLAN market. We also now compete in the residential market (both wired and wireless DECT systems), primarily in Europe. Our primary competitors include Cisco Systems, Samsung and Hitachi Cable. The overall market in the consumer segment is highly competitive, and many of such competitors may have greater financial, technical, research and development, and marketing resources than we do. In addition, mature DECT standard-based products previously marketed by large telecom companies in markets outside the U.S. are being introduced in the U.S., which may be lower-priced than our Link and NetLink offerings. Enterprise adoption of standards for wireless LAN and VoIP may lead to the commoditization of wireless telephone technology and the availability of low-cost alternative products. Other purchasers may prefer to buy their wireless telephone systems from a single source provider of wireless local area networks, or LANs, such as Cisco Systems, who provides wireless infrastructure and wireless telephones.

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

The markets for video and voice communications and network systems products are characterized by rapidly changing technology, such as the recent demand for high definition video technology and lower cost network systems products, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, proper positioning of new products in relation to our total product portfolio and their relative pricing, differentiation of new products from those of our competitors, and market acceptance of these products. Additionally, properly addressing the complexities associated with compatibility issues, channel partner and sales force training, technical and sales support, as well as field support, are also factors that may affect our success. Further, as our product portfolio expands and we enter into product lines that require a more direct, high-touch sales model, such as our RPX product line, we are making key strategic investments in additional sales and marketing personnel. It will require time for such new personnel to receive training and to become familiar with our product lines and services. Ultimately, it is possible that our increased investments in this area may not yield the financial results that we hope to achieve from such investments.

We continually need to educate and train our channel partners to avoid any confusion as to the desirability of the new product offering compared to our existing product offerings. During the last year, we launched several new product offerings, and there is a risk that these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any product until they determine if these products are more desirable products than our legacy products. For instance, in 2005, we introduced the VSX7000e and VSX7000s as successors to our legacy VSX 7000 product, which caused confusion among certain of our channel partners, some of whom delayed purchases of these new product offerings until they better understood the features and functionality of these products. Similarly, our recently introduced high definition video product family (HDX) may cause confusion with respect to our VSX product line. We also recently introduced our RMX 2000 conferencing platform which provides the next generation of conferencing infrastructure and may cause confusion with respect to our MGC media servers. Such delays in purchases could adversely affect our revenues, gross margins and operating results in the period of the delay.

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

Further, our video communications product development group is located in Massachusetts and Texas, our voice communications product development group is dispersed among California, Colorado, Georgia, Massachusetts, Canada, Denmark and India, and our network systems product development group is dispersed among Colorado, Georgia and Israel. Our need to manage large and geographically dispersed product development groups in our product lines results in certain inefficiencies and increased product development costs and creates an increased risk of delays in new product introductions.

We produce highly complex communications equipment, which includes both hardware and software and incorporates new technologies and component parts from different suppliers. In addition, many of the complex products that we now provide due to our SpectraLink acquisition can only be fully tested when deployed in “live” existing wireless networks. As a result, end-users may only discover defects or errors or experience breakdowns in their networks after the products have been deployed. Resolving product defect and technology issues could cause delays in new product introduction. Further, if such defects are not detected or cured prior to a new product launch, or are detected after a product has already been launched and cannot be cured or result in a product recall, such as our voluntary recall of the lithium ion batteries in our SoundStation 2W™ products in the first quarter of 2006, these events could result in the failure of a partial or entire product line or a temporary or permanent withdrawal of a product from the market. We may also have to invest significant capital and other resources to correct these problems, including product reengineering expenses and inventory, warranty and replacement costs. These problems might also result in claims against us by our customer or others.

Any delays in the future for new product offerings currently under development or any product defect issues or product recalls could adversely affect the market acceptance of these products (and correspondingly result in loss of market share), our ability to compete effectively in the market, and our reputation, and therefore, could lead to decreased product sales and could seriously harm our results of operations. We may also experience cancellation of orders, difficulty in collecting accounts receivable, increased service and warranty costs in excess of our estimates, diversion of resources and increased insurance costs and other losses to our business or to end-user customers.

We face risks related to the adoption rate of new technologies.

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our SoundStation IP™ and SoundPoint IP™ products are dependent on the roll out of voice-over-IP, or VoIP, technologies. In addition, VoIP products are traditionally sold through service providers. We may not be successful in expanding our current service provider network or maintaining a successful service provider network. The success of our VSX 3000™ and PVX™ software application products depend on the increased use of desktop video collaboration technologies. Further, as we see the adoption rate of new technologies increase, product sales of our legacy products may be negatively impacted. In addition, due to the SpectraLink acquisition, we now face risks related to our ability to respond to rapid technological changes within the on-premises wireless telephone industry. The wireless communications industry is characterized by rapid technological change, short product life cycles, and evolving industry standards.

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

We may not successfully execute on our vision of product requirements because of errors in defining product marketing requirements, planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. Due to the competitive nature of our business, any failure by us to meet any of these challenges could render our products or technologies obsolete or noncompetitive and thereby materially and adversely affect our business, reputation, and operating results.

A lower than anticipated rate of acceptance of domestic and international markets using the 802.11 standard or the emergence of competing standards may impede the growth of our wireless handsets or, if the market adoption of 802.11 standards occur more quickly than anticipated, the market for certain other SpectraLink product lines may decline.

Our NetLink wireless telephones that we acquired as part of the SpectraLink acquisition are compatible with the IEEE 802.11 standard for use on 802.11 compliant wireless LAN networks. Consequently, demand for NetLink wireless telephones depends upon the acceptance of markets utilizing 802.11-compliant networks. This depends in part upon the initial adoption of the 802.11 standard in international markets, as well as enhancements to that standard in the U.S. and foreign markets where the standard has already been adopted. Additionally, the acceptance of 802.11 compliant networks may move more slowly, if at all, if competing wireless networks are established and utilized. Additionally, the deployment of wireless voice and data systems has been inhibited by security concerns including the potential of unauthorized access to data and communications transmitted over or accessible through a wireless system. Potential customers may choose not to purchase our wireless products until wireless systems are developed which provide for greater security. Further, our wireless products may not be compatible with secure wireless systems that may be developed in the future. If markets utilizing 802.11 compliant networks do not grow as we anticipate, our product growth in this area would be impeded and we would not be able to factor the related revenue into our growth in the future. If the 802.11 standard does not emerge as the dominant wireless standard in our markets, or multiple standards are adopted that require different technologies, we may need to spend time and resources to add functionality to meet the additional standards and many of our strategic initiatives and investments may be of no or limited value. Further, to the extent that additional standards are adopted, our product differentiation could be minimized and our implementation may not be interoperable with the standard, necessitating additional product development to meet the standard which may cause product delays.

Conversely, if the market adoption of 802.11 standards is faster than anticipated, it may affect sales of DECT technology and Link WTS, proprietary technology that we also recently acquired through the SpectraLink acquisition. Sales of SpectraLink’s Link product have generally been flat in recent years and could be negatively impacted in the future by the adoption of 802.11 and purchases of our NetLink products. DECT solutions could face the same competition and cause a downward trend in our SpectraLink product sales growth and our overall gross margin in such product lines.

The market for on-premises wireless telephone systems may fail to grow or to grow as quickly as we anticipated when we acquired SpectraLink. If this market does not grow or grow quickly, our future results of operations could be harmed. In particular, increased demand for our new NetLink product depends on the growth of the voice over Wi-Fi-related market. Although NetLink handset sales grew significantly in the periods prior to our acquisition of SpectraLink, the market for deployment of converged voice and data wireless networks in the general enterprise continues to be immature. We expect that this will remain the case unless that market moves through its acceptance of IP wireless applications, standards adoption increases to reduce complexity, and customers deploy wireless IP access points more fully throughout their enterprise networks in densities required to support wireless voice traffic. Accordingly, the transition to NetLink and its potential impact on sales of our Link product are difficult to predict.

Lower than expected market acceptance of our products, price competition and other price changes would negatively impact our business.

If the market does not accept our products, our profitability would likely be harmed. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment and network systems, which could cause us to reduce the prices for any of these products or discontinue one product with the intent of simplifying our product offering and enhancing sales of a similar product. For example, we believe that the sequential declines in video network system revenues that we experienced from the fourth quarter of 2004 until the second quarter of 2006, are due in part to lower average selling prices as a result of increased competitive pressures. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a similar product. Effective July 1, 2006, we began to separately charge for the initial year of service for our video conferencing products rather than charging one combined price for the product and service. These actions may not have the desired result of increasing revenues and improving service renewal rates and, accordingly, could have an adverse impact on our product margins and profitability. In addition, we anticipate that our gross margins may become more difficult to predict due to these types of changes, the wide range of margins associated with each of our product lines, and shifts in the mix of products sold. Our network systems products typically have higher gross margins than our other product lines. Therefore, our gross margins could decrease if we continue to experience decreases in our network systems product sales. For example, in the first quarter of 2007 gross margins in our network systems segment were the lowest we have ever experienced and below our targeted range.

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

Since 2001, we have acquired several businesses, which together include goodwill valued at approximately $492.2 million and other purchased intangible assets valued at approximately $105.5 million as of March 31, 2007. This represents a significant portion of the assets recorded on our balance sheet and reflects significant increases in the first quarter of 2007 as a result of the recent Destiny and SpectraLink acquisitions. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values, as we did in the fourth quarters of 2005 and 2006, when we wrote down certain intangible assets associated with our acquisition of Voyant in the amount of $1.9 million and $1.4 million, respectively. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. To date, due to these and other factors, we have recorded cumulative charges against earnings totaling $14.1 million associated with the impairment of these investments, including $1.6 million in the fourth quarter of 2005. As of March 31, 2007, our investments in private companies are valued at $8.9 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

•	disruption within our company and among our channel partners as a result of the recent SpectraLink acquisition and the focus on the integration of the underlying operations;

•	changes in tax rates;

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

Sales of some of our products have experienced seasonal fluctuations which have affected sequential growth rates for these products, particularly in our third and first quarters. For example, there is generally a slowdown for sales of our products in the European region in the third quarter of each year and sales to government entities typically slow in our fourth quarter and to a greater extent in our first quarter. In addition, sales of our video conferencing products have historically declined in the first quarter of the year compared to the fourth quarter of the prior year, although this was not the case in the first quarter of 2007. We also saw a sequential decrease in group video conferencing unit sales in Europe and Asia in the third quarter of 2006, which we believe may be attributable to seasonality or other factors. Seasonal fluctuations could negatively affect our business, which could cause our operating results to fall short of anticipated results for such quarters, as they did in the first quarter of 2005.

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

Revenues for any particular quarter are extremely difficult to predict with any degree of certainty. We typically ship products within a short time after we receive an order and therefore, backlog is not a good indicator of future revenues. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which could in turn significantly negatively affect orders from our channel partners in any given quarter. Accordingly, our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, the majority of our audio and video network system orders are received in the last month of a quarter, typically the last few weeks of that quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. Further, while we believe we have taken steps to transition SpectraLink to our revenue linearity model, SpectraLink has historically received the majority of its orders in the last month of the quarter, or even the last couple of weeks of the quarter; and there can be no assurance that this will not occur again in the future while we continue to integrate SpectraLink’s operations into ours. We also have historically received a majority of our channel partner orders in the last month of a quarter and often in the last few weeks of the quarter. In the event that order linearity once again degrades to the levels we have experienced in the past, where the majority of our sales occurred in the last month of the quarter, or if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly. Accordingly, any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

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

To avoid confusion by our channel partners regarding our product offerings, we need to continually devote significant resources to educating and training them.

When we take any significant actions regarding our product offerings, or acquire new product offerings, it is important to educate and train our channel partners to avoid any confusion on the desirability of the new product offering in relation to our existing product offerings.

For instance, integrating acquired product offerings with ours has created confusion among our channel partners in the past and may continue to do so in the future. We will need to continue to devote significant resources to educate and train our channel partners about our product offerings. We have recently launched our HDX video conferencing products, our new RMX conferencing platform and added additional products through the acquisitions of SpectraLink and Destiny which will require significant resources and training to educate our channels. Channel confusion could also occur if we do not adequately train or educate the channel on our product families, especially in the cases where we simplify our product offerings by discontinuing one product in order to stimulate growth of a similar product. Ongoing confusion may lead to delays in ordering our products which would negatively affect our revenues.

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

Some of our current and future products are directly competitive with the products sold by both our channel and strategic partners. For example, we have an agreement with Cisco Systems under which we ship SoundStation IP conference phones for resale by Cisco Systems. In addition, Cisco Systems sells a network systems product which is in direct competition with our network systems offerings. Also, Cisco Systems has a partnership with Tandberg, one of our major competitors in the video communications business, pursuant to which Tandberg provides Cisco Systems with technology that is co-branded and sold by Cisco Systems. Cisco Systems also recently announced a new high end video conferencing product which is in direct competition with our video conferencing solutions. With our recent acquisition of SpectraLink, we also compete with Cisco Systems in the WLAN space. As a consequence of conflicts such as these, there is the potential for our channel and strategic partners to compete head-to-head with us and to significantly reduce or eliminate their orders of our products or design our technology out of their products. Further, some of our products are reliant on strategic partnerships with call servers providers and wireless infrastructure providers. These partnerships result in interoperable features between products to deliver a total solution to our mutual end user customers. Competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies. As an example, we are now competing in the voice-over-IP handset arena through service providers, which may cause our relationships with our IP PBX strategic partners to erode. In addition, due to increasing competition with us for sales of videoconferencing equipment, Cisco Systems may decide to terminate its relationship with us to resell our SoundStation IP conference phones or eliminate the interoperability of its wireless access points with our NetLink wireless telephones. Further, our strategic partners may acquire businesses that are competitive with us. Any such strain or acquisition could limit the potential contribution of our strategic relationships to our business, restrict our ability to form strategic relationships with these companies in the future and create additional competitive pressures on us, including downward pressure on our average selling prices, which would result in a decrease in both revenues and gross margins, any of which could harm our business.

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

Potential changes to our channel partner programs or channel partner contracts may not be favorably received and as a result our channel partner relationships and results of operations may be adversely impacted.

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

Service providers constitute some of the larger end user customers of our audio network systems products. The revenues in the network systems segment from service providers are subject to more variability than segment revenues from our channel partners and, as of the fourth quarter of 2006, service provider sales have comprised an increasingly smaller percentage of our revenues, as well as decreased in absolute dollars sequentially in the second, third and fourth quarters of 2006 and on a year-over-year basis. The loss of any one of these service provider customers for our network systems products, or our failure to adequately maintain or grow the level of network systems-related product sales to service providers, could have a materially adverse impact on our consolidated revenues.

We face risks related to our international operations and sales.

Because of our significant operations in Israel, we are subject to risks associated with the military and political environment in Israel and the Middle East region.

The principal research and development and manufacturing facilities of our network systems group and many of that group’s suppliers are located in Israel. Political, economic and military conditions in Israel and the Middle East region directly affect our network systems group’s operations. A number of armed conflicts have taken place and continue to take place between Israel and its geographic neighbors. As a result, certain of our employees have been called to active military duty, and additional employees may be called to serve in the future. Current and future armed conflicts or political instability in the region may impair our ability to produce and sell our network systems products and could disrupt research or developmental activities. For example, a key supplier’s operations were interrupted and had to be relocated during the second quarter of 2006. This instability could have an adverse impact on our results of operations. Further, the military action in Iraq or other countries in the region perceived as a threat by the United States government could result in additional unrest or cause Israel to be attacked, which would adversely affect our results of operations and harm our business.

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

Our future success will depend in part on our continued ability to hire, assimilate and retain qualified personnel, including the additional sales personnel we plan to hire in 2007. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel. In addition, the success of our planned expansion of our sales force is also dependent upon their ability to achieve certain productivity levels in an acceptable timeframe and any inability to do so could be disruptive to our business. From time to time, we may also decide to replace certain key personnel or make changes in certain senior management positions, such as we did in April 2006, when we hired a new Senior Vice President and General Manager, Network Systems, and in June 2006, when we hired a new Senior Vice President of Worldwide Sales. Such transitions may be disruptive to the affected function and our business, possibly on a longer term basis than we expected, and could divert management’s attention from other ongoing business concerns.

Further, we have relied on our ability to grant stock options and other stock awards as a means of recruiting and retaining highly skilled personnel. Recent accounting regulations requiring the expensing of stock awards, including stock options, will impair our future ability to provide these incentives without incurring significant compensation costs. The loss of any key employee, including key employees from our recently acquired companies, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, particularly technical and management, as needed, could harm our business.

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

Our business has grown in recent years through both internal expansion and business acquisitions, and continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. In addition, our acquisitions of Destiny in January 2007 and of SpectraLink in March 2007 will further strain such resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. We also may be less able to predict and effectively control our operating expenses due to the growth and increasing complexity of our business. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands placed on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

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

We have completed a number of acquisitions during our operating history, including our recently completed acquisitions of Destiny in January 2007 and SpectraLink in March 2007. The process of integrating acquired companies into our operations requires significant resources and is time consuming, expensive and disruptive to our business. Failure to achieve the anticipated benefits of these acquisitions, to retain key personnel, or to successfully integrate the operations of these companies could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

•	potentially incompatible cultural differences between the two companies;

•	incorporating the acquired company’s technology and products into our current and future product lines;

•	potential deterioration of the acquired company’s product sales and corresponding revenues due to integration activities and management distraction;

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

We have spent and will continue to spend significant resources identifying and acquiring businesses. The efficient and effective integration of our acquired businesses into our organization is critical to our growth. Any of our recent and future acquisitions involve numerous risks including difficulties in integrating the operations, technologies and products of the acquired companies, the diversion of our management’s attention from other business concerns, particularly when dealing with the integration of large and complex organizations such as SpectraLink, and the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of these and any future acquisitions or to successfully integrate the operations of the companies we acquire could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additional costs associated with past acquisitions or any future acquisitions we may make.

Our failure to successfully implement our restructuring plan related to vacant and redundant facilities could adversely impact our business.

We have in the past, and may in the future, as part of acquiring a company, identify redundant facilities, which we would develop a plan to exit as part of the integration of the businesses. For example, we have a new liability in the amount of $0.8 million related to facilities we intend to vacate in connection with our recent acquisition of SpectraLink. We also have a remaining liability of approximately $1.7 million at March 31, 2007 related to vacant and redundant facilities in connection with our acquisition of PictureTel, which is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. For example, we have an approximately 152,000 square foot building which is fully subleased to a third party for the length of our lease obligation. If this tenant were unable to fulfill, for any reason, their contractual obligations under the sublease, we would incur additional charges to operations which would harm our business. In addition, until our vacated and redundant facilities are subleased or the lease obligations for these facilities are terminated, we will continue to pay the contractual lease and facility operating expense obligations without any sublease income to offset these costs. Further, in the event that we agree to sublease a facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow up to and potentially exceeding our recorded liability at the time of such transaction, which would harm our operating cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

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

Moreover, our operating results would be seriously harmed by receipt of a significant number of defective components or components that fail to fully comply with environmental or other regulatory requirements, an increase in component prices, such as the recent price increases for components that are in compliance with the Restrictions on Hazardous Substances (RoHS) rules in Europe, or our inability to obtain lower component prices in response to competitive price reductions.

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

We subcontract the manufacture of our voice and video product lines to Celestica, a third-party contract manufacturer. We use Celestica’s facilities in Thailand, China and Singapore, and should there be any disruption in services due to natural disaster, terrorist acts, quarantines or other disruptions associated with infectious diseases, or other similar events, or economic or political difficulties in any of these countries or Asia or any other reason, such disruption would harm our business and results of operations. Also, Celestica’s facilities are currently the manufacturer for substantially all of these products, which means we are essentially sole-sourced for the manufacturing of such products, and if Celestica experiences an interruption in operations, suffers from capacity constraints, which may include constraints based on production demands from us as we grow our business, or is otherwise unable to meet our current or future production requirements we would experience a delay or inability to ship our products which would have an immediate negative impact on our revenues. As a result, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption and harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

With respect to the products acquired as a result of the SpectraLink acquisition and its Danish subsidiary KIRK telecom, the majority of the KIRK products are manufactured in Horsens, Denmark, and the manufacturing lines for SpectraLink products are located in Boulder, Colorado. We are also highly dependent upon our business relationship with Offshore Group to provide management services and an assembly facility located in Empalme, Sonora, Mexico for certain SpectraLink products. Any event that may disrupt or indefinitely discontinue any of the facilities’ capacity to manufacture, assemble and repair our SpectraLink and KIRK products could greatly impair our ability to generate revenue, fulfill orders and attain financial goals for these product lines. For instance, we may experience delays in the receipt of assembled product from the facility in Mexico should the border between the U.S. and Mexico close.

We face risks relating to changes in rules and regulations of the FCC and other regulatory agencies.

The wireless communications industry, in which we are now involved due to the SpectraLink acquisition, is regulated by the FCC in the United States and similar government agencies in other countries and is subject to changing political, economic, and regulatory influences. Regulatory changes, including changes in the allocation of available frequency spectrum, or changing free un-licensed to fee based spectrum licensing, could significantly impact our SpectraLink operations in the United States and internationally.

The certification and approval process for our NetLink product for use in countries that support the 802.11 standard is lengthy and often unpredictable.

Foreign countries which adopt the 802.11 standard could provide future markets for our new NetLink products. However, countries’ certification and approval processes for 802.11 compatible products such as ours are typically time consuming and potentially costly. If we have difficulty or experience delays in obtaining certification and approval by foreign countries for our NetLink wireless telephone product, then we and/or our distributor channels may not be able to gain access to the markets in these countries in a timely fashion, if at all, which would limit international growth of our NetLink product line.

If we have insufficient proprietary rights or if we fail to protect those rights we have, our business would be materially impaired.

We rely on third-party license agreements and termination or impairment of these agreements may cause delays or reductions in product introductions or shipments which would harm our business.

We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, Delcom, Mitsubishi, Simtrol, Skelmir, SNMP, and Software House, video algorithm protocols from DSP, UB Video, ATT/LUCENT and Flextronics, Windows software from Microsoft, development source code from Avaya, Cisco Systems, Hughes Software Systems, Ltd., In Focus Systems Inc., Nokia, Nortel Networks, Surf, Vocal Technologies Ltd., Windriver, Ingenient and Avistar, audio algorithms from D2, Nortel Networks, Sipro, Telogy and Voiceage, and communication software from Konexx and RADVISION. In addition, certain of our products are developed and manufactured based largely or solely on third-party technology. These third-party software licenses and arrangements may not continue to be available to us on commercially reasonable or competitive terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business and results of operations. Further, if we are unable to obtain necessary technology licenses on commercially reasonable or competitive terms, we could be prohibited from marketing our products, could be forced to market products without certain features, or could incur substantial costs to redesign our products, defend legal actions, or pay damages.

We rely on our 802.11 technology partners to continue to provide the wireless local area network for our NetLink product, and to provide access points which support SpectraLink’s Voice Priority (SVP) technology.

In the absence of a wireless voice prioritization standard to ensure quality of service, we rely on 802.11 technology partners, such as Alcatel-Lucent, Aruba Wireless Networks, Cisco Systems, Nortel, Symbol Technologies, 3 Com, and Trapeze Networks Inc. to continue to provide wireless local area network support for our NetLink product, and to provide access points that support SpectraLink’s SVP capability. If any of our technology partners fail to provide voice prioritization support for our products, the market opportunity for NetLink products would be reduced and our future results of operations would be harmed until we find new 802.11 technology partners or voice prioritization standards are adopted.

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

We are a party to lawsuits (patent-related and otherwise) in the normal course of our business. For instance, in November 2005, we initiated a patent infringement lawsuit against Codian, which is still ongoing and in which Codian has asserted certain counterclaims against us. Litigation is often expensive, lengthy and disruptive to normal business operations. Our legal costs may increase as we get closer to our October 2007 trial date in the Codian litigation. Our legal costs may also increase as a result of the fee arrangement we have with outside legal counsel representing us in our litigation against Codian, pursuant to which we may owe additional legal fees if a favorable outcome in the litigation is ultimately achieved. Such fees would be recorded in the period in which a favorable litigation outcome occurs. The results of, and costs associated with, complex litigation matters are difficult to predict, and the uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition and reputation. Negative developments with respect to pending lawsuits could cause our stock price to decline, and an unfavorable resolution of any particular lawsuit could have an adverse and possibly material effect on our business and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal control. While we were able to assert in this Annual Report on Form 10-K that our internal control over financial reporting was effective as of December 31, 2006, we must continue to monitor and assess our internal control over financial reporting. In addition, our control framework may suffer if we are unable to effectively incorporate SpectraLink and SpectraLink’s existing controls into our control structure or to adapt our control framework appropriately as we continue to grow our business. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

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

Changes in our tax rates could affect our future results.

The Company’s future effective tax rates could be favorably or unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company’s deferred tax assets and liabilities, or changes in tax laws or their interpretation. For instance, we previously announced an increase in our expected tax rate in 2006 due to the lapse in the U.S. research and development tax credit, which was subsequently reinstated and resulted in a tax rate adjustment in the fourth quarter of 2006. The adoption of SFAS 123(R) also adds more unpredictability and variability to our future effective tax rates. In addition, the adoption of FIN 48 in January 2007 may add more variability to our future effective tax rates. For example, our 2006 effective tax rate increased from 28% to 30% as a result of some of these factors and could further increase in the future.

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

Our days sales outstanding (DSO) metric is currently 48 days, as a result of the SpectraLink acquisition. Excluding SpectraLink, DSO was 41 days at March 31, 2007. While we expect that our DSO metric will increase slightly as we integrate SpectraLink, DSO will continue to be in the 40 to 50 day range. However, our DSO metrics could also increase as a result of fluctuations in revenue linearity, as a result of future acquisitions, and as a result of a greater mix of international sales, or any other factors.

In addition, as we manage our business and focus on shorter shipment lead times for certain of our products and implement freight cost reduction programs, our inventory levels may increase, resulting in decreased inventory turns that could negatively impact our cash flow. For example, our inventory turns decreased from 7.7 turns in the fourth quarter of 2004 to 5.7 turns, excluding SpectraLink, in the first quarter of 2007, and this trend may continue in future operating periods.

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

Share Repurchase Program

On August 9, 2005, the Company announced that the Board of Directors had approved a $250 million share repurchase plan, which superseded all prior share repurchase plans, under which it would purchase shares in the open market from time to time. As of March 31, 2007, under the 2005 share repurchase plan, the Company had purchased approximately 10.8 million shares of its common stock in the open market for cash of $234.3 million. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2005 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized. No shares were repurchased during the three month period ended March 31, 2007. As of March 31, 2007, the Company was authorized to purchase up to an additional $15.7 million of shares in the open market under the 2005 share repurchase plan.

In addition, on May 7, 2007, the Company announced that the Board of Directors had approved an extension to its existing program by approving an additional share repurchase program for up to $250 million of its common stock.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6.	EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Bylaws, to be effective May 30, 2007 (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 13, 2007).

10.1	Form of Performance Share Agreement for Officers—Performance Goal (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 27, 2007).

10.2	Form of Performance Share Agreement for Non-Officers—Performance Goal (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 27, 2007).

10.3	Amendment to 2004 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2007).

10.4	Form of Performance Share Agreement for Non-Officers—SpectraLink.

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 8, 2007

POLYCOM, INC.

/S/ ROBERT C. HAGERTY
Robert C. Hagerty
President and Chief Executive Officer
(Principal Executive Officer)

/S/ MICHAEL R. KOUREY
Michael R. Kourey
Senior Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)

/S/ LAURA J. DURR
Laura J. Durr
Vice President and Worldwide Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Bylaws, to be effective May 30, 2007 (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 13, 2007).

10.1	Form of Performance Share Agreement for Officers—Performance Goal (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 27, 2007).

10.2	Form of Performance Share Agreement for Non-Officers—Performance Goal (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 27, 2007).

10.3	Amendment to 2004 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2007).

10.4	Form of Performance Share Agreement for Non-Officers—SpectraLink.
31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.