Form 10-Q
period 2007-06-30
POLYCOM INC
filed 2007-08-03
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

There were 91,781,240 shares of the Company’s Common Stock, par value $.0005, outstanding on July 20, 2007.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

PART 1 FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$223,594	$316,368
Short-term investments	83,474	157,345
Trade receivables, net of allowance for doubtful accounts of $2,369 and $2,272 at June 30, 2007 and December 31, 2006 respectively	114,733	79,057
Inventories	68,112	48,029
Deferred taxes	42,571	22,459
Prepaid expenses and other current assets	19,104	16,719

Total current assets	551,588	639,977
Property and equipment, net	56,001	39,426
Long-term investments	64,060	102,133
Goodwill	494,536	356,755
Purchased intangibles, net	99,603	12,935
Deferred taxes	10,602	16,746
Other assets	14,527	22,043

Total assets	$1,290,917	$1,190,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$61,906	$53,602
Accrued payroll and related liabilities	28,644	22,182
Taxes payable	1,536	58,092
Deferred revenue	50,807	40,227
Other accrued liabilities	50,618	39,780

Total current liabilities	193,511	213,883
Non-current liabilities
Deferred revenue	24,684	20,798
Taxes payable	33,333	—
Deferred taxes	6,314	—
Other non-current liabilities	10,553	8,614

Total non-current liabilities	74,884	29,412

Total liabilities	268,395	243,295
Stockholders’ equity
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; Issued and outstanding: 1 share at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.0005 par value; Authorized: 175,000,000 shares; Issued and outstanding: 91,424,879 shares at June 30, 2007 and 89,467,995 shares at December 31, 2006	44	43
Additional paid-in capital	979,097	907,811
Cumulative other comprehensive loss	(1,195)	(555)
Retained earnings	44,576	39,421

Total stockholders’ equity	1,022,522	946,720

Total liabilities and stockholders’ equity	$1,290,917	$1,190,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues:
Product revenues	$201,902	$144,841	$371,374	$283,509
Service revenues	31,950	20,114	55,196	39,159

Total revenues	233,852	164,955	426,570	322,668

Cost of revenues:
Cost of product revenues	81,627	52,495	145,909	102,949
Cost of service revenues	16,027	10,932	27,926	20,967

Total cost of revenues	97,654	63,427	173,835	123,916

Gross profit	136,198	101,528	252,735	198,752

Operating expenses:
Sales and marketing	61,991	41,937	112,927	82,112
Research and development	36,258	28,757	66,933	56,280
General and administrative	16,742	11,622	29,218	21,799
Acquisition-related costs	1,547	40	2,717	85
In-process research and development	—	—	9,400	—
Amortization of purchased intangibles	2,376	1,601	3,807	3,189
Restructuring costs	—	—	213	555

Total operating expenses	118,914	83,957	225,215	164,020

Operating income	17,284	17,571	27,520	34,732
Interest income, net	4,022	4,608	10,590	8,526
Loss on strategic investment	(7,400)	—	(7,400)	—
Other income (loss), net	(470)	870	(534)	734

Income before provision for income taxes	13,436	23,049	30,176	43,992
Provision for income taxes	3,359	8,046	9,888	14,957

Net income	$10,077	$15,003	$20,288	$29,035

Basic net income per share	$0.11	$0.17	$0.22	$0.33

Diluted net income per share	$0.11	$0.17	$0.21	$0.32

Weighted average shares outstanding for basic net income per share calculation	91,718	87,829	91,263	87,953
Weighted average shares outstanding for diluted net income per share calculation	95,492	89,761	95,240	89,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$20,288	$29,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,656	10,337
Amortization of purchased intangibles	7,976	3,189
Provision for doubtful accounts	—	59
Provision for excess and obsolete inventories	320	(92)
Non-cash stock-based compensation	18,644	11,534
Excess tax benefits from stock-based compensation	(11,645)	(2,273)
Loss on strategic investment	7,400	—
Purchase of in-process research and development	9,400	—
Loss on disposal of property and equipment	58	85
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(18,038)	(8,605)
Inventories	(805)	3,719
Deferred taxes	3,405	—
Prepaid expenses and other assets	(1,647)	(2,110)
Accounts payable	(1,180)	311
Taxes payable	3,519	4,228
Other accrued liabilities	2,384	15,304

Net cash provided by operating activities	51,735	64,721

Cash flows from investing activities:
Purchases of property and equipment	(14,500)	(10,443)
Purchases of investments	(201,859)	(364,042)
Proceeds from sale and maturity of investments	313,292	344,933
Acquisitions of SpectraLink Corporation and Destiny Conferencing Corporation, net of cash acquired	(275,619)	—

Net cash used in investing activities	(178,686)	(29,552)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	48,264	23,470
Purchase and retirement of common stock	(25,732)	(52,405)
Excess tax benefits from stock-based compensation	11,645	2,273

Net cash provided by (used in) financing activities	34,177	(26,662)

Net increase (decrease) in cash and cash equivalents	(92,774)	8,507
Cash and cash equivalents, beginning of period	316,368	189,271

Cash and cash equivalents, end of period	$223,594	$197,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the six months ended June 30, 2007 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2. BUSINESS COMBINATIONS

SpectraLink Corporation

On March 26, 2007, the Company acquired all of the outstanding shares of SpectraLink Corporation (“SpectraLink”). SpectraLink designs, manufactures and sells on-premises wireless telephone products to customers worldwide that complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink wireless telephone products increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace. The aggregate consideration for the transaction including direct acquisition costs was approximately $237.3 million. Management allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date giving consideration to an independent appraisal. During the three months ended June 30, 2007, the Company revised its initial purchase price allocation primarily as a result of the finalization of the valuation of purchased intangibles and fixed assets and the identification of additional restructuring liabilities related to consolidating facilities.

The accompanying condensed consolidated financial statements reflect a purchase price of approximately $237.3 million, consisting of cash and other costs directly related to the acquisition as follows (in thousands):

Cash	$232,266
Direct acquisition costs	5,023

Total consideration	$237,289

The following is a summary of the preliminary allocation of the purchase price (in thousands):

Tangible assets:
Current assets	$53,415
Property, plant and equipment	12,304
Other assets	791

Total tangible assets acquired	66,510
Liabilities:
Current liabilities	(33,646)
Long-term liabilities	(30,166)

Total liabilities assumed	(63,812)

Fair value of net tangible assets	2,698

In-process research and development	9,400
Intangible assets consisting of:
Existing technology	37,400
Core technology	12,600
Customer relationships	17,900
Trade name and trademarks	7,000
Other	800

Total intangible assets	75,700

Goodwill	149,491

Total consideration	$237,289

The primary reason for the acquisition and the factors that contributed to the recognition of goodwill of $149.5 million relate to SpectraLink’s technology and products, that when combined with the Company’s existing product offerings, will provide Polycom with the ability to provide fixed and mobile solutions that encompass voice, video, and content collaboration solutions from the desktop, to the meeting room, to the mobile individual. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information on goodwill and purchased intangibles.

The $9.4 million allocated to in-process research, which related primarily to projects associated with software enhancements and upgrades to the functionality and performance of the Link, NetLink and DECT products, was recorded in “Purchased in-process research and development” in the Condensed Consolidated Statements of Operations. This amount was determined by management after considering, among other factors, the results of a preliminary independent appraisal based on established valuation techniques in the high-technology industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed as of the acquisition date. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the intangibles and in-process research and development. The estimated net free cash flows generated by the in-process research and development projects were discounted at rates ranging from 15 to 16 percent in relation to the stage of completion and the technical risks associated with achieving technology feasibility. It is reasonably possible that the development of this technology could fail because of either prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside of the Company’s control such as a change in the market for the resulting developed products. In addition, at such time that the projects are completed, it is reasonably possible that the completed products will not receive market acceptance or that the Company is unable to produce and market the product cost effectively.

SpectraLink’s results are included in the Company’s Voice Communications and Services segments from the date of acquisition. The financial information in the table below summarizes the combined results of operations of Polycom and SpectraLink, on a pro forma basis, as though the companies had been combined at the beginning of each period presented. The pro forma financial information combines the historical results of operations of Polycom and SpectraLink for the three and six months ended June 30, 2007 and 2006.

The following unaudited pro forma financial information presents the combined results of operations for the Company and SpectraLink as if the acquisition had occurred at January 1, 2007 and 2006. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisition actually taken place on January 1, 2007 or 2006, and should not be taken as indicative of future consolidated operating results (unaudited, in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net revenues	$233,852	$200,294	$452,493	$391,976
Net income	$10,077	$13,600	$8,707	$12,116
Net income per share – basic	$0.11	$0.15	$0.10	$0.14
Net income per share – diluted	$0.11	$0.15	$0.09	$0.14

The unaudited pro forma net income includes amortization of purchased intangibles of $3.8 million in each of the three month periods ended June 30, 2007 and 2006 and $7.6 million in each of the six month periods ended June 30, 2007 and 2006. The unaudited pro forma financial information for the six months ended June 30, 2007 and 2006 also includes the following non-recurring charges: in-process research and development of $9.4 million, acquisition-related charges for the fair market value adjustment of inventory of $2.4 million and acquisition-related expenses incurred by SpectraLink of $3.7 million. The pro forma amounts above reflect a reduction of interest expense related to the debt that was paid off as part of the acquisition, as well as a reduction in interest income on the cash paid as part of the purchase price, assuming the acquisition occurred as of January 1, 2006 and 2007, with interest income calculated at the Company’s average rate of return for the respective periods. The pro forma net income above assumes an income tax provision at the Company’s consolidated tax rate for the respective year.

Destiny Conferencing Corporation

On January 5, 2007, the Company completed its acquisition of all of the outstanding shares of Destiny Conferencing Corporation (“Destiny”), a privately held telepresence solutions company headquartered in Dayton, Ohio, pursuant to the terms of an Agreement and Plan of Reorganization, or Reorganization Agreement, dated as of January 5, 2007. Destiny designs and manufactures immersive telepresence solutions. Polycom incorporated Destiny’s products into its RPX™ telepresence offering prior to the acquisition under the terms of an OEM Distribution Agreement between the companies. As a result of the acquisition, the Company now owns several patents core to telepresence, a rapidly-emerging market driven by the need for dispersed people to communicate as if they are all in the same room.

Pursuant to the Reorganization Agreement, Destiny shareholders and debtholders received $47.6 million in cash. Approximately $5.2 million of the cash was placed into escrow to be held as security for losses incurred by the Company in the event of certain breaches of the representations and warranties covered in the Reorganization Agreement or certain other events. Destiny shareholders may receive up to an additional $10 million of cash consideration over a two-year period, based on the achievement of certain financial milestones, which will be recorded as additional goodwill if earned. Destiny’s results are included in the Company’s Video Communications and Services segments from the date of acquisition. Pro forma results of operations have not been presented as the effects of this acquisition were not material on an individual basis.

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

3. GOODWILL AND PURCHASED INTANGIBLES

In accordance with SFAS 142, goodwill originating from the SpectraLink and Destiny acquisitions will not be amortized. In general, goodwill is not deductible for tax purposes. Purchased intangible assets are being amortized on a straight-line basis over a period of two to six years.

Changes in goodwill, purchased intangibles, and fair value of net tangible assets are summarized as follows (in thousands):

	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets
Balance at December 31, 2006	$356,755	$12,935	$65,951
Acquisition of SpectraLink	149,491	75,700	2,698
Acquisition of Destiny	37,678	18,800	(8,392)
Amortization	—	(7,976)	—
Foreign currency translation	175	144	—
Subsequent fair value adjustments to assets acquired and liabilities assumed upon acquisition	(49,563)	—	49,563

Balance at June 30, 2007	$494,536	$99,603	$109,820

The following table presents details of the Company’s goodwill by segment (in thousands):

	Video Communications	Voice Communications	Network Systems Segment	Services Segment	Total
Balance at December 31, 2006	$239,614	$8,899	$53,665	$54,577	$356,755
Additional consideration paid for Destiny	24,860	—	—	12,818	37,678
Additional consideration paid for SpectraLink	—	118,098	—	31,393	149,491
Foreign currency translation	—	16	159	—	175
Changes in fair value of assets acquired and liabilities assumed	(43,189)	—	—	(6,374)	(49,563)

Balance at June 30, 2007	$221,285	$127,013	$53,824	$92,414	$494,536

The fair value adjustments to assets acquired during the six month period ended June 30, 2007 resulted from the adoption of FIN 48 on January 1, 2007 and the elimination of $9.2 million in pre-acquisition tax reserves related to the PictureTel acquisition and the recognition of $40.4 million in net operating loss carryovers that had not been recognized previously. These adjustments to reserves and deferred tax assets resulted in a corresponding reduction in goodwill. See Note 15 of Notes to Condensed Consolidated Financial Statements for further information regarding the adoption of FIN 48.

The following table presents details of the Company’s total purchased intangible assets as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007				December 31, 2006
Purchased Intangible Assets	Gross Value	Accumulated Amortization	Impairment	Net Value	Gross Value	Accumulated Amortization	Impairment	Net Value
Core and developed technology	$109,178	$(40,960)	$(1,650)	$66,568	$43,578	$(34,887)	$(1,650)	$7,041
Patents	14,068	(12,348)	(1,361)	359	14,068	(12,225)	(1,361)	482
Customer and partner relationships	44,625	(22,882)	—	21,743	25,125	(21,921)	—	3,204
Trade name	10,021	(1,237)	(150)	8,634	3,021	(663)	(150)	2,208
Other	4,862	(2,503)	(60)	2,299	2,462	(2,402)	(60)	—

Total	$182,754	$(79,930)	$(3,221)	$99,603	$88,254	$(72,098)	$(3,221)	$12,935

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

In the fourth quarter of 2006, the Company completed an assessment of its purchased intangibles for impairment. The assessment of purchased intangibles impairment was conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows were less than the carrying amounts, impairment existed, and future cash flows were discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. Based on the results of the 2006 impairment test, the Company recorded an impairment charge of $1.4 million related to the core technologies and patents that were part of the intangible assets acquired as part of the Voyant acquisition. It was determined that there was a decline in the projected future cash flows from future products that will utilize the technology acquired in the acquisition. The impairment charge was recorded in “Amortization and impairment of purchased intangibles” in the Condensed Consolidated Statements of Operations. There were no impairment indicators in the first half of 2007. During the three and six months ended June 30, 2007, the Company allocated approximately $3.4 million and $4.2 million, respectively, of amortization of purchased intangibles to “Cost of Product Revenues” in the Condensed Consolidated Statements of Operations. Amortization and impairment of intangibles is not allocated to our segments. The estimated future amortization expense of purchased intangible assets as of June 30, 2007 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2007	$11,497
2008	22,867
2009	19,250
2010	19,142
2011	14,334
Thereafter	11,595

Total	$98,685

The Company has determined that a purchased trade name intangible of $0.9 million has an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is no longer amortized but is reviewed for impairment annually or sooner under certain circumstances.

4. ACQUISITION-RELATED INTEGRATION COSTS AND LIABILITIES

For the three and six months ended June 30, 2007, the Company recorded a charge to operations of $1.5 million and $2.7 million, respectively, for acquisition-related integration costs. For the three and six months ended June 30, 2006, the

Company recorded a charge to operations of $0.1 million for acquisition-related integration costs. In 2007, the costs primarily related to the SpectraLink and Destiny acquisitions. In 2006, the costs primarily related to the DSTMedia acquisition. These costs principally consist of financial advisory, accounting, legal and consulting fees, and other costs incurred directly related to integrating acquired companies.

At June 30, 2007, the Company had $6.2 million in acquisition related-reserves classified as current liabilities and $1.8 million classified as long-term liabilities. At December 31, 2006, the Company had $2.0 million of acquisition-related reserves classified as current liabilities and no acquisition-related reserves classified as long-term liabilities. These charges include the cost of actions designed to improve the Company’s competitiveness, productivity and future profitability and primarily relate to the elimination of redundant and excess facilities and workforce of the acquired businesses.

The following table summarizes the status of the Company’s acquisition-related restructuring liabilities and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits	Total
Balance at December 31, 2006	$2,015	$—	$2,015
Additions to the reserve	3,037	6,411	9,448
Cash payments and other usage	(894)	(2,613)	(3,507)

Balance at June 30, 2007	$4,158	$3,798	$7,956

Facility Closings

The Company’s facility closings liability is primarily attributable to consolidation of facilities related to the SpectraLink acquisition, and to a lesser extent, its PictureTel acquisition. The balance at June 30, 2007 relates to liabilities assumed of $3.0 million in the SpectraLink acquisition as a result of plans to vacate three facilities within the next 12 months, as well as two vacant facilities from the PictureTel acquisition. During the three and six months ended June 30, 2007, the Company recorded payments totaling $0.6 million and $0.9 million, respectively, against the restructuring related to these facility closings.

Severance and Related Benefits

The Company recorded a liability of $6.4 million for severance and related benefits as part of the liabilities assumed in the acquisition of SpectraLink as a result of establishing a plan to involuntarily terminate or relocate certain general and administrative and manufacturing positions over the next 12 months. During the three and six months ended June 30, 2007, the Company made payments totaling $1.8 million and $2.6 million, respectively, against the restructuring for severance and related benefits.

5. RESTRUCTURING COSTS

During the third quarter of 2006, management approved a restructuring plan for eliminating or relocating certain positions throughout the Company in order to consolidate certain functions into one location, as well as to relocate the Asia Pacific headquarters from Hong Kong to Singapore. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge of approximately $1.9 million in 2006, related to workforce reductions and relocations, which events had been communicated to the impacted employees or incurred during the period. The charge was comprised of severance and other employee termination benefits related to these workforce reductions, which impacted less than 3 percent of the Company’s employees worldwide, and costs related to relocations that have been incurred as of December 31, 2006. During the three months ended March 31, 2007, the final $0.2 million charge was taken for the employees who did not terminate until the first quarter of 2007 and, in accordance with FAS 146, exceed the minimum retention period (generally 60 days), as well as for remaining costs associated with employee relocation, facilities closures and moving related expenses, which were recognized when the Company ceased to use the facility or as incurred. Less than $0.1 million remains to be paid as of June 30, 2007 related to these actions and is anticipated to be paid in the quarter ending September 30, 2007.

During the first quarter of 2006, management approved a restructuring plan for eliminating certain positions throughout the Company but focused primarily on the sales and general and administrative functions. The resulting actions were intended to streamline and focus the Company’s efforts and more properly align its cost structure with its projected revenue streams. In accordance with SFAS 146, the Company recorded a charge of approximately $0.6 million in 2006 related to workforce reductions, which had been communicated to the impacted employees during the period. The total charge of $0.6 million consisted of severance and other employee termination benefits related to these workforce reductions, which comprised less than 1 percent of the Company’s employees worldwide. All payments related to these actions were made by December 31, 2006.

The following table summarizes the status of the Company’s restructure reserves (in thousands):

	Facility Closings	Severance and Related Benefits
Balance at December 31, 2006	$—	$771
Additions to the reserve	47	166
Cash payments and other usage	(47)	(844)

Balance at June 30, 2007	$—	$93

6. INVENTORIES

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$14,827	$3,554
Work in process	825	769
Finished goods	52,460	43,706

	$68,112	$48,029

Inventories at June 30, 2007 include the fair value of inventories acquired during the three months ended March 31, 2007 as part of the SpectraLink and Destiny acquisitions.

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

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the period are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Balance at beginning of period	$10,429	$8,400	$8,060	$8,053
Accruals for warranties issued during the period	4,287	2,533	7,718	6,260
Warranty assumed in SpectraLink acquisition	—	—	2,335	—
Cost of providing warranty during the period	(4,225)	(2,862)	(7,622)	(6,242)

Balance at end of period	$10,491	$8,071	$10,491	$8,071

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on all of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Deferred maintenance revenue, of which $46.3 million and $34.0 million is short-term, is included as a component of “Deferred revenue” as of June 30, 2007 and December 31, 2006, respectively, and of which $21.4 million and $18.3 million is long-term, is included in “Long-term deferred revenue” as of June 30, 2007 and December 31, 2006, respectively, on the condensed consolidated balance sheets. Changes in deferred maintenance revenue for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Balance at beginning of period	$63,779	$44,717	$52,261	$38,741
Additions to deferred maintenance revenue	29,640	19,711	53,493	42,183
Deferred maintenance assumed in SpectraLink acquisition	—	—	7,734	—
Amortization of deferred maintenance revenue	(25,755)	(17,712)	(45,824)	(34,208)

Balance at end of period	$67,664	$46,716	$67,664	$46,716

The cost of providing maintenance services for the three months ended June 30, 2007 and 2006 was $15.2 million and $10.3 million, respectively. The cost of providing maintenance services for the six months ended June 30, 2007 and 2006 was $26.5 million and $19.7 million, respectively.

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

8. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Accrued expenses	$8,933	$8,504
Accrued co-op expenses	9,467	7,870
Restructuring and acquisition related reserves	6,229	2,786
Warranty obligations	10,491	8,060
Sales tax payable	4,585	3,924
Employee stock purchase plan withholding	3,703	3,288
Other accrued liabilities	7,210	5,348

	$50,618	$39,780

9. BANK LINE OF CREDIT

The Company has available a $25 million revolving line of credit with a bank under an agreement dated December 3, 2005. Borrowings under the line are unsecured and bear interest at the bank’s prime rate (8.25% at June 30, 2007) or at the London interbank offered rate (LIBOR) plus 0.65% (approximately 5.97% to 6.01%, depending on the term of the borrowings at June 30, 2007). Borrowings under the line are subject to certain financial covenants and restrictions on liquidity, indebtedness, financial guarantees, business combinations, profitability levels, and other related items. The line of credit expires on December 3, 2007. The Company was in compliance with all applicable financial covenants and restrictions at June 30, 2007.

As of June 30, 2007, there were no balances outstanding under the line of credit; however, the Company has outstanding letters of credit which total approximately $1.6 million at June 30, 2007, of which $1.3 million is secured by this line of credit.

10. COMPUTATION OF NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of outstanding stock options. Potentially dilutive shares are excluded from the computation of diluted net income per share when their effect is antidilutive.

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Numerator—basic and diluted net income per share:
Net income	$10,077	$15,003	$20,288	$29,035

Denominator—basic and diluted net income per share:
Weighted average shares used to compute basic net income per share	91,718	87,829	91,263	87,953
Effect of dilutive securities:
Common stock options	3,774	1,806	3,977	1,537
Contingently issuable shares for Circa earnout	—	126	—	63

Total shares used in calculation of diluted net income per share	95,492	89,761	95,240	89,553

Basic net income per share	$0.11	$0.17	$0.22	$0.33

Diluted net income per share	$0.11	$0.17	$0.21	$0.32

Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three and six months ended June 30, 2007, approximately 4.0 million and 3.1 million shares, respectively, and for the three and six months ended June 30, 2006, approximately 5.5 million and 8.5 million shares, respectively, relating to potentially dilutive securities such as stock options were excluded from the denominator in the computation of diluted net income per share from continuing operations because their inclusion would be anti-dilutive.

11. STOCKHOLDER’S EQUITY

Expense Information Under FAS123(R)

The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the three and six months ended June 30, 2007 and 2006 and its allocation within the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Cost of sales – product	$690	$401	$1,216	$749
Cost of sales – service	840	477	1,483	881

Stock-based compensation expense included in cost of sales	1,530	878	2,699	1,630

Sales and marketing	3,227	1,785	5,751	3,225
Research and development	3,094	1,973	5,671	3,739
General and administrative	2,472	1,697	4,523	2,940

Stock-based compensation expense included in operating expenses	8,793	5,455	15,945	9.904
Stock-based compensation related to employee equity awards and employee stock purchases	10,323	6,333	18,644	11,534
Tax benefit	2,582	2,206	5,828	3,922

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$7,741	$4,127	$12,816	$7,612

No stock-based compensation was capitalized during the three and six months ended June 30, 2007 and 2006 due to these amounts being immaterial. There was no stock-based compensation related to acquisitions during the three and six months ended June 30, 2007 and 2006.

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model. The weighted-average estimated value of employee stock options granted during the three and six months ended June 30, 2007 was $10.16 per share and $11.01 per share, respectively. The weighted-average estimated value of employee stock options granted during the three and six months ended June 30, 2006 was $6.75 per share and $6.67 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the three and six months ended June 30, 2007 and 2006 was $8.65 per share and $5.14 per share, respectively. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	32.46%	33.88%	33.72%	33.88%
Risk-free interest rate	4.57%	5.16%	4.71%	5.16%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	3.66	0.49	3.74	0.49

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	34.57%	38.62%	36.20%	38.62%
Risk-free interest rate	4.99%	4.60%	4.76%	4.60%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	3.45	0.49	3.66	0.49

In 2007 and 2006, the Company used the implied volatility for one-year traded options on the Company’s stock as the expected volatility assumption required in the Black-Scholes model. The selection of the implied volatility approach was based upon the availability of actively traded options in the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility or a combined method of determining volatility.

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

As the stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

Performance Shares

During the six months ended June 30, 2007, the Compensation Committee of the Board of Directors granted 535,900 target performance shares, which represents the number of performance shares that will vest if the Company achieves 100% of the specified performance criteria during the performance periods. In the six months ended June 30, 2007, 10,750 of the target performance shares were forfeited, leaving 525,150 target performance shares that will vest if the Company achieves 100% of the specified performance criteria during the performance period.

For certain of the 2007 awards, the actual number of performance shares that are subject to vesting could increase or decrease, within a range from zero percent (0%) to two hundred and fifty percent (250%) of the target number of performance shares, if the Company exceeds or underachieves the specified performance criteria during the performance period. For these awards, no performance shares will vest unless, for the performance period specified, the Company achieves certain pre-defined revenue, non-GAAP operating income, and/or non-GAAP net income targets, as specified in each grant agreement. The number of performance shares subject to vesting will be determined based upon the actual results at the end of the performance period. Should the performance criteria be satisfied, these performance shares generally vest in two equal, annual installments, with 50% vesting on the second anniversary of the grant date and an additional 50% vesting on the third anniversary of the grant date. A small portion of the 2007 awards vest over two years.

In addition, certain of the performance shares awarded during the six months ended June 30, 2007, vest over a 3-year period based on the achievement of underlying pre-defined performance criteria relating to the achievement of annual revenue growth targets. If the performance criteria is not met in one particular performance period, the portion of performance shares allocated to such performance period shall be allocated to the next performance period and shall become eligible to vest if the performance criteria is met on a cumulative basis in such subsequent performance period.

For performance shares granted in 2006, the performance period was from January 1, 2006 to December 31, 2006. Based upon the Company’s actual achievement of certain pre-defined revenue, non-GAAP operating income and/or non-GAAP net income targets during the performance period, the actual number of performance shares was determined to be 608,487. In the six months ended June 30, 2007, 32,648 performance shares were forfeited and 106 vested due to an employee’s retirement resulting in a balance of 575,733 unvested performance shares. These performance shares generally vest in two equal, annual installments, with 50% vesting in February 2008 and the remaining 50% vesting in February 2009.

The value of the performance shares was based on the closing market price of the Company’s common stock on the date of the award. The total grant date fair value of the performance shares granted during the six months ended June 30, 2007 and 2006 was $24.0 million and $8.6 million after estimated forfeitures, respectively. Stock-based compensation cost for performance shares for the three and six months ended June 30, 2007 was $2.5 million and $4.5 million, respectively. Stock-based compensation cost for performance shares for the three months and six months ended June 30, 2006 was $1.0 million and $1.3 million, respectively. As of June 30, 2007, there was $15.9 million of unrecognized stock-based compensation after estimated forfeitures related to unvested performance shares granted under the 2004 Plan. That cost is expected to be recognized over an estimated weighted average amortization period of approximately 2.5 years. Stock-based compensation expense for performance shares is recognized using the graded vesting method.

Employee Stock Purchase Plan

During the six months ended June 30, 2007 and 2006, 219,516 and 219,909 shares were purchased at average per share prices of $18.44 and $14.21, respectively. At June 30, 2007, there were 4,372,971 shares available to be issued under this employee stock purchase plan. Compensation expense in connection with the plan for the three months ended June 30, 2007 and 2006 was $0.6 million and $0.5 million, respectively; and $1.4 million and $1.0 million for the six months ended June 30, 2007 and 2006, respectively.

Share Repurchase Program

On August 9, 2005, the Company announced that the Board of Directors had approved a share repurchase plan, pursuant to which it would purchase shares of the Company’s common stock with an aggregate value of up to $250 million in the open market from time to time (“2005 share repurchase plan”). In addition, on May 7, 2007, the Company announced that the Board of Directors had extended its existing program by approving an additional share repurchase program to purchase up to $250 million of its common stock (“2007 share repurchase plan”).

During the six months ended June 30, 2007, the Company repurchased 0.8 million shares of common stock in the open market for cash of $25.7 million. As of June 30, 2007, all of the share repurchases authorized under the 2005 share repurchase plan had been completed, and the Company was authorized to purchase up to an additional $240.0 million of shares in the open market under the 2007 share repurchase plan.

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

Financial information for each reportable segment is as follows as of and for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Video	Voice	Network Systems	Services	Total
For the three months ended June 30, 2007:
Revenue	$99,761	$81,432	$20,709	$31,950	$233,852
Contribution margin	50,642	34,473	4,956	13,838	103,909
As of June 30, 2007: Inventories	20,800	33,481	6,579	7,252	68,112
For the three months ended June 30, 2006:
Revenue	$79,215	$45,604	$20,022	$20,114	$164,955
Contribution margin	40,731	19,740	3,835	7,915	72,221
As of June 30, 2006: Inventories	18,943	11,590	6,144	5,463	42,140
For the six months ended June 30, 2007:
Revenue	$195,220	$136,781	$39,373	$55,196	$426,570
Contribution margin	99,666	59,261	7,363	23,588	189,878
For the six months ended June 30, 2006:
Revenue	$153,384	$86,186	$43,939	$39,159	$322,668
Contribution margin	75,337	38,732	11,016	15,668	140,753

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Segment contribution margin	$103,909	$72,221	$189,878	$140,753
Corporate and unallocated costs	(66,722)	(46,480)	(120,545)	(90,462)
Stock-based compensation	(10,323)	(6,333)	(18,644)	(11,534)
Effect of stock-based compensation cost on warranty expense	(231)	(196)	(400)	(196)
Acquisition related-costs	(1,547)	(40)	(2,717)	(85)
Amortization of purchased intangibles	(5,734)	(1,601)	(7,976)	(3,189)
Purchase accounting adjustments made to inventory of acquired companies	(2,068)	—	(2,463)	—
Purchased in-process research and development charges	—	—	(9,400)	—
Restructuring costs	—	—	(213)	(555)
Interest income, net	4,022	4,608	10,590	8,526
Loss on strategic investments	(7,400)	—	(7,400)	—
Other income (expense), net	(470)	870	(534)	734

Income before provision for income taxes	$13,436	$23,049	$30,176	$43,992

13. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income	$10,077	$15,003	$20,288	$29,035
Change in unrealized gain on investments	59	121	(294)	314
Change in cumulative translation adjustment	219	29	331	95
Change in unrealized gain on hedging securities	(374)	—	(677)	—

Comprehensive income	$9,981	$15,153	$19,648	$29,444

14. INVESTMENTS:

The Company has investments in debt securities and also has strategic investments in private and public companies. The classification of these investments is as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at June 30, 2007:
Investments—Short-term:
U.S. government securities	$3,697	$—	$(1)	$3,696
State and local governments	6,501	—	(1)	6,500
Corporate debt securities	74,967	47	(1,736)	73,278

Total investments – short-term	$85,165	$47	$(1,738)	$83,474

Investments—Long-term:
U.S. government securities	$34,441	$—	$(47)	$34,394
Corporate debt securities	29,762	—	(96)	29,666

Total investments – long-term	$64,203	$—	$(143)	$64,060

Investments—privately-held companies	$1,500	$—	$—	$1,500

Balances at December 31, 2006:
Investments—Short-term:
U.S. government securities	$27,062	$2	$(50)	$27,014
State and local governments	25,113	—	(3)	25,110
Corporate debt securities	106,142	368	(1,289)	105,221

Total investments – short-term	$158,317	$370	$(1,342)	$157,345

Investments—Long-term:
U.S. government securities	$49,049	$1	$(123)	$48,927
Corporate debt securities	53,345	4	(143)	53,206

Total investments – long-term	$102,394	$5	$(266)	$102,133

Investments—privately – held companies	$8,900	$—	$—	$8,900

The following table summarizes the fair value and gross unrealized losses of our short-term and long-term investments with unrealized losses (in thousands), aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2007 and December 31, 2006:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2007:
U.S. government securities	$19,615	$(20)	$13,122	$(28)	$32,737	$(48)
State and local governments	1,400	(1)	—	—	1,400	(1)
Corporate debt securities	90,007	(1,829)	2,207	(3)	92,214	(1,832)

Total Investments	$111,022	$(1,850)	$15,329	$(31)	$126,351	$(1,881)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2006:
U.S. government securities	$28,327	$(37)	$37,028	$(136)	$65,355	$(173)
State and local governments	2,232	(3)	—	—	2,232	(3)
Corporate debt securities	111,522	(1,396)	14,704	(36)	126,226	(1,432)

Total Investments	$142,081	$(1,436)	$51,732	$(172)	$193,813	$(1,608)

Debt Securities

The Company’s short term and long term investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate debt securities, some of which are invested in auction rate securities. Investments, other than auction rate securities, are classified as short-term or long-term based on their original or remaining maturities and whether the securities represent the investment of funds available for current operations. Nearly all investments are held in the Company’s name at a limited number of major financial institutions. At June 30, 2007 and December 31, 2006, all of the Company’s investments were classified as available-for-sale and are carried at fair value based on quoted market prices at the end of the reporting period. Unrealized gains and losses are recorded as a separate component of cumulative other comprehensive income in stockholder’s equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net. During the three months and six months ended June 30, 2007, the Company recorded gross realized gains of $1.7 million and $3.0 million and gross realized losses of $1.0 million and $1.0 million, respectively, on the disposal of investments. During the three months and six months ended June 30, 2006, the Company recorded gross realized gains of $0.5 million and $1.1 million and gross realized losses of $0.1 million and less than $0.1 million, respectively, on the disposal of investments. The unrealized loss balances in U.S. government obligations and public corporate debt securities as of June 30, 2007 were primarily caused by interest rate increases. Because the Company has the ability and intent to hold these debt securities until a recovery of fair value, which may be until maturity, it does not consider these debt securities to be other-than-temporarily impaired at June 30, 2007.

The Company’s investment policy limits the concentration of its investments in debt securities to an unlimited amount of U.S. Government and U.S. Government Agencies, a maximum of 4% in a single issuer for all other corporate debt securities and a maximum of 10% in any single money market fund. The policy also limits the percent of our portfolio held in these instruments to a minimum of 20% in U.S. Government and U.S. Government Agencies and no more than 25% to 75% in other corporate debt instruments depending on the debt classification. All of the Company’s debt securities must be rated by both Standard and Poor’s and Moody’s and must have a high quality credit rating. Because of the nature of the Company’s investment policy, the Company does not monitor industry classification of the investments other than commercial bank issues. The Company is in compliance with its investment policy at June 30, 2007.

Private Company Investments

For strategic reasons, the Company has made various investments in private companies. These private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. The Company reviews these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. The Company evaluates a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At June 30, 2007 and

December 31, 2006, these investments had a carrying value of $1.5 million and $8.9 million, respectively. In the three and six months ended June 30, 2007, the Company made no additional investments and recorded write-downs of existing investments in a privately held company of $7.4 million. The write-down of $7.4 million was based upon the Company’s evaluation of the investee’s financial position, including cash usage, the status of the investee’s business prospects as of June 30, 2007, and the rights and privledges assocated with the investment. Based on this evaluation and the Company’s intent as of June 30, 2007 not to participate in the additional funding of the investee that is currently in process, it was determined that based upon the preferences, including liquidation preferences, that will be held by more senior securities, the write down of the carrying value to zero was necessary. In the six months ended June 30, 2006, the Company made a $1.0 million investment in a privately held company and did not record any write-downs of existing investments in privately held companies. These investments are recorded in “Other assets” in our condensed consolidated balance sheets.

15. INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2007 was 25.0% and 32.8%, respectively, which resulted in a provision for income taxes of $3.4 million and $9.9 million, respectively. The effective tax rate for the three and six months ended June 30, 2006 was 34.9% and 34.0%, respectively, which resulted in a provision for income taxes of $8.0 million and $15.0 million, respectively. The decrease in the tax rate for the three months ended June 30, 2007 as compared to the year ago period, was primarily the result of the reinstatement of the federal research and experimental credit in 2007, the tax benefit recognized as a result of the write-off of a strategic investment, combined with a relative increase in foreign earnings which are subject to lower tax rates. The decrease in the tax rate for the six months ended June 30, 2007 as compared to the year ago period, in addition to the preceding factors, benefited from the settlement with the Israeli tax authorities during the first quarter of this year, substantially offset by the non-deductibility of the in-process research and development acquired in the SpectraLink acquisition during the first quarter of this year.

Tax deductions associated with stock option exercises related to grants vesting prior to January 1, 2006 are credited to stockholders’ equity. Tax deductions in excess of prior book expenses under FAS123R associated with stock option exercises related to grants vesting on or after January 1, 2006 are also credited to stockholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $2.9 million and $11.5 million for the three and six months ended June 30, 2007, respectively, and $0.9 million and $2.2 million for the three and six months ended June 30, 2006, respectively.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As a result, the Company decreased its reserves for uncertain tax positions by $12.6 million. A $3.4 million decrease in relation to interest and penalties and various tax reserves was accounted for as a cumulative adjustment to the beginning balance of retained earnings. A $9.2 million decrease related to pre-acquisition tax reserves was accounted for as an adjustment to goodwill. At the adoption date of January 1, 2007, the Company had $61.5 million of unrecognized tax benefits, $26.6 million of which would affect our income tax expense if recognized. The remaining balance of the unrecognized tax benefits of $34.9 million would be an adjustment to goodwill or stockholders’ equity. In addition, the Company recognized certain net operating loss carryovers of PictureTel that had not been recognized previously. This resulted in the establishment of a deferred tax asset of $40.4 million and a corresponding reduction in goodwill. In March 2007, the Company released $3.7 million of tax reserve due to a settlement with the Israel tax authority. As of June 30, 2007, the Company had $58.1 million of unrecognized tax benefits. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits in the next 12 months.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2007, the Company had approximately $2.6 million of accrued interest and penalties related to uncertain tax positions, including $0.2 million and $0.4 million recorded during the three and six months ended June 30, 2007, respectively.

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

The Company enters into foreign exchange forward contracts denominated in Euros, British Pounds and Israeli Shekels. These hedges do not require special hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133). At each reporting period, the fair value of the Company’s forward contracts is recorded on the balance sheet, and any fair value adjustments are recorded in other income (expense), net, and are offset by the corresponding gains and losses on foreign currency denominated assets and liabilities. Fair values of foreign exchange forward contracts are determined using quoted spot and interest rates. The Company does not enter into foreign currency forward contracts for trading or speculative purposes.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at June 30, 2007 of the outstanding non-designated hedges, all of which mature in 30 days or less (foreign currency and dollar amounts in thousands):

	Foreign Currency	USD Equivalent	Positions
Euro	8,625	$11,520	Buy
Euro	12,890	$17,082	Sell
British Pound	3,750	$7,338	Buy
British Pound	6,758	$13,217	Sell
Israeli Shekel	18,800	$4,485	Buy
Israeli Shekel	2,485	$590	Sell

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net loss of $0.3 million and $0.2 million for the three and six months ended June 30, 2007, respectively.

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

To receive hedge accounting treatment under SFAS 133, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The Company records spot to spot changes in these cash flow hedges in cumulative other comprehensive income (loss) until the forecasted transaction occurs. As of June 30, 2007, we estimate that all of the existing loss, which is less than $0.7 million, will be reclassified into revenue and operating expenses from accumulated other comprehensive income (loss) within the next twelve months. The following table summarizes the hedging related activity in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Balance at beginning of period	$(291)	$12
Net losses reclassified into earnings for revenue hedges	(470)	(521)
Net gains reclassified into earnings for operating expense hedges	407	439
Net decrease in fair value of cash flow hedges	(311)	(595)

Balance at end of period	$(665)	$(665)

When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue or operating expense depending upon the transaction being hedged. During the three months ended June 30, 2007, net loss of less than $0.5 million and net gains of $0.4 million were reclassified from cumulative other comprehensive loss to both revenue and operating expense. During the six months ended June 30, 2007, net loss of $0.5 million and net gains of $0.4 million were reclassified from cumulative other comprehensive loss to both revenue and operating expense. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be reclassified from cumulative other comprehensive income (loss) to other income (expense) on the consolidated statement of operations at that time. For the three and six months ended June 30, 2007, there were no such net gains or losses recognized in other income (expense) relating to hedges of forecasted transactions that did not occur.

The Company evaluates hedging effectiveness prospectively and retrospectively and records any ineffective portion of the hedging instruments in other income (expense) on the consolidated statement of operations. The Company did not incur any net gains or losses for cash flow hedges due to hedge ineffectiveness during the three and six months ended June 30, 2007. The time value of purchased derivative instruments is excluded from effectiveness testing and is recorded in other income (expense) over the life of the contract. Other income (expense) for each of the three and six months ended June 30, 2007 included net gains of less than $0.1million, representing the excluded time value component of the purchased forward contracts.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at June 30, 2007 of the outstanding cash flow hedges, all of which are carried at fair value and have maturities within the next 12 months (foreign currency and dollar amounts in thousands):

	Foreign Currency	USD Equivalent	Positions
Euro	5,700	$7,569	Buy
Euro	17,300	$22,976	Sell
British Pound	4,700	$9,114	Buy
British Pound	7,000	$13,573	Sell
Israeli Shekel	29,200	$6,984	Buy

As of June 30, 2007, the Company had a derivative asset of $0.8 million included in prepaid expenses and other current assets and a derivative liability of $1.9 million included in other accrued liabilities.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS, AND OPERATING COSTS AND EXPENSES, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “RISK FACTORS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006.

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

On January 5, 2007, we completed our acquisition of Destiny Conferencing Corporation, or Destiny, pursuant to the terms of an Agreement and Plan of Reorganization, or Reorganization Agreement, dated as of January 5, 2007. Destiny designs and manufactures immersive telepresence solutions. Polycom incorporated Destiny’s products in its RPX™ telepresence offering prior to the acquisition under the terms of an OEM Distribution Agreement between the companies. As a result of the acquisition, we now own several patents core to telepresence, a rapidly-emerging market driven by the need for dispersed people to communicate as if they are all in the same room. Destiny’s results of operations are included in our results of operations as part of our Video Communications and Service segments from January 5, 2007, the date of acquisition.

On March 26, 2007, we completed our acquisition of SpectraLink Corporation. SpectraLink designs, manufactures and sells on-premises wireless telephone products to customers worldwide that complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink wireless telephone products increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace. We believe that the SpectraLink acquisition will position us as the only independent provider of both fixed and mobile solutions that seamlessly encompass voice, video, and data collaboration solutions from the desktop, to the meeting room, to the mobile individual. SpectraLink’s results of operations are included in our results of operations as part of our Voice Communications and Service segments from March 26, 2007.

See Notes 2, 3 and 4 of Notes to Condensed Consolidated Financial Statements for further information on our acquisitions and related costs and charges.

Revenues were $233.9 million and $426.6 million for the three and six months ended June 30, 2007, respectively, as compared to $165.0 million and $322.7 million for the three and six months ended June 30, 2006, respectively. The increase in revenues for the three months ended June 30, 2007 over the comparable year ago period primarily reflects increased sales of our video and voice communications products and increased service revenues. Network systems product revenues returned to growth during the three months ended June 30, 2007 as compared to the year ago period after several quarters of revenue declining year over year, growing 3% year over year although contributing only 1% of the overall growth in revenue during the three-month period. The increase in revenues for the six months ended June 30, 2007 over the comparable year ago period reflects increased sales of our video and voice communications products, and to a lesser extent, increased service revenues, partially offset by decreased sales of our network system products. Revenues for the three and six months ended June 30, 2007, included $36.4 million and $38.5 million of revenues, respectively, related to the products and services acquired through the SpectraLink acquisition. In addition, during the six months ended June 30, 2007, we generated approximately $51.7 million in cash flow from operating activities. After the impact of other investing and financing activities described in further detail under “Liquidity and Capital Resources,” we had a $92.8 million net decrease in our total cash and cash equivalents.

Our Video Communications, Voice Communications, Network Systems and Services segment accounted for 42%, 35%, 9% and 14%, respectively, of our revenues during the three months ended June 30, 2007. This compares to the three months ended June 30, 2006, where Video Communications, Voice Communications, Network Systems and Services segment accounted for 48%, 28%, 12% and 12%, respectively, of our revenues. Our Video Communications, Voice Communications, Network Systems and Services segment accounted for 46%, 32%, 9% and 13%, respectively, of our revenues during the six months ended June 30, 2007. This compares to the six months ended June 30, 2006, where Video Communications, Voice Communications, Network Systems and Services segment accounted for 47%, 27%, 14% and 12%, respectively, of our revenues. The increase in our Voice Communications and Services segments as a percentage of revenues in the three and six months ended June 30, 2007, as compared to the comparable year ago periods, is due primarily to revenues from the acquisition of SpectraLink in March 2007. See Note 12 of Notes to Condensed Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin and segment inventory.

The discussion of results of operations at the consolidated level is followed by a discussion of results of operations by segment for the three and six month periods ended June 30, 2007 and 2006.

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues:
Product revenues	86%	88%	87%	88%
Service revenues	14%	12%	13%	12%

Total revenues	100%	100%	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	40%	36%	39%	36%
Cost of service revenues as a % of service revenues	50%	54%	51%	54%

Total cost of revenues	42%	38%	41%	38%

Gross profit	58%	62%	59%	62%

Operating expenses:
Sales and marketing	26%	25%	26%	26%
Research and development	16%	18%	16%	17%
General and administrative	7%	7%	7%	7%
Acquisition-related integration costs	1%	0%	1%	0%
Amortization of purchased intangibles	1%	1%	1%	1%
Purchased in-process research and development	0%	0%	2%	0%
Restructuring costs	0%	0%	0%	0%

Total operating expenses	51%	51%	53%	51%

Operating income	7%	11%	6%	11%
Interest income, net	2%	3%	3%	3%
Loss on strategic investments	(3)%	0%	(2)%	0%
Other income (expense), net	0%	0%	0%	0%

Income before provision for income taxes	6%	14%	7%	14%
Provision for income taxes	2%	5%	2%	5%

Net income	4%	9%	5%	9%

Revenues

Total revenues for the three months ended June 30, 2007 were $233.9 million, an increase of $68.9 million, or 42%, over the same period of 2006. The increase in revenues was due to increased sales of our video and voice communications products and services revenues, and to a lesser extent, increased sales of our network system products. Revenues for the three months ended June 30, 2007 included $36.4 million of product and service revenues attributable to our recent acquisition of

SpectraLink. Video communications revenues increased to $99.8 million for the three months ended June 30, 2007 from $79.2 million in the same period of 2006, primarily due to increased sales volumes and higher average selling prices of our group video systems, which consisted primarily of our VSX™ and HDX product families. Video communications product revenues also increased as a result of increased revenues from sales of our RPX telepresence products. Voice communications product revenues increased to $81.4 million for the three months ended June 30, 2007 from $45.6 million in the same period of 2006, primarily as a result of revenues from our SpectraLink products acquired during the first quarter of this year as well as increases in sales volumes of our Voice-over-IP and circuit switched products. Excluding SpectraLink revenues, Voice Communications segment revenues increased 16% during the three months ended June 30, 2007, as compared to the comparable period in 2006, representing a more modest growth rate than experienced over the last several years. In addition, this also represented a sequential decrease of 2% in revenues from the quarter ended March 31, 2007. We believe these results were due in part to the distraction of integrating the SpectraLink acquisition. Such distraction could continue to have a similar impact in future quarters as we complete the integration.

Revenues from our Network Systems products increased to $20.7 million for the three months ended June 30, 2007 from $20.0 million in the same period of 2006, due primarily to increases in our video network systems and software product sales, which were partially offset by decreases in our audio network system revenues. Service revenues increased to $32.0 million for the three months ended June 30, 2007 from $20.1 million in the same period of 2006, primarily due to increases in voice-related services as a result of the recently acquired SpectraLink products lines, and to a lesser extent increased video-related services and video network system services.

Total revenues for the six months ended June 30, 2007 were $426.6 million, an increase of $103.9 million, or 32%, over the same period of 2006. The increase in revenues was due to increased sales of our video and voice communications products, and to a lesser extent, increased service revenues, partially offset by decreased sales of our network system products. Revenues for the six months ended June 30, 2007 included $38.5 million of product and service revenues attributable to our recent acquisition of SpectraLink. Video communications revenues increased to $195.2 million for the six months ended June 30, 2007 from $153.4 million in the same period of 2006, primarily due to increased sales volumes and higher average selling prices of our group video systems, which consisted primarily of our VSX and HDX products. Video communications product revenues also increased as a result of increased revenues from sales of our RPX telepresence products. Voice communications product revenues increased to $136.8 million for the six months ended June 30, 2007 from $86.2 million in the same period of 2006, primarily as a result of revenues from our SpectraLink products acquired during the first quarter of this year as well as increases in sales volumes of our Voice-over-IP and circuit switched products. Revenues from our Network Systems products decreased to $39.4 million for the six months ended June 30, 2007 from $43.9 million in the same period of 2006, due primarily to decreases in our audio network system revenues, which was partially offset by increases in revenues from our video network systems and software product sales. Services revenues increased to $55.2 million for the six months ended June 30, 2007 from $39.2 million in the same period of 2006, primarily due to increases in voice-related services as a result of the recently acquired SpectraLink products lines, and to a lesser extent, increased video-related services and video network system services.

International sales, or revenues outside of the U.S. and Canada, accounted for 42% and 44% of total revenues for the three months ended June 30, 2007 and 2006, respectively, and accounted for 44% and 43% of total revenues for the six month periods ended June 30, 2007 and 2006.

On a regional basis, North America, Europe, Asia Pacific and Latin America revenues accounted for 58%, 22%, 17% and 3%, respectively, of our total revenues for the three months ended June 30, 2007. North America, Europe, Asia Pacific and Latin America revenues increased 48%, 41%, 24% and 51%, respectively, in the three months ended June 30, 2007 as compared to the same period in 2006. North America revenues increased as a result of increased voice and video communication product and service revenues, and to a lesser extent, increased network systems product revenues. European revenues increased as a result of increased voice and video communication product revenues, and to a lesser extent, increased service revenues, partially offset by decreased network systems product revenues. Asia Pacific and Latin America revenues increased as a result of an increase in video communication product revenues, and to a lesser extent, increased voice communication product, network systems product and service revenues. Excluding revenues from our recent acquisition of SpectraLink, North America and Europe revenues grew 17% and 19%, respectively, for the three months ended June 30, 2007 as compared to the same period in 2006. Asia Pacific and Latin America did not have any revenues from our SpectraLink product lines during the three months ended June 30, 2007.

On a regional basis, North America, Europe, Asia Pacific and Latin America revenues accounted for 56%, 23%, 18% and 3%, respectively, of our total revenues for the six months ended June 30, 2007. North America, Europe, Asia Pacific and Latin America revenues increased 31%, 38%, 26% and 50%, respectively, in the six months ended June 30, 2007 as compared to the same period in 2006. North America revenues increased as a result of increased voice and video communication product revenues, and to a lesser extent, increased service revenues, partially offset by decreased network systems product revenues. European revenues increased as a result of increased voice and video communication product revenues, and to a lesser extent, increased service revenues, partially offset by decreased network systems product revenues. Asia Pacific and Latin America revenues increased as a result of an increase in video communication product revenues, and to a lesser extent, increased voice communication product, network systems product and service revenues. Excluding revenues from our recent acquisition of SpectraLink, North America and Europe revenues grew 15% and 25%, respectively, for the six months ended June 30, 2007 as compared to the same period in 2006. Asia Pacific and Latin America did not have any revenues from our SpectraLink product lines during the six months ended June 30, 2007.

No one customer accounted for 10% or more of our total net revenues or our Voice Communications or Service segment revenues for the three and six months ended June 30, 2007. One channel partner accounted for 13% of our Video Communications segment revenues, in the three and six months ended June 30, 2007. For the three and six months ended June 30, 2007, two customers accounted for 34% and 20%, respectively, of our Network Systems segment revenues. One channel partner accounted for 10% of our total net revenues and 12% and 13% of our Video and Voice Communications segment revenues, respectively, in the three months ended June 30, 2006. This channel partner also accounted for 11% and 12% of our Video and Voice Communications segment revenues, respectively, in the six months ended June 30, 2006. For the three months ended June 30, 2006, one customer accounted for 12% of our Network Systems segment revenues. No customer accounted for more than 10% of our total net revenues or our Network Systems segment revenues for the six months ended June 30, 2006 or our Service segment revenues for the three and six month periods ended June 30, 2006. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period. We sell our audio network systems direct to end users and the revenues in the Network Systems segment from end users are subject to more variability than our revenues from our reseller customers. The loss of one or more of the audio network system customers could have a material adverse impact on our Network Systems segment and consolidated revenues.

We usually ship our products within a short time, generally within the same quarter, after we receive an order and, therefore, backlog has not been a good indicator of future revenues. As of June 30, 2007, we had $47.6 million of order backlog as compared to $40.4 million at December 31, 2006 and $36.1 million at June 30, 2006. We include in backlog open product orders which we expect to ship or services for which we expect to bill and record revenue in the following quarter. Once billed, unrecorded service revenue is included in deferred revenue. We believe that the current level of backlog will continue to fluctuate primarily as a result of the level and timing of orders received and customer delivery dates requested outside of the quarter. The level of backlog at any given time is also dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based in part on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline from current levels.

Cost of Revenues and Gross Margins

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2007	June 30, 2006	Increase (Decrease)	June 30, 2007	June 30, 2006	Increase (Decrease)
Product Cost of Revenues	$81,627	$52,495	55%	$145,909	$102,949	42%
% of Product Revenues	40%	36%	4pts	39%	36%	3pts
Product Gross Margins	60%	64%	(4)pts	61%	64%	(3)pts
Service Cost of Revenues	$16,027	$10,932	47%	$27,926	$20,967	33%
% of Service Revenues	50%	54%	(4)pts	51%	54%	(3)pts
Service Gross Margins	50%	46%	4pts	49%	46%	3pts
Total Cost of Revenues	$97,654	$63,427	54%	$173,835	$123,916	40%
% of Total Revenues	42%	38%	4pts	41%	38%	3pts
Total Gross Margins	58%	62%	(4)pts	59%	62%	(3)pts

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, stock-based compensation costs, amortization of certain technology-related purchased intangibles, and an allocation of overhead expenses, including facilities and IT costs. Typically, Network Systems segment products have a higher gross margin than products in our Video and Voice Communications segments.

Cost of product revenues and product gross margins included a $0.7 million and $0.4 million charge for stock-based compensation in the three months ended June 30, 2007 and 2006, respectively, and $1.2 million and $0.7 million for stock-based compensation in the six months ended June 30, 2007 and 2006, respectively.

Overall, product gross margins decreased by 4 and 3 percentage points in the three months and six months ended June 30, 2007, respectively, as compared to the comparable periods in 2006 primarily as a result of amortization of core and existing technology purchased intangibles as a result of our recent acquisitions and the increased cost of product revenues as a result of the write-up of inventory to its fair value at the time of the acquisition. These increased costs, which are not allocated to our segments, accounted for approximately 3 and 2 percentage points of the decrease in gross margin for the three and six months ended June 30, 2007, respectively. Excluding these unallocated costs, gross margins decreased in our Video Communications and Network Systems segments and increased in our Voice Communications segment for the three months ended June 30, 2007 and increased in our Video Communications segment, was essentially flat in our Voice Communications segment and decreased in our Network Systems segment for the six months ended June 30, 2007 versus the comparable 2006 periods. The fluctuations in Video Communications and Voice Communications gross margin was primarily due to changes in product mix. The products we acquired from SpectraLink have a lower gross margin than the consolidated gross margin of our other voice communications products and depending upon the mix could result in lower Voice Communications gross margins in the future. The decrease in gross margins in our Network Systems segment for the three and six months ended June 30, 2007 was due to decreased margins in video network systems as a result of decreased average selling prices. There was also a decrease in our audio software margins due to lower average selling prices which further contributed to decreased margins in our Network Systems segment during the six months ended June 30, 2007. This was partially offset by increased margins on network systems software products.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our product gross margins. Cost of service revenues and service gross margins included a $0.8 million and $0.5 million charge for stock-based compensation in the three months ended June 30, 2007 and 2006, respectively and a $1.5 million and $0.9 million charge for the six months ended June 30, 2007 and 2006, respectively.

Overall, service gross margins increased in the three and six months ended June 30, 2007 over the comparable period in 2006 as a result of revenues increasing at a faster pace than related service costs, as well as a shift in mix of services revenues toward higher margin video maintenance revenues.

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

In addition, cost variances associated with the manufacturing ramp of new products, or the write-off of initial inventory purchases due to product launch delays or the lack of market acceptance of our new products could occur, which would increase our cost of revenues as a percentage of revenues. In addition to the uncertainties listed above, cost of revenues as a percentage of revenues may increase due to a change in our mix of distribution channels and the mix of international versus North American revenues. Cost of revenues will also increase in the remainder of 2007 as a result of increased compensation charges due to higher stock-based compensation expense, as well as annual merit increases and incentive accruals. Stock-based compensation costs associated with stock options are determined through the use of an option-pricing model that is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. Changes in these underlying factors and assumptions may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict.

Sales and Marketing Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2007	June 30, 2006	Increase	June 30, 2007	June 30, 2006	Increase
Expenses	$61,991	$41,937	48%	$112,927	$82,112	38%
% of Revenues	26%	25%	1pt	26%	26%	—

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct marketing expenses, are not allocated to our segments. Sales and marketing expenses included a $3.2 million and $1.8 million charge for stock-based compensation in the three month periods ended June 30, 2007 and 2006, respectively, and a $5.8 million and $3.2 million charge for stock-based compensation in the six month periods ended June 30, 2007 and 2006, respectively.

The increase in sales and marketing expense in absolute dollars for the three and six months ended June 30, 2007, as compared to the comparable period in 2006, as well as a percentage of revenues for the three months ended June 30, 2007, as compared to the comparable period in 2006, was due primarily to an increase in sales commissions and co-op marketing charges as a result of increased revenues, increases in our sales and marketing headcount due to our acquisition of SpectraLink and the expansion of our sales and marketing efforts, as well as increased compensation charges due to incentive compensation costs and stock-based compensation expense.

We expect to continue to increase our sales and marketing expenses in absolute dollar amounts as we continue to increase our sales coverage across all our markets through the hiring of additional sales personnel. Marketing expenses will fluctuate depending upon the timing and extent of marketing programs as we market new products and the timing of trade shows. We also expect sales and marketing expenses to increase in absolute dollars in 2007 over the 2006 levels as a result of the acquisition of SpectraLink and, to a lesser extent, our acquisition of Destiny. Sales and marketing expenses may also fluctuate due to increased international expenses and the impact of changes in foreign currency exchange rates. In addition, sales and marketing expenses will also increase in 2007 over the 2006 levels as a result of increased compensation charges due to higher stock-based compensation expense, as well as annual merit increases and incentive accruals. Stock-based compensation costs associated with stock options are determined through the use of an option-pricing model that is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. Changes in these underlying factors and assumptions may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict.

Research and Development Expenses

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2007	June 30, 2006	Increase		June 30, 2007	June 30, 2006	Increase
Expenses	$36,258	$28,757	26%		$66,933	$56,280	19%
% of Revenues	16%	18%	(2	)pts	16%	17%	(1	)pt

Research and development expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development expenses included a $3.1 million and $2.0 million charge for stock-based compensation in the three month periods ended June 30, 2007 and 2006, respectively, and a $5.7 million and $3.7 million charge for stock-based compensation in the six month periods ended June 30, 2007 and 2006, respectively.

Research and development expenses as a percentage of revenue decreased for the three and six months ended June 30, 2007 as compared to the comparable period in 2006, primarily due to spending increasing by 26% and 19%, respectively, in the comparable periods while revenues increased 42% and 32%, respectively, over the comparable periods. The increase in absolute dollars in the three and six months ended June 30, 2007 as compared to the comparable periods in 2006, is due to planned increases in program development expenses to support increased investment in new product initiatives, such as our High Definition video and voice products and next generation network systems products, as well as increased compensation charges related to increased headcount due to our acquisition of SpectraLink, incentive accruals and stock-based compensation expense. Research and development expenses increased in the three and six months ended June 30, 2007 as compared to the comparable periods in 2006, in our Video Communications and Voice Communications segments and decreased slightly in our Network Systems segment.

We are currently investing research and development resources to enhance and upgrade the products that comprise our unified collaboration communications solutions, which encompass products and services in all our segments, including enhancements to our existing network systems products, products that address the high definition video conferencing market and additional voice-over-IP products. We also plan to make incremental investments in research and development in WLAN to broaden the enterprise wide application for the SpectraLink products. In addition, we are investing research and development resources across all segments to support our strategic partnerships. With the recent formation of our Video Solutions Division we anticipate committing a greater proportion of our research and development expenses toward enhancing the integration and interoperability of our entire video solutions product suite.

We believe that technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. We expect that research and development expenses in absolute dollars will increase in the future. We also expect research and development expenses to increase in absolute dollars in 2007 over the 2006 levels as a result of the acquisition of SpectraLink and, to a lesser extent, our acquisition of Destiny. In addition, research and development expenses will continue to increase in 2007 over the 2006 levels as a result of increased compensation charges due to higher stock-based compensation expense as well as annual merit increases and incentive accruals. Stock-based compensation costs associated with stock options are determined through the use of an option-pricing model that is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. Changes in these underlying factors and assumptions may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2007	June 30, 2006	Increase	June 30, 2007	June 30, 2006	Increase
Expenses	$16,742	$11,622	44%	$29,218	$21,799	34%
% of Revenues	7%	7%	—	7%	7%	—

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, patent litigation costs, and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included a $2.5 million and $1.7 million charge for stock-based compensation in the three month periods ended June 30, 2007 and 2006, respectively, and a $4.5 million and $2.9 million charge for stock-based compensation in the six month periods ended June 30, 2007 and 2006, respectively.

As a percentage of revenues, general and administrative expenses remained flat for the three and six months ended June 30, 2007 as compared to the comparable periods in 2006. The increase in spending in absolute dollars in general and administrative in the three and six months ended June 30, 2007 over the comparable period in the prior year was primarily due to increased compensation charges related to increased headcount from our SpectraLink acquisition, increased incentive accruals and stock-based compensation expense, as well as increased legal and project-related outside services costs. In the three and six months ended June 30, 2007, the increase in compensation charges, including stock compensation costs, accounted for $3.0 million and $4.5 million of the increase, respectively, and legal and outside services accounted for $1.6 million and $2.4 million of the increase, respectively, and increases in infrastructure costs accounted for $0.5 million in each of these periods.

Significant future charges due to costs associated with litigation, including our ongoing litigation against Codian, or uncollectibility of our receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded. Additionally, predicting the timing of bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to visibility of costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors. General and administrative expenses may also increase as a result of the fee arrangement we have with outside legal counsel representing us in our litigation against Codian, pursuant to which we may owe additional legal fees if a favorable outcome in the litigation is ultimately achieved. Such fees would be recorded in the period in which a favorable litigation outcome occurs. We believe that our general and administrative expenses will also likely continue to increase in absolute dollar amounts in the future primarily as a result of expansion of our administrative staff and other costs related to supporting a larger company, increased costs associated with regulatory requirements, and our continued investments in international regions. We also expect general and administrative expenses to increase in absolute dollars in 2007 over the 2006 levels as a result of the acquisition of SpectraLink. In addition, general and administrative expenses will continue to increase in 2007 over the 2006 levels as a result of increased compensation charges due to higher stock-based compensation expense as well as annual merit increases and incentive accruals. Stock-based compensation costs associated with stock options are determined through the use of an option-pricing model that is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. Changes in these underlying factors and assumptions may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict.

Acquisition-Related Integration Costs

We recorded a charge to operations of $1.5 million and less than $0.1 million for the three month periods ended June 30, 2007 and 2006, respectively, and $2.7 million and less than $0.1 million for the six month periods ended June 30, 2007 and 2006, respectively, for acquisition-related integration costs. These charges primarily include outside financial advisory, accounting, legal and consulting fees, and other costs incurred directly related to integrating acquired companies. The 2007 charges are primarily related to professional services costs to integrate SpectraLink, which we acquired in March 2007, and to a lesser extent Destiny, which we acquired in January 2007. The 2006 charges are primarily related to professional services costs to integrate DSTMedia, which we acquired in August 2005. We expect to incur additional integration costs related to the SpectraLink acquisition throughout the remainder of 2007. In addition, if we acquire additional businesses in the future, we may incur material acquisition expenses related to these transactions.

Purchased In-process Research and Development

In the six month period ended June 30, 2007, we recorded a charge totaling $9.4 million for in-process research and development acquired as part of our acquisition of SpectraLink, which related primarily to projects associated with software enhancements and upgrades to the functionality and performance of the Link, NetLink and DECT products. There were no such charges for the three months ended June 30, 2007 and 2006 and for the six months ended June 30, 2006. The amount allocated to purchased in-process research and development was determined by management after considering, among other factors, the results of a preliminary independent appraisal based on established valuation techniques in the high-technology communications industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for these in-process research and development projects as of the acquisition date. The development of these technologies remains a significant risk due to the remaining efforts to achieve technological feasibility, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats. The nature of the efforts to develop these technologies into commercially viable products consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results.

The key assumptions used in valuing the in-process research and development primarily consisted of an expected completion date for the in-process projects, which range in stages of completion from 36% to 92% and are expected to be completed over the next 10 to 12 months; estimated costs to complete the projects of approximately $1.4 million; revenue and expense projections, assuming the products have entered the market; and discount rates based on the risks associated with the development lifecycle of the in-process technology acquired at rates ranging from 15 to 16 percent. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time the acquisition was completed and may result in impairment charges.

Amortization of Purchased Intangibles

In the three months ended June 30, 2007 and 2006, we recorded $2.4 million and $1.6 million, respectively, and in the six months ended June 30, 2007 and 2006, we recorded $3.8 and $3.2 million, respectively, in amortization of purchased intangibles related to the Voyant, DSTMedia, Destiny and SpectraLink acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives which range from two years to eight years. The increase in absolute dollars for the three and six months ended June 30, 2007 as compared to the year ago periods is primarily due to the SpectraLink and Destiny acquisitions during the three months ending March 31, 2007, partially offset by decreases related to certain purchased intangibles related to Voyant becoming fully amortized as of December 31, 2006.

Restructuring Costs

During the third quarter of 2006, management approved a restructuring plan for eliminating or relocating certain positions throughout the Company in order to consolidate certain functions into one location, as well as to relocate the Asia Pacific headquarters from Hong Kong to Singapore. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge of approximately $1.9 million in 2006 related to workforce reductions and relocations, which events had been communicated to the impacted employees or incurred during the period. The charge was comprised of severance and other employee termination benefits related to these workforce reductions, which impacted less than 3 percent of the Company’s employees worldwide, and costs related to relocations that had been incurred as of December 31, 2006. During the three months ended March 31, 2007, the final $0.2 million charge was taken for the employees who did not terminate until the first quarter of 2007 and, in accordance with FAS 146, exceeded the minimum retention period (generally 60 days), as well as for remaining costs associated with employee relocation, facilities closures and moving related expenses, which were recognized when the Company ceased to use the facility or as incurred. Less than $0.1 million remains to be paid as of June 30, 2007 related to these actions and is anticipated to be paid in the quarter ending September 30, 2007.

During the first quarter of 2006, management approved a restructuring plan for eliminating certain positions throughout the Company but focused on the sales and general and administrative functions. The resulting actions were intended to streamline and focus the Company’s efforts and more properly align its cost structure with its projected revenue streams. In accordance with SFAS 146, the Company recorded a charge of approximately $0.6 million during the three months ending March 31, 2006 related to workforce reductions, which had been communicated to the impacted employees during the period. The total charge of $0.6 million consisted of severance and other employee termination benefits related to these workforce reductions, which comprised less than 1 percent of the Company’s employees worldwide. All payments related to these actions were made by December 31, 2006.

Interest Income, Net

Interest income, net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts. Interest income, net of interest expense, was $4.0 million and $4.6 million for the three months ended June 30, 2007 and 2006, respectively, and $10.6 million and $8.5 million for the six months ended June 30, 2007 and 2006, respectively.

Interest income decreased for the three months ended June 30, 2007 over the comparable period in the prior year primarily due to lower average cash and investment balances during the period due to our acquisition and stock repurchase activity, partially offset by higher average investment returns. Interest income increased for the six months ended June 30, 2007 over the comparable period in the prior year primarily due to higher average investment returns, partially offset by lower average cash and investment balances during the period due to our acquisition and stock repurchase activity. Average interest rate returns on our cash and investments were 5.05% for the three months ended June 30, 2007 compared to 4.30% for the three months ended June 30, 2006, and 5.39% for the six months ended June 30, 2007 compared to 4.14% for the six months ended June 30, 2006.

Interest income, net will decrease in 2007 compared to 2006 due to our lower cash balance as a result of our recent acquisitions and could also fluctuate as a result of changes in market interest rates. The cash balance could decrease further depending upon the amount of cash used in any future acquisitions, our stock repurchase activity and other factors.

Loss on Strategic Investment

For strategic reasons, we have made various investments in private companies. These private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. We evaluate a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At June 30, 2007 and December 31, 2006, these investments had a carrying value of $1.5 million and $8.9 million, respectively. These investments are recorded in “Other assets” in our Condensed Consolidated Balance Sheets.

In the three months ended June 30, 2007 and 2006, and the six months ending June 30, 2007, we did not make any strategic investments in privately held companies. In the six months ended June 30, 2006, we made a $1.0 million investment in a privately held company. In the three and six months ended June 30, 2007, our investments were permanently written down by $7.4 million, from original cost, which is reflected in “Loss on strategic investment” in the Consolidated Statements of Operations. The write-down of $7.4 million was based upon our evaluation of the investee’s financial position, including cash usage, the status of the investee’s business prospects as of June 30, 2007, and the rights and privledges assocated with the investment. Based on this evaluation and our intent as of June 30, 2007 not to participate in the additional funding of the investee that is currently in process, it was determined that based upon the preferences, including liquidation preferences, that will be held by more senior securities, the write down of the carrying value to zero was necessary. In the three and six months ended June 30, 2006, we did not record any write-downs of existing investments in privately held companies.

Provision for Income Taxes

Our overall tax rate for the three and six months ended June 30, 2007 was 25.0% and 32.8%, respectively, which resulted in a provision for income taxes of $3.4 million and $9.9 million, respectively. Our overall tax rate for the three and six months ended June 30, 2006 was 34.9% and 34%, respectively, which resulted in a provision for income taxes of $8.0 million and $15.0 million, respectively. The decrease in the tax rate for the three months ended June 30, 2007 as compared to the year ago period, was primarily the result of the reinstatement of the federal research and experimental credit in 2007, the tax benefit recognized as a result of the write-off of a strategic investment, combined with a relative increase in foreign earnings which are subject to lower tax rates. The decrease in the tax rate for the six months ended June 30, 2007 as compared to the year ago period, in addition to the preceding factors, benefited from the settlement with the Israeli tax authorities during the first quarter of this year, substantially offset by the non-deductibility of the in-process research and development acquired in the SpectraLink acquisition during the first quarter of this year.

Tax deductions associated with stock option exercises related to grants vesting prior to January 1, 2006 are credited to stockholders’ equity. Tax deductions in excess of prior book expenses under FAS123R associated with stock option exercises related to grants vesting on or after January 1, 2006 are also credited to stockholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $2.9 million and $11.5 million for the three and six months ended June 30, 2007 and $0.9 million and $2.2 million for the three and six months ended June 30, 2006.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As a result, we decreased our reserves for uncertain tax positions by $12.6 million. A $3.4 million decrease in relation to interest and penalties and various tax reserves was accounted for as a cumulative adjustment to the beginning balance of retained earnings. A $9.2 million decrease related to pre-acquisition tax reserves was accounted for as an adjustment to goodwill. At the adoption date of January 1, 2007, we had $61.5 million of unrecognized tax benefits, $26.6 million of which would affect our income tax expense if recognized. The remaining balance of the unrecognized tax benefits of $34.9 million would be an adjustment to goodwill or stockholders’ equity. In addition, we recognized certain net operating loss carryovers of PictureTel that had not been recognized previously. This resulted in the establishment of a deferred tax asset of $40.4 million and a corresponding reduction in goodwill. In March 2007, we released a $3.7 million of tax reserve due to a settlement with the Israel tax authority. As of June 30, 2007, we had $58.1 million of unrecognized tax benefits. We do not currently anticipate significant changes in the amount of unrecognized income tax benefits in the next 12 months.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2007, we had approximately $2.6 million of accrued interest and penalties related to uncertain tax positions, including $0.2 million and $0.4 million recorded during the three and six months ended June 30, 2007, respectively.

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

Segment Information

A description of our products and services, as well as selected financial data, for each segment can be found in Note 12 to the Condensed Consolidated Financial Statements. Future changes to our organizational structure or business, such as the recently announced formation of our Video Solutions Division, may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three and six months ended June 30, 2007 and 2006.

Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and to allocate resources to, each of the segments. Certain costs and operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, stock-based compensation costs, general and administrative costs, such as legal and accounting costs, acquisition-related integration costs, amortization and impairment of purchased intangible assets, purchase accounting adjustments made to inventory, purchased in-process research and development costs, restructuring costs, interest income, net, and other expense, net.

Video Communications

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2007	June 30, 2006	Increase	June 30, 2007	June 30, 2006	Increase
Revenue	$99,761	$79,215	26%	$195,220	$153,384	27%
Contribution margin	$50,642	$40,731	24%	$99,666	$75,337	32%
Contribution margin as % of video communication revenues	51%	51%	—	51%	49%	2pts

Revenues from our Video Communications segment for the three and six months ended June 30, 2007 increased 26% and 27% over the same periods of 2006, respectively, due primarily to increased sales volumes and higher average selling prices of our group video systems, which consisted primarily of our VSX and HDX product family. Revenues also increased as a result of increased revenues from sales of our RPX telepresence products.

International revenues, or revenues outside of Canada and the U.S., accounted for 52% and 51% of our Video Communications segment revenues for the three months ended June 30, 2007 and 2006, respectively, and 54% and 52%, respectively, for the six months ended June 30, 2007 and 2006. In each of the three and six months ending June 30, 2007, one channel partner accounted for 13% of our total revenues for our Video Communications segment. In the three and six months ending June 30, 2006, one channel partner accounted for 12% and 11%, respectively, of our total revenues for our Video Communications segment.

The contribution margin as a percentage of Video Communications segment revenues for the three months ended June 30, 2007 remained flat at 51% as compared to the same period in 2006 primarily due to engineering expenses decreasing as a percent of revenues offset by lower gross margins primarily as a result of product mix and higher warranty costs and increased direct marketing expenses. Engineering and direct marketing expenses both increased in absolute dollars during the three months ended June 30, 2007 as compared to the same period in 2006 reflecting increased investments in developing and marketing our HDX and RPX product lines. The contribution margin as a percentage of Video Communications segment revenues for the six months ended June 30, 2007 increased to 51% as compared to 49% in the same period in 2006. The increase in contribution margin was primarily due to higher gross margins as a result of higher average selling prices on our group video products, as well as engineering expenses decreasing as a percent of revenues, although increasing in absolute dollars in the comparable six month periods. Direct marketing expenses also increased both in dollars and as a percentage of revenues during the six months ended June 30, 2007 as compared to the comparable period in 2006.

Direct marketing and engineering spending in the Video Communications segment will fluctuate depending upon the timing of new product launches and marketing programs.

Voice Communications

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2007	June 30, 2006	Increase (Decrease)		June 30, 2007	June 30, 2006	Increase (Decrease)
Revenue	$81,432	$45,604	79%		$136,781	$86,186	59%
Contribution margin	$34,473	$19,740	75%		$59,261	$38,732	53%
Contribution margin as % of voice communication revenues	42%	43%	(1	)pt	43%	45%	(2	)pts

Revenues from our Voice Communications segment for the three and six months ended June 30, 2007 increased 79% and 59%, respectively, over the same periods of 2006, due primarily to revenues from our SpectraLink products acquired during the first quarter of this year, as well as increased sales volumes of our Voice-over-IP products and circuit switched products. Revenues from products acquired in the SpectraLink acquisition accounted for $28.6 million and $30.1 million of the increase over the comparable three and six month periods, respectively. Excluding SpectraLink revenues, Voice Communications segment revenues increased 16% during the three months ended June 30, 2007, as compared to the comparable period in 2006, representing a more modest growth rate than experienced over the last several years. In addition, this also represented a sequential decrease of 2% in revenues from the quarter ended March 31, 2007. We believe these results were due in part to the distraction of integrating the SpectraLink acquisition. Such distraction could continue to have a similar impact on future quarters as we complete the integration.

International revenues, or revenues outside of Canada and the U.S., accounted for 35% and 36% of our Voice Communications segment revenues for the three months ended June 30, 2007 and 2006, respectively, and 36% and 34%, respectively, for the six months ended June 30, 2007 and 2006. No one channel partner accounted for 10% or more of our Voice Communications segment revenues during the three and six months ended June 30, 2007. In the three and six months ended June 30, 2006, one channel partner accounted for 13% and 12%, respectively, of our Voice Communications segment revenues.

The contribution margin as a percentage of Voice Communications segment revenues for the three and six months ended June 30, 2007 decreased by 1% and 2%, respectively, compared to the same periods in 2006. The decrease in contribution margin was primarily due to increased engineering and direct marketing expenses which increased as a percent of revenues, as well as in absolute dollars in the three and six months ended June 30, 2007 as compared to the same period in 2006 due primarily to the SpectraLink acquisition at the end of the first quarter of this year. Partially offsetting these increases were higher gross margins for the three months ended June 30, 2007 due to the lower mix of Voice-over-IP product revenues which generally have a lower gross margin than our circuit switched and installed voice products. Gross margins on Voice Communications products were essentially flat for the six months ended June 30, 2007 as compared to the year ago period. The products we acquired from SpectraLink have a lower gross margin than the consolidated gross margin of our other voice communications products and depending upon the mix could result in lower Voice Communications gross margins in the future.

Direct marketing and engineering spending in the Voice Communications segment will fluctuate depending upon the timing of new product launches and marketing programs.

Network Systems

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2007	June 30, 2006	Increase	June 30, 2007	June 30, 2006	Decrease
Revenue	$20,709	$20,022	3%	$39,373	$43,939	(10)%
Contribution margin	$4,956	$3,835	29%	$7,363	$11,016	(33)%
Contribution margin as % of network systems revenues	24%	19%	5pts	19%	25%	(6)pts

Revenues from our Network Systems segment for the three and six months ended June 30, 2007 increased 3% and decreased 10%, respectively, over the same periods in 2006. Network systems product revenues returned to growth during the three months ended June 30, 2007 as compared to the year ago period after several quarters of revenue declining year over year, growing 3% year over year although contributing only 1% of the overall growth in revenue during the period. The increase in the three months ended June 30, 2007 over the comparable period in 2006 was due primarily to increases in our video network systems and software product sales, which were partially offset by decreases in our audio network system revenues. The decrease in the six months ended June 30, 2007 over the comparable period in 2006 was due to decreased audio network systems revenues, which was partially offset by increases in revenues from our video network systems and software product sales. The decline in audio network systems revenues in the three and six months ended June 30, 2007, over the same periods in 2006, is due to lower volumes and lower average selling prices per port, primarily due to the consolidation of service provider customers, customer capacity requirements and the discontinuance of the OCI product line. The increase in video network systems revenues in the three and six months ended June 30, 2007, over the same periods in 2006, was due to increased volume, partially offset by decreased average selling prices.

International revenues, or revenues outside of Canada and the U.S., accounted for 36% and 44% of our Network Systems segment revenues for the three months ended June 30, 2007 and 2006, respectively, and 42% and 41%, respectively, for the six months ended June 30, 2007 and 2006. For the three and six months ended June 30, 2007, two customers accounted for 34% and 20%, respectively, of our Network Systems segment revenues. For the three months ended June 30, 2006, one customer accounted for 12% of our Network Systems segment revenues. No customer accounted for more than 10% of our Network Systems segment revenues for the six months ended June 30, 2006.

The contribution margin as a percentage of Network Systems segment revenues for the three months ended June 30, 2007 increased to 24% as compared to 19% in the same period in 2006 as a result of lower engineering expenses, in absolute dollars and as a percentage of revenue, partially offset by lower gross margins. Direct marketing expenses were flat in absolute dollars and decreased as a percentage of revenue during the comparable three month periods. The contribution margin as a percentage of Network Systems segment revenues for the six months ended June 30, 2007 decreased to 19% as compared to 25% in the same period in 2006 due primarily to lower gross margins, which was partially offset by lower engineering and direct marketing expenses. Gross margins for Network Systems were lower in the three and six months ending June 30, 2007 compared to the same periods in 2006 primarily due to decreased audio network system revenues which typically have a higher gross margin due to their software content and lower average selling prices on video network systems.

Services

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2007	June 30, 2006	Increase	June 30, 2007	June 30, 2006	Increase
Revenue	$31,950	$20,114	59%	$55,196	$39,159	41%
Contribution margin	$13,838	$7,915	75%	$23,588	$15,668	51%
Contribution margin as % of services revenues	43%	39%	4pts	43%	40%	3pts

Revenues from our Services segment for the three and six months ended June 30, 2007 increased 59% and 41%, respectively, over the same period in 2006, due primarily to increased revenues from our SpectraLink acquisition in the first quarter of 2007 as well as increased video related services. Revenues from services related to products acquired in the SpectraLink acquisition accounted for $7.9 million and $8.4 million, respectively, of the increase over the three and six month year ago periods.

International revenues, or revenues outside of Canada and the U.S., accounted for 27% and 34% of total Service revenues for the three months ended June 30, 2007 and 2006, respectively and 30% and 33%, respectively, for the six months ended June 30, 2007 and 2006. No one customer accounted for more than 10% of our total revenues for our Services segment for the three or six months ended June 30, 2007 or 2006.

Overall, the increase in the Services segment contribution as a percentage of Service segment revenues for the three and six months ended June 30, 2007 as compared to the same periods in 2006 is due primarily to increased gross margins more than offsetting increases in operating expenses. Service gross margins increased for the three and six months ended June 30, 2007 as compared to the same periods in 2006 as a result of revenue increasing at a faster pace than related service costs.

Liquidity and Capital Resources

As of June 30, 2007, our principal sources of liquidity included cash and cash equivalents of $223.6 million, short-term investments of $83.5 million and long-term investments of $64.1 million. Substantially all of our short-term and long-term investments are comprised of U.S. government securities, state and local government securities and corporate debt securities. See Note 14 of Notes to our Condensed Consolidated Financial Statements. In addition, we have a $25.0 million line of credit with a bank which was unused at June 30, 2007; however, we do have outstanding letters of credit totaling approximately $1.6 million, of which $1.3 million are secured by this line of credit.

We generated cash from operating activities totaling $51.7 million in the six months ended June 30, 2007, compared to $64.7 million in the comparable period of 2006. The decrease in cash provided from operating activities for the six months ended June 30, 2007 over the comparable period in 2006 was due primarily to a larger increase in trade receivables, an increase in inventories, a decrease in accounts payable and smaller increases in taxes payable and other accrued liabilities. Offsetting these negative effects were increases in net income and non-cash expenses as well as a decrease in deferred taxes and a smaller increase in prepaid expenses.

The total net change in cash and cash equivalents for the six months ended June 30, 2007 was a decrease of $92.8 million. The primary uses of cash during this period were $275.6 million for the acquisitions of Destiny and SpectraLink, $25.7 million for repurchases of common stock and $14.5 million for purchases of property and equipment. The primary sources of cash were $51.7 million from operating activities, $48.3 million associated with the exercise of stock options and purchases under the employee stock purchase plan, $11.6 million for the excess tax benefit from stock based compensation and $111.4 million in proceeds from sales and maturities of investments, net of purchases. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses and other items such as depreciation, amortization, the provision for doubtful accounts, inventory write-downs for excess and obsolescence, non-cash stock based compensation, excess tax benefit from stock based compensation, loss on strategic investments, the purchases of in-process research and development and loss on disposal of property and equipment, reductions in deferred taxes and increases in taxes payable and other accrued liabilities. Offsetting the positive effect of these items were net increases in trade receivables, inventories and prepaid expenses and other assets, as well as net decreases in accounts payable.

Our days sales outstanding, or DSO, metric was 45 days at June 30, 2007 compared to 43 days at June 30, 2006. This increase in DSO was due primarily to the addition of SpectraLink receivables. We expect that DSO will remain in the 40 to 50 day range but could vary as a result of a number of factors such as fluctuations in revenue linearity and increases in receivables from service providers and government entities that have longer payment terms of 45 and 60 days, respectively, compared to our standard 30 day terms. Inventory turns decreased from 6.0 turns at June 30, 2006 to 5.3 turns at June 30, 2007. The reduction in turns primarily reflects our acquisition of SpectraLink in the first quarter of 2007 and related inventory at lower turns rates. We believe inventory turns will continue to fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a greater mix of ocean freight versus air freight to reduce freight costs.

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

From time to time, the Board of Directors has approved plans to purchase shares of our common stock in the open market. During the three and six months ended June 30, 2007, we purchased approximately 0.8 million shares of our common stock in the open market for cash of $25.7 million. As of June 30, 2007, we were authorized to purchase up to an additional $240.0 million under the 2007 share repurchase plan.

At June 30, 2007, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $96.3 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Condensed Consolidated Financial Statements once goods or services have been received or at such time when we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit to secure the leases on some of our offices. These letters of credit total approximately $1.6 million and are secured by our credit facilities or cash deposits with our banks.

The table set forth below shows, as of June 30, 2007, the future minimum lease payments, net of estimated sublease income of $0.2 million through June 2008, due under our current lease obligations. For example, we lease an approximately 152,000 square foot building which is fully subleased to a third party for a term that is concurrent with the term of our lease obligation. As a result, we are not currently showing a lease obligation related to this facility. If this sublease were to be terminated, or if the tenant defaulted on payment, we would incur additional lease payments that would negatively impact our operating results and overall cash flows. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of June 30, 2007 are as follows (in thousands):

Year ending December 31,	Gross Minimum Lease Payments	Estimated Sublease Receipts	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long- Term Liabilities	Purchase Commitments
Remainder of 2007	$6,131	$(208)	$5,923	$1,834	$—	$92,910
2008	11,010	(30)	10,980	3,301	595	1,621
2009	10,201	—	10,201	3,124	1,465	972

Year ending December 31,	Gross Minimum Lease Payments	Estimated Sublease Receipts	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long- Term Liabilities	Purchase Commitments
2010	9,754	—	9,754	2,643	1,134	803
2011	9,369	—	9,369	2,426	898	—
Thereafter	20,189	—	20,189	4,019	6,460	—

Total payments	$66,654	$(238)	$66,416	$17,347	$10,552	$96,306

As discussed in Note 15 of the Notes to the Condensed Consolidated Financial Statements, we adopted the provisions of FIN 48 as of January 1, 2007. At January 1, 2007, we had a liability for unrecognized tax benefits and an accrual for the related interest totaling $61.5 million, none of which is expected to be due within the next 12 months.

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

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Excess and Obsolete Inventory

We record write downs for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future product life-cycles, product demand and market conditions. If actual product life cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration of or increase in that newly established cost basis.

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

Deferred and Refundable Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of June 30, 2007, we have $53.2 million in net deferred tax assets. In order to fully utilize these deferred tax assets we need to generate sufficient amounts of future U.S. taxable income. We believe based upon our financial projections that it is more likely than not that we will generate sufficient future taxable income to utilize these assets and therefore, as of June 30, 2007, we have not established a valuation allowance against these assets.

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

Fair Value of Assets Acquired and Liabilities Assumed in Purchase Combinations

The purchase combinations completed require us to identify and estimate the fair value of the assets acquired, including intangible assets other than goodwill, and liabilities assumed in the combinations. These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. For example, in the PictureTel and SpectraLink acquisitions, we identified vacated or redundant facilities that we intended to sublease or for which we intended to negotiate a lease termination settlement. Should actual use of assets or resolution of obligations differ from our estimates, revisions to the estimated fair value would be required. Changes occurring in our estimates after the allocation period, as defined in Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”, would be recognized in our Condensed Consolidated Statements of Operations. If actual costs are less than our estimates, these charges would continue to be recognized as an adjustment to goodwill.

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

Non-marketable Securities

We periodically make strategic investments in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. For example, to date, due to these and other factors, we have recorded cumulative charges against earnings totaling $21.5 million associated with the impairment of these investments, including $7.4 million in the second quarter of 2007. At June 30, 2007 and December 31, 2006, our strategic investments had a carrying value of $1.5 million and $8.9 million, respectively.

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

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents, held at June 30, 2007 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS	Current Fair Market Value	50 BPS	100 BPS
U.S. Government Securities	$38,152	$38,121	$38,090	$38,058	$38,027
State and local governments	6,511	6,505	6,500	6,495	6,489
Corporate debt securities	103,112	103,028	102,944	102,860	102,777

Total	$147,775	$147,654	$147,534	$147,413	$147,293

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS	Current Fair Market Value	50 BPS	100 BPS
U.S. Government Securities	$38,121	$38,105	$38,090	$38,074	$38,058
State and local governments	6,505	6,503	6,500	6,497	6,495
Corporate debt securities	103,028	102,986	102,944	102,903	102,860

Total	$147,654	$147,594	$147,534	$147,474	$147,413

Foreign Currency Exchange Rate Risk

While the majority of our sales are denominated in United States dollars, we also sell our products and services in certain of our European regions in Euros and in the United Kingdom in British Pounds, which has increased our foreign currency exchange rate fluctuation risk.

While we do not hedge for speculative purposes, as a result of our exposure to foreign currency exchange rate fluctuations, we purchase forward exchange contracts to hedge our foreign currency exposure to the Euro, British Pound and Israeli Shekel. As of June 30, 2007, we had outstanding forward exchange contracts to sell 4.3 million Euros at 1.30, sell 3.0 million British Pounds at 1.95, and buy 16.3 million Israeli Shekels at 4.19. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in one month.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekels. As of June 30, 2007, we had outstanding foreign exchange contracts to sell 11.6 million Euros at 1.33 and 2.3 million British Pounds at 1.94 and to buy 29.2 million Israeli Shekels at 4.18. These forward exchange contracts, carried at fair value, typically have maturities of less than 12 months.

As a result of our acquisition of SpectraLink, we now have operations in Horsens, Denmark. From time to time, we enter into foreign currency contracts to reduce our exposure to foreign-denominated inventory purchases made by the Denmark operation. For the three and six months ended June 30, 2007, the gains from these foreign currency exchange contracts were not significant. Changes in fair value of these forward contracts are recognized in other income (loss), net at the end of each period and were not material for the periods presented.

Based on our overall currency rate exposure as of June 30, 2007, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial effect on our financial position, results of operations and cash flows. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk.

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

On March 26, 2007, we acquired SpectraLink Corporation and, as a result, we have begun integrating the processes, systems and controls relating to the acquired company into our existing system of internal control over financial reporting in accordance with our integration plans. In addition, various transitional controls designed to supplement existing internal controls have been implemented with respect to the acquired processes and systems. Except for the processes, systems and controls relating to the integration of SpectraLink, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Competition that we face in our markets is intense. The principal competitive factors in the markets in which we presently compete and may compete in the future include:

•	the ability to provide and sell a broad range of products and services that are responsive to changing technology and changing customer requirements;

•	product performance;

•	price;

•	the ability to introduce new products;

•	the ability to reduce production costs;

•	the ability to provide value-added features;

•	the ability to successfully integrate our products with, and operate our products on, existing customer platforms;

•	market presence; and

•	the ability to extend credit to our partners.

We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our current or future competitors, or our delay in bringing new products to market to compete with competitive products, could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be a reduction in the prices of our products and our competitors’ products, the introduction of additional lower priced competitive products or the introduction of new products or product platforms that render our existing products or technologies obsolete. For example, our video network systems product revenues had declined sequentially since the fourth quarter of 2004 until the second quarter of 2006, as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures. While revenues from our video network systems product revenues improved sequentially in the third and fourth quarters of 2006, video network system product revenues were lower in the first quarter of 2007 than the fourth quarter of 2006, and could decline again in the future.

Competition that we face in our markets is intense and competition that we face in certain of our international markets is different than that we face in North America and is currently based principally on price. We have noted additional competitors and increased pricing pressures in China, India and other parts of Asia. Although we have had improved year over year performance in Asia throughout 2006 and the first half of 2007, we still see increased competition in this region, particularly in China. If we are unable to compete effectively in these regions in terms of price, technology, product offerings or marketing strategies, our overall financial results may suffer.

Competition in each of our markets is intense, and our inability to compete effectively in any of these markets could negatively affect our results of operations.

We face significant competition in the communications industry. In video communications, our major competitors include Tandberg and a number of other companies including Aethra, Avistar, Cisco Systems, D-Link, Hewlett-Packard, Huawei, Kedacom Technologies, LifeSize, NEC, Panasonic, Sony, VCON, VTEL and ZTE, as well as various smaller or new industry entrants. We face competition for sales of our RPX telepresence solution against competitive product offerings from Cisco Systems, Hewlett-Packard, Teleris and others. In addition, Microsoft has announced that it will be launching products that will be competitive with our videoconferencing products. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology, next generation high definition video resolution technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video conferencing products or may partner with companies which have more substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market or sell their products and to bring their products to market more rapidly than we can. We may also underestimate the demand for particular products that incorporate new technologies. For instance, products utilizing next generation high definition video resolution technology are being brought to market by us and certain of our competitors, which may not receive market acceptance or may result in a slowdown in our sales cycle for our video products. These factors could negatively impact our video revenues as customers assess such new technologies or wait to make purchases until sales prices for such next generation products fall. Also, new strategic partnerships are regularly being formed and announced by our competitors, such as the video partnership announced in January 2007 between Hewlett-Packard and Tandberg, which may increase competition and result in increased downward pressure on our product prices.

We have lost group video conferencing sales opportunities to our competitors, including to competitors in China who sell at lower price points than we do. Although we had improved year over year performance in Asia throughout 2006 and the first half of 2007, we still see increased competition in this region, particularly in China, which we believe contributed to a sequential decrease in group video conferencing unit sales in Asia in the third quarter of 2006. We expect to continue to face stiff competition, and our competitors may gain market share from us, due in part to their strategic relationships and their latest product offerings. In addition, we believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Hewlett-Packard, IBM, and Microsoft that enable web-based or network-based video and collaboration communications. In addition, Cisco Systems, Hewlett-Packard, IBM, Microsoft or another large multi-national company with resources substantially larger than ours, could enter any of our markets through acquisition of a direct competitor, which would significantly change the competitive landscape. For example, Cisco Systems recently acquired WebEx, a leader in web conferencing, and it is difficult to ascertain what effect, if any, this acquisition will have on us.

The market for voice communications equipment, including voice conferencing and desktop equipment, is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. In voice communications, our major conference phone competitors include Aethra, ClearOne Communications, LifeSize, Konftel, Mitel, Yamaha and other companies that offer lower cost, full-duplex speakerphones. Our major VoIP desktop competitors include Aastra, Cisco Systems and Linksys. There are also several low cost manufacturers in Asia and Europe that are emerging with VoIP desktop products competitive with ours. In addition, there are notable PBX and IP Call Manager manufacturers that compete with standards based IP products including Alcatel, Avaya, Cisco Systems, Mitel, Nortel and Siemens. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that cost less than our voice communications products.

With respect to our recently acquired SpectraLink product lines, our product competition falls into four general categories: multi-user cordless telephone products, unlicensed multi-cell systems, cellular-based systems, and WLAN-based systems. We also now compete in the residential market (both wired and wireless DECT systems) primarily in Europe. Our primary competitors include Cisco Systems, Samsung and Hitachi Cable. The overall market in the consumer segment is highly competitive, and many of such competitors may have greater financial, technical, research and development, and marketing resources than we do. In addition, mature DECT standard-based products previously marketed by large telecom companies in markets outside the U.S. are being introduced in the U.S., which may be lower-priced than our Link and NetLink offerings. Enterprise adoption of standards for wireless LAN and VoIP may lead to the commoditization of wireless telephone technology and the availability of low-cost alternative products. Other purchasers may prefer to buy their wireless telephone systems from a single source provider of wireless local area networks, or LANs, such as Cisco Systems, who provides wireless infrastructure and wireless telephones.

Our video network systems business has significant direct competition from RADVISION, and a number of other companies, including Cisco Systems, which resells RADVISION’s products, Tandberg, Huawei, and Codian, as well as from various smaller or new industry entrants. Our video network systems product revenues declined sequentially from the fourth quarter of 2004 until the second quarter of 2006 as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures. Our audio network systems business has significant competition from companies such as Avaya, Cisco Systems, and Compunetix. Although we recently launched our next generation video network system platform (RMX 2000™) and intend to launch new network services product offerings, including enhancements to existing products, in the future, these new product offerings may be delayed or may not have as much of a positive impact on our network systems revenues as we anticipate.

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

The markets for video and voice communications and network systems products are characterized by rapidly changing technology, such as the recent demand for high definition video technology and lower cost network systems products, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, proper positioning of new products in relation to our total product portfolio and their relative pricing, differentiation of new products from those of our competitors, and market acceptance of these products. Additionally, properly addressing the complexities associated with compatibility issues, channel partner and sales force training, technical and sales support, as well as field support, are also factors that may affect our success. Further, as our product portfolio expands and as we enter into product lines that require a more direct, high-touch sales model and that require more complex negotiations, such as our RPX product line, we are making key strategic investments in additional sales and marketing personnel. It will require time for such new personnel to receive training and to become familiar with our product lines and services. Ultimately, it is possible that our increased investments in this area may not yield the financial results that we hope to achieve from such investments.

We continually need to educate and train our channel partners to avoid any confusion as to the desirability of the new product offering compared to our existing product offerings. During the last year, we launched several new product offerings, and there is a risk that these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any product until they determine if these products are more desirable products than our other products. For instance, in 2005, we introduced the VSX7000e and VSX7000s as successors to our VSX 7000 product, which caused confusion among certain of our channel partners, some of whom delayed purchases of these new product offerings until they better understood the features and functionality of these products. Similarly, our recently introduced high definition video product family (HDX) may cause confusion with respect to our VSX product line. We also recently introduced our RMX 2000 conferencing platform, which provides the next generation of conferencing infrastructure and may cause confusion with respect to our MGC media servers. We also recently announced the HDX4000, our high definition executive desktop that is scheduled for release later this year, which could have a negative impact on sales of our existing executive desktop product. Such delays in purchases could adversely affect our revenues, gross margins and operating results in the period of the delay.

The shift in communications from circuit-switched to IP-based technologies over time may require us to add new channel partners, enter new markets and gain new core technological competencies. We are attempting to address these needs and the need to develop new products through our internal development efforts, through joint developments with other companies and through acquisitions. We may not identify successful new product opportunities and develop and bring products to market in a timely manner. Further, as we introduce new products that can or will render existing products obsolete, these product transition cycles may not go smoothly, causing an increased risk of inventory obsolescence and relationship issues with our end user customers and channel partners. The failure of our new product development efforts, any inability to service or maintain the necessary third-party interoperability licenses, our inability to properly manage product transitions or to anticipate new product demand, or our inability to enter new markets would harm our business and results of operations.

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

Conversely, if the market adoption of 802.11 standards is faster than anticipated, it may affect sales of DECT technology and Link WTS, proprietary technology that we also recently acquired through the SpectraLink acquisition. Sales of SpectraLink’s Link product have not been increasing in recent years and could be negatively impacted in the future by the adoption of 802.11 and purchases of our NetLink products. DECT solutions could face the same competition and cause a downward trend in our SpectraLink product sales growth and our overall gross margin in such product lines.

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

If the market does not accept our products, our profitability would likely be harmed. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment and network systems, which could cause us to reduce the prices for any of these products or discontinue one product with the intent of simplifying our product offering and enhancing sales of a similar product. For example, we believe that the sequential declines in video network system revenues that we experienced from the fourth quarter of 2004 until the second quarter of 2006 are due in part to lower average selling prices as a result of increased competitive pressures. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a similar product. Effective July 1, 2006, we began to separately charge for the initial year of service for our video conferencing products rather than charging one combined price for the product and service. These actions may not have the desired result of increasing revenues and improving service renewal rates and, accordingly, could have an adverse impact on our product margins and profitability. In addition, we anticipate that our gross margins may become more difficult to predict due to these types of changes, the wide range of margins associated with each of our product lines, and shifts in the mix of products sold. Our network systems products typically have higher gross margins than our other product lines. Therefore, our gross margins could decrease if we continue to experience decreases in our network systems product sales. For example, in the first quarter of 2007, gross margins in our network systems segment were the lowest we have ever experienced and below our targeted range.

Product obsolescence and excess inventory can negatively affect our results of operations.

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

Impairment of our goodwill or other assets would negatively affect our results of operations.

Since 2001, we have acquired several businesses, which together include goodwill valued at approximately $494.5 million and other purchased intangible assets valued at approximately $99.6 million as of June 30, 2007. This represents a significant portion of the assets recorded on our balance sheet and reflects significant increases in 2007 as a result of the recent Destiny and SpectraLink acquisitions. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values, as we did in the fourth quarters of 2005 and 2006, when we wrote down certain intangible assets associated with our acquisition of Voyant in the amount of $1.9 million and $1.4 million, respectively. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. To date, due to these and other factors, we have recorded cumulative charges against earnings totaling $21.5 million associated with the impairment of such investments, including $7.4 million in the second quarter of 2007. As of June 30, 2007, our investments in private companies are valued at $1.5 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

•	disruption within our company and among our channel partners as a result of the recent SpectraLink acquisition and the focus on the integration of the underlying operations;

•	changes in tax rates due to, among other things, the timing and geographical mix of the earnings;

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

•

the magnitude of any costs that we must incur in the event of a product recall, such as our voluntary recall in the first quarter of 2006 of the lithium ion batteries in our SoundStation 2W products, or of costs associated with product warranty claims;

•	the impact of seasonality on our various product lines and geographic regions;

•	the impairment of strategic investments or other assets;

•	the impact of greater exposure to foreign currency fluctuations due to an increasing number of our product sales being denominated in non-U.S. dollar currencies; and

•	adverse outcomes in intellectual property matters and the costs associated with asserting and enforcing our intellectual property portfolio.

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

Difficulties in integrating past or potential future acquisitions could adversely affect our business.

We have completed a number of acquisitions during our operating history, including our recently completed acquisitions of Destiny in January 2007 and SpectraLink in March 2007. The process of integrating acquired companies into our operations requires significant resources and is time consuming, expensive and disruptive to our business. For instance, we may continue to experience disruption to our voice business, sales organization and other organizations, such as we experienced in the second quarter of 2007 where our year-over-year revenue growth in our voice business excluding SpectraLink revenues was more modest than experienced over the last several years and even declined sequentially by 2%, due to the integration of SpectraLink’s operations. We have also experienced, and may continue to experience, unique legal, geographic or other issues in connection with the integration of SpectraLink’s Danish subsidiary, KIRK telecom. Failure to achieve the anticipated benefits of these acquisitions, to retain key personnel, or to successfully integrate the operations of these companies could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

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

We have in the past, and may in the future, as part of acquiring a company, identify redundant facilities, which we would develop a plan to exit as part of the integration of the businesses. For example, we have a liability in the amount of $3.0 million related to facilities we intend to vacate in connection with our recent acquisition of SpectraLink. We also have a remaining liability of approximately $1.2 million at June 30, 2007 related to vacant and redundant facilities in connection with our acquisition of PictureTel, which is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. For example, we have an approximately 152,000 square foot building which is fully subleased to a third party for the length of our lease obligation. If this tenant were unable to fulfill, for any reason, their contractual obligations under the sublease, we would incur additional charges to operations which would harm our business. In addition, until our vacated and redundant facilities are subleased or the lease obligations for these facilities are terminated, we will continue to pay the contractual lease and facility operating expense obligations without any sublease income to offset these costs. Further, in the event that we agree to sublease a facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow up to and potentially exceeding our recorded liability at the time of such transaction, which would harm our operating cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

We experience seasonal demand for our products and services, which may adversely impact our results of operations during certain periods.

Sales of some of our products have experienced seasonal fluctuations which have affected sequential growth rates for these products, particularly in our third and first quarters. For example, there is generally a slowdown for sales of our products in the European region in the third quarter of each year and sales to government entities typically slow in our fourth quarter and to a greater extent in our first quarter. In addition, sales of our video conferencing products have historically declined in the first quarter of the year compared to the fourth quarter of the prior year, although this was not the case in the first quarter of 2007. We also saw a sequential decrease in group video conferencing unit sales in Europe and Asia in the third quarter of 2006, which we believe may be attributable to seasonality. Seasonal fluctuations could negatively affect our business, which could cause our operating results to fall short of anticipated results for such quarters, as they did in the first quarter of 2005.

Our operating results are hard to predict as a significant amount of our sales may occur at the end of a quarter and certain of our service provider contracts include contractual acceptance provisions.

The timing of our channel partner orders and product shipments can harm our operating results.

Our quarterly revenues and operating results depend in large part upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. We are also beginning to experience longer sales cycles in connection with our high end video conferencing solutions sales, which could also increase the level of unpredictability and fluctuation in the timing of orders. Moreover, although we have seen better sales linearity throughout 2006 and the first half of 2007, a significant portion of our orders in a given quarter are shipped in the last month of that quarter and sometimes in the last few weeks of the quarter. Also, our backlog has fluctuated significantly over our corporate history. We believe that backlog levels will continue to fluctuate due to many factors such as ability of our sales force to generate orders linearly throughout the quarter, our ability to forecast revenue mix and plan our manufacturing accordingly, customer request dates, timing of product acceptance where contractually required and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could significantly negatively impact end-user orders, which could in turn negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline in future quarters, even to zero. Any degradation in linearity levels or any failure or delay in the closing of orders during the last part of a quarter would materially harm our operating results. Furthermore, we may be unable to ship products in the period we receive the order due to these or other factors, which could have an adverse impact on our operating results. In such events, the price of our common stock would decline.

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

For instance, integrating acquired product offerings with ours has created confusion among our channel partners in the past and may continue to do so in the future. We will need to continue to devote significant resources to educate and train our channel partners about our product offerings. We have recently launched our HDX video conferencing products, our new RMX conferencing platform and have added additional products through the acquisitions of SpectraLink and Destiny which will require significant resources and training to educate our channels. Channel confusion could also occur if we do not adequately train or educate the channel on our product families, especially in the cases where we simplify our product offerings by discontinuing one product in order to stimulate growth of a similar product. Ongoing confusion may lead to delays in ordering our products, which would negatively affect our revenues.

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

Some of our current and future products are directly competitive with the products sold by both our channel and strategic partners. For example, we have an agreement with Cisco Systems under which we ship SoundStation IP conference phones for resale by Cisco Systems. In addition, Cisco Systems sells a network systems product which is in direct competition with our network systems offerings. Also, Cisco Systems has a partnership with Tandberg, one of our major competitors in the video communications business, pursuant to which Tandberg provides Cisco Systems with technology that is co-branded and sold by Cisco Systems. Cisco Systems has also announced a new high end video conferencing product which is in direct competition with our video conferencing solutions. With our recent acquisition of SpectraLink, we also compete with Cisco Systems in the WLAN space. As a consequence of conflicts such as these, there is the potential for our channel and strategic partners to compete head-to-head with us and to significantly reduce or eliminate their orders of our products or design our technology out of their products. Further, some of our products are reliant on strategic partnerships with call servers providers and wireless infrastructure providers. These partnerships result in interoperable features between products to deliver a total solution to our mutual end user customers. Competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies. As an example, we are now competing in the voice-over-IP handset arena through service providers, which may cause our relationships with our IP PBX strategic partners to erode. In addition, due to increasing competition with us for sales of videoconferencing equipment, Cisco Systems may decide to terminate its relationship with us to resell our SoundStation IP conference phones or eliminate the interoperability of its wireless access points with our NetLink wireless telephones. Further, our strategic partners may acquire businesses that are competitive with us. Any such strain or acquisition could limit the potential contribution of our strategic relationships to our business, restrict our ability to form strategic relationships with these companies in the future and create additional competitive pressures on us, including downward pressure on our average selling prices, which would result in a decrease in both revenues and gross margins, any of which could harm our business.

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

Service providers constitute some of the larger end user customers of our audio network systems products. The revenues in the network systems segment from service providers are subject to more variability than segment revenues from our channel partners and, as of the fourth quarter of 2006, service provider sales have comprised an increasingly smaller percentage of our revenues, as well as decreased in absolute dollars sequentially in the second, third and fourth quarters of 2006 and the first two quarters of 2007 and on a year-over-year basis. The loss of any one of these service provider customers for our network systems products, or our failure to adequately maintain or grow the level of network systems-related product sales to service providers, could have a materially adverse impact on our consolidated revenues.

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

Although, to date, a substantial majority of our international sales have been denominated in U.S. currency, we expect that a growing number of sales will be denominated in non-U.S. currencies as more international customers request billing in their currency. For example, effective January 1, 2006, we established local currency pricing in the European Union and the United Kingdom whereby we price and invoice our products and services in Euros and British Pounds. In addition, some of our competitors currently invoice in foreign currency, which could be a disadvantage to us in those markets where we do not. Our international operating expenses are denominated in foreign currency. As a result of these factors, we expect our business will be significantly more vulnerable to currency fluctuations, which could adversely impact our results of operations. For instance, in 2003 and 2004, and more recently in the second quarter of 2006, our operating costs internationally increased as a result of the weakness in the U.S. dollar. These currency fluctuations were recorded in other income (expense) in our Condensed Consolidated Statements of Operations. We will continue to evaluate whether to, and are likely to decide to, expand the type of products we sell in selected foreign currencies in addition to the Euro and British Pound or may, for specific customer situations, choose to sell our products in foreign currencies, thereby further increasing our foreign exchange risk.

While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, we from time to time engage in currency hedging activities to mitigate currency fluctuation exposure. Also, due to the denomination of our European product sales in Euros and of our United Kingdom product sales in British Pounds, we have increased our hedging activity. However, we have limited experience with these hedging activities, and they may not be successful, which could harm our operating results and financial condition. In addition, significant adverse changes in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country, as discounts may be temporarily or permanently affected.

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

Our future success will depend in part on our continued ability to hire, assimilate and retain qualified personnel, including the additional sales personnel we plan to hire in the remainder of 2007. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel. In addition, the success of our planned expansion of our sales force is also dependent upon their ability to achieve certain productivity levels in an acceptable timeframe and any inability to do so could be disruptive to our business. From time to time, we may also decide to replace certain key personnel or make changes in certain senior management positions, or make organizational changes such as we announced in June 2007, where we created the Video Solutions organization, through the combining of our Video and Network Systems divisions. Such transitions may be disruptive to the affected function and our business, possibly on a longer term basis than we expected, and could divert management’s attention from other ongoing business concerns. Further, we may not experience the operating efficiencies in product planning, research, and development that the reorganization is intended to achieve.

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

We subcontract the manufacture of our voice and video product lines to Celestica, a third-party contract manufacturer. We use Celestica’s facilities in Thailand, China and Singapore, and should there be any disruption in services due to natural disaster, terrorist acts, quarantines or other disruptions associated with infectious diseases, or other similar events, or economic or political difficulties in any of these countries or Asia or any other reason, such disruption would harm our business and results of operations. Also, Celestica’s facilities are currently the manufacturer for substantially all of these products, which means we are essentially sole-sourced for the manufacturing of such products, and if Celestica experiences an interruption in operations, suffers from capacity constraints, which may include constraints based on production demands from us as we grow our business, or is otherwise unable to meet our current or future production requirements we would experience a delay or inability to ship our products, which would have an immediate negative impact on our revenues. Moreover, any incapacitation of a manufacturing site due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

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

We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, Delcom, Mitsubishi, Simtrol, Skelmir, SNMP, and Software House, video algorithm protocols from DSP, UB Video, ATT/LUCENT and Flextronics, Windows software from Microsoft, development source code from Avaya, Cisco Systems, In Focus Systems Inc., Nokia, Nortel Networks, Vocal Technologies Ltd., Windriver, Ingenient and Avistar, audio algorithms from D2, Nortel Networks, Sipro, Telogy and Voiceage, and communication software from Konexx and RADVISION. In addition, certain of our products are developed and manufactured based largely or solely on third-party technology. These third-party software licenses and arrangements may not continue to be available to us on commercially reasonable or competitive terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business and results of operations. Further, if we are unable to obtain necessary technology licenses on commercially reasonable or competitive terms, we could be prohibited from marketing our products, could be forced to market products without certain features, or could incur substantial costs to redesign our products, defend legal actions, or pay damages.

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

We are a party to lawsuits (patent-related and otherwise) in the normal course of our business. For instance, in November 2005, we initiated a patent infringement lawsuit against Codian, which is still ongoing and in which Codian has asserted certain counterclaims against us. Further, in July 2007, Codian filed a suit against us alleging infringement of two of its patents. Litigation is often expensive, lengthy and disruptive to normal business operations. Our legal costs may increase as we get closer to our October 2007 trial date in the Codian litigation and also incur additional costs defending Codian’s suit against us. Our legal costs may also increase as a result of the fee arrangement we have with outside legal counsel representing us in our litigation against Codian, pursuant to which we may owe additional legal fees if a favorable outcome in the litigation is ultimately achieved. Such fees would be recorded in the period in which a favorable litigation outcome occurs. The results of, and costs associated with, complex litigation matters are difficult to predict, and the uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition and reputation. Negative developments with respect to pending lawsuits could cause our stock price to decline, and an unfavorable resolution of any particular lawsuit could have an adverse and possibly material effect on our business and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal control. While we were able to assert in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, that our internal control over financial reporting was effective as of December 31, 2006, we must continue to monitor and assess our internal control over financial reporting. In addition, our control framework may suffer if we are unable to effectively incorporate SpectraLink and SpectraLink’s existing controls into our control structure or to adapt our control framework appropriately as we continue to grow our business. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Changes in existing financial accounting standards or practices may adversely affect our results of operations.

Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, through 2005, we were not required to record stock-based compensation charges to earnings in connection with stock option grants and other stock awards to our employees. However, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), “Share-Based Payment,” which now requires us to record stock-based compensation charges to earnings for employee stock awards. Such charges reduced net income by $16.3 million in 2006 and by $12.8 million for the first half of 2007 and will continue to negatively impact our future earnings. In addition, future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense and make such amounts difficult to predict accurately.

Changes in our tax rates could adversely affect our future results.

The Company’s future effective tax rates could be unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company’s deferred tax assets and liabilities, or changes in tax laws or their interpretation. For instance, we previously announced an increase in our expected tax rate in 2006 due to the lapse in the U.S. research and development tax credit, which was subsequently reinstated and resulted in a tax rate adjustment in the fourth quarter of 2006. The adoption of SFAS 123(R) also adds more unpredictability and variability to our future effective tax rates. In addition, the adoption of FIN 48 in January 2007 may add more variability to our future effective tax rates. For example, our 2006 effective tax rate increased from 28% to 30% as a result of some of these factors and could further increase in the future.

In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on the Company’s net income and financial condition, possibly materially.

Business interruptions could adversely affect our operations.

Our operations are vulnerable to interruption by fire, earthquake, typhoon or other natural disaster, quarantines or other disruptions associated with infectious diseases, national catastrophe, terrorist activities, war, ongoing Iraqi disturbances, an attack on Israel, disruptions in our computing and communications infrastructure due to power loss, telecommunications failure, human error, physical or electronic security breaches and computer viruses (which could leave us vulnerable to loss of our intellectual property and disruption of our business activities), and other events beyond our control. We do not have a fully implemented detailed disaster recovery plan. In addition, our business interruption insurance may not be sufficient to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

Our cash flow could fluctuate due to the potential difficulty of collecting our receivables and managing our inventories.

Over the past few years, we initiated significant investments in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our revenues, accounts receivable balances will likely increase as compared to previous years. Although, from time to time, we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepaid discounts, these additional incentives have lowered our profitability. In addition, the recurrence of economic uncertainty or downturn in technology spending in the United States may restrict the availability of capital which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy. Either of these conditions would harm our cash flow and days sales outstanding performance. Although in recent quarters our experience in collecting receivables has been good and we expect this trend to continue, there can be no assurance that it will continue.

Our days sales outstanding (DSO) metric is currently 45 days. While we expect that our DSO metric will increase slightly as we integrate SpectraLink, DSO should continue to be in the 40 to 50 day range. However, our DSO metrics could also increase as a result of fluctuations in revenue linearity, as a result of future acquisitions, and as a result of a greater mix of international sales, or any other factors.

In addition, as we manage our business and focus on shorter shipment lead times for certain of our products and implement freight cost reduction programs, our inventory levels may increase, resulting in decreased inventory turns that could negatively impact our cash flow. For example, our inventory turns decreased from 7.7 turns in the fourth quarter of 2004 to 5.3 turns in the second quarter of 2007. We believe inventory turns will continue to fluctuate depending upon our ability to reduce lead times, as well as due to changes in product mix and a greater mix of ocean freight versus air freight to reduce freight costs.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity during the second quarter ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
4/01/07 to 4/30/07	—	—	—	$15,749,000
5/01/07 to 5/31/07	480,910	$32.75	480,910	$250,000,000
6/01/07 to 6/30/07	318,738	$31.32	318,738	$240,017,000

Total	799,648	$32.18	799,648

On August 9, 2005, the Company announced that the Board of Directors had approved a share repurchase plan, pursuant to which it would purchase shares of the Company’s common stock with an aggregate value of up to $250 million in the open market from time to time (“2005 share repurchase plan”). In addition, on May 7, 2007, the Company announced that the Board of Directors had extended its existing program by approving an additional share repurchase program to purchase up to $250 million of its common stock (“2007 share repurchase plan”).

During the six months ended June 30, 2007, the Company repurchased 0.8 million shares of common stock in the open market for cash of $25.7 million. As of June 30, 2007, all of the share repurchases authorized under the 2005 share repurchase plan had been completed, and the Company was authorized to purchase up to an additional $240.0 million of shares in the open market under the 2007 share repurchase plan.

These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2007 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company distributed, on or about April 25, 2007, its Definitive Proxy Statement and Annual Report to Stockholders to each stockholder of record on April 10, 2007, for its Annual Meeting of Stockholders held May 30, 2007 (the “Annual Meeting”). At the Company’s Annual Meeting, the stockholders were asked to consider three proposals.

The first proposal involved the election of directors. The existing Board of Directors nominated nine nominees recommended by the Corporate Governance and Nominating Committee of the Board of Directors, all of whom were then serving as directors of the Company. The nominees of the Board were all re-elected and the voting results with respect thereto were:

Name	Votes For	Votes Withheld
Robert C. Hagerty	83,744,921	3,139,935
Michael R. Kourey	82,803,622	4,081,234
Betsy S. Atkins	85,731,342	1,153,514
John Seely Brown	27,956,527	58,928,329
David G. DeWalt	86,448,921	435,935
Durk I. Jager	86,511,047	373,809
John A. Kelley	86,459,728	425,128
William A. Owens	86,051,790	833,066
Kevin T. Parker	86,497,750	387,106

The second proposal concerned the approval of the Company’s amended and restated Performance Bonus Plan for the fiscal year ending December 31, 2007. The results were:

For:	75,526,923
Against:	5,681,925
Abstentions:	40,977
Broker Non-Votes:	5,635,031

The final proposal concerned the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. The results were:

For:	83,846,926
Against:	3,022,902
Abstentions:	15,028
Broker Non-Votes:	0

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Bylaws, effective May 30, 2007 (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 13, 2007).

10.1	Polycom, Inc. Management Bonus Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2007).

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 3, 2007

POLYCOM, INC.
/S/ ROBERT C. HAGERTY
Robert C. Hagerty
President and Chief Executive Officer
(Principal Executive Officer)
/S/ MICHAEL R. KOUREY
Michael R. Kourey
Senior Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)
/S/ LAURA J. DURR
Laura J. Durr
Vice President and Worldwide Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Bylaws, effective May 30, 2007 (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 13, 2007).

10.1	Polycom, Inc. Management Bonus Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2007).

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.