Form 10-K
period 2007-12-31
POLYCOM INC
filed 2008-02-29
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 in Exchange Act)    Yes  ☐    No  ☒

As of June 29, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of such shares on the NASDAQ Global Select Market on June 29, 2007, was approximately $2,284,710,926. Shares of common stock held by each executive officer and director and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

88,116.857 shares of the Registrant’s common stock were outstanding as of February 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the fiscal year covered by this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

GENERAL

We are a leading global provider of high-quality, easy-to-use communications solutions that enable enterprise and public sector customers to more effectively collaborate over distance, time zones and organizational boundaries. Our solutions are built on architectures that enable unified voice, video and content communications.

Our business operates in three segments: Video Solutions, Voice Communications, and Services. Our Video Solutions segment is comprised of video communications products (telepresence, group and desktop video products) and network systems products (video and voice media servers and network management solutions). In 2007, Video Solutions accounted for 53% of our revenues (44% from video communications products and 9% from network systems products). Our Voice Communications segment includes our conference phone, wired desktop voice products, and wireless handset voice products and accounted for 34% of our revenues in 2007. Our Services segment includes a wide range of professional service and support offerings to our resellers and directly to some end-user customers and accounted for 13% of our revenues in 2007. See Note 14 of Notes to Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin, segment inventory and revenue by geography. A discussion of factors that may affect our operations is set forth in “Risk Factors,” in Item 1A.

We have established relationships with leading communications and technology firms to work with us in developing, marketing, and distributing our products. We have formed strategic relationships with Alcatel, Avaya, Cisco, Nortel, and others to develop and market Voice-over-IP, or VoIP, and video communications solutions. We also have a co-development and marketing agreement with Microsoft to integrate our respective desktop, conference room, and network hardware and software solutions, and we are one of two vendors that currently provide VoIP phones for Microsoft’s new Unified Communications telephony offering launched in the fourth quarter of 2007. We sell our products through a broad network of channel partners, including distributors, value-added resellers, systems integrators, leading communications service providers and retailers. We manufacture our products through a low-cost, outsourced model optimized for quality, reliability and fulfillment agility.

The shift from circuit-switched telephony networks to Internet Protocol (IP) based networks continues to be a significant driver for Polycom’s collaborative communications markets and for our business. High Definition (HD)

voice, video, and content is another key driver for Polycom. This significant improvement in quality is enabling telepresence and other communications models that we believe approximate in-person communications. Strategically, Polycom is investing most of its research, development, sales and marketing efforts into delivering a superior IP-based, HD collaborative communications solution, using Polycom proprietary technology in the evolving, standards-based IP communications environment. Our goal is to deliver best-of-breed HD collaborative communications solutions that integrate into any enterprise call management system or instant message environment.

We were incorporated in December 1990 in Delaware. Our headquarters is located at 4750 Willow Road, Pleasanton, California 94588, and our telephone number at this location is (925) 924-6000. Our Internet website address is www.polycom.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our Internet website under “Company—Investor Relations—Financial Summaries—Financial and SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC. Information on our website does not constitute a part of this Annual Report on Form 10-K. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements and other information regarding us that we file electronically with the SEC.

Polycom and the Polycom logo are registered trademarks of Polycom, Inc. This Annual Report on Form 10-K also includes other trade names, trademarks and service marks of ours and of other companies.

PRODUCTS AND SERVICES

Video Solutions

Our Video Solutions products offer our customers an integrated, or “unified”, end-to-end communication capability, enabling geographically dispersed individuals to communicate as naturally as if they were in the same room. Through the Polycom solution, people can connect and collaborate with one another whether they are in a meeting room, a class room, at their desktop, or in a mobile setting. Our video solutions include all of the elements of a collaborative communications network: HD telepresence, HD and standard definition group video conferencing, HD and standard definition desktop video conferencing, voice and video media servers, and network management solutions.

Video communication is an established method of more natural and effective collaboration among individuals separated by distance. With the increasing availability of broadband services, migration to IP networks and advances in video conferencing technology to HD and telepresence, many enterprises and government entities are now seeking communications equipment capable of utilizing available bandwidth to enable real-time and on-demand video communications. Globalization, outsourcing, mobility, rising travel costs, and sustainability requirements are workplace realities during a period when organizations are striving for faster decision-making, faster time-to-market and greater leverage of their resources. Polycom’s collaborative communications products bridge that gap through the use of video conferencing, coupled with our voice communications and content sharing products. We provide solutions suited for enterprise, government, education, healthcare and other vertical markets. Our video conferencing products are compatible with relevant international standards and are in use throughout the world.

Polycom’s family of HD and standard definition video conferencing products and HD telepresence solutions encompasses a range of offerings from entry level to professional high definition products to meet the needs of any room, from small offices to large boardrooms and auditoriums. Our Polycom HDX, VSX™ and V-series product lines comprise a suite of high-performance, cost-effective and easy-to-use group and desktop video conferencing systems and generally range in list price from US$1,999 to US$29,999, depending upon the features and functionality. Executive collections which include additional peripherals, such as premium flat panel displays and media carts, have list prices ranging from US$29,999 to US$49,999.

Telepresence is an emerging market segment driven by the need for geographically dispersed groups to communicate as if they are all in the same room. The Polycom RPX™ and TPX™ telepresence solutions provide an immersive collaboration experience where remote participants are lifelike in size and voice and visual clarity. Our telepresence solutions are standards-based and are available in a wide array of configurations that include full eight or 16-foot high definition cinematic views, high definition sound, and EyeConnect™ technology that places the camera at eye level for more natural face-to-face interaction. The RPX and TPX line of telepresence solutions are available in multiple configurations accommodating from four to 28 people. Complete telepresence solutions have list prices ranging from US$199,999 to US$695,000.

Multiple options exist to incorporate high resolution data sharing and collaboration into a video conference. The People+Content™ family of peripherals allows users of our Polycom HDX, VSX and V-series products to more easily incorporate content, documents and audiovisual effects into their video conferencing sessions.

Our Polycom PVX™ desktop video software application extends professional-grade video conferencing to the desktop or laptop computer. The list price for a single user copy of PVX software application is US$149.

As enterprises, educational institutions, government agencies and other organizations look to provide integrated video, voice and content sharing applications, they face the challenge of interconnecting various network topologies, network protocols, transmission speeds and end-point devices. These customers require network systems designed to address these complex interoperability, multipoint connectivity and security requirements. In this context, we believe the service provider market will also become increasingly important to our business as service providers purchase our network systems products to provide managed collaboration services to their customer base and become end-user customers. Polycom network systems products must ensure a consistent level of high quality service by intelligently matching end-user applications to available network resources. Further, our network systems products must satisfy end-users who demand video, voice, and content communications sessions that are easy to establish, manage, archive, and stream.

We introduced our new Polycom RMX 2000™ HD unified conferencing platform in February 2007, which provides the next generation of conferencing infrastructure to support emerging video applications such as desktop collaboration, video over cellular networks, high definition, and telepresence. The RMX 2000 platform is a real-time media conferencing platform, which simplifies the delivery and management of multipoint video within enterprises and through service provider networks. The RMX 2000 conferencing platform addresses the growing demand for a high performance video conferencing infrastructure that can flexibly support both HD and standard definition room video conferencing systems, as well as extensive deployments of desktop video collaboration. List pricing for the modular systems ranges from US$53,000 to US$212,000, depending upon the configuration.

Polycom’s network systems products provide a broad range of video, voice, and content-sharing communication capabilities. Our MGC™ 25, MGC™ 50 and MGC™ 100 media servers provide seamless network connectivity and are scalable across packet-based broadband networks and traditional circuit-switched networks for both video and voice multipoint conferencing. We enable unified conferencing by providing the ability to join a multipoint call regardless of the type of end point or network. The ability to permit IP, circuit switched voice and ISDN video to participate in the same conference is a unique capability offered by Polycom. The MGC architecture is scalable from enterprise and vertical market applications to service provider deployments. Pricing on our MGC products is dependent upon the complexity of the configuration and underlying features and has list prices ranging from US$19,000 to US$525,500.

The ReadiVoice® conferencing solution is a reservationless voice conferencing system with installations at many of the world’s largest conferencing service providers. ReadiVoice operates on the InnoVox® 480 and 4000 media servers. The ReadiVoice solution is a carrier-class solution containing no single point of failure and is designed to provide maximum system availability and flexibility with virtually zero downtime. ReadiVoice routing also allows for scalability, network redundancy, and the ability to geographically distribute media servers. Our ReadiVoice solution has list prices ranging from US$400,000 to US$5.2 million, depending upon the configuration and number of ports purchased.

Our line of network systems products also includes a suite of software products that enables the easy integration and management of a customer’s network and endpoints. The ReadiManager® SE200 network appliance delivers a full-suite of advanced video conference management via an integrated set of applications—gatekeeper, device management, scheduling and conference management. The Polycom PathNavigator™ gatekeeper makes IP and ISDN video communications easy to use, with simplified dialing plans and on-demand “meeting rooms”, allowing participants to easily initiate a meeting at any time without third party/administrator intervention or set up. Polycom’s V2iU™ solution is a cost-effective NAT/Firewall traversal solution providing a trusted route through any firewall, which enables all members of an organization to call each other and people outside their organization seamlessly. List prices on our software products generally range from US$1,249 to US$86,000, depending upon the application and the size of the license pack.

Our Video Recording and Streaming Solution (or RSS™) the RSS 2000, enables the recording and streaming of multimedia conferences and presentations. Polycom’s RSS 2000 server allows users to start recording from any type of video conferencing endpoint, using simple commands such as Start, Pause and Stop. Up to 900 hours of stored content can be accessed from any IP endpoint or personal computer, enabling employees to easily access valuable company knowledge at their convenience. The RSS 2000 server has a list price of US$15,000. The RSS 2000 works in conjunction with the Polycom VMC (Video Media Center), which adds even greater flexibility to manage and play streamed or stored conferences and video content.

Voice Communications

Our voice communications products enhance business communications in the conference room, on the desktop and in mobile applications. Polycom voice solutions deliver clear voice communications in telephone conversations and conference calls, a critical communications element in any business or public sector organization. Our mobility solutions increase the productivity of individuals whose work requires significant mobility in their building or across their campus.

The convergence of voice and data networks is allowing VoIP telephony systems to address many needs of today’s enterprises, including reducing costs, introducing new productivity enhancing applications, simplifying network management, and converging voice and data networks. VoIP telephony systems enable corporations to distribute a single network across multiple offices or remote locations, and to reduce the cost of managing communications networks by allowing remote provisioning. These converged systems also provide a platform for enterprises to rapidly build applications to meet specific business demands. A majority of our voice communications products are based on VoIP technology either over wired or wireless IP networks.

The Voice-over-IP ecosystem includes call management suppliers for on-premise call servers and soft-switches for network based call server platforms. Through our VIP (VoIP Interoperability Partner) program, we have established relationships with approximately 25 technology partners for VoIP call managers, including 3Com, Adtran, Alcatel-Lucent, Avaya, BroadSoft, Cisco, Digium, Interactive Intelligence, Metaswitch, Nortel, Sphere Communications, Sylantro, and others to collaborate in the development, marketing and distribution of our VoIP products.

A majority of Polycom’s voice products feature our patented Acoustic Clarity Technology, which allows simultaneous conversations, known as full duplex, and minimizes background noise, echoes, word clipping and distortion. All of our voice end-points are compatible with international standards and are available in most worldwide markets. Many of our new products are available with HD voice, providing wideband voice quality that rivals CD quality audio.

Our conference phones are used by businesses to conduct high quality, effective audio conference calls in conference rooms. The product line consists of VoiceStation products for smaller rooms, SoundStation conference phones for midsize rooms, and SoundStation IP for conference room solutions for VoIP based telephony networks. Our conference phone products generally have list prices ranging from US$299 to US$1,299, depending upon the model selected.

Our SoundStructure™ and Vortex® series of installed voice conferencing products provide solutions for larger, high-end conference rooms, training rooms, auditoriums, courtrooms, classrooms and other permanent installations. These integrated room solutions can be used as a stand alone audio system or can be used in combination with a video system to significantly enhance voice quality and microphone pick up. Depending upon the model, list prices on our SoundStructure and Vortex product lines generally range from US$995 to US$7,995.

Our SoundPoint® series of standards-based Session Initiation Protocol (SIP) desktop phones provide superior audio quality and rich features to address desktop communications requirements of businesses. The SoundPoint product line consists of the 300, 400, 500 and 600 series phones, with increasing features and functionality. The 550, 560 and 650 desktop phones incorporate HD Voice to deliver wideband voice quality. The complete SoundPoint product line is based on a common software architecture to ensure compatibility for all devices with our VoIP solution partners. Our SoundPoint IP desktop VoIP products generally have list prices ranging from US$139 to US$469, depending upon the model selected. We are one of two vendors that currently provide VoIP and USB phones for Microsoft’s new Unified Communications telephony offering launched in the fourth quarter of 2007. Our CX family of Microsoft OCS phones have list prices ranging from US$129 to US$599.

The Polycom Communicator™ Speakerphone is our initial entry into the PC-based Voice and Video over IP (V2oIP) and Voice over Instant Messaging (VoIM) markets. The Polycom Communicator improves the usability of PC-based IP softphone applications by utilizing Polycom’s high definition, full-duplex, hands-free voice quality. Due to its compact portable design, the Polycom Communicator provides a solution for the large number of mobile workers who use PC-based voice applications as their primary means of communication. We provide the Polycom Communicator through our partnerships with Microsoft, Skype, BroadSoft, and others for a list price of US$129.

Our SpectraLink Wi-Fi products address the demand for on-premise mobility and increased productivity in enterprises and in vertical market segments such as healthcare, large retail, manufacturing and high-end hospitality. These mobility products are sold through our channels and are also provided through OEM partners such as Avaya, Nortel, and Alcatel-Lucent, 3COM and NEC. We also have established relationships with Wi-Fi infrastructure vendors such as Cisco Systems, Trapeze Networks, Aruba Networks, Meru Networks, and others to collaborate on the interoperability of wireless voice solutions. The SpectraLink Wi-Fi product line has list prices ranging from US$499 to US$1,200 per user. The KIRK DECT product line includes handsets which range in list price from US$200 to US$775 and infrastructure products whose list prices range from US$850 to US$3,500.

Services

We offer a comprehensive line of professional and maintenance services to our end-user customers on a global basis. These services are offered directly by us and through our worldwide channel partner network.

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

We believe that service and support are critical components of customer satisfaction. We have invested in new spare parts depots and now have warehouses worldwide to better service our global customer base. We have also invested in an extensive Customer Relationship Management System to expand our capabilities of on-line support and infrastructure. Our support services are flexible and available for every Polycom solution deployed in IP, legacy or mixed network environments.

The Polycom Certified Service Partner (CSP) program certifies Polycom’s service and support channel partners by verifying their performance in providing customers with 24x7 support, fast response times, call center support, and training in Polycom solutions and IP networking. Polycom and its CSP partners are jointly able to offer maintenance and diagnostic service and support. The Polycom CSP program is an annual certification that recognizes a channel partner’s expertise and service capabilities and their ongoing focus on customer satisfaction as measured through service performance metrics. The Polycom Partner Service Program (PPSP) is the corresponding international certification program.

Maintenance and support prices vary by model, number of systems and program options. Prices generally range from 4% to 12% of product list price depending on the product and the level of service selected. All services are not available on all products.

We also offer a variety of Professional Services solutions which include implementation services, network consulting services, HD network readiness assessments, ongoing advisory, management and operations support services and advanced project management.

SALES AND DISTRIBUTION

We market and sell our products through a worldwide network of channel partners, which includes distributors, value-added resellers, strategic partners, service providers, and retailers. In some cases, we market and sell our products directly to leading communications service providers. These partners include AT&T, Avaya, Cisco Systems, Commlogik Corp., Digital China, Direct Access, GBH, Imago Micro, Ingram Micro, Nanjing Southern Telecom, Princeton Technology, ScanSource (T2 Supply and Catalyst), SKC Communication, Tech Data, Verizon, and Westcon. Many of these partners sell a variety of communication products and/or services and, when combined with our products, offer a complete product portfolio.

Polycom has a direct-touch sales strategy that enables us to build and maintain close working relationships with our enterprise and public sector customers by working directly with our end-user customers in addition to through our partners. This direct-touch approach to sales and marketing is best suited for our Video Solutions products and some of our Voice Communications products. A portion of our Voice product business is sold on a transaction basis by our channel partners and, as such, has very little or no direct interaction with our sales force. Even with our direct-touch sales approach, our products are almost always fulfilled through one of our channel or strategic partners. With collaborative communications becoming a priority network application and with the scale of our business increasing, in 2007 we decided to invest more in our sales force to more fully capture the opportunity for customer adoption. We plan to continue to increase our investments in sales and marketing in 2008.

Our partners are required to be trained and certified for many of our products, which we believe yields a higher level of end-user customer satisfaction. Channel partners that stock product maintain a limited amount of inventory and, for some channel partners and certain network system products, we drop ship directly to their end-user customers as opposed to having these partners carry inventory. Working with existing and new channel partners, we plan to continue to focus on the enterprise, government, education and healthcare vertical markets. To complement our sales efforts, we advertise in trade and general business print media and participate in a wide array of trade shows and public relations activities. In addition, since the value of our solution is best realized through demonstration, we have been and plan to continue to invest in executive briefing centers, demonstration centers, and the deployment of evaluation systems to end-user customers.

We typically ship products within a short time after we receive an order and, therefore, backlog has not necessarily been a good indicator of future revenues. We include in backlog open product orders for which we expect to ship or services for which we expect to bill and record revenue in the following quarter. Once billed, any unearned service revenue is included in deferred revenue. As of December 31, 2007, our order backlog was $57.7 million, as compared to $40.4 million at December 31, 2006.

We have historically focused our sales efforts in regions of the world where we believe customers have begun to invest significantly in collaborative communications solutions. Based on the global nature of this customer demand, our sales and service staff and our channel footprint has spread into all major global regions. As such, we manage our global sales and distribution process in the four theatres of North America, Europe, Asia and Latin America. We have established product distribution centers in the United States, Europe and Asia in order to best serve our global customer base, which has increased the costs associated with our international operations.

A substantial majority of our revenue is from value-added resellers, distributors, service providers and retailers. In 2007, no one customer accounted for more than 10% of our total net revenues or of our Video Solutions, Voice Communications or Services segment revenues. In 2006, one channel partner accounted for both 10% of our total net revenues and 10% of our Video Solutions segment revenues. No one customer accounted for more than 10% of our Voice Communications or Services segment revenues in 2006. In 2005, no one customer accounted for more than 10% of our total net revenues or of our Video Solutions or Services segment revenues, however, one channel partner accounted for 11% of our Voice Communications segment revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

ACQUISITIONS AND STRATEGIC INVESTMENTS

We believe that making strategic acquisitions and minority strategic investments is a good use of capital that can add value to Polycom’s solutions with our strategic partners and to our end-user customers. In early 2007, we completed two acquisitions: Destiny Conferencing Corporation (“Destiny”), a telepresence solutions company, and SpectraLink Corporation (“SpectraLink”), a leading provider of on-premises wireless handset solutions. The Destiny acquisition gave us the core competency to compete effectively in the fast-growing telepresence market, leveraging our in-house HD video, HD voice, and HD content expertise. The SpectraLink acquisition enabled us to leverage our brand, channels, and technology, to expand our offering from wired voice products into mobility solutions.

COMPETITION

We continue to face significant competition for our video solutions and voice communications products, which, by their nature, are subject to rapid technological change. For our video communications products, our major competitors include Tandberg, Cisco Systems, Hewlett-Packard and a number of other companies including Aethra, Avistar, D-Link, Huawei, Kedacom Technologies, LifeSize, NEC, Panasonic, Sony, VCON, VTEL and ZTE, as well as various smaller or new industry entrants. Some of these companies have substantial financial resources, as well as production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, Tandberg has a strategic relationship with Cisco Systems, whereby Tandberg provides Cisco Systems with technology that is co-branded and sold by Cisco Systems. We believe we will face increasing competition from alternative video communications solutions that employ new technologies, or new combinations of technologies, from companies such as IBM, Microsoft, and WebEx (now a division of Cisco) that enable web-based or network-based video and collaboration communications. We expect competition to increase in the future in this area.

Our video network systems products experience significant competition from RADVISION; Cisco Systems, which resell RADVISION’s products; Tandberg, which acquired Codian in August 2007; Huawei; and various smaller or new industry entrants. Our voice network systems business has significant competition from companies such as Avaya, Cisco Systems, Compunetix, Convedia, as well as various smaller or new industry entrants.

In voice communications, our major competitors include Aethra, ClearOne Communications, Konftel, Mitel and other companies that offer lower cost, full-duplex speakerphones. In the VoIP desktop space, we also face competition from Aastra, LG-Nortel, Linksys, Snom and Thompson, in addition to several other low cost manufacturers in Asia and Europe that are emerging. There are also notable PBX and IP Call Manager manufacturers that compete in the standards based IP space, including Alcatel, Avaya, Cisco Systems, Mitel, Nortel and Siemens. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that cost less than our voice communications products. With respect to our SpectraLink product lines, our primary competitors include Cisco Systems, Samsung and Hitachi Cable. The overall market in the consumer segment is highly competitive, and many of such competitors may have greater financial, technical, research and development, and marketing resources than we do. In addition, mature DECT standard-based products previously marketed by large telecom companies in markets outside the U.S. are being introduced in the U.S., which may be lower-priced than our Link and NetLink offerings. Enterprise adoption of standards for wireless LAN and VoIP may lead to the commoditization of wireless telephone technology and the availability of low-cost alternative products. Other purchasers may prefer to buy their wireless telephone systems from a single source provider of wireless local area networks, or LANs, such as Cisco Systems, which provides wireless infrastructure and wireless telephones.

For our services business, we do not currently experience any significant competition from third party maintenance and support companies. Third party maintenance companies may become a threat to our service base in the future, as the industry grows and as they look at our products as potential third party service revenue streams, in addition to trying to provide one service solution to their customers. Today, some of our channel partners resell Polycom maintenance and support services, while others sell their own maintenance and support services. To the extent that channel partners sell their own services rather than ours, although they purchase maintenance contracts from us to support their service offering, these partners compete with us. In addition, as we expand our professional services offerings, we may compete more directly with system integrators.

RESEARCH AND PRODUCT DEVELOPMENT

We believe that our future success depends in part on our ability to continue to enhance existing products and to develop new products that maintain technological competitiveness. The markets for our products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and require a significant investment in research and development. We intend to expand upon these product platforms through the development of software options, upgrades and future product generations. In addition, we plan to allocate more of our resources to the integration of our products with those of other companies and on joint initiatives with our strategic partners. However, we cannot assure you that these products will be made commercially available as expected or otherwise on a timely and cost-effective basis or that, if introduced, these products will achieve market acceptance.

Research and development expenses, including investments in our core technologies, are expensed as incurred and totaled approximately $139.0 million in 2007, $114.3 million in 2006 and $91.5 million in 2005. We intend to continue to make substantial investments in product and technology development. We also intend to continue to participate in the development of various teleconferencing industry standards, which are or may be incorporated into our products.

CUSTOMER SERVICE AND SUPPORT

We believe that service and support are critical components of customer satisfaction. Although our resellers maintain and provide technical support to their end-user customers, we provide a wide range of service and support offerings to our resellers, service providers and directly to some end-user customers. Service revenues for our video and voice communications and network systems products are included in our Services segment. See Note 14 of Notes to Consolidated Financial Statements.

We provide warranty support for all of our products. The warranty period is generally one to three years for hardware products and ninety days for software media and repaired parts. In addition to warranty, we provide professional services offerings. Professional services consist of planning and needs analysis for end-users; design services, such as room design and custom solutions, providing customized videoconferencing solutions to meet each end-user’s unique requirements; and project management, installation and training, which provide end-users with effective implementation of videoconferencing systems and the transition to IP networks. Additional professional service offerings include benchmarking and best practice assessments, as well as voice conferencing integration. All services are sold both directly to end-user customers and through our resellers. Service programs for local and international resellers range from reselling our service offerings to providing back-end support for servicing end-users. All maintenance services are delivered on a worldwide basis from several Technical Support Centers located in the United States, United Kingdom, France, Mexico, Brazil, Australia, Japan, China, and India. Spare parts are stocked at strategic locations around the world to meet response time commitments to customers and resellers. We utilize direct field service staff, as well as resellers and third-party service providers, to perform installation and on-site repairs. We deliver all other services through a combination of in-house personnel, as well as outside contractors. In addition, a technical service center hotline provides a full range of telephone support to our resellers and to end-user customers, and we offer electronic support via the World Wide Web. We maintain contracts with a number of different vendors throughout the world to provide certain services, including front line technical telephone support in North America, on-site field support and logistics.

MANUFACTURING

We subcontract the manufacturing of essentially all of our voice and video endpoint products to Celestica, a third-party contract manufacturer. We use Celestica’s facilities in Thailand, China and Singapore. These products are then distributed through warehouses located in Hong Kong, The Netherlands, Thailand, and Tracy, California. Our DECT wireless voice products are produced by us in a vertically integrated factory in Horsens, Denmark. Our telepresence product line is produced by us in a production facility in Dayton, Ohio. Further, the key components of our network systems products are manufactured by third parties in China, Taiwan, Israel, and Colorado, and the final system assembly, testing and configuration is performed by us. These products are distributed directly from our manufacturing locations in Israel, China, Colorado and Thailand.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

While we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights, we believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are also essential to establishing and maintaining a technology leadership position. We currently have over one hundred and seventy United States patents issued covering our products. The expiration of these patents range from 2008 to 2023. In addition, we currently have over one hundred and sixty non-U.S. patents issued whose expirations range from 2008 to 2028. Further, we have approximately one hundred and fifty United States patents pending covering our conferencing and our network systems products and approximately one hundred and ninety non-U.S. patent applications pending. Polycom, SoundStation Premier, ShowStation, SoundPoint, SoundStation, ViewStation, VoiceStation, ReadiManager, ViaVideo, SpectraLink, KIRK, VSX, SoundStation product configuration, Polycom logos and others are registered trademarks of Polycom, and, iPower, iPriority, HD Voice, V2IU, Ultimate HD and others are trademarks of Polycom in the U.S. and various countries. According to federal and state law, Polycom’s trademark protection will continue for as long as we continue to use our trademarks (in common law countries) and/or maintain our registrations (in civil law countries) in connection with the products and services of Polycom.

We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, Delcom, Mitsubishi, Simtrol, Skelmir,

SNMP, and Software House, video algorithm protocols from DSP, ATT/LUCENT and Flextronics, Windows software from Microsoft, development source code from Avaya, Hughes Software Systems, Ltd., In Focus Systems Inc., Nokia, Surf, Vocal Technologies Ltd., Wind River, Ingenient and Avistar, audio algorithms from D2, Nortel Networks, Sipro, Telogy and Voiceage, and communication software from Konexx and RADVISION. We have a patent cross-license agreement with Avistar Communications, Inc. and Collaboration Properties, Inc., a wholly-owned subsidiary of Avistar, whereby non-exclusive, fully paid-up, worldwide patent licenses to each party’s respective patent portfolios were granted. In addition, certain of our products are developed and manufactured based largely or solely on third-party technology. These third-party software licenses and arrangements may not continue to be available to us on commercially reasonable or competitive terms, if at all. The termination or impairment of these licenses could result in delays or reductions in or the elimination of new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business and results of operations.

EMPLOYEES

As of December 31, 2007, we employed a total of 2,478 persons, including 1,156 in sales, marketing and customer support, 755 in research and product development, 269 in manufacturing and 298 in finance and administration. Of these, 1,037 were employed outside of North America. We have experienced no work stoppages and believe our relationship with our employees is good.

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

Competition that we face in our markets is intense. The principal competitive factors in the markets in which we presently compete and may compete in the future include:

•	the ability to provide and sell a broad range of products and services that are responsive to changing technology and changing customer requirements;

•	price;

•	product performance;

•	the ability to introduce new products;

•	the ability to reduce production costs;

•	the ability to provide value-added features;

•	the ability to successfully integrate our products with, and operate our products on, existing customer platforms;

•	the ability to offer new products that require a more direct-touch sales model;

•	market presence and brand recognition; and

•	the ability to extend credit to our partners.

We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our current or future competitors, or our delay in bringing new products to market to compete with competitive products, could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be a reduction in the prices of our products and our competitors’ products, the introduction of additional lower priced competitive products or the introduction of new products or product platforms that render our existing products or technologies obsolete. For example, our video network systems product revenues had declined sequentially from the fourth quarter of 2004 through the second quarter of 2006 as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures. While revenues from our video network systems product revenues improved sequentially in the third and fourth quarters of 2006 and 2007, video network system product revenues declined sequentially again in the first and second quarters of 2007, and could decline again in the future.

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

We face significant competition in the video solutions industry. For our video conferencing end points, our major competitors include Tandberg, Cisco Systems, Hewlett-Packard and a number of other companies including Aethra, Avistar, D-Link, Huawei, Kedacom Technologies, LifeSize, NEC, Panasonic, Sony, VCON, VTEL and ZTE, as well as various smaller or new industry entrants. We face competition for sales of our RPX and TPX telepresence solutions and related services from Cisco Systems, Hewlett-Packard, Teleris and others. In addition, Microsoft recently launched products that will be competitive with our video conferencing products. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, which may result in our having to increase our spending on marketing, and we may not be able to effectively compete against these companies due to their size. In addition, with the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video conferencing products, including companies with greater financial and other resources, greater brand recognition or greater access to top-level executives than we have, or may partner with companies which have more substantial resources and production, sales, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products and to bring their products to market more rapidly than we can, or that may be more adept in responding to rapidly changing market conditions or changing technologies than we are. These factors could negatively impact our video revenues as customers assess such new technologies or wait to make purchases until sales prices for such next generation products fall. Conversely, new product adoption may grow at such rates that we are unable to keep up with increasing demand due to our size, resources, need to establish new partnerships, or other factors. Also, new strategic partnerships are regularly being formed and announced by our competitors, such as the video partnership announced in January 2007 between Hewlett-Packard and Tandberg, which may increase competition and result in increased downward pressure on our product prices. Direct competition for telepresence product sales against larger competitors like Cisco Systems and Hewlett Packard may also result in increased downward pressure on our product prices, as well as cause us to invest more in sales and marketing in order to compete effectively.

We have lost group video conferencing sales opportunities to our competitors, including Tandberg and to competitors in China who sell at lower price points than we do. We expect to continue to face stiff competition, and our competitors may gain market share from us, due in part to their strategic relationships and their latest product offerings. In addition, we believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Hewlett-Packard, IBM, and Microsoft that enable web-based or network-based video and collaboration communications. In addition, Cisco Systems, Hewlett-Packard, IBM, Microsoft or other large companies with resources substantially larger than ours could enter any of our markets through acquisition of a direct competitor, which would significantly change the competitive landscape. Further, the commoditization of certain video conferencing products could lead to the availability of alternative, lower-cost video conferencing products than ours and, accordingly, drive down our sales prices and negatively impact our revenues.

Our video network systems products experience significant direct competition from RADVISION, Cisco Systems, which resells RADVISION’s products, Tandberg, which acquired Codian in August 2007, Huawei, and various smaller or new industry entrants. Tandberg’s acquisition of Codian may strengthen their network systems offerings and result in increased competition from Tandberg against our total video solutions offering, potentially causing a negative impact on our video solutions revenues, as well as our market position with respect to video conferencing and network systems offerings. Our video network systems product revenues declined sequentially from the fourth quarter of 2004 through the second quarter of 2006 as well as in the first and second quarters of 2007 as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures. Our voice network systems business has significant competition from companies such as Avaya, Cisco Systems, Compunetix, Convedia, as well as various smaller or new industry entrants. Although we launched our next generation video network system platform (RMX 2000) in 2007 and intend to launch new network services product offerings, including enhancements to existing products, in the future, these new product offerings may be delayed or may not have as much of a positive impact on our video solutions revenues as we anticipate.

The market for voice communications equipment, including voice conferencing and desktop equipment, is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. In voice communications, our major conference phone competitors include Aethra, ClearOne Communications, Konftel, Mitel, Yamaha and other companies that offer lower cost, full-duplex speakerphones. Our major VoIP desktop competitors include Aastra, LG Nortel, Linksys, a division of Cisco Systems, Snom and Thompson, in addition to several low cost manufacturers in Asia and Europe that are emerging. We have also recently introduced a range of high definition VoIP devices from personal speakerphones to executive desktop devices enabling integration with Microsoft Office Communications Server 2007. Some of these products will directly compete with products offered by LG Nortel. In addition, there are PBX and IP Call Manager manufacturers that compete with standards based IP products including Alcatel, Avaya, Cisco Systems, Mitel, Nortel and Siemens. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that cost less than our voice communications products.

With respect to our wireless product lines, our product competition falls into four general categories: multi-user cordless telephone products, unlicensed multi-cell systems, cellular-based systems, and WLAN-based systems. We also now compete in the residential market (both wired and wireless DECT systems) primarily in Europe. Our primary competitors include Cisco Systems, Samsung and Hitachi Cable. The overall market in the consumer segment is highly competitive, and many of such competitors may have greater financial, technical, research and development, and marketing resources than we do. In addition, mature DECT standard-based products previously marketed by large telecom companies in markets outside the U.S. are being introduced in the U.S., which may be lower-priced than our Link and NetLink offerings. Enterprise adoption of standards for wireless LAN and VoIP may lead to the commoditization of wireless telephone technology and the availability of low-cost alternative products. Other purchasers may prefer to buy their wireless telephone systems from a single source provider of wireless local area networks, or LANs, such as Cisco Systems, who provides wireless infrastructure and wireless telephones.

For our services business, we do not currently experience any significant competition from any third party maintenance and support companies, although many of our competitors in our various product lines offer strong service offerings, particularly in overseas markets. We also may not be as well-situated as these competitors to scale and to compete as effectively in our services business, particularly in the international arena. Third party maintenance companies may become a threat to our service base in the future, as the industry grows and as they look at our products as potential third party service revenue streams, in addition to trying to provide one service solution to their customers. Today, some of our channel partners resell Polycom maintenance and support services, while others sell their own maintenance and support services. To the extent that channel partners sell their own services rather than ours, although they purchase maintenance contracts from us to support their service offering, these partners compete with us. In addition, as we expand our professional services offerings, we may compete more directly with system integrators.

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

We face risks associated with developing and marketing our products, including new product development and new product lines that require a more direct-touch sales model.

Our success depends on our ability to assimilate new technologies in our products and to properly train our channel partners, sales force and end-user customers in the use of those products.

The markets for video solutions and voice communications products are characterized by rapidly changing technology, such as the recent demand for high definition video technology and lower cost network systems products, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, proper positioning of new products in relation to our total product portfolio and their relative pricing, our ability to price our products competitively while maintaining favorable product margins, differentiation of new products from those of our competitors, and market acceptance of these products. Additionally, properly addressing the complexities associated with compatibility issues, channel partner and sales force training, technical and sales support, as well as field support, are also factors that may affect our success.

Further, as our product portfolio expands and as we enter into product lines that require a more direct-touch sales model and that require more complex negotiations, such as our RPX and TPX product lines, we are making key strategic investments in additional sales and marketing personnel. It will require time for us to hire additional key sales and marketing talent in such numbers that we believe are required to compete effectively both domestically and internationally and then further time for such new personnel to receive training and to become familiar with our product lines and services. Ultimately, it is possible that our increased investments in this area may not yield the financial results that we hope to achieve from such investments or we may not be able to hire the type of sales and marketing talent that we intend to hire.

We continually need to educate and train our channel partners to avoid any confusion as to the desirability of the new product offering compared to our existing product offerings. During the last year, we launched several new product offerings, and there is a risk that these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any product until they determine if these products are more desirable products than our other products. For instance, our recently introduced high definition video product family (HDX) may cause confusion with respect to our VSX product line. We also recently introduced our RMX 2000 conferencing platform, which provides the next generation of conferencing infrastructure and may cause confusion with respect to our MGC media servers, and the HDX4000™, our high definition executive desktop product, which could have a negative impact on sales of our existing executive desktop product. We believe that the anticipated announcement of our HDX8000™ video conferencing product, our high definition video conferencing product for small- to medium-sized conference rooms, temporarily delayed sales of our HDX9000™ video conferencing product, our high definition video conferencing product intended for larger conference room settings, in the third quarter of 2007. Such delays in purchases could adversely affect our revenues, gross margins and operating results in the period of the delay. Conversely, the introduction of new products such as the HDX 7000™ video conferencing product for smaller conference rooms and the HDX8000 video conferencing product may have an unintended negative effect on sales of and corresponding revenues associated with other video conferencing products such as our VSX and other HDX offerings. We and our channel partners must also effectively educate our potential end-user customers about the benefits of video conferencing and the products that we offer and the features available over those of our competitors.

The shift in communications from circuit-switched to IP-based technologies over time may require us to add new channel partners, enter new markets and gain new core technological competencies. We are attempting to address these needs and the need to develop new products through our internal development efforts, through joint developments with other companies and through acquisitions. We may not identify successful new product opportunities and develop and bring products to market in a timely manner. Further, as we introduce new products that can or will render existing products obsolete, these product transition cycles may not go smoothly, causing an increased risk of inventory obsolescence and relationship issues with our end-user customers and channel partners. The failure of our new product development efforts, any inability to service or maintain the necessary third-party interoperability licenses, our inability to properly manage product transitions or to anticipate new product demand, or our inability to enter new markets would harm our business and results of operations.

We may experience delays in product introductions and our products may contain defects which could seriously harm our results of operations.

We have experienced delays in the introduction of certain new products and enhancements in the past and have recently experienced delays in the introduction of certain of our high definition video conferencing products, such as the HDX9000 in the fourth quarter of 2007. The delays in product release dates that we experienced in the past were due to factors such as unforeseen technology issues, manufacturing ramping issues and other factors, which we believe negatively impacted our sales revenue in the relevant periods. Any of these or other factors may occur again and delay our future product releases. In addition, we have occasionally terminated new product development efforts prior to any introduction of the new product.

Our product development groups are dispersed among California, Colorado, Georgia, Massachusetts and Texas in the United States, as well as in China, Denmark, India and Israel. Our need to manage large and geographically dispersed product development groups in our product lines results in certain inefficiencies and increased product development costs and creates an increased risk of delays in new product introductions.

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

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our SoundStation IP and SoundPoint IP products are dependent on the roll out of voice-over-IP, or VoIP, technologies. In addition, VoIP products are traditionally sold through service providers. We may not be successful in expanding our current service provider network or maintaining a successful service provider network. The success of our HDX4000, VSX 3000 and PVX software application products depends on the increased use of desktop video collaboration technologies. Further, as we see the adoption rate of new technologies increase, product sales of our legacy products may be negatively impacted. Due to the SpectraLink acquisition, we now face risks related to our ability to respond to rapid technological changes within the on-premises wireless telephone industry. The wireless communications industry is characterized by rapid technological change, short product life cycles, and evolving industry standards.

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

In addition, we develop new products or product enhancements based upon anticipated demand for new features and functionality, such as next generation high definition video resolution technology. We may not be able to sell certain of our products in significant volumes and our business may be harmed if the use of new technologies that our future products are based on does not occur; if the development of suitable sales channels does not occur, or occurs more slowly than expected; if our products that incorporate new technologies are not priced competitively or are not readily adopted; or if the adoption rates of such new technologies do not drive demand for our other products as we anticipate. For example, although we believe increased sales of group and desktop video solutions will drive increased demand for video network system products, such increased demand may not occur or we may not benefit to the same extent as our competitors. We also may not be successful in creating demand in our installed customer base, such as customers who have our legacy SoundStation products, for products that we develop that incorporate new technologies or features.

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

The market for on-premises wireless telephone systems may fail to grow or to grow as quickly as we anticipated when we acquired SpectraLink. If this market does not grow or grows quickly, our future results of operations could be harmed. In particular, increased demand for our new NetLink product depends on the growth of the voice over Wi-Fi-related market. The market for deployment of converged voice and data wireless networks in the general enterprise continues to be immature. We expect that this will remain the case unless that market moves through its acceptance of IP wireless applications, standards adoption increases to reduce complexity, and customers deploy wireless IP access points more fully throughout their enterprise networks in densities required to support wireless voice traffic. Accordingly, the transition to NetLink and its potential impact on sales of our Link product are difficult to predict.

The certification and approval process for our NetLink product for use in countries that support the 802.11 standard is lengthy and often unpredictable.

Foreign countries which adopt the 802.11 standard could provide future markets for our new NetLink products. However, countries’ certification and approval processes for 802.11 compatible products such as NetLink are typically time consuming and potentially costly. If we have difficulty or experience delays in obtaining certification and approval by foreign countries for our NetLink wireless telephone product, then we and/or our distributor channels may not be able to gain access to the markets in these countries in a timely fashion, if at all, which would limit international growth of our NetLink product line.

Lower than expected market acceptance of our products, price competition and other price changes would negatively impact our business.

If the market does not accept our products, particularly our new product offerings which we are relying on for future revenues, such as our new high definition products, our profitability would likely be harmed. Further, new products typically have lower gross margins for a period of time after their introduction, and we’ve recently launched a number of new products and new products are becoming an increasing percentage of our revenues. For example, our HD video products, which generate higher gross profit dollars than our other non-HD video products due to higher average selling prices, may result in a lower overall gross margin percentage for an extended period of time after their introduction depending upon the mix of new products sold during the period.

Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment and network systems, which could cause us to reduce the prices for any of these products or discontinue one product with the intent of simplifying our product offering and enhancing sales of a similar product. For example, we believe that the sequential declines in video network system revenues that we experienced from the fourth quarter of 2004 through the second quarter of 2006 and again in the first and second quarters of 2007 are due in part to lower average selling prices as a result of increased competitive pressures. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a similar product. In addition, we anticipate that our gross margins may become more difficult to predict due to these types of changes, the wide range of margins associated with each of our product lines, and shifts in the mix of products sold. Our network systems products typically have higher gross margins than our other product lines. Therefore, our gross margins could decrease if we continue to experience decreases in our network systems product sales. For example, in the first quarter of 2007, gross margins for our network systems products were the lowest we have ever experienced and below our targeted range. Further, if our network systems sales suffer, a correspondingly negative impact may be had on our services business, which relies in part on network systems sales for its success. Finally, if we do not fully anticipate, understand and fulfill the needs of end-user customers in the vertical markets that we serve, we may not be able to fully capitalize on product sales into those vertical markets and our revenues may, accordingly, fail to grow as anticipated or may be adversely impacted.

Product obsolescence and excess inventory can negatively affect our results of operations.

We operate in a high technology industry which is subject to rapid and frequent technology and market demand changes. These changes can often render existing or developing technologies obsolete. In addition, the introduction of new products and any related actions to discontinue existing products can cause existing inventory to become obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the recorded value of existing inventory is greater than its fair market value, such as we experienced in the fourth quarter of 2005 with excess ViewStation® inventory and in the third quarter of 2006 with excess QSX™ and ViewStation inventory. Further, as customers transition to our HDX video conferencing endpoints from our VSX video conferencing endpoints or to our RMX platform from our MGC infrastructure products, we may experience write-downs in inventory value of these products in the future. Also, the pace of change in technology development and in the release of new products has increased and is expected to continue to increase. If sales of one of these products has an unplanned negative effect on sales of another of our products, it could significantly increase the inventory levels of the negatively impacted product. For each of our products, the potential exists for new products to render existing products obsolete, cause inventories of existing products to increase, cause us to discontinue a product or reduce the demand for existing products.

Failure to adequately service and support our product offerings could harm our results of operations.

Our products are becoming increasingly more complex and are incorporating more complex technologies, such as those included in our network systems products, our new video product offerings and our software products. This has increased the need for enhanced product warranty and service capabilities. If we cannot adequately develop and train our internal support organization or maintain our relationship with our outside technical support provider, it could adversely affect our business.

In addition, sales of our telepresence product line is a more complex sales transaction, and the end-user customer in such transactions typically purchases an enhanced level of support service from us so that it can ensure that this significant investment can be fully operational and satisfy the end-user’s requirements. This requires an enhanced level of support from the company in terms of resources and technical knowledge of an end-user customer’s telecommunication network. As this type of service is relatively new for us, our inability to provide the proper level of support on a cost beneficial basis may cause damage to our reputation in this new emerging market and may, as a result, harm our business and results of operations.

Impairment of our goodwill or other assets would negatively affect our results of operations.

We have acquired several businesses, which together resulted in goodwill valued at approximately $505.0 million and other purchased intangible assets valued at approximately $86.4 million as of December 31, 2007. This represents a significant portion of the assets recorded on our balance sheet and reflects significant increases in 2007 as a result of the Destiny and SpectraLink acquisitions. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values, as we did in the fourth quarters of 2007 and 2006, when we wrote down certain intangible assets associated with our acquisition of Voyant in the amount of $3.6 million and $1.4 million, respectively. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. To date, due to these and other factors, we have recorded cumulative charges against earnings totaling $21.5 million associated with the impairment of such investments, including $7.4 million in the second quarter of 2007. As of December 31, 2007, our investments in private companies are valued at $1.7 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

Our quarterly operating results may fluctuate significantly and are not necessarily a good indicator of future performance.

Our quarterly operating results have fluctuated in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control. These factors include, but are not limited to:

•	the impact of increasing negative macroeconomic indicators;

•

fluctuations in demand for our products and services, principally due to (i) the changing global economic environment, (ii) increased competition as we have seen in Asia, particularly in China and India, across all product lines and globally with respect to video solutions product lines, (iii) the development of new partnerships, such as the relationships between Tandberg and Cisco Systems and Tandberg and Hewlett-Packard in our video product line, and (iv) increased competition from larger companies like Cisco Systems and Hewlett-Packard;

•	the prices and performance of our products and those of our existing or potential new competitors, which can change rapidly due to technological innovations;

•	the timing, size and mix of the orders for our products;

•	the impact of new product introductions which typically have lower gross margins for a period of time after their introduction;

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

•	the impact of introducing product lines that require a more direct-touch sales model which is expensive;

•	the level and mix of inventory that we hold to meet future demand;

•	fluctuations in the level of international sales and our exposure to the impact of international currency fluctuations on both revenues and expenses;

•	dependence on third party manufacturers, which would include outside development manufacturers, and associated manufacturing costs;

•	the magnitude of any costs that we must incur in the event of a product recall or of costs associated with product warranty claims;

•	the impact of seasonality on our various product lines and geographic regions;

•	the impairment of strategic investments or other assets; and

•	adverse outcomes in intellectual property litigation and other matters and the costs associated with asserting and enforcing our intellectual property portfolio.

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

Economic conditions worldwide have contributed from time to time to slowdowns in the communications and networking industries, as well as have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to these adverse changes in general economic conditions which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior years. Any recurrence of these events could have a similar effect. For example, the recent financial services crisis in the United States and other current negative macroeconomic indicators, such as the predictions of a possible recession in the United States or other economic downturns in global markets, could adversely affect our business.

Difficulties in integrating our acquisitions could adversely impact our business.

Difficulties in integrating past or potential future acquisitions could adversely affect our business.

We have completed a number of acquisitions during our operating history, including our acquisitions of Destiny and SpectraLink in the first quarter of 2007. The process of integrating acquired companies into our operations requires significant resources and is time consuming, expensive and disruptive to our business. For instance, we experienced such disruption in the second quarter of 2007 where our year-over-year revenue growth in our voice business, excluding SpectraLink revenues, was more modest than experienced over the last several years and even declined sequentially by 2%. We believe that such disruption continued to have an ongoing impact for the remainder of 2007 and contributed to our lower than normal sequential growth in the U.S. We have also experienced, and may continue to experience, unique legal, geographic or other issues in connection with the continuing integration of SpectraLink’s Danish subsidiary, KIRK telecom. Failure to achieve the anticipated benefits of these acquisitions, to retain key personnel, or to successfully integrate the operations of these companies could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

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

•	geographic dispersion of operations;

•	interruption of manufacturing operations as we transition an acquired company’s manufacturing to our outsourced manufacturing model;

•	generating marketing demand for an expanded product line;

•	distraction of the existing and acquired sales force during the integration of the companies;

•	the difficulty in leveraging the acquired company’s and our combined technologies and capabilities across all product lines and customer bases; and

•	our inability to retain previous customers or employees of an acquired company.

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

Our failure to successfully implement restructuring plans related to vacant and redundant facilities could adversely impact our business.

We have in the past, and may in the future, as part of acquiring a company, identify redundant facilities, which we would develop a plan to exit as part of the integration of the businesses. For example, as of December 31, 2007 we have a remaining liability in the amount of $2.2 million related to facilities we intend to vacate in connection with our recent acquisition of SpectraLink. This reserve is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

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

The timing of our channel partner orders and product shipments and our ability to reduce expenses quickly can result in harm our operating results.

Our quarterly revenues and operating results depend in large part upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. We are also beginning to experience longer sales cycles in connection with our high end video conferencing solutions sales, which could also increase the level of unpredictability and fluctuation in the timing of orders. Further, depending upon the complexity of these solutions, such as telepresence and some network systems products, and the underlying contractual terms, revenue may not be recognized until the product has been accepted by the end-user, resulting in further revenue unpredictability. Moreover, although we have seen better sales linearity throughout 2006 and 2007, a significant portion of our orders in a given quarter are shipped in the last month of that quarter and sometimes in the last few weeks of the quarter.

Our backlog has fluctuated significantly over our corporate history. While our product backlog has increased in recent years, we typically ship products shortly after receipt of an order. In addition, we believe that backlog levels will continue to fluctuate due to many factors such as the ability of our sales force to generate orders linearly throughout the quarter, our ability to forecast revenue mix and plan our manufacturing capacity, customer request dates, timing of product acceptance where contractually required and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could significantly negatively impact end-user orders, which could in turn negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline in future quarters, even to zero, and we do not believe backlog is a good indicator of future operating results. Any degradation in linearity levels or any failure or delay in the closing of orders during the last part of a quarter would materially harm our operating results. Furthermore, we may be unable to ship products in the period we receive the order due to these or other factors, which could have an adverse impact on our operating results.

Our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, the majority of our audio and video network system orders are received in the last month of a quarter, typically the last few weeks of that quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. Accordingly, if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly, and any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

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

For instance, integrating acquired product offerings with ours has created confusion among our channel partners in the past and may continue to do so in the future. We will need to continue to devote significant resources to educate and train our channel partners about our product offerings. We have recently launched our HDX video conferencing products, our new RMX conferencing platform and have added additional products through the acquisitions of SpectraLink and Destiny which continue to require significant resources and training to educate our channels. Channel confusion could also occur if we do not adequately train or educate the channel on our product families, especially in the cases where we simplify our product offerings by discontinuing one product in order to stimulate growth of a similar product. Ongoing confusion may lead to delays in ordering our products, which would negatively affect our revenues.

Conflicts and competition with our channel partners and strategic partners could hurt sales of our products.

We have various Original Equipment Manufacturer (OEM) agreements with major telecommunications equipment manufacturers, such as Avaya, Cisco Systems and Nortel Networks, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create conflicts with our other channel partners who directly compete with our OEM partners, or could create conflicts among our OEM partners who compete with each other, which could adversely affect revenues from these other channel partners or our OEM partners. Conflicts among our OEM partners could also make continued partnering with these OEM partners increasingly difficult, or our OEM partners, including large competitors such as Cisco Systems, may decide to develop products of their own that compete with ours in the future, which could adversely affect our revenues and results of operations. Because many of our channel partners also sell equipment that competes with our products, these channel partners could devote more attention to these other products which could harm our business. Further, as we move to a more direct-touch sales model, we may alienate some of our channel partners or cause a shift in product sales from our traditional channel model as these traditional relationships evolve over time. Due to these and other factors, channel conflicts could arise which cause channel partners to devote resources to other non Polycom communications equipment, or to offer new products from our new and existing competitors, which would negatively affect our business or results of operations.

Some of our current and future products are directly competitive with the products sold by both our channel and strategic partners. For example, we have an agreement with Cisco Systems under which we ship SoundStation IP conference phones for resale by Cisco Systems. In addition, Cisco Systems sells a network systems product which is in direct competition with our network systems offerings. Also, Cisco Systems has a partnership with Tandberg, one of our major competitors in the video solutions business, pursuant to which Tandberg provides Cisco Systems with technology that is co-branded and sold by Cisco Systems. Cisco Systems has also announced a new high end video conferencing product which is in direct competition with our video conferencing solutions. With our acquisition of SpectraLink, we also compete with Cisco Systems in the WLAN space. As a consequence of conflicts such as these, there is the potential for our channel and strategic partners to compete head-to-head with us and to significantly reduce or eliminate their orders of our products or design our technology out of their products. Further, some of our products are reliant on strategic partnerships with call servers providers and wireless infrastructure providers. These partnerships result in interoperable features between products to deliver a total solution to our mutual end-user customers. Competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies. As an example, we are now competing in the voice-over-IP handset arena through service providers, which may cause our relationships with our IP PBX strategic partners to erode. In addition, due to increasing competition with us for sales of video conferencing equipment, Cisco Systems may decide to terminate its relationship with us to resell our SoundStation IP conference phones or eliminate the interoperability of its wireless access points with our NetLink wireless telephones. Further, our strategic partners may acquire businesses that are competitive with us. Any such strain or acquisition could limit the potential contribution of our strategic relationships to our business, restrict our ability to form strategic relationships with these companies in the future and create additional competitive pressures on us, including downward pressure on our average selling prices, which would result in a decrease in both revenues and gross margins, any of which could harm our business.

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

Our channel partners are eligible to participate in various incentive programs, depending upon their contractual arrangements with us. As part of these arrangements, we have the right to make changes in our programs and launch new programs as business conditions warrant. Further, from time to time, we may make changes to our channel partner contracts. These changes could upset our channel partners to the extent that they could add competitive products to their portfolios, delay advertising or sales of our products, or shift more emphasis to selling our competitors products, if not appropriately handled. There can be no assurance that our channel partners will be receptive to future changes and that we will receive the positive benefits that we are anticipating in making these program and contractual changes.

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

Many of our channel partners that carry multiple Polycom products, and from whom we derive significant revenues, are thinly capitalized. Although we perform ongoing evaluations of the creditworthiness of our channel partners, the failure of these businesses to establish and sustain profitability, obtain financing or adequately fund capital expenditures could have a significant negative effect on our future revenue levels and profitability and our ability to collect our receivables. In addition, economic uncertainty, a downturn in technology spending in the United States and other countries, and the current financial services crisis may restrict the availability of capital which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy. For example, one of our large European distributors filed for bankruptcy in the fourth quarter of 2007.

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

Service providers constitute some of the larger end-user customers of our voice network systems products, and we experience significant quarterly variability in the timing and amount of these orders. The revenues for network systems products from service providers are subject to more variability than network systems product revenues from our channel partners. The loss of any one of these service provider customers for our network systems products, or our failure to adequately maintain or grow the level of network systems-related product sales to service providers, could have a materially adverse impact on our consolidated revenues.

We face risks related to our international operations and sales.

Because of our significant operations in Israel, we are subject to risks associated with the military and political environment in Israel and the Middle East region.

The principal research and development and manufacturing facilities for our network systems products and many of the suppliers for such products are located in Israel. Political, economic and military conditions in Israel and the Middle East region directly affect our network systems group’s operations. A number of armed conflicts have taken place and continue to take place between Israel and its geographic neighbors. As a result, certain of our employees have been called to active military duty, and additional employees may be called to serve in the future. Current and future armed conflicts or political instability in the region may impair our ability to produce and sell our network systems products and could disrupt research or developmental activities. For example, a key supplier’s operations were interrupted and had to be relocated during the second quarter of 2006. This instability could have an adverse impact on our results of operations. Further, the military action in Iraq or other countries in the region perceived as a threat by the United States government could result in additional unrest or cause Israel to be attacked, which would adversely affect our results of operations and harm our business.

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

Although, to date, a substantial majority of our international sales have been denominated in U.S. currency, we expect that a growing number of sales will be denominated in non-U.S. currencies as more international customers request billing in their currency. Commencing in January 2006, we established local currency pricing in the European Union and the United Kingdom whereby we price and invoice our products and services in Euros and British Pounds. In addition, some of our competitors currently invoice in foreign currency, which could be a disadvantage to us in those markets where we do not. Our international operating expenses are denominated in foreign currency. As a result of these factors, we expect our business will be significantly more vulnerable to currency fluctuations, which could adversely impact our results of operations. For instance, particularly in the second quarter of 2006 and third quarter of 2007, our international operating costs increased as a result of the weakness in the U.S. dollar. These currency fluctuations were recorded in other income (expense) in our Consolidated Statements of Operations. We will continue to evaluate whether to, and are likely to decide to, expand the type of products we sell in selected foreign currencies in addition to the Euro and British Pound or may, for specific customer situations, choose to sell our products in foreign currencies, thereby further increasing our foreign exchange risk.

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

Our future success will depend in part on our continued ability to hire, assimilate and retain qualified personnel, including the additional sales personnel we plan to hire in 2008 and the retention of key sales personnel as we move to a more direct-touch sales model. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel. In addition, the success of our planned expansion of our sales force is also dependent upon their ability to achieve certain productivity levels in an acceptable timeframe and any inability to do so could be disruptive to our business and have a material adverse impact on our operating results. For instance, we believe that execution by the sales team in the third quarter of 2007 was adversely impacted by distraction caused in part by the shift to a direct-touch sales model as well as due to the ongoing integration of the SpectraLink operations at that time.

From time to time, we may also decide to replace certain key personnel or make changes in certain senior management positions, particularly as we continue to grow to meet market demands, or make organizational changes such as we did in 2007, when we created the Video Solutions organization, through the combination of our Video and Network Systems divisions. In addition, in January 2008 we reorganized our U.S. sales organization resulting in changes in certain key sales management positions. Such transitions may be disruptive to the affected function and our business, possibly on a longer term basis than we expect, particularly as the reorganized team, many of whom have not worked together previously, learns to work together effectively, and could divert management’s attention from other ongoing business concerns. Further, we may not experience the operating efficiencies in product planning, research, and development or sales productivity that the reorganization is intended to achieve, particularly in light of the current U.S. economic uncertainty.

The loss of key employees, including key employees from our recently acquired companies, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, particularly technical and management, as needed, could harm our business.

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

Our business has grown in recent years through both internal expansion and business acquisitions, including our acquisitions of SpectraLink and Destiny in 2007, and continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. We also may be less able to predict and effectively control our operating expenses due to the growth and increasing complexity of our business. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands placed on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. For instance, in the second quarter of 2008, we plan to begin upgrading our Enterprise Resource Planning (ERP) systems to meet the growing demands of our business which, if such upgrades are not effectively or timely completed, could cause harm to our ongoing business operations. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

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

We subcontract the manufacture of our voice products, including our recently acquired SpectraLink products, and video product lines to Celestica, a third-party contract manufacturer. We use Celestica’s facilities in Thailand, China and Singapore, and should there be any disruption in services due to natural disaster, terrorist acts, quarantines or other disruptions associated with infectious diseases, or other similar events, or economic or political difficulties in any of these countries or Asia or any other reason, such disruption would harm our business and results of operations. Also, Celestica’s facilities are currently the manufacturer for substantially all of these products, which means we are essentially sole-sourced for the manufacturing of such products, and if Celestica experiences an interruption in operations, suffers from capacity constraints, which may include constraints based on production demands from us as we grow our business, or is otherwise unable to meet our current or future production requirements we would experience a delay or inability to ship our products, which would have an immediate negative impact on our revenues. Moreover, any incapacitation of a manufacturing site due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

We have recently transitioned the manufacturing of the products acquired as a result of the SpectraLink acquisition, which products were previously manufactured in Boulder, Colorado and through a third-party contract manufacturer in Mexico, to Celestica in Thailand and Benchmark Electronics in Alabama and Thailand. Although we are in the early stages of this transition, we have experienced delays in the manufacturing and delivery of products to fulfill orders, which adversely impacted our revenues on these products in the fourth quarter of 2007. We may continue to experience such delays and a resulting adverse impact on revenues in future quarters as we ramp production with these third-party contract manufacturers.

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

We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, Delcom, Mitsubishi, Simtrol, Skelmir, SNMP, and Software House, video algorithm protocols from DSP, ATT/LUCENT and Flextronics, Windows software from Microsoft, development source code from Avaya, Cisco Systems, In Focus Systems Inc., Nokia, Nortel Networks, Vocal Technologies Ltd., Wind River, Ingenient and Avistar, audio algorithms from D2, Nortel Networks, Sipro, Telogy and Voiceage, and communication software from Konexx and RADVISION. In addition, certain of our products are developed and manufactured based largely or solely on third-party technology. These third-party software licenses and arrangements may not continue to be available to us on commercially reasonable or competitive terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business and results of operations. Further, if we are unable to obtain necessary technology licenses on commercially reasonable or competitive terms, we could be prohibited from marketing our products, could be forced to market products without certain features, or could incur substantial costs to redesign our products, defend legal actions, or pay damages.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that our internal control over financial reporting was effective as of December 31, 2007, we must continue to monitor and assess our internal control over financial reporting. In addition, our control framework may suffer if we are unable to effectively incorporate SpectraLink’s existing controls that have not yet been integrated into our control structure or to adapt our control framework appropriately as we continue to grow our business. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Changes in existing financial accounting standards or practices may adversely affect our results of operations.

Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, through 2005, we were not required to record stock-based compensation charges to earnings in connection with stock option grants and other stock awards to our employees. However, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), “Share-Based Payment,” which now requires us to record stock-based compensation charges to earnings for employee stock awards. Such charges reduced net income by $16.3 million in 2006 and by $29.9 million in 2007 and will continue to negatively impact our future earnings. In addition, future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense and make such amounts difficult to predict accurately.

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

Our operations are vulnerable to interruption by fire, earthquake, or other natural disaster, quarantines or other disruptions associated with infectious diseases, national catastrophe, terrorist activities, war, ongoing Iraqi disturbances, an attack on Israel, disruptions in our computing and communications infrastructure due to power loss, telecommunications failure, human error, physical or electronic security breaches and computer viruses (which could leave us vulnerable to loss of our intellectual property and disruption of our business activities), and other events beyond our control. We do not have a fully implemented detailed disaster recovery plan. In addition, our business interruption insurance may not be sufficient to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

Our cash flow could fluctuate due to the potential difficulty of collecting our receivables and managing our inventories.

Over the past few years, we initiated significant investments in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our revenues, accounts receivable balances will likely increase as compared to previous years. Although, from time to time, we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepaid discounts, these additional incentives have lowered our profitability. In addition, economic uncertainty or a downturn in technology spending in the United States and other countries may restrict the availability of capital which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy. For example, one of our large European distributors filed for bankruptcy in the fourth quarter of 2007. Either of these conditions would harm our cash flow and days sales outstanding performance. Although in recent quarters our experience in collecting receivables has been good and we expect this trend to continue, there can be no assurance that it will continue.

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

The market price of our common stock has from time to time experienced significant fluctuations. The market price of our common stock may be significantly affected by a variety of factors, including:

•

statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business, including competitors, partners, suppliers or telecommunications industry leaders or relating to us specifically;

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

In addition, the stock market continues to experience price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many high technology companies like us and are often unrelated to the operating performance of the specific companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We are currently headquartered in an approximately 50,000 square foot leased facility in Pleasanton, California. This facility accommodates our executive and administrative operations. Our approximately 86,000 square foot leased facility in San Jose, California houses research and development, manufacturing, marketing, sales and customer support operations for our voice communications business. We lease an approximately 107,000 square foot facility in Andover, Massachusetts, an approximately 32,000 square foot facility in Dayton, Ohio, and an approximately 62,000 square foot facility in Austin, Texas where the majority of our service operations and a portion of our video solutions operations are located. Additional video solutions operations occupy leased space of approximately 49,000 square feet in Petach Tikva, Israel, approximately 64,000 square feet in Westminster, Colorado, as well as 22,000 square feet in Atlanta, Georgia, which is also shared with our installed voice business. We also lease a 119,000 square foot facility in Boulder, Colorado following our acquisition of SpectraLink in March 2007. In addition, we lease space in Burnaby, Canada for the VoIP development operation and in Burlington, Massachusetts for the advanced voice development operations. See Note 9 of Notes to Consolidated Financial Statements.

We lease an approximately 55,000 square foot facility in Tracy, California for our North American and Latin American distribution center. Further, we utilize space at our manufacturing contractor in Thailand and our European distribution contractor in the United Kingdom and Netherlands to provide Asian and European distribution and repair centers, respectively.

Within the U.S., we lease office space, primarily for sales offices in various metropolitan locations, including Atlanta, Georgia; Chicago, Illinois; Herndon, Virginia; Irvine, California; New York, New York; and Dallas, Texas. Outside of the U.S, we lease offices in several countries, including Argentina, Australia, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Israel, Japan, Korea, Mexico, Netherlands, Peru, Singapore, Spain, Switzerland, Thailand and the United Kingdom. Our facilities are leased pursuant to agreements that expire beginning in 2008 and extend out to 2017.

We believe that our current facilities are adequate to meet our needs for the foreseeable future and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of February 29, 2008, are as follows:

Name	Age	Position(s)
Robert C. Hagerty*	56	Chairman of the Board, Chief Executive Officer and President
Michael R. Kourey*	48	Senior Vice President, Finance and Administration, Chief Financial Officer and Director
Geno J. Alissi	58	Senior Vice President and General Manager, Polycom Global Services
Sunil K. Bhalla	51	Senior Vice President and General Manager, Voice Communications
Sayed M. Darwish	42	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Laura J. Durr	47	Vice President, Worldwide Controller and Principal Accounting Officer
David R. Phillips	53	Senior Vice President, Worldwide Sales
Joseph A. Sigrist	46	Senior Vice President and General Manager, Video Solutions

*	Member of the Board of Directors.

Mr. Hagerty joined us in January 1997 as our President and Chief Operating Officer and as a member of our Board of Directors. In July 1998, Mr. Hagerty was named Chief Executive Officer. In March 2000, Mr. Hagerty was named Chairman of the Board. Prior to joining us, Mr. Hagerty served as President of Stylus Assets, Ltd., a developer of software and hardware products for fax, document management and Internet communications. He also held several key management positions with Logitech, Inc., including Operating Committee Member to the Office of the President, and Senior Vice President/General Manager of Logitech’s retail division and worldwide operations. In addition, Mr. Hagerty’s career history includes positions as Vice President, High Performance Products for Conner Peripherals and key management positions at Signal Corporation and Digital Equipment Corporation. Mr. Hagerty currently serves as a member of the Board of Directors of Palm, Inc. Mr. Hagerty holds a B.S. in Operations Research and Industrial Engineering from the University of Massachusetts, and an M.A. in Management from St. Mary’s College of California.

Mr. Kourey has served as our Senior Vice President, Finance and Administration since January 1999 and as our Chief Financial Officer since January 1995. In addition, Mr. Kourey has been one of our directors since January 1999. He also served as Vice President, Finance and Administration from January 1995 to January 1999, Vice President, Finance and Operations from July 1991 to January 1995, Secretary from June 1993 to May 2003 and Treasurer from May 2003 to May 2004. Mr. Kourey currently serves as a member of the Board of Directors of Aruba Networks, Inc. and Riverbed Technology, Inc. and serves on the Advisory Board of the Business School at Santa Clara University. Prior to joining us, he was Vice President, Operations of Verilink Corporation. Mr. Kourey holds a B.S. in Managerial Economics from the University of California, Davis, and an M.B.A. from Santa Clara University.

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

Mr. Darwish joined us in August 2005 as our Vice President, General Counsel and Secretary. Mr. Darwish was promoted to Senior Vice President, General Counsel and Secretary in July 2007 and served in that capacity until being promoted to his current position as Senior Vice President, Chief Administrative Officer and General Counsel and Secretary in January 2008. Prior to joining Polycom, from December 2003 to August 2005, Mr. Darwish served in various legal positions at EMC Corporation, ultimately as Vice President and General Counsel for EMC Corporation’s Software Group after EMC’s acquisition of Documentum, Inc., where he served as Vice President, General Counsel and Secretary from July 2000 to December 2003. Prior to that, Mr. Darwish served as Vice President and General Counsel for Luna Information Systems, served in various positions, including as General Counsel and Vice President, Legal and HR, for Forté Software, Inc. through its acquisition by Sun Microsystems, Inc., served as Corporate Counsel at Oracle Corporation, and was an associate in the law firm of Brobeck, Phleger & Harrison. Mr. Darwish is a graduate of the University of San Francisco School of Law, J.D. cum laude, and holds a B.S. in Mathematics and a B.A. in Economics from the University of Illinois, Urbana.

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

Mr. Sigrist joined us in April 2006 as Senior Vice President and General Manager, Network Systems and became Senior Vice President and General Manager, Video Solutions in July 2007. Before joining us, Mr. Sigrist was Chief Executive Officer of Hammerhead Systems, a networking startup, from April 2003 to December 2004. From July 1999 to February 2003, Mr. Sigrist was the President and General Manager of the Edge Access Systems division of Lucent Technologies, Inc. after Lucent’s acquisition of Ascend Communications in July 1999. Mr. Sigrist holds a B.S. in Mechanical Engineering and an M.B.A. from Santa Clara University.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol PLCM. The following table presents the high and low sale prices for our common stock for the periods indicated.

	High	Low
Year Ended December 31, 2006:
First Quarter	$22.33	$15.13
Second Quarter	23.05	19.92
Third Quarter	25.24	19.77
Fourth Quarter	32.07	24.13
Year Ended December 31, 2007:
First Quarter	$36.61	$29.25
Second Quarter	34.82	30.03
Third Quarter	36.25	25.45
Fourth Quarter	29.70	22.81
Year Ending December 31, 2008:
First Quarter (through February 15, 2008)	$27.72	$20.56

On February 15, 2008, the last reported sale price of our common stock as reported on the NASDAQ Global Select Market was $22.80 per share. As of December 31, 2007, there were approximately 1,628 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock and do not anticipate, at this time, paying any cash dividends on our capital stock in the near future. We currently intend to retain any future earnings for use in our business, future acquisitions or future purchases of our common stock.

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity during the fourth quarter ended December 31, 2007:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
10/01/07 to 10/31/07	399,000	$28.60	399,000	$178,606,000
11/01/07 to 11/30/07	1,451,082	$26.67	1,447,143	$140,017,000
12/01/07 to 12/31/07	—	—	—	$140,017,000

Total	1,850,082	$27.08	1,846,143

(1)	Includes 3,939 of shares repurchased in November 2007 to satisfy tax withholding obligations as a result of the vesting of shares of restricted stock.
(2)

On August 9, 2005, the Company announced that the Board of Directors had approved a share repurchase plan, pursuant to which it would purchase shares of the Company’s common stock with an aggregate value of up to $250 million in the open market from time to time (“2005 share repurchase plan”). In addition, on May 7, 2007, the Company announced that the Board of Directors had extended its existing program by approving an additional share repurchase program to purchase up to $250 million of its common stock (“2007 share repurchase plan”). During the three and twelve months ended December 31, 2007, the Company repurchased 1.8 million and 4.3 million shares of common stock in the open market for cash of $50.0 million and $125.7 million, respectively. As of December 31, 2007, all of the share repurchases authorized under the 2005 share repurchase plan had been completed, and the Company was authorized to purchase up to an additional $140.0 million of shares in the open market under the 2007 share repurchase plan. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2007 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized.

Stock Performance Graph

The performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Polycom under the Securities Act of 1933, as amended, or the Exchange Act.

The stock price performance graph depicted below reflects a comparison of the cumulative total return (change in stock price plus reinvestment dividends) of the Company’s Common Stock with the cumulative total returns of the Nasdaq Composite Index and the Morgan Stanley High Technology Index. The performance graph covers the period from December 31, 2002 through the fiscal year ended December 31, 2007.

The graph assumes that $100 was invested on December 31, 2002, in the Company’s Common Stock or in each index and that all dividends were reinvested. No cash dividends have been declared on the Company’s Common Stock.

(1)	The stock price performance shown on the graph is not indicative of future price performance. Information used in the graph was obtained from a third party investment research firm, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Product revenues	$806,482	$600,703	$511,462	$483,535	$381,439
Service revenues	123,426	81,682	69,197	56,717	38,984

Total revenues	929,908	682,385	580,659	540,252	420,423

Cost of revenues
Cost of product revenues	322,988	218,810	179,837	161,619	137,685
Cost of service revenues	61,599	43,114	39,680	37,092	27,892

Total cost of revenues	384,587	261,924	219,517	198,711	165,577

Gross profit	545,321	420,461	361,142	341,541	254,846

Operating expenses
Sales and marketing	242,510	169,828	142,719	120,699	101,884
Research and development	139,011	114,331	91,479	92,076	72,638
General and administrative	60,994	45,410	35,631	36,942	31,334
Acquisition-related costs	4,258	161	351	1,394	386
Purchased in-process research and development	9,400	—	300	4,600	—
Amortization of purchased intangibles	11,546	7,452	8,790	20,521	17,591
Restructure costs	410	2,410	633	1,387	5,029
Litigation reserves and payments	—	—	(93)	20,951	—

Total operating expenses	468,129	339,592	279,810	298,570	228,862

Operating income	77,192	80,869	81,332	42,971	25,984
Interest income, net	18,646	21,164	12,848	7,279	8,451
Gain (loss) on strategic investments	(7,400)	176	2,908	(12)	(737)
Other income (expense), net	(738)	540	(5)	(1,330)	(1,774)

Income from continuing operations before provision for income taxes	87,700	102,749	97,083	48,908	31,924
Provision for income taxes	24,819	30,825	34,722	14,332	8,958
Income from continuing operations	62,881	71,924	62,361	34,576	22,966
Gain (loss) from discontinued operations, net of taxes	—	—	—	296	(695)
Gain from sale of discontinued operations, net of taxes	—	—	384	477	552

Net income	$62,881	$71,924	$62,745	$35,349	$22,823

Basic net income per share:
Income per share from continuing operations	$0.69	$0.81	$0.66	$0.36	$0.23
Income (loss) per share from discontinued operations, net of taxes	—	—	—	—	(0.01)
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—	0.01

Basic net income per share	$0.69	$0.81	$0.66	$0.36	$0.23

Diluted net income per share:
Income per share from continuing operations	$0.67	$0.80	$0.65	$0.35	$0.23
Income (loss) per share from discontinued operations, net of taxes	—	—	—	—	(0.01)
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—	0.01

Diluted net income per share	$0.67	$0.80	$0.65	$0.35	$0.23

Weighted average shares outstanding for basic net income per share	90,878	88,419	95,691	99,334	99,244
Weighted average shares outstanding for diluted net income per share	94,391	90,373	97,014	102,018	100,752

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$342,223	$473,713	$277,462	$214,340	$228,265
Working capital	400,807	426,094	246,240	171,303	194,015
Total assets	1,321,938	1,190,015	1,071,400	1,154,641	1,103,790
Total long-term obligations	80,890	29,412	23,033	15,874	32,519
Total stockholders’ equity	1,023,994	946,720	856,869	964,614	929,279

Note that the results of operations in 2007 and 2006 include stock-compensation expense under SFAS 123R, while prior periods do not. Our results of operations include the results of acquisitions from their acquisition dates, including SpectraLink since March 26, 2007, Destiny since January 5, 2007, DSTMedia since August 25, 2005 and Voyant since January 5, 2004.

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

Overview

We are a leading global provider of high-quality, easy-to-use communications solutions that enable enterprise and public sector customers to more effectively collaborate over distance, time zones and organizational boundaries. Our solutions are built on architectures that enable unified voice, video and content communications. Our offerings are organized in three segments: Video Solutions, Voice Communications and Services.

The shift from circuit-switched telephony networks to Internet Protocol (IP) based networks continues to be a significant driver for Polycom’s collaborative communications markets and for our business. High Definition (HD) voice, video and content is another key driver for Polycom. This significant improvement in quality is enabling telepresence and other communications models that approximate in-person communications. Strategically, Polycom is investing most of its research, development, sales and marketing efforts into delivering a superior IP-based, HD collaborative communications solution, using Polycom proprietary technology in the evolving, standards-based IP communications environment. Our goal is to deliver best-of-breed HD collaborative communications solutions that integrate into any enterprise call management system or instant message environment.

On January 5, 2007, we completed our acquisition of Destiny Conferencing Corporation, or Destiny. Destiny designed and manufactured immersive telepresence solutions. Polycom incorporated Destiny’s products into its RPX telepresence offering prior to the acquisition under the terms of an OEM Distribution Agreement between the companies. In addition, these products became the foundation for our recently announced TPX telepresence offering. As a result of the acquisition, we now own several patents core to telepresence, a rapidly-emerging market driven by the need for dispersed people to communicate as if they are all in the same room. Destiny’s results of operations are included in our results of operations as part of our Video Solutions and Services segments from January 5, 2007, the date of acquisition.

On March 26, 2007, we completed our acquisition of SpectraLink Corporation. SpectraLink designs, manufactures and sells on-premises wireless telephone products to customers worldwide that complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink wireless telephone products increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace. We believe that the SpectraLink acquisition will position us as the only independent provider of both fixed and mobile solutions that seamlessly encompass voice, video and data collaboration solutions from the desktop, to the meeting room, to the mobile individual. SpectraLink’s results of operations are included in our results of operations as part of our Voice Communications and Services segments from March 26, 2007, the date of acquisition.

See Notes 2, 3 and 4 of Notes to Consolidated Financial Statements for further information on our acquisitions and related costs and charges.

Revenues were $929.9 million in 2007 as compared to $682.4 million in 2006. Revenues from wireless voice products acquired in the SpectraLink acquisition accounted for approximately $113.5 million of the year over year increase. The remaining increase in revenues primarily reflects increased sales volumes of our video and voice communications products and, to a lesser extent, increases in service revenues. Network systems product revenues were essentially flat in 2007 compared to 2006. Gross margins and operating margins decreased in 2007 over 2006 primarily as a result of acquisition-related charges related to the SpectraLink and Destiny acquisitions, such as amortization of purchased intangibles, increased stock-based compensation and decreased margins on our Voice Communications products due to a shift in product mix towards lower margin VoIP and wireless products. These effects were partially offset by increased margins on our Services revenues. During 2007, we generated approximately $149.5 million in cash flow from operating activities, which after the impact of other investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $36.8 million net decrease in our total cash and cash equivalents.

Our Video Solutions, Voice Communications and Services segments accounted for 53%, 34% and 13%, respectively, of our revenues in 2007. See Note 14 of Notes to Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin, segment inventory and revenue by geography.

The discussion of results of operations at the consolidated level is followed by a discussion of results of operations by segment for the three years ended December 31, 2007.

Results of Operations for the Three Years Ended December 31, 2007

The following table sets forth, as a percentage of total revenues (unless indicated otherwise), consolidated statements of operations data for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
Revenues
Product revenues	87%	88%	88%
Service revenues	13%	12%	12%

Total revenues	100%	100%	100%
Cost of revenues
Cost of product revenues as % of product revenues	40%	36%	35%
Cost of service revenues as % of service revenues	50%	53%	57%

Total cost of revenues	41%	38%	38%

Gross profit	59%	62%	62%

Operating expenses
Sales and marketing	26%	25%	25%
Research and development	15%	17%	16%
General and administrative	7%	7%	6%
Acquisition-related costs	0%	0%	0%
Purchased in-process research and development	1%	0%	0%
Amortization and impairment of purchased intangibles	1%	1%	1%
Restructure costs	0%	0%	0%
Litigation reserves and payments	0%	0%	0%

Total operating expenses	50%	50%	48%

Operating income	8%	12%	14%
Interest income, net	2%	3%	2%
Gain (loss) on strategic investments	(1)%	0%	1%
Other income (expense), net	0%	0%	0%

Income before provision for income taxes	9%	15%	17%
Provision for income taxes	2%	4%	6%

Net income	7%	11%	11%

Revenues

	Year Ended December 31,			Increase From Prior Year
$ in thousands	2007	2006	2005	2007	2006
Video Solutions	$493,279	$412,699	$372,634	20%	11%
Voice Communications	$313,202	$188,004	$138,828	67%	35%
Services	$123,427	$81,682	$69,197	51%	18%

Total Revenues	$929,908	$682,385	$580,659	36%	18%

Total revenues for 2007 were $929.9 million, an increase of $247.5 million, or 36%, over 2006. Revenues from our wireless voice products acquired in the SpectraLink acquisition accounted for approximately $113.5 million of the year over year increase. The remaining increase in revenues primarily reflects increased sales volumes of our video and voice communications products and, to a lesser extent, an increase in service revenues. Network systems product revenues were essentially flat.

Video Solutions segment revenues include revenues from sales of our video communications and network systems product lines. Revenue from video communications products increased to $408.3 million for 2007 from $327.5 million in 2006, a 25% increase, primarily due to an increase in sales volumes and average selling prices of our group video products, which consisted primarily of our VSX and HDX product families. Revenues from our network systems products for 2007 were $85.0 million, essentially flat compared to 2006 revenues of $85.2 million, due primarily to increases in revenues from our video network systems and software product sales being substantially offset by decreases in our voice network system revenues. Network system product revenues were impacted by a decrease in video network system average selling prices, due in part to increased competition. Voice Communications product revenues increased primarily as a result of revenues from our wireless voice products acquired in the SpectraLink acquisition, as well as increases in sales volumes of our Voice-over-IP and circuit switched products. Services revenues increased primarily due to increases in voice-related services as a result of the acquired SpectraLink product lines, as well as increased video-related services and video network system services.

Total revenues for 2006 were $682.4 million, an increase of $101.7 million, or 18%, over 2005. The increase was due to increased sales volumes of our voice and video communications products, and to a lesser extent, increases in service revenues. These increases were partially offset by a decrease in network systems revenues.

Video Solutions segment revenues include revenues from sales of our video communications and network systems product lines. Video communications product revenues increased to $327.5 million for 2006 from $278.4 million in 2005, an 18% increase, primarily due to an increase in sales volumes and average selling prices of our group video products, which consisted primarily of our VSX product family. Revenues from our network systems products for 2006 decreased 10% over 2005 from $94.2 million to $85.2 million, due primarily to decreased video and voice network systems revenues, which were partially offset by increases in revenues from our network systems software products. Network System revenues were impacted by a decrease in video network system average selling prices, due in part to increased competition. Voice Communications segment revenues increased primarily as a result of increased sales volumes of our Voice-over-IP products and circuit switched products, and to a lesser extent, increases in sales volumes of our installed voice products. Services revenues increased primarily due to increased video-related services and video network system services.

International sales defined as revenues outside of Canada and the U.S., accounted for 44%, 43% and 41% of total revenues for 2007, 2006 and 2005, respectively. On a regional basis, North America, Europe, Asia Pacific and Latin America accounted for 56%, 24%, 17% and 3%, respectively, of our total 2007 revenues. North America, Europe, Asia Pacific and Latin America revenues increased 35%, 44%, 31% and 40%, respectively, in 2007 over 2006. Excluding SpectraLink revenues, North America and Europe increased 13% and 24%, respectively, in 2007 over 2006. Asia Pacific and Latin America were not significantly impacted by SpectraLink revenues in 2007. Revenues in North America, Europe, Asia Pacific and Latin America increased in 2007 over 2006 primarily as a result of an increase in video and voice communication product revenues, and to a lesser extent, increased services and network systems revenues.

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

In 2007, no one customer accounted for more than 10% of our total net revenues or of our Video Solutions, Voice Communications or Services segment revenues. In 2006, one channel partner accounted for 10% of our total net revenues and of our Video Solutions segment revenues. No one customer accounted for more than 10% of our Voice Communications or Services segment revenues in 2006. In 2005, no one customer accounted for more than 10% of our total net revenues or our Video Solutions or Services segment revenues; however, one channel partner accounted for 11% of our Voice Communications segment revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period. We also sell our voice network systems directly to end-users and the revenues in the Video Solutions segment from end-users are subject to more variability than our revenues from our reseller customers.

We typically ship products within a short time after we receive an order and, therefore, backlog has not been a good indicator of future revenues. As of December 31, 2007, we had $57.7 million of order backlog as compared to $40.4 million at December 31, 2006. We include in backlog open product orders which we expect to ship or services which we expect to bill and record revenue for in the following quarter. Once billed, unrecorded service revenue is included in deferred revenue. We believe that the current level of backlog will continue to fluctuate primarily as a result of the level and timing of orders received and customer delivery dates requested outside of the quarter. The level of backlog at any given time is also dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based in part on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline from current levels.

Cost of Revenues and Gross Margins

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2007	2006	2005	2007		2006
Product Cost of Revenues	$322,988	$218,810	$179,837	48%		22%
% of Product Revenues	40%	36%	35%	4	pts	1	pt
Product Gross Margins	60%	64%	65%	(4	)pts	(1	)pt
Service Cost of Revenues	$61,599	$43,114	$39,680	43%		9%
% of Service Revenues	50%	53%	57%	(3	)pts	(4	)pts
Service Gross Margins	50%	47%	43%	3	pts	4	pts
Total Cost of Revenues	$384,587	$261,924	$219,517	47%		19%
% of Total Revenues	41%	38%	38%	3	pts	—
Total Gross Margin	59%	62%	62%	(3	)pts	—

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization and impairment of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included charges for stock-based compensation of $2.7 million and $1.5 million for the years ended December 31, 2007 and 2006, respectively. The comparable 2005 period does not include any charges for stock-based compensation. Generally, Video Solutions segment products have a higher gross margin than products in our Voice Communications segment.

Overall, product gross margins decreased by 4 percentage points in 2007 as compared to 2006 which is due in part to the amortization of core and existing technology purchased intangibles as a result of our recent acquisitions and increased stock-based compensation costs. In addition, cost of product revenues increased as a result of the write-up of inventory to its fair value at the time of the acquisitions. These increased costs, which are not allocated to our segments, accounted for approximately 2 percentage points of the decrease in gross margin in 2007. Excluding these unallocated costs, gross margins decreased in both our Video Solutions and Voice Communications segments in 2007 versus the comparable 2006 period. The fluctuation in these segments’ gross margin was primarily due to changes in product mix. Our Voice-over-IP handset products and the wireless products we acquired from SpectraLink have a lower gross margin than the consolidated gross margin of our other voice communications products which resulted in lower gross margins during 2007, and depending upon the product mix could result in lower Voice Communications gross margins in the future. Our gross margins on our wireless products were also negatively impacted by changes in our distribution model whereby we transitioned certain direct customers and resellers to purchase from our distributors and this may continue. The decrease in gross margins in our Video Solutions segment was primarily due to decreased margins on our video network systems as a result of decreased average selling prices, substantially offset by higher gross margins on our group video systems.

Overall, product gross margins decreased by 1 percentage point in 2006 as compared to 2005 as a result of decreased margins in Voice Communications segment, partially offset by increased margins in Video Solutions. The decrease in Voice Communications was due to a shift in product mix toward lower margin Voice-over-IP desktop products, as well as increased expenses related to stock-based compensation and additional reserves for excess and obsolete inventories. The increase in Video Solutions gross margins was due to increased average selling prices due to product mix and the fact that the first year of service is no longer bundled in the product price, which was partially offset by increased expenses related to stock-based compensation and additional reserves for excess and obsolete inventories. Effective July 1, 2006, we began to separately charge for the initial year of service for our video conferencing products rather than charging one combined price for the product and service. As a result, we are no longer required to defer a portion of the product revenues to cover the first year of service. This increase was partially offset by lower gross margins in both video network systems and network systems software as a result of decreased average selling prices and higher expenses related to stock-based compensation. This was partially offset by increased margins in voice network systems due to the higher software content of these products, which results in higher gross margins.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our product gross margins. Cost of service revenues and service gross margins included charges for stock-based compensation of $3.4 million and $1.7 million for the years ended December 31, 2007 and 2006, respectively. The comparable 2005 period does not include any charges for stock-based compensation.

Overall, service gross margins increased in 2007 over 2006 as a result of revenues increasing at a faster pace than related service costs, as well as a shift in mix of services revenues toward higher margin video maintenance revenues. This was offset partially by increased expenses related to stock-based compensation.

Overall, service gross margins increased in 2006 over 2005 as a result of revenues increasing at a faster pace than related service costs, as well as a shift in mix of services revenues toward higher margin video maintenance revenues. Service gross margins were also favorably impacted by the amortization of deferred revenue associated with the first year of service on our VSX products that was included in the product price through June 30, 2006 and amortized over the twelve month period following shipment. These factors were offset partially by increased expenses related to stock-based compensation.

General Comments

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

In addition, cost variances associated with the manufacturing ramp of new products, or the write-off of initial inventory purchases due to product launch delays or the lack of market acceptance of our new products could occur, which would increase our cost of revenues as a percentage of revenues. Further, new products typically have lower gross margins for a period of time after their introduction and we’ve recently launched a number of new products and new products are becoming an increasing percentage of our revenues. For example, our HD video products, which generate higher gross profit dollars than our other non-HD video products due to higher average selling prices, may result in a lower overall gross margin percentage for an extended period of time after their introduction depending upon the mix of products sold during the period. In addition to the uncertainties listed above, cost of revenues as a percentage of revenues may increase due to a change in our mix of distribution channels and the mix of international versus North American revenues. Cost of revenues will also increase in 2008 over the 2007 levels as a result of increased compensation charges due to additional headcount and annual merit increases and incentive accruals.

Sales and Marketing Expenses

	Year Ended December 31,			Increase From Prior Year
$ in thousands	2007	2006	2005	2007		2006
Expenses	$242,510	$169,828	$142,719	43%		19%
% of Total Revenues	26%	25%	25%	1	pt	—

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation of $12.7 million and $6.8 million for the years ended December 31, 2007 and 2006, respectively. The comparable 2005 period does not include any charges for stock-based compensation.

Sales and marketing expense as a percentage of revenue increased by 1 percentage point in 2007 as compared to 2006. The increase in sales and marketing expense in absolute dollars and as a percentage of revenues in 2007 over 2006 was due primarily to an increase in sales commissions and co-op marketing charges as a result of increased revenues, increases in our sales and marketing headcount due to our acquisition of SpectraLink and the expansion of our sales and marketing efforts, as well as increased compensation charges due to incentive compensation costs and stock-based compensation expense.

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

We expect to continue to increase our sales and marketing expenses in absolute dollar amounts and as a percentage of revenue as we continue to increase our sales coverage across all our markets, including emerging markets and key vertical markets, through the hiring of additional sales personnel and additional marketing programs in order to capitalize on the demand for high definition products, to sell and market the additional product offerings we anticipate as a result of our strategic partnerships and to increase revenues of our WLAN products we acquired in the SpectraLink acquisition. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we market new products and also depending upon the timing of trade shows. Sales and marketing expenses may also fluctuate due to increased international expenses and the impact of changes in foreign currency exchange rates. In addition, sales and marketing expenses will increase in 2008 over the 2007 levels as a result of increased compensation charges due to annual merit increases and incentive accruals, and to a lesser extent, increases in stock-based compensation expense.

Research and Development Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2007	2006	2005	2007		2006
Expenses	$139,011	$114,331	$91,479	22%		25%
% of Total Revenues	15%	17%	16%	(2	) pts	1	pt

Research and development expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development expenses included charges for stock-based compensation of $12.5 million and $7.3 million for the years ended December 31, 2007 and 2006, respectively. The comparable 2005 period does not include any charges for stock-based compensation.

Research and development expenses as a percentage of revenue decreased for 2007 as compared to 2006, primarily due to spending increasing by 22% in 2007 over 2006 as compared to revenues increasing 36% in 2007 over 2006. The increase in absolute dollars in 2007 as compared to 2006 was due to planned increases in program development expenses to support increased investment in new product initiatives, such as our High Definition video and voice products and enhancements to our network systems products, as well as increased compensation charges related to increased headcount due to our acquisition of SpectraLink, incentive accruals and stock-based compensation expense. Research and development expenses increased in 2007 as compared to 2006 in both our Video Solutions and Voice Communications segments.

Research and development expenses as a percentage of revenue increased for 2006 as compared to 2005, primarily due to spending increasing by 25% in 2006 over 2005 as compared to revenues increasing 18% in 2006 over 2005. The increase in absolute dollars in 2006 as compared to 2005 was due to planned headcount increases and program development expenses to support increased investment in new product initiatives, such as our high definition video and voice products and next generation network systems products, as well as increased compensation charges related to annual merit increases, incentive accruals and stock-based compensation expense. Research and development expenses increased in 2006 as compared to 2005 in both our Video Solutions and Voice Communications segments.

We are currently investing research and development resources to enhance and upgrade the products that comprise our unified collaboration communications solutions, which encompass products and services in all three segments, including enhancements to our existing network systems products, products that address the high definition video conferencing market and additional voice-over-IP products. We also plan to make incremental investments in research and development in WLAN to broaden the enterprise wide application for the SpectraLink products. In addition, we are investing research and development resources across all segments to support our strategic partnerships. With the recent formation of our Video Solutions division, we anticipate committing a greater proportion of our research and development expenses toward enhancing the integration and interoperability of our entire video solutions product suite.

We believe that technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. We expect that research and development expenses will increase in absolute dollars in 2008 over 2007 but will decrease as a percentage of revenues. In addition, research and development expenses will increase in 2008 over the 2007 levels as a result of increased compensation charges due to annual merit increases and incentive accruals, and to a lesser extent, increases in stock-based compensation expense.

General and Administrative Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2007	2006	2005	2007	2006
Expenses	$60,994	$45,410	$35,631	34%	27%
% of Total Revenues	7%	7%	6%	—	1	pt

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation of $10.5 million and $6.0 million for the years ended December 31, 2007 and 2006, respectively. The comparable 2005 period does not include any charges for stock-based compensation.

As a percentage of revenues, general and administrative expenses remained flat in 2007, as compared to 2006. The increase in spending in absolute dollars in general and administrative in 2007 over 2006 was primarily due to increased compensation charges related to increased headcount from our SpectraLink acquisition, increased incentive accruals and stock-based compensation expense, as well as increased legal and project-related outside services costs. In 2007, the increase in compensation charges, including stock compensation costs, accounted for $8.9 million of the increase, legal and outside services accounted for $3.7 million of the increase and increases in infrastructure costs accounted for $0.6 million of the increase. The remaining changes are related to numerous smaller items.

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

Significant future charges due to costs associated with litigation, or uncollectibility of our receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded. Additionally, predicting the timing of litigation and bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors. General and administrative expenses will increase in the first quarter of 2008 as a result of the fee arrangement we have with outside legal counsel that represented us in our litigation against Codian, pursuant to which we owe additional legal fees based upon the favorable outcome that was achieved in the first quarter of 2008. We believe that our general and administrative expenses will also likely continue to increase in absolute dollar amounts in the future primarily as a result of expansion of our administrative staff, investments in enhancements to our financial and operating systems and other costs related to supporting a larger company, increased costs associated with regulatory requirements, and our continued investments in international regions. In addition, general and administrative expenses will increase in 2008 over the 2007 levels as a result of increased compensation charges due to annual merit increases and incentive accruals, and to a lesser extent, increases in stock-based compensation expense.

Acquisition Related Integration Costs

We recorded charges to operations of $4.3 million in 2007, $0.2 million in 2006 and $0.4 million in 2005 for acquisition-related integration costs. These charges primarily include outside financial advisory, accounting, legal and consulting fees and other costs directly related to integrating acquired companies. The 2007 charges primarily related to professional services costs to integrate SpectraLink, which we acquired in March 2007, and to a lesser extent Destiny, which we acquired in January 2007. The charges in 2006 and 2005 primarily related to professional services costs to integrate DSTMedia, which we acquired in August 2005.

We expect to continue to incur additional costs related to the integration of SpectraLink in 2008. If we acquire additional businesses in the future, we may incur material acquisition expenses related to these transactions.

Purchased In-process Research and Development

In 2007 and 2005, we recorded charges totaling $9.4 million and $0.3 million for in-process research and development acquired as part of our acquisitions of SpectraLink and DSTMedia, respectively. There were no such charges in 2006. The research and development acquired as part of the SpectraLink acquisition related primarily to projects associated with enhancements and upgrades to the functionality and performance of the Link, NetLink and DECT products. The amount allocated to purchased in-process research and development was determined by management after considering, among other factors, established valuation techniques in the high-technology communications industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for these in-process research and development projects as of the acquisition date. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and in-process research and development for SpectraLink and DSTMedia. The estimated net free cash flows generated by the in-process research and development projects were discounted at rates ranging from 15% to 16% for SpectraLink and 22% for DSTMedia in relation to the stage of completion and the technical risks associated with achieving technology feasibility.

The key assumptions used in valuing the SpectraLink in-process research and development primarily consisted of an expected completion date for the in-process projects, which ranged in stages of completion from 36% to 92% and were expected to be completed over the next 10 to 12 months; estimated costs to complete the projects of approximately $1.4 million; revenue and expense projections and discount rates based on the risks associated with the development lifecycle of the in-process technology acquired. At December 31, 2007, all significant in process research and development projects had been completed.

Amortization and Impairment of Purchased Intangibles

In 2007, 2006 and 2005, we recorded $11.5 million, $7.5 million and $8.8 million, respectively, for amortization and impairment of purchased intangibles acquired in our acquisitions. In addition to the amounts recorded as operating expenses in 2007, we recorded amortization totaling $10.9 million related to certain technology intangibles in cost of product revenues. Purchased intangible assets are being amortized to expense over their estimated useful lives, which range from two to eight years. In 2007, 2006 and 2005, $3.6 million, $1.4 million and $1.9 million, respectively, of the total operating expense related to the impairment of certain intangibles that we acquired in the Voyant acquisition.

The increase in absolute dollars in 2007 as compared to 2006 was primarily due to the purchased intangibles from the SpectraLink and Destiny acquisitions in early 2007, partially offset by decreases related to certain purchased intangibles related to the Voyant acquisition becoming fully amortized as of December 31, 2006. The decrease in absolute dollars in 2006 as compared to 2005 was primarily due to the purchased intangibles related to the MeetU acquisition becoming fully amortized in 2005, and the impairment of certain intangibles from the Voyant acquisition at the end of 2005 which reduced the 2006 amortization. These decreases were only partially offset by the addition of purchased intangibles related to the DSTMedia acquisition in August of 2005.

We evaluate our purchased intangibles for possible impairment on an ongoing basis. When impairment indicators exist, we perform an assessment to determine if the intangible asset has been impaired and to what extent. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists, and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. Based on the results of the 2007, 2006 and 2005 impairment assessments, we determined that certain purchased intangible assets acquired as part of the Voyant acquisition had been impaired as of the respective year end periods, and we recorded impairment charges of approximately $3.6 million, $1.4 million and $1.9 million in 2007, 2006 and 2005, respectively. In 2007 and 2006, these assets were written down as a result of a decline in the projected future cash flows from future products that will utilize the technology acquired in the acquisition. In 2005, these assets were written down as a result of a decline in the projected future cash flows from the OCI product line due to its announced discontinuance in the fourth quarter of 2005. At December 31, 2007, the carrying value of our purchased intangibles was $86.4 million.

Restructure Costs

In 2007, 2006 and 2005, we recorded $0.4 million, $2.4 million and $0.6 million, respectively, related to restructuring actions which resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams. In 2007, these actions primarily related to the reorganization of our video and network systems divisions into one combined business unit, the Video Solutions Group, and the elimination of certain executive positions. In 2006, these actions included the relocation of our Asia Pacific headquarters from Hong Kong to Singapore, as well as elimination of certain other sales and administrative functions. These actions affected less than three percent of our global workforce. In 2005, these actions included reductions or relocation of certain positions throughout the Company, primarily in sales and administrative functions, and affected less than one percent of our global workforce. See Note 6 of Notes to Consolidated Financial Statements for further information on restructure costs.

Subsequent to December 31, 2007, severance packages for the executives impacted in the 2007 restructuring actions were renegotiated, and their employment terminated on January 9, 2008. The revised total charges expected to be incurred related to these actions is $1.8 million, all of which will be paid prior to March 31, 2008. Of these total charges, the remaining $1.6 million will be expensed in the quarter ending March 31, 2008.

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

Interest Income, Net

Interest income, net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts. Interest income, net of interest expense, was $18.6 million in 2007, $21.2 million in 2006 and $12.8 million in 2005.

Interest income decreased in 2007 over 2006 primarily due to lower average cash and investment balances as a result of the net cash paid for our acquisitions of SpectraLink and Destiny in the first quarter of 2007, as well as due to our stock repurchase activity in 2007. This was partially offset by higher average investment returns. Average interest rate returns on our cash and investments were 5.14% in 2007, compared to 4.61% in 2006.

Interest income increased in 2006 over 2005 primarily due to higher average investment returns, partially offset by lower average cash and investment balances due to our stock repurchase activity in 2006. Average interest rate returns on our cash and investments were 4.61% in 2006, compared to 2.80% in 2005.

Interest income, net will likely fluctuate in 2008 due to movement in our cash balances and changes in market interest rates. The cash balance could decrease depending upon the cash used in future acquisitions, our stock repurchase activity and other factors.

Gain(Loss) on Strategic Investments

For strategic reasons, we have made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. We evaluate a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At December 31, 2007 and 2006, these investments had a carrying value of $1.7 million and $8.9 million, respectively, and are recorded in “Other assets” in our Consolidated Balance Sheets.

In 2007 and 2006, we made additional investments in two private companies totaling $0.2 million and $3.0 million, respectively. In 2007 and 2005, our investments were permanently written down by $7.4 million and $1.6 million, respectively, from original cost, which is reflected in “Gain (loss) on strategic investments” in the Consolidated Statements of Operations. The write-down of $7.4 million in the second quarter of 2007 was based upon our evaluation of the investee’s financial position, including cash usage, the status of the investee’s business prospects as of June 30, 2007, and the rights and privileges associated with the investment. Based on this evaluation and our intent as of June 30, 2007 not to participate in the round of additional funding of the investee that was in process at the time, it was determined that based upon the preferences, including liquidation preferences, that would be held by more senior securities, the write down of the carrying value to zero was necessary. In 2005, a privately held company in which we held an investment with a carrying value of $0.4 million was sold, resulting in a gain of $4.5 million in 2005 and a gain of $0.2 million in 2006 when the final escrow was settled. These amounts are recorded in the Consolidated Statements of Operations in “Gain (loss) on strategic investments.”

Provision for Income Taxes

Our overall effective tax rates for 2007, 2006 and 2005 were 28.3%, 30.0% and 35.8%, respectively, which resulted in a provision for income taxes, including taxes related to discontinued operations, of $24.8 million, $30.8 million, and $34.9 million in 2007, 2006, and 2005, respectively. The decrease in the effective rate in 2007 versus 2006 was due to a relative increase in foreign earnings which are subject to lower tax rates, combined with the settlement of certain audits with foreign tax authorities, substantially offset by the non-deductibility of the in-process research and development acquired in the SpectraLink acquisition. The decrease in the effective rate in 2006 versus 2005 was due primarily to the one-time tax impact of $7.5 million for the distribution we made in 2005 under the American Jobs Creation Act, combined with the resolution of certain tax uncertainties in foreign tax jurisdictions that allowed us to release previously accrued taxes.

As of December 31, 2007, we had approximately $11.8 million in tax net operating loss carryforwards and $17.0 million in tax credit carryovers, as well as other deferred tax assets arising from temporary differences. See Note 13 of Notes to Consolidated Financial Statements.

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

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more likely than not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As a result, we decreased our reserves for uncertain tax positions by $12.6 million. A $3.4 million decrease in relation to interest and penalties and various tax reserves was accounted for as a cumulative adjustment to the beginning balance of retained earnings. A $9.2 million decrease related to pre-acquisition tax reserves was accounted for as an adjustment to goodwill. At the adoption date of January 1, 2007, we had $61.5 million of unrecognized tax benefits, $26.6 million of which would affect our income tax expense if recognized. The remaining balance of the unrecognized tax benefits of $34.9 million would be an adjustment to goodwill or stockholders’ equity. In addition, we recognized certain net operating loss carryovers of PictureTel that had not been recognized previously. This resulted in the establishment of a deferred tax asset of $40.4 million and a corresponding reduction in goodwill. See Note 13 of Notes to Consolidated Financial Statements.

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

Segment Information

A description of our products and services, as well as annual financial data, for each segment can be found in the Business section of this Form 10-K and Note 14 of Notes to Consolidated Financial Statements. The results discussions below include the results of each of our segments for the years ended December 31, 2007, 2006 and 2005. Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and to allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, stock-based compensation costs, general and administrative costs, such as legal and accounting costs, acquisition-related integration costs, amortization and impairment of purchased intangible assets, purchase accounting adjustments made to inventory, purchased in-process research and development costs, restructuring costs, interest income, net, and other expense, net.

Video Solutions

	Year Ended December 31,			Increase From Prior Year
$ in thousands	2007	2006	2005	2007		2006
Revenues	$493,279	$412,699	$372,634	20%		11%
Contribution margin	$229,024	$185,437	$167,668	24%		11%
Contribution margin as % of video solutions revenues	46%	45%	45%	1	pt	—

Revenues from our Video Solutions segment increased by $80.6 million or 20% over 2006 to $493.3 million in 2007. Revenue from video communications products increased to $408.3 million for 2007 from $327.5 million in 2006, a 25% increase, primarily due to an increase in sales volumes and average selling prices of our group video products, which consisted primarily of our VSX and HDX product families. Revenues from our network systems products for 2007 were $85.0 million, essentially flat compared to 2006 revenues of $85.2 million, due primarily to increases in revenues from our video network systems and software product sales being substantially offset by decreases in our voice network system revenues. Network system product revenues were impacted by a decrease in video network system average selling prices, due in part to increased competition.

Revenues from our Video Solutions segment increased by $40.1 million or 11% over 2005 to $412.7 million in 2006. Video Solutions segment revenues include revenues from sales of our video communications and network systems product lines. Video communications product revenues increased to $327.5 million for 2006 from $278.4 million in 2005, an 18% increase, primarily due to an increase in sales volumes and average selling prices of our group video products, which consisted primarily of our VSX product family. Revenues from our network systems products for 2006 decreased 10% over 2005 from $94.2 million to $85.2 million, due primarily to decreased video and voice network systems revenues, which were partially offset by increases in revenues from our network systems software products. Network System revenues were impacted by a decrease in video network system average selling prices, due in part to increased competition.

International revenues defined as revenues outside of Canada and the U.S., accounted for 52%, 49% and 42% of our Video Solutions segment revenues for 2007, 2006 and 2005, respectively. In 2007 and 2005, no one customer accounted for more than 10% of our total net revenues for our Video Solutions segment. In 2006, one channel partner accounted for 10% of our total net revenues of our Video Solutions segment. We believe it is unlikely that the loss of any one channel partner would have a long term material adverse effect on consolidated revenues as we believe end-users would likely purchase our network systems products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The contribution margin as a percentage of Video Solutions segment revenues was 46% in 2007 as compared to 45% in 2006. Contribution margins increased primarily as a result of engineering expenses decreasing as a percent of revenues, although increasing in absolute dollars. This was offset by slightly lower gross margins in 2007 as compared to 2006 in both our video and network systems product lines. This was due in part to new products which typically have lower gross margins for a period of time after their introduction and we’ve recently launched a number of new products and new products are becoming an increasing percentage of our revenues. For example, our HD video products, which generate higher gross profit dollars than our other non-HD video products due to higher average selling prices, may result in a lower overall gross margin percentage for an extended period of time after their introduction depending upon the mix of products sold during the period. Direct marketing expenses increased in absolute dollars and slightly as a percent of revenues.

The contribution margin as a percentage of Video Solutions segment revenues was 45% in both 2006 and 2005. Contribution margins remained consistent as a result of slightly higher gross margins in 2006 as compared to 2005, as a result of higher average selling prices on our group video products, offset partially by lower gross margins in network system products due to lower average selling prices, while engineering and direct marketing expenses decreased both as a percent of revenues and in absolute dollars in 2006 as compared to 2005.

Direct marketing and engineering spending in the Video Solutions segment will fluctuate depending upon the timing of new product launches and marketing programs.

Voice Communications

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2007	2006	2005	2007		2006
Revenues	$313,202	$188,004	$138,828	67%		35%
Contribution margin	$131,471	$81,885	$65,308	61%		25%
Contribution margin as % of voice communications revenues	42%	44%	47%	(2	)pts	(3	)pts

Revenues from our Voice Communications segment for 2007 increased 67% over 2006 to $313.2 million, due primarily to revenues from our SpectraLink wireless voice products acquired during the first quarter of 2007, as well as increased sales volumes of our Voice-over-IP products and circuit switched products. Revenues from products acquired in the SpectraLink acquisition accounted for $113.5 million of the increase over 2006. Excluding SpectraLink revenues, Voice Communications segment revenues for 2007 increased 19% over 2006.

Revenues from our Voice Communications segment for 2006 increased 35% over 2005 to $188.0 million, due primarily to increased sales volumes of our Voice-over-IP products and circuit switched products, and to a lesser extent, increases in our installed voice products.

International revenues, defined as revenues outside of Canada and the U.S., accounted for 36%, 35% and 29% of our total Voice Communications segment revenues for 2007, 2006 and 2005, respectively. In 2007 and 2006, no one customer accounted for more than 10% of our total net revenues or of our Voice Communications segment revenues. In 2005, one channel partner accounted for 11% of our Voice Communications segment revenues.

The contribution margin as a percentage of Voice Communications segment revenues was 42% in 2007 as compared to 44% in 2006. The decrease in contribution margin was primarily due to lower gross margins due to the higher mix of Voice-over-IP handset and wireless product revenues which generally have a lower gross margin than our circuit switched and installed voice products and increased engineering expenses which increased as a percent of revenues, as well as in absolute dollars in 2007 as compared to 2006 due primarily to the SpectraLink acquisition at the end of the first quarter of 2007. The wireless products we acquired from SpectraLink have a lower gross margin than the consolidated gross margin of our other voice communications products and depending upon the mix could result in lower Voice Communications gross margins in the future. Our gross margins on our wireless products were also negatively impacted by changes in our distribution model whereby we transitioned certain direct customers and resellers to purchase from our distributors and this may continue. Direct marketing spending increased in absolute dollars in 2007, while decreasing as a percentage of revenues during the year.

The contribution margin as a percentage of Voice Communications segment revenues was 44% in 2006 as compared to 47% in 2005. Contribution margins decreased primarily as a result of lower gross margins in 2006 as compared to 2005, as a result of increased Voice-over-IP handset product revenues which generally have a lower gross margin than our circuit switched and installed voice products. Engineering and direct marketing expenses also increased by approximately 1 percentage point as a percent of revenues and in absolute dollars in 2006 as compared to 2005.

Direct marketing and engineering spending in the Voice Communications segment will fluctuate depending upon the timing of new product launches and marketing programs.

Services

	Year Ended December 31,			Increase From Prior Year
$ in thousands	2007	2006	2005	2007		2006
Revenues	$123,427	$81,682	$69,197	51%		18%
Contribution margin	$53,975	$33,341	$23,872	62%		40%
Contribution margin as % of service revenue	44%	41%	34%	3	pts	7	pts

Revenues from our Services segment for 2007 increased 51% over 2006 to $123.4 million, due primarily to increased revenues from our SpectraLink acquisition in the first quarter of 2007 as well as increases in video solutions related services, including both video endpoints and video network systems. These increases were partially offset by decreases in voice network systems maintenance services. Revenues from services related to products acquired in the SpectraLink acquisition accounted for $23.5 million of the increase over the year ago period.

Revenues from our Services segment for 2006 increased 18% over 2005 to $81.7 million, due primarily to an increase in video maintenance services as a result of amortization of deferred revenue associated with the first year of service on our VSX product line and increased video network systems services. These increases were partially offset by decreases in iPower-related video services and, to a lesser extent, decreases in voice network systems maintenance services.

International revenues, defined as revenues outside of Canada and the U.S., accounted for 30%, 34% and 31% of total Service revenues for 2007, 2006 and 2005, respectively. International revenues decreased in 2007 as compared to 2006 primarily as a result of increased service revenues associated with our voice communications products acquired in the SpectraLink acquisition which are concentrated in North America. No one customer accounted for more than 10% of our total revenues for our Services segment for 2007, 2006 or 2005.

Overall, the increase in the Services segment contribution margin as a percentage of Service segment revenues in 2007 versus 2006 is due primarily to increased gross margins more than offsetting increases in operating expenses. Service gross margins increased in 2007 as compared to 2006 as a result of revenue increasing at a faster pace than related service costs.

Overall, the increase in the Services segment contribution margin as a percentage of Service segment revenues in 2006 versus 2005 is due primarily to increased gross margins more than offsetting increases in operating expenses. Service gross margins increased in 2006 as compared to 2005 as a result of revenue increasing at a faster pace than related service costs. Service gross margins in 2006 were also favorably impacted by the amortization of deferred revenue associated with the first year of service on our VSX and V500 products that was included in the product price and amortized over the twelve month period following shipment. This impact was due to increased volumes of these products in 2006 as compared to 2005. Effective July 1, 2006, we began to separately charge for the initial year of service for our video conferencing products rather than charging one combined price for the product and service.

Liquidity and Capital Resources

As of December 31, 2007, our principal sources of liquidity included cash and cash equivalents of $279.6 million, short-term investments of $62.7 million and long-term investments of $32.3 million. Substantially all of our short-term and long-term investments are comprised of U.S. government securities, state and local government securities and corporate debt securities. See Note 7 of Notes to Consolidated Financial Statements. We also have outstanding letters of credit totaling approximately $2.0 million that are in place to satisfy certain of our facility lease requirements.

We generated cash from operating activities totaling $149.5 million in 2007, $147.7 million in 2006 and $117.4 million in 2005. The increase in cash provided from operating activities in 2007 over 2006 was due primarily to increased net income and non-cash expenses, and larger increases in accounts payable and taxes payable. Offsetting these positive effects were a larger increase in accounts receivable, larger increase in inventories, smaller decrease in deferred taxes, smaller increase in other accrued liabilities and a larger increase in prepaid expenses and other current assets. The increase in cash provided from operating activities in 2006 over 2005 was due primarily to increased net income and non-cash expenses, larger increases in accounts payable, taxes payable and other accrued liabilities and a smaller increase in inventories. Offsetting these positive effects were a larger increase in accounts receivable, smaller decrease in deferred taxes and an increase in prepaid expenses and other current assets.

The total net change in cash and cash equivalents for the year ended 2007 was a decrease of $36.8 million. The primary sources of cash were $149.5 million from operating activities, $66.5 million associated with the exercise of stock options and purchases under the employee stock purchase plan, $15.5 million for the excess tax benefit from stock based compensation and $163.5 million in proceeds from sales and maturities of investments, net of purchases. The primary uses of cash during this period were $275.9 million for net cash paid in acquisitions, $125.9 million for purchases of our common stock and $30.1 million for purchases of property and equipment. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses and other items (such as depreciation, amortization, the provision for doubtful accounts, inventory write-downs for excess and obsolescence, non-cash stock based compensation, excess tax benefit from stock based compensation, gain from sale of discontinued operations, amortization of unearned stock-based compensation, gain on strategic investments, the purchase of in-process research and development and the tax benefits from the exercise of employee stock options), reductions in deferred taxes and net increases in accounts payable, taxes payable and other accrued liabilities. Offsetting the positive effect of these items were net increases in trade receivables, inventories and prepaid expenses and other assets.

Our days sales outstanding, or DSO, metric was 48 days at December 31, 2007 compared to 39 days at December 31, 2006. This increase in DSO was due primarily to fluctuations in revenue linearity. We expect that DSO will remain in the 40 to 50 day range but could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables which typically have longer payment terms and increases in receivables from service providers and government entities that have longer payment terms of 45 and 60 days, respectively, compared to 30 day terms for other customers. Inventory turns decreased slightly from 6.0 turns at December 31, 2006 to 5.9 turns at December 31, 2007. We believe inventory turns will fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a greater mix of ocean freight versus air freight to reduce freight costs. Additionally, payments we make for income taxes may increase during 2008 as our available net operating losses are depleted.

We enter into foreign currency forward-exchange contracts, which typically mature in one month, to hedge the exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record on the balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on contracts are recorded as other income (expense), offsetting transaction gains and losses on the related assets and liabilities.

Additionally, we also have a hedging program that uses forward-exchange contracts to hedge a portion of anticipated revenues and operating expenses denominated in the Euro and British Pound as well as operating expenses denominated in Israeli Shekels. At each reporting period, we record the fair value of our unrealized forward contracts on the balance sheet with related unrealized gains and losses as a component of accumulated other comprehensive income, a separate element of stockholders’ equity. Realized gains and losses associated with the effective portion of the forward-exchange contracts are recorded within revenue or operating expense, depending upon the underlying exposure being hedged. Any ineffective portion of a hedging instrument would be recorded as other income (expense).

As part of the Destiny Conferencing acquisition, Destiny shareholders may receive up to an additional $10.0 million of consideration through the end of 2008, payable in cash, based on achievement of certain financial milestones relating to the operating results of Destiny.

As part of the DSTMedia acquisition, DSTMedia shareholders may receive up to an additional $20.0 million of consideration through the end of 2008, payable in cash, based on the achievement of certain financial milestones relating to the operating results of DSTMedia.

From time to time, the Board of Directors has approved plans to purchase shares of our common stock in the open market. During the years ended December 31, 2007, 2006 and 2005, we purchased approximately 4.3 million, 4.8 million and 11.4 million shares, respectively, of our common stock in the open market for cash of $125.7 million, $103.6 million and $184.0 million, respectively. As of December 31, 2007, we were authorized to purchase up to an additional $140.0 million under the 2007 share repurchase plan.

At December 31, 2007, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $126.4 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Consolidated Financial Statements once goods or services have been received or at such time when we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit totaling approximately $2.0 million to secure the leases on some of our offices.

The table set forth below shows, as of December 31, 2007, the future minimum lease payments due under our current lease obligations. Total estimated sublease income in 2008 is less than $0.1 million and is netted in the 2008 amounts. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of December 31, 2007 are as follows (in thousands):

	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long - Term Liabilities	Purchase Commitments
Year ending December 31,
2008	$13,377	$3,732	$2,535	$124,743
2009	14,529	3,754	1,663	844
2010	13,832	3,148	1,361	802
2011	12,732	2,677	777	—
2012	9,039	1,809	158	—
Thereafter	25,877	2,744	6,935	—

Total payments	$89,386	$17,864	$13,429	$126,389

As discussed in Note 13 of the Notes to the Consolidated Financial Statements, we adopted the provisions of FIN 48 as of January 1, 2007. At December 31, 2007, we had a liability for unrecognized tax benefits and an accrual for the related interest totaling $58.9 million, none of which is expected to be due within the next 12 months.

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

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our process used to develop estimates, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, stock compensation costs, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements. See Note 1 of Notes to Consolidated Financial Statements for additional discussion of our accounting policies.

Revenue Recognition and Product Returns

We recognize revenue when persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met. Additionally, we recognize extended service revenue on our hardware and software products ratably over the service period, generally one to five years.

Our video solutions products are integrated with software that is essential to the functionality of the equipment. Additionally, we provide unspecified software upgrades and enhancements related to most of these products through our maintenance contracts. Accordingly, we account for revenue for these products in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations.

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

Stock-based Compensation Expense

We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values in accordance with SFAS 123(R), which requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Our determination of fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Changes in these underlying factors and assumptions may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our Consolidated Statements of Operations.

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

Deferred and Refundable Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of December 31, 2007, we have $46.4 million in net deferred tax assets. In order to fully utilize these deferred tax assets we need to generate sufficient amounts of future U.S. taxable income. We believe based upon our financial projections that it is more likely than not that we will generate sufficient future taxable income to utilize these assets and therefore, as of December 31, 2007, we have not established a valuation allowance against these assets.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires us to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained. Upon adoption, we decreased our reserves for uncertain tax positions by $12.6 million. A $3.4 million decrease in relation to interest and penalties and various tax reserves was accounted for as a cumulative adjustment to the beginning balance of retained earnings. A $9.2 million decrease related to pre-acquisition tax reserves was accounted for as an adjustment to goodwill. In addition, we recognized certain net operating loss carryovers of PictureTel that had not been recognized previously. This resulted in the establishment of a deferred tax asset of $40.4 million and a corresponding reduction in goodwill. We continue to follow the practice of recognizing interest and penalties related to income tax matters as a part of provision for income taxes.

Fair Value of Assets Acquired and Liabilities Assumed in Purchase Combinations

The purchase combinations completed require us to identify and estimate the fair value of the assets acquired, including intangible assets other than goodwill, and liabilities assumed in the combinations. These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. For example, in the SpectraLink acquisition, we identified vacated or redundant facilities that we intend to sublease or for which we intend to negotiate a lease termination settlement. Should actual use of assets or resolution of obligations differ from our estimates, revisions to the estimated fair value would be required. Changes occurring in our estimates after the allocation period, as defined in Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”, would be recognized in our Consolidated Statements of Operations. If actual costs are less than our estimates, these charges would continue to be recognized as an adjustment to goodwill.

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

In the fourth quarter of 2007, we completed our annual goodwill impairment test. The assessment of goodwill impairment was conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. Based on the results of these impairment tests, we determined that our goodwill assets were not impaired as of December 31, 2007.

We assess our purchased intangibles for impairment on an ongoing basis. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted expected future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists, and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. Based on events in the fourth quarters of 2007, 2006 and 2005, we performed an assessment of our purchased intangibles and we determined that certain purchased intangible assets acquired as part of the Voyant acquisition had been impaired as of December 31, 2007, 2006 and 2005 and we recorded impairment charges of approximately $3.6 million, $1.4 million and $1.9 million, respectively. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill and purchased intangible impairment tests.

Non-marketable Securities

We periodically make strategic investments in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. For example, to date, due to these and other factors, we have recorded cumulative charges against earnings totaling $21.5 million associated with the impairment of these investments, including $7.4 million in the second quarter of 2007. At December 31, 2007 and December 31, 2006, our strategic investments had a carrying value of $1.7 million and $8.9 million, respectively.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective in the first quarter of our 2008 fiscal year. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008 and will be applied prospectively for all business combinations entered into after the date of adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of SFAS No. 160 is not anticipated to materially impact our consolidated financial position and results of operations.

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

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents, held at December 31, 2007 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS		50 BPS	100 BPS
U.S. government securities	$12,049	$12,041	$12,033	$12,027	$12,020
State and local governments	501	500	500	500	499
Corporate debt securities	82,568	82,518	82,470	82,420	82,370

Total	$95,118	$95,059	$95,003	$94,947	$94,889

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS		50 BPS	100 BPS
U.S. government securities	$12,041	$12,038	$12,033	$12,031	$12,027
State and local governments	500	500	500	500	500
Corporate debt securities	82,518	82,494	82,470	82,444	82,420

Total	$95,059	$95,032	$95,003	$94,975	$94,947

Foreign Currency Exchange Rate Risk

While the majority of our sales are denominated in United States dollars, we also sell our products and services in certain European regions in Euros and in British Pounds, which has increased our foreign currency exchange rate fluctuation risk.

While we do not hedge for speculative purposes, as a result of our exposure to foreign currency exchange rate fluctuations, we purchase forward exchange contracts to hedge our foreign currency exposure to the Euro, British Pound and Israeli Shekel. We mitigate bank counterparty risk related to our foreign currency hedging program through our policy that requires the Company to purchase hedge contracts from banks that are among the world’s largest 100 banks, as ranked by total assets in U.S. dollars.

As of December 31, 2007, we had outstanding forward exchange contracts to sell 7.3 million Euros at 1.36, sell 2.8 million British Pounds at 2.00, and buy 18.1 million Israeli Shekels at 4.13. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 60 days or less.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekels. As of December 31, 2007, we had outstanding foreign exchange contracts to sell 28.6 million Euros at 1.45 and 4.6 million British Pounds at 1.98 and to buy 4.2 million Israeli Shekels at 4.1. These forward exchange contracts, carried at fair value, typically have maturities of less than 360 days. At December 31, 2007, we also had outstanding foreign exchange contracts to sell 10.5 million Euros at 1.45 and 2.4 million British Pounds at 1.96. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

As a result of our acquisition of SpectraLink, we now have operations in Horsens, Denmark. From time to time, we enter into foreign currency contracts to reduce our exposure to foreign-denominated inventory purchases made by the Denmark operation. For the year ended December 31, 2007, the gains from these foreign currency exchange contracts were not significant. Changes in fair value of these forward contracts are recognized in other income (loss), net at the end of each period and were not material for the periods presented.

Based on our overall currency rate exposure as of December 31, 2007, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial effect on our financial position, results of operations and cash flows. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors required by this item is included under the caption “Election of Directors” in our Proxy Statement for our 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) and is incorporated herein by reference. The information regarding our current executive officers required by this item is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act required by this item is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement and is incorporated herein by reference. The information regarding our code of ethics, nominating committee and audit committee required by this item is included under the caption “Corporate Governance” in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation required by this item is included under the caption “Executive Compensation” in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding securities authorized for issuance under equity compensation plans required by this item is included under the caption “Executive Compensation—Equity Compensation Plan Information” in the 2008 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item is included under the caption “Ownership of Securities” in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons required by this item is included under the caption “Certain Relationships and Related Transactions” in the 2008 Proxy Statement and is incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” in the 2008 Proxy Statement and is incorporated in this Item 14 by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Financial Statements (see Item 8 above).

Polycom, Inc. Consolidated Financial Statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007.

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

We have filed, or incorporated by reference into this Report, the exhibits listed on the accompanying Index to Exhibits.

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

Date: February 29, 2008

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

Signature	Title	Date

/s/ ROBERT C. HAGERTY Robert C. Hagerty	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 29, 2008

/s/ MICHAEL R. KOUREY Michael R. Kourey	Senior Vice President, Finance and Administration, Chief Financial Officer and Director (Principal Financial Officer)	February 29, 2008

/s/ LAURA J. DURR Laura J. Durr	Vice President, Worldwide Controller (Principal Accounting Officer)	February 29, 2008

/s/ BETSY S. ATKINS Betsy S. Atkins	Director	February 29, 2008

/s/ DAVID G. DEWALT David G. DeWalt	Director	February 29, 2008

/s/ DURK I. JAGER Durk I. Jager	Director	February 29, 2008

Signature	Title	Date

/s/ JOHN A. KELLEY John A. Kelley	Director	February 29, 2008

/s/ D. SCOTT MERCER D. Scott Mercer	Director	February 29, 2008

/s/ WILLIAM A. OWENS William A. Owens	Director	February 29, 2008

/s/ KEVIN T. PARKER Kevin T. Parker	Director	February 29, 2008

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has excluded from its assessment of internal control over financial reporting as of December 31, 2007 certain elements of the internal control over financial reporting of SpectraLink Corporation (“SpectraLink”), because SpectraLink was acquired by the Company in a purchase business combination during 2007. Subsequent to the acquisition, certain elements of the acquired businesses’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. The excluded elements represent controls over accounts of approximately 1% of the Company’s consolidated assets as of December 31, 2007 and 3% of consolidated revenue for the year then ended.

Based on our assessment of internal controls over financial reporting, management has concluded that, as of December 31, 2007 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

/s/ ROBERT C. HAGERTY	/s/ MICHAEL R. KOUREY
Robert C. Hagerty President and Chief Executive Officer	Michael R. Kourey Senior Vice President, Finance and Administration and Chief Financial Officer

February 28, 2008	February 28, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Polycom, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Polycom, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 11 to the consolidated financial statements, in accordance with the adoption of SFAS 123(R), the Company changed the manner in which it accounts for share-based compensation in the year ended December 31, 2006.

As discussed in Note 13 to the consolidated financial statements, in accordance with the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, the Company changed the manner in which it accounts for uncertainty in income taxes in the year ended December 31, 2007.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing on page F-2, management has excluded from its assessment of internal control over financial reporting as of December 31, 2007 certain elements of the internal control over financial reporting of SpectraLink Corporation (“SpectraLink”), because SpectraLink was acquired by the Company in a purchase business combination during 2007. Subsequent to the acquisition, certain elements of the acquired businesses’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. We have also excluded these elements of the internal control over financial reporting of the acquired business from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over accounts of approximately 1% of the Company’s consolidated assets as of December 31, 2007 and 3% of consolidated revenue for the year then ended.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 28, 2008

POLYCOM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$279,560	$316,368
Short-term investments	62,663	157,345
Trade receivables, net of allowance for doubtful accounts of $2,398 and $2,272 in 2007 and 2006, respectively	138,133	79,057
Inventories	71,106	48,029
Deferred taxes	43,295	22,459
Prepaid expenses and other current assets	23,104	16,719

Total current assets	617,861	639,977
Property and equipment, net	57,610	39,426
Long-term investments	32,340	102,133
Goodwill	504,955	356,755
Purchased intangibles, net	86,423	12,935
Deferred taxes	8,062	16,746
Other assets	14,687	22,043

Total assets	$1,321,938	$1,190,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$75,802	$53,602
Accrued payroll and related liabilities	29,518	22,182
Taxes payable	3,790	58,092
Deferred revenue	59,130	40,227
Other accrued liabilities	48,814	39,780

Total current liabilities	217,054	213,883
Long-term deferred revenue	27,853	20,798
Taxes payable	34,899	—
Deferred taxes	4,709	—
Other long-term liabilities	13,429	8,614

Total liabilities	297,944	243,295

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares. Issued and outstanding: one share in 2007 and 2006	—	—
Common stock, $0.0005 par value:
Authorized: 175,000,000 shares. Issued and outstanding: 89,137,059 shares in 2007 and 89,467,995 shares in 2006	43	43
Additional paid-in capital	1,000,466	907,811
Cumulative other comprehensive income/(loss)	4,160	(555)
Retained earnings	19,325	39,421

Total stockholders’ equity	1,023,994	946,720

Total liabilities and stockholders’ equity	$1,321,938	$1,190,015

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues
Product revenues	$806,482	$600,703	$511,462
Service revenues	123,426	81,682	69,197

Total revenues	929,908	682,385	580,659

Cost of revenues
Cost of product revenues	322,988	218,810	179,837
Cost of service revenues	61,599	43,114	39,680

Total cost of revenues	384,587	261,924	219,517

Gross profit	545,321	420,461	361,142

Operating expenses
Sales and marketing	242,510	169,828	142,719
Research and development	139,011	114,331	91,479
General and administrative	60,994	45,410	35,631
Acquisition-related costs	4,258	161	351
Purchased in-process research and development	9,400	—	300
Amortization and impairment of purchased intangibles	11,546	7,452	8,790
Restructure costs	410	2,410	633
Litigation reserves and payments	—	—	(93)

Total operating expenses	468,129	339,592	279,810

Operating income	77,192	80,869	81,332
Interest income, net	18,646	21,164	12,848
Gain (loss) on strategic investments	(7,400)	176	2,908
Other income (expense), net	(738)	540	(5)

Income from continuing operations before provision for income taxes	87,700	102,749	97,083
Provision for income taxes	24,819	30,825	34,722

Income from continuing operations	62,881	71,924	62,361
Gain from sale of discontinued operations, net of taxes	—	—	384

Net income	$62,881	$71,924	$62,745

Basic net income per share
Income per share from continuing operations	$0.69	$0.81	$0.66
Gain per share from sale of discontinued operations, net of taxes	—	—	—

Basic net income per share	$0.69	$0.81	$0.66

Diluted net income per share
Income per share from continuing operations	$0.67	$0.80	$0.65
Gain per share from sale of discontinued operations, net of taxes	—	—	—

Diluted net income per share	$0.67	$0.80	$0.65

Weighted average shares outstanding for basic net income per share	90,878	88,419	95,691
Weighted average shares outstanding for diluted net income per share	94,391	90,373	97,014

Net income for the years ended December 31, 2007 and 2006 included share-based compensation expense under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). See Note 11 to the Consolidated Financial Statements for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Unearned Stock-based Compensation	Cumulative Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balances, December 31, 2004	99,116,324	$50	$904,155	$(35)	$(1,884)	$62,328	$964,614
Comprehensive income:
Change in unrealized loss on marketable securities	—	—	—	—	539	—	539
Changes in cumulative translation adjustment	—	—	—	—	37	—	37
Net income	—	—	—	—	—	62,745	62,745

Total comprehensive income							63,321

Exercise of stock options under stock option plan	606,538	—	5,520	—	—	—	5,520
Shares purchased under employee stock purchase plan	412,509	—	5,938	—	—	—	5,938
Purchase and retirement of common stock at cost	(11,380,000)	(7)	(90,759)	—	—	(93,201)	(183,967)
Amortization of stock-based compensation	—	—	—	35	—	—	35
Tax benefit from stock option activity	—	—	1,408	—	—	—	1,408

Balances, December 31, 2005	88,755,371	$43	$826,262	$—	$(1,308)	$31,872	$856,869

Comprehensive income:
Change in unrealized loss on marketable securities	—	—	—	—	415	—	415
Changes in cumulative translation adjustment	—	—	—	—	326	—	326
Change in unrealized gain (loss) on hedging securities	—	—	—	—	12	—	12
Net income	—	—	—	—	—	71,924	71,924

Total comprehensive income							72,677

Issuance of stock for Circa acquisition earn-out	295,088	—	—	—	—	—	—
Exercise of stock options under stock option plan	4,831,655	2	81,079	—	—	—	81,081
Shares purchased under employee stock purchase plan	407,513	—	6,227	—	—	—	6,227
Purchase and retirement of common stock at cost	(4,821,632)	(2)	(39,247)	—	—	(64,375)	(103,624)
Stock-based compensation	—	—	23,288	—	—	—	23,288
Tax benefit from stock option activity	—	—	10,202	—	—	—	10,202

Balances, December 31, 2006	89,467,995	$43	$907,811	$—	$(555)	$39,421	$946,720

Comprehensive income:
Change in unrealized loss on marketable securities	—	—	—	—	(434)	—	(434)
Changes in cumulative translation adjustment	—	—	—	—	5,163	—	5,163
Change in unrealized gain (loss) on hedging securities	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	—	62,881	62,881

Total comprehensive income							67,596

Issuance of restricted stock	58,667	—	—	—	—	—	—
Issuance of stock for Circa acquisition earn-out	208,143	—	9,012	—	—	—	9,012
Exercise of stock options under stock option plan	3,286,769	2	58,334	—	—	—	58,336
Shares purchased under employee stock purchase plan	374,915	—	8,138	—	—	—	8,138
Purchase and retirement of common stock at cost	(4,259,430)	(2)	(39,479)	—	—	(86,369)	(125,850)
Stock-based compensation	—	—	41,659	—	—	—	41,659
Tax benefit from stock option activity	—	—	14,991	—	—	—	14,991
Cumulative adjustment resulting from adoption of FIN 48	—	—	—	—	—	3,392	3,392

Balances, December 31, 2007	89,137,059	$43	$1,000,466	$—	$4,160	$19,325	$1,023,994

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$62,881	$71,924	$62,745
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of discontinued operations, net of taxes	—	—	(384)
Depreciation and amortization	24,502	21,035	20,720
Amortization and impairment of purchased intangibles	22,406	7,452	8,790
Provision for doubtful accounts	370	120	—
Provision for (benefit from) excess and obsolete inventories	264	1,306	(731)
Non-cash stock-based compensation	41,659	23,288	—
Excess tax benefit from stock based compensation	(15,505)	(10,246)	—
Tax benefit from exercise of stock options	—	—	1,408
(Gain) loss on strategic investments	7,400	(176)	(2,908)
Amortization of unearned stock-based compensation	—	—	35
Purchase of in-process research and development	9,400	—	300
Loss on asset dispositions	175	116	367
Changes in assets and liabilities, net of the effect of acquisitions:
Trade receivables	(41,689)	(9,774)	(6,447)
Inventories	(3,743)	(3,568)	(16,290)
Deferred taxes	6,893	9,264	20,916
Prepaid expenses and other current assets	(5,736)	(4,783)	6,341
Accounts payable	12,716	6,720	209
Taxes payable	10,742	9,139	7,899
Other accrued liabilities	16,780	25,869	14,414

Net cash provided by operating activities	149,515	147,686	117,384

Cash flows from investing activities:
Purchases of property and equipment	(30,050)	(23,475)	(16,758)
Purchases of investments	(380,598)	(660,668)	(458,806)
Proceeds from sale and maturity of investments	544,113	669,812	631,673
Proceeds received from sale of discontinued operations	—	—	604
Net cash paid in purchase acquisitions	(275,917)	(188)	(8,648)

Net cash provided by (used in) investing activities	(142,452)	(14,519)	148,065

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	66,474	87,304	11,458
Purchase and retirement of common stock	(125,850)	(103,620)	(183,967)
Excess tax benefit from stock based compensation	15,505	10,246	—

Net cash used in financing activities	(43,871)	(6,070)	(172,509)

Net increase (decrease) in cash and cash equivalents	(36,808)	127,097	92,940
Cash and cash equivalents, beginning of period	316,368	189,271	96,331

Cash and cash equivalents, end of period	$279,560	$316,368	$189,271

Supplemental disclosures of cash flow information:
Cash paid for interest	$661	$288	$180
Cash paid for income taxes	$8,984	$13,439	$5,016

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies:

Description of Business:

Polycom is a leading global provider of high-quality, easy-to-use communications solutions that enable enterprise and public sector customers to more effectively collaborate over distance, time zones and organizational boundaries. Our solutions are built on architectures that enable unified voice, video and content communications.

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

Basis of Presentation:

During the year ended December 31, 2007, the Company determined that the additional equity consideration earned by former shareholders of Circa Communications Ltd, which was acquired by the Company in April 2001, was not recorded in 2005 and 2006 when the earn outs were achieved and the additional shares were earned, which resulted in a cumulative understatement of goodwill and shareholder’s equity at December 31, 2006 and 2005 of $5.5 million and $2.7 million, respectively. The Company has concluded that these errors were not material to the years ended December 31, 2006 and 2005, and therefore, the corrections were recorded in the year ended December 31, 2007.

The presentation in the accompanying December 31, 2007 Consolidated Balance Sheet related to goodwill and shareholder’s equity differs from the presentation in the Balance Sheet included in our fourth quarter earnings report furnished in the Form 8-K filed on January 23, 2008. Subsequent to the earnings report, we recorded approximately $9.0 million in goodwill and shareholder’s equity related to the additional equity consideration for 2005 and 2006 as noted above as well as the final earnout in the fourth quarter of 2007.

This adjustment did not impact the Company’s results of operations or cash flows.

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

Investments:

The Company’s short-term and long-term investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate debt securities. Investments are classified as short-term or long-term based on their original or remaining maturities and whether the securities represent the investment of funds available for current operations. Nearly all investments are held at a limited number of major financial institutions in the Company’s name. At December 31, 2007 and 2006, all of the Company’s investments were classified as available-for-sale and were carried at fair value based on quoted market prices at the end of the reporting period. Unrealized gains and losses are recorded as a separate component of cumulative other comprehensive income (loss) in stockholder’s equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net.

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

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the Consolidated Balance Sheets, during the period are as follows (in thousands):

	December 31, 2007	December 31, 2006
Balance at beginning of year	$8,060	$8,053
Accruals for warranties issued during the year	15,471	12,830
Warranty assumed in SpectraLink acquisition	2,335	—
Actual warranty charges incurred during the year	(15,328)	(12,823)

Balance at end of year	$10,538	$8,060

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on most of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Deferred maintenance revenue, of which $52.6 million and $34.0 million is short-term and included as a component of “Deferred revenue” as of December 31, 2007 and 2006, respectively; and $24.5 million and $18.3 million is long-term and is included as a component of “Long-term deferred revenue” as of December 31, 2007 and 2006, respectively, on the Consolidated Balance Sheets, are as follows (in thousands):

	December 31, 2007	December 31, 2006
Balance at beginning of year	$52,261	$38,741
Additions to deferred maintenance revenue	121,453	85,688
Deferred maintenance assumed in SpectraLink acquisition	7,734	—
Amortization of deferred maintenance revenue	(104,366)	(72,168)

Balance at end of year	$77,082	$52,261

The cost of providing maintenance services for the years ended December 31, 2007, 2006 and 2005 was $58.6 million, $40.4 million and $37.3 million, respectively.

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

Revenue Recognition:

The Company recognizes revenue when persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met. Additionally, the Company recognizes extended service revenue on our hardware and software products ratably over the service period, generally one to five years.

The Company’s video solutions products are integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified software upgrades and enhancements related to most of these products through maintenance contracts. Accordingly, the Company accounts for revenue for these products in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations.

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

The Company accrues for sales returns and other allowances, such as channel partner programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives as a reduction to revenues upon shipment based upon our contractual obligations and historical experience. Co-op marketing funds are accounted for in accordance with EITF Issue No. 01-9, “Accounting for Consideration

Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” Under these guidelines, the Company accrues for co-op marketing funds as a marketing expense if it receives an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction to revenues.

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

Advertising:

The Company expenses the production costs of advertising as the expenses are incurred. The production costs of advertising consist primarily of trade shows, magazine and radio advertisements, agency fees and other direct production costs. Advertising expense for the years ended December 31, 2007, 2006 and 2005 was $27.9 million, $26.1 million, and $26.1 million, respectively.

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained. Upon adoption, the Company decreased its reserves for uncertain tax positions by $12.6 million. A $3.4 million decrease in relation to interest and penalties and various tax reserves was accounted for as a cumulative adjustment to the beginning balance of retained earnings. A $9.2 million decrease related to pre-acquisition tax reserves was accounted for as an adjustment to goodwill. In addition, the Company recognized certain net operating loss carryovers of PictureTel that had not been recognized previously. This resulted in the establishment of a deferred tax asset of $40.4 million and a corresponding reduction in goodwill. The Company continues to follow the practice of recognizing interest and penalties related to income tax matters as a part of provision for income taxes.

Foreign Currency Translation:

The financial statements of the Company’s foreign subsidiaries that operate where the functional currency is not the U.S. dollar are remeasured to U.S dollars at year-end exchange rates for monetary assets and liabilities while non-monetary items are remeasured at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation which is translated at historical rates. Foreign exchange gains and losses have not been significant to date and have been recorded in results of operations. The functional currency of DSTMedia Technology Co., Ltd. (DSTMedia), a wholly-owned subsidiary in China, is the Chinese Yuan (CNY). The functional currency of KIRK telecom A/S and KIRK scantel A/S , wholly owned subsidiaries in Denmark, is the Danish Krone (DKK). Adjustments resulting from translating the foreign currency financial statements of DSTMedia, KIRK telecom A/S and KIRK scantel A/S into the U.S. dollar are included as a separate component of “Cumulative other comprehensive income (loss).”

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

Prior to the adoption of SFAS 123(R), the Company accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations, other than as related to acquisitions, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. Stock-based compensation expense related to acquisitions was less than $0.1 million for the year ended December 31, 2005.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 was $41.7 million and $23.3 million, respectively, which consisted of stock-based compensation expense related to employee equity awards and employee stock purchases.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards is recognized using the graded vesting method. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The fair value of stock option awards is estimated at the grant date using the Black-Scholes option valuation model. The Company’s determination of fair value of stock option awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

Recent Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective the first quarter of fiscal year 2008. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on its financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008 and will be applied prospectively for all business combinations entered into after the date of adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of SFAS No. 160 is not anticipated to materially impact the Company’s consolidated financial position and results of operations.

2. Business Combinations:

On March 26, 2007, the Company acquired all of the outstanding shares of SpectraLink Corporation (“SpectraLink”). On January 5, 2007, the Company completed its acquisition of all of the outstanding shares of Destiny Conferencing Corporation (“Destiny”), a privately held telepresence solutions company. During the year ended December 31, 2005, the Company acquired DSTMedia Technology Co., Ltd. (“DSTMedia”). The details of each of these acquisitions are presented below. The following table summarizes the Company’s purchase price allocations related to these purchase business combination transactions (in thousands):

Acquisition Date	Acquired Company	Consideration Paid	In-process R&D Expense	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets
March 26, 2007	SpectraLink	$237,289	$9,400	$148,373	$75,700	$3,816
January 5, 2007	Destiny	48,086	—	37,870	18,800	(8,584)
August 25, 2005	DSTMedia	10,494	300	6,581	2,200	1,413

Totals		$295,869	$9,700	$192,824	$96,700	$(3,355)

Additionally, during the year ended December 31, 2004, the Company acquired Voyant Technologies, Inc. (“Voyant”). The Company also completed the acquisition of MeetU.com, Inc. (“MeetU”) during the year ended December 31, 2002. The Company completed the acquisitions of PictureTel Corporation (“PictureTel”), Atlanta Signal Processors, Inc. (“ASPI”), Circa Communications Ltd. (“Circa”) and Accord Networks Ltd. (“Accord”) during the year ended December 31, 2001. Changes in goodwill, purchased intangibles and fair value of net tangible assets are summarized as follows (in thousands):

	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets
Balance at December 31, 2005	$359,071	$20,332	$63,407
Less: Amortization	—	(6,091)	—
Subsequent fair value adjustments to assets acquired and liabilities assumed upon acquisition	(2,732)	—	2,544
Less: Impairment	—	(1,361)	—
Add: Additional consideration paid for DSTMedia	188
Foreign currency translation	228	55	—

Balance at December 31, 2006	$356,755	$12,935	$65,951
Add: Acquisition of SpectraLink	148,373	75,700	3,816
Add: Acquisition of Destiny	37,870	18,800	(8,584)
Add: Additional consideration paid for Circa	9,012	—	—
Less: Amortization	—	(18,856)	—
Subsequent fair value adjustments to assets acquired and liabilities assumed upon acquisition	(50,853)	—	50,853
Less: Impairment	—	(3,550)	—
Foreign currency translation	3,798	1,394	—

Balance at December 31, 2007	$504,955	$86,423	$112,036

The fair value adjustments to assets acquired during the year ended December 31, 2007 primarily resulted from the adoption of FIN 48 on January 1, 2007, and the elimination of $9.2 million in pre-acquisition tax reserves related to the PictureTel acquisition and the recognition of $40.4 million in net operating loss carryovers that had not been recognized previously. These adjustments to reserves and deferred tax assets resulted in a corresponding reduction in goodwill. See Note 13 of Notes to Consolidated Financial Statements for further information regarding the adoption of FIN 48. These adjustments were partially offset by a $9.0 million increase in goodwill related to the Circa acquisition whereby all shares previously held in escrow subject to certain earnout provisions were released. All shares have been earned as of December 31, 2007.

The fair value adjustments to assets acquired and liabilities assumed during the year ended December 31, 2006 resulted primarily from revisions to net cost estimates associated with the elimination of redundant facilities, release of certain other pre-acquisition tax contingencies upon settlement of the underlying tax matter and changes in estimates of the fair value of certain PictureTel and DSTMedia assets or liabilities recorded during the initial purchase price allocation.

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

The accompanying condensed consolidated financial statements reflect a purchase price of approximately $237.3 million, consisting of cash and other costs directly related to the acquisition as follows (in thousands):

Cash	$232,266
Direct acquisition costs	5,023

Total consideration	$237,289

The following is a summary of the allocation of the purchase price (in thousands):

Tangible assets:
Current assets		$53,632
Property, plant and equipment		11,106
Other assets		740

Total tangible assets acquired		65,478
Liabilities:
Current liabilities		(34,159)
Long-term liabilities		(27,503)

Total liabilities assumed		(61,662)

Fair value of net tangible assets		3,816

In-process research and development		9,400
Intangible assets consisting of:
	Weighted-Average Useful Life
Existing technology	4.7 years	37,400
Core technology	5 years	12,600
Customer relationships	6 years	17,900
Trade name and trademarks	6 years	7,000
Other	3.9 years	800

Total intangible assets		75,700

Goodwill		148,373

Total consideration		$237,289

The primary reason for the acquisition and the factors that contributed to the recognition of goodwill of $148.4 million relate to SpectraLink’s technology and products that, when combined with the Company’s existing product offerings, will provide Polycom with the ability to provide fixed and mobile solutions that encompass voice, video, and content collaboration solutions from the desktop, to the meeting room, to the mobile individual. In general, the goodwill is not deductible for tax purposes. See Note 3 of Notes to Consolidated Financial Statements for additional information on goodwill and purchased intangibles.

The $9.4 million allocated to in-process research and development, which related primarily to projects associated with software enhancements and upgrades to the functionality and performance of the Link, NetLink and DECT products, was recorded in “Purchased in-process research and development” in the Consolidated Statements of Operations. This amount was determined by management based on established valuation techniques in the high-technology industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed as of the acquisition date. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the intangibles and in-process research and development. The estimated net free cash flows generated by the in-process research and development projects were discounted at rates ranging from 15 to 16 percent in relation to the stage of completion and the technical risks associated with achieving technology feasibility. It is reasonably possible that the development of this technology could fail because of either prohibitive cost, inability to perform the required efforts to complete the technology or other factors outside of the Company’s control such as a change in the market for the resulting developed products. In addition, at such time that the projects are completed, it is reasonably possible that the completed products will not receive market acceptance or that the Company is unable to produce and market the product cost effectively.

SpectraLink’s results are included in the Company’s Voice Communications and Services segments from the date of acquisition. The financial information in the table below summarizes the combined results of operations of Polycom and SpectraLink, on a pro forma basis, as though the companies had been combined at the beginning of each period presented. The pro forma financial information combines the historical results of operations of Polycom and SpectraLink for the years ended December 31, 2007 and 2006. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisition actually taken place on January 1, 2007 or 2006, and should not be taken as indicative of future consolidated operating results (unaudited, in thousands, except per share amounts):

	December 31, 2007	December 31, 2006
Net revenues	$955,831	$893,996
Net income	$51,300	$53,507
Net income per share—basic	$0.56	$0.61
Net income per share—diluted	$0.54	$0.59

Unaudited pro forma net income includes amortization of purchased intangibles of $15.7 million in the years ended December 31, 2007 and 2006. The unaudited pro forma financial information for the year ended December 31, 2007 and 2006 also includes the following non-recurring charges: in-process research and development of $9.4 million, acquisition-related charges for the fair market value adjustment of inventory of $2.4 million and acquisition-related expenses incurred by SpectraLink of $3.7 million. The pro forma amounts above reflect a reduction of interest expense related to the debt that was paid off as part of the acquisition, as well as a reduction in interest income on the cash paid as part of the purchase price, assuming the acquisition occurred as of January 1, 2006 and 2007, with interest income calculated at the Company’s average rate of return for the respective periods. The pro forma net income above assumes an income tax provision at the Company’s consolidated tax rate for the respective year.

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

Pursuant to the Reorganization Agreement, Destiny shareholders and debtholders received $47.6 million in cash. Approximately $5.2 million of the cash was placed into escrow to be held as security for losses incurred by the Company in the event of certain breaches of the representations and warranties covered in the Reorganization Agreement or certain other events. In December 2007, approximately $5.0 million of the escrow was released to the Destiny shareholders. Destiny shareholders may receive up to an additional $10 million of cash consideration over a two-year period, based on the achievement of certain financial milestones, which will be recorded as additional goodwill if earned. Destiny’s results are included in the Company’s Video Solutions and Services segments from the date of acquisition. Pro forma results of operations have not been presented as the effects of this acquisition were not material on an individual basis.

The accompanying condensed consolidated financial statements reflect a purchase price of approximately $48.1 million, consisting of cash and other costs directly related to the acquisition as follows (in thousands):

Cash	$47,636
Direct acquisition costs	450

Total consideration	$48,086

The following is a summary of the allocation of the purchase price (in thousands):

Tangible assets:
Current assets		$1,336
Property, plant and equipment		565

Total tangible assets acquired		1,901

Liabilities:
Current liabilities		(4,214)
Long-term liabilities		(6,271)

Total liabilities assumed		(10,485)

Fair value of net liabilities assumed		(8,584)

Intangible assets consisting of:
	Weighted-Average Useful Life
Existing technology	6 years	15,600
Customer relationships	6 years	1,700
Non-competition agreements	5 years	1,500

Total intangible assets		18,800

Goodwill		37,870

Total consideration		$48,086

Management allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

The primary reason for the acquisition and the factors that contributed to the recognition of goodwill of $37.9 million relate to Destiny’s telepresense technology and the underlying patents. In general, the goodwill is not deductible for tax purposes. See Note 3 of Notes to Consolidated Financial Statements for additional information on goodwill and purchased intangibles.

DSTMedia Technology

On August 25, 2005, the Company acquired DSTMedia, a privately held video solutions company headquartered in Beijing, China. The aggregate consideration for the transaction was $10.5 million, comprised of $7.8 million in cash and $2.7 million in direct acquisition costs. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The Company recorded approximately $6.6 million of goodwill, $2.2 million of identifiable intangible assets with weighted average useful lives of 3.8 years, $1.4 million of net tangible assets and $0.3 million of in-process research and development costs in connection with this acquisition. The primary reason for the acquisition and the factors that contributed to the recognition of goodwill relate to DSTMedia’s ability to enhance the Company’s position in China, Japan and other Asian countries to deliver video networking and low end video solutions, as well as establish Chinese research and development operations. In general, the goodwill is not deductible for tax purposes. The $0.3 million allocated to in-process research and development was recorded in “Purchased in-process research and development” in the Consolidated Statements of Operations. See Note 3 of Notes to Consolidated Financial Statements for additional information on goodwill and purchased intangibles.

DSTMedia shareholders may receive up to an additional $20.0 million of consideration through 2008, payable in cash, based on the achievement of certain financial milestones relating to the operating results of DSTMedia. Any additional consideration paid to the DSTMedia shareholders would result in an increase in goodwill. DSTMedia’s results of operations have been included in our results of operations since August 25, 2005 in our Video Solutions and Services segments. Pro forma results of operations have not been presented as the effects of this acquisition were not material on an individual basis.

3. Goodwill and Purchased Intangibles:

The following table presents details of the Company’s goodwill by segment (in thousands):

	Video Solutions	Voice Communications	Services	Total
Balance at December 31, 2005	$295,284	$8,878	$54,909	$359,071
Add: Additional consideration paid for DSTMedia	188	—	—	188
Less: Changes in fair value of liabilities assumed	(2,421)	21	(332)	(2,732)
Foreign currency translation	228	—	—	228

Balance at December 31, 2006	293,279	8,899	54,577	356,755
Add: Spectralink acquisition	—	117,214	31,159	148,373
Add: Destiny acquisition	24,986	—	12,884	37,870
Add: Additional consideration paid for Circa	—	9,012	—	9,012
Less: Changes in fair value of liabilities assumed	(44,290)	(10)	(6,553)	(50,853)
Foreign currency translation	444	2,659	695	3,798

Balance at December 31, 2007	$274,419	$137,774	$92,762	$504,955

In the fourth quarters of 2007 and 2006, the Company completed its annual goodwill impairment test outlined under SFAS 142 which requires the assessment of goodwill for impairment on an annual basis. The assessment of goodwill impairment was conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. The fair value was determined using an income approach whereby the fair value of the asset is based on the value of the cash flows that the asset can be expected to generate in the future. These estimated future cash flows were discounted at rates ranging from 14 to 17 percent to arrive at their respective fair values. Based on the results of this impairment test, the Company determined that its goodwill assets were not impaired during 2007 or 2006.

The following table presents details of the Company’s total purchased intangible assets as of December 31 (in thousands):

	2007				2006
Purchased Intangible Assets	Gross Value	Accumulated Amortization	Accumulated Impairment	Net Value	Gross Value	Accumulated Amortization	Accumulated Impairment	Net Value
Core and developed technology	$109,178	$(48,757)	$(4,650)	$55,771	$43,578	$(34,887)	$(1,650)	$7,041
Patents	14,068	(12,468)	(1,361)	239	14,068	(12,225)	(1,361)	482
Customer and partner relationships	44,625	(24,876)	—	19,749	25,125	(21,921)	—	3,204
Trade name	10,021	(2,458)	(150)	7,413	3,021	(663)	(150)	2,208
Other	4,862	(1,001)	(610)	3,251	2,462	(2,402)	(60)	—

Total	$182,754	$(89,560)	$(6,771)	$86,423	$88,254	$(72,098)	$(3,221)	$12,935

In 2007, 2006 and 2005, the Company recorded amortization expense related to purchased intangibles of $8.0 million, $6.1 million and $6.9 million, respectively, which is included in “Amortization and impairment of purchased intangibles” in the Consolidated Statement of Operations. In 2007, the Company recorded approximately $10.9 million of amortization of purchased intangibles to “Cost of Product Revenues” in the Consolidated Statements of Operations. Amortization and impairment of intangibles is not allocated to the Company’s segments.

Upon adoption of SFAS 142, the Company determined that a purchased trade name intangible of $0.9 million had an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is no longer amortized but is reviewed for impairment annually or sooner under certain circumstances.

The Company evaluates its purchased intangibles for possible impairment on an ongoing basis. When impairment indicators exist, the Company performs an assessment to determine if the intangible asset has been impaired and to what extent. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. In the fourth quarter of 2007, the Company determined that there was a decline in the projected future cash flows from future products that will utilize the technology acquired in the Voyant acquisition and a formal assessment of the purchased intangibles was performed. Based on the results of the impairment test, the Company recorded an impairment charge of $3.6 million related to the existing technologies and trade names that were part of the intangible assets acquired as part of the Voyant acquisition. In the year ended December 31, 2006, the Company recorded an impairment charge of $1.4 million related to core technologies and patents that were part of the intangible assets acquired as part of the Voyant acquisition. The impairment charges are recorded in “Amortization and impairment of purchased intangibles” in the Consolidated Statements of Operations.

The estimated future amortization expense of purchased intangible assets as of December 31, 2007 is as follows (in thousands):

Year ending December 31,	Amount
2008	$21,779
2009	19,121
2010	19,012
2011	14,204
2012	9,903
Thereafter	1,486

Total	$85,505

4. Acquisition-Related Costs and Liabilities:

The following table summarizes the activity in the Company’s acquisition-related liabilities and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits	Integration Costs, Merger Fees and Expenses
Balance at December 31, 2004	$9,081	$50	$66
Additions to the reserve	—	—	351
Release of reserve	(3)	(50)	—
Cash payments and other usage	(4,964)	—	(417)

Balance at December 31, 2005	4,114	—	—
Additions to the reserve	—	—	161
Release of reserve	(938)	—	—
Cash payments and other usage	(1,161)	—	(161)

Balance at December 31, 2006	2,015	—	—
Additions to the reserve	2,393	7,007	4,258
Release of reserve	(168)	—	—
Cash payments and other usage	(1,274)	(6,604)	(4,258)

Balance at December 31, 2007	$2,966	$403	$—

The Company had approximately $2.3 million of acquisition-related reserves classified as other long-term liabilities at December 31, 2007. There were no acquisition-related reserves classified as other long-term liabilities at December 31, 2006. Approximately $1.1 million and $2.0 million at December 31, 2007 and 2006, respectively, of acquisition-related reserves were classified as current liabilities.

Facility Closings

The Company’s facility closings liability is primarily attributable to consolidation of facilities related to the SpectraLink acquisition, and to a lesser extent, its PictureTel acquisition. The balance at December 31, 2007 relates to liabilities of $2.4 million associated with the SpectraLink acquisition as a result of plans to vacate three facilities within the next 12 months, as well as one vacant facility from the PictureTel acquisition. During the year ended December 31, 2007, the Company recorded payments totaling $1.3 million against the restructuring related to these facility closings. During the year ended December 31, 2007, the Company released a reserve of $0.2 million for a facility related to the PictureTel acquisition.

Severance and Related Benefits

The Company recorded a liability of $7.0 million for severance and related benefits as part of the liabilities assumed in the acquisition of SpectraLink as a result of establishing a plan to involuntarily terminate or relocate certain general and administrative and manufacturing positions over the next 12 months. During the year ended December 31, 2007, the Company made payments totaling $6.6 million against the restructuring for severance and related benefits. The remaining $0.4 million is expected to be paid or released by March 31, 2008.

Integration Costs, Merger Fees and Expenses

Merger-related transaction and period expenses for the years ended December 31, 2007, 2006 and 2005 of $4.3 million, $0.2 million and $0.4 million, respectively, principally consisted of financial advisory, accounting, legal and consulting fees, and other direct integration-related expenses incurred in the period primarily related to SpectraLink and Destiny in 2007 and DSTMedia in 2006 and 2005.

5. Balance Sheet Details:

Inventories consist of the following (in thousands):

	December 31,
	2007	2006
Raw materials	$8,100	$3,554
Work in process	423	769
Finished goods	62,583	43,706

	$71,106	$48,029

Property and equipment, net, consist of the following (in thousands):

		December 31,
	Estimated useful Life	2007	2006
Computer equipment and software	3 to 5 years	$102,366	$84,699
Equipment, furniture and fixtures	1 to 5 years	43,181	28,328
Tooling equipment	3 years	14,130	10,525
Leasehold improvements	3 to 13 years	15,216	10,902

		174,893	134,454
Less: Accumulated depreciation and amortization		(117,283)	(95,028)

		$57,610	$39,426

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Accrued expenses	$10,913	$8,504
Accrued co-op expenses	10,311	7,870
Restructuring and acquisition related reserves	1,266	2,786
Warranty obligations	10,538	8,060
Derivative liability	1,875	299
Sales tax payable	4,802	3,924
Employee stock purchase plan withholding	5,257	3,288
Other accrued liabilities	3,852	5,049

	$48,814	$39,780

6. Restructure Costs:

In 2007, 2006 and 2005, the Company recorded restructuring charges in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” totaling $0.4 million, $2.4 million and $0.6 million, respectively. All restructure charges were recorded in “Restructure costs” in the Consolidated Statements of Operations.

The following table summarizes the activity of the Company’s restructure reserves (in thousands):

Severance and Related Benefits
Balance at December 31, 2004	$21
Additions to the reserve	649
Release of reserve	(16)
Cash payments and other usage	(654)

Balance at December 31, 2005	—
Additions to the reserve	2,434
Release of reserve	(24)
Cash payments and other usage	(1,639)

Balance at December 31, 2006	771
Additions to the reserve	363
Cash payments and other usage	(899)

Balance at December 31, 2007	$235

In 2007, management announced the reorganization of its video and network systems divisions into one combined business unit, the Video Solutions Group. As a result of this reorganization, two executive positions were eliminated. These actions were taken to better align the company’s product development and product marketing with its go-to-market strategy. As of December 31, 2007, the total charge expected to be incurred related to these actions was $0.4 million, of which $0.2 million was recorded in 2007.

In 2006, management approved a restructuring plan in the third quarter for eliminating or relocating certain positions throughout the Company in order to consolidate certain functions into one location, as well as to relocate the Asia Pacific headquarters from Hong Kong to Singapore. Management also approved a restructuring plan in the first quarter for eliminating certain positions throughout the Company but focused primarily on the sales and general and administrative functions. The resulting actions were intended to streamline and focus the Company’s efforts and more properly align its cost structure with its projected revenue streams. Total charges for these actions were $2.4 million in 2006 and $0.2 million in 2007. The charges were comprised of severance and other employee termination benefits related to these workforce reductions, which impacted less than 3 percent of the Company’s employees worldwide, and costs related to relocations that had been incurred as of December 31, 2006. All amounts related to these actions have been paid as of December 31, 2007.

In 2005, management approved a restructuring plan for eliminating or relocating certain positions throughout the Company, but focused on the sales and general and administrative functions. The resulting actions were intended to streamline and focus the Company’s efforts and more properly align its cost structure with its projected revenue streams. This charge consisted of severance and other employee termination benefits related to these workforce reductions, which comprised less than 1 percent of the employees worldwide. All obligations related to these charges had been paid or released as of December 31, 2005.

7. Investments:

The Company has investments in debt securities and also has strategic investments in private companies. The classification of these investments are as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Balances at December 31, 2007:
Investments—Short-term:
U.S. government securities	$427	$—	$(1)	$426
State and local governments	500	—	—	500
Corporate debt securities	63,803	231	(2,297)	61,737

Total investments – short-term	$64,730	$231	$(2,298)	$62,663

Investments—Long-term:
U.S. government securities	$11,598	$9	$—	$11,607
State and local governments	—	—	—	—
Corporate debt securities	20,748	13	(28)	20,733

Total investments—long-term	$32,346	$22	$(28)	$32,340

Investments—privately—held companies	$1,694	$—	$—	$1,694

Balances at December 31, 2006:
Investments—Short-term:
U.S. government securities	$27,062	$2	$(50)	$27,014
State and local governments	25,113	—	(3)	25,110
Corporate debt securities	106,142	368	(1,289)	105,221

Total investments – short-term	$158,317	$370	$(1,342)	$157,345

Investments—Long-term:
U.S. government securities	$49,049	$1	$(123)	$48,927
State and local governments	—	—	—	—
Corporate debt securities	53,345	4	(143)	53,206

Total investments – long-term	$102,394	$5	$(266)	$102,133

Investments—privately—held companies	$8,900	$—	$—	$8,900

The following table summarizes the fair value and gross unrealized losses of our investments, including those securities that are categorized as cash equivalents, with unrealized losses (in thousands), aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2007 and 2006:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2007
U.S. government securities	$12,509	$(17)	$—	$—	$12,509	$(17)
State and local governments	—	—	—	—	—	—
Corporate debt securities	45,519	(1,739)	19,270	(597)	64,789	(2,336)

Total Investments	$58,028	$(1,756)	$19,270	$(597)	$77,298	$(2,353)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2006:
U.S. government securities	$28,327	$(37)	$37,028	$(136)	$65,355	$(173)
State and local governments	2,232	(3)	—	—	2,232	(3)
Corporate debt securities	111,522	(1,396)	14,704	(36)	126,226	(1,432)

Total Investments	$142,081	$(1,436)	$51,732	$(172)	$193,813	$(1,608)

Debt Securities

The Company’s short-term and long-term investments are comprised of U.S., state and municipal government obligations and foreign and domestic public corporate debt securities. Investments, other than auction rate securities, which accounted for approximately $0.5 million at December 31, 2007, are classified as short-term or long-term based on their original or remaining maturities and whether the securities represent the investment of funds available for current operations. At December 31, 2007, our long-term investments had contractual maturities of 1 to 2 years. Nearly all investments are held at a limited number of major financial institutions in the Company’s name. At December 31, 2007 and 2006, all of the Company’s investments were classified as available-for-sale and are carried at fair value based on quoted market prices at the end of the reporting period. Unrealized gains and losses are recorded as a separate component of cumulative other comprehensive income in stockholder’s equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net. During 2007, 2006 and 2005, the Company recorded gross realized gains of $4.0 million, $2.9 million and $1.1 million and gross realized losses of $1.1 million, $0.2 million and $0.5 million on the disposal of investments. The unrealized loss balances in corporate debt securities as of December 31, 2007 were primarily caused by the unfavorable pricing in the market for these securities relative to U.S. government obligations. Because the Company has the ability and intent to hold these debt securities until a recovery of fair value, which may be at maturity, it does not consider these debt securities to be other-than-temporarily impaired at December 31, 2007.

The Company’s investment policy limits the concentration of its investments in debt securities to an unlimited amount of U.S. Government and U.S. Government Agencies, a maximum of 4% in a single issuer for all other corporate debt securities and a maximum of 10% in any single money market fund. The policy also limits the percent of our portfolio held in these instruments to a minimum of 20% in U.S. Government and U.S. Government Agencies and no more than 25% to 75% of other corporate debt instruments depending on the debt classification. All of the Company’s debt securities must be rated by both Standard and Poor’s and Moody’s and must have a high quality credit rating. The Company is in compliance with its investment policy at December 31, 2007.

Private Company Investments

For strategic reasons, the Company has made various investments in private companies. These private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. The Company reviews these investments for impairment when events or changes in circumstances indicate that impairment may exist and makes appropriate reductions in carrying value, if necessary. The Company evaluates a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At December 31, 2007 and December 31, 2006, these investments had a carrying value of $1.7 million and $8.9 million, respectively. In the year ended December 31, 2007, the Company made an additional investment of $0.2 million. During the year ended December 31, 2007, the Company wrote down its investment in a privately held company of $7.4 million. The write-down of $7.4 million was based upon the Company’s evaluation of the investee’s financial position, including cash usage, the status of the investee’s business prospects as of June 30, 2007, and the rights and privileges associated with the investment. Based on this evaluation and the Company’s intent as of June 30, 2007 not to participate in the additional funding of the investee that was in process, it was determined that based upon the preferences, including liquidation preferences, that will be held by more senior securities, the write down of the carrying value to zero was necessary. Subsequently, the Company did not participate in the additional funding that closed during the year. In the year ended December 31, 2006, the Company made a $3.0 million investment in a privately held company and did not record any write-downs of existing investments in privately held companies. These investments are recorded in “Other assets” in our Consolidated Balance Sheets.

8. Business Risks and Credit Concentration:

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

The Company markets its products to distributors and end-users throughout the world. Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses. The expansion of Polycom’s product offerings may increase the Company’s credit risk as customers place larger orders for initial stocking orders. There can be no assurance that the Company’s credit loss experience will remain at or near historic levels. At December 31, 2007 and 2006, no single customer accounted for more than 10% of gross accounts receivable.

The Company has purchased licenses for technology incorporated in its products. The value of these long-term assets is monitored for any impairment and if it is determined that a write-down is necessary, this charge could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

9. Commitments and Contingencies:

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

Standby Letters of Credit:

The Company has standby letters of credit totaling approximately $2.0 million at December 31, 2007.

License Agreements:

The Company enters into various license agreements in the normal course of business and the cost of these agreements are amortized over the expected life of the respective agreements. The cost of these agreements and the amounts amortized in the years presented, both combined and individually, are not significant.

Contingent Consideration from Acquisitions:

See Note 2 of Notes to Consolidated Financial Statements regarding contingent consideration from acquisitions.

Leases:

The Company leases certain office facilities and equipment under noncancelable operating leases expiring between 2008 and 2016. As of December 31, 2007, the following future minimum lease payments, net of estimated sublease income are due under the current lease obligations. In addition to these minimum lease payments, the Company is contractually obligated under the majority of its operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. This table excludes leases expiring or subject to cancellation within twelve months subsequent to December 31, 2007 (in thousands):

	Gross Minimum Lease Payments	Estimated Sublease Receipts	Net Minimum Lease Payments
Year ending December 31,
2008	$13,407	$(30)	13,377
2009	14,529	—	14,529
2010	13,832	—	13,832
2011	12,732	—	12,732
2012	9,039	—	9,039
Thereafter	25,877	—	25,877

Total payments	$89,416	$(30)	$89,386

Rent expense, including the effect of any future rent escalations or rent holiday periods, is recognized on a straight-line basis over the term of the lease which is deemed to commence upon the Company gaining access and control of the facility. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $21.6 million, $18.3 million and $17.4 million, respectively. The short-term deferred lease obligation included in other accrued liabilities was $0.4 million and $0.4 million as of December 31, 2007 and 2006, respectively. The long- term deferred lease obligation included in other long-term liabilities was $5.2 million and $2.1 million as of December 31, 2007 and 2006, respectively. In the event the Company does not exercise its option to extend the term of any of its leases, or when any of these leases expire, the Company may incur certain costs to restore the properties to conditions in place at the time of commencement of the lease. The Company is unable to estimate the fair value of these restoration costs as these costs cannot be determined until the end of the lease term and at times can be based on the landlord’s discretion and subsequent negotiations between the landlord and the Company.

10. Hedging:

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

The Company enters into foreign exchange forward contracts denominated in Euros, British Pounds and Israeli Shekels. These hedges do not require special hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133). At each reporting period, the fair value of the Company’s forward contracts is recorded on the balance sheet, and any fair value adjustments are recorded in other income (expense), net, and are offset by the corresponding gains and losses on foreign currency denominated assets and liabilities. Fair values of foreign exchange forward contracts are determined using quoted market spot and interest rates. The Company does not enter into foreign currency forward contracts for trading or speculative purposes.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at December 31, 2007 of the outstanding non-designated hedges, all of which mature in 60 days or less from original purchase date (foreign currency and dollar amounts in thousands):

	Foreign Currency	USD Equivalent	Positions
Euro	15,952	$22,051	Sell
Euro	8,639	$12,132	Buy
British Pound	6,085	$12,055	Sell
British Pound	3,273	$6,419	Buy
Israeli Shekel	18,089	$4,376	Buy

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in net gains of less than $0.2 million, $0.8 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Cash Flow Hedges

The Company’s policy in managing its foreign exchange risk management program is to protect the economic value of the company from foreign currency fluctuations. As a result, the Company purchases forward foreign exchange contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. All foreign exchange contracts are carried at fair value and the maximum duration of foreign exchange forward contracts do not exceed thirteen months. Cash flow exposures result from portions of the Company’s forecasted revenues and operating expenses being denominated in currencies other than the U.S. dollar, primarily the Euro, British Pound and Israeli Shekel. The Company enters into these foreign exchange contracts to hedge forecasted revenue and operating expenses in the normal course of business, and accordingly, they are not speculative in nature.

To receive hedge accounting treatment under SFAS 133, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The Company records effective spot to spot changes in these cash flow hedges in cumulative other comprehensive income (loss) until the forecasted transaction occurs. As of December 31, 2007, the Company estimated that all of the existing gains, which are less than $0.1 million, will be reclassified into revenue and operating expenses from accumulated other comprehensive income (loss) within the next twelve months.

The following table summarizes the derivative-related activity in cumulative other comprehensive income (loss) (in thousands and not tax effected):

	Year Ended December 31, 2007	Year Ended December 31, 2006
Beginning Balance	$12	$—
Net losses reclassified into earnings for revenue hedges	(3,319)	(288)
Net gains reclassified into earnings for operating expense hedges	1,926	182
Net increase in fair value of cash flow hedges	1,379	118

Ending balance	$(2)	$12

When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue or operating expense depending upon the transaction being hedged. During the years ended December 31, 2007 and 2006, net losses of $3.3 million and $0.3 million and net gains of $1.9 million and $0.2 million were reclassified from cumulative other comprehensive income (loss) to revenue and operating expense, respectively. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be reclassified from cumulative other comprehensive income (loss) to other income (expense) on the consolidated statement of operations at that time. For the years ended December 31, 2007 and 2006, there were no such net gains or losses recognized in other income (expense) relating to hedges of forecasted transactions that did not occur.

The Company evaluates hedging effectiveness prospectively and retrospectively and records any ineffective portion of the hedging instruments in other income (expense) on the consolidated statement of operations. The Company did not incur any net gains or losses for cash flow hedges due to hedge ineffectiveness during the years ended December 31, 2007 and 2006. The time value of purchased derivative instruments is excluded from effectiveness testing and is recorded in other income (expense) each period over the life of the contract. Other income (expense) for the years ended December 31, 2007 and 2006 included net gains of $0.1 million and less than $0.1 million, respectively, representing the excluded time value component of the purchased forward contracts.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at December 31, 2007 of the outstanding cash flow hedges, all of which are carried at fair value and have maturities of less than 360 days (foreign currency and dollar amounts in thousands):

	Foreign Currency	USD Equivalent	Positions
Euro	14,575	$21,166	Buy
Euro	43,158	$62,634	Sell
British Pound	11,278	$22,265	Buy
British Pound	15,889	$31,404	Sell
Israeli Shekel	4,186	$1,022	Buy

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at December 31, 2007 of the outstanding cash flow hedges, all of which are carried at fair value and have maturities of greater than 360 days (foreign currency and dollar amounts in thousands):

	Foreign Currency	USD Equivalent	Positions
Euro	4,098	$5,958	Buy
Euro	14,599	$21,225	Sell
British Pound	3,338	$6,540	Buy
British Pound	5,759	$11,284	Sell

As of December 31, 2007 and 2006, the Company had a derivative asset of $1.4 million and $0.2 million, respectively, included in “Prepaid expenses and other current assets” and a derivative liability of $1.9 million and $0.3 million, respectively, included in “Other accrued liabilities” in its Consolidated Balance Sheets.

11. Stockholders’ Equity:

Stock Option Plans:

On June 2, 2004, shareholders approved the 2004 Equity Incentive Plan (“2004 Plan”) and reserved for issuance under the 2004 Plan 12,500,000 shares, plus all remaining available options from the terminated 1996 Stock Option Plan (“1996 Plan”). To the extent any shares would be returned to the 1996 Plan as a result of expiration, cancellation or forfeiture, those shares instead are added to the reserve of shares available under the 2004 Plan. In addition, the Company assumed 1,354,099 shares under Voyant’s 2000 Equity Incentive Plan following the completion of the Voyant acquisition in January 2004.

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

Performance Shares and Restricted Stock:

The Compensation Committee of the Board of Directors may also grant performance shares under the 2004 Plan to officers and to certain other employees as a component of the Company’s broad-based equity compensation program. Performance shares represent a commitment by the Company to deliver shares of Polycom common stock at a future point in time, subject to the fulfillment by the Company of pre-defined performance criteria. The number of performance shares subject to vesting is determined at the end of a given performance period. Generally, if the performance criteria are deemed achieved, performance shares will vest from one to three years from the anniversary of the grant date.

The fair value of a performance share award is based on the closing market price of the Company’s common stock on the date of award. Such awards will be earned only if performance goals over performance periods established by or under the direction of the Compensation Committee are met. The performance goals and periods may vary from participant-to-participant, group-to-group, and time-to-time. The performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target metric and may equal from zero percent (0%) to two hundred and fifty percent (250%) of the initial award. Stock-based compensation expense for performance shares is recognized using the graded vesting method over the service period, which is generally three years, and is adjusted each period during the performance period based on the current estimate of performance compared to the target metric.

Non-employee directors currently receive annual awards of restricted stock. The restricted stock vests quarterly over one year from the date of grant. The fair value of these awards is the fair market value of the Company’s common stock on the date of grant. Stock-based compensation expense for these awards is generally amortized over six months from the date of grant due to retirement provisions contained in the underlying agreements.

Activity under the above plans for the year ended December 31, 2007 was as follows:

	Shares Available for Grant	Outstanding Options		Weighted Avg Contractual Term (Years)	Aggregate Intrinsic Value
		Number of Shares	Weighted Avg Exercise Price
Balances, December 31, 2006	9,349,899	11,864,837	$19.05
Options granted	(3,885,201)	3,885,201	$33.70
Options granted related to business acquisitions	(540,812)	540,812	$33.95
Restricted shares granted	(75,833)	—	—
Performance shares granted	(514,913)	—	—
Performance shares granted related to business acquisitions	(48,000)	—	—
Restricted shares cancelled	7,500	—	—
Performance shares forfeited	103,100	—	—
Options exercised	—	(3,286,769)	$17.75
Options forfeited	797,777	(797,777)	$25.38
Options expired	(17,946)	—	—

Balances, December 31, 2007	5,175,571	12,206,304	$24.32

Options vested and expected to vest as of December 31, 2007(1)	—	11,140,243	$23.82	4.17	$68,956,853

(1)	Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $49.8 million, $35.2 million, and $4.7 million, respectively.

As of December 31, 2007, 2006 and 2005, 5,889,930, 6,943,985 and 9,001,494 outstanding options were exercisable at an aggregate average exercise price of $20.04, $19.39 and $18.76, respectively.

The options outstanding and currently exercisable by exercise price at December 31, 2007 are as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$2.85-$16.70	1,130,980	2.91	$13.63	916,044		$13.14
$16.80-$16.80	1,678,297	4.59	$16.80	775,376		$16.80
$16.81-$17.75	1,523,291	3.08	$17.60	1,229,048		$17.59
$18.13-$19.96	1,296,727	3.06	$19.21	953,293		$19.30
$20.01-$22.58	1,232,926	3.97	$21.59	869,219		$21.56
$22.70-$32.01	1,233,584	3.56	$25.65	720,150		$24.48
$33.06-$34.19	1,463,891	6.29	$33.56	11,168		$33.57
$34.20-$34.47	152,451	2.13	$34.21	152,451		$34.21
$34.84-$34.84	2,152,340	6.10	$34.84	17,741		$34.84
$35.35-$50.13	341,817	3.46	$40.65	245,440		$42.26

	12,206,304	4.33	$24.32	5,889,930	2.85	$20.04

The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2007 was $71.6 million and $50.6 million, respectively.

As of December 31, 2007, total compensation cost related to nonvested stock options not yet recognized was $48.3 million, which is expected to be recognized over the next 24 months on a weighted-average basis.

The following information summarizes the changes in unvested performance shares and non-employee director restricted stock awards for 2007:

	Number of Shares	Weighted Avg Grant Date Fair Value
Unvested shares at December 31,2006	608,474	$19.82
Performance shares and restricted stock granted	575,820	$33.75
Performance shares and restricted stock vested and issued	(34,012)	$30.85
Performance shares and restricted stock forfeited	(77,850)	$20.87

Unvested shares at December 31, 2007	1,072,432	$26.87

As of December 31, 2007, there was $15.1 million of total unrecognized compensation cost related to unvested shares which is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested in 2007 was $1.0 million.

Valuation and Expense Information Under SFAS 123(R)

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values. The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the years ended December 31, 2007 and 2006 and its allocation within the Consolidated Statements of Operations (in thousands):

	December 31, 2007	December 31, 2006
Cost of sales—product	$2,674	$1,474
Cost of sales—service	3,360	1,734

Stock-based compensation expense included in cost of sales	6,034	3,208

Sales and marketing	12,665	6,768
Research and development	12,482	7,311
General and administrative	10,478	6,001

Stock-based compensation expense included in operating expenses	35,625	20,080

Stock-based compensation expense related to employee equity awards and employee stock purchases	41,659	23,288
Tax benefit	11,790	6,986

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$29,869	$16,302

There was no stock-based compensation expense recognized for the year ended December 31, 2005 except as it related to acquisitions. Stock-based compensation expense related to acquisitions was less than $0.1 million for the year ended December 31, 2005. Stock-based compensation expense is not allocated to segments because it is separately maintained at the corporate level.

The Company elected not to capitalize any stock-based compensation during the years ended December 31, 2007 and 2006 due to these amounts being immaterial.

Valuation Assumptions:

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), SAB 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation expense (determined under a fair value method as prescribed by SFAS 123). The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2007 and 2006 was $10.86 per share and $7.05 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the years ended December 31, 2007 and 2006 was $8.21 per share and $5.44 per share. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting attribution approach with the following weighted-average assumptions:

	December 31, 2007		December 31, 2006
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	34.65%	34.22%	36.19%	38.49%
Risk-free interest rate	4.62%	5.03%	4.76%	4.88%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	3.71	0.49	3.70	0.49

Prior to fiscal 2006, the Company had used its historical stock price volatility, in accordance with SFAS 123, for purposes of calculating its pro forma information. In 2007 and 2006, the Company used the implied volatility for one-year traded options on the Company’s stock as the expected volatility assumption required in the Black-Scholes model consistent with SFAS 123(R) and SAB 107. The selection of the implied volatility assumption in 2007 and 2006 was based upon the availability of actively traded options in the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.

The risk-free interest rate assumption is based upon published interest rates appropriate for the expected life of the Company’s employee stock options and employee stock purchase rights.

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

Consistent with the disclosure provisions of SFAS 148, the Company’s net income and basic and diluted net income per share for year ended December 31, 2005 would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

December 31, 2005
Net income—as reported	$62,745
Add stock based compensation expensed during the period	35
Less stock based compensation expense determined under fair value based method, net of taxes of $7,051	(18,105)

Net income—pro forma	$44,675

Basic net income per share—as reported	$0.66
Basic net income per share—pro forma	$0.47
Diluted net income per share—as reported	$0.65
Diluted net income per share—pro forma	$0.46

The weighted average fair value of options granted pursuant to the option plans for the year ended December 31, 2005 was $6.91 per share. The weighted average fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan for the year ended December 31, 2005 was $3.90 per share. The total fair value of shares vested for the year ended December 31, 2005 was $24.8 million. There were no performance shares issued prior to 2006. The fair value of each option grant was estimated on the date of grant using the multiple option approach and the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31, 2005
	Stock Options	Employee Stock Purchase Plan
Expected volatility	52.19%	30.40%
Risk-free interest rate	4.17%	3.65%
Expected dividends	0.0%	0.0%
Expected life (yrs)	3.43	0.49

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

Share Repurchase Program:

On August 9, 2005, the Company announced that the Board of Directors had approved a share repurchase plan, pursuant to which it would purchase shares of the Company’s common stock with an aggregate value of up to $250 million in the open market from time to time (“2005 Share Repurchase Plan”). In addition, on May 7, 2007, the Company announced that the Board of Directors had extended its existing program by approving an additional share repurchase program to purchase up to $250 million of its common stock (“2007 Share Repurchase Plan”). During the year ended December 31, 2007, the Company repurchased 4.3 million shares of common stock in the open market for cash of $125.7 million. As of December 31, 2007, all of the share repurchases authorized under the 2005 Share Repurchase Plan had been completed, and the Company was authorized to purchase up to an additional $140.0 million of shares in the open market under the 2007 Share Repurchase Plan.

12. Employee Benefits Plans:

401(k) Plans:

The Company has a 401(k) Plan (the Polycom 401(k) Plan), which covers the majority of employees in the United States. Each eligible employee may elect to contribute to the Polycom 401(k) Plan, through payroll deductions, the lesser of 60% of their eligible compensation or $15,000 in 2007, subject to current statutory limitations. The Company does not offer its own stock as an investment option in the Polycom 401(k) Plan. The Company, at the discretion of the Board of Directors, may make matching contributions to the Polycom 401(k) Plan. The Company matches in cash 50% of the first 6% of compensation employees contribute to the Polycom 401(k) Plan, up to a certain maximum per participating employee per year. For fiscal years 2007, 2006 and 2005, the maximum Company cash match has been $1,500 per participating employee per year. The Polycom 401(k) Plan provides that employees who are projected to be age 50 or older by December 31, 2007 and have elected to contribute to the Polycom 401(k) Plan may also make a catch-up contribution of up to $5,000.

The Company’s contributions to the Polycom 401(k) Plan totaled approximately $1.4 million, $1.2 million and $1.1 million in 2007, 2006 and 2005, respectively.

Employee Stock Purchase Plan:

Under the Employee Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during 6 month offering periods with purchase dates at the end of each offering period (each January and July). The Company has reserved 7,500,000 shares of common stock for issuance under the plan. Shares are purchased through employees’ payroll deductions, up to a maximum of 20% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more than 5,000 shares per offering or $25,000 worth of common stock in any one calendar year. During 2007, 2006, and 2005, 374,915, 407,513, and 412,509 shares were purchased at average per share prices of $21.71, $15.28 and $14.39, respectively. At December 31, 2007, there were 4,217,572 shares available to be issued under this plan.

13. Income Taxes:

Income tax expense consists of the following (in thousands):

	Year ended December 31,
	2007	2006	2005
Current
U. S. Federal	$11,497	$15,558	$17,491
Foreign	6,445	2,843	4,066
State and local	4,123	3,170	3,574

Total current	22,065	21,571	25,131

Deferred
U. S. Federal	4,448	9,117	11,024
Foreign	(700)	(248)	(1,128)
State and local	(994)	385	(85)

Total deferred	2,754	9,254	9,811

Income tax expense	$24,819	$30,825	$34,942

Discontinued operations and sale thereof	$—	$—	$220
Continuing operations	24,819	30,825	34,722

Income tax expense	$24,819	$30,825	$34,942

The sources of income before the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
United States	$36,696	$64,960	$59,584
Foreign	51,004	37,789	38,103

Income before provision for income taxes	$87,700	$102,749	$97,687

The Company’s tax provision differs from the provision computed using statutory tax rates as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Federal tax at statutory rate	$30,695	$35,962	$34,190
State taxes, net of federal benefit	2,151	2,837	2,051
In-process research and development	2,877	—	—
Non-deductible share based compensation	2,094	2,546	—
Foreign income at tax rates different than U.S. rates	(11,059)	(7,586)	(8,247)
Release of foreign taxes accrued in previous years	(1,887)	(1,804)	—
Research and development tax credit	(1,852)	(925)	(818)
Dividend repatriation	—	—	7,505
Other	1,800	(205)	261

Tax provision	$24,819	$30,825	$34,942

The tax effects of temporary differences that give rise to the deferred tax assets (liabilities) are presented below (in thousands):

	2007	2006
Property and equipment, net, principally due to differences in depreciation	$3,853	$2,043
Capitalized research and development costs	3,755	4,880
Inventory	3,828	3,162
Restructuring reserves	1,299	380
Other reserves	17,637	15,497
Share based compensation	12,303	3,949
Net operating and capital loss carryforwards	11,777	889
Tax credit carryforwards	17,014	8,592
State income tax	380	—
Investments	4,863	1,698

Deferred tax asset	76,709	41,090
Acquired intangibles	(30,339)	(1,885)

Net deferred tax asset	$46,370	$39,205

As of December 31, 2007, the Company has net operating loss carryovers and tax credit carryovers of approximately $11.8 million and $17.0 million, respectively. The net operating loss carryforwards and tax credit carryforwards begin to expire in 2013 and 2008, respectively. A portion of the future utilization of the Company’s carryforwards is subject to certain limitations due to a change in ownership that occurred in 2001 and 2004.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 31, 2007, the cumulative amount of earnings upon which U.S. income tax has not been provided is approximately $75.6 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

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

In accordance with SFAS123(R), which the Company adopted on January 1, 2006, tax savings from expected future deductions based on the expense attributable to various stock option plans are reflected in the federal and state tax provisions for 2006 and 2007. They are not reflected in those provisions for 2005. The reduction of the income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were $14.2 million in 2007, $10.2 million in 2006 and $1.4 million in 2005.

The Company has been granted a beneficial tax status by the Israeli tax authorities for income earned in Israel. Under the terms, the company is eligible for significant tax rate reductions for several years following the first year in which the Company has Israeli taxable income after consideration of tax losses carried forward. The Company to date has realized tax savings of approximately $14.7 million. The reduced tax rates, as well as other tax benefits, are conditional upon the Company fulfilling the terms stipulated under the Israeli law for the Encouragement of Capital Investments of 1959. Failure to comply with these conditions may result in cancellation of the benefits in whole or in part.

In December 2006, the Company resolved certain tax uncertainties in foreign tax jurisdictions that resulted in the release of previously accrued taxes totaling $1.8 million. In 2007, settlement of certain audit years and issues with the Israeli tax authorities resulted in an additional release of accrued taxes totaling $1.9 million.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more likely than not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As a result, the Company decreased reserves for uncertain tax positions by $12.6 million. A $3.4 million decrease in relation to interest and penalties and various tax reserves was accounted for as a cumulative adjustment to the beginning balance of retained earnings. A $9.2 million decrease related to pre-acquisition tax reserves was accounted for as an adjustment to goodwill. At the adoption date of January 1, 2007, the Company had $61.5 million of unrecognized tax benefits, $26.6 million of which would affect income tax expense if recognized. The remaining balance of the unrecognized tax benefits of $34.9 million would be an adjustment to goodwill or stockholders’ equity. In addition, the Company recognized certain net operating loss carryovers of PictureTel that had not been recognized previously. This resulted in the establishment of a deferred tax asset of $40.4 million and a corresponding reduction in goodwill. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

2007
Balance at January 1, 2007	$61,475
Additions based on tax positions taken during a prior period	936
Reductions based on tax positions taken during a prior period	(1,887)
Additions based on tax positions taken during the current period	561
Reductions based on tax positions related to the current period	—
Reductions related to settlement of tax matters	(2,174)
Reductions related to a lapse of applicable statute of limitations	—

Balance at December 31, 2007	$58,911

Included in the balance as of December 31, 2007, are $24.5 million of unrecognized tax benefits which would affect our income tax expense if recognized. The remaining balance of the unrecognized tax benefits of $34.4 million would be an adjustment to goodwill or stockholders’ equity.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2007, the Company had approximately $3.0 million of accrued interest and penalties related to uncertain tax positions, $0.7 million of which was recorded in 2007.

By the end of 2008, uncertain tax positions related to non-US exposures may be reduced as a result of a lapse of the applicable statute of limitations. The Company does not anticipate that the adjustments would result in a material change to its financial position and estimates the reduction would approximate $1.2 million.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 1998. Foreign income tax matters for most foreign jurisdictions have been concluded for years through 2001 except for the Netherlands, Hong Kong and Singapore which have been concluded for years through 2000, the United Kingdom and Germany which have been concluded for years through 2005 and 2002 respectively; France and Switzerland which have been concluded for years through 2004, and Israel which has been concluded for years through 2003.

14. Business Segment Information:

Polycom is a leading global provider of a line of high-quality, easy-to-use communications equipment that enables businesses, telecommunications service providers, and governmental and educational institutions to more effectively conduct video, voice, data and web communications. The Company’s offerings are organized along three product categories: Video Solutions, Voice Communications and Services, which are also considered its segments for reporting purposes. The segments are determined in accordance with how management views and evaluates the Company’s business and based on the criteria as outlined in FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company previously had four segments: Video Communications, Voice Communications, Network Systems and Services. In 2007, the Company reorganized its Video and Network Systems divisions, which were previously reported as separate segments, and formed the Video Solutions Group, in order to better align the Company’s development and product management efforts with its go-to-market strategy and to provide a more unified solution. As a result of this change, management has determined that it operates in three segments: Video Solutions, Voice Communications and Services and, accordingly, all periods have been reclassified to conform to the current period presentation. A description of the types of products and services provided by each reportable segment is as follows:

Video Solutions Segment

Video Solutions includes a wide range of video conferencing collaboration products from entry level to professional high definition products to meet the needs of any meeting room, from small offices to large boardrooms and auditoriums. This segment also includes products that provide a broad range of network infrastructure hardware and software to facilitate video, voice and data conferencing and collaboration to businesses, telecommunications service providers, and governmental and educational institutions.

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

Financial information for each reportable segment is as follows as of and for the fiscal years ended December 31, 2007, 2006 and 2005 (in thousands):

	Video Solutions	Voice Communications	Services	Total
2007:
Revenue	$493,279	$313,202	$123,427	$929,908
Contribution margin	229,024	131,471	53,975	414,470
Inventory	31,888	29,271	9,947	71,106

2006:
Revenue	$412,699	$188,004	$81,682	$682,385
Contribution margin	185,437	81,885	33,341	300,663
Inventory	26,522	16,214	5,293	48,029

2005:
Revenue	$372,634	$138,828	$69,197	$580,659
Contribution margin	167,668	65,308	23,872	256,848
Inventory	27,638	13,121	5,023	45,782

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

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Segment contribution margin	$414,470	$300,663	$256,848
Corporate and unallocated costs	(255,830)	(186,079)	(165,535)
Stock-based compensation	(41,659)	(23,288)	—
Effect of stock-based compensation cost on warranty expense	(851)	(404)	—
Acquisition related-costs	(4,258)	(161)	(351)
Purchased in-process research and development charges	(9,400)	—	(300)
Amortization and impairment of purchased intangibles	(22,406)	(7,452)	(8,790)
Restructure costs	(410)	(2,410)	(633)
Purchase accounting adjustments made to inventory of acquired companies	(2,464)	—	—
Litigation reserves and payments	—	—	93
Interest income, net	18,646	21,164	12,848
Gain / (loss) on strategic investments	(7,400)	176	2,908
Other income (expense), net	(738)	540	(5)

Total income from continuing operations before provision for income taxes	$87,700	$102,749	$97,083

The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
United States	$504,626	$365,132	$324,701
Canada	17,611	22,400	16,290

Total North America	522,237	387,532	340,991

Europe, Middle East and Africa	217,667	151,374	121,060
Asia	161,506	123,192	103,431
Caribbean and Latin America	28,498	20,287	15,177

Total International	407,671	294,853	239,668

Total revenue	$929,908	$682,385	$580,659

No individual country outside the United States accounted for more than 10% of the Company’s revenues in 2007, 2006 or 2005.

The percentage of total revenues by segment were as follows:

	Year ended December 31,
	2007	2006	2005
Video Solutions	53%	60%	64%
Voice Communications	34%	28%	24%
Services	13%	12%	12%

Total revenue	100%	100%	100%

No one customer accounted for more than 10% of the Company’s revenues in 2007 and 2005. One customer accounted for 10% of the Company’s revenues in 2006.

The Company’s fixed assets, net of accumulated depreciation, are located in the following geographical areas (in thousands):

	December 31,
	2007	2006
North America	$44,092	$32,566
Israel	2,046	2,022
Europe, Middle East and Africa	6,139	2,105
Other	5,333	2,733

Total	$57,610	$39,426

15. Net Income Per Share Disclosures:

A reconciliation of the numerator and denominator of basic and diluted net income per share from continuing operations is provided as follows (in thousands, except per share amounts):

	Year ended December 31,
	2007	2006	2005
Numerator—basic and diluted net income per share from continuing operations:
Net income from continuing operations	$62,881	$71,924	$62,361

Denominator—basic net income per share from continuing operations:
Weighted average common stock outstanding	90,878	88,419	95,691

Total shares used in calculation of basic net income per share from continuing operations	90,878	88,419	95,691

Basic net income per share from continuing operations	$0.69	$0.81	$0.66

Denominator—diluted net income per share from continuing operations:
Denominator—shares used in calculation of basic net income per share from continuing operations	90,878	88,419	95,691
Effect of dilutive securities:
Common stock options and performance shares	3,513	1,954	1,323

Total shares used in calculation of diluted net income per share from continuing operations	94,391	90,373	97,014

Diluted net income per share from continuing operations	$0.67	$0.80	$0.65

In 2007, 2006 and 2005, 3,870,456, 3,751,089 and 11,180,156, respectively, of potentially dilutive securities such as stock options and stock subject to repurchase were excluded from the denominator in the computation of “Diluted net income per share from continuing operations” because the option exercise price was greater than the average market price of the common stock.

16. Subsequent Event:

On February 13, 2008, the Company, TANDBERG asa (“Tandberg”), Codian Ltd. (“Codian”) and certain of their respective affiliates entered into a settlement agreement to dismiss all litigation between the parties. Under the terms of the agreement, the Company received a lump-sum payment of $14 million on February 15, 2008, as well as will receive future patent royalties on the Codian MCU 4200 product shipped in the United States. The parties have also exchanged broad cross-licenses covering their respective business lines.

POLYCOM, INC.

SUPPLEMENTARY FINANCIAL DATA

(Unaudited)

(in thousands, except per share amounts)

	2006				2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$157,713	$164,955	$173,208	$186,509	$192,718	$233,852	$240,047	$236,291
Gross profit	$97,224	$101,528	$106,805	$114,904	$116,537	$136,198	$139,125	$153,461
Net income	$14,032	$15,003	$17,126	$25,763	$10,211	$10,077	$19,792	$22,801
Basic net income per share	$0.16	$0.17	$0.19	$0.29	$0.11	$0.11	$0.22	$0.25
Diluted net income per share	$0.16	$0.17	$0.19	$0.28	$0.11	$0.11	$0.21	$0.25

S-1

FINANCIAL STATEMENT SCHEDULE—SCHEDULE II

POLYCOM, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2007
Allowance for doubtful accounts	$2,272	$370	$(244)	$2,398
Sales returns and allowances	$21,150	$51,921	$(46,545)	$26,526
Year ended December 31, 2006
Allowance for doubtful accounts	$2,208	$59	$5	$2,272
Sales returns and allowances	$22,410	$40,320	$(41,580)	$21,150
Year ended December 31, 2005
Allowance for doubtful accounts	$2,330	$—	$(122)	$2,208
Sales returns and allowances	$15,087	$30,688	$(23,365)	$22,410

S-2

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of February 7, 2007, by and among Polycom, Inc., Spyglass Acquisition Corporation and SpectraLink Corporation (which is incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed by the Registrant with the Commission on February 8, 2007).

3.1	Restated Certificate of Incorporation of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 18, 2003).

3.2	Amended and Restated Bylaws of Polycom, Inc., as amended effective May 30, 2007 (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 13, 2007).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock certificate (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-02296) filed with the Commission on March 12, 1996 (the “1996 S-1”)).

4.3	Amended and Restated Investor Rights Agreement, dated May 17, 1995, among the Registrant and the Investors named therein (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s 1996 S-1).

4.4	Preferred Shares Rights Agreement dated as of July 15, 1998 and as amended March 2, 2001, between Polycom, Inc. and Fleet Bank, N.A. F/K/A BankBoston N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights Attached thereto as Exhibits A, B and C, respectively (which is incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed with the Commission on March 2, 2001).

10.1*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 11, 2008).

10.2*	The Registrant’s 1996 Stock Incentive Plan, as amended (which is incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2006).

10.3*	The Registrant’s Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-126819, filed with the Commission on July 22, 2005).

10.4*	Voyant Technologies, Inc. 2000 Equity Incentive Plan (which is incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-112025, filed with the Commission on January 20, 2004).

10.5	Lease Agreement by and between the Registrant and WJT, LLC, dated February 19, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2001).

10.6*	Accord Networks Ltd. 1995 Employee Share Ownership and Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.7*	Accord Networks Ltd. Share Ownership and Option Plan (2000) and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.8*	Accord Networks Ltd. 2000 Share Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

Exhibit No.	Description
10.9*	Accord Networks Ltd. 2000 Non-Employee Director Stock Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.10	Amendment No. 1 to Lease by and between the Registrant and WJT, LLC, dated October 5, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2002).

10.11*	PictureTel Corporation 1998 Acquisition Stock Option Plan and form of Non-Statutory Stock Option (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-72544) filed with the Commission on October 31, 2001).

10.12*	Polycom, Inc. 2001 Nonstatutory Stock Option Plan and form of agreement thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2001).

10.13*	Atlanta Signal Processors, Incorporated 1997 Incentive Stock Plan and forms of Stock Option Grant, Exercise Agreement and Employee Shareholder Agreement (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-76312) filed with the Commission on January 4, 2002).

10.14*	Amended Summary and Rescission of Arrangement between the Registrant and Robert C. Hagerty (which is incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 18, 2003).

10.15*	Summary of Arrangement between the Registrant and its Senior Executive Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

10.16*	Polycom, Inc. 2004 Equity Incentive Plan (February 6, 2008 Restatement) (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 11, 2008).

10.17*	Form of Non-employee Director Nonqualified Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.18*	Form of Non-officer Employee Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.19*	Form of Officer Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.20*(1)	Performance Bonus Plan, as amended.

10.21*(1)	Polycom, Inc. Management Bonus Plan, as amended.

10.22*	Form of Officer Performance Share Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 13, 2007).

10.23*	Form of Non-officer Performance Share Agreement (which is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 13, 2007).

10.24*	Form of Performance Share Agreement for Officers—Performance Goal (which is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Commission on February 27, 2007).

Exhibit No.	Description
10.25*	Form of Performance Share Agreement for Non-officers—Performance Goal (which is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Commission on February 27, 2007).

10.26*	Form of Performance Share Agreement for Non-Officers—SpectraLink (which is incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant with the Commission on May 8, 2007).

10.27*(1)	Form of Amendment to U.S. Forms of Performance Share Agreements.

10.28*	Form of Non-employee Director Restricted Stock Agreement (which is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 13, 2007).

10.29*(1)	Form of Performance Share Agreement for Officers—Performance Goal, as amended.

10.30*(1)	Form of Performance Share Agreement for Non-Officers—Performance Goal, as amended.

10.31*(1)	Supplemental Release, entered into January 9, 2008, by and between James E. Ellett and the Registrant.

10.32*(1)	Supplemental Release, entered into January 9, 2008, by and between Philip B. Keenan and the Registrant.

10.33*	Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 11, 2008).

10.34*	Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 11, 2008).

10.35*	Form of Restricted Stock Unit Agreement for Officers (which is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 11, 2008).

10.36*	Form of Restricted Stock Unit Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 11, 2008).

21.1(1)	Subsidiaries of the Registrant.

23.1(1)	Consent of Independent Registered Public Accounting Firm.

24.1(1)	Power of Attorney (included on pages 69 and 70 of this Annual Report on Form 10-K).

31.1(1)	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed herewith.