Form 10-Q
period 2008-03-31
POLYCOM INC
filed 2008-05-01
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-27978

POLYCOM, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3128324
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

4750 WILLOW ROAD, PLEASANTON, CA	94588
(Address of principal executive offices)	(Zip Code)

(925) 924-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 in Exchange Act).    Yes  ☐    No  ☒

There were 87,543,707 shares of the Company’s Common Stock, par value $.0005, outstanding on April 18, 2008.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$265,250	$279,560
Short-term investments	77,324	62,663
Trade receivables, net of allowance for doubtful accounts of $2,367 and $2,398 at March 31, 2008 and December 31, 2007 respectively	140,656	138,133
Inventories	96,772	71,106
Deferred taxes	40,773	43,295
Prepaid expenses and other current assets	28,792	23,104

Total current assets	649,567	617,861
Property and equipment, net	60,643	57,610
Long-term investments	9,251	32,340
Goodwill	504,461	504,955
Purchased intangibles, net	82,292	86,423
Deferred taxes	7,270	8,062
Other assets	17,072	14,687

Total assets	$1,330,556	$1,321,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$91,633	$75,802
Accrued payroll and related liabilities	24,448	29,518
Taxes payable	635	3,790
Deferred revenue	66,003	59,130
Other accrued liabilities	52,489	48,814

Total current liabilities	235,208	217,054
Non-current liabilities
Deferred revenue	40,869	27,853
Taxes payable	34,386	34,899
Deferred taxes	3,598	4,709
Other non-current liabilities	14,949	13,429

Total non-current liabilities	93,802	80,890

Total liabilities	329,010	297,944
Stockholders’ equity
Common stock, $0.0005 par value; Authorized: 175,000,000 shares; Issued and outstanding: 87,455,151 shares at March 31, 2008 and 89,137,059 shares at December 31, 2007	42	43
Additional paid-in capital	996,961	1,000,466
Cumulative other comprehensive loss	6,497	4,160
Retained earnings (accumulated deficit)	(1,954)	19,325

Total stockholders’ equity	1,001,546	1,023,994

Total liabilities and stockholders’ equity	$1,330,556	$1,321,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenues:
Product revenues	$222,451	$169,472
Service revenues	36,469	23,246

Total revenues	258,920	192,718

Cost of revenues:
Cost of product revenues	90,187	64,282
Cost of service revenues	18,254	11,899

Total cost of revenues	108,441	76,181

Gross profit	150,479	116,537

Operating expenses:
Sales and marketing	73,861	50,936
Research and development	34,934	30,675
General and administrative	14,894	12,476
Acquisition-related integration costs	159	1,170
Purchased in-process research and development	—	9,400
Amortization of purchased intangibles	1,827	1,431
Restructuring costs	3,615	213
Litigation reserves and payments	6,238	—

Total operating expenses	135,528	106,301

Operating income	14,951	10,236
Interest income, net	3,186	6,568
Other expense, net	1,060	(64)

Income before provision for income taxes	19,197	16,740
Provision for income taxes	4,991	6,529

Net income	$14,206	$10,211

Basic net income per share	$0.16	$0.11

Diluted net income per share	$0.16	$0.11

Weighted average shares outstanding for basic net income per share calculation	88,526	90,807
Weighted average shares outstanding for diluted net income per share calculation	90,247	94,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$14,206	$10,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,475	5,458
Amortization of purchased intangibles	5,308	2,242
Provision for doubtful accounts	245	—
Provision for excess and obsolete inventories	159	237
Non-cash stock-based compensation	10,128	8,321
Excess tax benefits from stock-based compensation	(422)	(8,665)
Purchase of in-process research and development	—	9,400
Loss on disposal of property and equipment	7	23
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(2,597)	(5,848)
Inventories	(25,825)	(2,463)
Deferred taxes	819	3,093
Prepaid expenses and other assets	(10,157)	(2,124)
Accounts payable	15,831	(410)
Taxes payable	(2,720)	4,066
Other accrued liabilities	24,795	(6,694)

Net cash provided by operating activities	36,252	16,847

Cash flows from investing activities:
Purchases of property and equipment	(9,246)	(5,945)
Purchases of investments	(90,889)	(123,461)
Proceeds from sale and maturity of investments	98,669	197,565
Acquisitions of SpectraLink Corporation and Destiny Conferencing Corporation, net of cash acquired	—	(254,725)

Net cash used in investing activities	(1,466)	(186,566)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	12,725	35,304
Purchase and retirement of common stock	(62,243)	—
Excess tax benefits from stock-based compensation	422	8,665

Net cash provided by (used in) financing activities	(49,096)	43,969

Net decrease in cash and cash equivalents	(14,310)	(125,750)
Cash and cash equivalents, beginning of period	279,560	316,368

Cash and cash equivalents, end of period	$265,250	$190,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended March 31, 2008 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). With the exception of those discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2008, that are of significance or potential significance to us.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 will have on its consolidated financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” Under SFAS No. 159, the Company may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 was effective for the Company beginning in the first quarter of 2008. Currently, the Company does not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not impact the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The partial adoption of SFAS No. 157 as of January 1, 2008 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows. See Note 9 to the Notes to Condensed Consolidated Financial Statements.

3. BUSINESS COMBINATIONS

On March 26, 2007, the Company acquired all of the outstanding shares of SpectraLink Corporation (“SpectraLink”). On January 5, 2007, the Company completed its acquisition of all of the outstanding shares of Destiny Conferencing Corporation (“Destiny”). The details of each of these acquisitions are presented in the 2007 Form 10-K. The following table summarizes the Company’s purchase price allocations related to these purchase business combination transactions (in thousands):

Acquisition Date	Acquired Company	Consideration Paid	In-process R&D Expense	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets
March 26, 2007	SpectraLink	$237,289	$9,400	$146,361	$75,700	$5,828
January 5, 2007	Destiny	48,086	—	35,921	18,800	(6,635)

Additionally, the Company has acquired several other companies since 2001. Changes in goodwill, purchased intangibles, and fair value of net tangible assets are summarized as follows (in thousands):

	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets
Balance at December 31, 2007	$504,955	$86,423	$112,036
Amortization	—	(5,307)	—
Foreign currency translation	3,484	1,176	—
Subsequent fair value adjustments to assets acquired and liabilities assumed upon acquisition	(3,978)	—	3,978

Balance at March 31, 2008	$504,461	$82,292	$116,014

The fair value adjustments to assets acquired during the three month period ended March 31, 2008 primarily resulted from final purchase accounting adjustments to the assets and liabilities assumed in the acquisition of SpectraLink. As part of the Destiny acquisition, Destiny shareholders may receive up to an additional $10.0 million of consideration through the end of 2008, payable in cash, based on the achievement of certain financial milestones relating to the operating results of Destiny. As part of the DSTMedia acquisition in 2005, former DSTMedia shareholders may receive up to an additional $20.0 million of consideration through the end of 2008, payable in cash, based on the achievement of certain financial milestones relating to the operating results of DSTMedia. Payment of additional consideration, if any, for Destiny or DSTMedia would result in a corresponding increase in goodwill.

The following unaudited pro forma financial information presents the combined results of operations for the Company and SpectraLink as if the acquisition had occurred as of January 1, 2007. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisition actually taken place on January 1, 2007, and should not be taken as indicative of future consolidated operating results (unaudited, in thousands, except per share amounts):

Three Months Ended March 31, 2007
Net revenues	$218,641
Net income (loss)	$(1,370)
Net income (loss) per share – basic	$(0.02)
Net income (loss) per share – diluted	$(0.02)

The unaudited pro forma net loss for the three months ended March 31, 2007 includes $3.7 million for the amortization of purchased intangibles and $9.4 million for in-process research and development. The unaudited pro forma financial information also includes the following non-recurring charges: acquisition-related charges for the fair market value adjustment of inventory of $2.4 million and acquisition-related integration expenses of $3.7 million. The pro forma amounts above reflect a reduction of interest expense related to the debt that was paid off as part of the acquisition, as well as a reduction in interest income on the cash paid as part of the purchase price, assuming the acquisition occurred as of January 1, 2007, with interest income calculated at the Company’s average rate of return for the respective periods. The pro forma net income above assumes an income tax provision at the Company’s consolidated tax rate for the respective year.

See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on goodwill and purchased intangibles.

4. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment (in thousands):

	Video Solutions	Voice Communications	Services Segment	Total
Balance at December 31, 2007	$274,419	$137,774	$92,762	$504,955
Foreign currency translation	271	2,544	669	3,484
Changes in fair value of assets acquired and liabilities assumed	(1,287)	(1,602)	(1,089)	(3,978)

Balance at March 31, 2008	$273,403	$138,716	$92,342	$504,461

The following table presents details of the Company’s total purchased intangible assets as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008			December 31, 2007
Purchased Intangible Assets	Gross Value	Accumulated Amortization and Impairment	Net Value	Gross Value	Accumulated Amortization and Impairment	Net Value
Core and developed technology	$109,178	$(55,897)	$53,281	$109,178	$(53,407)	$55,771
Patents	14,068	(13,888)	180	14,068	(13,829)	239
Customer and partner relationships	44,625	(25,538)	19,087	44,625	(24,876)	19,749
Trade name	10,021	(2,724)	7,297	10,021	(2,608)	7,413
Other	4,862	(2,415)	2,447	4,862	(1,611)	3,251

Total	$182,754	$(100,462)	$82,292	$182,754	$(96,331)	$86,423

For the three months ended March 31, 2008 and 2007, the Company recorded amortization expense related to purchased intangibles of $1.8 million and $1.4 million, respectively, which is included in “Amortization of purchased intangibles” in the condensed consolidated statement of operations. The Company also recorded approximately $3.5 million and $0.8 million during the three months ended March 31, 2008 and 2007, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the condensed consolidated statement of operations. Amortization of intangibles is not allocated to the Company’s segments.

The estimated future amortization expense of purchased intangible assets as of March 31, 2008 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2008	$16,294
2009	19,586
2010	19,478
2011	14,481
2012	10,024
Thereafter	1,511

Total	$81,374

Upon adoption of SFAS 142, the Company determined that a purchased trade name intangible of $0.9 million had an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is no longer amortized but is reviewed for impairment annually or sooner under certain circumstances.

5. ACQUISITION-RELATED INTEGRATION COSTS AND LIABILITIES

The following table summarizes the activity of the Company’s acquisition-related restructuring liabilities and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits	Integration Costs, Merger Fees and Expenses
Balance at December 31, 2007	$2,966	$403	$—
Additions to the reserve	—	—	159
Cash payments and other usage	(194)	(45)	(159)

Balance at March 31, 2008	$2,772	$358	$—

The Company had approximately $0.8 million and $1.1 million in acquisition-related reserves classified as current liabilities at March 31, 2008 and December 31, 2007, respectively. Approximately $2.3 million of acquisition-related reserves were classified as long term liabilities at March 31, 2008 and December 31, 2007.

Facility Closings

The Company’s facility closings liability is primarily attributable to consolidation of facilities related to the SpectraLink acquisition and, to a lesser extent, the PictureTel acquisition. The balance at March 31, 2008 relates to liabilities of $2.8 million associated with the SpectraLink acquisition as a result of plans to vacate three facilities within the next 12 months, as well as one vacant facility from the PictureTel acquisition. During the three months ended March 31, 2008, the Company recorded payments totaling $0.2 million against the restructuring related to these facility closings.

Severance and Related Benefits

During 2007, the Company recorded a liability of $7.0 million for severance and related benefits as part of the liabilities assumed in the acquisition of SpectraLink as a result of establishing a plan to involuntarily terminate or relocate certain general and administrative and manufacturing positions over the next 12 months. During the three months ended March 31, 2008, the Company made payments totaling less than $0.1 million against the restructuring reserve for severance and related benefits. The remaining $0.4 million is expected to be paid by June 30, 2008.

Integration Costs, Merger Fees and Expenses

For the three months ended March 31, 2008 and 2007, the Company recorded a charge to operations of $0.2 million and $1.2 million, respectively, for acquisition-related integration costs. The costs primarily related to the SpectraLink and Destiny acquisitions and principally consist of financial advisory, accounting, legal and consulting fees and other costs incurred directly related to integrating acquired companies

6. RESTRUCTURING COSTS

During the three months ended March 31, 2008 and 2007, the Company recorded restructuring charges in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” totaling $3.6 million and $0.2 million, respectively. All restructure charges were recorded in “Restructure costs” in the condensed consolidated statement of operations.

During the first quarter of 2008, management approved a restructuring plan for eliminating certain positions throughout the Company. The resulting actions were intended to streamline and focus the Company’s efforts and more properly align its cost structure with projected revenue streams. Total charges for these actions are expected to be $2.4 million, of which $2.0 million has been recorded in the three months ended March 31, 2008. The remaining charges will be expensed in the second quarter of this year. The charges are comprised of severance and other employee termination benefits related to these workforce reductions, which impacted approximately two percent of the Company’s employee’s worldwide. In addition, severance packages for the executives impacted in the 2007 restructuring actions were renegotiated, and their employment terminated on January 9, 2008. These changes resulted in an additional charge of $1.6 million in the three months ended March 31, 2008. Approximately $0.9 million remains to be paid as of March 31, 2008 related to these actions and is anticipated to be paid in the quarter ending June 30, 2008.

During the three months ended March 31, 2007, the final $0.2 million charge related to certain 2006 restructuring actions was taken for the employees who did not terminate until the first quarter of 2007 and, in accordance with FAS 146, exceed the minimum retention period (generally 60 days), as well as for remaining costs associated with employee relocation, facilities closures and moving related expenses, which were recognized when the Company ceased to use the facility or as incurred.

The following table summarizes the status of the Company’s restructure reserves (in thousands):

Severance and Related Benefits
Balance at December 31, 2007	$235
Additions to the reserve	3,598
Cash payments and other usage	(2,978)

Balance at March 31, 2008	$855

7. BALANCE SHEET DETAILS

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$6,788	$8,100
Work in process	189	423
Finished goods	89,795	62,583

	$96,772	$71,106

Deferred revenues consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Short-term:
Service	$58,783	$52,569
Product	5,820	6,561
License	1,400	—

	$66,003	$59,130

Long-term:
Service	$25,198	$24,514
Product	3,246	3,339
License	12,425	—

	$40,869	$27,853

The deferred license revenue relates to the Codian agreement discussed in Note 16.

Other accrued liabilities consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Accrued expenses	$12,992	$10,913
Accrued co-op expenses	10,516	10,311
Restructuring and acquisition related reserves	1,651	1,266
Warranty obligations	10,413	10,538
Derivative liability	6,290	1,875
Sales tax payable	4,131	4,802
Employee stock purchase plan withholding	2,347	5,257
Other accrued liabilities	4,149	3,852

	$52,489	$48,814

8. GUARANTEES

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

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the period are as follows (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007
Balance at beginning of period	$10,538	$8,060
Accruals for warranties issued during the period	4,686	3,431
Warranty assumed in SpectraLink acquisition	—	2,335
Cost of providing warranty	(4,811)	(3,397)

Balance at end of period	$10,413	$10,429

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on most of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Deferred maintenance revenue, of which $58.8 million and $52.6 million is short-term and is included as a component of “Deferred revenue” as of March 31, 2008 and December 31, 2007, respectively, and $25.2 million and $24.5 million is long-term and is included in “Long-term deferred revenue” as of March 31, 2008 and December 31, 2007, respectively, on the condensed consolidated balance sheets. Changes in deferred maintenance revenue for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007
Balance at beginning of period	$77,082	$52,261
Additions to deferred maintenance revenue	37,774	23,853
Deferred maintenance assumed in SpectraLink acquisition	—	7,734
Amortization of deferred maintenance revenue	(30,874)	(20,069)

Balance at end of period	$83,982	$63,779

The cost of providing maintenance services for the three months ended March 31, 2008 and 2007 was $17.6 million and $11.3 million, respectively.

Officer and Director Indemnifications

As permitted or required under Delaware law and to the maximum extent allowable under that law, the Company has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a director and officer insurance policy that mitigates the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is not material.

Other Indemnifications

As is customary in the Company’s industry, many of the Company’s contracts provide remedies to its customers such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products. From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of its products and services. In addition, from time to time the Company also provides protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations.

9. INVESTMENTS AND FAIR VALUE MEASUREMENTS:

The Company has investments in debt securities and also has strategic investments in private and public companies. The classification of these investments is as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at March 31, 2008:
Investments—Short-term:
U.S. government securities	$6,185	$5	$—	$6,190
Corporate debt securities	73,421	332	(2,619)	71,134

Total investments – short-term	$79,606	$337	$(2,619)	$77,324

Investments—Long-term:
U.S. government securities	$1,539	$—	$—	$1,539
Corporate debt securities	7,711	17	(16)	7,712

Total investments – long-term	$9,250	$17	$(16)	$9,251

Investments—privately-held companies	$2,194	$—	$—	$2,194

Balances at December 31, 2007:
Investments—Short-term:
U.S. government securities	$427	$—	$(1)	$426
State and local governments	500	—	—	500
Corporate debt securities	63,803	231	(2,297)	61,737

Total investments – short-term	$64,730	$231	$(2,298)	$62,663

Investments—Long-term:
U.S. government securities	$11,598	$9	$—	$11,607
Corporate debt securities	20,748	13	(28)	20,733

Total investments – long-term	$32,346	$22	$(28)	$32,340

Investments—privately-held companies	$1,694	$—	$—	$1,694

The following table summarizes the fair value and gross unrealized losses of our investments, including those that are categorized as cash equivalents, with unrealized losses (in thousands), aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2008 and December 31, 2007:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2008:
U.S. government securities	$4,756	$(2)	$—	$—	$4,756	$(2)
Corporate debt securities	66,201	(1,335)	10,595	(1,314)	76,796	(2,649)

Total investments	$70,957	$(1,337)	$10,595	$(1,314)	$81,552	$(2,651)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2007:
U.S. government securities	$12,509	$(17)	$—	$—	$12,509	$(17)
Corporate debt securities	45,519	(1,739)	19,270	(597)	64,789	(2,336)

Total Investments	$58,028	$(1,756)	$19,270	$(597)	$77,298	$(2,353)

Debt Securities

At March 31, 2008, our long-term investments had contractual maturities of 1 to 2 years. Nearly all investments are held at a limited number of major financial institutions in the Company’s name. At March 31, 2008 and December 31, 2007, all of the Company’s investments were classified as available-for-sale and are carried at fair value based on quoted market prices at the end of the reporting period. During the three months ended March 31, 2008, the Company recorded gross realized gains of $0.5 million and no gross realized losses on the disposal of investments. During the three months ended March 31, 2007, the Company recorded gross realized gains of $1.3 million and gross realized losses of less than $0.1 million on the disposal of investments. The unrealized loss balances in U.S. government obligations and public corporate debt securities as of March 31, 2008 were primarily caused by changes in market interest rates. Because the Company has the ability and intent to hold these debt securities until a recovery of fair value, which may be until maturity, it does not consider these debt securities to be other-than-temporarily impaired at March 31, 2008.

The Company’s investment policy limits the concentration of its investments in debt securities to an unlimited amount of U.S. Government and U.S. Government Agencies, a maximum of 4% in a single issuer for all other corporate debt securities and a maximum of 10% in any single money market fund (a temporary six-month increase to allow up to 20% in any single money market fund was approved in the first quarter of 2008). The policy also limits the percent of our portfolio held in these instruments to a minimum of 20% in U.S. Government and U.S. Government Agencies and no more than 25% to 75% of other corporate debt instruments depending on the debt classification. All of the Company’s debt securities must be rated by both Standard and Poor’s and Moody’s and must have a high quality credit rating. The Company is in compliance with its investment policy at March 31, 2008. At March 31, 2008, the Company does not hold any Auction Rate Securities.

Private Company Investments

At March 31, 2008 and December 31, 2007, investments in private companies had a carrying value of $2.2 million and $1.7 million, respectively. In the three months ended March 31, 2008, the Company made a $0.5 million investment in a privately held company and did not record any write-downs of existing investments in privately held companies. In the three months ended March 31, 2007, the Company had no additions to investments in and no write-downs of existing investments in privately held companies. These investments are recorded in “Other assets” in our condensed consolidated balance sheets.

Fair Value Measurements

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, including our marketable securities and foreign currency contracts.

The Company’s cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market funds. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on other observable inputs include United States treasury securities and other government agencies, corporate bonds, commercial paper, preferred stocks and treasury bond puts. Such instruments are generally classified within Level 2 of the fair value hierarchy.

The principal market where we execute our foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large money center banks and regional banks. The Company’s foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy.

The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs at March 31, 2008 (in thousands):

(in thousands)		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed Income available-for-sale securities (a)	$248,941	$103,243	$145,698
Non-fixed income available-for-sale securities (a)	$53,304	—	$53,304
Foreign currency forward contracts (b)	$3,670	—	$3,670
Liabilities:
Foreign currency forward contracts (c)	$6,290	—	$6,290

(a)	Included in cash and cash equivalents and short and long-term investments on our consolidated balance sheet.
(b)	Included in short-term derivative asset on our consolidated balance sheet.
(c)	Included in short-term derivative liability on our consolidated balance sheet.

Our fixed income available-for-sale securities include United States treasury securities and other government agencies (17%), corporate bonds (10%), commercial paper (32%) and money market funds (41%). Included in available-for-sale securities is approximately $215.7 million of cash equivalents, which consist of investments with maturities of three months or less and include money market funds.

Our non-fixed income available-for-sale securities represent preferred stocks and treasury bond puts as part of a dividend recapture program that generates capital gains to offset capital losses.

10. HEDGING

The Company maintains a foreign currency risk management strategy is designed to protect the economic value of the Company from the possible effects of currency fluctuations. This exposure is monitored and managed by the Company as an integral part of its overall foreign exchange risk management program. The Company’s foreign exchange risk management program focuses on the unpredictability of the foreign exchange markets and seeks to reduce the potentially adverse effect that currency volatility could have on its operating results.

Non-Designated Hedges

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at March 31, 2008 of the outstanding non-designated hedges, all of which mature in 120 days or less from original purchase date (foreign currency and dollar amounts in thousands):

	Foreign Currency	USD Equivalent	Positions
Euro	8,945	$13,526	Buy
Euro	19,459	$28,771	Sell
British Pound	4,110	$8,139	Buy
British Pound	8,098	$16,087	Sell
Israeli Shekel	14,599	$3,825	Buy

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net gain of $1.4 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively.

Cash Flow Hedges

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

The following table summarizes the derivative-related activity in cumulative other comprehensive income (loss) (in thousands and not tax effected):

	Three Months Ended
	March 31, 2008	March 31, 2007
Beginning Balance	$(2)	$12
Net losses reclassified into earnings for revenue hedges	(421)	(46)
Net gains reclassified into earnings for operating expense hedges	235	16
Net decrease in fair value of cash flow hedges	(2,029)	(273)

Ending Balance	$(2,217)	$(291)

During the three months ended March 31, 2008 and 2007, net losses of $0.4 million and less than $0.1 million and net gains of $0.2 million and less than $0.1 million were reclassified from cumulative other comprehensive income (loss) to revenue and operating expense, respectively. As of March 31, 2008, the Company estimated that all of the existing losses, which are $2.2 million, will be reclassified into revenue and operating expenses from accumulated other comprehensive income (loss) within the next twelve months. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be reclassified from cumulative other comprehensive income (loss) to other income (expense) on the consolidated statement of operations at that time. For the three months ended March 31, 2008 and 2007, there were no such net gains or losses recognized in other income (expense) relating to hedges of forecasted transactions that did not occur.

The Company evaluates hedging effectiveness prospectively and retrospectively and records any ineffective portion of the hedging instruments in other income (expense) on the consolidated statement of operations. The Company did not incur any net gains or losses for cash flow hedges due to hedge ineffectiveness during the three months ended March 31, 2008 and 2007. The time value of purchased derivative instruments is excluded from effectiveness testing and is recorded in other income (expense) over the life of the contract. Other income (expense) for the three months ended March 31, 2008 and 2007 included $0.5 million and $0.1 million, respectively, net gains representing the excluded time value component of the purchased forward contracts.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at March 31, 2008 of the outstanding cash flow hedges, all of which are carried at fair value (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	9,112	$13,360	Buy	7,991	$11,988	Buy
Euro	26,334	$38,511	Sell	26,278	$39,315	Sell
British Pound	7,449	$14,668	Buy	6,509	$12,655	Buy
British Pound	9,479	$18,665	Sell	10,366	$20,168	Sell
Israeli Shekel	36,260	$9,476	Buy	31,200	$8,371	Buy

As of March 31, 2008 and 2007, the Company had a derivative asset of $3.7 million and $0.5 million, respectively, included in prepaid expenses and other current assets and a derivative liability of $6.3 million and $1.1 million, respectively, included in other accrued liabilities.

11. STOCKHOLDER’S EQUITY

Expense Information Under FAS123(R)

The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the three months ended March 31, 2008 and 2007 and its allocation within the condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cost of sales – product	$806	$526
Cost of sales – service	1,070	643

Stock-based compensation expense included in cost of sales	1,876	1,169

Sales and marketing	3,170	2,524
Research and development	2,914	2,577
General and administrative	2,168	2,051

Stock-based compensation expense included in operating expenses	8,252	7,152

Stock-based compensation related to employee equity awards and employee stock purchases	10,128	8,321
Tax benefit	2,633	3,246

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$7,495	$5,075

No stock-based compensation was capitalized during the three months ended March 31, 2008 and 2007 due to these amounts being immaterial. There was no stock-based compensation related to acquisitions during the three months ended March 31, 2008 and 2007.

Valuation Assumptions

During the three months ended March 31, 2008, the Company granted 217,770 options. The Company estimates the fair value of stock options using a Black-Scholes valuation model. The weighted-average estimated value of employee stock options granted during the three months ended March 31, 2008 and 2007 was $8.00 per share and $11.22 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the three months ended March 31, 2008 and 2007 was $6.93 per share and $8.65 per share, respectively. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting attribution approach with the following weighted-average assumptions:

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	40.18%	43.52%	34.03%	33.88%
Risk-free interest rate	2.35%	2.15%	4.74%	5.16%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	3.94	0.50	3.76	0.49

In 2008 and in 2007, the Company used the implied volatility for one-year traded options on the Company’s stock as the expected volatility assumption required in the Black-Scholes model. The selection of the implied volatility approach was based upon the availability of actively traded options in the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility or a combined method of determining volatility.

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

As the stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first three months of 2008 and 2007 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

Performance Shares and Restricted Stock

In addition to stock options, the Compensation Committee of the Board of Directors may also grant performance shares and restricted stock under the 2004 Plan to officers and to certain other employees as a component of the Company’s broad-based equity compensation program. Performance shares represent a commitment by the Company to deliver shares of Polycom common stock at a future point in time, subject to the fulfillment by the Company of pre-defined performance criteria. The number of performance shares subject to vesting is determined at the end of a given performance period. Generally, if the performance criteria are deemed achieved, performance shares will vest from one to three years from the grant date.

The fair value of a performance share award is based on the closing market price of the Company’s common stock on the date of award. Such awards will be earned only if performance goals over the performance periods established by or under the direction of the Compensation Committee are met. The performance goals and performance periods may vary from participant-to-participant, group-to-group, and time-to-time. The performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to two hundred and fifty percent (250%) of the target award. Stock-based compensation expense for performance shares is recognized using the graded vesting method over the service period, which is generally three years, and is adjusted each period during the performance period based on the current estimate of performance compared to the target performance criteria. During the three months ended March 31, 2008, the Company granted 638,998 target performance shares at a weighted average fair value of $23.57 per share.

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

The Company began granting restricted stock units to employees during the first quarter of 2008. The fair value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The awards generally vest over three years in equal annual installments on each anniversary of the date of grant and will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for these restricted stock units is recognized using the graded vesting method. During the three months ended March 31, 2008, the Company granted 383,558 restricted stock units at a weighted average fair value of $23.59 per share.

Employee Stock Purchase Plan

During the three months ended March 31, 2008 and 2007, 291,070 and 219,516 shares were purchased at average per share prices of $21.46 and $18.44, respectively. At March 31, 2008, there were 3,926,502 shares available to be issued under the employee stock purchase plan. The compensation cost in connection with the plan for the three months ended March 31, 2008 and 2007 was $1.0 million and $0.8 million, respectively.

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

During the three months ended March 31 2008, the Company purchased 2.5 million shares of common stock in the open market for cash of $60.0 million. During the three months ended March 31, 2007, there was no repurchase activity. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. As of March 31, 2008, the Company was authorized to purchase up to an additional $80.0 million of shares in the open market under the 2007 share repurchase plan.

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

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands except per share amounts):

	Three Months Ended
	March 31, 2008	March 31, 2007
Numerator—basic and diluted net income per share:
Net income	$14,206	$10,211

Denominator—basic and diluted net income per share:
Weighted average shares used to compute basic net income per share	88,526	90,807
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	1,367	3,810
Restricted common stock awards and performance shares	354	371

Total shares used in calculation of diluted net income per share	90,247	94,988

Basic net income per share	$0.16	$0.11

Diluted net income per share	$0.16	$0.11

Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three months ended March 31, 2008 and 2007, approximately 5,373,799 and 2,219,069 shares, respectively, relating to potentially dilutive securities such as stock options were excluded from the denominator in the computation of diluted net income per share because their inclusion would be anti-dilutive.

13. BUSINESS SEGMENT INFORMATION

Polycom is a leading global provider of a line of high-quality, easy-to-use communications equipment that enables businesses, telecommunications service providers, and governmental and educational institutions to more effectively conduct video, voice, data and web communications. The Company’s offerings are organized along three product categories: Video Solutions, Voice Communications and Services, which are also considered its segments for reporting purposes. The segments are determined in accordance with how management views and evaluates the Company’s business and based on the criteria as outlined in FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company previously had four segments: Video Communications, Voice Communications, Network Systems and Services. In 2007, the Company reorganized its Video and Network Systems divisions, which were previously reported as separate segments, and formed the Video Solutions Group, in order to better align the Company’s development and product management efforts with its go-to-market strategy and to provide a more unified solution. As a result of this change, management determined that it now operates in three segments: Video Solutions, Voice Communications and Services and, accordingly, all periods have been reclassified to conform to the current period presentation. A description of the types of products and services provided by each reportable segment is as follows:

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

Financial information for each reportable segment is as follows as of and for the three months ended March 31, 2008 and 2007 (in thousands):

	Video Solutions	Voice	Services	Total
For the three months ended March 31, 2008:
Revenue	$131,303	$91,148	$36,469	$258,920
Contribution margin	61,885	38,686	16,071	116,642
As of March 31, 2008: Inventories	46,063	37,130	13,579	96,772
For the three months ended March 31, 2007:
Revenue	$114,123	$55,349	$23,246	$192,718
Contribution margin	51,431	24,788	9,750	85,969
As of March 31, 2007: Inventories	28,681	34,493	6,769	69,943

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007
Segment contribution margin	$116,642	$85,969
Corporate and unallocated costs	(76,048)	(53,823)
Stock compensation expense	(10,128)	(8,321)
Effect of stock-based compensation cost on warranty expense	(195)	(169)
Acquisition related-costs	(159)	(1,170)
Amortization of purchased intangibles	(5,308)	(2,242)
Restructuring costs	(3,615)	(213)
Purchase accounting adjustments made to inventory of acquired companies	—	(395)
Purchased in-process research and development charges	—	(9,400)
Litigation reserves and payments	(6,238)	—
Interest income, net	3,186	6,568
Other expense, net	1,060	(64)

Total income before provision for income taxes	$19,197	$16,740

14. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007
Net income	$14,206	$10,211
Change in unrealized gain (loss) on investments	(148)	(353)
Change in cumulative translation adjustment	4,700	112
Change in unrealized gain (loss) on hedging securities	(2,215)	(303)

Comprehensive income	$16,543	$9,667

15. INCOME TAXES

The Company’s overall effective tax rate for the three months ended March 31, 2008 and 2007 was 26.0% and 39.0%, respectively, which resulted in a provision for income taxes of $5.0 million and $6.5 million, respectively. The decrease in the effective tax rate was primarily related to the non-deductibility of in-process research and development expenses associated with the SpectraLink acquisition in March of 2007, partially offset by the settlement of certain audit years with the Israeli tax authorities in the same quarter. In addition, the annual effective tax rate is benefited by an expected increase in foreign earnings, which are subject to lower tax rates.

Tax deductions associated with stock option exercises related to grants vesting prior to January 1, 2006 are credited to stockholders’ equity. Tax deductions in excess of prior book expenses under FAS123R associated with stock option exercises related to grants vesting on or after January 1, 2006 are also credited to stockholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $0.4 million and $8.6 million for the three months ended March 31, 2008 and 2007, respectively.

In accordance with FIN 48, in the quarter ended March 31, 2008, the Company released a $0.7 million tax reserve due to the lapse of the statute of limitations in Japan, and in the quarter ended March 31, 2007, the Company released a $3.7 million tax reserve due to a settlement with the Israel tax authority. As of March 31, 2008, the Company has $58.2 million of unrecognized tax benefits compared to $57.8 million at March 31, 2007. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2008 and 2007, the Company had approximately $3.2 million and $2.4 million, respectively, of accrued interest and penalties related to uncertain tax positions.

16. LITIGATION SETTLEMENT AGREEMENT

In February 2008, the Company, TANDBERG asa (“Tandberg”), Codian Ltd. (“Codian”) and certain of their respective affiliates entered into a settlement agreement to dismiss all litigation between the parties. Under the terms of the agreement, the Company received a lump-sum payment of $14.0 million, as well as will receive future patent royalties on the Codian MCU 4200 product shipped in the United States. The parties have also exchanged broad cross-licenses covering their respective business lines. The $14.0 million is being amortized to revenue over a period of 10 years. The balance of $13.8 million at March 31, 2008 is included in “Deferred revenue” in our Condensed Consolidated Balance Sheets.

The Company recorded charges totaling $6.2 million during the three months ended March 31, 2008 as a result of trial preparation costs and the fee arrangement with its outside counsel that represented the Company in the litigation against Codian, pursuant to which additional fees were owed based upon the favorable outcome that was achieved in the first quarter of 2008. These charges are included in Litigation reserves and payments in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2008.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS, OPERATING COSTS AND EXPENSES AND OUR CHANNEL INVENTORY LEVELS, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “RISK FACTORS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007.

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

On January 5, 2007, we completed our acquisition of Destiny Conferencing Corporation, or Destiny. Destiny designed and manufactured immersive telepresence solutions. Polycom incorporated Destiny’s products into its RPX™ telepresence offering prior to the acquisition under the terms of an OEM Distribution Agreement between the companies. In addition, these products became the foundation for our recently announced TPX™ telepresence offering. As a result of the acquisition, we now own several patents core to telepresence, a rapidly-emerging market driven by the need for dispersed people to communicate as if they are all in the same room. Destiny’s results of operations are included in our results of operations as part of our Video Solutions and Services segments from January 5, 2007, the date of acquisition.

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

See Notes 3, 4 and 5 of Notes to Condensed Consolidated Financial Statements for further information on our acquisitions and related costs and charges.

Revenues for the three months ended March 31, 2008, were $258.9 million as compared to $192.7 million for the three months ended March 31, 2007. Revenues from wireless voice products acquired in the SpectraLink acquisition accounted for approximately $37.4 million, or 56%, of the year-over-year increase. The remaining increase in revenues primarily reflects increased sales volumes and higher average selling prices of our video communications products and, to a lesser extent, increases in service revenues and higher sales volumes of our voice communications products. Network systems product revenues declined in the three months ended March 31, 2008 as compared to the comparable period in 2007. Gross margins decreased during the three months ended March 31, 2008 over the comparable 2007 period primarily as a result of acquisition-related charges related to the SpectraLink acquisition, such as amortization of purchased intangibles, as well as decreased margins on our Voice Communications products due to a shift in product mix towards lower margin VoIP and wireless products, and to a lesser extent, decreases in Video Solutions gross margins due to lower gross margins on our HDX product introductions. These effects were partially offset by increased margins on our Services revenues. During the three months ended March 31, 2008, we generated approximately $36.3 million in cash flow from operating activities, which after the impact of $62.2 million for stock repurchases and other investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $14.3 million net decrease in our total cash and cash equivalents

We observed a slower growth rate in our U.S. business during the first quarter of 2008 and as we look ahead, we see potentially unfavorable economic and market conditions that could result in reduced levels of adoption of the solutions we offer. These conditions could in turn adversely affect our operating results. However, we believe that our strategy and our ability to execute may enable us to improve our relative competitive position in difficult business conditions and may continue to provide long-term growth opportunities given the cost savings benefits of our solutions, which may have a growing adoption rate in slower growth economic environments.

Our Video Solutions, Voice Communications and Services segments accounted for 51%, 35% and 14%, respectively, of our revenues during the three months ended March 31, 2008, compared with 59%, 29% and 12%, respectively, of our revenues in the three months ended March 31, 2007. The increase in Voice Communications and Services segment revenues as a percent of our revenues was due primarily to the SpectraLink acquisition at the end of the first quarter of 2007. See Note 13 of Notes to Condensed Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin and segment inventory.

The discussion of results of operations at the consolidated level is followed by a discussion of results of operations by segment for the three months ended March 31, 2008 and 2007.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenues:
Product revenues	86%	88%
Service revenues	14%	12%

Total revenues	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	41%	38%
Cost of service revenues as a % of service revenues	50%	51%

Total cost of revenues	42%	40%

Gross profit	58%	60%

Operating expenses:
Sales and marketing	29%	26%
Research and development	13%	16%
General and administrative	6%	7%
Acquisition-related integration costs	0%	0%
Amortization of purchased intangibles	1%	1%
Purchased in-process research and development	0%	5%
Restructuring costs	1%	0%
Litigation reserves and payments	2%	0%

Total operating expenses	52%	55%
Operating income	6%	5%
Interest income, net	1%	4%
Other expense, net	0%	0%

Income before provision for income taxes	7%	9%
Provision for income taxes	2%	4%

Net income	5%	5%

Revenues

	Three Months Ended
$ in thousands	March 31, 2008	March 31, 2007	Increase
Video Solutions	$131,303	$114,123	15%
Voice Communications	$91,148	$55,349	65%
Services	$36,469	$23,246	57%

Total Revenues	$258,920	$192,718	34%

Total revenues for the three months ended March 31, 2008 were $258.9 million, an increase of $66.2 million, or 34%, over the same period of 2007. Revenues from our wireless voice products and services acquired in the SpectraLink acquisition accounted for approximately $37.4 million, or 56%, of the year-over-year increase. The remaining increase in revenues primarily reflects increased sales volumes and higher average selling prices of our video communications products and, to a lesser extent, increases in service revenues and higher sales volumes of our voice communications products. Network systems product revenues declined in the three months ended March 31, 2008 as compared to the comparable period in 2007.

Video Solutions segment revenues include revenues from sales of our video communications and network systems product lines. Revenue from video communications products increased to $113.8 million for the three months ended March 31, 2008 from $95.5 million in the year ago period, a 19% increase, primarily due to an increase in sales volumes and average selling prices of our group video products, which consisted primarily of our VSX® and HDX product families. Revenues from our network systems products for the three months ended March 31, 2008 were $17.5 million, down 6% from revenues of $18.7 million in the comparable 2007 period, due primarily to decreases in our voice network system revenues, and to a lesser extent, decreases in software product sales, which was partially offset by increases in revenues from our video networking systems.

Voice Communications product revenues increased primarily as a result of revenues from our wireless voice products acquired in the SpectraLink acquisition, as well as increases in sales volumes of our Voice-over-IP products. This was partially offset by year-over-year decreases in revenues from our circuit-switch products. During the three months ended March 31, 2008, our year-over-year growth rate of our non-wireless voice products decreased to 11% from 17% in the fourth quarter of 2007 and 33% in the year ago period due in part to the economic softness we experienced in the first quarter of 2008, as well as the transition from circuit-switched to IP-based technologies.

Services revenues increased primarily due to increases in voice-related services as a result of the acquired SpectraLink product lines, as well as increased video-related services and video network system services. Excluding SpectraLink, service revenues grew 26%.

International sales, or revenues outside of the U.S. and Canada, accounted for 47% of total revenues for each of the three month periods ended March 31, 2008 and 2007, respectively. On a regional basis, North America, Europe, Asia Pacific and Latin America accounted for 53%, 27%, 17% and 3%, respectively, of our total revenues for the three months ended March 31, 2008. North America, Europe, Asia Pacific and Latin America revenues increased 33%, 46%, 26% and 19%, respectively, in the three months ended March 31, 2008 over the comparable 2007 period. Excluding SpectraLink revenues, North America and Europe increased 5% and 29%, respectively, in the three months ended March 31, 2008 over the comparable 2007 period. Asia Pacific and Latin America were not significantly impacted by SpectraLink revenues during the three months ended March 31, 2008 and 2007. Revenues in North America, Europe, Asia Pacific and Latin America increased in the three months ended March 31, 2008 over the comparable 2007 period primarily as a result of an increase in video and voice communication product revenues, and to a lesser extent, increased services and network systems revenues, with the exception of North America and Latin America which experienced decreases in network systems revenues. During the three months ended March 31, 2008, we experienced sequential declines in revenues over the fourth quarter of 2007 in North America, Asia Pacific and Latin America. The decrease in North America was due in part to economic softness in the United States.

During the three months ended March 31, 2008, no one customer accounted for more than 10% of our total net revenues or of our Voice Communications or Services segment revenues. One channel partner accounted for 11% of our Video Solutions segment revenues during the three months ended March 31, 2008. One channel partner accounted for 11% of our total net revenues and 12% and 13%, respectively, of our Video Solutions and Voice Communications segment revenues in the three months ended March 31, 2007. No one customer accounted for more than 10% of our Services segment revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period. We also sell our voice network systems directly to end-users and the revenues in the Video Solutions segment from end-users are subject to more variability than our revenues from our reseller customers.

We typically ship products within a short time after we receive an order and, therefore, backlog has not historically been a good indicator of future revenues. As of March 31, 2008, we had $58.7 million of order backlog as compared to $57.7 million at December 31, 2007 and $47.8 million at March 31, 2007. We include in backlog open product orders which we expect to ship or service orders which we expect to bill in the following quarter. Once billed, unrecorded service revenue is included in deferred revenue. We believe that the current level of backlog will continue to fluctuate primarily as a result of the level and timing of orders received and customer delivery dates requested outside of the quarter. The level of backlog at any given time is also dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based in part on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline from current levels.

Cost of Revenues and Gross Margins

	Three Months Ended
$ in thousands	March 31, 2008	March 31, 2007	Increase (Decrease)
Product Cost of Revenues	$90,187	$64,282	40%
% of Product Revenues	41%	38%	3	pts
Product Gross Margins	59%	62%	(3	)pts
Service Cost of Revenues	$18,254	$11,899	53%
% of Service Revenues	50%	51%	(1	)pts
Service Gross Margins	50%	49%	1	pts
Total Cost of Revenues	$108,441	$76,181	42%
% of Total Revenues	42%	40%	2	pts
Total Gross Margins	58%	60%	(2	)pts

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization and impairment of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included a $0.8 million and $0.5 million charge for stock-based compensation in the three months ended March 31, 2008 and 2007, respectively. Generally, Video Solutions segment products have a higher gross margin than products in our Voice Communications segment.

Overall, product gross margins decreased by 3 percentage points in the three months ended March 31, 2008 as compared to the comparable period in 2007 which is due in part to the amortization of core and existing technology purchased intangibles as a result of our SpectraLink acquisition late in the first quarter of 2007, and to a lesser extent, increases in stock-based compensation expense. These increased costs, which are not allocated to our segments, accounted for approximately 1 percentage point of the decrease in gross margin during the three months ended March 31, 2008. Excluding these unallocated costs, gross margins decreased in both our Video Solutions and Voice Communications segments in the three months ended March 31, 2008 versus the comparable 2007 period. The fluctuation in these segments’ gross margin was primarily due to changes in product mix. Our Voice-over-IP handset products and the wireless products we acquired from SpectraLink have a lower gross margin than the consolidated gross margin of our other voice communications products which resulted in lower Voice Communications gross margins during the first quarter of 2008, and depending upon the product mix could result in lower Voice Communications gross margins in the future. Our gross margins on our wireless products were also negatively impacted by changes in our distribution model whereby we transitioned certain direct customers and resellers to purchase from our distributors and this transition effect may continue. The lower Video Solutions gross margin was due to lower video communications product gross margins due in part to new products which typically have lower gross margins for a period of time after their introduction. We have recently launched a number of new products, including our HDX and RPX product lines, and new products are becoming an increasing percentage of our revenues.

During the three months ended March 31, 2008, our finished goods inventory levels increased significantly from the December 31, 2007 levels primarily as a result of lower revenues than planned, the difference in planned versus actual sales mix of products, as well as weaker revenue linearity and other factors. As a result of the growth in finished goods inventory, gross margins were favorably impacted during the three months ended March 31, 2008, due to increased absorption of manufacturing overhead costs. We expect product gross margins to decrease in the near term from the first quarter of 2008 levels as we take the necessary actions required to reduce inventory and increase our inventory turns in the coming quarters.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our consolidated product gross margins.

Cost of service revenues and service gross margins included a $1.1 million and $0.6 million charge for stock-based compensation in the three months ended March 31, 2008 and 2007, respectively.

Overall, service gross margins increased in the three months ended March 31, 2008 over the comparable period in 2007 as a result of revenues increasing at a faster pace than related service costs, as well as a shift in mix of services revenues toward higher margin video maintenance revenues.

During the three months ended March 31, 2008, our service inventory levels also increased significantly from the December 31, 2007 levels.

Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain our current gross margin levels. Uncertainties surrounding revenue levels and related production level variances, competition, changes in technology, changes in product mix, variability of stock-based compensation costs, and the potential of resulting royalties to third parties, manufacturing efficiencies of subcontractors, manufacturing and purchased part variances, warranty and recall costs and timing of sales over the next few quarters can cause our cost of revenues percentage to vary significantly. In addition, we may experience higher prices on commodity components that are included in our products. We also expect product gross margins to decrease in the near term from the first quarter of 2008 levels due to the recent increases in inventory levels and actions required to reduce inventory and increase our inventory turns in the coming quarters.

In addition, cost variances associated with the manufacturing ramp of new products, or the write-off of initial inventory purchases due to product launch delays or the lack of market acceptance of our new products could occur, which would increase our cost of revenues as a percentage of revenues. Further, new products typically have lower gross margins for a period of time after their introduction. We have recently launched a number of new products and new products are becoming an increasing percentage of our revenues. For example, our HD video products and RPX telepresence products, although they generate higher gross profit dollars than our other non-HD video products due to higher average selling prices, may result in a lower overall gross margin percentage for an extended period of time after their introduction depending upon the mix of products sold during the period. In addition to the uncertainties listed above, cost of revenues as a percentage of revenues may increase due to a change in our mix of distribution channels and the mix of international versus North American revenues. Cost of revenues may also increase in 2008 over the 2007 levels as a result of increased compensation charges due to additional headcount and annual compensation increases.

Sales and Marketing Expenses

	Three Months Ended
$ in thousands	March 31, 2008	March 31, 2007	Increase
Expenses	$73,861	$50,936	45%
% of Total Revenues	29%	26%	3	pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct marketing expenses, are not allocated to our segments.

The increase in sales and marketing expense as a percentage of revenue and in absolute dollars for the three months ended March 31, 2008, as compared to the comparable period in 2007, was due primarily to an increase in compensation costs as a result of increases in our sales and marketing headcount as well as increases in revenue. The increase in headcount and headcount-related expenses was also due in part to the acquisition of SpectraLink late in the first quarter of 2007. Sales and marketing headcount has also increased 20% from March 31, 2007 to March 31, 2008. Increased headcount also resulted in increased recruitment and training costs, as well as additional facilities costs and higher travel and entertainment expenses in the first quarter of 2008 compared to the first quarter of 2007. Sales and marketing expenses included a $3.2 million and $2.5 million charge for stock-based compensation in the three month periods ended March 31, 2008 and 2007, respectively.

We expect our sales and marketing expenses to continue to increase in absolute dollar amounts during the remainder of 2008 as we continue to increase our sales coverage across all our markets, including emerging markets and key vertical markets, through the hiring of additional sales personnel and additional marketing programs in order to capitalize on the demand for high definition products, to sell and market the additional product offerings we anticipate as a result of our strategic partnerships and to increase revenues of our wireless products we acquired in the SpectraLink acquisition. We expect sales and marketing expenses to decrease as a percentage of revenue as the productivity of new sales personnel increases and revenues increase. However, forecasting sales and marketing expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we market new products and also depending upon the timing of trade shows. In addition, sales and marketing expenses will increase as a result of increased compensation charges due to annual merit increases and increased commissions depending upon our revenue growth, and to a lesser extent, increases in stock-based compensation expense. Sales and marketing expenses may also fluctuate due to increased international expenses and the impact of changes in foreign currency exchange rates. From time to time, in order to control operating expenses in any given quarter, we may take actions to reduce costs such as delay or limit the scope of marketing programs and other projects, impose travel restrictions, request employees to use paid time off or implement other cost control measures. Such actions may not be able to be implemented timely or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Research and Development Expenses

	Three Months Ended
$ in thousands	March 31, 2008	March 31, 2007	Increase
Expenses	$34,934	$30,675	14%
% of Revenues	13%	16%	(3	) pts

Research and development expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs.

Research and development expenses as a percentage of revenue decreased for the three months ended March 31, 2008 as compared to the comparable period in 2007, primarily due to spending increasing by 14% in the comparable periods while revenues increased 34% over the comparable periods. The increase in absolute dollars in the three months ended March 31, 2008 as compared to the comparable period in 2007, is due to planned increases in headcount primarily as a result of the SpectraLink acquisition and program development expenses to support increased investment in new product initiatives, such as our High Definition video and voice products and next generation network systems products. Research and development expenses increased in the three months ended March 31, 2008 as compared to the comparable period in 2007, in our Voice Communications segment and decreased slightly in our Video Solutions segment. Research and development expenses included a $2.9 million and $2.6 million charge for stock-based compensation in the three months ended March 31, 2008 and 2007, respectively.

We are currently investing research and development resources to enhance and upgrade the products that comprise our unified collaboration communications solutions, which encompass products and services in all three segments, including enhancements to our existing network systems products, products that address the high definition video conferencing market and additional voice-over-IP products. We also plan to make incremental investments in research and development in WLAN to broaden the enterprise wide application for the SpectraLink products. In addition, we are investing research and development resources across all segments to support our strategic partnerships. We also anticipate committing a greater proportion of our research and development expenses toward enhancing the integration and interoperability of our entire video solutions product suite.

We believe that technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. We expect that research and development expenses will increase in absolute dollars in 2008 over 2007 but will decrease as a percentage of revenues. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter. In addition, research and development expenses will increase in 2008 over the 2007 levels as a result of increased compensation charges due to annual compensation increases and, to a lesser extent, increases in stock-based compensation expense. From time to time, in order to control operating expenses in any given quarter, we may take actions to reduce costs such as delay or limit the scope of engineering projects, impose travel restrictions, request employees to use paid time off or implement other cost control measures. Such actions may not be able to be implemented timely or may not be successful in completely offsetting the impact of lower than anticipated revenues.

General and Administrative Expenses

	Three Months Ended
$ in thousands	March 31, 2008	March 31, 2007	Increase
Expenses	$14,894	$12,476	19%
% of Revenues	6%	7%	(1	)pt

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, patent litigation costs, and bad debt expense. General and administrative expenses are not allocated to our segments.

As a percentage of revenues, general and administrative expenses decreased by 1 percentage point for the three months ended March 31, 2008 as compared to the comparable period in 2007. The increase in spending in absolute dollars in general and administrative in the three months ended March 31, 2008 over the comparable period in the prior year was primarily due to increased compensation charges related to increased headcount, which grew 23% year-over year, as well as higher project-related outside services costs and increased facilities and information technology costs. General and administrative expenses included a $2.2 million and $2.1 million charge for stock-based compensation in the three months ended March 31, 2008 and 2007, respectively.

Significant future charges due to costs associated with litigation, or uncollectibility of our receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded. Additionally, predicting the timing of litigation and bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors. We believe that our general and administrative expenses will likely continue to increase in absolute dollar amounts in the future primarily as a result of expansion of our administrative staff, investments in enhancements to our financial and operating systems and other costs related to supporting a larger company, increased costs associated with regulatory requirements, and our continued investments in international regions. In addition, general and administrative expenses will increase in 2008 over the 2007 levels as a result of increased compensation charges due to annual compensation increases and, to a lesser extent, increases in stock-based compensation expense. From time to time, in order to control operating expenses in any given quarter, we may take actions to reduce costs such as delay or limit the scope of administrative projects, impose travel restrictions, request employees to use paid time off or implement other cost control measures. Such actions may not be able to be implemented timely or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Acquisition-Related Integration Costs

We recorded a charge to operations of $0.2 million and $1.2 million for the three month periods ended March 31, 2008 and 2007, respectively, for acquisition-related integration costs. These charges primarily include outside financial advisory, accounting, legal and consulting fees, and other costs incurred directly related to integrating acquired companies. These charges are primarily related to professional services costs to integrate SpectraLink, which we acquired in March 2007, and to a lesser extent Destiny, which we acquired in January 2007. We expect to incur additional integration costs related to the SpectraLink acquisition throughout the remainder of 2008. In addition, if we acquire additional businesses in the future, we may incur material acquisition expenses related to these transactions.

Purchased In-process Research and Development

In the three month period ended March 31, 2007, we recorded a charge totaling $9.4 million for in-process research and development acquired as part of our acquisition of SpectraLink, which related primarily to projects associated with software enhancements and upgrades to the functionality and performance of the Link, NetLink and DECT products. There were no such charges in the three month period ended March 31, 2008.

Amortization of Purchased Intangibles

In the three months ended March 31, 2008 and 2007, we recorded $1.8 million and $1.4 million, respectively, in amortization of purchased intangibles related to the Voyant, DSTMedia, Destiny and SpectraLink acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives which range from several months to eight years. The decrease in absolute dollars for the three months ended March 31, 2008 as compared to 2007 is primarily due to certain of the purchased intangibles related to Voyant becoming fully amortized as of December 31, 2007 which was partially offset by the amortization of purchased intangibles related to the SpectraLink acquisition during the three months ending March 31, 2008.

Restructuring

During the three months ended March 31, 2008 and 2007, we recorded $3.6 million and $0.2 million, respectively, related to restructuring actions which resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams.

During the first quarter of 2008, we eliminated certain positions primarily in engineering in our Video Solutions and Voice segments and sales management totaling less than two percent of our global workforce. As a result of these actions, we expect to record charges totaling $2.4 million for severance and other employee termination benefits, of which $2.0 million was recorded during the three months ended March 31, 2008. The remaining charge will be recorded in the second and third quarters of 2008. In addition, severance packages for the executives impacted in the 2007 restructuring actions were renegotiated, and their employment terminated on January 9, 2008. The revised total charges incurred related to these severance packages was $1.8 million, of which $0.2 million was expensed in the fourth quarter of 2007 and $1.6 million was expensed during the quarter ending March 31, 2008. All amounts owing under these executive severance agreements have been paid as of March 31, 2008.

The $0.2 million recorded in the three months ended March 31, 2007 represented the final amounts incurred under restructuring actions we took in the third quarter of 2006 to relocate our Asia headquarters to Singapore.

See Note 6 of Notes to Condensed Consolidated Financial Statements for further information on restructure costs.

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

Litigation Reserves and Payments

During the three months ended March 31, 2008, we recorded charges totaling $6.2 million as a result of trial preparation costs and the fee arrangement we had with our outside legal counsel that represented us in our litigation against Codian, pursuant to which we owed additional legal fees based upon the favorable outcome that was achieved in the first quarter of 2008. There were no such expenses in the three months ended March 31, 2007. See Note 16 of Notes to Condensed Consolidated Financial Statements for further information.

Interest Income, Net

Interest income, net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts. Interest income, net of interest expense, was $3.2 million and $6.6 million for the three months ended March 31, 2008 and 2007, respectively.

Interest income increased for the three months ended March 31, 2008 over the comparable period in the prior year primarily due to lower average cash and investment balances, as well as lower average investment returns in the first quarter of 2008. Average interest rate returns on our cash and investments were 3.85% in the first quarter of 2008 compared to 5.62% for the first quarter of 2007.

Interest income, net will decrease in 2008 compared to 2007 due to our lower cash balance as a result of our acquisitions and stock repurchase activity. The cash balance could decrease further depending upon the amount of cash used in any future acquisitions, our stock repurchase activity and other factors.

Provision for Income Taxes

Our overall effective tax rate for the three months ended March 31, 2008 is 26.0%, which resulted in a provision for income taxes of $5.0 million. The overall effective tax rate for the three months ended March 31, 2007 was 39.0%, which resulted in a provision for income taxes of $6.5 million. The decrease in the effective tax rate was primarily related to the non-deductibility of in-process research and development expenses associated with the SpectraLink acquisition in March of 2007, partially offset by the settlement of certain audit years with the Israeli tax authorities in the same quarter. In addition, the annual effective tax rate is benefited by an expected increase in foreign earnings, which are subject to lower tax rates.

Tax deductions associated with stock option exercises related to grants vesting prior to January 1, 2006 are credited to stockholders’ equity. Tax deductions in excess of prior book expenses under FAS123R associated with stock option exercises related to grants vesting on or after January 1, 2006 are also credited to stockholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $0.4 million and $8.6 million for the three months ended March 31, 2008 and 2007, respectively.

In accordance with FIN 48, in the three months ended March 31, 2008, we released $0.7 million of tax reserves due to a lapse of the statute of limitations in Japan, and in the three months ended March 31, 2007, we released $3.7 million of tax reserves due to a settlement with the Israel tax authority. As of March 31, 2008, we have $58.2 million of unrecognized tax benefits compared to $57.8 million at March 31, 2007. We do not anticipate any material changes in uncertain tax positions in the next 12 months.

We recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2008 and 2007, we had approximately $3.2 million and $2.4 million, respectively, of accrued interest and penalties related to uncertain tax positions.

Segment Information

A description of our products and services, as well as selected financial data, for each segment can be found in Note 13 to Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three months ended March 31, 2008 and 2007.

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

Video Solutions

	Three Months Ended
$ in thousands	March 31, 2008	March 31, 2007	Increase
Revenue	$131,303	$114,123	15%
Contribution margin	$61,885	$51,431	20%
Contribution margin as % of video solutions revenues	47%	45%	2	pts

Revenues from our Video Solutions segment increased by $17.2 million or 15% to $131.3 million in the three months ended March 31, 2008 as compared to the same period in 2007. Video Solutions segment revenues include revenues from sales of our video communications and network systems product lines. Revenue from video communications products increased to $113.8 million for the three months ended March 31, 2008 from $95.5 million in the year ago period, a 19% increase, primarily due to an increase in sales volumes and average selling prices of our group video products, which consisted primarily of our VSX and HDX product families. Revenues also increased as a result of increased revenues from sales of our RPX telepresence product. Revenues from our network systems products for the three months ended March 31, 2008 were $17.5 million, down 6% from revenues of $18.7 million in the comparable 2007 period, due primarily to decreases in our voice network system revenues, and to a lesser extent, decreases in software product sales, which was partially offset by increases in revenues from our video networking systems.

International revenues, which are defined as revenues outside of Canada and the U.S., accounted for 59% and 54% of our Video Solutions segment revenues for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008, one channel partner accounted for 11% of our total net revenues for our Video Solutions segment. During the three months ended March 31, 2007, one channel partner accounted for 12% of our total net revenues of our Video Solutions segment. We believe it is unlikely that the loss of any one channel partner would have a long term material adverse effect on consolidated revenues as we believe end-users would likely purchase our network systems products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The contribution margin as a percentage of Video Solutions segment revenues was 47% for the three months ended March 31, 2008 as compared to 45% in the comparable period in 2007. Contribution margins increased primarily as a result of engineering expenses decreasing as a percent of revenues and in absolute dollars. This was offset by slightly lower gross margins in the three months ended March 31, 2008 as compared to the same period in 2007 in our video communications product line partially offset by slightly higher margins on our network systems product lines. This was due in part to new products which typically have lower gross margins for a period of time after their introduction. We have recently launched a number of new products and new products are becoming an increasing percentage of our revenues. For example, our HD video products and our RPX telepresence products, which generate higher gross profit dollars than our other non-HD video products due to higher average selling prices, may result in a lower overall gross margin percentage for an extended period of time after their introduction depending upon the mix of products sold during the period. Direct marketing expenses increased in absolute dollars and slightly as a percent of revenues.

Direct marketing and engineering spending in the Video Solutions segment will fluctuate depending upon the timing of new product launches and marketing programs.

Voice Communications

	Three Months Ended
$ in thousands	March 31, 2008	March 31, 2007	Increase (Decrease)
Revenue	$91,148	$55,349	65%
Contribution margin	$38,686	$24,788	56%
Contribution margin as % of voice communication revenues	42%	45%	(3	) pts

Revenues from our Voice Communications segment for the three months ended March 31, 2008 increased 65% over the comparable 2007 period to $91.1 million, due primarily to revenues from our wireless voice products acquired in the SpectraLink acquisition during the first quarter of 2007, as well as increases in sales volumes of our Voice-over-IP products. This was partially offset by year-over-year decreases in revenues from our circuit-switch products. Revenues from products acquired in the SpectraLink acquisition accounted for $29.9 million of the increase. Excluding SpectraLink revenues, Voice Communications segment revenues increased 11% during the three months ended March 31, 2008 as compared to the same period in 2007, representing a decrease in our year-over-year growth rate of our non-wireless voice products from 17% in the fourth quarter of 2007 and 33% in the year ago period due in part to the economic softness we experienced in the first quarter of 2008, as well as the transition from circuit-switched to IP-based technologies.

International revenues, which are defined as revenues outside of Canada and the U.S., accounted for 36% of our total Voice Communications segment revenues in both the three months ended March 31, 2008 and 2007. In the three months ended March 31, 2008, no one customer accounted for more than 10% of our Voice Communications segment revenues. In the three months ended March 31, 2007, one channel partner accounted for 13% of our Voice Communications segment revenues. We believe it is unlikely that the loss of any one channel partner would have a long term material adverse effect on consolidated revenues as we believe end-users would likely purchase our network systems products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The contribution margin as a percentage of Voice Communications segment revenues for the three months ended March 31, 2008 decreased to 42% as compared to 45% in the comparable 2007 period. The decrease in contribution margin was primarily due to lower gross margins due to the higher mix of Voice-over-IP handset and wireless product revenues which generally have a lower gross margin than our circuit switched and installed voice products and, to a lesser extent, increased engineering expenses which increased as a percent of revenues, as well as in absolute dollars during the three months ended March 31, 2008 as compared to the same period in 2007 due primarily to the SpectraLink acquisition at the end of the first quarter of 2007. The wireless products we acquired from SpectraLink have a lower gross margin than the consolidated gross margin of our other voice communications products and depending upon the mix could result in lower Voice Communications gross margins in the future. Our gross margins on our wireless products were also negatively impacted by changes in our distribution model whereby we transitioned certain direct customers and resellers to purchase from our distributors and this may continue. Direct marketing spending increased in absolute dollars in the three months ended March 31, 2008, while remaining flat as a percentage of revenues when compared with the same period in the prior year. As the SpectraLink acquisition is only included in our results from March 26, 2007, it did not have a material impact on the contribution margin for the three months ended March 31, 2007.

Direct marketing and engineering spending in the Voice Communications segment will fluctuate depending upon the timing of new product launches and marketing programs.

Services

	Three Months Ended
$ in thousands	March 31, 2008	March 31, 2007	Increase
Revenue	$36,469	$23,246	57%
Contribution margin	$16,071	$9,750	65%
Contribution margin as % of services revenues	44%	42%	2	pts

Revenues from our Services segment for the three months ended March 31, 2008 increased 57% over the same period in 2007, due primarily to increases in voice-related services as a result of the acquired SpectraLink product lines, as well as increased video-related services and video network system services. Revenues from services related to products acquired in the SpectraLink acquisition in the first quarter of 2007 accounted for $7.4 million of the increase over the year ago period.

International revenues, or revenues outside of Canada and the U.S., accounted for 32% and 34% of total Service revenues for the three months ended March 31, 2008 and 2007, respectively. No one customer accounted for more than 10% of our total revenues for our Services segment for the three months ended March 31, 2008 or 2007.

Overall, the increase in the Services segment contribution as a percentage of Service segment revenues for the three months ended March 31, 2008 as compared to the same period in 2007 is due primarily to increased gross margins and lower operating expenses as a percentage of revenues. Service gross margins increased for the three months ended March 31, 2008 as compared to the same period in 2007 as a result of revenue increasing at a faster pace than related service costs. Service gross margins were negatively impacted during the three months ended March 31, 2008 by negative gross margins on the installation of our RPX telepresence product. We expect to improve margins on these product installations as we train additional personnel and achieve greater efficiencies.

Liquidity and Capital Resources

As of March 31, 2008, our principal sources of liquidity included cash and cash equivalents of $265.3 million, short-term investments of $77.3 million and long-term investments of $9.3 million. Substantially all of our short-term and long-term investments are comprised of U.S. government securities and corporate debt securities. See Note 9 of Notes to our Condensed Consolidated Financial Statements.

We generated cash from operating activities totaling $36.3 million in the three months ended March 31, 2008, compared to $16.8 million in the comparable period of 2007. The increase in cash provided from operating activities for the three months ended March 31, 2008 was due primarily to increased net income and non-cash expenses, increases in accounts payable and other accrued liabilities and a smaller increase in accounts receivable. Offsetting these positive effects were a larger increase in inventories, smaller decrease in deferred taxes, a larger increase in prepaid expenses and other current assets and a decrease in taxes payable.

The total net change in cash and cash equivalents for the three months ended March 31, 2008 was a decrease of $14.3 million. The primary uses of cash during this period were $62.2 million for purchases of our common stock and $9.2 million for purchases of property and equipment. The primary sources of cash were $36.3 million from operating activities, $12.7 million associated with the exercise of stock options and purchases under the employee stock purchase plan, $0.4 million for the excess tax benefit from stock based compensation and $7.8 million in proceeds from sales and maturities of investments, net of purchases. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses and other items (such as depreciation, amortization, the provision for doubtful accounts, inventory write-downs for excess and obsolescence, non-cash stock based compensation, excess tax benefit from stock based compensation, gain from sale of discontinued operations, amortization of unearned stock-based compensation, gain on strategic investments, the purchase of in-process research and development and the tax benefits from the exercise of employee stock options), reductions in deferred taxes and net increases in accounts payable and other accrued liabilities. Offsetting the positive effect of these items were net increases in trade receivables, inventories and prepaid expenses and other assets.

Our days sales outstanding, or DSO, metric was 49 days at March 31, 2008 compared to 48 days at March 31, 2007. This increase in DSO was due primarily to fluctuations in revenue linearity and an increase in international receivables. We expect that DSO will remain in the 40 to 50 day range but could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables which typically have longer payment terms and increases in receivables from service providers and government entities that have longer payment terms of 45 and 60 days, respectively, compared to 30 day terms for many other customers. Inventory turns decreased from 5.9 turns at December 31, 2007 to 4.5 turns at March 31, 2008. The decrease in inventory turns was a result of significant growth in our finished goods inventory levels during the period primarily as a result of lower revenues than planned, the difference in planned versus actual sales mix of products, as well as weaker revenue linearity, growth in service inventory levels and other factors. As a result of the growth in finished goods inventory, gross margins were favorably impacted during the three months ended March 31, 2008, due to increased absorption of manufacturing overhead costs. We expect product gross margins to decrease in the near term from the first quarter of 2008 levels as we take the necessary actions required to reduce inventory and increase our inventory turns in the coming quarters. We believe inventory turns will fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a greater mix of ocean freight versus air freight to reduce freight costs.

We enter into foreign currency forward-exchange contracts, which typically mature in one month, to hedge our exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record on the balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on contracts are recorded as other income (expense), offsetting transaction gains and losses on the related assets and liabilities.

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

From time to time, the Board of Directors has approved plans to purchase shares of our common stock in the open market. During the three months ended March 31, 2008, we purchased approximately 2.5 million shares of our common stock in the open market for cash of $60.0 million. As of March 31, 2008, we were authorized to purchase up to an additional $80.0 million under the 2007 share repurchase plan.

At March 31, 2008, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $143.1 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Consolidated Financial Statements once goods or services have been received or at such time when we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit totaling approximately $1.4 million to secure the leases on some of our offices.

The table set forth below shows, as of March 31, 2008, the future minimum lease payments due under our current lease obligations. Total estimated sublease income in 2008 is less than $0.1 million and is netted in the 2008 amounts. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of March 31, 2008 are as follows (in thousands):

	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long - Term Liabilities	Purchase Commitments
Year ending December 31,
Remainder of 2008	$10,629	$2,833	$—	$140,831
2009	14,941	3,851	1,871	1,201
2010	13,799	3,218	1,849	1,045
2011	12,731	2,766	1,948	—
2012	9,039	1,898	534	—
Thereafter	25,877	2,959	8,747	—

Total payments	$87,016	$17,525	$14,949	$143,077

As discussed in Note 15 of the Notes to Condensed Consolidated Financial Statements, at March 31, 2008, we have unrecognized tax benefits including related interest, totaling $58.2 million, none of which is expected to be due within the next 12 months. Payments we make for income taxes may increase during 2008 as our available net operating losses are depleted.

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

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our process used to develop estimates, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe our critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. With the exception of those discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2008, that we believe are of significance or potential significance to us.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 will have on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” Under SFAS No. 159 we may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 was effective for us beginning in the first quarter of 2008. Currently, we do not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not impact our consolidated financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The partial adoption of SFAS No. 157 as of January 1, 2008 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The investment portfolio includes highly liquid, high-quality instruments. Some investments in the portfolio may contain an embedded derivative, and interest rate hedges may be placed if they are tied to a specific investment or group of investments in accordance with our Investment Policy; however, they are generally not significant.

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

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents, held at March 31, 2008 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

Issuer	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$7,740	$7,734	$7,729	$7,723	$7,717
State and local governments	—	—	—	—	—
Corporate debt securities	78,962	78,904	78,846	78,788	78,730

Total	$86,702	$86,638	$86,575	$86,511	$86,447

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$7,734	$7,731	$7,729	$7,726	$7,723
State and local governments	—	—	—	—	—
Corporate debt securities	78,904	78,875	78,846	78,817	78,788

Total	$86,638	$86,606	$86,575	$86,543	$86,511

Foreign Currency Exchange Rate Risk

While we do not hedge for speculative purposes, as a result of our exposure to foreign currency exchange rate fluctuations, we purchase forward exchange contracts to hedge our foreign currency exposure to the Euro, British Pound and Israeli Shekel. We mitigate bank counterparty risk related to our foreign currency hedging program through our policy that requires us to purchase hedge contracts from banks that are among the world’s largest 100 banks, as ranked by total assets in U.S. dollars.

As of March 31, 2008, we had outstanding forward exchange contracts to sell 10.5 million Euros at 1.45, sell 4.0 million British Pounds at 1.99, and buy 14.6 million Israeli Shekels at 3.82. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 120 days or less.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekels. As of March 31, 2008, we had outstanding foreign exchange contracts to sell 17.2 million Euros at 1.46 and 2.0 million British Pounds at 1.97 and to buy 36.3 million Israeli Shekels at 3.83. These forward exchange contracts, carried at fair value, typically have maturities of less than 360 days. At March 31, 2008, we also had outstanding foreign exchange contracts to sell 18.3 million Euros at 1.49 and 3.9 million British Pounds at 1.95 and to buy 31.2 million Israeli Shekels at 3.73. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

As a result of our acquisition of SpectraLink, we now have operations in Horsens, Denmark. From time to time, we enter into foreign currency contracts to reduce our exposure to foreign-denominated inventory purchases made by the

Denmark operation. For the three months ended March 31, 2008, the gains from these foreign currency exchange contracts were not significant. Changes in fair value of these forward contracts are recognized in other income (loss), net at the end of each period and were not material for the periods presented.

Based on our overall currency rate exposure as of March 31, 2008, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial effect on our financial position, results of operations and cash flows. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OR ALL OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE SIGNIFICANTLY DUE TO ANY OF THESE RISKS, AND INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. IN ASSESSING THESE RISKS, INVESTORS SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

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

We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our current or future competitors, or our delay in bringing new products to market to compete with competitive products, could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be a reduction in the prices of our products and our competitors’ products, the introduction of additional lower priced competitive products or the introduction of new products or product platforms that render our existing products or technologies obsolete. For example, our video network systems product revenues had declined sequentially from the fourth quarter of 2004 through the second quarter of 2006 as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures. While revenues from our video network systems product revenues improved sequentially in the third and fourth quarters of 2006 and 2007, video network system product revenues declined sequentially again in the first and second quarters of 2007 and the first quarter of 2008, and could decline again in the future.

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

Our video network systems products experience significant direct competition from Tandberg, which acquired Codian in August 2007, RADVISION, Cisco Systems, which resells RADVISION’s products, Huawei, and various smaller or new industry entrants. Tandberg’s acquisition of Codian may strengthen their network systems offerings and result in increased competition from Tandberg against our total video solutions offering, potentially causing a negative impact on our video solutions revenues, as well as our market position with respect to video conferencing and network systems offerings. Our video network systems product revenues declined sequentially from the fourth quarter of 2004 through the second quarter of 2006 as well as in the first and second quarters of 2007 and the first quarter of 2008 as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures. Our voice network systems business has significant competition from companies such as Avaya, Cisco Systems, Compunetix, Convedia, as well as various smaller or new industry entrants. Although we launched our next generation video network system platform (RMX 2000™) in 2007 and intend to launch new network services product offerings, including enhancements to existing products, in the future, these new product offerings may be delayed or may not have as much of a positive impact on our video solutions revenues as we anticipate.

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

Further, as our product portfolio expands and as we enter into product lines that require a more direct-touch sales model and that require more complex negotiations, such as our RPX and TPX product lines, we are continuing to make key strategic investments in additional sales and marketing personnel in 2008. It will require time for us to hire additional key sales and marketing talent in such numbers that we believe are required to compete effectively both domestically and internationally and then further time for such new personnel to receive training and to become familiar with our product lines and services. Ultimately, it is possible that our increased investments in this area may not yield the financial results that we hope to achieve from such investments as quickly as anticipated, or at all, or we may not be successful in hiring the type of sales and marketing talent that we are targeting.

We continually need to educate and train our channel partners to avoid any confusion as to the desirability of the new product offering compared to our existing product offerings. During the last year, we launched several new product offerings, and there is a risk that these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any product until they determine if these products are more desirable products than our other products. For instance, our recently introduced high definition video product family (HDX) may cause confusion with respect to our VSX product line. We also recently introduced our RMX 2000 conferencing platform, which provides the next generation of conferencing infrastructure and may have a negative impact on the sales of our MGC™ media servers, which it did in the first quarter of 2008, and the HDX4000™, our high definition executive desktop product, which could have a negative impact on sales of our existing executive desktop product. We believe that the anticipated announcement of our HDX8000™ video conferencing product, our high definition video conferencing product for small- to medium-sized conference rooms, temporarily delayed sales of our HDX9000™ video conferencing product, our high definition video conferencing product intended for larger conference room settings, in the third quarter of 2007. Such delays in purchases could adversely affect our revenues, gross margins and operating results in the period of the delay. Conversely, the introduction of new products such as the HDX 7000™ video conferencing product for smaller conference rooms and the HDX8000 video conferencing product may have an unintended negative effect on sales of and corresponding revenues associated with other video conferencing products such as our VSX and other HDX offerings. We and our channel partners must also effectively educate our potential end-user customers about the benefits of video conferencing and the products that we offer and the features available over those of our competitors.

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

We produce highly complex communications equipment, which includes both hardware and software and incorporates new technologies and component parts from different suppliers. Resolving product defect and technology issues could cause delays in new product introduction. Further, some defects may not be detected or cured prior to a new product launch, or are detected after a product has already been launched and may be uncurable or result in a product recall. From time to time, we have encountered defects with the lithium ion batteries in our wireless products. The occurrence of any of these events have resulted and could in the future result in the failure of a partial or entire product line or a temporary or permanent withdrawal of a product from the market. We may also have to invest significant capital and other resources to correct these problems, including product reengineering expenses and inventory, warranty and replacement costs. These problems might also result in claims against us by our customers or others.

Any delays in the future for new product offerings currently under development or any product defect issues or product recalls could adversely affect the market acceptance of these products (and correspondingly result in loss of market share), our ability to compete effectively in the market, and our reputation, and therefore could lead to decreased product sales and could seriously harm our results of operations. We may also experience cancellation of orders, difficulty in collecting accounts receivable, increased service and warranty costs in excess of our estimates, diversion of resources and increased insurance costs and other losses to our business or to end-user customers.

Product obsolescence and excess inventory can negatively affect our results of operations.

We operate in a high technology industry which is subject to rapid and frequent technology and market demand changes. These changes can often render existing or developing technologies obsolete. In addition, the introduction of new products and any related actions to discontinue existing products can cause existing inventory to become obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the recorded value of existing inventory is greater than its fair market value, such as we experienced in 2005 and 2006 with our ViewStation® inventory. Further, as customers transition to our HDX video conferencing endpoints from our VSX video conferencing endpoints or to our RMX platform from our MGC infrastructure products, we may experience write-downs in inventory value of these products in the future. We experienced significant growth in our finished goods inventory levels during the first quarter of 2008 as a result of lower than planned revenues, differences in planned versus actual sales mix of products, as well as weaker revenue linearity, growth in service inventory levels and other factors. This could also result in write-downs in inventory value in future quarters if we are not successful in decreasing our inventories as planned. Also, the pace of change in technology development and in the release of new products has increased and is expected to continue to increase. If sales of one of these products has an unplanned negative effect on sales of another of our products, it could significantly increase the inventory levels of the negatively impacted product. For each of our products, the potential exists for new products to render existing products obsolete, cause inventories of existing products to increase, cause us to discontinue a product or reduce the demand for existing products.

We face risks related to the adoption rate of new technologies.

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our SoundStation® IP and SoundPoint® IP products are dependent on the roll out of voice-over-IP, or VoIP, technologies. In addition, VoIP products are traditionally sold through service providers. We may not be successful in expanding our current service provider network or maintaining a successful service provider network. The success of our HDX4000, VSX® 3000 and PVX™ software application products depends on the increased use of desktop video collaboration technologies. Further, as we see the adoption rate of new technologies increase, product sales of our legacy products may be negatively impacted. Due to the SpectraLink acquisition, we now face risks related to our ability to respond to rapid technological changes within the on-premises wireless telephone industry. The wireless communications industry is characterized by rapid technological change, short product life cycles, and evolving industry standards.

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

In addition, we develop new products or product enhancements based upon anticipated demand for new features and functionality, such as next generation high definition video resolution technology. We may not be able to sell certain of our products in significant volumes and our business may be harmed if the use of new technologies that our future products are based on does not occur; if the development of suitable sales channels does not occur, or occurs more slowly than expected; if our products that incorporate new technologies are not priced competitively or are not readily adopted; or if the adoption rates of such new technologies do not drive demand for our other products as we anticipate. For example, although we believe increased sales of group and desktop video solutions will drive increased demand for video network system products, such increased demand may not occur or we may not benefit to the same extent as our competitors. We also may not be successful in creating demand in our installed customer base, such as customers who have our legacy SoundStation® products, for products that we develop that incorporate new technologies or features.

We may not successfully execute on our product requirements because of errors in defining product marketing requirements, planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. Due to the competitive nature of our business, any failure by us to meet any of these challenges could render our products or technologies obsolete or noncompetitive and thereby materially and adversely affect our business, reputation, and operating results.

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

If the market does not accept our products, particularly our new product offerings which we are relying on for future revenues, such as our new high definition products, our profitability would likely be harmed. Further, new products typically have lower gross margins for a period of time after their introduction. We have recently launched a number of new products and new products are becoming an increasing percentage of our revenues. For example, our HD video products, which generate higher gross profit dollars than our other non-HD video products due to higher average selling prices, may result in a lower overall gross margin percentage for an extended period of time after their introduction depending upon the mix of new products sold during the period. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment and network systems, which could cause us to reduce the prices for any of these products or discontinue one product with the intent of simplifying our product offering and enhancing sales of a similar product. For example, we believe that the sequential declines in video network system revenues that we experienced from the fourth quarter of 2004 through the second quarter of 2006 and again in the first and second quarters of 2007 and the first quarter of 2008 are due in part to lower average selling prices as a result of increased competitive pressures. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a similar product. In addition, we anticipate that our gross margins may become more difficult to predict due to these types of changes, the wide range of margins associated with each of our product lines, and shifts in the mix of products sold. Our network systems products typically have higher gross margins than our other product lines. Therefore, our gross margins could decrease if we continue to experience decreases in our network systems product sales. For example, in the first quarter of 2007, gross margins for our network systems products were the lowest we have ever experienced and below our targeted range. Further, if our network systems sales suffer, a correspondingly negative impact may be had on our services business, which relies in part on network systems sales for its success. Finally, if we do not fully anticipate, understand and fulfill the needs of end-user customers in the vertical markets that we serve, we may not be able to fully capitalize on product sales into those vertical markets and our revenues may, accordingly, fail to grow as anticipated or may be adversely impacted.

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

In addition, sales of our telepresence product line are more complex sales transactions than our other product lines, and the end-user customer in such transactions typically purchases an enhanced level of support service from us so that it can ensure that this significant investment can be fully operational and satisfy the end-user’s requirements. This requires an enhanced level of support from the Company in terms of resources and technical knowledge of an end-user customer’s telecommunication network. As this type of service is relatively new for us, our inability to provide the proper level of support on a cost beneficial basis may cause damage to our reputation in this new emerging market and may, as a result, harm our business and results of operations.

Impairment of our goodwill or other assets would negatively affect our results of operations.

We have acquired several businesses, which together resulted in goodwill valued at approximately $504.5 million and other purchased intangible assets valued at approximately $82.3 million as of March 31, 2008. This represents a significant portion of the assets recorded on our balance sheet and reflects significant increases in 2007 as a result of the Destiny and SpectraLink acquisitions. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values, as we did in the fourth quarters of 2007 and 2006, when we wrote down certain intangible assets associated with our acquisition of Voyant in the amount of $3.6 million and $1.4 million, respectively. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. To date, due to these and other factors, we have recorded cumulative charges against earnings totaling $21.5 million associated with the impairment of such investments, including $7.4 million in the second quarter of 2007. As of March 31, 2008, our investments in private companies are valued at $2.2 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

Our quarterly operating results may fluctuate significantly and are not necessarily a good indicator of future performance.

Our quarterly operating results have fluctuated in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control or can be difficult to predict. These factors include, but are not limited to:

•	the impact of unfavorable economic and market conditions in the United States and the potential for further reaching effects in other countries;

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

Economic conditions worldwide have contributed from time to time to slowdowns in the communications and networking industries, as well as have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to these adverse changes in general economic conditions which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior years. Any recurrence of these events could have a similar effect. For example, the recent economic softness in the United States and other current negative macroeconomic indicators, such as the possibility of a recession in the United States or other economic downturns in global markets, could adversely affect our business. We experienced a sequential decline in revenues in the United States in the first quarter of 2008 from the fourth quarter of 2007, which trend may continue in future quarters if unfavorable market and economic conditions in the United States continue and negatively impact technology spending for the products and services we offer.

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

We have in the past, and may in the future, as part of acquiring a company, identify redundant facilities, which we would develop a plan to exit as part of the integration of the businesses. For example, as of March 31, 2008 we have a remaining liability in the amount of $2.0 million related to facilities we vacated in connection with our recent acquisition of SpectraLink. This reserve is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

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

Our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, the majority of our voice and video network system orders are received in the last month of a quarter, typically the last few weeks of that quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. Accordingly, if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly, and any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

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

For instance, integrating acquired product offerings with ours has created confusion among our channel partners in the past and may continue to do so in the future. We will need to continue to devote significant resources to educate and train our channel partners about our product offerings. We have recently launched our HDX video conferencing products and our new RMX conferencing platform and have added additional products through the acquisitions of SpectraLink and Destiny, all of which continue to require significant resources and training to educate our channels. Channel confusion could also occur if we do not adequately train or educate the channel on our product families, especially in the cases where we simplify our product offerings by discontinuing one product in order to stimulate growth of a similar product. Ongoing confusion may lead to delays in ordering our products, which would negatively affect our revenues.

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

Service providers constitute some of the larger end-user customers of our voice network systems products, and we experience significant quarterly variability in the timing and amount of these orders. The revenues for network systems products from service providers are subject to more variability than network systems product revenues from our channel partners. The loss of any one of these service provider customers for our network systems products, or our failure to adequately maintain or grow the level of network systems-related product sales to service providers, could have a materially adverse impact on our consolidated revenues. For example, in the first quarter of 2008, our voice network system revenues were nearly zero compared with $2.1 million in the year ago period.

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

Our future success will depend in part on our continued ability to hire, assimilate and retain qualified personnel, including the additional sales personnel we plan to hire in 2008 and the retention of key sales personnel as we move to a more direct-touch sales model. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel. In addition, the success of our planned expansion of our sales force is also dependent upon their ability to achieve certain productivity levels in an acceptable timeframe and any inability to do so could be disruptive to our business and have a material adverse impact on our operating results. For instance, we believe that execution by the sales team in the third quarter of 2007 was adversely impacted by distraction caused in part by the shift to a direct-touch sales model, as well as due to the ongoing integration of the SpectraLink operations at that time.

From time to time, we may also decide to replace certain key personnel or make changes in certain senior management positions, particularly as we continue to grow to meet market demands, or make organizational changes such as we did in 2007, when we created the Video Solutions organization, through the combination of our Video and Network Systems divisions. In addition, in January 2008 we reorganized our U.S. sales organization, resulting in changes in certain key sales management positions. Such transitions may be disruptive to the affected function and our business, possibly on a longer term basis than we expect, particularly as the reorganized team, many of whom have not worked together previously, learns to work together effectively, and could divert management’s attention from other ongoing business concerns. Further, we may not experience the operating efficiencies in product planning, research, and development or sales productivity that the reorganization is intended to achieve, particularly in light of the current U.S. economic uncertainty.

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

Moreover, our operating results would be seriously harmed by receipt of a significant number of defective components or components that fail to fully comply with environmental or other regulatory requirements, an increase in component prices, such as the price increases for components that are in compliance with the Restrictions on Hazardous Substances (RoHS) rules in Europe, or our inability to obtain lower component prices in response to competitive price reductions.

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

The Company’s future effective tax rates could be unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company’s deferred tax assets and liabilities, or changes in tax laws or their interpretation. For instance, a U.S. research and development tax credit expired at the end of 2007, but may be subsequently reinstated for 2008. The adoption of SFAS 123(R) also added more unpredictability and variability to our future effective tax rates. In addition, the adoption of FIN 48 has also added more variability to our effective tax rates.

Further, the Company is subject to the periodic examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on the Company’s net income and financial condition, possibly materially.

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

In addition, as we manage our business and focus on shorter shipment lead times for certain of our products and implement freight cost reduction programs, our inventory levels may increase, resulting in decreased inventory turns that could negatively impact our cash flow. We believe inventory turns will continue to fluctuate depending upon our ability to reduce lead times, as well as due to changes in anticipated product demand and product mix and a greater mix of ocean freight versus air freight to reduce freight costs. For instance, in the first quarter of 2008, our inventory levels increased significantly from the December 31, 2007 levels as a result of these factors.

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

•	the announcement of new products or product enhancements by us or our competitors;

•	technological innovations by us or our competitors;

•	quarterly variations in our results of operations;

•	the acquisition of one of our competitors by a significantly larger company;

•	general market conditions or market conditions specific to technology industries; and

•	domestic and international macroeconomic factors.

In addition, the stock market continues to experience price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many high technology companies like us and are often unrelated to the operating performance of the specific companies.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity during the first quarter ended March 31, 2008:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
1/1/08 to 1/31/08	—	—	—	$140,017,000
2/1/08 to 2/29/08	2,218,088	$23.65	2,218,088	$87,555,000
3/1/08 to 3/31/08	430,195	$22.76	328,150	$80,017,000

Total	2,648,283	$23.51	2,546,238

(1)	Includes 102,045 of shares repurchased in February and March 2008 to satisfy tax withholding obligations as a result of the vesting of shares of restricted stock and restricted stock awards.
(2)	On August 9, 2005, the Company announced that the Board of Directors had approved a share repurchase plan, pursuant to which it would purchase shares of the Company’s common stock with an aggregate value of up to $250 million in the open market from time to time (“2005 share repurchase plan”). In addition, on May 7, 2007, the Company announced that the Board of Directors had extended its existing program by approving an additional share repurchase program to purchase up to $250 million of its common stock (“2007 share repurchase plan”). During the three months ended March 31, 2008, the Company repurchased 2.5 million shares of common stock in the open market for cash of $60.0 million. As of March 31, 2008, all of the share repurchases authorized under the 2005 share repurchase plan had been completed, and the Company was authorized to purchase up to an additional $80.0 million of shares in the open market under the 2007 share repurchase plan. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2007 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6.	EXHIBITS

Exhibit No.	Description
10.1	Offer Letter with David R. Phillips dated June 26, 2006.

10.2	Summary of Arrangement between the Company and David R. Phillips with respect to Relocation Expenses.

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2008

POLYCOM, INC.

/s/ ROBERT C. HAGERTY
Robert C. Hagerty
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL R. KOUREY
Michael R. Kourey
Senior Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)

/s/ LAURA J. DURR
Laura J. Durr
Vice President and Worldwide Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Offer Letter with David R. Phillips dated June 26, 2006.

10.2	Summary of Arrangement between the Company and David R. Phillips with respect to Relocation Expenses.

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.