Form 10-Q
period 2008-06-30
POLYCOM INC
filed 2008-08-01
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

There were 85,083,823 shares of the Company’s Common Stock, par value $.0005, outstanding on July 18, 2008.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$203,212	$279,560
Short-term investments	96,870	62,663
Trade receivables, net of allowance for doubtful accounts of $2,236 and $2,398 at June 30, 2008 and December 31, 2007 respectively	130,339	138,133
Inventories	94,380	71,106
Deferred taxes	34,437	43,295
Prepaid expenses and other current assets	26,442	23,104

Total current assets	585,680	617,861
Property and equipment, net	63,724	57,610
Long-term investments	17,045	32,340
Goodwill	504,809	504,955
Purchased intangibles, net	77,011	86,423
Deferred taxes	16,094	8,062
Other assets	17,451	14,687

Total assets	$1,281,814	$1,321,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$69,208	$75,802
Accrued payroll and related liabilities	29,411	29,518
Taxes payable	1,441	3,790
Deferred revenue	63,874	59,130
Other accrued liabilities	55,044	48,814

Total current liabilities	218,978	217,054
Non-current liabilities
Deferred revenue	41,716	27,853
Taxes payable	34,594	34,899
Deferred taxes	3,076	4,709
Other non-current liabilities	15,662	13,429

Total non-current liabilities	95,048	80,890

Total liabilities	314,026	297,944
Stockholders’ equity
Common stock, $0.0005 par value; Authorized: 175,000,000 shares; Issued and outstanding: 85,069,961 shares at June 30, 2008 and 89,137,059 shares at December 31, 2007	41	43
Additional paid-in capital	993,266	1,000,466
Cumulative other comprehensive loss	6,039	4,160
Retained earnings (accumulated deficit)	(31,558)	19,325

Total stockholders’ equity	967,788	1,023,994

Total liabilities and stockholders’ equity	$1,281,814	$1,321,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues:
Product revenues	$233,845	$201,902	$456,296	$371,374
Service revenues	37,736	31,950	74,205	55,196

Total revenues	271,581	233,852	530,501	426,570

Cost of revenues:
Cost of product revenues	97,947	81,627	188,134	145,909
Cost of service revenues	19,764	16,027	38,018	27,926

Total cost of revenues	117,711	97,654	226,152	173,835

Gross profit	153,870	136,198	304,349	252,735

Operating expenses:
Sales and marketing	76,042	61,991	149,903	112,927
Research and development	36,501	36,258	71,435	66,933
General and administrative	15,028	16,742	29,922	29,218
Acquisition-related integration costs	3	1,547	162	2,717
Purchased in-process research and development	—	—	—	9,400
Amortization of purchased intangibles	1,810	2,376	3,637	3,807
Restructuring costs	839	—	4,454	213
Litigation reserves and payments	1,163	—	7,401	—

Total operating expenses	131,386	118,914	266,914	225,215

Operating income	22,484	17,284	37,435	27,520
Interest income, net	2,003	4,022	5,189	10,590
Loss on strategic investment	—	(7,400)	—	(7,400)
Other income (loss), net	(1,067)	(470)	(7)	(534)

Income before provision for income taxes	23,420	13,436	42,617	30,176
Provision for income taxes	5,578	3,359	10,569	9,888

Net income	$17,842	$10,077	$32,048	$20,288

Basic net income per share	$0.21	$0.11	$0.37	$0.22

Diluted net income per share	$0.20	$0.11	$0.36	$0.21

Weighted average shares outstanding for basic net income per share calculation	86,357	91,718	87,441	91,263
Weighted average shares outstanding for diluted net income per share calculation	88,204	95,492	89,225	95,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$32,048	$20,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,472	11,656
Amortization of purchased intangibles	10,567	7,976
Provision for doubtful accounts	245	—
Provision for excess and obsolete inventories	1,197	320
Non-cash stock-based compensation	20,353	18,644
Excess tax benefits from stock-based compensation	(2,075)	(11,645)
Loss on strategic investment	—	7,400
Purchase of in-process research and development	—	9,400
Loss on disposal of property and equipment	68	58
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	7,723	(18,038)
Inventories	(24,471)	(805)
Deferred taxes	(486)	3,405
Prepaid expenses and other assets	(7,147)	(1,647)
Accounts payable	(6,594)	(1,180)
Taxes payable	(135)	3,519
Other accrued liabilities	31,001	2,384

Net cash provided by operating activities	75,766	51,735

Cash flows from investing activities:
Purchases of property and equipment	(19,056)	(14,500)
Purchases of investments	(206,649)	(201,859)
Proceeds from sale and maturity of investments	183,973	313,292
Acquisitions of SpectraLink Corporation and Destiny Conferencing Corporation, net of cash acquired	—	(275,619)

Net cash used in investing activities	(41,732)	(178,686)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	30,001	48,264
Purchase and retirement of common stock	(142,458)	(25,732)
Excess tax benefits from stock-based compensation	2,075	11,645

Net cash provided by (used in) financing activities	(110,382)	34,177

Net decrease in cash and cash equivalents	(76,348)	(92,774)
Cash and cash equivalents, beginning of period	279,560	316,368

Cash and cash equivalents, end of period	$203,212	$223,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended June 30, 2008 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). With the exception of those discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2008, that are of significance or potential significance to us.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 will have on its consolidated financial statements.

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

Additionally, the Company has acquired several other companies since 2001. Changes in goodwill, purchased intangibles, and fair value of net tangible assets are summarized as follows (in thousands):

	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets
Balance at December 31, 2007	$504,955	$86,423	$112,036
Amortization	—	(10,567)	—
Foreign currency translation	3,696	1,155	—
Subsequent fair value adjustments to assets acquired and liabilities assumed upon acquisition	(3,842)	—	3,842

Balance at June 30, 2008	$504,809	$77,011	$115,878

The fair value adjustments to assets acquired during the six month period ended June 30, 2008 primarily resulted from final purchase accounting adjustments to the assets and liabilities assumed in the acquisition of SpectraLink during the first quarter of 2008. As part of the Destiny acquisition, Destiny shareholders may receive up to an additional $10.0 million of consideration through the end of 2008, payable in cash, based on the achievement of certain financial milestones relating to the operating results of Destiny. Payment of additional consideration, if any, would result in a corresponding increase in goodwill.

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

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Net revenues	$233,852	$452,493
Net income	$10,077	$8,707
Net income per share – basic	$0.11	$0.10
Net income per share – diluted	$0.11	$0.09

The unaudited pro forma net income for the three and six months ended June 30, 2007 includes $3.8 million and $7.6 million for the amortization of purchased intangibles and $9.4 million for in-process research and development, respectively. The unaudited pro forma financial information also includes the following non-recurring charges: acquisition-related charges for the fair market value adjustment of inventory of $2.4 million and acquisition-related integration expenses of $3.7 million. The pro forma amounts above reflect a reduction of interest expense related to the debt that was paid off as part of the acquisition, as well as a reduction in interest income on the cash paid as part of the purchase price, assuming the acquisition occurred as of January 1, 2007, with interest income calculated at the Company’s average rate of return for the respective periods. The pro forma net income above assumes an income tax provision at the Company’s consolidated tax rate for the respective year.

See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on goodwill and purchased intangibles.

4. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment (in thousands):

	Video Solutions	Voice Communications	Services Segment	Total
Balance at December 31, 2007	$274,419	$137,774	$92,762	$504,955
Foreign currency translation	431	2,588	677	3,696
Changes in fair value of assets acquired and liabilities assumed	(1,287)	(1,495)	(1,060)	(3,842)

Balance at June 30, 2008	$273,563	$138,867	$92,379	$504,809

The following table presents details of the Company’s total purchased intangible assets as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008			December 31, 2007
Purchased Intangible Assets	Gross Value	Accumulated Amortization and Impairment	Net Value	Gross Value	Accumulated Amortization and Impairment	Net Value
Core and developed technology	$109,178	$(59,388)	$49,790	$109,178	$(53,407)	$55,771
Patents	14,068	(13,948)	120	14,068	(13,829)	239
Customer and partner relationships	44,625	(26,491)	18,134	44,625	(24,876)	19,749
Trade name	10,021	(3,015)	7,006	10,021	(2,608)	7,413
Other	4,862	(2,901)	1,961	4,862	(1,611)	3,251

Total	$182,754	$(105,743)	$77,011	$182,754	$(96,331)	$86,423

For the three months and six months ended June 30, 2008, the Company recorded amortization expense related to purchased intangibles of $1.8 million and $3.6 million, respectively, which is included in “Amortization of purchased intangibles” in the condensed consolidated statement of operations. For the three months and six months ended June 30, 2007, the Company recorded amortization expense related to purchased intangibles of $2.4 million and $3.8 million, respectively, which is included in “Amortization of purchased intangibles” in the condensed consolidated statement of operations. The Company also recorded approximately $3.4 million and $6.9 million during the three months and six months ended June 30, 2008, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the condensed consolidated statement of operations. The Company also recorded approximately $3.4 million and $4.2 million during the three months and six months ended June 30, 2007, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the condensed consolidated statement of operations. Amortization of intangibles is not allocated to the Company’s segments.

The estimated future amortization expense of purchased intangible assets as of June 30, 2008 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2008	$10,909
2009	19,588
2010	19,478
2011	14,583
2012	10,024
Thereafter	1,511

Total	$76,093

Upon adoption of SFAS 142, the Company determined that a purchased trade name intangible of $0.9 million had an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is no longer amortized but is reviewed for impairment annually or sooner under certain circumstances.

5. ACQUISITION-RELATED INTEGRATION COSTS AND LIABILITIES

The following table summarizes the activity of the Company’s acquisition-related restructuring liabilities and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits	Integration Costs, Merger Fees and Expenses
Balance at December 31, 2007	$2,966	$403	$—
Additions to the reserve	—	—	162
Cash payments and other usage	(446)	(274)	(162)

Balance at June 30, 2008	$2,520	$129	$—

The Company had approximately $0.6 million and $1.1 million in acquisition-related reserves classified as current liabilities at June 30, 2008 and December 31, 2007, respectively. Approximately $2.0 million and $2.3 million of acquisition-related reserves were classified as long term liabilities at June 30, 2008 and December 31, 2007.

Facility Closings

The Company’s facility closings liability is primarily attributable to consolidation of facilities related to the SpectraLink acquisition and, to a lesser extent, the PictureTel acquisition. The balance at June 30, 2008 relates to liabilities of $2.6 million associated with the SpectraLink acquisition as a result of plans to vacate three facilities within the next 12 months, as well as one vacant facility from the PictureTel acquisition. During the six months ended June 30, 2008, the Company recorded payments totaling $0.4 million against the restructuring related to these facility closings.

Severance and Related Benefits

During 2007, the Company recorded a liability of $7.0 million for severance and related benefits as part of the liabilities assumed in the acquisition of SpectraLink as a result of establishing a plan to involuntarily terminate or relocate certain general and administrative and manufacturing positions within the 12 months following the acquisition. During the six months ended June 30, 2008, the Company made payments totaling $0.3 million against the restructuring reserve for severance and related benefits. The remaining $0.1 million is expected to be paid by September 30, 2008.

Integration Costs, Merger Fees and Expenses

For the six months ended June 30, 2008 and 2007, the Company recorded a charge to operations of $0.2 million and $2.7 million, respectively, for acquisition-related integration costs. The costs primarily related to the SpectraLink and Destiny acquisitions and principally consist of financial advisory, accounting, legal and consulting fees and other costs incurred directly related to integrating acquired companies.

6. RESTRUCTURING COSTS

During the three and six months ended June 30, 2008, the Company recorded restructuring charges in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” totaling $0.8 million and $4.5 million, respectively. All restructure charges were recorded in “Restructure costs” in the condensed consolidated statement of operations.

During the second quarter of 2008, management approved a plan to further eliminate certain positions primarily in the Video Solutions and Voice segments and sales management, as well as consolidate facilities located in Israel and Denmark. As a result of these actions, the Company expects to record charges totaling $0.9 million for severance and other employee termination benefits, as well as certain other charges totaling $0.9 million related to the facility closures. Approximately $0.8 million of the severance and other employee benefits was recorded during the three months ended June 30, 2008. The remaining charges are expected to be recorded in the third quarter of 2008. These actions are generally intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams. Approximately $0.6 million remains to be paid as of June 30, 2008 related to these actions and is anticipated to be paid in the quarter ending September 30, 2008.

During the first quarter of 2008, management approved a restructuring plan for eliminating certain positions throughout the Company. The resulting actions were intended to streamline and focus the Company’s efforts and more properly align its cost structure with projected revenue streams. Total charges for these actions are expected to be $2.4 million, $2.0 of which was recorded in the first quarter of 2008 and consequently the six months ended June 30, 2008. The remaining charge of $0.4 million is expected to be recorded and paid in the third quarter of 2008. The charges are comprised of severance and other employee termination benefits related to these workforce reductions, which impacted approximately two percent of the Company’s employees worldwide. In addition, severance packages for the executives impacted in the 2007 restructuring actions were renegotiated, and their employment terminated on January 9, 2008. These changes resulted in an additional charge of $1.6 million in the three months ended March 31, 2008. All amounts owed under these executive severance agreements were paid as of March 31, 2008.

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

The following table summarizes the status of the Company’s restructure reserves (in thousands):

Severance and Related Benefits
Balance at December 31, 2007	$235
Additions to the reserve	4,454
Cash payments and other usage	(3,661)

Balance at June 30, 2008	$1,028

On July 31, 2008, the Company announced a plan to eliminate certain positions worldwide. These actions are intended to optimize the Company’s cost structure in order to accelerate improvement in its overall profitability. Approximately 80 positions will be eliminated worldwide, or approximately three percent of the Company’s global workforce, and is in large part effective immediately. The Company currently expects to record restructuring charges and make cash expenditures totaling approximately $2.8 million in the third quarter of 2008 resulting from these actions, with approximately $2.6 million for severance and other employee termination benefits and approximately $0.2 million for outplacement and legal-related services.

7. BALANCE SHEET DETAILS

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$7,727	$8,100
Work in process	597	423
Finished goods	86,056	62,583

	$94,380	$71,106

Deferred revenues consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Short-term:
Service	$56,495	$52,569
Product	5,840	6,368
License	1,539	193

	$63,874	$59,130

Long-term:
Service	$26,547	$24,514
Product	3,094	3,339
License	12,075	—

	$41,716	$27,853

The deferred license revenue relates primarily to the Codian settlement agreement discussed in Note 16.

Other accrued liabilities consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Accrued expenses	$11,833	$10,913
Accrued co-op expenses	10,375	10,311
Warranty obligations	11,556	10,538
Derivative liability	4,867	1,875
Sales tax payable	4,245	4,802
Employee stock purchase plan withholding	5,323	5,257
Restructuring and acquisition related reserves	1,625	1,266
Other accrued liabilities	5,220	3,852

	$55,044	$48,814

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

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the period are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Balance at beginning of period	$10,413	$10,429	$10,538	$8,060
Accruals for warranties issued during the period	5,704	4,287	10,390	7,718
Warranty assumed in SpectraLink acquisition	—	—	—	2,335
Cost of providing warranty during the period	(4,561)	(4,225)	(9,372)	(7,622)

Balance at end of period	$11,556	$10,491	$11,556	$10,491

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on most of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Deferred maintenance revenue, of which $56.5 million and $52.6 million is short-term and is included as a component of “Deferred revenue” as of June 30, 2008 and December 31, 2007, respectively, and $26.5 million and $24.5 million is long-term and is included in “Long-term deferred revenue” as of June 30, 2008 and December 31, 2007, respectively, on the condensed consolidated balance sheets. Changes in deferred maintenance revenue for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Balance at beginning of period	$83,982	$63,779	$77,082	$52,261
Additions to deferred maintenance	30,596	29,640	68,370	53,493
Deferred maintenance assumed in SpectraLink acquisition	—	—	—	7,734
Amortization of deferred maintenance revenue	(31,537)	(25,755)	(62,411)	(45,824)

Balance at end of period	$83,041	$67,664	$83,041	$67,664

The cost of providing maintenance services for the three and six months ended June 30, 2008 was $19.0 million and $36.5 million, respectively. The cost of providing maintenance services for the three and six months ended June 30, 2007 was $15.2 million and $26.5 million, respectively.

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

9. INVESTMENTS AND FAIR VALUE MEASUREMENTS:

The Company has investments in debt securities and also has strategic investments in private and public companies. The classification of these investments is as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at June 30, 2008:
Investments—Short-term:
U.S. government securities	$18,226	$6	$(19)	$18,213
Corporate debt securities	84,031	188	(5,562)	78,657

Total investments – short-term	$102,257	$194	$(5,581)	$96,870

Investments—Long-term:
U.S. government securities	$8,236	$26	$(23)	$8,239
Corporate debt securities	8,820	5	(19)	8,806

Total investments – long-term	$17,056	$31	$(42)	$17,045

Investments—privately-held companies	$2,194	$—	$—	$2,194

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at December 31, 2007:
Investments—Short-term:
U.S. government securities	$427	$—	$(1)	$426
State and local governments	500	—	—	500
Corporate debt securities	63,803	231	(2,297)	61,737

Total investments – short-term	$64,730	$231	$(2,298)	$62,663

Investments—Long-term:
U.S. government securities	$11,598	$9	$—	$11,607
Corporate debt securities	20,748	13	(28)	20,733

Total investments – long-term	$32,346	$22	$(28)	$32,340

Investments—privately-held companies	$1,694	$—	$—	$1,694

The following table summarizes the fair value and gross unrealized losses of our investments, including those that are categorized as cash equivalents, with unrealized losses (in thousands), aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2008 and December 31, 2007:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2008:
U.S. government securities	$45,274	$(46)	$—	$—	$45,274	$(46)
Corporate debt securities	73,237	(3,354)	13,381	(2,228)	86,618	(5,582)

Total investments	$118,511	$(3,400)	$13,381	$(2,228)	$131,892	$(5,628)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2007:
U.S. government securities	$12,509	$(17)	$—	$—	$12,509	$(17)
Corporate debt securities	45,519	(1,739)	19,270	(597)	64,789	(2,336)

Total Investments	$58,028	$(1,756)	$19,270	$(597)	$77,298	$(2,353)

Debt Securities

At June 30, 2008, our long-term investments had contractual maturities of one to two years. Nearly all investments are held at a limited number of major financial institutions in the Company’s name. At June 30, 2008 and December 31, 2007, all of the Company’s investments were classified as available-for-sale and are carried at fair value based on quoted market prices at the end of the reporting period. During the three and six months ended June 30, 2008, the Company recorded gross realized gains of $0.9 million and $1.4 million and gross realized losses of $0.4 million and $0.4 million on the disposal of investments, respectively. During the three months and six months ended June 30, 2007, the Company recorded gross realized gains of $1.7 million and $3.0 million and gross realized losses of $1.0 million and $1.0 million, respectively, on the disposal of investments. The unrealized loss balances in U.S. government obligations and public corporate debt securities as of June 30, 2008 were primarily caused by changes in market interest rates. Because the Company has the ability and intent to hold these debt securities until a recovery of fair value, which may be until maturity, it does not consider these debt securities to be other-than-temporarily impaired at June 30, 2008.

The Company’s investment policy limits the concentration of its investments in debt securities to an unlimited amount of U.S. Government and U.S. Government Agencies, a maximum of 4% in a single issuer for all other corporate debt securities and a maximum of 10% in any single money market fund (a temporary six-month increase to allow up to 20% in any single money market fund was approved in the first quarter of 2008). The policy also limits the percent of our portfolio held in these instruments to a minimum of 20% in U.S. Government and U.S. Government Agencies and no more than 25% to 75% of other corporate debt instruments depending on the debt classification. All of the Company’s debt securities must be rated by both Standard and Poor’s and Moody’s and must have a high quality credit rating. The Company is in compliance with its investment policy at June 30, 2008. At June 30, 2008, the Company does not hold any Auction Rate Securities.

Private Company Investments

At June 30, 2008 and December 31, 2007, investments in private companies had a carrying value of $2.2 million and $1.7 million, respectively. In the three and six months ended June 30, 2008, the Company made a $0.5 million investment in a privately held company and did not record any write-downs of existing investments in privately held companies. In the three and six months ended June 30, 2007, the Company made no additional investments and recorded write-downs of existing investments in a privately held company of $7.4 million. The write-down of $7.4 million was based upon the Company’s evaluation of the investee’s financial position, including cash usage, the status of the investee’s business prospects as of June 30, 2007, and the rights and privileges associated with the investment. Based on this evaluation and the Company’s intent as of June 30, 2007 not to participate in the additional funding of the investee that was then currently in process, it was determined that based upon the preferences, including liquidation preferences, that will be held by more senior securities, the write down of the carrying value to zero was necessary. These investments are recorded in “Other assets” in our condensed consolidated balance sheets.

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

The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs at June 30, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
(in thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)

Assets:
Fixed income available-for-sale securities (a)	$217,703	$84,318	$133,385
Non-fixed income available-for-sale securities (a)	$51,369	—	$51,369
Foreign currency forward contracts (b)	$3,766	—	$3,766
Liabilities:
Foreign currency forward contracts (c)	$4,867	—	$4,867

(a)	Included in cash and cash equivalents and short and long-term investments on our consolidated balance sheet.

(b)	Included in short-term derivative asset on our consolidated balance sheet.

(c)	Included in short-term derivative liability on our consolidated balance sheet.

Our fixed income available-for-sale securities include United States treasury securities and other government agencies (28%), corporate bonds (12%), commercial paper (21%) and money market funds (39%). Included in available-for-sale securities is approximately $155.2 million of cash equivalents, which consist of investments with maturities of three months or less and include money market funds.

Our non-fixed income available-for-sale securities represent preferred stocks and treasury bond puts as part of a dividend recapture program that generates capital gains to offset capital losses.

10. HEDGING

The Company maintains a foreign currency risk management strategy that is designed to protect the economic value of the Company from the possible effects of currency fluctuations. This exposure is monitored and managed by the Company as an integral part of its overall foreign exchange risk management program. The Company’s foreign exchange risk management program focuses on the unpredictability of the foreign exchange markets and seeks to reduce the potentially adverse effect that currency volatility could have on its operating results.

Non-Designated Hedges

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at June 30, 2008 of the outstanding non-designated hedges, all of which mature within 12 months of original purchase date (foreign currency and dollar amounts in thousands):

	Foreign Currency	USD Equivalent	Positions
Euro	11,846	$18,113	Buy
Euro	21,365	$31,962	Sell
British Pound	4,649	$9,174	Buy
British Pound	8,794	$17,261	Sell
Israeli Shekel	20,117	$5,272	Buy
Israeli Shekel	534	$158	Sell

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net loss of $0.5 million and net gain of $0.8 million for the three months and six months ended June 30, 2008, respectively. Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net loss of $0.3 million and $0.2 million for the three and six months ended June 30, 2007, respectively.

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

The following table summarizes the derivative-related activity in cumulative other comprehensive income (loss) (in thousands and not tax effected):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Beginning Balance	$(2,217)	$(291)	$(2)	$12
Net losses reclassified into revenue	(1,340)	(470)	(1,761)	(521)
Net gains reclassified into operating expense	1,002	407	1,237	439
Net change in fair value	1,800	(311)	(229)	(595)

Ending Balance	$(755)	$(665)	$(755)	$(665)

As of June 30, 2008, the Company estimated that all of the existing loss of $0.8 million will be reclassified into revenue and operating expenses from cumulative other comprehensive income (loss) within the next twelve months. In the event the underlying forecasted transactions do not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be reclassified from cumulative other comprehensive income (loss) to other income (expense) on the consolidated statement of operations at that time. For the three and six months ended June 30, 2008 and 2007, there were no such net gains or losses recognized in other income (expense) relating to hedges of forecasted transactions that did not occur.

The Company evaluates hedging effectiveness prospectively and retrospectively and records any ineffective portion of the hedging instruments in other income (expense) on the condensed consolidated statement of operations. The Company did not incur any net gains or losses for cash flow hedges due to hedge ineffectiveness during the three and six months ended June 30, 2008 and 2007. The time value of derivative instruments designated as hedges is excluded from effectiveness testing and is recorded in other income (expense) over the life of the contract. Other income (expense) for the three and six months ended June 30, 2008 included $0.4 million net losses and $0.1 million net gains, respectively, representing the excluded time value component of the purchased forward contracts. Each of the three and six months ended June 30, 2007 included net gains of less than $0.1 million, representing the excluded time value component of the purchased forward contracts.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at June 30, 2008 of the outstanding cash flow hedges, all of which are carried at fair value (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	6,175	$9,231	Buy	12,089	$18,322	Buy
Euro	18,480	$27,644	Sell	39,001	$58,980	Sell
British Pound	5,122	$10,075	Buy	9,847	$19,124	Buy
British Pound	6,595	$12,975	Sell	14,654	$28,477	Sell
Israeli Shekel	24,278	$6,622	Buy	47,200	$13,080	Buy

As of June 30, 2008 and December 31, 2007, the Company had a derivative asset of $3.8 million and $1.4 million, respectively, included in prepaid expenses and other current assets and a derivative liability of $4.9 million and $1.9 million, respectively, included in other accrued liabilities.

11. STOCKHOLDER’S EQUITY

Expense Information Under FAS123(R)

The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the three and six months ended June 30, 2008 and 2007 and its allocation within the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Cost of sales – product	$644	$690	$1,450	$1,216
Cost of sales – service	831	840	1,901	1,483

Stock-based compensation expense included in cost of sales	1,475	1,530	3,351	2,699
Sales and marketing	3,534	3,227	6,704	5,751
Research and development	2,883	3,094	5,797	5,671
General and administrative	2,334	2,472	4,502	4,523

Stock-based compensation expense included in operating expenses	8,751	8,793	17,003	15,945
Stock-based compensation related to employee equity awards and employee stock purchases	10,226	10,323	20,354	18,644
Tax benefit	2,435	2,582	5,068	5,828

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$7,791	$7,741	$15,286	$12,816

No stock-based compensation was capitalized during the three and six months ended June 30, 2008 and 2007 due to these amounts being immaterial. There was no stock-based compensation related to acquisitions during the three and six months ended June 30, 2008 and 2007.

Valuation Assumptions

During the six months ended June 30, 2008, the Company granted options to purchase 228,195 shares of common stock. The Company estimates the fair value of stock options using a Black-Scholes valuation model. The weighted-average estimated value of employee stock options granted during the three and six months ended June 30, 2008 was $8.50 per share and $8.03 per share, respectively. The weighted-average estimated value of employee stock options granted during the three and six months ended June 30, 2007 was $10.16 per share and $11.01 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the three and six months ended June 30, 2008 and 2007 was $6.93 per share and $8.65 per share, respectively. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting attribution approach with the following weighted-average assumptions:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	43.31%	43.52%	40.32%	43.52%
Risk-free interest rate	2.85%	2.15%	2.37%	2.15%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	3.88	0.50	3.93	0.50

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	32.46%	33.88%	33.72%	33.88%
Risk-free interest rate	4.57%	5.16%	4.71%	5.16%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	3.66	0.49	3.74	0.49

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

As the stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for three and months ended June 30, 2008 and 2007 is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

Performance Shares and Restricted Stock

In addition to stock options, the Compensation Committee of the Board of Directors may also grant performance shares and restricted stock under the 2004 Plan to officers and to other employees as a component of the Company’s equity compensation program. Performance shares represent a commitment by the Company to deliver shares of Polycom common stock at a future point in time, subject to the fulfillment by the Company of pre-defined performance criteria. The number of performance shares subject to vesting is determined at the end of a given performance period. Generally, if the performance criteria are deemed achieved, performance shares will vest from one to three years from the grant date.

The fair value of a performance share award is based on the closing market price of the Company’s common stock on the date of award. Such awards will be earned only if performance goals over the performance periods established by or under the direction of the Compensation Committee are met. The performance goals and performance periods may vary from participant-to-participant, group-to-group, and time-to-time. The performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to two hundred and fifty percent (250%) of the target award. Stock-based compensation expense for performance shares is recognized using the graded vesting method over the service period, which is generally three years, and is adjusted each period during the performance period based on the current estimate of performance compared to the target performance criteria. During the six months ended June 30, 2008, the Company granted 670,663 target performance shares at a weighted average fair value of $23.56 per share.

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

The Company began granting restricted stock units to employees during the first quarter of 2008. The fair value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The awards generally vest over three years in equal annual installments on each anniversary of the date of grant and will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for these restricted stock units is recognized using the graded vesting method. During the six months ended June 30, 2008, the Company granted 416,767 restricted stock units at a weighted average fair value of $23.57 per share.

Employee Stock Purchase Plan

During the six months ended June 30, 2008 and 2007, 291,070 and 219,516 shares were purchased at average per share prices of $21.46 and $18.44, respectively. At June 30, 2008, there were 3,926,502 shares available to be issued under the employee stock purchase plan. The compensation cost in connection with the plan for the three and six months ended June 30, 2008 was $1.1 million and $2.2 million, respectively. Compensation expense in connection with the plan for the three and six months ended June 30, 2007 $0.6 million and $1.4 million, respectively.

Share Repurchase Program

In August 2005, the Company’s Board of Directors had approved a share repurchase plan under which it could purchase shares in the open market from time to time with an aggregate value of up to $250.0 million (“2005 Share Repurchase Plan”). The 2005 Share Repurchase Plan was extended in May 2007 for an additional $250.0 million. In May 2008, the Company’s Board of Directors approved a new share repurchase plan under which it may purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“2008 Share Repurchase Plan”).

During the three and six months ended June 30, 2008, the Company purchased 3.3 million shares and 5.9 million shares, respectively, of common stock in the open market for cash of $80.0 million and $140.0 million, respectively. During the six months ended June 30, 2007, the Company purchased 0.8 million shares of common stock in the open market for cash of $25.7 million. The Company did not repurchase any shares during the three months ended June 30, 2007. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. As of June 30, 2008, the Company was authorized to purchase up to $300.0 million of shares in the open market.

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

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Numerator—basic and diluted net income per share:
Net income	$17,842	$10,077	$32,048	$20,288

Denominator—basic and diluted net income per share:
Weighted average shares used to compute basic net income per share	86,357	91,718	87,441	91,263
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	1,543	3,774	1,455	3,977
Restricted common stock awards and performance shares	304	—	329	—

Total shares used in calculation of diluted net income per share	88,204	95,492	89,225	95,240

Basic net income per share	$0.21	$0.11	$0.37	$0.22

Diluted net income per share	$0.20	$0.11	$0.36	$0.21

Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three and six months ended June 30, 2008, approximately 4,724,507 and 4,733,190 shares, and for the three and six months ending June 30, 2007, approximately 3,999,800 and 3,114,498 shares, respectively, relating to potentially dilutive securities such as stock options were excluded from the denominator in the computation of diluted net income per share because their inclusion would be anti-dilutive.

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

Financial information for each reportable segment is as follows as of and for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Video Solutions	Voice	Services	Total
For the three months ended June 30, 2008:
Revenue	$139,800	$94,045	$37,736	$271,581
Contribution margin	64,667	37,224	15,180	117,071
As of June 30, 2008: Inventories	42,486	36,172	15,722	94,380
For the three months ended June 30, 2007:
Revenue	$120,470	$81,432	$31,950	$233,852
Contribution margin	55,598	34,473	13,838	103,909
As of June 30, 2007: Inventories	27,379	33,481	7,252	68,112
For the six months ended June 30, 2008:
Revenue	$271,103	$185,193	$74,205	$530,501
Contribution margin	126,552	75,910	31,251	233,713
For the six months ended June 30, 2007:
Revenue	$234,593	$136,781	$55,196	$426,570
Contribution margin	107,029	59,261	23,588	189,878

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Segment contribution margin	$117,071	$103,909	$233,713	$189,878
Corporate and unallocated costs	(77,000)	(66,722)	(153,049)	(120,545)
Stock-based compensation	(10,226)	(10,323)	(20,353)	(18,644)
Effect of stock-based compensation cost on warranty expense	(97)	(231)	(292)	(400)
Acquisition related-costs	(3)	(1,547)	(162)	(2,717)
Amortization of purchased intangibles	(5,259)	(5,734)	(10,567)	(7,976)
Purchase accounting adjustments made to inventory of acquired companies	—	(2,068)	—	(2,463)
Purchased in-process research and development charges	—	—	—	(9,400)
Litigation reserves and payments	(1,163)	—	(7,401)	—
Restructuring costs	(839)	—	(4,454)	(213)
Interest income, net	2,003	4,022	5,189	10,590
Loss on strategic investments	—	(7,400)	—	(7,400)
Other income (expense), net	(1,067)	(470)	(7)	(534)

Income before provision for income taxes	$23,420	$13,436	$42,617	$30,176

14. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net income	$17,842	$10,077	$32,048	$20,288
Change in unrealized gain on investments	(2,016)	59	(2,164)	(294)
Change in cumulative translation adjustment	96	219	4,796	331
Change in unrealized gain on hedging securities	1,462	(374)	(753)	(677)

Comprehensive income	$17,384	$9,981	$33,927	$19,648

15. INCOME TAXES

The Company’s overall effective tax rate for the three and six months ended June 30, 2008 was 23.8% and 24.8%, respectively, which resulted in a provision for income taxes of $5.6 million and $10.6 million, respectively. The effective tax rate for the three and six months ended June 30, 2007 was 25.0% and 32.8%, respectively, which resulted in a provision for income taxes of $3.4 million and $9.9 million, respectively. The decrease in the effective tax rate for the six months ended June 30,

2008 as compared to the six months ended June 30, 2007 was primarily related to the non-deductibility of in-process research and development expenses associated with the SpectraLink acquisition in March of 2007, partially offset by the settlement of certain audit years with the Israeli tax authorities in the same quarter. In addition, for the three and six months ended June 30, 2008, the effective tax rate is benefited by an increase in foreign earnings, which are subject to lower tax rates.

Tax deductions associated with stock option exercises related to grants vesting prior to January 1, 2006 are credited to stockholders’ equity. Tax deductions in excess of prior book expenses under FAS 123R associated with stock option exercises related to grants vesting on or after January 1, 2006 are also credited to stockholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $1.6 million and $2.0 million for the three and six months ended June 30, 2008, respectively, and $2.9 million and $11.5 million for the three and six months ended June 30, 2007, respectively.

In the six months ended June 30, 2008, the Company released a $0.7 million tax reserve due to the lapse of the statute of limitations in Japan, and in the six months ended June 30, 2007, the Company released a $3.7 million tax reserve due to a settlement with the Israel tax authority. During the three months ended June 30, 2008 and 2007, there were no material changes in the tax reserves under FIN 48. As of June 30, 2008, the Company has $58.0 million of unrecognized tax benefits compared to $58.1 million at June 30, 2007. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2008, the Company had approximately $3.4 million of accrued interest and penalties related to uncertain tax positions, including $0.2 million and $0.4 million recorded during the three and six months ended June 30, 2008, respectively. As of June 30, 2007, the Company had approximately $2.6 million of accrued interest and penalties related to uncertain tax positions, including $0.2 million and $0.4 million recorded during the three and six months ended June 30, 2007, respectively.

16. LITIGATION AND SETTLEMENT AGREEMENTS

In June 2008, the Company entered into a settlement agreement and recorded a $1.2 million charge as “Litigation reserves and payments” in the Condensed Consolidated Statement of Operations in the three months ended June 30, 2008.

In February 2008, the Company, TANDBERG as a (“Tandberg”), Codian Ltd. (“Codian”) and certain of their respective affiliates entered into a settlement agreement to dismiss all litigation between the parties. Under the terms of the agreement, the Company received a lump-sum payment of $14.0 million, as well as will receive future patent royalties on the Codian MCU 4200 product shipped in the United States. The parties have also exchanged broad cross-licenses covering their respective business lines. The $14.0 million is being amortized to revenue over a period of 10 years. The balance of $13.5 million at June 30, 2008 is included in “Deferred revenue” in the Condensed Consolidated Balance Sheets.

The Company recorded charges totaling $6.2 million during the six months ended June 30, 2008 as a result of trial preparation costs and the fee arrangement with its outside counsel that represented the Company in the litigation against Codian, pursuant to which additional fees were owed based upon the favorable outcome that was achieved in the first quarter of 2008. These charges are included in “Litigation reserves and payments” in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2008.

The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future and could result in charges that would have a material adverse impact on its financial position, results of operations, or cash flows.

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

The shift from circuit-switched telephony networks to Internet Protocol (IP) based networks continues to be a significant driver for Polycom’s collaborative communications markets and for our business. High Definition (HD) voice, video and content is another key driver for Polycom. This significant improvement in quality is enabling telepresence, a rapidly-emerging market driven by the need for dispersed people to communicate as if they are all physically in the same room, and other communications models that approximate in-person communications, which are also key drivers for our business. We also believe that increasing travel costs and the focus on green initiatives in many countries and businesses is driving increased demand for our video solutions. Strategically, Polycom is investing most of its research, development, sales and marketing efforts into delivering a superior IP-based, HD collaborative communications solution, using Polycom proprietary technology in the evolving, standards-based IP communications environment. Our goal is to deliver best-of-breed HD collaborative communications solutions that integrate into any enterprise call management system or instant message environment.

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

On March 26, 2007, we completed our acquisition of SpectraLink Corporation. SpectraLink designs, manufactures and sells on-premises wireless telephone products to customers worldwide that complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink wireless telephone products increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace. We believe that the SpectraLink acquisition positions us as the only independent provider of both fixed and mobile solutions that seamlessly encompass voice, video and data collaboration solutions from the desktop, to the meeting room, to the mobile individual. SpectraLink’s results of operations are included in our results of operations as part of our Voice Communications and Services segments from March 26, 2007, the date of acquisition.

See Notes 3, 4 and 5 of Notes to Condensed Consolidated Financial Statements for further information on our acquisitions and related costs and charges.

Revenues for the three and six months ended June 30, 2008, were $271.6 million and $530.5 million, respectively, as compared to $233.9 million and $426.6 million for the three and six months ended June 30, 2007, respectively. The increase in revenues primarily reflects increased sales volumes and higher average selling prices of our video communications products and, to a lesser extent, increases in service revenues and higher sales volumes of our voice communications products. Network systems product revenues declined in the three and six months ended June 30, 2008 as compared to the comparable periods in 2007.

Gross margins as a percentage of revenues decreased during the three months ended June 30, 2008 over the comparable 2007 period primarily as a result of changes in product mix toward lower margin voice-over-IP products, HDX and RPX products and away from higher margin network systems revenues, as well as increased investments in service headcount which was partially offset by a decrease in the impact of purchase accounting adjustments for the write up of certain inventory to its fair value at the time of the SpectraLink acquisition, which resulted in higher product costs on certain inventory sold in the first half of 2007. Gross margins as a percentage of revenues for the six months ended June 30, 2008 decreased primarily due to a shift in product mix toward lower margin Voice-over-IP, HDX and RPX products and as a result of lower network systems revenues.

During the six months ended June 30, 2008, we generated approximately $75.8 million in cash flow from operating activities, which after the impact of $142.5 million for stock repurchases and other investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $76.3 million net decrease in our total cash and cash equivalents.

While we experienced sequential and year-over-year revenue growth in North America during the second quarter of 2008, we observed a slower growth rate in our U.S. business during the first and second quarters of 2008 compared to our historical experience. Our international revenues grew at a substantially higher rate year-over-year than our U.S. business. As we look ahead, we see potentially unfavorable economic and market conditions in North America, and, to a lesser extent, international markets, that could result in reduced levels of adoption of the solutions we offer. These conditions could in turn adversely affect our operating results. However, we continue to believe that our strategy and our ability to execute may enable us to improve our relative competitive position in difficult business conditions and may continue to provide long-term growth opportunities given the cost savings benefits of our solutions.

Our Video Solutions, Voice Communications and Services segments accounted for 51%, 35% and 14%, respectively, of our revenues during the three months ended June 30, 2008 and 2007. Our Video Solutions, Voice Communications and Services segments accounted for 51%, 35% and 14%, respectively, of our revenues during the six months ended June 30, 2008, as compared to 55%, 32% and 13%, respectively, for the six months ended June 30, 2007. The increase in Voice Communications and Services segment revenues as a percent of our revenues in 2008 was due primarily to the SpectraLink acquisition at the end of the first quarter of 2007. See Note 13 of Notes to Condensed Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin and segment inventory.

The discussion of results of operations at the consolidated level is followed by a discussion of results of operations by segment for the three and six months ended June 30, 2008 and 2007.

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues:
Product revenues	86%	86%	86%	87%
Service revenues	14%	14%	14%	13%

Total revenues	100%	100%	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	42%	40%	41%	39%
Cost of service revenues as a % of service revenues	52%	50%	51%	51%

Total cost of revenues	43%	42%	43%	41%

Gross profit	57%	58%	57%	59%

Operating expenses:
Sales and marketing	28%	26%	28%	26%
Research and development	13%	16%	13%	16%
General and administrative	6%	7%	6%	7%
Acquisition-related integration costs	0%	1%	0%	1%

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Amortization of purchased intangibles	1%	1%	1%	1%
Purchased in-process research and development	0%	0%	0%	2%
Restructuring costs	0%	0%	1%	0%
Litigation reserves and payments	1%	0%	1%	0%

Total operating expenses	49%	51%	50%	53%

Operating income	8%	7%	7%	6%
Interest income, net	1%	2%	1%	3%
Loss on strategic investments	0%	(3)%	0%	(2)%
Other income (expense), net	0%	0%	0%	0%

Income before provision for income taxes	9%	6%	8%	7%
Provision for income taxes	2%	2%	2%	2%

Net income	7%	4%	6%	5%

Revenues

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2008	June 30, 2007	Increase	June 30, 2008	June 30, 2007	Increase
Video Solutions	$139,800	$120,470	16%	$271,103	$234,593	16%
Voice Communications	$94,045	$81,432	15%	$185,193	$136,781	35%
Services	$37,736	$31,950	18%	$74,205	$55,196	34%

Total Revenues	$271,581	$233,852	16%	$530,501	$426,570	24%

Total revenues for the three months ended June 30, 2008 were $271.6 million, an increase of $37.7 million, or 16%, over the same period of 2007. The increase in revenues primarily reflects increased sales volumes and higher average selling prices of our video communications products, increased sales volumes of our voice communications products and, to a lesser extent, increases in service revenues. Network systems product revenues declined in the three months ended June 30, 2008 as compared to the comparable period in 2007.

Total revenues for the six months ended June 30, 2008 were $530.5 million, an increase of $103.9 million, or 24%, over the same period of 2007. The increase in revenues primarily reflects increased sales volumes and higher average selling prices of our video communications products, increased sales volumes of our voice communications products and, to a lesser extent, increases in service revenues. Revenues from products acquired in the SpectraLink acquisition at the end of March 2007 also contributed to the year-over-year growth in the first half of 2008 as compared to the first half of 2007. Network systems product revenues declined in the six months ended June 30, 2008 as compared to the comparable period in 2007.

Video Solutions segment revenues include revenues from sales of our video communications and network systems product lines. Revenue from video communications products increased to $123.3 million for the three months ended June 30, 2008 from $99.8 million in the year ago period, a 24% increase. Revenue from video communications products increased to $237.1 million for the six months ended June 30, 2008 from $195.2 million in the year ago period, a 21% increase. The increases in both the three and six month periods is primarily due to an increase in sales volumes and average selling prices of our group video products, which consisted primarily of our VSX® and HDX product families. Revenues from our network systems products for the three months ended June 30, 2008 were $16.5 million, down 20% from revenues of $20.7 million in the comparable 2007 period. Revenues from our network systems products for the six months ended June 30, 2008 were $34.0 million, down 14% from revenues of $39.4 million in the comparable 2007 period. These decreases were due primarily to decreases in our voice network system revenues, which was only partially offset by increases in revenues from our video networking systems.

Voice Communications product revenues in the three months ended June 30, 2008, increased over the comparable 2007 period primarily as a result of increases in sales volumes of our Voice-over-IP products. This was partially offset by year-over-year decreases in revenues from our circuit-switch products and wireless products. The increases in Voice Communications segment revenues during the six months ended June 30, 2008 as compared to the comparable 2007 period was due primarily to revenues from our wireless voice products acquired in the SpectraLink acquisition during the last week of the first quarter of 2007, as well as increases in sales volumes of our Voice-over-IP and installed voice products. Revenues from products acquired in the SpectraLink acquisition accounted for approximately half of the increase in revenues in this segment for the first half of 2008 as compared to the first half of 2007. This was partially offset by year-over-year decreases in revenues from our circuit-switch products.

Services revenues increased during the three months ended June 30, 2008 as compared to the same period of 2007 primarily due to increased video-related services. For the six months ended June 30, 2008, revenues from services related to products acquired in the SpectraLink acquisition in the first quarter of 2007 accounted for approximately 40% of the increase over the year ago period. The remaining increase was due primarily to increased video-related services and, to a lesser extent, increases in video network system services.

International sales, or revenues outside of the U.S. and Canada, accounted for 46% and 41% of total revenues for the three months ended June 30, 2008 and 2007, respectively, and accounted for 47% and 44% of total revenues for the six month periods ended June 30, 2008 and 2007, respectively.

On a regional basis, North America, Europe, Asia Pacific and Latin America accounted for 54%, 26%, 17% and 3%, respectively, of our total revenues for the three and six months ended June 30, 2008.

North America, Europe, Asia Pacific and Latin America revenues increased 7%, 36%, 20% and 36%, respectively, in the three months ended June 30, 2008 over the comparable 2007 period. Revenues in North America, Europe, Asia Pacific and Latin America increased in the three months ended June 30, 2008 over the comparable 2007 period primarily as a result of an increase in video and voice communication product revenues, and to a lesser extent, increased services and network systems revenues, with the exception of North America and Asia Pacific which experienced decreases in network systems revenues.

North America, Europe, Asia Pacific and Latin America revenues increased 18%, 41%, 23% and 28%, respectively, in the six months ended June 30, 2008 as compared to the same period in 2007. North America revenues increased as a result of increased video and voice communication product revenues, and to a lesser extent, increased service revenues, partially offset by decreased network systems product revenues. European revenues increased as a result of increased video and voice communication product revenues, and to a lesser extent, increased service and network systems product revenues. Asia Pacific and Latin America revenues increased as a result of an increase in video communication product revenues, and to a lesser extent, increased voice communication product, network systems product and service revenues. North American and European revenue growth for the first six months of 2008 as compared to the first six months of 2007 was due in part to revenues from our wireless products that we acquired as part of the SpectraLink acquisition, which was completed at the end of the first quarter of 2007.

During the three and six months ended June 30, 2008 and 2007, no one customer accounted for more than 10% of our total net revenues or of our Voice Communications or Services segment revenues. One channel partner accounted for 12% and 11%, respectively, of our Video Solutions segment revenues during the three months ended June 30, 2008 and 2007 and 11% of our Video Solutions segment revenues during both the six months ended June 30, 2008 and 2007. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period. We also sell our voice network systems directly to end-users and the revenues in the Video Solutions segment from end-users are subject to more variability than our revenues from our reseller customers.

We typically ship products within a short time after we receive an order and, therefore, backlog has not historically been a good indicator of future revenues. As of June 30, 2008, we had $60.9 million of order backlog as compared to $58.7 million at March 31, 2008 and $47.6 million at June 30, 2007. We include in backlog open product orders which we expect to ship or service orders which we expect to bill in the following quarter. Once billed, unrecorded service revenue is included in deferred revenue. We believe that the current level of backlog will continue to fluctuate primarily as a result of the level and timing of orders received and customer delivery dates requested outside of the quarter. The level of backlog at any given time is also dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based in part on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline from current levels.

Cost of Revenues and Gross Margins

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2008	June 30, 2007	Increase/ (Decrease)	June 30, 2008	June 30, 2007	Increase/ (Decrease)
Product Cost of Revenues	$97,947	$81,627	20%	$188,134	$145,909	29%
% of Product Revenues	42%	40%	2pts	41%	39%	2pts
Product Gross Margins	58%	60%	(2)pts	59%	61%	(2)pts
Service Cost of Revenues	$19,764	$16,027	23%	$38,018	$27,926	36%
% of Service Revenues	52%	50%	2pts	51%	51%	—
Service Gross Margins	48%	50%	(2)pts	49%	49%	—
Total Cost of Revenues	$117,711	$97,654	21%	$226,152	$173,835	30%
% of Total Revenues	43%	42%	1pts	43%	41%	2pts
Total Gross Margins	57%	58%	(1)pts	57%	59%	(2)pts

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization and impairment of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included a $0.6 million and $0.7 million charge for stock-based compensation in the three months ended June 30, 2008 and 2007, respectively, and $1.5 million and $1.2 million for stock-based compensation in the six months ended June 30, 2008 and 2007, respectively. Generally, Video Solutions segment products have a higher gross margin than products in our Voice Communications segment.

Overall, product gross margins decreased by 2 percentage points in both the three and six month periods ended June 30, 2008 as compared to the comparable periods in 2007. The decrease for the comparable three month periods was due primarily to a shift in product mix toward lower margin Voice-over-IP, HDX and RPX products and away from higher margin network systems products, as well as increased investments in service headcount, which was partially offset by a decrease in the impact of purchasing accounting adjustments for the write up of certain inventory to its fair value at the time of the SpectraLink acquisition, which resulted in higher product costs on certain inventory sold in the first half of 2007. The decrease for the comparable six month periods was primarily due to an increase in the amortization of core and existing technology purchased intangibles as a result of the SpectraLink acquisition that we completed at the end of the first quarter of 2007 and changes in product mix.

Excluding costs which are not allocated to our segments, such as amortization of purchased intangibles, stock-based compensation expense and fair value adjustments to inventory related to acquisition accounting, gross margins decreased in both our Video Solutions and Voice Communications segments in the three and six months ended June 30, 2008 versus the comparable 2007 period. The fluctuation in these segments’ gross margin was primarily due to changes in product mix. Video Solutions gross margins were negatively impacted by the year-over-year decrease in revenues from our audio network systems products, which typically have higher gross margins than our video communications products. Product revenues from audio network systems were essentially zero during the three and six months ended June 30, 2008; however, we ended the second quarter with orders in backlog which we expect to ship and record revenue on during the third quarter of 2008. The lower Video Solutions gross margin was also due to lower video communications product gross margins due in part to new products which typically have lower gross margins for a period of time after their introduction due to higher component costs due to the technological complexity of the newer products and lower initial production volumes. We also have a number of initiatives focused on value engineering the design of certain of our HDX products, which we expect to positively impact our gross margins in the future. We have launched a number of new products in recent quarters, including additional products in our HDX and RPX product lines, and newer products are becoming an increasing percentage of our revenues. For example, for the three months ended June 30, 2008, the HDX and RPX products accounted for over half of our video communications product revenues as compared to less than 20% in the comparable year ago period. Our Voice-over-IP handset products and the wireless products we acquired from SpectraLink have a lower gross margin than the consolidated gross margin of our other voice communications products. The change in mix toward our Voice-over-IP products together with the decline in wireless product revenues resulted in lower Voice Communications gross margins during the second quarter of 2008. Depending upon the product mix and sales volumes, Voice Communications gross margins could be lower in the future.

Our June 30, 2008 finished goods inventory levels were significantly higher than the December 31, 2007 levels primarily as a result of lower revenues than planned, the difference in planned versus actual sales mix of products, as well as weaker revenue linearity and other factors. However, our inventory levels decreased slightly and our inventory turns improved from the March 31, 2008 levels. We will continue to monitor our inventory levels closely as we take actions that we expect will have the impact of reducing inventory and improving our inventory turns in the coming quarters. Inventory levels and associated inventory turns in the future will fluctuate depending upon a number of factors, including the differences in planned versus actual sales mix, an increase in the inventory purchases transported via ocean freight versus air freight and other factors.

Forecasting future product gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Uncertainties surrounding revenue levels and related production level variances, competition, changes in technology, changes in product mix, variability of stock-based compensation costs, and the potential of resulting royalties to third parties, manufacturing efficiencies of subcontractors, manufacturing and purchased price variances, warranty and recall costs and timing of sales over the next few quarters can cause our cost of revenues percentage to vary significantly. In addition, we may experience higher prices on commodity components that are included in our products.

In addition, cost variances associated with the manufacturing ramp of new products, or the write-off of initial inventory purchases due to product launch delays or the lack of market acceptance of our new products could occur, which would increase our cost of revenues as a percentage of revenues. Further, new products typically have lower gross margins for a period of time after their introduction due to higher component costs attributable to the technological complexity of the newer products and lower initial production volumes. We also have a number of initiatives focused on value engineering the design of certain of our HDX products, which we expect to positively impact our gross margins in the future. We have launched a number of new products over the last several quarters, and new products are becoming an increasing percentage of our revenues. In addition to the uncertainties listed above, cost of revenues as a percentage of revenues may increase due to a change in our mix of distribution channels and the mix of international versus North American revenues. Cost of revenues may also increase in 2008 over the 2007 levels as a result of increased compensation charges due to additional headcount and annual compensation increases.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our consolidated product gross margins.

Cost of service revenues and service gross margins included a $0.8 million charge for stock-based compensation in both the three months ended June 30, 2008 and 2007, and $1.9 million and $1.5 million for stock-based compensation in the six months ended June 30, 2008 and 2007, respectively.

Overall, service gross margins decreased in the three months ended June 30, 2008 over the comparable period in 2007 as a result of increased service costs, including increased headcount-related costs, repair costs and shipping costs. Increases in headcount were due in part to the expansion of our professional service offerings, which we expect to become an increasing part of our services business in the future. Service gross margins were negatively impacted during the three and six months ended June 30, 2008 by negative gross margins on the installation of our RPX telepresence product. We expect to improve margins on these product installations as we train additional personnel and achieve greater efficiencies, as well as evaluate our pricing model for such services.

Overall, service gross margins remained constant for the six months ended June 30, 2008 over the comparable periods in 2007.

Our service inventory levels at June 30, 2008 have also increased significantly from the December 31, 2007 levels as a result of an increase in the number of products that we service and the level of inventory required to service our growing installed base.

Forecasting future service gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Uncertainties surrounding revenue levels and related attach rates for new service as well as maintenance renewal rates, the utilization of our professional services personnel as we develop our professional services practice and expand our offerings, our ability to achieve greater efficiencies in the installations of our RPX telepresence product, increasing costs for freight and repair costs, and the timing of sales over the next few quarters can cause our cost of services revenues percentage to vary from quarter to quarter. Cost of services revenues may also increase in 2008 over the 2007 levels as a result of increased compensation charges due to additional headcount and annual compensation increases.

Sales and Marketing Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2008	June 30, 2007	Increase	June 30, 2008	June 30, 2007	Increase
Expenses	$76,042	$61,991	23%	$149,903	$112,927	33%
% of Revenues	28%	26%	2pts	28%	26%	2pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct marketing expenses, are not allocated to our segments.

The increase in sales and marketing expense in absolute dollars for the three and six months ended June 30, 2008, as compared to the comparable periods in 2007, was due primarily to an increase in compensation costs as a result of increases in our sales and marketing headcount as well as increases in revenue, and to a lesser extent, increases in marketing programs. During the six months ended June 30, 2008, the increase in headcount and headcount-related expenses was also due in part to the acquisition of SpectraLink late in the first quarter of 2007. Sales and marketing headcount has also increased 23% from March 31, 2007 to June 30, 2008. Increased headcount also resulted in increased recruitment and training costs, as well as additional facilities costs and higher travel and entertainment expenses in the three and six months ended June 30, 2008 as compared to the comparable periods in 2007. The increase in sales and marketing expenses as a percentage of revenue is due primarily to the significant investments we are making in our sales team and the time required for new sales personnel to achieve optimal sales productivity levels. Sales and marketing expenses included a $3.5 million and $3.2 million charge for stock-based compensation in the three month periods ended June 30, 2008 and 2007, respectively, and a $6.7 million and $5.8 million charge for stock-based compensation in the six month periods ended June 30, 2008 and 2007, respectively.

We expect our sales and marketing expenses to continue to increase in absolute dollar amounts during the remainder of 2008 as we continue to increase our sales coverage across all our markets, including emerging markets and key vertical markets, through the hiring of additional sales personnel and additional marketing programs in order to capitalize on the demand for telepresence and high definition products, to sell and market the additional product offerings we anticipate as a result of our strategic partnerships and to increase revenues of our wireless products we acquired in the SpectraLink acquisition. Over time we expect sales and marketing expenses to decrease as a percentage of revenue as the sales productivity of new sales personnel increases and revenues increase. However, forecasting sales and marketing expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we market new products and also depending upon the timing of trade shows. In addition, sales and marketing expenses will increase as a result of increased compensation charges due to annual merit increases and increased commissions depending upon our revenue growth, and to a lesser extent, increases in stock-based compensation expense. Sales and marketing expenses may also fluctuate due to increased international expenses and the impact of changes in foreign currency exchange rates. From time to time, in order to control operating expenses in any given quarter, we may take actions to reduce costs such as delay or limit the scope of marketing programs and other projects, impose travel restrictions, request employees to use paid time off or implement other cost control measures. Such actions may not be able to be implemented timely or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Research and Development Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2008	June 30, 2007	Increase/ (Decrease)	June 30, 2008	June 30, 2007	Increase/ (Decrease)
Expenses	$36,501	$36,258	1%	$71,435	$66,933	7%
% of Revenues	13%	16%	(3)pts	13%	16%	(3)pts

Research and development expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs.

Research and development expenses as a percentage of revenue decreased for the three and six months ended June 30, 2008 as compared to the comparable periods in 2007, primarily due to spending increasing by 1% and 7% in the three and six month periods, respectively, while revenues increased 16% and 24% in the three and six month periods, respectively. Research and development expenses did not increase significantly in absolute dollars during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 as spending only increased slightly in our Video Solutions and Voice segments as a result of increases in headcount occurring in lower cost offshore locations. The increase in absolute dollars in the six months ended June 30, 2008 as compared to the comparable period in 2007, was primarily due to increases in headcount and other development expenses as a result of the SpectraLink acquisition. Research and development expenses increased in our Voice Communications segment and decreased slightly in our Video Solutions segment during the six months ended June 30, 2008 as compared to the comparable period in 2007. Research and development expenses included a $2.9 million and $3.1 million charge for stock-based compensation in the three month periods ended June 30, 2008 and 2007, respectively, and a $5.8 million and $5.7 million charge for stock-based compensation in the six month periods ended June 30, 2008 and 2007, respectively.

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

We believe that technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. We expect that research and development expenses will increase in absolute dollars in the second half of 2008 over the same period in 2007 but will decrease as a percentage of revenues over the comparable periods. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter. In addition, research and development expenses will increase in 2008 over the 2007 levels as a result of increased compensation charges due to annual compensation increases and, to a lesser extent, increases in stock-based compensation expense. From time to time, in order to control operating expenses in any given quarter, we may take actions to reduce costs such as delay or limit the scope of engineering projects, impose travel restrictions, request employees to use paid time off or implement other cost control measures. Such actions may not be able to be implemented timely or may not be successful in completely offsetting the impact of lower than anticipated revenues.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2008	June 30, 2007	Increase/ (Decrease)	June 30, 2008	June 30, 2007	Increase/ (Decrease)
Expenses	$15,028	$16,742	(10)%	$29,922	$29,218	2%
% of Revenues	6%	7%	(1)pt	6%	7%	(1)pt

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, patent litigation costs, and bad debt expense. General and administrative expenses are not allocated to our segments.

As a percentage of revenues, general and administrative expenses decreased by 1 percentage point for the three and six months ended June 30, 2008 as compared to the comparable periods in 2007. The decrease in spending in absolute dollars in general and administrative expenses in the three months ended June 30, 2008 over the comparable period in the prior year was primarily due to decreased legal and outside services spending, as well as lower headcount-related expenses, partially offset by increased facilities and information technology costs. The increase in spending in absolute dollars in general and administrative in the six months ended June 30, 2008 over the comparable 2007 period was primarily due to increased compensation charges related to increased headcount, as well as higher project-related outside services costs and increased facilities and information technology costs, partially offset by decreased legal and outside services spending. General and administrative expenses included a $2.3 million and $2.5 million charge for stock-based compensation in the three month periods ended June 30, 2008 and 2007, respectively, and a $4.5 million charge for stock-based compensation in each of the six month periods ended June 30, 2008 and 2007.

Significant future charges due to costs associated with litigation, or uncollectibility of our receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded.

Additionally, predicting the timing of litigation and bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors. We believe that our general and administrative expenses will likely continue to increase in absolute dollar amounts in the future primarily as a result of expansion of our administrative staff, investments in enhancements to our financial and operating systems and other costs related to supporting a larger company, increased costs associated with regulatory requirements, and our continued investments in international regions. In addition, general and administrative expenses will increase in the second half of 2008 over the comparable 2007 levels as a result of increased compensation charges due to annual compensation increases and, to a lesser extent, increases in stock-based compensation expense. From time to time, in order to control operating expenses in any given quarter, we may take actions to reduce costs such as delay or limit the scope of administrative projects, impose travel restrictions, request employees to use paid time off or implement other cost control measures. Such actions may not be able to be implemented timely or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Acquisition-Related Integration Costs

We recorded a charge to operations of less than $0.1 million and $1.5 million for the three month periods ended June 30, 2008 and 2007, respectively, and $0.2 million and $2.7 million for the six month periods ended June 30, 2008 and 2007, respectively, for acquisition-related integration costs. These charges primarily include outside financial advisory, accounting, legal and consulting fees, and other costs incurred directly related to integrating acquired companies. These charges are primarily related to professional services costs to integrate SpectraLink, which we acquired in March 2007, and to a lesser extent Destiny, which we acquired in January 2007. We may incur additional integration costs related to the SpectraLink acquisition throughout the remainder of 2008. In addition, if we acquire additional businesses in the future, we may incur material acquisition expenses related to these transactions.

Purchased In-process Research and Development

In the six month period ended June 30, 2007, we recorded a charge totaling $9.4 million for in-process research and development acquired as part of our acquisition of SpectraLink, which related primarily to projects associated with software enhancements and upgrades to the functionality and performance of the Link, NetLink and DECT products. There were no such charges in the three months ended June 30, 2007 or in the three and six month periods ended June 30, 2008.

Amortization of Purchased Intangibles

In the three months ended June 30, 2008 and 2007, we recorded $1.8 million and $2.4 million, respectively, and in the six months ended June 30, 2008 and 2007, we recorded $3.6 and $3.8 million, respectively, in amortization of purchased intangibles related to the Voyant, DSTMedia, Destiny and SpectraLink acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives which range from several months to eight years. The decrease in absolute dollars for the three and six months ended June 30, 2008 as compared to 2007 is primarily due to certain of the purchased intangibles related to Voyant becoming fully amortized as of December 31, 2007 which was partially offset by the amortization of purchased intangibles related to the SpectraLink acquisition during the three months ending March 31, 2007.

Restructuring

During the second quarter of 2008, management approved a plan to eliminate certain positions primarily in the Video Solutions and Voice segments and sales management, as well as to consolidate facilities located in Israel and Denmark. These actions are generally intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams. As a result of these actions, we expect to record charges totaling $1.8 million, including $0.9 million for severance and other employee termination benefits, as well as certain other charges totaling $0.9 million related to the facility closures. Approximately $0.8 million of the severance and other employee benefits was recorded during the three months ended June 30, 2008. The remaining charges are expected to be recorded in the third quarter of 2008. Approximately $0.6 million of the severance and other employee termination benefits remains to be paid as of June 30, 2008 related to these actions and is anticipated to be paid in the quarter ending September 30, 2008.

During the first quarter of 2008, management approved a restructuring plan for eliminating certain positions throughout the Company. The resulting actions were intended to streamline and focus our efforts and more properly align our cost structure with projected revenue streams. Total charges for these actions are expected to be $2.4 million, $2.0 million of which was recorded in the first quarter of 2008 and consequently the six months ended June 30, 2008. The remaining charge of $0.4 million is expected to be recorded and paid in the third quarter of 2008. The charges are comprised of severance and other employee termination benefits related to these workforce reductions, which impacted approximately two percent of the Company’s employees worldwide.

In addition, severance packages for the executives impacted in the 2007 restructuring actions were renegotiated, and their employment terminated on January 9, 2008. These changes resulted in an additional charge of $1.6 million in the three months ended March 31, 2008. All amounts owed under these executive severance agreements have been paid as of March 31, 2008.

The $0.2 million recorded in the six months ended June 30, 2007 represented the final amounts incurred under restructuring actions we took in the third quarter of 2006 to relocate our Asia headquarters to Singapore.

On July 31, 2008, we announced a plan to eliminate certain positions worldwide. These actions are intended to optimize our cost structure in order to accelerate improvement in its overall profitability. Approximately 80 positions will be eliminated worldwide, or approximately three percent of our global workforce, and is in large part effective immediately. We currently expect to record restructuring charges and make cash expenditures totaling approximately $2.8 million in the third quarter of 2008 resulting from these actions, with approximately $2.6 million for severance and other employee termination benefits and approximately $0.2 million for outplacement and legal-related services.

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

Litigation Reserves and Payments

During the three months ended June 30, 2008, we recorded charges totaling $1.2 million as a result of a settlement agreement we entered into during the period. During the six months ended June 30, 2008, we recorded charges totaling $6.2 million as a result of trial preparation costs and the fee arrangement we had with our outside legal counsel that represented us in our litigation against Codian, pursuant to which we owed additional legal fees based upon the favorable outcome that was achieved in the first quarter of 2008. There were no such expenses in the three months ended June 30, 2008 or the three and six months ended June 30, 2007. See Note 16 of Notes to Condensed Consolidated Financial Statements for further information.

We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future and could result in charges that would have a material adverse impact on our financial position, our results of operations, or our cash flows.

Interest Income, Net

Interest income, net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts. Interest income, net of interest expense, was $2.0 million and $4.0 million for the three months ended June 30, 2008 and 2007, respectively, and $5.2 million and $10.6 million for the six months ended June 30, 2008 and 2007, respectively.

Interest income decreased for the three and six months ended June 30, 2008 over the comparable periods in the prior year primarily due to lower average cash and investment balances, as well as lower average investment returns in 2008 as compared to 2007. Average interest rate returns on our cash and investments were 2.99% for the three months ended June 30, 2008 compared to 5.05% for the three months ended June 30, 2007, and 3.45% for the six months ended June 30, 2008 compared to 5.39% for the six months ended June 30, 2007.

Interest income, net will decrease in 2008 compared to 2007 due to our lower cash balance as a result of our acquisitions and stock repurchase activity. The cash balance could decrease further depending upon the amount of cash used in any future acquisitions, our stock repurchase activity and other factors.

Provision for Income Taxes

Our overall effective tax rate for the three and six months ended June 30, 2008 was 23.8% and 24.8%, respectively, which resulted in a provision for income taxes of $5.6 million and $10.6 million, respectively. The effective tax rate for the three and six months ended June 30, 2007 was 25.0% and 32.8%, respectively, which resulted in a provision for income taxes of $3.4 million and $9.9 million, respectively. The decrease in the effective tax rate for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily related to the non-deductibility of in-process research and development expenses associated with the SpectraLink acquisition in March of 2007, partially offset by the settlement of certain audit years with the Israeli tax authorities in the same quarter. In addition, for the three and six months ended June 30, 2008, the effective tax rate is benefited by an increase in foreign earnings, which are subject to lower tax rates.

Tax deductions associated with stock option exercises related to grants vesting prior to January 1, 2006 are credited to stockholders’ equity. Tax deductions in excess of prior book expenses under FAS123R associated with stock option exercises related to grants vesting on or after January 1, 2006 are also credited to stockholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $1.6 million and $2.0 million for the three and six months ended June 30, 2008, respectively, and $2.9 million and $11.5 million for the three and six months ended June 30, 2007, respectively.

In the six months ended June 30, 2008, we released a $0.7 million tax reserve due to the lapse of the statute of limitations in Japan, and in the six months ended June 30, 2007, we released a $3.7 million tax reserve due to a settlement with the Israel tax authority. During the three months ended June 30, 2008 and June 30, 2007, there were no material changes in the tax reserves under FIN 48. As of June 30, 2008, we have $58.0 million of unrecognized tax benefits compared to $58.1 million at June 30, 2007. We do not anticipate any material changes in uncertain tax positions in the next 12 months. We recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2008, we had approximately $3.4 million of accrued interest and penalties related to uncertain tax positions, including $0.2 million and $0.4 million recorded during the three and six months ended June 30, 2008, respectively. As of June 30, 2007, we had approximately $2.6 million of accrued interest and penalties related to uncertain tax positions, including $0.2 million and $0.4 million recorded during the three and six months ended June 30, 2007, respectively.

Segment Information

A description of our products and services, as well as selected financial data, for each segment can be found in Note 13 to Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three and six months ended June 30, 2008 and 2007.

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

Video Solutions

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2008	June 30, 2007	Increase	June 30, 2008	June 30, 2007	Increase
Revenue	$139,800	$120,470	16%	$271,103	$234,593	16%
Contribution margin	$64,667	$55,598	16%	$126,552	$107,029	18%
Contribution margin as % of video solutions revenues	46%	46%	—	47%	46%	1pt

Revenues from our Video Solutions segment increased by $19.3 million or 16% to $139.8 million in the three months ended June 30, 2008 and by $36.5 million or 16% to $271.1 million in the six months ended June 30, 2008, as compared to the same periods in 2007. Video Solutions segment revenues include revenues from sales of our video communications and network systems product lines. Revenue from video communications products increased to $123.3 million for the three months ended June 30, 2008 from $99.8 million in the year ago period, a 24% increase, primarily due to an increase in sales volumes and average selling prices of our group video products, which consisted primarily of our VSX and HDX product families. Revenues also increased as a result of increased revenues from sales of our RPX and TPX telepresence products. Revenues from our network systems products for the three months ended June 30, 2008 were $16.5 million, down 20% from revenues of $20.7 million in the comparable 2007 period, due to decreases in our voice network system revenues which were only partially offset by increases by revenues from our video network systems and software product sales. Product revenues from audio network systems were essentially zero during the three and six months ended June 30, 2008.

International revenues, which are defined as revenues outside of Canada and the U.S., accounted for 56% and 49% of our Video Solutions segment revenues for the three months ended June, 2008 and 2007, respectively and 58% and 52%, respectively, for the six months ended June 30, 2008 and 2007. During the three and six months ended June 30, 2008, one channel partner accounted for 12% and 11%, respectively, of our total net revenues for our Video Solutions segment. During each of the three and six months ending June 30, 2007, one channel partner accounted for 11%, of our total net revenues for our Video Solutions segment. We believe it is unlikely that the loss of any one channel partner would have a long term material adverse effect on consolidated revenues as we believe end-users would likely purchase our video communications and network systems products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The contribution margin as a percentage of Video Solutions segment revenues for the three months ended June 30, 2008 remained flat at 46% as compared to the same period in 2007 primarily due to engineering expenses decreasing as a percent of revenue offset by lower gross margins and increased direct marketing expenses. Gross margins decreased due to changes in product mix toward lower margin HDX and RPX products as well as lower network systems revenues. Video Solutions gross margins were negatively impacted by the year-over-year decrease in revenues from our audio network systems products, which typically have higher gross margins than our video communications products. Product revenues from audio network systems were essentially zero during the three and six months ended June 30, 2008; however, we ended the second quarter with orders in backlog, which we expect to ship and record revenue on during the third quarter of 2008.

The contribution margin as a percentage of Video Solutions segment revenues for the six months ended June 30, 2008 increased to 47% as compared to 46% in the same period in 2007. The contribution margin increased primarily as a result of engineering expenses decreasing as a percent of revenues and in absolute dollars, partially offset by lower gross margins and increased direct marketing expenses. Gross margins decreased primarily due to changes in product mix. Video Solutions gross margins were negatively impacted by the year-over-year decrease in revenues from our audio network systems products, which typically have higher gross margins than our video communications products.

The lower Video Solutions gross margins in both the three and six month periods in 2008 as compared to 2007 was also due to lower video communications product gross margins due in part to new products which typically have lower gross margins for a period of time after their introduction due to higher component costs attributable to the technological complexity of the newer products and lower initial production volumes. We also have a number of initiatives focused on value engineering the design of certain of our HDX products, which we expect to positively impact our gross margins in the future. We have recently launched a number of new products, including our HDX and RPX product lines, and newer products are becoming an increasing percentage of our revenues. For example, for the three months ended June 30, 2008, the HDX and RPX products accounted for over half of our video communications product revenues as compared to less than 20% in the comparable year ago period.

Direct marketing and engineering spending in the Video Solutions segment will fluctuate depending upon the timing of new product launches and marketing programs.

Voice Communications

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2008	June 30, 2007	Increase/ (Decrease)	June 30, 2008	June 30, 2007	Increase/ (Decrease)
Revenue	$94,045	$81,432	15%	$185,193	$136,781	35%
Contribution margin	$37,224	$34,473	8%	$75,910	$59,261	28%
Contribution margin as % of video communication revenues	40%	42%	(2)pts	41%	43%	(2)pts

Revenues from our Voice Communications segment increased by $12.6 million or 15% to $94.0 million in the three months ended June 30, 2008 and by $48.4 million or 35% to $185.2 million in the six months ended June 30, 2008, as compared to the same periods in 2007. The increase in Voice Communications segment revenues during the three months ended June 30, 2008 over the comparable 2007 period was primarily due to increases in sales volumes of our Voice-over-IP products and to a lesser extent, increases in revenues from our installed-voice products, which was partially offset by year-over-year decreases in revenues from our circuit-switch and wireless products. The increases in Voice Communications segment revenues during the six month period was due primarily to revenues from our wireless voice products acquired in the SpectraLink acquisition during the last week of the first quarter of 2007, as well as increases in sales volumes of our Voice-over-IP and installed voice products. This was partially offset by year-over-year decreases in revenues from our circuit-switch products. Revenues from products acquired in the SpectraLink acquisition accounted for approximately half of the increase in revenues in this segment for the first half of 2008 as compared to the first half of 2007.

International revenues, which are defined as revenues outside of Canada and the U.S., accounted for 36% and 35% of our Voice Communications segment revenues for the three months ended June 30, 2008 and 2007, respectively and 36% in both the six month periods ended June 30, 2008 and 2007. During the three and six months ended June 30, 2008 and 2007, no one channel partner accounted for more than 10% of our total net revenues for our Voice Communications segment. We believe it is unlikely that the loss of any one channel partner would have a long term material adverse effect on consolidated revenues as we believe end-users would likely purchase our voice communications products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The contribution margin as a percentage of Voice Communications segment revenues for the three months ended June 30, 2008 decreased to 40% as compared to 42% in the same period in 2007 primarily due to lower gross margins only partially offset by engineering and direct marketing expenses decreasing as a percent of revenues. Gross margins decreased due to a higher mix of Voice-over-IP handset product revenues and lower wireless revenues, which generally have lower gross margins than our other voice products.

The contribution margin as a percentage of Voice Communications segment revenues for the six months ended June 30, 2008 decreased to 41% as compared to 43% in the comparable 2007 period primarily due to lower gross margins only partially offset by engineering expenses deceasing as a percent of revenues although increasing in absolute dollars. The decrease in gross margins was due to the higher mix of Voice-over-IP handset and wireless product revenues which generally have a lower gross margin than our circuit switched and installed voice products. The wireless products we acquired from SpectraLink have a lower gross margin than the consolidated gross margin of our other voice communications products and depending upon the mix could result in lower Voice Communications gross margins in the future. Our gross margins on our wireless products were also negatively impacted by changes in our distribution model whereby we transitioned certain direct customers and resellers to purchase from our distributors, and this transition of such customers to distribution may continue. Engineering expenses increased in absolute dollars primarily as a result of the SpectraLink acquisition which was completed during the last week of the first quarter of 2007. Direct marketing spending increased in absolute dollars in the six months ended June 30, 2008, while remaining flat as a percentage of revenues when compared with the same period in the prior year.

Direct marketing and engineering spending in the Voice Communications segment will fluctuate depending upon the timing of new product launches and marketing programs.

Services

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2008	June 30, 2007	Increase/ (Decrease)	June 30, 2008	June 30, 2007	Increase/ (Decrease)
Revenue	$37,736	$31,950	18%	$74,205	$55,196	34%
Contribution margin	$15,180	$13,838	10%	$31,251	$23,588	32%
Contribution margin as % of services revenues	40%	43%	(3)pts	42%	43%	(1)pt

Revenues from our Services segment increased by $5.8 million or 18% to $37.7 million in the three months ended June 30, 2008 and by $19.0 million or 34% to $74.2 million in the six months ended June 30, 2008, as compared to the same periods in 2007. The increased revenues during the three months ended June 30, 2008 as compared to the same period of 2007, were due primarily to video-related services and video network system services. For the six months ended June 30, 2008, revenues from services related to products acquired in the SpectraLink acquisition in the first quarter of 2007 accounted for approximately 40% of the increase over the year ago period. The remaining increase was due primarily to increased video-related services and, to a lesser extent, increases in video network system services.

International revenues, or revenues outside of Canada and the U.S., accounted for 33% and 27% of total Service revenues for the three months ended June 30, 2008 and 2007, respectively, and 32% and 30% for the six months ended June 30, 2008 and 2007, respectively. No one customer accounted for more than 10% of our total revenues for our Services segment for the three and six months ended June 30, 2008 or 2007.

Overall, the decrease in the Services segment contribution as a percentage of Service segment revenues for the three and six months ended June 30, 2008 as compared to the same periods in 2007 is due primarily to decreased gross margins and increased operating expenses as a percentage of revenues. Gross margins were lower due to increased service costs, including increased headcount-related costs, repair costs and shipping costs. Service gross margins were negatively impacted during the three and six months ended June 30, 2008 by negative gross margins on the installation of our RPX telepresence product. We expect to improve margins on these product installations as we train additional personnel and achieve greater efficiencies, as well as evaluate our pricing model.

Liquidity and Capital Resources

As of June 30, 2008, our principal sources of liquidity included cash and cash equivalents of $203.2 million, short-term investments of $96.9 million and long-term investments of $17.0 million. Substantially all of our short-term and long-term investments are comprised of U.S. government securities and corporate debt securities. See Note 9 of Notes to our Condensed Consolidated Financial Statements.

We generated cash from operating activities totaling $75.8 million in the six months ended June 30, 2008, compared to $51.7 million in the comparable period of 2007. The increase in cash provided from operating activities for the six months ended June 30, 2008 was due primarily to increased net income and non-cash expenses, a decrease in accounts receivable and a larger increase in other accrued liabilities. Offsetting these positive effects were a larger increase in inventories, an increase in deferred taxes, a larger decrease in accounts payable, a larger increase in prepaid expenses and other current assets and a decrease in taxes payable.

The total net change in cash and cash equivalents for the six months ended June 30, 2008 was a decrease of $76.3 million. The primary uses of cash during this period were $142.5 million for purchases of our common stock, $22.7 million for purchases of investments, net of sales and maturities and $19.1 million for purchases of property and equipment. The primary sources of cash were $75.8 million from operating activities, $30.0 million associated with the exercise of stock options and purchases under the employee stock purchase plan and $2.1 million for the excess tax benefit from stock based compensation. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses and other items (such as depreciation, amortization, the provision for doubtful accounts, inventory write-downs for excess and obsolescence, non-cash stock based compensation, excess tax benefit from stock based compensation, amortization of unearned stock-based compensation, loss on strategic investments, the purchase of in-process research and development and the tax benefits from the exercise of employee stock options), reductions in accounts receivable and net increases in deferred taxes and other accrued liabilities. Offsetting the positive effect of these items were net increases in inventories and prepaid expenses and other assets and decreases in accounts payable and taxes payable.

Our days sales outstanding, or DSO, metric was 44 days at June 30, 2008 compared to 45 days at June 30, 2007. We expect that DSO will remain in the 40 to 50 day range but could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables which typically have longer payment terms and increases in receivables from service providers and government entities that have longer payment terms of 45 and 60 days, respectively, compared to 30 day terms for many other customers. Inventory turns increased from 4.5 turns at March 31, 2008 to 5.0 turns at June 30, 2008. The increase in inventory turns was due in part to actions taken to reduce our finished goods inventory levels during the period. We believe inventory turns will fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a greater mix of ocean freight versus air freight to reduce freight costs.

We enter into foreign currency forward-exchange contracts, which typically mature in one month, to hedge our exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record on the balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on contracts are recorded as other income (expense), offsetting transaction gains and losses on the related assets and liabilities. Additionally, our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. In the second quarter of 2008, the Company incurred $0.5 million in hedging costs compared to earning $0.5 million in the first quarter of 2008, resulting in significant movements in our Other Income and Expense quarter over quarter.

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

From time to time, the Board of Directors has approved plans to purchase shares of our common stock in the open market. During the three months ended June 30, 2008, we purchased approximately 3.3 million shares of our common stock in the open market for cash of $80.0 million. As of June 30, 2008, we were authorized to purchase up to an additional $300.0 million under the 2008 share repurchase plan.

At June 30, 2008, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $147.6 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Consolidated Financial Statements once goods or services have been received or at such time when we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit totaling approximately $1.4 million to secure the leases on some of our offices.

The table set forth below shows, as of June 30, 2008, the future minimum lease payments due under our current lease obligations. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of June 30, 2008 are as follows (in thousands):

	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long - Term Liabilities	Purchase Commitments
Year ending December 31,
Remainder of 2008	$8,977	$2,105	$—	$126,995
2009	17,808	4,175	2,179	19,793
2010	15,734	3,405	1,980	806
2011	14,233	2,926	1,682	—
2012	10,355	2,019	1,172	—
Thereafter	17,425	3,546	8,650	—

Total payments	$84,532	$18,176	$15,663	$147,594

As discussed in Note 15 of the Notes to Condensed Consolidated Financial Statements, at June 30, 2008, we have unrecognized tax benefits including related interest, totaling $58.0 million, none of which is expected to be realized within the next 12 months. Payments we make for income taxes may increase during 2008 as our available net operating losses are depleted.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. With the exception of those discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2008, that we believe are of significance or potential significance to us.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities,” SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 will have on our consolidated financial statements.

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

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents, held at June 30, 2008 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

Issuer	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$26,515	$26,484	$26,452	$26,421	$26,390
State and local governments	—	—	—	—	—
Corporate debt securities	87,671	87,567	87,463	87,359	87,255

Total	$114,186	$114,051	$113,915	$113,780	$113,645

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

Issuer	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$26,484	$26,468	$26,452	$26,437	$26,421
State and local governments	—	—	—	—	—
Corporate debt securities	87,567	87,515	87,463	87,411	87,359

Total	$114,051	$113,983	$113,915	$113,848	$113,780

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

As of June 30, 2008, we had outstanding forward exchange contracts to sell 9.5 million Euros at an exchange rate of 1.45, sell 4.1 million British Pounds at an exchange rate of 1.95, and buy 19.6 million Israeli Shekels at an exchange rate of 3.83. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 200 days or less.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekels. As of June 30, 2008, we had outstanding foreign exchange contracts to sell 12.3 million Euros at an exchange rate of 1.50 and 1.5 million British Pounds at an exchange rate of 1.97 and to buy 24.3 million Israeli Shekels at an exchange rate of 3.67. These forward exchange contracts, carried at fair value, typically have maturities of less than 360 days. At June 30, 2008, we also had outstanding foreign exchange contracts to sell 26.9 million Euros at an exchange rate of 1.51 and 4.8 million British Pounds at an exchange rate of 1.95 and to buy 47.2 million Israeli Shekels at an exchange rate of 3.61. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

As a result of our acquisition of SpectraLink, we now have operations in Horsens, Denmark. From time to time, we enter into foreign currency contracts to reduce our exposure to foreign-denominated inventory purchases made by the Denmark operation. For the three and six months ended June 30, 2008, the gains from these foreign currency exchange contracts were not significant. Changes in fair value of these forward contracts are recognized in other income (loss), net at the end of each period and were not material for the periods presented.

Based on our overall currency rate exposure as of June 30, 2008, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial effect on our financial position, results of operations and cash flows. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as our business expands. In particular, we expect to face an increasing number of patent and other intellectual property claims as the number of products and competitors in Polycom’s industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. Based on currently available information, management does not believe that the ultimate outcomes of any unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, litigation is subject to inherent uncertainties, and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations or liquidity for the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

Competition that we face in our markets is intense. The principal competitive factors in the markets in which we presently compete and may compete in the future include:

•	the ability to provide and sell a broad range of products and services that are responsive to changing technology and changing customer requirements;

•	price and the ability to appropriately and competitively price our products;

•	product performance;

•	the ability to introduce new products;

•	the ability to reduce production costs;

•	the ability to provide value-added features and functionality;

•	the ability to successfully integrate our products with, and operate our products on, existing customer platforms;

•	the ability to offer new products that require a more direct-touch sales model;

•	market presence and brand recognition; and

•	the ability to extend credit to our partners.

We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our current or future competitors, or our delay in bringing new products to market to compete with competitive products, could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be a reduction in the prices of our products and our competitors’ products, the introduction of additional lower priced competitive products or the introduction of new products or product platforms that render our existing products or technologies obsolete. For example, our video network systems product revenues had declined sequentially from the fourth quarter of 2004 through the second quarter of 2006 as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures. While revenues from our video network systems product revenues improved sequentially in the third and fourth quarters of 2006 and 2007, video network system product revenues declined sequentially again in the first and second quarters of 2007 and the first and second quarters of 2008, and could decline again in the future.

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

We face significant competition in the video solutions industry. For our video conferencing end points, our major competitors include Tandberg, Cisco Systems, Hewlett-Packard and a number of other companies including Aethra, Huawei, LifeSize and Sony, as well as various smaller or new industry entrants. We face competition for sales of our RPX and TPX telepresence solutions and related services from Cisco Systems, Hewlett-Packard, Teleris and others. In addition, Microsoft recently launched products that are competitive with our video conferencing products. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, which may result in our having to increase our spending on marketing, and we may not be able to effectively compete against these companies due to their size. In addition, with the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video conferencing products, including companies with greater financial and other resources, greater brand recognition or greater access to top-level executives than we have, or may partner with companies which have more substantial resources and production, sales, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products and to bring their products to market or respond to changing technologies more rapidly than we can, or that may be more adept in responding to rapidly changing market conditions or changing technologies than we are. These factors could negatively impact our video revenues as customers assess such new technologies or wait to make purchases until sales prices for such next generation products fall. Conversely, new product adoption may grow at such rates that we are unable to keep up with increasing demand due to our size, resources, need to establish new partnerships, or other factors. Also, new strategic partnerships are regularly being formed and announced by our competitors, such as the video partnership announced in January 2007 between Hewlett-Packard and Tandberg, which may increase competition and result in increased downward pressure on our product prices. Direct competition for telepresence product sales against larger competitors like Cisco Systems and Hewlett Packard may also result in increased downward pressure on our product prices, as well as cause us to invest more in sales and marketing in order to compete effectively.

We have lost group video conferencing sales opportunities to our competitors, including Tandberg, and also to competitors in China who sell at lower price points than we do. We expect to continue to face stiff competition, and our competitors may gain market share from us, due in part to their strategic relationships and their latest product offerings. In addition, we believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Hewlett-Packard, IBM, and Microsoft that enable web-based or network-based video and collaboration communications. In addition, Cisco Systems, Hewlett-Packard, IBM, Microsoft or other large companies with resources substantially larger than ours could enter any of our markets through acquisition of a direct competitor, which would significantly change the competitive landscape. Further, the commoditization of certain video conferencing products could lead to the availability of alternative, lower-cost video conferencing products than ours and, accordingly, drive down our sales prices and negatively impact our revenues.

Our video network systems products experience significant direct competition from Tandberg, which acquired Codian in August 2007, RADVISION, Cisco Systems, which resells RADVISION’s products, Huawei, and various smaller or new industry entrants. Tandberg’s acquisition of Codian may strengthen their network systems offerings and result in increased competition from Tandberg against our total video solutions offering, potentially causing a negative impact on our video solutions revenues, as well as our market position with respect to video conferencing and network systems offerings. Our video network systems product revenues declined sequentially from the fourth quarter of 2004 through the second quarter of 2006 as well as in the first and second quarters of 2007 and the first and second quarters of 2008 as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures. In fact, in the second quarter of 2008, we lost significant market share with respect to our network systems business. Although we launched our next generation video network system platform (RMX 2000™) in 2007 and intend to launch new network services product offerings, including enhancements to existing products, in the future, these new product offerings may be delayed or may not have as much of a positive impact on our video solutions revenues as we anticipate. Our voice network systems business has significant competition from companies such as Avaya, Cisco Systems, Compunetix, Convedia, as well as various smaller or new industry entrants. Revenues from sales of our voice network systems products were essentially zero during the first and second quarters of 2008.

The market for voice communications equipment, including voice conferencing and desktop equipment, and wireless voice devices is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. Further, we believe that the market for voice communication products may be more sensitive to economic conditions than our video solutions products. In voice communications, our major conference phone competitors include Aethra, ClearOne Communications, Konftel, Mitel, Yamaha and other companies that offer lower cost, full-duplex speakerphones. Our major VoIP desktop competitors include Aastra, LG Nortel, Linksys, a division of Cisco Systems, Snom and Thompson, in addition to several low cost manufacturers in Asia and Europe that are emerging. We have also recently introduced a range of high definition VoIP devices from personal speakerphones to executive desktop devices enabling integration with Microsoft Office Communications Server 2007. Some of these products will directly compete with products offered by LG Nortel. In addition, there are PBX and IP Call Manager manufacturers that compete with standards based IP products including Alcatel-Lucent, Avaya, Cisco Systems, Mitel, Nortel and Siemens. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that cost less than our voice communications products.

With respect to our wireless product lines, our competitors include Aastra, Hitachi Cable and Linksys for small business and entry-level products. Our KIRK wireless products compete with offerings from DECT providers such as Aastra, Alcatel-Lucent, Ericsson and Siemens. Our SpectraLink wireless products compete with proprietary and Wi-Fi-based products from Ascom, Cisco Systems, Siemans and Vocera. The overall market in the wireless segment is highly competitive, and many of such competitors may have greater financial, technical, research and development, and marketing resources than we do. In addition, mature DECT standard-based products previously marketed by large telecom companies in markets outside the U.S. are being introduced in the U.S., which may be lower-priced than our SpectraLink and KIRK offerings. Enterprise adoption of standards for wireless LAN and VoIP may lead to the commoditization of wireless telephone technology and the availability of low-cost alternative products. Other purchasers may prefer to buy their wireless telephone systems from a single source provider of wireless local area networks, or LANs, such as Cisco Systems, who provides wireless infrastructure and wireless telephones.

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

Further, as our product portfolio expands and as we enter into product lines that require a more direct-touch sales model and that require more complex negotiations, such as our RPX and TPX product lines, we are continuing to make key strategic investments in additional sales and marketing personnel in 2008. It will require time for us to hire additional key sales and marketing talent in such numbers that we believe are required to compete effectively both domestically and internationally and then further time for such new personnel to receive training and to become familiar with our product lines and services. Ultimately, it is possible that our increased investments in this area may not yield the financial results that we hope to achieve from such investments as quickly as anticipated, or at all, or we may not be successful in hiring the type of sales and marketing talent that we are targeting. In addition, in our high end video solutions, such as telepresence, that typically require direct high touch sales involvement with potential customers, we compete directly with large, multi-national corporations, such as Cisco and Hewlett-Packard, who have substantially greater financial, technical and executive resources than we do, as well as greater name recognition and market presence with many potential customers.

We continually need to educate and train our channel partners to avoid any confusion as to the desirability of the new product offering compared to our existing product offerings. During the last year, we launched several new product offerings, and there is a risk that these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any product until they determine if these products are more desirable products than our other products. For instance, our recently introduced high definition video product family (HDX) may cause confusion with respect to our VSX® product line. We also recently introduced our RMX 2000 conferencing platform, which provides the next generation of conferencing infrastructure and may have a negative impact on the sales of our MGC™ media servers, which it did in the first quarter of 2008, and the HDX 4000™, our high definition executive desktop product, which could have a negative impact on sales of our existing executive desktop product. We believe that the anticipated announcement of our HDX 8000™ video conferencing product, our high definition video conferencing product for small- to medium-sized conference rooms, temporarily delayed sales of our HDX 9000™ video conferencing product, our high definition video conferencing product intended for larger conference room settings, in the third quarter of 2007. Such delays in purchases could adversely affect our revenues, gross margins and operating results in the period of the delay. Conversely, the introduction of new products such as the HDX 7000™ video conferencing product for smaller conference rooms and the HDX 8000 video conferencing product may have an unintended negative effect on sales of and corresponding revenues associated with other video conferencing products such as our VSX and other HDX offerings. We and our channel partners must also effectively educate our potential end-user customers about the benefits of video conferencing and the products that we offer and the features available over those of our competitors.

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

We have experienced delays in the introduction of certain new products and enhancements in the past and have recently experienced delays in the introduction of certain of our high definition video conferencing products, such as the HDX 9000 in the fourth quarter of 2007. The delays in product release dates that we experienced in the past were due to factors such as unforeseen technology issues, manufacturing ramping issues and other factors, which we believe negatively impacted our sales revenue in the relevant periods. Any of these or other factors may occur again and delay our future product releases. In addition, we have occasionally terminated new product development efforts prior to any introduction of the new product.

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

We produce highly complex communications equipment, which includes both hardware and software and incorporates new technologies and component parts from different suppliers. Resolving product defect and technology issues could cause delays in new product introduction. Further, some defects may not be detected or cured prior to a new product launch, or are detected after a product has already been launched and may be uncurable or result in a product recall. From time to time, we have encountered defects with the lithium ion batteries in our wireless products. The occurrence of any of these events has resulted and could in the future result in the failure of a partial or entire product line or a temporary or permanent withdrawal of a product from the market. We may also have to invest significant capital and other resources to correct these problems, including product reengineering expenses and inventory, warranty and replacement costs. These problems might also result in claims against us by our customers or others.

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

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our SoundStation® IP and SoundPoint® IP products are dependent on the roll out of voice-over-IP, or VoIP, technologies. In addition, VoIP products are traditionally sold through service providers. We may not be successful in expanding our current service provider network or maintaining a successful service provider network. The success of our HDX 4000, VSX 3000 and PVX™ software application products depends on the increased use of desktop video collaboration technologies. Further, as we see the adoption rate of new technologies increase, product sales of our legacy products may be negatively impacted. Due to the SpectraLink acquisition, we now face risks related to our ability to respond to rapid technological changes within the on-premises wireless telephone industry. The wireless communications industry is characterized by rapid technological change, short product life cycles, and evolving industry standards.

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

If the market does not accept our products, particularly our new product offerings which we are relying on for future revenues, our profitability would likely be harmed. Further, new products typically have lower gross margins for a period of time after their introduction. We have recently launched a number of new products and new products are becoming an increasing percentage of our revenues. For example, our HD video products, which generate higher gross profit dollars than our other non-HD video products due to higher average selling prices, may result in a lower overall gross margin percentage for an extended period of time after their introduction depending upon the mix of new products sold during the period. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment and network systems, which could cause us to reduce the prices for any of these products or discontinue one product with the intent of simplifying our product offering and enhancing sales of a similar product. For example, we believe that the sequential declines in video network system revenues that we experienced from the fourth quarter of 2004 through the second quarter of 2006 and again in the first and second quarters of 2007 and the first and second quarters of 2008 are due in part to lower average selling prices as a result of increased competitive pressures. In the second quarter of 2008, we lost significant market share with respect to our network systems business. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a similar product. In addition, we anticipate that our gross margins may become more difficult to predict due to these types of changes, the wide range of margins associated with each of our product lines, and shifts in the mix of products sold. Our network systems products typically have higher gross margins than our other product lines. Therefore, our gross margins could decrease if we continue to experience decreases in our network systems product sales. For example, in the first quarter of 2007, gross margins for our network systems products were the lowest we have ever experienced and below our targeted range. Further, if our network systems sales suffer, a correspondingly negative impact may be had on our services business, which relies in part on network systems sales for its success. Finally, if we do not fully anticipate, understand and fulfill the needs of end-user customers in the vertical markets that we serve, we may not be able to fully capitalize on product sales into those vertical markets and our revenues may, accordingly, fail to grow as anticipated or may be adversely impacted.

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

In addition, sales of our telepresence product line are more complex sales transactions than our other product lines, and the end-user customer in such transactions typically purchases an enhanced level of support service from us so that it can ensure that this significant investment can be fully operational and satisfy the end-user’s requirements. This requires an enhanced level of support and project management from the Company in terms of resources and technical knowledge of an end-user customer’s telecommunication network. As this type of service is relatively new for us, our inability to provide the proper level of support on a cost beneficial basis may cause damage to our reputation in this new emerging market and may, as a result, harm our business and results of operations.

Impairment of our goodwill or other assets would negatively affect our results of operations.

We have acquired several businesses, which together resulted in goodwill valued at approximately $504.8 million and other purchased intangible assets valued at approximately $77.0 million as of June 30, 2008. This represents a significant portion of the assets recorded on our balance sheet and reflects significant increases in 2007 as a result of the Destiny and SpectraLink acquisitions. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values, as we did in the fourth quarters of 2007 and 2006, when we wrote down certain intangible assets associated with our acquisition of Voyant in the amount of $3.6 million and $1.4 million, respectively. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. To date, due to these and other factors, we have recorded cumulative charges against earnings totaling $21.5 million associated with the impairment of such investments, including $7.4 million in the second quarter of 2007. As of June 30, 2008, our investments in private companies are valued at $2.2 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

Our quarterly operating results may fluctuate significantly and are not necessarily a good indicator of future performance.

Our quarterly operating results have fluctuated in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control or can be difficult to predict. These factors include, but are not limited to:

•	the impact of unfavorable economic and market conditions in the United States and indications that these conditions may be spreading to other countries;

•	our ability to capture market share and gain momentum in our network systems product sales, which if unsuccessful, would reduce our revenues and negatively impact our gross margins;

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

•

the level and mix of inventory that we hold to meet future demand, including the impact of our efforts to reduce our air freight shipments in favor of ocean shipments, which would increase inventories and may increase our product lead times;

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

•	the impact of introducing product lines that require a more direct-touch sales model which is expensive;

•	fluctuations in the level of international sales and our exposure to the impact of international currency fluctuations on both revenues and expenses;

•	dependence on third party manufacturers, which would include outside development manufacturers, and associated manufacturing costs;

•	the impact of increasing costs of freight and components used in the manufacture of our products and the potential negative impact on our gross margins;

•	the magnitude of any costs that we must incur in the event of a product recall or of costs associated with product warranty claims;

•	the impact of seasonality on our various product lines and geographic regions;

•	the impairment of strategic investments or other assets; and

•	adverse outcomes in intellectual property litigation and other matters and the costs associated with asserting and enforcing our intellectual property portfolio.

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

We have in the past, and may in the future, as part of acquiring a company, identify redundant facilities, which we would develop a plan to exit as part of the integration of the businesses. For example, as of June 30, 2008 we have a remaining liability in the amount of $1.8 million related to facilities we vacated in connection with our acquisition of SpectraLink. This reserve is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

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

Delays in receiving contractual acceptance will cause delays in our ability to recognize revenue and may impact our quarterly revenues, depending upon the timing and shipment of orders under such contracts.

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

Service providers constitute some of the larger end-user customers of our voice network systems products, and we experience significant quarterly variability in the timing and amount of these orders. The revenues for network systems products from service providers are subject to more variability than network systems product revenues from our channel partners. The loss of any one of these service provider customers for our network systems products, or our failure to adequately maintain or grow the level of network systems-related product sales to service providers, could have a materially adverse impact on our consolidated revenues. For example, in the first half of 2008, our voice network system product revenues were nearly zero compared with $7.2 million in the year ago period.

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

While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, we from time to time engage in currency hedging activities to mitigate currency fluctuation exposure. As a result, our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. In the second quarter of 2008, the Company incurred $0.5 million in hedging costs compared to earning $0.5 million in the first quarter of 2008, resulting in significant movements in our Other Income and Expense quarter over quarter. Also, due to the denomination of our European product sales in Euros and of our United Kingdom product sales in British Pounds, we have increased our hedging activity. However, we have limited experience with these hedging activities, and they may not be successful, which could harm our operating results and financial condition. In addition, significant adverse changes in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country, as discounts may be temporarily or permanently affected.

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

Our business has grown in recent years through both internal expansion and business acquisitions, including our acquisitions of SpectraLink and Destiny in 2007, and continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. We also may be less able to predict and effectively control our operating expenses due to the growth and increasing complexity of our business. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands placed on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. For instance, in the second quarter of 2008, we began upgrading our Enterprise Resource Planning (ERP) systems to meet the growing demands of our business which, if such upgrades are not effectively or timely completed, could cause harm to our ongoing business operations. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

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

Moreover, our operating results would be seriously harmed by receipt of a significant number of defective components or components that fail to fully comply with environmental or other regulatory requirements, an increase in component prices, such as the price increases for components as a result of increased transportation and manufacturing costs of our suppliers, or our inability to obtain lower component prices in response to competitive price reductions.

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

We subcontract the manufacture of our voice products, including our wireless products, and video product lines to Celestica, a third-party contract manufacturer. We use Celestica’s facilities in Thailand, China and Singapore, and should there be any disruption in services due to natural disaster, terrorist acts, quarantines or other disruptions associated with infectious diseases, or other similar events, or economic or political difficulties in any of these countries or Asia or any other reason, such disruption would harm our business and results of operations. Also, Celestica’s facilities are currently the manufacturer for substantially all of these products, which means we are essentially sole-sourced for the manufacturing of such products, and if Celestica experiences an interruption in operations, suffers from capacity constraints, which may include constraints based on production demands from us as we grow our business, or is otherwise unable to meet our current or future production requirements we would experience a delay or inability to ship our products, which would have an immediate negative impact on our revenues. Moreover, any incapacitation of a manufacturing site due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

We have recently transitioned the manufacturing of the products acquired as a result of the SpectraLink acquisition, which products were previously manufactured in Boulder, Colorado and through a third-party contract manufacturer in Mexico, to Celestica in Thailand and Benchmark Electronics in Alabama and Thailand. During the early stages of this transition, we experienced delays in the manufacturing and delivery of products to fulfill orders, which adversely impacted our revenues on these products in the fourth quarter of 2007. We may continue to experience such delays and a resulting adverse impact on revenues in future quarters as we ramp production with these third-party contract manufacturers.

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

We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, Delcom, Simtrol, Skelmir, SNMP, and Software House, video algorithm protocols from DSP, ATT/LUCENT and Flextronics, Windows software from Microsoft, development source code from Avaya, Cisco Systems, In Focus Systems Inc., Nokia, Nortel Networks, Vocal Technologies Ltd., Wind River, Ingenient and Avistar, audio algorithms from D2, Nortel Networks, Sipro, Telogy and Voiceage, and communication software from Konexx and RADVISION. In addition, certain of our products are developed and manufactured based largely or solely on third-party technology. These third-party software licenses and arrangements may not continue to be available to us on commercially reasonable or competitive terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business and results of operations. Further, if we are unable to obtain necessary technology licenses on commercially reasonable or competitive terms, we could be prohibited from marketing our products, could be forced to market products without certain features, or could incur substantial costs to redesign our products, defend legal actions, or pay damages.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights. Others may independently develop similar proprietary information and techniques or gain access to our intellectual property rights or disclose such technology. In addition, we cannot assure you that any patent or registered trademark owned by us will not be invalidated, circumvented or challenged in the U.S. or foreign countries or that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. Furthermore, others may develop similar products, duplicate our products or design around our patents. In addition, foreign intellectual property laws may not protect our intellectual property rights. Litigation may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources which could harm our business, and we could ultimately be unsuccessful in protecting our intellectual property rights. Further, our intellectual property protection controls across our global operations may not be adequate to fully protect us from the theft or misappropriation of our intellectual property, which could adversely harm our business.

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

We expect that the number and significance of claims and legal proceedings that assert patent infringement claims or other intellectual property rights covering our products, either directly against us or against our customers, will increase as our business expands. In particular, we expect to face an increasing number of patent and copyright claims as the number of products and competitors in our industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms favorable to us or at all. An unfavorable outcome in any such claim or proceeding could have a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods. Further, any settlement announced by us may expose us to further claims against us by third parties seeking monetary or other damages which, even if unsuccessful, would divert management attention from the business and cause us to incur costs, possibly material, to defend such matters.

Loss of government contracts or failure to obtain required government certifications could have a material adverse effect on our business.

We sell our products indirectly and provide services to governmental entities in accordance with certain regulated contractual arrangements. While reporting and compliance with government contracts is the role of our indirect partner, the partner’s lack of reporting or compliance could have an impact on the sales of our products to government agencies. Further, the United States Federal government has certain certification and product requirements for products sold to them. If we are unable to meet applicable certification or other requirements within the timeframes specified by the United States Federal government, or if our competitors have certifications for competitive products for which we are not yet certified, our revenues and results of operations would be adversely impacted. This is particularly important in the third quarter of 2008 as it could negatively impact United States Federal government fiscal year-end purchases.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that our internal control over financial reporting was effective as of December 31, 2007, we must continue to monitor and assess our internal control over financial reporting. In addition, our control framework may suffer if we are unable to adapt our control framework appropriately as we continue to grow our business. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

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

Our operations are vulnerable to interruption by fire, earthquake, or other natural disaster, quarantines or other disruptions associated with infectious diseases, national catastrophe, terrorist activities, war, ongoing Iraqi disturbances, an attack on Israel, disruptions in our computing and communications infrastructure due to power loss, telecommunications failure, human error, physical or electronic security breaches and computer viruses (which could leave us vulnerable to loss of our intellectual property and disruption of our business activities), and other events beyond our control. In 2008, we launched a business continuity program that is based on enterprise risk assessment and addresses the impact of natural, technological, man-made and geopolitical disasters on the Company’s critical business functions. This plan helps facilitate the continuation of critical business activities in the event of a disaster, but may not prove to be sufficient. In addition, our business interruption insurance may not be sufficient to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

Our cash flow could fluctuate due to the potential difficulty of collecting our receivables and managing our inventories.

Over the past few years, we initiated significant investments in Europe and Asia to expand our business in these regions. In Europe and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our revenues, accounts receivable balances will likely increase as compared to previous years. Although from time to time we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepaid discounts, these additional incentives have lowered our profitability. In addition, economic uncertainty or a downturn in technology spending in the United States and other countries may restrict the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy. For example, one of our large European distributors filed for bankruptcy in the fourth quarter of 2007. Either of these conditions would harm our cash flow and days sales outstanding performance. Although in recent quarters our experience in collecting receivables has been good and we expect this trend to continue, there can be no assurance that it will continue.

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

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity based upon settlement date during the three months ended June 30, 2008:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
4/1/08 to 4/30/08	325,993	$22.16	321,106	$72,909,000
5/1/08 to 5/31/08	2,846,011	$24.18	2,842,072	$304,178,000
6/1/08 to 6/30/08	169,500	$24.55	169,500	$300,016,000

Total	3,341,504	$24.01	3,332,678

(1)	Includes 8,826 of shares repurchased to satisfy tax withholding obligations as a result of the vesting of shares of restricted stock and restricted stock awards.
(2)	In May 2008, the Company’s Board of Directors approved a new share repurchase plan under which it may purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“2008 share repurchase plan”). In addition, the Company’s Board of Directors had approved a share repurchase plan under which it could repurchase shares in the open market from time to time with an aggregate market value of $250.0 million (“2005 share repurchase plan”). The 2005 Share Repurchase Plan was extended in May 2007 for an additional $250.0 million. As of June 30, 2008, substantially all of the share repurchases authorized under the extended 2005 share repurchase plan had been completed, and the Company was authorized to purchase up to $300.0 million of shares in the open market. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2008 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company distributed, on or about April 24, 2008, its Definitive Proxy Statement and Annual Report to Stockholders to each stockholder of record on April 4, 2008, for its Annual Meeting of Stockholders held May 27, 2008 (the “Annual Meeting”). At the Company’s Annual Meeting, the stockholders were asked to consider two proposals.

The first proposal involved the election of directors. The existing Board of Directors nominated nine nominees recommended by the Corporate Governance and Nominating Committee of the Board of Directors, all of whom were then serving as directors of the Company. The nominees of the Board were all re-elected and the voting results with respect thereto were:

Name	Votes For	Votes Withheld
Robert C. Hagerty	77,675,110	820,794
Michael R. Kourey	75,594,740	2,901,164
Betsy S. Atkins	74,537,498	3,958,406
David G. DeWalt	74,858,446	3,637,458
John A. Kelley Jr.	75,933,008	2,562,896

Name	Votes For	Votes Withheld
Kevin J. Kennedy	74,774,949	3,720,955
D. Scott Mercer	75,052,004	3,443,900
William A. Owens	75,586,630	2,909,274
Kevin T. Parker	75,938,742	2,557,162

The second proposal concerned the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. The results were:

For:	77,840,378
Against:	617,233
Abstentions:	38,293
Broker Non-Votes:	0

Item 5.	OTHER INFORMATION

(a) Restructuring Action. On July 31, 2008, the Company announced a plan to eliminate certain positions worldwide. These actions are intended to optimize the Company’s cost structure in order to accelerate improvement in its overall profitability. Approximately 80 positions will be eliminated worldwide, or approximately three percent of the Company’s global workforce, and is in large part effective immediately. The Company currently expects to record restructuring charges and make cash expenditures totaling approximately $2.8 million in the third quarter of 2008 resulting from these actions, with approximately $2.6 million for severance and other employee termination benefits and approximately $0.2 million for outplacement and legal-related services.

Item 6.	EXHIBITS

Exhibit No.	Description

10.1	Amended Severance Agreement, by and between the Company and Robert C. Hagerty, effective as of May 20, 2008.

10.2	Amended Change of Control Severance Agreement, by and between the Company and Robert C. Hagerty, effective as of May 20, 2008.

10.3	Amended Change of Control Severance Agreement by and between the Company and Michael R. Kourey, effective as of May 13, 2008.

10.4	Form of Amended Change of Control Severance Agreement, by and between the Company and certain Executive Officers other than the Chief Executive Officer and Chief Financial Officer.

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 1, 2008

POLYCOM, INC.

/s/ ROBERT C. HAGERTY
Robert C. Hagerty
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL R. KOUREY
Michael R. Kourey
Senior Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)

/s/ LAURA J. DURR
Laura J. Durr
Vice President and Worldwide Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended Severance Agreement, by and between the Company and Robert C. Hagerty, effective as of May 20, 2008.

10.2	Amended Change of Control Severance Agreement, by and between the Company and Robert C. Hagerty, effective as of May 20, 2008.

10.3	Amended Change of Control Severance Agreement by and between the Company and Michael R. Kourey, effective as of May 13, 2008.

10.4	Form of Amended Change of Control Severance Agreement, by and between the Company and certain Executive Officers other than the Chief Executive Officer and Chief Financial Officer.

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.