Form 10-Q
period 2008-09-30
POLYCOM INC
filed 2008-11-03
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

There were 83,224,759 shares of the Company’s Common Stock, par value $.0005, outstanding on October 17, 2008.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$159,517	$279,560
Short-term investments	121,710	62,663
Trade receivables, net of allowance for doubtful accounts of $2,466 and $2,398 at September 30, 2008 and December 31, 2007 respectively	133,342	138,133
Inventories	92,138	71,106
Deferred taxes	29,375	43,295
Prepaid expenses and other current assets	33,504	23,104

Total current assets	569,586	617,861
Property and equipment, net	73,099	57,610
Long-term investments	6,219	32,340
Goodwill	500,097	504,955
Purchased intangibles, net	70,505	86,423
Deferred taxes	18,240	8,062
Other assets	17,576	14,687

Total assets	$1,255,322	$1,321,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$66,867	$75,802
Accrued payroll and related liabilities	29,166	29,518
Taxes payable	170	3,790
Deferred revenue	69,290	59,130
Other accrued liabilities	58,488	48,814

Total current liabilities	223,981	217,054
Non-current liabilities
Deferred revenue	40,359	27,853
Taxes payable	32,400	34,899
Deferred taxes	2,744	4,709
Other non-current liabilities	14,543	13,429

Total non-current liabilities	90,046	80,890

Total liabilities	314,027	297,944
Stockholders’ equity
Common stock, $0.0005 par value; Authorized: 175,000,000 shares; Issued and outstanding: 83,220,682 shares at September 30, 2008 and 89,137,059 shares at December 31, 2007	40	43
Additional paid-in capital	1,004,231	1,000,466
Cumulative other comprehensive loss	7,571	4,160
Retained earnings (accumulated deficit)	(70,547)	19,325

Total stockholders’ equity	941,295	1,023,994

Total liabilities and stockholders’ equity	$1,255,322	$1,321,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues:
Product revenues	$235,397	$206,979	$691,693	$578,353
Service revenues	40,379	33,068	114,584	88,264

Total revenues	275,776	240,047	806,277	666,617

Cost of revenues:
Cost of product revenues	95,249	84,465	283,383	230,374
Cost of service revenues	19,509	16,457	57,527	44,383

Total cost of revenues	114,758	100,922	340,910	274,757

Gross profit	161,018	139,125	465,367	391,860

Operating expenses:
Sales and marketing	81,562	61,510	231,465	174,437
Research and development	34,456	36,006	105,891	102,939
General and administrative	16,101	15,663	46,023	44,881
Acquisition-related integration costs	—	423	162	3,140
Purchased in-process research and development	—	—	—	9,400
Amortization of purchased intangibles	1,775	2,416	5,412	6,223
Restructuring costs	4,382	—	8,836	213
Litigation reserves and payments	—	—	7,401	—

Total operating expenses	138,276	116,018	405,190	341,233

Operating income	22,742	23,107	60,177	50,627
Interest income, net	1,569	4,197	6,758	14,787
Loss on strategic investment	—	—	—	(7,400)
Other income (expense), net	(2,258)	185	(2,265)	(349)

Income before provision for income taxes	22,053	27,489	64,670	57,665
Provision for income taxes	4,111	7,697	14,680	17,585

Net income	$17,942	$19,792	$49,990	$40,080

Basic net income per share	$0.21	$0.22	$0.58	$0.44

Diluted net income per share	$0.21	$0.21	$0.57	$0.42

Weighted average shares outstanding for basic net income per share calculation	84,278	91,148	86,387	91,224
Weighted average shares outstanding for diluted net income per share calculation	86,194	94,561	88,215	95,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net income	$49,990	$40,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,620	18,205
Amortization of purchased intangibles	15,779	13,726
Provision for doubtful accounts	570	(33)
Provision for excess and obsolete inventories	2,510	50
Non-cash stock-based compensation	30,212	30,281
Excess tax benefits from stock-based compensation	(4,487)	(14,190)
Loss on strategic investment	—	7,400
Write down of investments other than temporarily impaired	921	—
Purchase of in-process research and development	—	9,400
Loss on disposal of property and equipment	102	56
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	4,395	(24,051)
Inventories	(23,542)	(2,264)
Deferred taxes	1,447	4,394
Prepaid expenses and other assets	(9,131)	(3,029)
Accounts payable	(8,935)	(1,551)
Taxes payable	(1,278)	6,566
Other accrued liabilities	36,995	8,704

Net cash provided by operating activities	116,168	93,744

Cash flows from investing activities:
Purchases of property and equipment	(35,287)	(23,131)
Purchases of investments	(313,695)	(286,492)
Proceeds from sale and maturity of investments	278,888	421,624
Acquisitions of SpectraLink Corporation and Destiny Conferencing Corporation, net of cash acquired	—	(275,619)

Net cash used in investing activities	(70,094)	(163,618)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	51,854	63,152
Purchase and retirement of common stock	(222,458)	(75,849)
Excess tax benefits from stock-based compensation	4,487	14,190

Net cash provided by (used in) financing activities	(166,117)	1,493

Net decrease in cash and cash equivalents	(120,043)	(68,381)
Cash and cash equivalents, beginning of period	279,560	316,368

Cash and cash equivalents, end of period	$159,517	$247,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three or nine months ended September 30, 2008 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). With the exception of those discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2008, that are of significance or potential significance to us.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board released a FASB Staff Position (FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP No. FAS 142-3 will have on its consolidated financial statements.

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

Additionally, the Company has acquired several other companies since 2001. Changes in goodwill, purchased intangibles, and fair value of net tangible assets are summarized as follows (in thousands):

	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets
Balance at December 31, 2007	$504,955	$86,423	$112,036
Amortization	—	(15,779)	—
Foreign currency translation	(636)	(139)	—
Subsequent fair value adjustments to assets acquired and liabilities assumed upon acquisition	(4,222)	—	4,222

Balance at September 30, 2008	$500,097	$70,505	$116,258

The fair value adjustments to assets acquired during the nine month period ended September 30, 2008 primarily resulted from final purchase accounting adjustments to the assets and liabilities assumed in the acquisition of SpectraLink during the first quarter of 2007. As part of the Destiny acquisition, Destiny shareholders may receive up to an additional $10.0 million of consideration through the end of 2008, payable in cash, based on the achievement of certain financial milestones relating to the operating results of Destiny. Payment of additional consideration, if any, would result in a corresponding increase in goodwill.

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

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Net revenues	$240,047	$692,540
Net income	$19,792	$28,499
Net income per share – basic	$0.22	$0.31
Net income per share – diluted	$0.21	$0.30

The unaudited pro forma net income for the three and nine months ended September 30, 2007 includes $3.8 million and $11.4 million for the amortization of purchased intangibles and $9.4 million for in-process research and development, respectively. The unaudited pro forma financial information also includes the following non-recurring charges: acquisition-related charges for the fair market value adjustment of inventory of $2.4 million and acquisition-related integration expenses of $3.7 million. The pro forma amounts above reflect a reduction of interest expense related to the debt that was paid off as part of the acquisition, as well as a reduction in interest income on the cash paid as part of the purchase price, assuming the acquisition occurred as of January 1, 2007, with interest income calculated at the Company’s average rate of return for the respective periods. The pro forma net income above assumes an income tax provision at the Company’s consolidated tax rate for the respective year.

See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on goodwill and purchased intangibles.

4. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment (in thousands):

	Video Solutions	Voice Communications	Services Segment	Total
Balance at December 31, 2007	$274,419	$137,774	$92,762	$504,955
Foreign currency translation	439	(841)	(234)	(636)
Changes in fair value of assets acquired and liabilities assumed	(1,447)	(1,622)	(1,153)	(4,222)

Balance at September 30, 2008	$273,411	$135,311	$91,375	$500,097

The following table presents details of the Company’s total purchased intangible assets as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008			December 31, 2007
Purchased Intangible Assets	Gross Value	Accumulated Amortization and Impairment	Net Value	Gross Value	Accumulated Amortization and Impairment	Net Value
Core and developed technology	$109,178	$(63,468)	$45,710	$109,178	$(53,407)	$55,771
Patents	14,068	(14,008)	60	14,068	(13,829)	239
Customer and partner relationships	44,625	(27,639)	16,986	44,625	(24,876)	19,749
Trade name	10,021	(3,428)	6,593	10,021	(2,608)	7,413
Other	4,862	(3,706)	1,156	4,862	(1,611)	3,251

Total	$182,754	$(112,249)	$70,505	$182,754	$(96,331)	$86,423

For the three and nine months ended September 30, 2008, the Company recorded amortization expense related to purchased intangibles of $1.8 million and $5.4 million, respectively, which is included in “Amortization of purchased intangibles” in the condensed consolidated statement of operations. For the three and nine months ended September 30, 2007, the Company recorded amortization expense related to purchased intangibles of $2.4 million and $6.2 million, respectively, which is included in “Amortization of purchased intangibles” in the condensed consolidated statement of operations. The Company also recorded approximately $3.4 million and $10.3 million during the three months and nine months ended September 30, 2008, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the condensed consolidated statement of operations. The Company also recorded approximately $3.3 million and $7.5 million during the three months and nine months ended September 30, 2007, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the condensed consolidated statement of operations. Amortization of intangibles is not allocated to the Company’s segments.

The estimated future amortization expense of purchased intangible assets as of September 30, 2008 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2008	$4,835
2009	19,454
2010	19,345
2011	14,474
2012	9,961
Thereafter	1,518

Total	$69,587

Upon adoption of SFAS 142, the Company determined that a purchased trade name intangible of $0.9 million had an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is no longer amortized but is reviewed for impairment annually or sooner under certain circumstances.

5. ACQUISITION-RELATED INTEGRATION COSTS AND LIABILITIES

The following table summarizes the activity of the Company’s acquisition-related restructuring liabilities and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits	Integration Costs, Merger Fees and Expenses
Balance at December 31, 2007	$2,966	$403	$—
Additions to the reserve	—	—	162
Cash payments and other usage	(714)	(274)	(162)

Balance at September 30, 2008	$2,252	$129	$—

The Company had approximately $0.7 million and $1.1 million in acquisition-related reserves classified as current liabilities at September 30, 2008 and December 31, 2007, respectively. Approximately $1.7 million and $2.3 million of acquisition-related reserves were classified as long term liabilities at September 30, 2008 and December 31, 2007.

Facility Closings

The Company’s facility closings liability is primarily attributable to consolidation of facilities related to the SpectraLink acquisition and, to a lesser extent, the PictureTel acquisition. The balance at September 30, 2008 relates to liabilities of $1.5 million associated with the SpectraLink acquisition as a result of three vacant facilities, as well as one vacant facility from the PictureTel acquisition. During the nine months ended September 30, 2008, the Company recorded payments totaling $0.8 million against the restructuring liability related to these facility closings.

Severance and Related Benefits

During 2007, the Company recorded a liability of $7.0 million for severance and related benefits as part of the liabilities assumed in the acquisition of SpectraLink as a result of establishing a plan to involuntarily terminate or relocate certain general and administrative and manufacturing positions within the 12 months following the acquisition. During the nine months ended September 30, 2008, the Company made payments totaling $0.3 million against the restructuring reserve for severance and related benefits. The remaining $0.1 million is expected to be paid or written-off by December 31, 2008.

Integration Costs, Merger Fees and Expenses

For the nine months ended September 30, 2008 and 2007, the Company recorded a charge to operations of $0.2 million and $3.1 million, respectively, for acquisition-related integration costs. The costs primarily related to the SpectraLink and Destiny acquisitions and principally consist of financial advisory, accounting, legal and consulting fees and other costs incurred directly related to integrating acquired companies.

6. RESTRUCTURING COSTS

During the three and nine months ended September 30, 2008, the Company recorded restructuring charges in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” totaling $4.4 million and $8.8 million, respectively. All restructure charges were recorded in “Restructure costs” in the condensed consolidated statement of operations.

During the third quarter of 2008, management approved a plan to eliminate certain positions worldwide across all organizations. These actions are intended to optimize the Company’s cost structure in order to accelerate improvement in its overall profitability. As a result of these actions, the Company recorded charges totaling $3.4 million for severance and other employee termination benefits during the three months ended September 30, 2008.

During the second quarter of 2008, management approved a plan to further eliminate certain positions primarily in the Video Solutions and Voice segments and sales management, as well as to consolidate facilities located in Israel and Denmark. As a result of these actions, the Company expects to record charges totaling $0.9 million for severance and other employee termination benefits, as well as certain other charges totaling $0.9 million related to the facility closures. Approximately $0.6 million of the severance and other employee benefits were recorded during the three months ended September 30, 2008. These actions are generally intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams.

During the first quarter of 2008, management approved a restructuring plan for eliminating certain positions throughout the Company. The resulting actions were intended to streamline and focus the Company’s efforts and more properly align its cost structure with projected revenue streams. Total charges for these actions were $2.4 million, all of which was recorded and paid in the nine months ended September 30, 2008, including $0.4 million during the three months ended September 30, 2008. The charges are comprised of severance and other employee termination benefits related to these workforce reductions, which impacted approximately two percent of the Company’s employees worldwide. In addition, severance packages for the executives impacted in the 2007 restructuring actions were renegotiated, and their employment terminated on January 9, 2008. These changes resulted in an additional charge of $1.6 million in the three months ended March 31, 2008. All amounts owed under these executive severance agreements were paid as of March 31, 2008.

During the three months ended March 31, 2007, the final $0.2 million charge related to certain 2006 restructuring actions was recorded for the employees who did not terminate until the first quarter of 2007 and, in accordance with FAS 146, exceed the minimum retention period (generally 60 days), as well as for remaining costs associated with employee relocation, facilities closures and moving related expenses, which were recognized when the Company ceased to use the facility or as incurred.

The following table summarizes the status of the Company’s restructure reserves (in thousands):

Severance and Related Benefits
Balance at December 31, 2007	$235
Additions to the reserve	8,836
Cash payments and other usage	(6,542)

Balance at September 30, 2008	$2,529

7. BALANCE SHEET DETAILS

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$6,038	$8,100
Work in process	1,872	423
Finished goods	84,228	62,583

	$92,138	$71,106

Deferred revenues consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Short-term:
Service	$62,058	$52,569
Product	5,829	6,368
License	1,403	193

	$69,290	$59,130

Long-term:
Service	$25,772	$24,514
Product	2,861	3,339
License	11,726	—

	$40,359	$27,853

The deferred license revenue relates primarily to the Codian settlement agreement discussed in Note 16.

Other accrued liabilities consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Accrued expenses	$16,064	$10,913
Accrued co-op expenses	10,599	10,311
Warranty obligations	11,377	10,538
Derivative liability	5,126	1,875
Sales tax payable	4,115	4,802
Employee stock purchase plan withholding	2,288	5,257
Restructuring and acquisition related reserves	3,223	1,266
Other accrued liabilities	5,696	3,852

	$58,488	$48,814

8. GUARANTEES

Warranty

The Company provides for the estimated costs of product warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold. In the case of hardware manufactured by Polycom, warranties generally start from the delivery date and continue for one to three years depending on the product purchased. Software products generally carry a 90-day warranty from the date of shipment. The Company’s liability under warranties on software products is to provide a corrected copy of any portion of the software found not to be in substantial compliance with the agreed upon specifications. Factors that affect the Company’s warranty obligation include product failure rates, material usage and service delivery costs incurred in correcting product failures. The Company assesses the adequacy of its recorded warranty liabilities every quarter and makes adjustments to the liability, if necessary.

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the period are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Balance at beginning of period	$11,556	$10,491	$10,538	$8,060
Accruals for warranties issued during the period	4,868	4,163	15,258	11,881
Warranty assumed in SpectraLink acquisition	—	—	—	2,335
Cost of providing warranty during the period	(5,047)	(3,719)	(14,419)	(11,341)

Balance at end of period	$11,377	$10,935	$11,377	$10,935

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on most of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Deferred maintenance revenue is comprised of $62.1 million and $52.6 million of short-term deferred maintenance revenue as of September 30, 2008 and December 31, 2007, respectively, and $25.8 million and $24.5 million of long-term deferred maintenance revenue as of September 30, 2008 and December 31, 2007, respectively. Short-term deferred maintenance revenue and long-term deferred maintenance revenue are included in “Deferred revenue” and “Long-term deferred revenue,” respectively, in the condensed consolidated balance sheets. Changes in deferred maintenance revenue for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Balance at beginning of period	$83,041	$67,664	$77,082	$52,261
Additions to deferred maintenance	38,375	32,004	106,745	85,497
Deferred maintenance assumed in SpectraLink acquisition	—	—	—	7,734
Amortization of deferred maintenance revenue	(33,586)	(28,616)	(95,997)	(74,440)

Balance at end of period	$87,830	$71,052	$87,830	$71,052

The cost of providing maintenance services for the three and nine months ended September 30, 2008 was $18.7 million and $55.2 million, respectively. The cost of providing maintenance services for the three and nine months ended September 30, 2007 was $15.7 million and $42.2 million, respectively.

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

9. INVESTMENTS AND FAIR VALUE MEASUREMENTS:

The Company has cash and cash equivalents of $159.5 million and $279.6 million at September 30, 2008 and December 31, 2007, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, commercial paper, U.S. government securities and corporate debt securities.

In addition, the Company has short-term and long-term investments in debt and equity securities and also has strategic investments in private and public companies which are summarized as follows: (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at September 30, 2008:
Investments—Short-term:
U.S. government securities	$32,351	$—	$(71)	$32,280
Corporate debt securities	37,359	4	(524)	36,839
Corporate preferred equity securities	54,688	276	(2,373)	52,591

Total investments – short-term	$124,398	$280	$(2,968)	$121,710

Investments—Long-term:
U.S. government securities	$5,007	$19	$(9)	$5,017
Corporate debt securities	1,302	—	(100)	1,202

Total investments – long-term	$6,309	$19	$(109)	$6,219

Investments—privately-held companies	$2,194	$—	$—	$2,194

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at December 31, 2007:
Investments—Short-term:
U.S. government securities	$427	$—	$(1)	$426
State and local governments	500	—	—	500
Corporate debt securities	8,094	—	(2)	8,092
Corporate preferred equity securities	55,709	231	(2,295)	53,645

Total investments – short-term	$64,730	$231	$(2,298)	$62,663

Investments—Long-term:
U.S. government securities	$11,598	$9	$—	$11,607
Corporate debt securities	20,748	13	(28)	20,733

Total investments – long-term	$32,346	$22	$(28)	$32,340

Investments—privately-held companies	$1,694	$—	$—	$1,694

U.S. Government Securities

The Company’s U.S. government and agency securities are comprised of direct U.S. Treasury obligations and other U.S. government agency instruments. To ensure that our investment portfolio is sufficiently diversified, our investment policy requires that a certain percentage of our portfolio be invested in these types of securities.

Corporate Debt Securities

The Company’s corporate debt securities are comprised of publicly-traded domestic and foreign corporate debt securities. The Company does not purchase mortgage backed securities or auction rate securities, and cash investments are in instruments that meet high quality credit rating standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issuer or type of instrument.

Corporate Preferred Equity Securities

The Company’s corporate preferred equity securities are primarily comprised of investment-grade, non-convertible utility preferred stocks that are generally rated the equivalent of BBB or better by at least one of the major credit rating agencies. These corporate preferred equity securities are part of a dividend capture program. This program also permits the purchase of put options on U.S. Treasury bond futures as an interest rate hedge. While an active market exists for these securities, preferred equity securities are not as actively traded as common stock equity securities.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. These investments are recorded in “Other assets” in our condensed consolidated balance sheets.

The following table summarizes the fair value and gross unrealized losses of our investments, including those that are categorized as cash equivalents, with unrealized losses (in thousands), aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2008 and December 31, 2007:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2008:
U.S. government securities	$33,076	$(84)	$—	$—	$33,076	$(84)
Corporate debt securities	37,202	(635)	—	—	37,202	(635)
Corporate preferred equity securities	27,615	(2,373)	—	—	27,615	(2,373)

Total investments	$97,893	$(3,092)	$—	$—	$97,893	$(3,092)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2007:
U.S. government securities	$12,509	$(17)	$—	$—	$12,509	$(17)
Corporate debt securities	33,739	(13)	14,976	(28)	48,715	(41)
Corporate preferred equity securities	11,780	(1,726)	4,294	(569)	16,074	(2,295)

Total Investments	$58,028	$(1,756)	$19,270	$(597)	$77,298	$(2,353)

In accordance with FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary. If the decline in fair value is considered to be other than temporary, the cost basis of the individual security is written down to its fair value as a new cost basis, and the amount of the write-down is accounted for as a realized loss and included in earnings. During the three months ended September 30, 2008, the Company determined that certain corporate preferred equities in its portfolio were other-than temporarily impaired, which resulted in a write down of approximately $0.9 million, which is included in “Other income (loss), net” in the accompanying condensed consolidated statement of operations for the three and nine month periods ended September 30, 2008.

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

The Company’s cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using inputs such as quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market funds. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on other observable inputs include United States treasury securities and other government agencies, corporate bonds, commercial paper, preferred stocks and puts on treasury bond futures. Such instruments are generally classified within Level 2 of the fair value hierarchy.

Our fixed income available-for-sale securities include U.S. treasury obligations and other government agency instruments (44%), corporate bonds and bank certificates of deposit (29%), commercial paper (25%) and money market funds (2%). Included in available-for-sale securities is approximately $44.3 million of cash equivalents, which consist of investments with maturities of three months or less and include money market funds.

Our non-fixed income available-for-sale securities represent preferred stocks and puts on treasury bond futures as part of a dividend recapture program that generates capital gains to offset capital losses.

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

The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs at September 30, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
(in thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities (a)	$119,606	$2,586	$117,020
Non-fixed income available-for-sale securities (a)	$52,591	—	$52,591
Foreign currency forward contracts (b)	$10,907	—	$10,907
Liabilities:
Foreign currency forward contracts (c)	$5,126	—	$5,126

(a)	Included in cash and cash equivalents and short and long-term investments on our consolidated balance sheet.

(b)	Included in short-term derivative asset on our consolidated balance sheet.

(c)	Included in short-term derivative liability on our consolidated balance sheet.

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

Non-Designated Hedges

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at September 30, 2008 of the outstanding non-designated hedges, all of which mature within 12 months of original purchase date (foreign currency and dollar amounts in thousands):

	Foreign Currency	USD Equivalent	Positions
Euro	7,888	$11,648	Buy
Euro	22,295	$32,561	Sell
British Pound	5,200	$10,131	Buy
British Pound	7,222	$13,600	Sell
Israeli Shekel	21,679	$5,833	Buy

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net loss of $0.7 million and net gain of $0.1 million for the three months and nine months ended September 30, 2008, respectively. Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net gain of $0.3 million and a net loss of $0.1 million for the three and nine months ended September 30, 2007, respectively.

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

The following table summarizes the derivative-related activity in cumulative other comprehensive income (loss) (in thousands and not tax effected):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Beginning Balance	$(755)	$(665)	$(2)	$12
Net gains (losses) reclassified into revenue	282	(724)	(1,479)	(1,245)
Net gains reclassified into operating expense	153	355	1,390	794
Net change in fair value	5,426	213	5,197	(382)

Ending Balance	$5,106	$(821)	$5,106	$(821)

As of September 30, 2008, the Company estimated that all of the existing gain of $5.1 million will be reclassified into revenue and operating expenses from cumulative other comprehensive income (loss) within the next twelve months. In the event the underlying forecasted transactions do not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be reclassified from cumulative other comprehensive income (loss) to other income (expense) on the consolidated statement of operations at that time. For the three and nine months ended September 30, 2008 and 2007, there were no such net gains or losses recognized in other income (expense) relating to hedges of forecasted transactions that did not occur.

The Company evaluates hedging effectiveness prospectively and retrospectively and records any ineffective portion of the hedging instruments in other income (expense) on the condensed consolidated statement of operations. The Company did not incur any net gains or losses for cash flow hedges due to hedge ineffectiveness during the three and nine months ended September 30, 2008 and 2007. The time value of derivative instruments designated as hedges is excluded from effectiveness testing and is recorded in other income (expense) over the life of the contract. Other income (expense) for the three and nine months ended September 30, 2008 included $0.2 million net losses and $0.1 million net losses, respectively, representing the excluded time value component of the purchased forward contracts. Each of the three and nine months ended September 30, 2007 included net gains of less than $0.1 million, representing the excluded time value component of the purchased forward contracts.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at September 30, 2008 of the outstanding cash flow hedges, all of which are carried at fair value (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	887	$1,381	Buy	12,089	$18,322	Buy
Euro	2,870	$4,471	Sell	39,001	$58,980	Sell
British Pound	722	$1,415	Buy	9,847	$19,124	Buy
British Pound	2,090	$4,117	Sell	14,654	$28,477	Sell
Israeli Shekel	3,466	$1,027	Buy	47,200	$13,080	Buy

As of September 30, 2008 and December 31, 2007, the Company had a derivative asset of $10.9 million and $1.4 million, respectively, included in prepaid expenses and other current assets and a derivative liability of $5.1 million and $1.9 million, respectively, included in other accrued liabilities.

11. STOCKHOLDER’S EQUITY

Expense Information Under FAS123(R)

The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the three and nine months ended September 30, 2008 and 2007 and its allocation within the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Cost of sales – product	$652	$725	$2,102	$1,941
Cost of sales – service	856	950	2,757	2,433

Stock-based compensation expense included in cost of sales	1,508	1,675	4,859	4,374
Sales and marketing	2,948	3,413	9,652	9,164
Research and development	2,700	3,363	8,497	9,034
General and administrative	2,702	3,186	7,204	7,709

Stock-based compensation expense included in operating expenses	8,350	9,962	25,353	25,907
Stock-based compensation related to employee equity awards and employee stock purchases	9,858	11,637	30,212	30,281
Tax benefit	1,791	3,258	6,859	9,086

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$8,067	$8,379	$23,353	$21,195

No stock-based compensation was capitalized during the three and nine months ended September 30, 2008 and 2007 due to these amounts being immaterial. There was no stock-based compensation related to acquisitions during the three and nine months ended September 30, 2008 and 2007.

Valuation Assumptions

During the nine months ended September 30, 2008, the Company granted options to purchase 228,195 shares of common stock. There were no options granted during the three months ended September 30, 2008. The Company estimates the fair value of stock options using a Black-Scholes valuation model. The weighted-average estimated value of employee stock options granted during the nine months ended September 30, 2008 was $8.03 per share. The weighted-average estimated value of employee stock options granted during the nine months ended September 30, 2007 was $10.98 per share. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the three and nine months ended September 30, 2008 was $6.61 per share and $6.77 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the three and nine months ended September 30, 2007 was $7.97 per share and $8.24 per share, respectively. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting attribution approach with the following weighted-average assumptions:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	—	44.40%	40.32%	43.97%
Risk-free interest rate	—	1.88%	2.37%	2.01%
Expected dividends	—	0.0%	0.0%	0.0%
Expected life (yrs)	—	0.50	3.93	0.50

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	35.83%	34.36%	33.88%	34.17%
Risk-free interest rate	4.66%	4.96%	4.70%	5.04%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	3.57	0.50	3.73	0.50

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

The dividend yield assumption is based on the Company’s history of not paying dividends and the resultant future expectation of no dividend payouts.

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

As the stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for three and nine months ended September 30, 2008 and 2007 is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

Performance Shares, Restricted Stock and Restricted Stock Units

In addition to stock options, the Compensation Committee of the Board of Directors may also grant performance shares, restricted stock and restricted stock units under the 2004 Plan to officers, other employees and non-employees as a component of the Company’s equity compensation program. Performance shares represent a commitment by the Company to deliver shares of Polycom common stock at a future point in time, subject to the fulfillment by the Company of pre-defined performance criteria. The number of performance shares subject to vesting is determined at the end of a given performance period. Generally, if the performance criteria are deemed achieved, performance shares will vest from one to three years from the grant date.

The fair value of a performance share award is based on the closing market price of the Company’s common stock on the date of award. Such awards will be earned only if performance goals over the performance periods established by or under the direction of the Compensation Committee are met. The performance goals and performance periods may vary from participant-to-participant, group-to-group, and time-to-time. The performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to two hundred and fifty percent (250%) of the target award. Stock-based compensation expense for performance shares is recognized using the graded vesting method over the service period, which is generally three years, and is adjusted quarterly during the performance period based on the current estimate of performance compared to the target performance criteria. During the nine months ended September 30, 2008, the Company granted 701,573 target performance shares at a weighted average fair value of $23.54 per share.

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

The Company began granting restricted stock units to employees during the first quarter of 2008. The fair value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The awards generally vest over three years in equal annual installments on each anniversary of the date of grant and will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for these restricted stock units is recognized using the graded vesting method. During the nine months ended September 30, 2008, the Company granted 457,202 restricted stock units at a weighted average fair value of $23.54 per share.

Employee Stock Purchase Plan

During the nine months ended September 30, 2008 and 2007, 575,603 and 407,513 shares were purchased under the employee stock purchase plan at average per share prices of $20.77 and $15.28, respectively. At September 30, 2008, there were 3,641,969 shares available to be issued under the employee stock purchase plan. The compensation cost in connection with the plan for the three and nine months ended September 30, 2008 was $0.9 million and $3.1 million, respectively. Compensation expense in connection with the plan for the three and nine months ended September 30, 2007 $0.8 million and $2.2 million, respectively.

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

During the three and nine months ended September 30, 2008, the Company purchased 3.1 million shares and 8.9 million shares, respectively, of common stock in the open market for cash of $80.0 million and $220.0 million, respectively. During the nine months ended September 30, 2007, the Company purchased 2.4 million shares of common stock in the open market for cash of $75.7 million. As of September 30, 2008, the Company was authorized to purchase up to an additional $220.0 million of shares in the open market.

The purchase price for the shares of the Company’s common stock repurchased is recorded as a reduction to stockholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” the Company is required to allocate the purchase price of the repurchased shares as (i) an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock option plans are recorded as an increase to common stock and additional paid-in capital. As a result of future repurchases, the Company may continue to report an accumulated deficit included in stockholders’ equity in its consolidated condensed balance sheets.

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

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Numerator—basic and diluted net income per share:
Net income	$17,942	$19,792	$49,990	$40,080

Denominator—basic and diluted net income per share:
Weighted average shares used to compute basic net income per share	84,278	91,148	86,387	91,224
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	1,453	3,413	1,445	3,790
Restricted common stock awards and performance shares	463	—	383	—

Total shares used in calculation of diluted net income per share	86,194	94,561	88,215	95,014

Basic net income per share	$0.21	$0.22	$0.58	$0.44

Diluted net income per share	$0.21	$0.21	$0.57	$0.42

Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three and nine months ended September 30, 2008, approximately 4.6 million and 4.7 million shares, respectively, and for the three and nine months ending September 30, 2007, approximately 4.4 million and 3.5 million shares, respectively, relating to potentially dilutive securities such as stock options were excluded from the denominator in the computation of diluted net income per share because their inclusion would be anti-dilutive.

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

Financial information for each reportable segment is as follows as of and for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Video Solutions	Voice	Services	Total
For the three months ended September 30, 2008:
Revenue	$145,953	$89,444	$40,379	$275,776
Contribution margin	70,559	37,601	17,855	126,015
As of September 30, 2008: Inventories	39,763	35,303	17,072	92,138
For the three months ended September 30, 2007:
Revenue	$121,264	$85,715	$33,068	$240,047
Contribution margin	55,488	35,249	14,528	105,265
As of September 30, 2007: Inventories	30,118	31,827	7,896	69,841
For the nine months ended September 30, 2008:
Revenue	$417,056	$274,637	$114,584	$806,277
Contribution margin	197,110	113,511	49,106	359,727
For the nine months ended September 30, 2007:
Revenue	$355,857	$222,496	$88,264	$666,617
Contribution margin	162,517	94,510	38,116	295,143

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Segment contribution margin	$126,015	$105,265	$359,727	$295,143
Corporate and unallocated costs	(83,727)	(64,073)	(236,775)	(184,632)
Stock-based compensation	(9,859)	(11,637)	(30,212)	(30,281)
Effect of stock-based compensation cost on warranty expense	(93)	(261)	(385)	(661)
Acquisition related-costs	—	(423)	(162)	(3,140)
Amortization of purchased intangibles	(5,212)	(5, 764)	(15,779)	(13,726)
Purchase accounting adjustments made to inventory of acquired companies	—	—	—	(2,463)
Purchased in-process research and development charges	—	—	—	(9,400)
Litigation reserves and payments	—	—	(7,401)	—
Restructuring costs	(4,382)	—	(8,836)	(213)
Interest income, net	1,569	4, 197	6,758	14,787
Loss on strategic investments	—	—	—	(7,400)
Other income (expense), net	(2,258)	185	(2,265)	(349)

Income before provision for income taxes	$22,053	$27,489	$64,670	$57,665

14. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income	$17,942	$19,792	$49,990	$40,080
Change in unrealized gain/loss on investments	1,629	(105)	(535)	(399)
Change in cumulative translation adjustment	(5,959)	2,823	(1,163)	3,154
Change in unrealized gain/loss on hedging securities	5,861	(156)	5,108	(833)

Comprehensive income	$19,473	$22,354	$53,400	$42,002

15. INCOME TAXES

The Company’s overall effective tax rate for the three and nine months ended September 30, 2008 was 18.6% and 22.7%, respectively, which resulted in a provision for income taxes of $4.1 million and $14.7 million, respectively. The effective tax rate for the three and nine months ended September 30, 2007 was 28.0% and 30.5%, respectively, which resulted in a provision for income taxes of $7.7 million and $17.6 million, respectively. The decrease in the effective tax rate for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was primarily related to the release of $2.3 million in tax reserves due to the lapse of the statutes of limitation in various foreign jurisdictions in the third quarter of 2008 combined with an increase in foreign earnings which are subject to lower tax rates. The decrease in the tax rate for the nine months ended September 30, 2008 as compared to the year ago period, in addition to the preceding factors, was primarily related to the non-deductibility of in-process research and development expenses associated with the SpectraLink acquisition in March of 2007, partially offset by the settlement of certain audit years with the Israeli tax authorities in the same quarter.

Tax deductions associated with stock option exercises related to grants vesting prior to January 1, 2006 are credited to stockholders’ equity. Tax deductions in excess of prior book expenses under FAS 123R associated with stock option exercises related to grants vesting on or after January 1, 2006 are also credited to stockholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $2.3 million and $4.3 million for the three and nine months ended September 30, 2008, respectively, and $2.3 million and $13.9 million for the three and nine months ended September 30, 2007, respectively.

In the three months ended September 30, 2008, the Company released $2.4 million in tax reserves, $2.3 million of which was due to the lapse of the statutes of limitation in various foreign jurisdictions, and $0.1 million of which was a pre-acquisition reserve for SpectraLink related to a statute expiration that was reflected as an adjustment to goodwill in the third quarter of 2008. For the nine months ended September 30, 2008, the total reserve release was $3.1 million, including $0.7 million in tax reserves that were released in the first quarter of 2008 for a Japan statute expiration. In the nine months ended September 30, 2007, the Company released a $3.7 million tax reserve due to a settlement with the Israel tax authority. As of September 30, 2008, the Company has $55.8 million of unrecognized tax benefits compared to $57.9 million at September 30, 2007. The Company anticipates that there will be additional reserve releases in the next 12 months of approximately $19.4 million related to the lapse of statutes of limitation. The anticipated reserve releases will be recorded as adjustments to goodwill in the amount of $0.9 million, additional paid in capital in the amount of $12.9 million, and $5.6 million will be an adjustment to tax expense.

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law will be recognized in the Company’s fourth quarter of 2008, which is the quarter in which the law was enacted. The Company estimates that the impact of the new law will result in research credits between $0.5 million and $1.5 million for the year ended December 31, 2008.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2008, the Company had approximately $3.6 million of accrued interest and penalties related to uncertain tax positions, including $0.2 million and $0.6 million recorded during the three and nine months ended September 30, 2008, respectively. As of September 30, 2007, the Company had approximately $2.8 million of accrued interest and penalties related to uncertain tax positions, including $0.2 million and $0.6 million recorded during the three and nine months ended September 30, 2007, respectively.

16. LITIGATION AND SETTLEMENT AGREEMENTS

In June 2008, the Company entered into a settlement agreement and recorded a $1.2 million charge as “Litigation reserves and payments” in the Condensed Consolidated Statement of Operations in the nine months ended September 30, 2008.

In February 2008, the Company, TANDBERG asa (“Tandberg”), Codian Ltd. (“Codian”) and certain of their respective affiliates entered into a settlement agreement to dismiss all litigation between the parties. Under the terms of the agreement, the Company received a lump-sum payment of $14.0 million, as well as, the right to receive future patent royalties on the Codian MCU 4200 product shipped in the United States. The parties have also exchanged broad cross-licenses covering their respective business lines. The $14.0 million is being amortized to revenue over the license period of 10 years. The balance of $13.1 million at September 30, 2008 is included in “Deferred revenue” in the Condensed Consolidated Balance Sheets.

The Company recorded charges totaling $6.2 million during the nine months ended September 30, 2008 as a result of trial preparation costs and the fee arrangement with its outside counsel that represented the Company in the litigation against Codian, pursuant to which additional fees were owed based upon the favorable outcome that was achieved in the first quarter of 2008. These charges are included in “Litigation reserves and payments” in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2008.

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

The shift from circuit-switched telephony networks to Internet Protocol (IP) based networks continues to be a significant driver for Polycom’s collaborative communications markets and for our business. High Definition (HD) voice, video and content is another key driver for Polycom. This significant improvement in quality is enabling telepresence, a rapidly-emerging market driven by the need for dispersed people to communicate as if they are all physically in the same room, and other communications models that approximate in-person communications, which are also key drivers for our business. We also believe that increasing travel costs and the focus on green initiatives in many countries and businesses is driving increased demand for our video solutions. Strategically, Polycom is investing most of its research, development, sales and marketing efforts into delivering a superior IP-based, HD collaborative communications solution, using Polycom proprietary technology in the evolving, standards-based IP communications environment. Our goal is to deliver best-of-breed HD collaborative communications solutions that integrate into enterprise call management systems and instant message environments.

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

Revenues for the three and nine months ended September 30, 2008, were $275.8 million and $806.3 million, respectively, as compared to $240.0 million and $666.6 million for the three and nine months ended September 30, 2007, respectively. The increase in revenues primarily reflects increased sales volumes and higher average selling prices of our video communications products, higher sales volumes of our voice communications products and increased services revenues. While our voice communications revenues grew year-over-year, revenues from our voice communications products in the third quarter of 2008 decreased sequentially, and our year-over-year growth rate was slower than we have historically experienced. We believe that this softness in our voice business is due in part to general economic conditions, which have resulted in delays in purchases by our end user customers of our voice products, particularly in the retail sector, which has negatively impacted sales of our wireless voice products.

While we experienced overall sequential and year-over-year revenue growth during the third quarter of 2008, we have experienced a slower growth rate in our U.S. business during the first nine months of 2008 compared to our historical experience. While our international revenues grew at a substantially higher rate year-over-year than our U.S. business, revenues in EMEA (Europe Middle East and Africa) decreased sequentially in the third quarter of 2008. As we look ahead, driven by the current restricted credit environment and other macroeconomic indicators, we see potentially unfavorable economic and market conditions in our U.S. and international markets that could result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchases of our products, lack of credit availability by our partners and end user customers limiting their ability to purchase our products, and increased competition. We believe these factors negatively impacted our results during the third quarter of 2008, and these conditions could in turn more adversely affect our future operating results. However, we continue to believe that our strategy and our ability to execute may enable us to improve our relative competitive position in difficult business conditions and may continue to provide long-term growth opportunities given the cost saving benefits of our solutions.

Our Video Solutions, Voice Communications and Services segments accounted for 53%, 32% and 15%, respectively, of our revenues during the three months ended September 30, 2008, as compared to 50%, 36% and 14%, respectively, for the three months ended September 30, 2007. Our Video Solutions, Voice Communications and Services segments accounted for 52%, 34% and 14%, respectively, of our revenues during the nine months ended September 30, 2008, as compared to 53%, 34% and 13%, respectively, for the nine months ended September 30, 2007. See Note 13 of Notes to Condensed Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin and segment inventory.

During the nine months ended September 30, 2008, we generated approximately $116.2 million in cash flow from operating activities which, after the impact of $222.5 million for stock repurchases and other investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $166.1 million net decrease in our total cash and cash equivalents. The discussion of results of operations at the consolidated level is followed by a discussion of results of operations by segment for the three and nine months ended September 30, 2008 and 2007.

Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues:
Product revenues	85%	86%	86%	87%
Service revenues	15%	14%	14%	13%

Total revenues	100%	100%	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	40%	41%	41%	40%
Cost of service revenues as a % of service revenues	48%	50%	50%	50%

Total cost of revenues	42%	42%	42%	41%

Gross profit	58%	58%	58%	59%

Operating expenses:
Sales and marketing	30%	26%	29%	26%
Research and development	12%	15%	13%	15%
General and administrative	6%	7%	6%	7%
Acquisition-related integration costs	0%	0%	0%	1%
Amortization of purchased intangibles	1%	1%	0%	1%
Purchased in-process research and development	0%	0%	0%	1%
Restructuring costs	1%	0%	1%	0%
Litigation reserves and payments	0%	0%	1%	0%

Total operating expenses	50%	49%	50%	51%

Operating income	8%	9%	8%	8%
Interest income, net	1%	2%	1%	2%
Loss on strategic investments	0%	0%	0%	(1)%
Other income (expense), net	(1)%	0%	(1)%	0%

Income before provision for income taxes	8%	11%	8%	9%
Provision for income taxes	2%	3%	2%	3%

Net income	6%	8%	6%	6%

Revenues

$ in thousands	Three Months Ended		Increase	Nine Months Ended		Increase
	September 30, 2008	September 30, 2007		September 30, 2008	September 30, 2007
Video Solutions	$145,953	$121,264	20%	$417,056	$355,857	17%
Voice Communications	$89,444	$85,715	4%	$274,637	$222,496	23%
Services	$40,379	$33,068	22%	$114,584	$88,264	30%

Total Revenues	$275,776	$240,047	15%	$806,277	$666,617	21%

Total revenues for the three months ended September 30, 2008 were $275.8 million, an increase of $35.7 million, or 15%, over the same period of 2007. The increase in revenues primarily reflects increased sales volumes and higher average selling prices of our video communications products, increases in services revenues, and to a lesser extent, increased sales volumes of our voice communications products and increases in network systems product revenues.

Total revenues for the nine months ended September 30, 2008 were $806.3 million, an increase of $139.7 million, or 21%, over the same period of 2007. The increase in revenues primarily reflects increased sales volumes and higher average selling prices of our video communications products, increased sales volumes of our voice communications products and, to a lesser extent, increases in service revenues. Revenues from the wireless voice communication products acquired in the SpectraLink acquisition at the end of March 2007 also contributed to the year-over-year growth in the first nine months of 2008 as compared to the first nine months of 2007. Network systems product revenues declined in the nine months ended September 30, 2008 as compared to the comparable period in 2007.

Video Solutions segment revenues include revenues from sales of our video communications and network systems product lines. Revenue from video communications products increased to $123.9 million for the three months ended September 30, 2008 from $99.5 million in the year ago period, a 24% increase. Revenue from video communications products increased to $360.1 million for the nine months ended September 30, 2008 from $294.7 million in the year ago period, a 23% increase. The increases in both the three and nine month periods is primarily due to an increase in sales volumes and average selling prices of our group video products, which consisted primarily of our VSX® and HDX product families. Revenues from our network systems products for the three months ended September 30, 2008 were $22.1 million, up 1% from revenues of $21.8 million in the comparable 2007 period. Network system revenues increased primarily due to increases in revenues from our video networking systems, which was partially offset by decreases in our voice network system revenues. Revenues from our network systems products for the nine months ended September 30, 2008 were $56.1 million, down 8% from revenues of $61.1 million in the comparable 2007 period. This decrease was due primarily to decreases in our voice network system revenues, which was only partially offset by increases in revenues from our video networking systems. Voice network systems product revenues for the first nine months of 2008 decreased by 73% compared to the year ago period.

Voice Communications product revenues increased in the three months ended September 30, 2008 over the comparable 2007 period primarily as a result of increases in sales volumes of our Voice-over-IP products. This was partially offset by year-over-year decreases in revenues from our circuit-switch products and wireless products. The increase in Voice Communications segment revenues during the nine months ended September 30, 2008 as compared to the comparable 2007 period was due primarily to increases in sales volumes of our Voice-over-IP and installed voice products, as well as revenues from our wireless voice products acquired in the SpectraLink acquisition during the last week of the first quarter of 2007. Revenues from products acquired in the SpectraLink acquisition accounted for approximately 44% of the increase in revenues in this segment for the first nine months of 2008 as compared to the first nine months of 2007. This was partially offset by year-over-year decreases in revenues from our circuit-switch products. While our voice communications revenues grew year-over-year, revenues from our voice communications products in the third quarter of 2008 decreased sequentially and our year-over-year growth rate was slower than we have historically experienced. We believe that this softness in our voice business is due in part to general economic conditions, which have resulted in delays in purchases by our end user customers of our voice products, particularly in the retail sector, which has negatively impacted sales of our wireless voice products. Further, our Voice Communications products do not have the same return on investment profile for our customers as our Video Solutions products, which may result in the current economic downturn having a more negative impact on our Voice Communications segment than our other segments. The shift in communications from circuit-switched to IP-based technologies is also driving growth in our Voice-over-IP product revenues, which are partially offset by decreases in our circuit-switch product revenues.

Services revenues increased during the three months ended September 30, 2008 as compared to the same period of 2007 primarily due to increased video-related services. For the nine months ended September 30, 2008, revenues from services related to wireless products acquired in the SpectraLink acquisition in the first quarter of 2007 accounted for approximately 30% of the increase over the year ago period. The remaining increase was due primarily to increased video-related services and, to a lesser extent, increases in video network system services.

International sales, or revenues outside of the U.S. and Canada, accounted for 46% and 40% of total revenues for the three months ended September 30, 2008 and 2007, respectively, and accounted for 46% and 43% of total revenues for the nine month periods ended September 30, 2008 and 2007, respectively.

On a regional basis, North America, EMEA, Asia Pacific and Latin America accounted for 54%, 25%, 18% and 3%, respectively, of our total revenues for the three months ended September 30, 2008. North America, EMEA, Asia Pacific and Latin America accounted for 54%, 26%, 17% and 3%, respectively, of our total revenues for the nine months ended September 30, 2008.

North America, EMEA, Asia Pacific and Latin America revenues increased 5%, 27%, 31% and 46%, respectively, in the three months ended September 30, 2008 over the comparable 2007 period. Revenues in North America, EMEA, Asia Pacific and Latin America increased in the three months ended September 30, 2008 over the comparable 2007 period primarily as a result of an increase in video and voice communication product revenues and, to a lesser extent, increased services and network systems revenues, with the exception of North America and Asia Pacific, which both experienced decreases in network systems revenues.

North America, EMEA, Asia Pacific and Latin America revenues increased 13%, 36%, 25% and 34%, respectively, in the nine months ended September 30, 2008 as compared to the same period in 2007. North America revenues increased as a result of increased video and voice communication product revenues and, to a lesser extent, increased service revenues. EMEA revenues increased as a result of increased video and voice communication product revenues and, to a lesser extent, increased service and network systems product revenues. Asia Pacific and Latin America revenues increased as a result of an increase in video communication product revenues and, to a lesser extent, increased voice communication product, network systems product and service revenues. North American and EMEA revenue growth for the first nine months of 2008 as compared to the first nine months of 2007 was due in part to revenues from our wireless products that we acquired as part of the SpectraLink acquisition, which was completed at the end of the first quarter of 2007. As we look ahead , driven by the current restricted credit environment and other macroeconomic indicators, we see potentially unfavorable economic and market conditions in our U.S. and international markets which we believe negatively impacted our results during the third quarter of 2008, and these conditions could in turn more adversely affect our future operating results.

During the three and nine months ended September 30, 2008 and 2007, no one customer accounted for more than 10% of our total net revenues or of our Voice Communications or Services segment revenues. One channel partner accounted for 11% of our Video Solutions segment revenues during the three months ended September 30, 2008 and 2007, as well as during both the nine months ended September 30, 2008 and 2007. We believe it is unlikely that the loss of any one of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period. We also sell our voice network systems directly to end-users, and the revenues in the Video Solutions segment from end-users are subject to more variability than our revenues from our reseller customers.

We typically ship products within a short time after we receive an order and, therefore, backlog has not historically been a good indicator of future revenues. As of September 30, 2008, we had $61.8 million of order backlog as compared to $60.9 million at June 30, 2008 and $50.5 million at September 30, 2007. We include in backlog open product orders which we expect to ship or service orders which we expect to bill in the following quarter. Once billed, unrecorded service revenue is included in deferred revenue. We believe that the current level of backlog will continue to fluctuate primarily as a result of the level and timing of orders received and customer delivery dates requested outside of the quarter. The level of backlog at any given time is also dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based in part on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline from current levels.

Cost of Revenues and Gross Margins

	Three Months Ended		Increase/ (Decrease)	Nine Months Ended		Increase/ (Decrease)
$ in thousands	September 30, 2008	September 30, 2007		September 30, 2008	September 30, 2007
Product Cost of Revenues	$95,249	$84,465	13%	$283,383	$230,374	23%
% of Product Revenues	40%	41%	(1)pt	41%	40%	1pt
Product Gross Margins	60%	59%	1pt	59%	60%	(1)pt
Service Cost of Revenues	$19,509	$16,457	19%	$57,527	$44,383	30%
% of Service Revenues	48%	50%	(2)pts	50%	50%	—
Service Gross Margins	52%	50%	2pts	50%	50%	—
Total Cost of Revenues	$114,758	$100,922	14%	$340,910	$274,757	24%
% of Total Revenues	42%	42%	—	42%	41%	1pt
Total Gross Margins	58%	58%	—	58%	59%	(1)pt

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization and impairment of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included a $0.6 million and $0.7 million charge for stock-based compensation in the three months ended September 30, 2008 and 2007, respectively, and $2.1 million and $1.9 million for stock-based compensation in the nine months ended September 30, 2008 and 2007, respectively. Generally, Video Solutions segment products have a higher gross margin than products in our Voice Communications segment.

Overall, product gross margins for the three months ended September 30, 2008 increased by one percentage point compared to the comparable period in 2007 and decreased by one percentage point during the nine month period ended September 30, 2008 as compared to the comparable period in 2007. The decrease for the comparable nine month periods was due primarily to an increase in the amortization of core and existing technology purchased intangibles as a result of the SpectraLink acquisition that we completed at the end of the first quarter of 2007 and to a shift in product mix toward lower margin Voice-over-IP, HDX and RPX products and away from higher margin network systems products, which was partially offset by a decrease in the impact of purchasing accounting adjustments for the write up of certain inventory to its fair value at the time of the SpectraLink acquisition, which resulted in higher product costs being recorded for certain inventory sold in the first half of 2007.

Excluding costs which are not allocated to our segments, such as amortization of purchased intangibles, stock-based compensation expense and fair value adjustments to inventory related to acquisition accounting, gross margins decreased slightly in our Video Solutions segment in the three and nine months ended September 30, 2008 versus the comparable 2007 period. Gross margins in our Voice Communications segment increased in the three months ,and decreased in the nine months ended September 30, 2008 versus the comparable 2007 period. The fluctuation in these segments’ gross margin was primarily due to changes in product mix. Video Solutions gross margins were negatively impacted by the year-over-year decrease in revenues from our voice network systems products, which typically have higher gross margins than our video communications products. The lower Video Solutions gross margin during the nine months ended September 30, 2008 was also due to lower video communications product gross margins attributable in part to new video product offerings, which typically have lower gross margins for a period of time after their introduction due to higher component costs, the technological complexity of the newer products and lower initial production volumes. We also have a number of initiatives focused on value engineering the design of certain of our HDX products, which we began to see positively impact our gross margins in the third quarter of 2008. Value engineering is the process by which production costs are reduced through activities such as component redesign, board configuration, test processes, and transformation processes. We have launched a number of new products in recent quarters, including additional products in our HDX and RPX product lines, and newer products are becoming an increasing percentage of our revenues. For example, for the three months ended September 30, 2008, the HDX and RPX products accounted for over half of our video communications product revenues as compared to approximately 25% in the comparable year ago period. Our Voice-over-IP handset products and the wireless products we acquired from SpectraLink have a lower gross margin than the consolidated gross margin of our other voice communications products. The change in mix toward our Voice-over-IP products, together with the decline in wireless product revenues, resulted in lower Voice Communications gross margins during the nine months ended September 30, 2008. Depending upon the product mix and sales volumes, Voice Communications gross margins could be lower in the future.

Our September 30, 2008 finished goods inventory levels were significantly higher than the December 31, 2007 levels primarily as a result of lower revenues than planned, the difference in planned versus actual sales mix of products, as well as weaker revenue linearity and other factors that we experienced in the first quarter of 2008. However, our inventory levels decreased by $2.2 million from June 30, 2008 and inventory turns of 5.0 remained flat with the second quarter of 2008. We will continue to monitor our inventory levels closely as we take actions that we expect will have the impact of reducing inventory and improving our inventory turns in the coming quarters. Inventory levels and associated inventory turns in the future will fluctuate depending upon a number of factors, including the differences in planned versus actual sales mix, an increase in the inventory purchases transported via ocean freight versus air freight and other factors.

Forecasting future product gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Uncertainties surrounding revenue levels, including future potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances, competition, changes in technology, changes in product mix, variability of stock-based compensation costs, and the potential of resulting royalties to third parties, manufacturing efficiencies of subcontractors, manufacturing and purchased price variances, warranty and recall costs and timing of sales over the next few quarters can cause our cost of revenues percentage to vary significantly. In addition, we may experience higher prices on commodity components that are included in our products.

In addition, cost variances associated with the manufacturing ramp of new products, or the write-off of initial inventory purchases due to product launch delays or the lack of market acceptance of our new products could occur, which would increase our cost of revenues as a percentage of revenues. Further, new products typically have lower gross margins for a period of time after their introduction due to higher component costs attributable to the technological complexity of the newer products and lower initial production volumes. We have launched a number of new products over the last several quarters, and new products are becoming an increasing percentage of our revenues. We also have a number of initiatives focused on value engineering the design of certain of our HDX products, which began to positively impact our gross margins in the third quarter of 2008. In addition to the uncertainties listed above, cost of revenues as a percentage of revenues may increase due to a change in our mix of distribution channels and the mix of international versus North American revenues. Cost of revenues may also increase in 2008 over the 2007 levels as a result of increased compensation charges due to additional headcount and annual compensation increases.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our consolidated product gross margins.

Cost of service revenues and service gross margins included a $0.9 million and $1.0 million charge for stock-based compensation in the three months ended September 30, 2008 and 2007, respectively, and $2.8 million and $2.4 million for stock-based compensation in the nine months ended September 30, 2008 and 2007, respectively.

Overall, service gross margins increased in the three months ended September 30, 2008 over the comparable period in 2007 primarily as a result of increased video-related maintenance services where we benefited from economies of scale, as well as achieving greater efficiencies in our product installation and implementation services. As we expand our professional service offerings in the future and they become an increasing part of our services business we may add additional headcount and headcount-related costs which could result in lower gross margins in the future until such time as we train these additional personnel and increase their utilization in order to achieve greater efficiencies.

Overall, service gross margins remained constant for the nine months ended September 30, 2008 over the comparable periods in 2007.

Our service inventory levels at September 30, 2008 have also increased significantly from the December 31, 2007 levels as a result of an increase in the number of products that we service and the level of inventory required to service our growing installed base.

Forecasting future service gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Uncertainties surrounding revenue levels, including future potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related attach rates for new service as well as maintenance renewal rates, the utilization of our professional services personnel as we develop our professional services practice and expand our offerings, our ability to achieve greater efficiencies in the installations of our RPX telepresence product, increasing costs for freight and repair costs, and the timing of sales over the next few quarters can cause our cost of services revenues percentage to vary from quarter to quarter. Cost of services revenues may also increase in 2008 over the 2007 levels as a result of increased compensation charges due to additional headcount and annual compensation increases.

Sales and Marketing Expenses

$ in thousands	Three Months Ended		Increase	Nine Months Ended		Increase
	September 30, 2008	September 30, 2007		September 30, 2008	September 30, 2007
Expenses	$81,562	$61,510	33%	$231,465	$174,437	33%
% of Revenues	30%	26%	4pts	29%	26%	3pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct marketing expenses, are not allocated to our segments.

The increase in sales and marketing expense in absolute dollars for the three and nine months ended September 30, 2008, as compared to the comparable periods in 2007, was due primarily to an increase in compensation costs as a result of increases in our sales and marketing headcount as well as increases in revenue, and to a lesser extent, increases in marketing programs. During the nine months ended September 30, 2008, the increase in headcount and headcount-related expenses was also due in part to the acquisition of SpectraLink late in the first quarter of 2007. Sales and marketing headcount has also increased 29% from March 31, 2007 to September 30, 2008. Increased headcount also resulted in additional facilities costs in the three and nine months ended September 30, 2008 as compared to the comparable periods in 2007. The increase in sales and marketing expenses as a percentage of revenue is due primarily to the significant investments we made in our sales team and the time required for new sales personnel to achieve optimal sales productivity levels. Sales and marketing expenses included a $2.9 million and $3.4 million charge for stock-based compensation in the three month periods ended September 30, 2008 and 2007, respectively, and a $9.6 million and $9.2 million charge for stock-based compensation in the nine month periods ended September 30, 2008 and 2007, respectively.

We expect our sales and marketing expenses to increase in absolute dollar amounts in 2008 as compared to 2007 as a result of investments we have made in 2008 in increasing our sales coverage across all our markets, including emerging markets and key vertical markets, through the hiring of additional sales personnel and additional marketing programs in order to capitalize on the demand for telepresence and high definition products, to sell and market the additional product offerings we anticipate as a result of our strategic partnerships and to increase revenues of our wireless products we acquired in the SpectraLink acquisition. Over time we expect sales and marketing expenses to decrease as a percentage of revenue as the sales productivity of new sales personnel increases and revenues increase. However, forecasting sales and marketing expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we market new products and also depending upon the timing of trade shows. In addition, sales and marketing expenses will increase as a result of increased compensation charges due to annual merit increases and increased commissions depending upon our revenue growth and, to a lesser extent, increases in stock-based compensation expense. Sales and marketing expenses may also fluctuate due to increased international expenses and the impact of changes in foreign currency exchange rates. From time to time, in order to control operating expenses in any given quarter, we may take actions to reduce costs such as delay or limit the scope of marketing programs and other projects, impose travel restrictions, request employees to use paid time off or implement other cost control measures. Such actions may not be able to be implemented timely or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Research and Development Expenses

	Three Months Ended		Increase/ (Decrease)	Nine Months Ended		Increase/ (Decrease)
$ in thousands	September 30, 2008	September 30, 2007		September 30, 2008	September 30, 2007
Expenses	$34,456	$36,006	(4)%	$105,891	$102,939	3%
% of Revenues	12%	15%	(3)pts	13%	15%	(2)pts

Research and development expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs.

Research and development expenses as a percentage of revenue decreased for the three and nine months ended September 30, 2008 as compared to the comparable periods in 2007, primarily due to spending decreasing by 4% and increasing by 3% in the three and nine month periods, respectively, while revenues increased 15% and 21% in the three and nine month periods, respectively. Research and development expenses decreased during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 primarily due to decreased spending in our Video Solutions segment. The increase in absolute dollars in the nine months ended September 30, 2008 as compared to the comparable period in 2007 was primarily due to increases in headcount and other development expenses as a result of the SpectraLink acquisition. Research and development expenses increased in our Voice Communications segment and decreased slightly in our Video Solutions segment during the nine months ended September 30, 2008 as compared to the comparable period in 2007. Research and development expenses included a $2.7 million and $3.4 million charge for stock-based compensation in the three month periods ended September 30, 2008 and 2007, respectively, and a $8.5 million and $9.0 million charge for stock-based compensation in the nine month periods ended September 30, 2008 and 2007, respectively.

We are currently investing research and development resources to enhance and upgrade the products that comprise our unified collaboration communications solutions, which encompass products and services across our product lines, including enhancements to our existing network systems products, products that address the high definition video conferencing market and additional voice-over-IP products. We also plan to make incremental investments in research and development in WLAN to broaden the enterprise wide application for the SpectraLink products. In addition, we are investing research and development resources to support our strategic partnerships. We also anticipate committing a greater proportion of our research and development expenses toward enhancing the integration and interoperability of our entire video solutions product suite.

We believe that technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. We expect that research and development expenses will increase in absolute dollars in 2008 compared to 2007 but will decrease as a percentage of revenues over the comparable period. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter. In addition, research and development expenses will increase in 2008 over the 2007 levels as a result of increased compensation charges due to annual compensation increases and, to a lesser extent, increases in stock-based compensation expense. From time to time, in order to control operating expenses in any given quarter, we may take actions to reduce costs such as delay or limit the scope of engineering projects, impose travel restrictions, request employees to use paid time off or implement other cost control measures. Such actions may not be able to be implemented timely or may not be successful in completely offsetting the impact of lower than anticipated revenues.

General and Administrative Expenses

	Three Months Ended		Increase/ (Decrease)	Nine Months Ended		Increase/ (Decrease)
$ in thousands	September 30, 2008	September 30, 2007		September 30, 2008	September 30, 2007
Expenses	$16,101	$15,663	3%	$46,023	$44,881	3%
% of Revenues	6%	7%	(1)pt	6%	7%	(1)pt

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, litigation costs, and bad debt expense. General and administrative expenses are not allocated to our segments.

As a percentage of revenues, general and administrative expenses decreased by 1 percentage point for the three and nine months ended September 30, 2008 as compared to the comparable periods in 2007 primarily due to spending increasing by 3% in the three and nine month periods, while revenues increased 15% and 21% in the three and nine month periods, respectively. The increase in spending in absolute dollars in general and administrative expenses in the three months ended September 30, 2008 over the comparable period in the prior year was primarily due to increased headcount-related expenses, and to a lesser extent, increased bad debt expense, partially offset by decreased consulting and outside services costs. The increase in spending in absolute dollars in general and administrative in the nine months ended September 30, 2008 over the comparable 2007 period was primarily due to increased compensation charges related to increased headcount, as well as increased facilities and information technology costs, partially offset by decreased legal and outside services spending. General and administrative expenses included a $2.7 million and $3.2 million charge for stock-based compensation in the three month periods ended September 30, 2008 and 2007, respectively, and a $7.2 million and $7.7 million charge for stock-based compensation in each of the nine month periods ended September 30, 2008 and 2007.

Significant future charges due to costs associated with litigation or uncollectibility of our receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded.

Additionally, predicting the timing of litigation and bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our rights concerning our intellectual property portfolio and other factors. We believe that our general and administrative expenses will likely continue to increase in absolute dollar amounts in the future primarily as a result of expansion of our administrative staff, investments in enhancements to our financial and operating systems and other costs related to supporting a larger company, increased costs associated with regulatory requirements, and our continued investments in international regions. In addition, general and administrative expenses will increase during the remainder of 2008 over the comparable 2007 levels as a result of increased compensation charges due to annual compensation increases and, to a lesser extent, increases in stock-based compensation expense. From time to time, in order to control operating expenses in any given quarter, we may take actions to reduce costs such as delay or limit the scope of administrative projects, impose travel restrictions, request employees to use paid time off or implement other cost control measures. Such actions may not be able to be implemented timely or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Acquisition-Related Integration Costs

We did not incur any acquisition-related integration costs during the three months ended September 30, 2008 as compared to $0.4 million for the three month period ended September 30, 2007, and $0.2 million and $3.1 million for the nine month periods ended September 30, 2008 and 2007, respectively. These charges primarily include outside financial advisory, accounting, legal and consulting fees, and other costs incurred directly related to integrating acquired companies. These charges are primarily related to professional services costs to integrate SpectraLink, which we acquired in March 2007, and to a lesser extent Destiny, which we acquired in January 2007. We may incur additional integration costs related to the SpectraLink acquisition throughout the remainder of 2008. In addition, if we acquire additional businesses in the future, we may incur material acquisition expenses related to these transactions.

Purchased In-process Research and Development

In the nine month period ended September 30, 2007, we recorded a charge totaling $9.4 million for in-process research and development acquired as part of our acquisition of SpectraLink, which related primarily to projects associated with software enhancements and upgrades to the functionality and performance of the Link, NetLink and DECT products. There were no such charges in the three months ended September 30, 2007 or in the three and nine month periods ended September 30, 2008.

Amortization of Purchased Intangibles

In the three months ended September 30, 2008 and 2007, we recorded $1.8 million and $2.4 million, respectively, and in the nine months ended September 30, 2008 and 2007, we recorded $5.4 million and $6.2 million, respectively, in amortization of purchased intangibles related to the Voyant, DSTMedia, Destiny and SpectraLink acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives which range from several months to eight years. The decrease in absolute dollars for the three months ended September 30, 2008 as compared to 2007 is due to lower amortization of certain intangibles acquired in the Voyant acquisition due to their impairment in the fourth quarter of 2007. The increase in absolute dollars for the nine months ended September 30, 2008 as compared to 2007 is primarily due to the amortization of purchased intangibles related to the SpectraLink acquisition, which was completed during the three months ending March 31, 2007.

Restructuring

During the three and nine months ended September 30, 2008, we recorded restructuring charges totaling $4.4 million and $8.8 million, respectively. In 2008, management approved various plans for eliminating certain positions throughout the Company. These actions were intended to streamline and focus our efforts and more properly align our cost structure with projected revenue streams. These actions included additional reductions in the third quarter of 2008. As a result of these recent actions, we expected to record charges totaling $3.4 million for severance and other employee termination benefits, all of which was recorded during the three months ended September 30, 2008. In addition, we recorded additional charges totaling approximately $1.0 million related to actions taken during the first and second quarters of 2008.

The $0.2 million recorded in the nine months ended September 30, 2007 represented the final amounts incurred under restructuring actions we took in the third quarter of 2006 to relocate our Asia headquarters to Singapore.

See Note 6 of Notes to Condensed Consolidated Financial Statements for further information on restructure costs.

In the future, particularly in light of the recent economic environment, we may take additional restructuring actions to gain operating efficiencies or reduce our operating expenses, while simultaneously implementing additional cost containment measures and expense control programs. Such restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees or reduced employee morale, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve the anticipated cost reductions, our business could be harmed.

Litigation Reserves and Payments

During the nine months ended September 30, 2008, we recorded charges totaling $7.4 million as a result of trial preparation costs and the fee arrangement we had with our outside legal counsel that represented us in our litigation against Codian, pursuant to which we owed additional legal fees based upon the favorable outcome that was achieved in the first quarter of 2008. There were no such expenses in the three months ended September 30, 2008 or the three and nine months ended September 30, 2007. See Note 16 of Notes to Condensed Consolidated Financial Statements for further information.

We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future and could result in charges that would have a material adverse impact on our financial position, our results of operations, or our cash flows.

Interest Income, Net

Interest income, net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts. Interest income, net of interest expense, was $1.6 million and $4.2 million for the three months ended September 30, 2008 and 2007, respectively, and $6.7 million and $14.8 million for the nine months ended September 30, 2008 and 2007, respectively.

Interest income decreased for the three and nine months ended September 30, 2008 over the comparable periods in the prior year primarily due to lower average cash and investment balances, as well as lower average investment returns in 2008 as compared to 2007. Average interest rate returns on our cash and investments were 2.58% for the three months ended September 30, 2008 compared to 5.04% for the three months ended September 30, 2007, and 3.18% for the nine months ended September 30, 2008 compared to 5.29% for the nine months ended September 30, 2007.

Interest income, net will decrease in 2008 compared to 2007 due to our lower cash balance as a result of our acquisitions and stock repurchase activity, as well as significantly lower interest rates on higher quality instruments, such as U.S. Treasury obligations. The cash balance could decrease further depending upon the amount of cash used in any future acquisitions, our stock repurchase activity and other factors.

Other Income (Expense), Net

Other income (expense), net was a net expense of $2.3 million in both the three and nine months ended September 30, 2008 compared to a net income of $0.2 million in the three months ended September 30, 2007 and a net expense of $0.3 million for the nine months ended September 30, 2007. During the three months ended September 30, 2008 we recognized foreign currency related losses of $0.8 million compared to gains of $0.3 million during the same period of the prior year.

Included in both the three and nine months ended September 30, 2008 was $0.9 million related to the other-than temporary impairment recognized on our investments, which did not occur in the prior year periods. In addition, taxes and licenses during the three and nine months ended September 30, 2008 were $0.5 million and $1.3 million, respectively, compared to $ 0.1 million and $0.4 million during the three and nine months ended September 30, 2007.

Other income (expense), net could fluctuate significantly quarter to quarter depending upon foreign exchange fluctuations and further impairments to our investments. Due to the recent credit crisis, changes in interest and exchange rates and the underlying cost of hedging has been subject to greater fluctuation and become less predictable. Further, the current economic environment has resulted in an increased amount of unrealized losses for certain of our investments which could result in additional realized losses in the future if current market conditions deteriorate further or if the anticipated recovery in market values does not occur.

Provision for Income Taxes

Our overall effective tax rate for the three and nine months ended September 30, 2008 was 18.6% and 22.7%, respectively, which resulted in a provision for income taxes of $4.1 million and $14.7 million, respectively. Our effective tax rate for the three and nine months ended September 30, 2007 was 28.0% and 30.5%, respectively, which resulted in a provision for income taxes of $7.7 million and $17.6 million, respectively. The decrease in the effective tax rate for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was primarily related to the release of $2.3 million in tax reserves due to the lapse of the statutes of limitation in various foreign jurisdictions in the third quarter of 2008 combined with an increase in foreign earnings which are subject to lower tax rates. The decrease in the tax rate for the nine months ended September 30, 2008 as compared to the year ago period, in addition to the preceding factors, was primarily related to the non-deductibility of in-process research and development expenses associated with the SpectraLink acquisition in March of 2007, partially offset by the settlement of certain audit years with the Israeli tax authorities in the same quarter.

Tax deductions associated with stock option exercises related to grants vesting prior to January 1, 2006 are credited to stockholders’ equity. Tax deductions in excess of prior book expenses under FAS 123R associated with stock option exercises related to grants vesting on or after January 1, 2006 are also credited to stockholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $2.3 million and $4.3 million for the three and nine months ended September 30, 2008, respectively, and $2.3 million and $13.9 million for the three and nine months ended September 30, 2007, respectively.

In the three months ended September 30, 2008, we released $2.4 million in tax reserves, $2.3 million of which was due to the lapse of the statutes of limitation in various foreign jurisdictions, and $0.1 million of which was a pre-acquisition reserve for SpectraLink related to a statute expiration that was reflected as an adjustment to goodwill in the third quarter of 2008. For the nine months ended September 30, 2008, the total reserve release was $3.1 million, as $0.7 million in tax reserves for a Japan statute expiration was released in the first quarter of 2008. In the nine months ended September 30, 2007, we released a $3.7 million tax reserve due to a settlement with the Israel tax authority. As of September 30, 2008, we have $55.8 million of unrecognized tax benefits compared to $57.9 million at September 30, 2007. We anticipate that there will be additional reserve releases in the next 12 months of approximately $19.4 million related to the lapse of statutes of limitation. The anticipated reserve releases will be recorded as adjustments to goodwill in the amount of $0.9 million, additional paid in capital in the amount of $12.9 million, and $5.6 million will be an adjustment to tax expense.

We recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2008, we had approximately $3.6 million of accrued interest and penalties related to uncertain tax positions, including $0.2 million and $0.6 million recorded during the three and nine months ended September 30, 2008, respectively. As of September 30, 2007, we had approximately $2.8 million of accrued interest and penalties related to uncertain tax positions, including $0.2 million and $0.6 million recorded during the three and nine months ended September 30, 2007, respectively.

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law will be recognized in our fourth quarter of 2008, which is the quarter in which the law was enacted. We estimate that the impact of the new law will result in research credits between $0.5 million and $1.5 million for the year ended December 31, 2008.

Segment Information

A description of our products and services, as well as selected financial data, for each segment can be found in Note 13 to Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three and nine months ended September 30, 2008 and 2007.

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

Video Solutions

	Three Months Ended		Increase	Nine Months Ended		Increase
$ in thousands	September 30, 2008	September 30, 2007		September 30, 2008	September 30, 2007
Revenue	$145,953	$121,264	20%	$417,056	$355,857	17%
Contribution margin	$70,559	$55,488	27%	$197,110	$162,517	21%
Contribution margin as % of video solutions revenues	48%	46%	2pts	47%	46%	1pt

Revenues from our Video Solutions segment increased by $24.7 million or 20% to $145.9 million in the three months ended September 30, 2008 and by $61.2 million or 17% to $417.0 million in the nine months ended September 30, 2008, as compared to the same periods in 2007. Video Solutions segment revenues include revenues from sales of our video communications and network systems product lines. Revenue from video communications products increased to $123.9 million for the three months ended September 30, 2008 from $99.5 million in the year ago period, a 24% increase, primarily due to an increase in sales volumes and average selling prices of our group video products, which consisted primarily of our VSX and HDX product families. Revenues also increased as a result of increased revenues from sales of our RPX and TPX telepresence products. The rapid return on investment of video may be helping drive growth in our Video Solutions segment, which may make this segment of our business more resilient in the current economic environment. Revenues from our network systems products for the three months ended September 30, 2008 were $22.1 million, a 1% increase from revenues of $21.8 million in the comparable 2007 period, due to increases in revenues from our video networking systems, which was partially offset by decreases in our voice network system revenues. Revenues from our network systems products for the nine months ended September 30, 2008 were $56.1 million, down 8% from revenues of $61.1 million in the comparable 2007 period. This decrease was due primarily to decreases in our voice network system revenues, which was only partially offset by increases in revenues from our video networking systems.

International revenues, which are defined as revenues outside of Canada and the U.S., accounted for 55% and 48% of our Video Solutions segment revenues for the three months ended September 30, 2008 and 2007, respectively and 57% and 51%, respectively, for the nine months ended September 30, 2008 and 2007. During each of the three and nine month periods ended September 30, 2008 and 2007, one channel partner accounted for 11% of our total net revenues for our Video Solutions segment. We believe it is unlikely that the loss of any one channel partner would have a long term material adverse effect on consolidated revenues as we believe end-users would likely purchase our video communications and network systems products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The contribution margin as a percentage of Video Solutions segment revenues for the three months ended September 30, 2008 increased to 48% from 46% as compared to the same period in 2007 primarily due to engineering expenses decreasing as a percent of revenue offset by lower gross margins and increased direct marketing expenses. Gross margins decreased due to changes in product mix toward lower margin HDX and RPX products as well as lower network systems revenues. Video Solutions gross margins were negatively impacted by the year-over-year decrease in revenues from our voice network systems products, which typically have higher gross margins than our video communications products. Product revenues from voice network systems for the first nine months of 2008 decreased by 73% compared to the comparable year ago period.

The contribution margin as a percentage of Video Solutions segment revenues for the nine months ended September 30, 2008 increased to 47% as compared to 46% in the same period in 2007. The contribution margin increased primarily as a result of engineering expenses decreasing as a percent of revenues and in absolute dollars, partially offset by slightly lower gross margins and increased direct marketing expenses. Gross margins decreased primarily due to changes in product mix. Video Solutions gross margins were negatively impacted by the year-over-year decrease in revenues from our voice network systems products, which typically have higher gross margins than our video communications products.

The lower Video Solutions gross margins in the nine month period in 2008 as compared to 2007 was also due to lower video communications product gross margins due in part to new products which typically have lower gross margins for a period of time after their introduction due to higher component costs attributable to the technological complexity of the newer products and lower initial production volumes. We have recently launched a number of new products, including our HDX and RPX product lines, and newer products are becoming an increasing percentage of our revenues. For example, for the three months ended September 30, 2008, the HDX and RPX products accounted for over half of our video communications product revenues as compared to approximately 25% in the comparable year ago period. We also have a number of initiatives focused on value engineering the design of certain of our HDX products, which we began to see positively impact our gross margins in the third quarter of 2008.

Direct marketing and engineering spending in the Video Solutions segment will fluctuate depending upon the timing of new product launches and marketing programs.

Voice Communications

	Three Months Ended		Increase	Nine Months Ended		Increase/ (Decrease)
$ in thousands	September 30, 2008	September 30, 2007		September 30, 2008	September 30, 2007
Revenue	$89,444	$85,715	4%	$274,637	$222,496	23%
Contribution margin	$37,601	$35,249	7%	$113,511	$94,510	20%
Contribution margin as % of video communication revenues	42%	41%	1pt	41%	42%	(1)pt

Revenues from our Voice Communications segment increased by $3.7 million or 4% to $89.4 million in the three months ended September 30, 2008 and by $52.1 million or 23% to $274.6 million in the nine months ended September 30, 2008, as compared to the same periods in 2007. The increase in Voice Communications segment revenues during the three months ended September 30, 2008 over the comparable 2007 period was primarily due to increases in sales volumes of our Voice-over-IP products, which was partially offset by year-over-year decreases in revenues from our circuit-switch and wireless products. The increase in Voice Communications segment revenues during the nine months ended September 30, 2008 as compared to the comparable 2007 period was due primarily to increases in sales volumes of our Voice-over-IP and installed voice products, as well as revenues from our wireless voice products acquired in the SpectraLink acquisition during the last week of the first quarter of 2007. Revenues from products acquired in the SpectraLink acquisition accounted for approximately 44% of the increase in revenues in this segment for the first nine months of 2008 as compared to the first nine months of 2007. This was partially offset by year-over-year decreases in revenues from our circuit-switch products.

While our voice communications revenues grew year-over-year, revenues from our voice communications products in the third quarter of 2008 decreased sequentially, and our year-over-year growth rate was slower than we have historically experienced. We believe that this softness in our voice business is due in part to general economic conditions which have resulted in delays in purchases by our end user customers of our voice products, particularly in the retail sector, which has negatively impacted sales of our wireless voice products. Further, our Voice Communications products do not have the same return on investment profile for our customers as our Video Solutions products, which may result in the current economic downturn having a more negative impact on our Voice Communications segment than our other segments. The shift in communications from circuit-switched to IP-based technologies is also driving growth in our Voice-over-IP product revenues which are partially offset by decreases in our circuit-switch product revenues.

International revenues, which are defined as revenues outside of Canada and the U.S., accounted for 37% and 34% of our Voice Communications segment revenues for the three months ended September 30, 2008 and 2007, respectively and 36% and 35% in the nine month periods ended September 30, 2008 and 2007, respectively. During the three and nine months ended September 30, 2008 and 2007, no one channel partner accounted for more than 10% of our total net revenues for our Voice Communications segment. We believe it is unlikely that the loss of any one channel partner would have a long term material adverse effect on consolidated revenues as we believe end-users would likely purchase our voice communications products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The contribution margin as a percentage of Voice Communications segment revenues for the three months ended September 30, 2008 increased to 42% as compared to 41% in the same period in 2007 primarily due to higher gross margins and engineering expenses decreasing as a percent of revenues, partially offset by higher direct marketing expenses.

The contribution margin as a percentage of Voice Communications segment revenues for the nine months ended September 30, 2008 decreased to 41% as compared to 42% in the comparable 2007 period primarily due to lower gross margins only partially offset by engineering expenses decreasing as a percent of revenues although increasing in absolute dollars. The decrease in gross margins was due to the higher mix of Voice-over-IP handset and wireless product revenues which generally have a lower gross margin than our circuit switched and installed voice products. The wireless products we acquired from SpectraLink have a lower gross margin than the consolidated gross margin of our other voice communications products and depending upon the mix could result in lower Voice Communications gross margins in the future. Our gross margins on our wireless products were also negatively impacted by changes in our distribution model whereby we transitioned certain direct customers and resellers to purchase from our distributors, and this transition of such customers to distribution may continue. Engineering expenses increased in absolute dollars primarily as a result of the SpectraLink acquisition which was completed during the last week of the first quarter of 2007. Direct marketing spending increased in absolute dollars in the nine months ended September 30, 2008, while remaining flat as a percentage of revenues when compared with the same period in the prior year.

Direct marketing and engineering spending in the Voice Communications segment will fluctuate depending upon the timing of new product launches and marketing programs.

Services

	Three Months Ended		Increase	Nine Months Ended		Increase
$ in thousands	September 30, 2008	September 30, 2007		September 30, 2008	September 30, 2007
Revenue	$40,379	$33,068	22%	$114,584	$88,264	30%
Contribution margin	$17,855	$14,528	23%	$49,106	$38,116	29%
Contribution margin as % of services revenues	44%	44%	—	43%	43%	—

Revenues from our Services segment increased by $7.3 million or 22% to $40.4 million in the three months ended September 30, 2008 and by $26.3 million or 30% to $114.6 million in the nine months ended September 30, 2008, as compared to the same periods in 2007. The increased revenues during the three months ended September 30, 2008 as compared to the same period of 2007, were due primarily to video-related services, and to a lesser extent, increased network system and wireless audio services. For the nine months ended September 30, 2008, revenues from services related to products acquired in the SpectraLink acquisition in the first quarter of 2007 accounted for approximately 30% of the increase over the year ago period. The remaining increase was due primarily to increased video-related services and, to a lesser extent, increases in video network system services.

International revenues, or revenues outside of Canada and the U.S., accounted for 35% and 29% of total Service revenues for the three months ended September 30, 2008 and 2007, respectively, and 33% and 30% for the nine months ended September 30, 2008 and 2007, respectively. No one customer accounted for more than 10% of our total revenues for our Services segment for the three and nine months ended September 30, 2008 or 2007.

Overall, the Services segment contribution as a percentage of Service segment revenues for the three and nine months ended September 30, 2008 were consistent with the comparable periods in 2007. For the three months ended September 30, 2008, increased gross margins offset higher service sales expenses. For the nine months ended September 30, 2008 gross margins and operating expenses were essentially flat as a percentage of revenues. Gross margins have been impacted by increased service costs, including increased headcount-related costs, repair costs and shipping costs. Service gross margins were negatively impacted during the nine months ended September 30, 2008 by negative gross margins on the installation of our RPX telepresence product. We expect to improve margins on these product installations as we train additional personnel and achieve greater efficiencies, as well as evaluate our pricing model.

Liquidity and Capital Resources

As of September 30, 2008, our principal sources of liquidity included cash and cash equivalents of $159.5 million, short-term investments of $121.7 million and long-term investments of $6.2 million. Cash and cash equivalents includes cash in the bank of approximately $115.2 million and the remaining $44.3 million is comprised primarily of highly liquid investments in commercial paper, U.S. government securities, time deposits, money market funds and corporate debt securities with original or remaining maturities of 90 days or less at the time of purchase. Substantially all of our short-term and long-term investments are comprised of U.S. government securities, corporate debt securities and corporate preferred equity securities. See Note 9 of Notes to our Condensed Consolidated Financial Statements.

Our total cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries totaled $149.2 million as of September 30, 2008, and the remaining $138.2 million was held in the United States. If we would need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

We generated cash from operating activities totaling $116.2 million in the nine months ended September 30, 2008, compared to $93.8 million in the comparable period of 2007. The increase in cash provided from operating activities for the nine months ended September 30, 2008 was due primarily to increased net income and non-cash expenses, a decrease in accounts receivable and a larger increase in other accrued liabilities. Offsetting these positive effects were a larger increase in inventories, an increase in deferred taxes, a larger decrease in accounts payable, a larger increase in prepaid expenses and other current assets and a decrease in taxes payable.

The total net change in cash and cash equivalents for the nine months ended September 30, 2008 was a decrease of $120.0 million. The primary uses of cash during this period were $222.5 million for purchases of our common stock, $34.8 million for purchases of investments, net of sales and maturities and $35.3 million for purchases of property and equipment. The primary sources of cash were $116.2 million from operating activities, $51.9 million associated with the exercise of stock options and purchases under the employee stock purchase plan and $4.5 million for the excess tax benefit from stock based compensation. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses and other items (such as depreciation, amortization, the provision for doubtful accounts, inventory write-downs for excess and obsolescence, non-cash stock based compensation, excess tax benefit from stock based compensation, amortization of unearned stock-based compensation, loss on strategic investments, the purchase of in-process research and development and the tax benefits from the exercise of employee stock options), reductions in accounts receivable and net increases in deferred taxes and other accrued liabilities. Offsetting the positive effect of these items were net increases in inventories and prepaid expenses and other assets and decreases in accounts payable and taxes payable.

Our days sales outstanding, or DSO, metric was 44 days at September 30, 2008 compared to 46 days at September 30, 2007. We expect that DSO will remain in the 40 to 50 day range but could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables which typically have longer payment terms and increases in receivables from service providers and government entities that have longer payment terms of 45 and 60 days, respectively, compared to 30 day terms for many other customers. Inventory turns were 5.0 turns at September 30, 2008. We believe inventory turns will fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a greater mix of ocean freight versus air freight to reduce freight costs.

We enter into foreign currency forward-exchange contracts, which typically mature in one month, to hedge our exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record on the balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on contracts are recorded as other income (expense), offsetting transaction gains and losses on the related assets and liabilities. Additionally, our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets, which may have been subject to greater fluctuations and less predictability due to the recent credit crisis.

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

From time to time, the Board of Directors has approved plans to purchase shares of our common stock in the open market. During the three months ended September 30, 2008, we purchased approximately 3.1 million shares of our common stock in the open market for cash of $80.0 million. As of September 30, 2008, we were authorized to purchase up to an additional $220.0 million under the 2008 share repurchase plan. See Note 11 of Notes to our Condensed Consolidated Financial Statements for a discussion of the accounting for our common stock repurchases and the resultant accumulated deficit included in stockholder’s equity in our condensed consolidated balance sheet.

At September 30, 2008, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $120.3 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Consolidated Financial Statements once goods or services have been received or at such time when we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit totaling approximately $1.2 million to secure the leases on some of our offices.

The table set forth below shows, as of September 30, 2008, the future minimum lease payments due under our current lease obligations. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of September 30, 2008 are as follows (in thousands):

	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long - Term Liabilities	Purchase Commitments
Year ending December 31,
Remainder of 2008	$4,198	$977	$—	$82,054
2009	16,680	3,920	1,456	36,184
2010	15,331	3,373	1,854	899
2011	13,906	2,912	1,682	1,160
2012	10,120	2,014	1,141	—
Thereafter	17,394	3,545	8,410	—

Total payments	$77,629	$16,741	$14,543	$120,297

As discussed in Note 15 of the Notes to Condensed Consolidated Financial Statements, at September 30, 2008, we have unrecognized tax benefits including related interest, totaling $55.8 million, of which approximately $19.4 million is expected to be realized within the next 12 months related to the lapse of statutes of limitation. Payments we make for income taxes may increase during 2008 as our available net operating losses are depleted.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. With the exception of those discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2008, that we believe are of significance or potential significance to us.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board released a FASB Staff Position (FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP No. FAS 142-3 will have on our consolidated financial statements.

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

We are exposed to the impact of foreign currency fluctuations, interest rate changes and uncertainties in the credit market.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We generally invest excess cash in marketable debt instruments of the U.S. government and its agencies and high-quality corporate debt securities, and by policy, limit the amount of credit exposure to any one issuer. We also invest in corporate preferred equity securities as part of a dividend capture program. These investments in the dividend capture program are typically hedged for interest rate fluctuations, which may not be effective; however they are generally not significant.

The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected in our Consolidated Balance Sheets based on the short maturities of these financial instruments. Short-term and long-term investments consist of U.S. government obligations and foreign and domestic public corporate debt securities and corporate preferred equity securities. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict, particularly in light of the recent credit market instability. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may realize losses on the sale of our investments or we may incur further temporary impairment charges requiring us to record additional unrealized losses in accumulated other comprehensive loss. We could also incur additional other-than-temporary impairment charges resulting in realized losses in our statement of operations which would reduce net income. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security or issuer, and our intent and ability to hold the investment for a period of time sufficient to allow any anticipated recovery in the market value. Further, if we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale takes place.

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents, held at September 30, 2008 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

Issuer	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$37,395	$37,346	$37,297	$37,248	$37,200
Corporate debt securities	38,140	38,091	38,041	37,991	37,941
Corporate preferred equity securities	52,729	52,660	52,591	52,523	52,454

Total	$128,264	$128,097	$127,929	$127,762	$127,595

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	100 BPS	50 BPS		50 BPS	100 BPS
U.S. Government Securities	$37,346	$37,322	$37,297	$37,273	$37,248
Corporate debt securities	38,091	38,066	38,041	38,016	37,991
Corporate preferred equity securities	52,660	52,626	52,591	52,557	52,523

Total	$128,097	$128,014	$127,929	$127,846	$127,762

Foreign Currency Exchange Rate Risk

A significant portion of our revenues and expenses are transacted in U.S. dollars. However, some of these activities are also conducted in other currencies, primarily the Euro, British Pound and Israeli Shekel. As a response to the fluctuations in the value of foreign currency denominated transactions, we typically enter into foreign currency forward contracts or other instruments. We do not hedge for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We mitigate bank counterparty risk related to our foreign currency hedging program through our policy that requires us to purchase hedge contracts from banks that are among the world’s largest 100 banks, as ranked by total assets in U.S. dollars.

As of September 30, 2008, we had outstanding forward exchange contracts to sell 14.4 million Euros at an exchange rate of 1.45, sell 2.0 million British Pounds at an exchange rate of 1.72, and buy 21.7 million Israeli Shekels at an exchange rate of 3.72. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 200 days or less.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekels. As of September 30, 2008, we had outstanding foreign exchange contracts to sell 1.9 million Euros at an exchange rate of 1.56 and 1.4 million British Pounds at an exchange rate of 1.98 and to buy 3.5 million Israeli Shekels at an exchange rate of 3.37. These forward exchange contracts, carried at fair value, typically have maturities of less than 360 days. At September 30, 2008, we also had outstanding foreign exchange contracts to sell 26.9 million Euros at an exchange rate of 1.51 and 4.8 million British Pounds at an exchange rate of 1.95 and to buy 47.2 million Israeli Shekels at an exchange rate of 3.61. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

Based on our overall currency rate exposure as of September 30, 2008, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have a material effect on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Our quarterly operating results have fluctuated in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control or can be difficult to predict. These factors include, but are not limited to:

•

the impact of unfavorable economic and market conditions in the United States, including the restricted credit environment impacting credit of our partners and end user customers, and indications that these conditions have spread to other countries;

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

•	the impact of the strengthening of the U.S. dollar, which could result in delays in purchasing our products or lower average selling prices to offset, affecting both revenues and gross margins;

•	the impairment of investments, including the corporate debt and preferred equity securities in our investment portfolio, as well as our strategic investments or other assets;

•	the prices and performance of our products and those of our existing or potential new competitors, which can change rapidly due to technological innovations;

•	the timing, size and mix of the orders for our products;

•	the impact of new product introductions which typically have lower gross margins for a period of time after their introduction;

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

We face significant competition in the video solutions industry. For our video conferencing end points, our major competitors include Tandberg, Cisco Systems, Hewlett-Packard and a number of other companies including Aethra, Huawei, LifeSize and Sony, as well as various smaller or new industry entrants. We face competition for sales of our RPX and TPX telepresence solutions and related services from Cisco Systems, Hewlett-Packard, Tandberg, Teleris and others. In addition, Microsoft recently launched products that are competitive with our video conferencing products. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, which may result in our having to increase our spending on marketing, and we may not be able to effectively compete against these companies due to their size. In addition, with the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video conferencing products, including companies with greater financial and other resources, greater brand recognition or greater access to top-level executives than we have, or may partner with companies which have more substantial resources and production, sales, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products and to bring their products to market or respond to changing technologies more rapidly than we can, or that may be more adept in responding to rapidly changing market conditions or changing technologies than we are. These factors could negatively impact our video revenues as customers assess such new technologies or wait to make purchases until sales prices for such next generation products fall. Conversely, new product adoption may grow at such rates that we are unable to keep up with increasing demand due to our size, resources, need to establish new partnerships, or other factors. Also, strategic partnerships are regularly being formed and announced by our competitors, such as the video partnership announced in January 2007 between Hewlett-Packard and Tandberg, which may increase competition and result in increased downward pressure on our product prices. Direct competition for telepresence product sales against larger competitors like Cisco Systems and Hewlett Packard, may also result in increased downward pressure on our product prices, as well as cause us to invest more in sales and marketing in order to compete effectively.

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

Our video network systems products experience significant direct competition from Tandberg, which acquired Codian in August 2007, RADVISION, Cisco Systems, which resells RADVISION’s products, Huawei, and various smaller or new industry entrants. Tandberg’s acquisition of Codian has strengthened their network systems offerings and continues to result in increased competition from Tandberg against our total video solutions offering, and has negatively impacted our video solutions revenues, as well as our market position with respect to video conferencing and network systems offerings. Our video network systems product revenues declined sequentially from the fourth quarter of 2004 through the second quarter of 2006 as well as in the first and second quarters of 2007 and the first and second quarters of 2008 as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures. In fact, in the second quarter of 2008, we lost significant market share with respect to our network systems business. Although we launched our next generation video network system platform (RMX 2000™) in 2007 and intend to launch new network services product offerings, including enhancements to existing products, in the future, these new product offerings may be delayed or may not have as much of a positive impact on our video solutions revenues as we anticipate. Our voice network systems business has significant competition from companies such as Avaya, Cisco Systems, Compunetix, Convedia, as well as various smaller or new industry entrants. Revenues from sales of our voice network systems products declined sequentially from the fourth quarter of 2007 through the second quarter of 2008 and have declined approximately 73% for the nine month period ended September 30, 2008 as compared to the nine month period ended September 30, 2007.

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

Economic conditions worldwide have contributed from time to time to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to these adverse changes in general economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior quarters, including most recently in the third quarter of 2008, and have created significant and increasing uncertainty for the future. The recent economic turmoil in the United States, the continuing credit crisis that has affected worldwide financial markets, the extraordinary volatility in the stock markets and other current negative macroeconomic indicators, such as the dramatically increasing threat of a global recession, or uncertainty or further weakening in key vertical or geographic markets, could negatively impact technology spending for the products and services we offer and materially adversely affect our business, operating results and financial condition.

In addition, we believe our voice communications products, and in particular our wireless voice products that are largely sold in the retail sector, may be more susceptible to general economic conditions than our other products, which may lead to slower year-over-year growth of revenues generated from the voice product line. In particular, while we believe that our video product lines may be better able to sustain the impact of current economic conditions and recessionary and other factors, our voice products do not provide the same return on investment profile that we believe our video products provide to customers who are curtailing travel and other related expenditures in a down economy, nor do they provide the same benefits as our video products do in terms of compliance with green initiatives, making our voice products extremely susceptible to the current economic downturn.

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

Further, as our product portfolio expanded and as we entered into product lines that require a more direct-touch sales model and that require more complex negotiations, such as our RPX and TPX product lines, we have made key strategic investments in additional sales and marketing personnel in 2008. It has taken time for us to hire additional key sales and marketing talent in such numbers that we believe are required to compete effectively both domestically and internationally and then further time for such new personnel to receive training and to become familiar with our product lines and services. Ultimately, it is possible that our increased investments in this area may not yield the financial results that we hope to achieve from such investments as quickly as anticipated, or at all, or we may not be successful in hiring the type of sales and marketing talent that we are targeting. In addition, in our high end video solutions, such as telepresence, that typically require direct high touch sales involvement with potential customers, we compete directly with large, multi-national corporations, such as Cisco Systems and Hewlett-Packard, who have substantially greater financial, technical and executive resources than we do, as well as greater name recognition and market presence with many potential customers.

We continually need to educate and train our channel partners to avoid any confusion as to the desirability of the new product offering compared to our existing product offerings. During the last year, we launched several new product offerings, and there is a risk that these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any product until they determine if these products are more desirable products than our other products. For instance, our recently introduced high definition video product family (HDX) may cause confusion with respect to our VSX product line. We also recently introduced our RMX 2000 and RMX 1000 conferencing platforms, which provide the next generation of conferencing infrastructure and may have a negative impact on the sales of our MGC™ media servers, which it did in the first quarter of 2008, and the HDX 4000™, our high definition executive desktop product, which could have a negative impact on sales of our existing executive desktop product. We believe that the anticipated announcement of our HDX 8000™ video conferencing product, our high definition video conferencing product for small- to medium-sized conference rooms, temporarily delayed sales of our HDX 9000™ video conferencing product, our high definition video conferencing product intended for larger conference room settings, in the third quarter of 2007. Such delays in purchases could adversely affect our revenues, gross margins and operating results in the period of the delay. Conversely, the introduction of new products such as the HDX 7000™ video conferencing product for smaller conference rooms and the HDX 8000 video conferencing product may have an unintended negative effect on sales of and corresponding revenues associated with other video conferencing products such as our VSX and other HDX offerings. We and our channel partners must also effectively educate our potential end-user customers about the benefits of video conferencing and the products that we offer and the features available over those of our competitors.

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

We have experienced delays in the introduction of certain new products and enhancements in the past, such as the delays experienced with the introduction of certain of our high definition video conferencing products, such as the HDX 9000 in the fourth quarter of 2007. The delays in product release dates that we experienced in the past were due to factors such as unforeseen technology issues, manufacturing ramping issues and other factors, which we believe negatively impacted our sales revenue in the relevant periods. Any of these or other factors may occur again and delay our future product releases. In addition, we have occasionally terminated new product development efforts prior to any introduction of the new product.

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

We operate in a high technology industry which is subject to rapid and frequent technology and market demand changes. These changes can often render existing or developing technologies obsolete. In addition, the introduction of new products and any related actions to discontinue existing products can cause existing inventory to become obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the recorded value of existing inventory is greater than its fair market value, such as we experienced in 2005 and 2006 with our ViewStation® inventory. Further, as customers transition to our HDX video conferencing endpoints from our VSX video conferencing endpoints or to our RMX platform from our MGC infrastructure products, we may experience additional write-downs in inventory value of these products in the future. We experienced significant growth in our finished goods inventory levels during the first quarter of 2008 as a result of lower than planned revenues, differences in planned versus actual sales mix of products, as well as weaker revenue linearity, growth in service inventory levels and other factors. This could also result in write-downs in inventory value in future quarters if we are not successful in decreasing our inventories as planned. Also, the pace of change in technology development and in the release of new products has increased and is expected to continue to increase. If sales of one of these products has an unplanned negative effect on sales of another of our products, it could significantly increase the inventory levels of the negatively impacted product. For each of our products, the potential exists for new products to render existing products obsolete, cause inventories of existing products to increase, cause us to discontinue a product or reduce the demand for existing products.

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

The market for on-premises wireless telephone systems may fail to grow or to grow as quickly as we anticipated when we acquired SpectraLink. If this market does not grow or grows quickly, our future results of operations could be harmed. In particular, increased demand for our NetLink product depends on the growth of the voice over Wi-Fi-related market. The market for deployment of converged voice and data wireless networks in the general enterprise continues to be immature. We expect that this will remain the case unless that market moves through its acceptance of IP wireless applications, standards adoption increases to reduce complexity, and customers deploy wireless IP access points more fully throughout their enterprise networks in densities required to support wireless voice traffic. Accordingly, the transition to NetLink and its potential impact on sales of our Link product are difficult to predict.

The certification and approval process for our NetLink product for use in countries that support the 802.11 standard is lengthy and often unpredictable.

Foreign countries which adopt the 802.11 standard could provide future markets for our NetLink products. However, countries’ certification and approval processes for 802.11 compatible products such as NetLink are typically time consuming and potentially costly. If we have difficulty or experience delays in obtaining certification and approval by foreign countries for our NetLink wireless telephone product, then we and/or our distributor channels may not be able to gain access to the markets in these countries in a timely fashion, if at all, which would limit international growth of our NetLink product line.

Lower than expected market acceptance of our products, price competition and other price changes would negatively impact our business.

If the market does not accept our products, particularly our new product offerings which we are relying on for future revenues, our profitability would likely be harmed. Further, new products typically have lower gross margins for a period of time after their introduction. We have recently launched a number of new products and new products are becoming an increasing percentage of our revenues. For example, our HD video products, which generate higher gross profit dollars than our other non-HD video products due to higher average selling prices, may result in a lower overall gross margin percentage for an extended period of time after their introduction depending upon the mix of new products sold during the period. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment and network systems, which could cause us to reduce the prices for any of these products or discontinue one product with the intent of simplifying our product offering and enhancing sales of a similar product. For example, we believe that the sequential declines in video network system revenues that we experienced from the fourth quarter of 2004 through the second quarter of 2006 and again in the first and second quarters of 2007 and the first and second quarters of 2008 are due in part to lower average selling prices as a result of increased competitive pressures. In the second quarter of 2008, we lost significant market share with respect to our network systems business. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a similar product. In addition, we anticipate that our gross margins may become more difficult to predict due to these types of changes, the wide range of margins associated with each of our product lines, and shifts in the mix of products sold. Our network systems products typically have higher gross margins than our other product lines. Therefore, our gross margins could decrease if we continue to experience decreases in our network systems product sales. For example, in the first quarter of 2007, gross margins for our network systems products were the lowest we have ever experienced and were below our targeted range. Further, if our network systems sales suffer, a correspondingly negative impact may be had on our services business, which relies in part on network systems sales for its success. Finally, if we do not fully anticipate, understand and fulfill the needs of end-user customers in the vertical markets that we serve, we may not be able to fully capitalize on product sales into those vertical markets and our revenues may, accordingly, fail to grow as anticipated or may be adversely impacted.

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

We have acquired several businesses, which together resulted in goodwill valued at approximately $500.1 million and other purchased intangible assets valued at approximately $70.5 million as of September 30, 2008. This represents a significant portion of the assets recorded on our balance sheet and reflects significant increases in 2007 as a result of the Destiny and SpectraLink acquisitions. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values, as we did in the fourth quarters of 2007 and 2006, when we wrote down certain intangible assets associated with our acquisition of Voyant in the amount of $3.6 million and $1.4 million, respectively. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. To date, due to these and other factors, we have recorded cumulative charges against earnings totaling $21.5 million associated with the impairment of such investments, including $7.4 million in the second quarter of 2007. As of September 30, 2008, our investments in private companies are valued at $2.2 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

We have in the past, and may in the future, as part of acquiring a company, identify redundant facilities, which we would develop a plan to exit as part of the integration of the businesses. For example, as of September 30, 2008 we have a remaining liability in the amount of $1.5 million related to facilities we vacated in connection with our acquisition of SpectraLink. This reserve is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

We experience seasonal demand for our products and services, which may adversely impact our results of operations during certain periods.

Sales of some of our products have experienced seasonal fluctuations which have affected sequential growth rates for these products, particularly in our third and first quarters. For example, there is generally a slowdown for sales of our products in the European region in the third quarter of each year and sales to government entities typically slow in our fourth quarter and to a greater extent in our first quarter. In addition, sales of our video conferencing products have historically declined in the first quarter of the year compared to the fourth quarter of the prior year. We also saw a sequential decrease in group video conferencing unit sales in EMEA and Asia in the third quarter of 2006 and in Asia in the third quarter of 2007, which we believe may be attributable to seasonality. Seasonal fluctuations could negatively affect our business, which could cause our operating results to fall short of anticipated results for such quarters.

Our operating results are hard to predict as a significant amount of our sales may occur at the end of a quarter and certain of our service provider contracts include contractual acceptance provisions.

The timing of our channel partner orders and product shipments and our ability to reduce expenses quickly can result in harm our operating results.

Our quarterly revenues and operating results depend in large part upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. For example, in the third quarter of 2008, we experienced delays in orders from our channel partners, particularly in the last few weeks of the quarter that we believe were attributable to general economic factors. We are also beginning to experience longer sales cycles in connection with our high end video conferencing solutions sales, which could also increase the level of unpredictability and fluctuation in the timing of orders. Further, depending upon the complexity of these solutions, such as telepresence and some network systems products, and the underlying contractual terms, revenue may not be recognized until the product has been accepted by the end-user, resulting in further revenue unpredictability. Moreover, a significant portion of our orders in a given quarter are shipped in the last month of that quarter and sometimes in the last few weeks of the quarter.

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

Some of our current and future products are directly competitive with the products sold by both our channel and strategic partners. For example, we have an agreement with Cisco Systems under which we ship SoundStation IP conference phones for resale by Cisco Systems. In addition, Cisco Systems sells a network systems product which is in direct competition with our network systems offerings. Also, Cisco Systems has a partnership with Tandberg, one of our major competitors in the video solutions business, pursuant to which Tandberg provides Cisco Systems with technology that is co-branded and sold by Cisco Systems. Cisco Systems has also announced new video conferencing products that are in direct competition with our video conferencing solutions. With our acquisition of SpectraLink, we also compete with Cisco Systems in the WLAN space. As a consequence of conflicts such as these, there is the potential for our channel and strategic partners to compete head-to-head with us and to significantly reduce or eliminate their orders of our products or design our technology out of their products. Further, some of our products are reliant on strategic partnerships with call servers providers and wireless infrastructure providers. These partnerships result in interoperable features between products to deliver a total solution to our mutual end-user customers. Competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies. As an example, we are now competing in the voice-over-IP handset arena through service providers, which may cause our relationships with our IP PBX strategic partners to erode. In addition, due to increasing competition with us for sales of video conferencing equipment, Cisco Systems may decide to terminate its relationship with us to resell our SoundStation IP conference phones or eliminate the interoperability of its wireless access points with our NetLink wireless telephones. Further, our strategic partners may acquire businesses that are competitive with us. Any such strain or acquisition could limit the potential contribution of our strategic relationships to our business, restrict our ability to form strategic relationships with these companies in the future and create additional competitive pressures on us, including downward pressure on our average selling prices, which would result in a decrease in both revenues and gross margins, any of which could harm our business.

We are subject to risks associated with our channel partners’ product inventories and product sell-through.

We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to dealers and end-users. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as a recurrence or continuation of global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our revenues would be negatively affected. In addition, if channel partners decide to purchase more inventory due to product availability or other reasons, than is required to satisfy end-user demand or if end-user demand does not keep pace with the additional inventory purchases, channel inventory could grow in any particular quarter, which could adversely affect product revenues in the subsequent quarter. In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels, which would harm our business. Moreover, if we choose to eliminate or reduce special cost or stocking incentive programs, quarterly revenues may fail to meet our expectations or be lower than historical levels.

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

Many of our channel partners that carry multiple Polycom products, and from whom we derive significant revenues, are thinly capitalized. Although we perform ongoing evaluations of the creditworthiness of our channel partners, the failure of these businesses to establish and sustain profitability, obtain financing or adequately fund capital expenditures could have a significant negative effect on our future revenue levels and profitability and our ability to collect our receivables. As we have grown our revenues and our customer base, our exposure to credit risk has increased. In addition, economic uncertainty, a downturn in technology spending in the United States and other countries, and the current financial services crisis has restricted the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy. For example, one of our large European distributors filed for bankruptcy in the fourth quarter of 2007 and one of our Asian distributors filed for bankruptcy in the third quarter of 2008.

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

Service providers constitute some of the larger end-user customers of our voice network systems products, and we experience significant quarterly variability in the timing and amount of these orders. The revenues for network systems products from service providers are subject to more variability than network systems product revenues from our channel partners. The loss of any one of these service provider customers for our network systems products, or our failure to adequately maintain or grow the level of network systems-related product sales to service providers, could have a materially adverse impact on our consolidated revenues. For example, in the first nine months of 2008, our voice network system product revenues decreased 73% compared with the year ago period.

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

International sales and expenses represent a significant portion of our revenues and operating expenses, and we anticipate that international sales will continue to increase and to account for a significant portion of our revenues for the foreseeable future and that international operating expenses will continue to increase. International sales and expenses are subject to certain inherent risks, including the following:

•	adverse economic conditions in international markets, including the current credit crisis;

•	potential foreign currency exchange rate fluctuations, including the recent strengthening of the U.S. dollar;

•	unexpected changes in regulatory requirements and tariffs;

•	difficulties in staffing and managing foreign operations;

•	difficulties in competing effectively for international sales against international competitors;

•	longer payment cycles;

•	problems in collecting accounts receivable;

•	potentially adverse tax consequences.

•	the near and long-term impact of the instability in Iraq or other hostilities;

•	disruptions in business due to natural disasters, quarantines or other disruptions associated with infectious diseases or other events beyond our control; and

•	adverse economic impact of terrorist attacks and incidents and any military response to those attacks.

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

Although, to date, a substantial majority of our international sales have been denominated in U.S. currency, we expect that a growing number of sales will be denominated in non-U.S. currencies as more international customers request billing in their currency. Commencing in January 2006, we established local currency pricing in the European Union and the United Kingdom whereby we price and invoice our products and services in Euros and British Pounds. In addition, some of our competitors currently invoice in foreign currency, which could be a disadvantage to us in those markets where we do not. Further, with the recent credit crisis and strengthening of the U.S. dollar against other currencies, our products have become more expensive for our partners whose purchases are denominated in U.S. dollars, which may further disadvantage us relative to our competitors or negatively impact our margins. Our international operating expenses are denominated in foreign currency. As a result of these factors, we expect our business will be significantly more vulnerable to currency fluctuations, which could adversely impact our results of operations. For instance, particularly in the second quarter of 2006 and third quarter of 2007, our international operating costs increased as a result of the weakness in the U.S. dollar. These currency fluctuations were recorded in other income (expense) in our Consolidated Statements of Operations. We will continue to evaluate whether to, and are likely to decide to, expand the type of products we sell in selected foreign currencies in addition to the Euro and British Pound or may, for specific customer situations, choose to sell our products in foreign currencies, thereby further increasing our foreign exchange risk.

While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, we from time to time engage in currency hedging activities to mitigate currency fluctuation exposure. As a result, our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. In the third quarter of 2008, the Company incurred $0.7 million in hedging costs compared to $0.5 million in hedging costs in the second quarter of 2008, and earning $0.5 million in the first quarter of 2008, resulting in significant movements in our Other Income and Expense quarter over quarter. Also, due to the denomination of our European product sales in Euros and of our United Kingdom product sales in British Pounds, we have increased our hedging activity. However, we have limited experience with these hedging activities, and they may not be successful, which could harm our operating results and financial condition. In addition, significant adverse changes in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country, as discounts may be temporarily or permanently affected.

Difficulties we may encounter managing a substantially larger business could adversely affect our operating results.

If we fail to successfully attract and retain qualified personnel, our business will be harmed.

Our future success will depend in part on our continued ability to hire, assimilate and retain qualified personnel, including the additional sales personnel we hired in 2008 and the retention of key sales personnel as we move to a more direct-touch sales model. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel. In addition, the success of our recent expansion of our sales force is also dependent upon their ability to achieve certain productivity levels in an acceptable timeframe and any inability to do so could be disruptive to our business and have a material adverse impact on our operating results. For instance, we believe that execution by the sales team in the third quarter of 2007 was adversely impacted by distraction caused in part by the shift to a direct-touch sales model, as well as due to the ongoing integration of the SpectraLink operations at that time.

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

We transitioned the manufacturing of the products acquired as a result of the SpectraLink acquisition, which products were previously manufactured in Boulder, Colorado and through a third-party contract manufacturer in Mexico, to Celestica in Thailand and Benchmark Electronics in Alabama and Thailand. During the early stages of this transition, we experienced delays in the manufacturing and delivery of products to fulfill orders, which adversely impacted our revenues on these products in the fourth quarter of 2007. We may continue to experience such delays and a resulting adverse impact on revenues in future quarters as we ramp production with these third-party contract manufacturers.

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

If we fail to manage our exposure to the volatility and economic uncertainty in the global financial marketplace successfully, our operating results could be adversely impacted.

We are exposed to financial risk associated with the global financial markets, which includes, volatility in interest rates, uncertainty in the credit markets and the recent instability in the foreign currency exchange market.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal, maintain adequate liquidity and portfolio diversification while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a majority of our marketable investments include debt instruments of the U.S. government and its agencies, investment-grade corporate debt securities, bank certificates of deposit, corporate preferred equity securities that are primarily investment-grade rated and money market instruments denominated in U.S. dollars.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities, interest rate changes, the ongoing strength and quality of the global credit market and liquidity. Although most of the securities in our investment portfolio are investment-grade rated, the instability of the credit market could impact those ratings and our decision to hold these securities, if they do not meet our minimum credit rating requirements. If we should decide to sell such securities, we may suffer losses in principal value that have significantly declined in value due to the declining credit rating of the securities and the ongoing strength, quality and liquidity of the preferred equity’s market and the global financial markets as a whole. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments. For example, in the third quarter of 2008, we recognized losses totaling $0.9 million for investments we considered to be other than temporarily impaired. With the current instability in the financial markets, we could incur significant realized or impairment losses associated with certain of our investments which would reduce our net income. We may also incur further temporary impairment charges requiring us to record additional unrealized loss in accumulated other comprehensive income.

A significant portion of our net revenue and expenses are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily currencies in Europe and Asia. As a response to the risks of changes in value of foreign currency denominated transactions, we may enter into foreign currency forward contracts or other instruments, the majority of which mature greater than one year. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business. The translation of these foreign currency denominated transactions will impact net revenues, operating expenses and net income as a result of fluctuations in the U.S. dollar against foreign currencies. Accordingly, such amounts denominated in foreign currencies may fluctuate in value and produce significant earnings and cash flow volatility.

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

The Company’s future effective tax rates could be unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company’s deferred tax assets and liabilities, or changes in tax laws or their interpretation. For instance, a U.S. research and development tax credit expired at the end of 2007, but was subsequently reinstated for 2008. The adoption of SFAS 123(R) also added more unpredictability and variability to our future effective tax rates. In addition, the adoption of FIN 48 has also added more variability to our effective tax rates.

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

Over the past few years, we initiated significant investments in EMEA and Asia to expand our business in these regions. In EMEA and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our revenues, accounts receivable balances will likely increase as compared to previous years. Although from time to time we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepaid discounts, these additional incentives have lowered our profitability. In addition, the recent economic crisis, economic uncertainty or a downturn in technology spending in the United States and other countries has restricted the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy. For example, one of our large European distributors filed for bankruptcy in the fourth quarter of 2007 and one of Asian distributors filed for bankruptcy in the third quarter of 2008. Either of these conditions would harm our cash flow and days sales outstanding performance. Although in recent quarters our experience in collecting receivables has been good and we expect this trend to continue, there can be no assurance that it will continue.

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

Our stock price fluctuates as a result of the conduct of our business and stock market fluctuations and may be extremely volatile.

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

•	the announcement of new products or product enhancements by us or our competitors;

•	technological innovations by us or our competitors;

•	quarterly variations in our results of operations;

•	the acquisition of one of our competitors by a significantly larger company;

•	general market conditions or market conditions specific to technology industries; and

•	domestic and international macroeconomic factors, such as the credit crisis currently being experienced in the United States and internationally and the threat of a global recession.

In addition, the stock market continues to experience significant price and volume fluctuations related to general economic, political and market conditions. These fluctuations have had a substantial effect on the market prices for many high technology companies like us and are often unrelated to the operating performance of the specific companies. As with the stock of many other public companies, the market price of our common stock has been particularly volatile during the recent period of upheaval in the capital markets and world economy. This excessive volatility in our stock price is unpredictable and may continue for an indefinite period of time due to these extraordinary economic factors and instability in the global financial markets.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity based upon settlement date during the three months ended September 30, 2008:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
7/1/08 to 7/31/08	657,577	$22.81	657,533	$285,021,000
8/1/08 to 8/31/08	2,083,199	$26.95	2,078,239	$229,017,000
9/1/08 to 9/30/08	315,984	$28.49	315,976	$220,016,000

Total	3,056,760	$26.22	3,051,748

(1)	Includes 5,012 of shares repurchased to satisfy tax withholding obligations as a result of the vesting of shares of restricted stock units and restricted stock awards.

(2)	In May 2008, the Company’s Board of Directors approved a new share repurchase plan under which the Company may purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“2008 share repurchase plan”). In addition, the Company’s Board of Directors had approved a share repurchase plan under which the Company could repurchase shares in the open market from time to time with an aggregate market value of $250.0 million (“2005 share repurchase plan”). The 2005 Share Repurchase Plan was extended in May 2007 for an additional $250.0 million. As of September 30, 2008, all of the share repurchases authorized under the extended 2005 share repurchase plan had been completed, and the Company was authorized to purchase up to an additional $220.0 million of shares in the open market. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2008 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 3, 2008

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