Form 10-K
period 2008-12-31
POLYCOM INC
filed 2009-02-24
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 in Exchange Act)    Yes  ☐    No  ☒

As of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2008, was approximately $1,255,701,241. Shares of common stock held by each executive officer and director and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

83,580,549 shares of the Registrant’s common stock were outstanding as of February 13, 2009.

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

PART I

ITEM 1. BUSINESS

GENERAL

We are a leading global provider of high-quality, easy-to-use communications solutions that enable enterprise and public sector customers to more effectively collaborate over distance, time zones, and organizational boundaries. Our solutions are built on architectures that enable unified voice, video, and content collaboration.

Our business operates in three segments: Video Solutions, Voice Communications Solutions, and Services. Our Video Solutions segment is comprised of video communications products (such as telepresence, room, desktop, and personal video products) and infrastructure products (such as video and voice media servers, network management, security, streaming, and recording solutions) which in 2008 accounted for 52% of our revenues. Our Voice Communications Solutions segment includes our conference phone products, wired desktop voice products, and wireless handset voice products and accounted for 33% of our revenues in 2008. Our Services segment includes maintenance contracts for our products, as well as a wide range of professional service and support offerings to our resellers and directly to some end-user customers and accounted for 15% of our revenues in 2008. See Note 14 of Notes to Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin, segment inventory, and revenue by geography. A discussion of factors that may affect our operations is set forth in “Risk Factors,” in Item 1A.

Important drivers for Polycom products in the current economy are the need for companies to reduce costs and travel expenses while increasing their productivity and quickly achieving returns on their investments (ROI). With the globalization of the enterprise, Polycom technology—especially our high definition telepresence and video conferencing solutions—is redefining the way organizations are able to communicate and thus achieve their goals. Customers are also looking to Polycom for solutions that can help them to meet their goals regarding “green” initiatives and to comply with mandates to reduce their corporate carbon footprint. We believe the demand for solutions to meet these core business initiatives will increase over the next decade.

The shift from circuit-switched telephony networks to Internet Protocol (IP) based networks is enabling new technologies and continues to be a significant driver for Polycom’s collaborative communications markets and for our business. High Definition (HD) voice, video, and content is another key driver for Polycom. This significant improvement in quality provided by HD is enabling telepresence and other communications models that we believe approximate in-person communications. Strategically, Polycom is investing most of its research, development, sales, and marketing efforts into delivering a superior IP-based, HD collaborative communications solution, using Polycom proprietary technology in the evolving, standards-based IP communications environment. Our goal is to deliver best-of-breed HD collaborative communications solutions that integrate into any call management system or unified communications environment.

We have established relationships with leading communications and technology firms to work with us in developing, marketing, and distributing our products. We have formed strategic relationships with Avaya, Cisco, Nortel, and others to develop and market Voice-over-IP (VoIP) and video communications solutions. We also have a co-development and marketing agreement with Microsoft to integrate our respective desktop, conference room, and network hardware and software solutions, and we are one of two vendors that currently provide VoIP phones for Microsoft’s new Unified Communications telephony offering launched in the fourth quarter of 2007. In 2008, IBM became a Polycom Alliance Partner, signing an agreement that launches a number of service provider initiatives including development, consulting, and integration with Polycom products. Further, we have strategic relationships with service providers who provide managed IP-based communication services utilizing our products as part of their solutions. We sell our products through a broad network of channel partners that include distributors, value-added resellers, systems integrators, leading communications service providers, and retailers. We manufacture our products through a low-cost, outsourced model optimized for quality, reliability, and fulfillment agility.

We were incorporated in December 1990 in Delaware. Our headquarters is located at 4750 Willow Road, Pleasanton, California 94588, and our telephone number at this location is (925) 924-6000. Our Internet Web site address is www.polycom.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our Internet Web site under “Company > Investor Relations > SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC. Information on our Web site does not constitute a part of this Annual Report on Form 10-K. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet Web site (www.sec.gov) that contains reports, proxy and information statements and other information regarding us that we file electronically with the SEC.

Polycom and the Polycom logo are registered trademarks of Polycom, Inc. This Annual Report on Form 10-K also includes other trade names, trademarks, and service marks of ours and of other companies.

PRODUCTS AND SERVICES

Video Solutions

Our Video Solutions products offer customers a unified, end-to-end visual communication capability that enables geographically-dispersed individuals to communicate as naturally as if they were in the same room. Through Polycom video solutions, people can connect and collaborate with one another whether they are in a board room, meeting room, class room, at their desktop, or in mobile settings. Our video solutions include all of the elements of a collaborative visual communications experience: immersive telepresence, room telepresence, personal telepresence, room and desktop video conferencing, PC-based video applications, conference platforms and media servers, network management applications, recording and streaming servers, video content management applications, and security and remote access products.

Visual communication provides natural and effective collaboration experiences among individuals and teams separated by distance. With the increasing availability of high-speed wired and wireless networks, migration to IP communications, and advances in video technologies that include high definition (HD) and immersive telepresence, many enterprises and government organizations are seeking systems that enable real-time and on-demand video communication. Globalization, distributed and remote workforces, outsourcing, rising travel costs, and sustainability requirements are workplace realities that are driving organizations to implement tools that enable faster decision-making, faster time-to-market and greater returns on investment. Polycom’s collaboration-enabling solutions deliver a wide range of telepresence and video products, enhanced by our voice communications and content sharing products. We provide solutions suited for enterprise, government, education, healthcare, and other vertical markets. Our video communications products are compatible with recognized international standards and are in use throughout the world.

Polycom’s family of telepresence and video conferencing solutions encompasses offerings from immersive telepresence suites to desktop PC video clients and meet the needs of any user, from individuals in the field to large boardrooms and auditoriums. The Polycom® RealPresence™ Experience (RPX™) room environment, Polycom Telepresence™ Experience (TPX™) solution, Polycom HDX™ desktop video conferencing solution, Polycom Converged Management Application™ (CMA™) solution, Polycom VSX® video conferencing system and the V-series product lines comprise a suite of high-performance, cost-effective and easy-to-use personal, room and immersive telepresence and video conferencing systems that range in price from US$200 to US$695,000, depending on the features, functionality, and size of system. Multiple options exist to incorporate high resolution data sharing and collaboration into a video conference. The Polycom People+Content™ family of peripherals allows users of our Polycom HDX, VSX and V-series products to more easily incorporate content, documents and audiovisual effects into their video conferencing sessions.

As enterprises, educational institutions, government agencies, and other organizations look to provide integrated video, voice and content sharing applications, they face the challenge of interconnecting various network topologies, network protocols, transmission speeds and end-point devices. These customers require systems designed to address these complex interoperability, multipoint connectivity and security requirements. In this context, we believe the service provider market will remain important to our business as service providers purchase our infrastructure products to provide managed voice and video services to their customer base. Polycom infrastructure products (which we previously referred to as our network systems products) must ensure a consistent level of high-quality service by intelligently matching end-user applications to available network resources. Further, our infrastructure products must satisfy resellers who demand video, voice, and content communications sessions that are easy to establish, manage, archive, and stream.

We introduced the Polycom RMX 2000™ multipoint conference platform in February 2007. The Polycom RMX 2000 platform provides a multi-network, unified HD conference infrastructure to support emerging video applications such as desktop collaboration, high definition multipoint conferences, and immersive telepresence. The scalable Polycom RMX 2000 simplifies the delivery and management of multiparty conferences within enterprises and through service provider networks. In 2008, the Polycom RMX 1000™ conference platform was introduced to address the needs of smaller organizations and branch offices in large enterprises. The Polycom RMX series of conference platforms addresses the growing demand for high performance video infrastructure that flexibly supports both the latest in HD and legacy video conference systems, as well as extensive deployments of desktop video collaboration. List prices for the standards-based systems ranges from US$22,000 to US$139,000, depending on configuration. The Polycom MGC™-25, Polycom MGC™-50 and Polycom MGC™-100 traditional conference platforms provide the ability to join a multipoint video call regardless of the type of endpoint or network, and are customizable to unique enterprise, vertical, and service provider requirements. List prices for the Polycom MGC series range from US$20,600 to US$541,300 depending on configuration and features. The Polycom ReadiVoice® conferencing solution is a carrier-class reservationless voice conferencing system designed to provide maximum system availability and flexibility with virtually zero downtime. Our ReadiVoice solution has list prices ranging from US$200,000 to US$1.8 million, depending on the configuration and number of ports purchased.

Polycom video solutions also include applications that enable the easy integration and management of a customer’s network and endpoints. The Polycom Converged Management Application (CMA) solution, launched in November 2008, is a comprehensive video network management solution that vastly simplifies the provisioning, management, and ease of use of desktop, room, and telepresence deployments across an organization. The Polycom CMA solution gives IT administrators tight control of all desktop, room, and telepresence visual communication systems, as well as video call activity across their distributed enterprise network. The Polycom CMA solution also helps streamline workflows through centralized management of conferences, devices, and systems and provides gatekeeping, scheduling, and directory management. IT administrators can automate software updates and establish policy-based provisioning of endpoint and infrastructure capabilities, as well as manage bandwidth based on network topology, business requirements, and operational needs. The Polycom CMA Desktop solution is a highly scalable, PC-based desktop video software application that allows users to create contact ( or buddy) lists from a corporate directory and then easily launch video calls by clicking on contacts (or buddies). The application allows users to see presence details (such as online, offline, available, and busy) for software and hardware video devices in their contact list and then easily connect to other users, or any standards-based video conferencing systems, including personal, room, and immersive telepresence solutions. It supports standards-based, high-quality visual communication previously unavailable in a desktop video application, including the ability to receive HD video, HD voice, and multimedia content including presentations, videos, and images in full, native resolution. The Polycom CMA solution, which includes seat licenses that can be used for endpoints, infrastructure, and Polycom CMA Desktop, is available globally and has list prices starting at US$21,000. Polycom solutions are available through certified Polycom channel partners.

The Polycom Distributed Media Application™ (DMA™) 7000 solution is a network-based application that manages and distributes multipoint video calls and conferences within an enterprise network environment. The Polycom DMA 7000 product is designed to unify visual communication infrastructure, improve the efficiency and performance of video calls on an enterprise network, and make it easier and more cost-effective for organizations to deliver highly reliable on-demand video conferencing services enterprise wide. It is designed to integrate with the Polycom RMX 2000 conferencing platform and Polycom CMA 5000 and Polycom CMA 4000 management applications. Our DMA 7000 has list prices starting at US$68,000 per system.

The Polycom RSS™ 2000 video recording and streaming solution enables recording and streaming of multimedia conferences and presentations. The Polycom RSS 2000 server allows users to start recording from any type of video conferencing endpoint, using simple commands such as Start, Pause, and Stop. Up to 400 hours of stored content can be accessed from any IP endpoint or personal computer, so employees can easily access valuable company knowledge at their convenience. The Polycom RSS 2000 server has a list price of US$15,000. In addition, the Polycom RSS 2000 works with the Polycom Video Media Center™ (VMC) for even greater flexibility to manage and play streamed or stored conferences and video content. The Polycom VMC 1000 enables customers to store, manage, and protect video assets (including recordings of video conferences, training sessions, lectures and other meetings as well as the associated documents, presentations, and data). The Polycom VMC 1000 makes it easy to search for and access videos, and allows administrators to track and report who has watched which videos and for how long. Additionally the Polycom VMC 1000 includes lightweight directory access protocol (LDAP) integration and multiple layers of security including password protecting the unit, channels, and individual videos; now each department can securely store confidential information that can be accessed only by specific groups and individuals. The Polycom VMC 1000 starts at a list price of US$61,300.

Finally, the Polycom Video Border Proxy™ (VBP™) NAT/Firewall traversal solutions remove communication barriers and allow remote teams to collaborate more effectively over video. Supplanting or integrating with existing firewalls to provide a trusted route for remote users into room and personal telepresence and traditional video conferences, the Polycom VBP Series also optimizes video quality by prioritizing video traffic over data traffic and providing both shortest-path routing and traffic shaping—both ways to control computer network traffic to enhance performance. The VBP Series list price ranges from US$1,300 to US$67,000.

Voice Communications Solutions

Our Voice Communications Solutions products enhance business communications in the conference room, on the desktop and in enterprise mobility applications. Polycom voice solutions deliver clear voice communications in telephone conversations and conference calls, a critical communications element in any business or public sector organization. Our mobility solutions increase the productivity of individuals whose work requires significant mobility in their building or across their campus.

The convergence of voice and data networks is allowing VoIP telephony systems to address many needs of today’s enterprises, including reducing costs, introducing new productivity enhancing applications, simplifying network management, and converging voice and data networks. VoIP telephony systems enable corporations to distribute a single network across multiple offices or remote locations, and to reduce the cost of managing communications networks by allowing remote provisioning. These converged systems also provide a platform for enterprises to rapidly build applications to meet specific business demands. A majority of our voice communications products are based on VoIP technology either over wired or wireless IP networks. A majority of our products also utilize IP connectivity to enable application capabilities to enhance the productivity of users in both vertical markets such as healthcare, retail, hospitality, and manufacturing, as well as in small and medium-sized business (SMB) and enterprise environments.

The Voice-over-IP ecosystem includes call management suppliers for on-premise call servers and soft-switches for network based call server platforms. Through our VIP (VoIP Interoperability Partner) program, we have established relationships with approximately 30 technology partners for VoIP call managers, including Adtran, Alcatel-Lucent, Avaya, BroadSoft, Cisco, Digium, Interactive Intelligence, Metaswitch, Nortel, Sphere Communications, Sylantro (which was acquired by Broadsoft in December 2008), and others to collaborate in the development, marketing, and distribution of our VoIP products.

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

Our conference phones are used by businesses to conduct high quality, effective audio conference calls in conference rooms. The product line consists of Polycom VoiceStation® products for smaller rooms, Polycom SoundStation® conference phones for midsize rooms, and Polycom SoundStation IP for conference room solutions for VoIP based telephony networks. Our conference phone products generally have list prices ranging from US$309 to US$1,339, depending on the model selected.

The Polycom SoundStructure™ and Polycom Vortex® series of installed voice conferencing products provide solutions for larger, high-end conference rooms, training rooms, auditoriums, courtrooms, classrooms and other permanent installations. These integrated room solutions can be used as a standalone audio system or can be used in combination with a video system to significantly enhance voice quality and microphone pick up. Depending upon the model, list prices on our SoundStructure and Vortex product lines generally range from US$2,059 to US$8,239.

The Polycom SoundPoint® series of standards-based Session Initiation Protocol (SIP) desktop phones provide superior audio quality and rich features to address desktop communications requirements of businesses. The SoundPoint product line consists of the 300, 400, 500, and 600 series phones, with increasing features and functionality. The 450, 550, 560, 650, and 670 desktop phones incorporate HD Voice to deliver wideband voice quality. The complete SoundPoint product line is based on a common software architecture to ensure compatibility for all devices with our VoIP solution partners. Our SoundPoint IP desktop VoIP products generally have list prices ranging from US$139 to US$629, depending upon the model selected. We are one of two vendors that currently provide VoIP and USB phones for Microsoft’s new Unified Communications telephony offering launched in the fourth quarter of 2007. Our CX family of Microsoft OCS phones have list prices ranging from US$135 to US$619.

The Polycom Communicator™ Speakerphone is our entry into the PC-based Voice and Video over IP (V2oIP) and Voice over Instant Messaging (VoIM) markets. The Polycom Communicator improves the usability of PC-based IP softphone applications by utilizing Polycom’s high definition, full-duplex, hands-free voice quality. We provide the Polycom Communicator through our partnerships with Microsoft, Skype, BroadSoft, and others for a list price of US$139.

Polycom’s Wireless products address the demand for on-premise mobility and increased productivity from small businesses to enterprises and in vertical market segments such as healthcare, large retail, manufacturing, and high-end hospitality. Polycom offers three wireless product lines including Polycom SpectraLink® Wi-Fi, Polycom SpectraLink Proprietary, and Polycom KIRK® DECT offerings. These mobility products are sold through our channels and are also provided through OEM partners such as Avaya, Nortel, and Alcatel-Lucent, 3COM, and NEC and specialized system integrators. We also have an established Voice Interoperability for Enterprise Wireless (VIEW) testing program that includes 15 Wi-Fi infrastructure vendors including leaders such as Cisco Systems, Trapeze Networks, Aruba Networks, and Meru Networks to collaborate on wireless infrastructure interoperability. The SpectraLink product line has list prices ranging from US$359 to US$1,200 per user. The KIRK DECT product line includes handsets which range in list price from US$200 to US$775 and infrastructure products whose list prices range from US$850 to US$3,500.

Services

We offer a comprehensive line of professional and support services to our customers on a global basis. These services are offered directly by us and through our worldwide channel partner network.

For the ongoing support of our end-user customers, we provide maintenance services that include telephone support, software upgrades and updates, parts exchange, on-site assistance, and direct access to our support engineers for real-time troubleshooting of our solutions. We also offer installation and implementation services and a broad range of training offerings. Our training program provides our resellers and end-user customers with educational services to ensure effective usage and operation of our products with training facilities worldwide.

We believe that service and support are critical components of customer satisfaction. We have invested in new spare parts depots and now have warehouses worldwide to provide better service to our global customer base. We have also invested in an extensive Customer Relationship Management System and Knowledgebase to expand our capabilities of on-line support and infrastructure. Our support services are flexible and available for every Polycom solution deployed in IP, legacy or mixed network environments.

Polycom offers a variety of Professional Services solutions that include assessments, implementation services, network consulting services, wireless services application integration, and advanced project management services. In 2008, Polycom launched a Go Green Assessment professional service that guides customers in the reduction of their carbon footprint through the use of Polycom solutions.

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

In addition, Polycom’s Video Network Operations Center (VNOC) service provides customers with operations management for their Polycom RPX™ and TPX™ telepresence suites. Our VNOC services are available in two models – Hosted and Managed. Hosted VNOC service offers access to unlimited HD Multipoint Conferencing, using our HD Multipoint Conferencing resources. Managed VNOC service provides remotely managed services of a customer’s dedicated, on-site Telepresence HD Multipoint Conferencing resources by Polycom telepresence experts.

SALES AND DISTRIBUTION

We market and sell our products through a worldwide network of channel partners, which includes distributors, value-added resellers, strategic partners, service providers, and retailers. In some cases, we market and sell our products directly to leading communications service providers. These partners include Avaya, Cisco Systems, Digital China, FVC, Hon Hai Precision Industry, Imago Micro, Ingram Micro, Nanjing Southern Telecom, Otsuka Shokai Corporation, Princeton Technology, ScanSource (T2 Supply and Catalyst), SKC Communication, Solutionz, Tech Data, Verizon, and Westcon. Many of these partners sell a variety of communication products and/or services and, when combined with our products, offer a complete product portfolio.

Polycom has a direct-touch sales strategy that enables us to build and maintain close working relationships with our enterprise and public sector customers by working directly with our end-user customers in addition to through our partners. This direct-touch approach to sales and marketing is best suited for our Video Solutions products and some of our Voice Communications Solutions products. A portion of our Voice product business is sold on a transaction basis by our channel partners and, as such, has very little or no direct interaction with our sales force. Even with our direct-touch sales approach, our products are almost always fulfilled through one of our channel or strategic partners. With collaborative communications becoming a priority network application and with the scale of our business increasing, in 2008 we continued to invest more in our sales force to more fully capture the opportunity for customer adoption.

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

We typically ship products within a short time after we receive an order and, therefore, backlog is not necessarily a good indicator of future revenues. We include in backlog open product orders for which we expect to ship or services for which we expect to bill and record revenue in the following quarter. Once billed, any unearned service revenue is included in deferred revenue. As of December 31, 2008, our order backlog was $60.5 million, as compared to $57.7 million at December 31, 2007.

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

A substantial majority of our revenue is from value-added resellers, distributors, service providers and retailers. In 2008, one channel partner accounted for more than 10% of our Video Solutions segment revenues. No one channel partner accounted for more than 10% of our total net revenues or of our Voice Communications Solutions or Services segment revenues in 2008. In 2007, no one channel partner accounted for more than 10% of our total net revenues or of our Video Solutions, Voice Communications Solutions or Services segment revenues. In 2006, one channel partner accounted for both 10% of our total net revenues and 10% of our Video Solutions segment revenues. No one channel partner accounted for more than 10% of our Voice Communications Solutions or Services segment revenues in 2006. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

ACQUISITIONS AND STRATEGIC INVESTMENTS

We believe that making strategic acquisitions and minority strategic investments is a good use of capital that can add value to Polycom’s solutions with our strategic partners and to our end-user customers. In early 2007, we completed two acquisitions: Destiny Conferencing Corporation (“Destiny”), a telepresence solutions company, and SpectraLink Corporation (“SpectraLink”), a leading provider of on-premises wireless handset solutions. The Destiny acquisition gave us the core competency to compete effectively in the fast-growing telepresence market, leveraging our in-house HD video, HD voice, and HD content expertise. The SpectraLink acquisition enabled us to leverage our brand, channels, and technology, and to expand our offering from wired voice products into mobility solutions.

COMPETITION

We continue to face significant competition for our video solutions and voice communications solutions products, which, by their nature, are subject to rapid technological change. For our video communications products, our major competitors include Tandberg, Cisco Systems, Hewlett-Packard and a number of other companies including Aethra, Huawei, Kedacom Technologies, LifeSize, Sony and ZTE, as well as various smaller or new industry entrants. Some of these companies have substantial financial resources, as well as production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, Tandberg has a strategic relationship with Cisco Systems, whereby Tandberg provides Cisco Systems with technology that is co-branded and sold by Cisco Systems. We believe we will face increasing competition from alternative video and collaboration solutions that employ new technologies or new combinations of technologies. We expect competition to increase in the future in this area.

Our video solutions infrastructure products experience significant competition from Tandberg, which acquired Codian in August 2007; RADVISION; Cisco Systems, which resells RADVISION’s products; Huawei; and various smaller or new industry entrants.

In voice communications solutions, our major competitors include ClearOne Communications, Konfitel, Mitel and other companies that offer lower cost, full-duplex speakerphones. In the VoIP desktop space, we also face competition from Aastra, LG-Nortel, Linksys, Snom and Thompson, in addition to several other low cost manufacturers in Asia and Europe that are emerging. There are also notable PBX and IP Call Manager manufacturers that compete in the standards based IP space, including Alcatel, Avaya, Cisco Systems, Mitel, Nortel and Siemens. Furthermore, many major telephony manufacturers produce hands-free speakerphone units that cost less than our voice communications solutions products. With respect to our SpectraLink product lines, our primary competitors include Ascom, Cisco Systems, Hitachi Cable, Motorola, Samsung and Vocera. The

overall market in the consumer segment is highly competitive, and many of such competitors may have greater financial, technical, research and development, and marketing resources than we do. In addition, mature DECT standard-based products previously marketed by large telecom companies in markets outside the U.S. are being introduced in the U.S., which may be lower-priced than our SpectraLink 6000 and SpectraLink 8000 offerings. Enterprise adoption of standards for wireless LAN and VoIP may lead to the commoditization of wireless telephone technology and the availability of low-cost alternative products. Other purchasers may prefer to buy their wireless telephone systems from a single source provider of wireless local area networks, or LANs, such as Cisco Systems, which provides wireless infrastructure and wireless telephones.

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

Research and development expenses, including investments in our core technologies, are expensed as incurred and totaled approximately $135.3 million in 2008, $139.0 million in 2007 and $114.3 million in 2006. We intend to continue to make substantial investments in product and technology development. We also intend to continue to participate in the development of various teleconferencing industry standards, which are or may be incorporated into our products.

CUSTOMER SERVICE AND SUPPORT

We believe that service and support are critical components of customer satisfaction. Although our resellers maintain and provide technical support to their end-user customers, we provide a wide range of service and support offerings to our resellers, service providers and directly to some end-user customers. Service revenues for our video solutions and voice communications solutions products are included in our Services segment. See Note 14 of Notes to Consolidated Financial Statements.

We provide warranty support for all of our products. The warranty period is generally one to three years for hardware products and ninety days for software media and repaired parts. In addition to warranty, we provide professional services offerings. Professional services consist of planning and needs analysis for end-users; design services, such as room design and custom solutions, providing customized videoconferencing solutions to meet each end-user’s unique requirements; and project management, installation and training, which provide end-users with effective implementation of videoconferencing systems and the transition to IP networks. Additional professional service offerings include benchmarking and best practice assessments, as well as voice conferencing integration. All services are sold both directly to end-user customers and through our resellers. Service programs for local and international resellers range from reselling our service offerings to providing back-end support for servicing end-users. All maintenance services are delivered on a worldwide basis from several Technical Support Centers located in the United States, Canada, United Kingdom, Mexico, Argentina, Brazil, Chile, Columbia, Australia, South Africa, Japan, China, Singapore, Thailand, and India. Spare parts are stocked at strategic locations around the world to meet response time commitments to customers and resellers. We utilize direct field service staff, as well as resellers and third-party service providers, to perform installation and on-site repairs. We deliver all other services through a combination of in-house personnel and outside contractors. In addition, a technical service center hotline provides a full range of telephone support to our resellers and to end-user customers, and we offer electronic support via the World Wide Web. We maintain contracts with a number of different vendors throughout the world to provide certain services, including front line technical telephone support in North America, on-site field support and logistics.

MANUFACTURING

We subcontract the manufacturing of essentially all of our voice and video endpoint products to Celestica, a third-party contract manufacturer. We use Celestica’s facilities in Thailand, China and Singapore. These products are then distributed through warehouses located in Hong Kong, The Netherlands, Thailand, and Tracy, California. Our DECT wireless voice products are produced by us in a vertically integrated factory in Horsens, Denmark. Our telepresence product line is produced by us in a production facility in Dayton, Ohio. Further, the key components of our video solutions infrastructure products are manufactured by third parties in China, Taiwan, Israel, and Colorado, and the final system assembly, testing and configuration is performed by us. These products are distributed directly from our manufacturing locations in Israel, China, Colorado and Thailand.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

While we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights, we believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are also essential to establishing and maintaining a technology leadership position. We currently have over one hundred and seventy United States patents issued covering our products. The expiration of these patents range from 2009 to 2023. In addition, we currently have over one hundred and sixty non-U.S. patents issued whose expirations range from 2009 to 2028. Further, we have approximately one hundred and thirty published United States patent applications pending covering our conferencing and our infrastructure products and approximately one hundred and ninety non-U.S. patent applications pending. Polycom, SoundStation Premier, ShowStation, SoundPoint, SoundStation, ViewStation, VoiceStation, ReadiManager, ViaVideo, SpectraLink, KIRK, VSX, SoundStation product configuration, Polycom logos and others are registered trademarks of Polycom, and, iPower, iPriority, HD Voice, V2IU, Ultimate HD and others are trademarks of Polycom in the U.S. and various countries. According to federal and state law, Polycom’s trademark protection will continue for as long as we continue to use our trademarks (in common law countries) and/or maintain our registrations (in civil law countries) in connection with the products and services of Polycom.

We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, Delcom, Simtrol, Skelmir, SNMP, and Software House, video algorithm protocols from DSP and ATT/LUCENT, Windows software from Microsoft, development source code from Avaya, In Focus Systems Inc., Nokia, Vocal Technologies Ltd., Wind River, Ingenient and Avistar, audio algorithms from Telchemy, D2, Nortel Networks, Sipro, Telogy and Voiceage, and communication software from Spirit and Troll Tech. We have a patent cross-license agreement with Avistar Communications, Inc. and Collaboration Properties, Inc., a wholly-owned subsidiary of Avistar, whereby non-exclusive, fully paid-up, worldwide patent licenses to each party’s respective patent portfolios were granted. We also have patent cross-license agreements with Tandberg ASA, Tandberg Telecom AS and Tandberg, Inc, whereby non-exclusive, fully paid-up, worldwide patent licenses to each party’s respective patent portfolios were granted. In addition, certain of our products are developed and manufactured based largely or solely on third-

party technology. These third-party software licenses and arrangements may not continue to be available to us on commercially reasonable or competitive terms, if at all. The termination or impairment of these licenses could result in delays or reductions in or the elimination of new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business and results of operations.

EMPLOYEES

As of December 31, 2008, we employed a total of 2,648 persons, including 1,349 in sales, marketing and customer support, 707 in research and product development, 287 in manufacturing and 305 in finance and administration. Of these, 1,201 were employed outside of North America. We have experienced no work stoppages and believe our relationship with our employees is good.

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

Global economic conditions are likely to materially adversely affect our revenues and harm our business.

Economic conditions worldwide have contributed from time to time to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to these adverse changes in general economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods, including most recently in the fourth quarter of 2008, and have created significant and increasing uncertainty for the future and have caused us to be cautious about our future outlook. The current recession, the continuing credit crisis that has affected worldwide financial markets, the extraordinary volatility in the stock markets, other current negative macroeconomic and global recessionary factors, and uncertainty or further weakening in key vertical or geographic markets, are expected to continue to negatively impact technology spending for our products and services and may materially adversely affect our business, operating results and financial condition.

Further, current global economic conditions have resulted in a tightening in the credit markets, low liquidity levels in many financial markets, and extreme volatility in credit, equity, foreign currency and fixed income markets. These economic conditions negatively impact our business, particularly our future revenue potential and the collectability of our accounts receivable, by causing the inability of our customers to obtain credit to finance purchases of our products and services, customer or partner insolvencies or bankruptcies, such as with our partner Nortel’s bankruptcy announcement in January 2009, decreased customer confidence to make purchasing decisions resulting in delays in their purchasing decisions, decreased customer demand or demand for lower-end products, and decreased customer ability to pay their obligations when they become due to us.

We believe our voice communications solutions products are more susceptible to general economic conditions than our other products, which has lead to longer sales cycles for our voice products and slower year-over-year growth of revenues from the voice product line. In particular, while we believe that our video product lines may be better able to sustain the impact of current economic conditions and recessionary and other factors, our voice products do not provide the same return on investment profile that we believe our video products provide to customers who are curtailing travel and other related expenditures in a down economy, making our voice products more susceptible to the current economic downturn. Further, although we believe our video solutions products offer a rapid return on investment, tightened corporate budgets and capital expenditures in this economic environment will likely negatively impact our video solutions product revenues.

Economic pressures have also caused us to carefully control our expenses through programs such as headcount reductions, reduced discretionary spending, deferral of nonessential projects, salary freezes, and encouraged paid time-off programs. Although we believe such measures to be prudent given the current economic outlook, certain of these initiatives may cause us to underspend in areas later determined to be essential to the future growth of the business, negatively impact short- and long-term research and development and go-to-market productivity, or negatively impact employee morale and retention and may, as a result, adversely impact our future ability to effectively compete once economic conditions improve. Further, the tightening of our budgets and the cost control measures being taken by us in this period of economic downturn have caused us to defer infrastructure improvement projects, such as software upgrades, which may handicap the growth of our business in future periods.

Our quarterly operating results may fluctuate significantly and are not necessarily a good indicator of future performance.

Our quarterly operating results have fluctuated in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control or can be difficult to predict. These factors include, but are not limited to:

•

the impact of the current recession, including the restricted credit environment impacting the credit of our partners and end user customers, and indications that these conditions and recessionary factors are spreading rapidly to other countries and will more heavily impact our global financial performance in future quarters;

•	our ability to effectively compete and grow our infrastructure product sales, which if unsuccessful, would reduce our revenues and negatively impact our gross margins;

•

fluctuations in demand for our products and services, principally due to (i) the changing global economic environment, (ii) increased competition as we have seen in Asia, particularly in China and India, across all product lines and globally with respect to video solutions product lines, (iii) the development of new partnerships, such as the relationships between Tandberg and Cisco Systems and Tandberg and Hewlett-Packard in the video solutions product line, (iv) increased competition from larger companies like Cisco Systems and Hewlett-Packard and (v) the introduction by our competitors of new products that may be considered more technologically advanced than the products that we offer and that are introduced in the market more rapidly than we can offer them;

•	the impact of the volatility of the U.S. dollar, which could result in delays in purchasing our products or lower average selling prices to offset, affecting both revenues and gross margins;

•	the impairment of investments, including the corporate debt and preferred equity securities in our investment portfolio, as well as our strategic investments or other assets;

•	the prices and performance of our products and those of our existing or potential new competitors, which can change rapidly due to technological innovations;

•	the timing, size and mix of the orders for our products;

•	the impact of new product introductions which typically have lower gross margins for a period of time after their introduction;

•

the negative impact of the growth of our VoIP product sales on sales of our circuit-switched products and whether VoIP product sales will serve as an effective driver for sales of our IP-based video solutions, as we anticipate;

•

the level and mix of inventory that we hold to meet future demand, including the impact of our efforts to reduce our air freight shipments in favor of ocean shipments, which would increase inventories and may increase our product lead times;

•	changes in effective tax rates which are difficult to predict due to, among other things, the timing and geographical mix of the earnings and potential new rules and regulations;

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

Competition that we face in our markets is intense, and in the current economic environment, will likely intensify and place increased pressure on average selling prices for our products. The principal competitive factors in the markets in which we presently compete and may compete in the future include:

•

the ability to provide and sell a broad range of products and services that are responsive to changing technology and changing customer requirements and our ability to bring such products to market more rapidly than our competitors do;

•	the ability to appropriately and competitively price our products;

•	product performance;

•	the ability to introduce new products;

•	the ability to reduce production costs;

•	the ability to provide value-added features and functionality;

•	the ability to successfully integrate our products with, and operate our products on, existing customer platforms;

•	the ability to offer new products that require a more direct-touch sales model;

•	market presence and brand recognition; and

•	the ability to extend credit to our partners.

We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our current or future competitors, or our delay in bringing new products to market to compete with competitive products, could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be a reduction in the prices of our products and our competitors’ products, the introduction of additional lower priced competitive products or the introduction of new products or product platforms that render our existing products or technologies obsolete. For example, video infrastructure product revenues declined sequentially in the first and second quarters of 2007 and again in the first and second quarters of 2008, and could decline again in the future.

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

We face significant competition in the video solutions industry. For our video conferencing end points, our major competitors include Tandberg, Cisco Systems, Hewlett-Packard and a number of other companies including Aethra, Huawei, LifeSize and Sony, as well as various smaller or new industry entrants. We face competition for sales of our RPX and TPX telepresence solutions and related services from Cisco Systems, Hewlett-Packard, Tandberg, Teleris and others. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, which may result in our having to increase our spending on marketing, and we may not be able to effectively compete against these companies due to their size. In addition, with the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video conferencing products, including companies with greater financial and other resources, greater brand recognition or greater access to top-level executives than we have, or may partner with companies which have more substantial resources and production, sales, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products and to bring their products to market or respond to changing technologies more rapidly than we can, or that may be more adept in responding to rapidly changing market conditions or changing technologies than we are. These factors could negatively impact our video revenues as customers assess such new technologies or wait to make purchases until sales prices for such next generation products fall. Conversely, new product adoption may grow at such rates that we are unable to keep up with increasing demand due to our size, resources, need to establish new partnerships, or other factors. Also, strategic partnerships are regularly being formed and announced by our competitors, such as the video partnership announced in January 2007 between Hewlett-Packard and Tandberg, which may increase competition and result in increased downward pressure on our product prices. Direct competition for telepresence product sales against larger competitors like Cisco Systems and Hewlett-Packard, may also result in increased downward pressure on our product prices, as well as cause us to invest more in sales and marketing in order to compete effectively.

We have lost group video conferencing sales opportunities to our competitors, including Tandberg, and also to competitors in China who sell at lower price points than we do. We expect to continue to face stiff competition, and our competitors may gain market share from us, due in part to their strategic relationships and their latest product offerings. In addition, we believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies. In addition, Cisco Systems, Hewlett-Packard, IBM, Microsoft or other large companies with resources substantially larger than ours could enter any of our markets through acquisition of a direct competitor, which would significantly change the competitive landscape. Further, the commoditization of certain video conferencing products could lead to the availability of alternative, lower-cost video conferencing products than ours and, accordingly, drive down our sales prices and negatively impact our revenues.

Our video solutions infrastructure products experience significant direct competition from Tandberg, which acquired Codian in August 2007, RADVISION, Cisco Systems, which resells RADVISION’s products, Huawei, and various smaller or new industry entrants. Tandberg’s acquisition of Codian has strengthened their infrastructure product offerings and continues to result in increased competition from Tandberg against our total video solutions offering, and has negatively impacted our video solutions revenues, as well as our market position with respect to video conferencing and infrastructure offerings. Our video solutions infrastructure product revenues declined sequentially from the fourth quarter of 2004 through the second quarter of 2006 as well as in the first and second quarters of 2007 and the first and second quarters of 2008 as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures. Although we launched our next generation video network system platform (RMX 2000™) in 2007 and intend to launch new infrastructure product offerings, including enhancements to existing products, in the future, these new product offerings may be delayed or may not have as much of a positive impact on our video solutions revenues as we anticipate. As a result, we may continue to lose market share with respect to our video solutions infrastructure products, as we have experienced in previous quarters.

The market for voice communications equipment, including voice conferencing and desktop equipment, and wireless voice devices is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. Further, we believe that the market for voice communication products may be more sensitive to economic conditions than our video solutions products. In voice communications solutions, our major conference phone competitors include Aethra, ClearOne Communications, Konftel, Mitel, Yamaha and other companies that offer lower cost, full-duplex speakerphones. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that cost less than our voice communications products. Our major VoIP desktop competitors include Aastra, LG Nortel, Linksys, a division of Cisco Systems, Snom and Thompson, in addition to several low cost manufacturers in Asia and Europe that are emerging. We have also recently introduced a range of high definition VoIP devices from personal speakerphones to executive desktop devices enabling integration with Microsoft Office Communications Server 2007. Some of these products will directly compete with products offered by LG Nortel. In addition, there are PBX and IP Call Manager manufacturers that compete with standards based IP products including Alcatel-Lucent, Avaya, Cisco Systems, Mitel, Nortel and Siemens. A significant portion of our VoIP desktop product revenues come from Internet Telephony Service Providers (or ITSPs) that use a hosted call server platform from one business partner. If that partner were to be acquired by a competitor, or if potential customers for our VoIP desktop products use or move to other platforms, our VoIP desktop revenues could suffer, possibly materially.

With respect to our wireless product lines, our competitors include Aastra, Hitachi Cable and Linksys for small business and entry-level products. Our KIRK wireless products compete with offerings from DECT providers such as Aastra, Alcatel-Lucent, Ericsson and Siemens. Our SpectraLink wireless products compete with proprietary and Wi-Fi-based products from Ascom, Cisco Systems, Motorola, Siemens and Vocera. The overall market in the wireless segment is highly competitive, and many of such competitors may have greater financial, technical, research and development, and marketing resources than we do. In addition, mature DECT standard-based products previously marketed by large telecom companies in markets outside the U.S. are being introduced in the U.S., which may be lower-priced than our SpectraLink and KIRK offerings. Enterprise adoption of standards for wireless LAN and VoIP may lead to the commoditization of wireless telephone technology and the availability of low-cost alternative products. Other purchasers may prefer to buy their wireless telephone systems from a single source provider of wireless local area networks, or LANs, such as Cisco Systems, who provides wireless infrastructure and wireless telephones.

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

In addition, it is possible that we will see increased competition in all of our product lines to the extent that one or more of our competitors join together either through mutual agreement or acquisitions to form new partnerships to compete against us. These competitors on a stand-alone basis or on a combined basis could have more substantial financial resources and production, sales, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. Further, the economic downturn may incent partners of ours with whom we do not currently compete to become competitors of ours as a means of growing their business in a difficult economic environment.

We face risks associated with developing and marketing our products, including new product development and new product lines that require a more direct-touch sales model.

Our success depends on our ability to assimilate new technologies in our products and to properly train our channel partners, sales force and end-user customers in the use of those products.

The markets for video solutions and voice communications solutions products are characterized by rapidly changing technology, such as the recent demand for high definition video technology and lower cost video infrastructure products, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, proper positioning of new products in relation to our total product portfolio and their relative pricing, our ability to price our products competitively while maintaining favorable product margins, differentiation of new products from those of our competitors, and market acceptance of these products. Other factors that may affect our success include, properly addressing the complexities associated with compatibility issues, channel partner and sales force training, technical and sales support, as well as field support.

Further, as our product portfolio expanded and as we entered into product lines that require a more direct-touch sales model and that require more complex negotiations, such as our RPX and TPX product lines, we have made key strategic investments in additional sales and marketing personnel in 2008. It has taken time for us to hire additional key sales and marketing talent in such numbers that we believe are required to compete effectively both domestically and internationally and then further time for such new personnel to receive training and to become familiar with our product lines and services. Ultimately, it is possible that our increased investments in this area may not yield the financial results that we hope to achieve from such investments as quickly as anticipated, or at all. In addition, in our high end video solutions, such as telepresence, that typically require direct high touch sales involvement with potential customers, we compete directly with large, multi-national corporations, such as Cisco Systems and Hewlett-Packard, who have substantially greater financial, technical and executive resources than we do, as well as greater name recognition and market presence with many potential customers.

We continually need to educate and train our channel partners to avoid any confusion as to the desirability of the new product offering compared to our existing product offerings. During the last year, we launched several new product offerings, and there is a risk that these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any product until they determine if these products are more desirable products than our other products. We alsorecently introduced our RMX 2000 and RMX 1000 conferencing platforms, which provide the next generation of conferencing infrastructure and may have a negative impact on the sales of our MGC™ media servers, which they did in the first quarter of 2008, and the HDX 4000™, our high definition executive desktop product, which could have a negative impact on sales of our existing executive desktop product. We believe that the anticipated announcement of our HDX 8000™ video conferencing product, our high definition video conferencing product for small- to medium-sized conference rooms, temporarily delayed sales of our HDX 9000™ video conferencing product, our high definition video conferencing product intended for larger conference room settings, in the third quarter of 2007. Such delays in purchases could adversely affect our revenues, gross margins and operating results in the period of the delay. Conversely, the introduction of new products such as the HDX 7000™ video conferencing product for smaller conference rooms and the HDX 8000 video conferencing product may have an unintended negative effect on sales of and corresponding revenues associated with other video conferencing products such as our VSX and other HDX offerings. We and our channel partners must also effectively educate our potential end-user customers about the benefits of video conferencing and the products that we offer and the features available over those of our competitors.

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

We have experienced delays in the introduction of certain new products and enhancements in the past, such as the delays experienced with the introduction of our HDX 9000 in the fourth quarter of 2007. The delays in product release dates that we experienced in the past were due to factors such as unforeseen technology issues, manufacturing ramping issues and other factors, which we believe negatively impacted our sales revenue in the relevant periods. Any of these or other factors may occur again and delay our future product releases. In addition, we have occasionally terminated new product development efforts prior to any introduction of the new product.

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

We produce highly complex communications equipment, which includes both hardware and software and incorporates new technologies and component parts from different suppliers. Resolving product defect and technology issues could cause delays in new product introduction. Further, some defects may not be detected or cured prior to a new product launch, or are detected after a product has already been launched and may be incurable or result in a product recall. From time to time, we have encountered defects with the lithium ion batteries in our wireless products. The occurrence of any of these events has resulted and could in the future result in the failure of a partial or entire product line or a temporary or permanent withdrawal of a product from the market. We may also have to invest significant capital and other resources to correct these problems, including product reengineering expenses and inventory, warranty and replacement costs. These problems might also result in claims against us by our customers or others.

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

We operate in a high technology industry which is subject to rapid and frequent technology and market demand changes. These changes can often render existing or developing technologies obsolete. In addition, the introduction of new products and any related actions to discontinue existing products can cause existing inventory to become obsolete. These obsolescence issues, or any failure by us to properly anticipate product life cycles, can require write-downs in inventory value when it is determined that the recorded value of existing inventory is greater than its fair market value. Further, as customers transition to our HDX video conferencing endpoints from our VSX video conferencing endpoints or to our RMX platform from our MGC infrastructure products, we may experience additional write-downs in inventory value of these products in the future. We experienced significant growth in our finished goods inventory levels during the first quarter of 2008 as a result of lower than planned revenues, differences in planned versus actual sales mix of products, weaker revenue linearity, growth in service inventory levels and other factors. This could also result in write-downs in inventory value in future quarters if we are not successful in decreasing our inventories as planned. Also, the pace of change in technology development and in the release of new products has increased and is expected to continue to increase. If sales of one of these products has an unplanned negative effect on sales of another of our products, it could significantly increase the inventory levels of the negatively impacted product. For each of our products, the potential exists for new products to render existing products obsolete, cause inventories of existing products to increase, cause us to discontinue a product or reduce the demand for existing products.

We face risks related to the adoption rate of new technologies.

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our SoundStation® IP and SoundPoint® IP products are dependent on the roll out of voice-over-IP, or VoIP, technologies. In addition, VoIP products are traditionally sold through service providers. We may not be successful in expanding our current service provider network or maintaining a successful service provider network. The success of our HDX 4000, VSX 3000 and CMA™ Desktop software application products depends on the increased use of desktop video collaboration technologies. Further, as we see the adoption rate of new technologies increase, product sales of our legacy products may be negatively impacted. Due to the SpectraLink acquisition, we now face risks related to our ability to respond to rapid technological changes within the on-premises wireless telephone industry. The wireless communications industry is characterized by rapid technological change, short product life cycles, and evolving industry standards.

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

In addition, we develop new products or product enhancements based upon anticipated demand for new features and functionality, such as next generation high definition video resolution technology. We may not be able to sell certain of our products in significant volumes and our business may be harmed if the use of new technologies that our future products are based on does not occur; if the development of suitable sales channels does not occur, or occurs more slowly than expected; if our products that incorporate new technologies are not priced competitively or are not readily adopted; or if the adoption rates of such new technologies do not drive demand for our other products as we anticipate. For example, although we believe increased sales of group and desktop video solutions will drive increased demand for video infrastructure products, such increased demand may not occur or we may not benefit to the same extent as our competitors. We also may not be successful in creating demand in our installed customer base, such as customers who have our legacy SoundStation products, for products that we develop that incorporate new technologies or features.

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

A lower than anticipated rate of acceptance of domestic and international markets using the 802.11 standard or the emergence of competing standards may impede the growth of our wireless handsets or, if the market adoption of 802.11 standards occur more quickly than anticipated, the market for certain other wireless product lines may decline.

Our SpectraLink 8000 (formerly “NetLink”) wireless telephones that we acquired as part of the SpectraLink acquisition are compatible with the IEEE 802.11 standard for use on 802.11 compliant wireless LAN networks. Consequently, demand for SpectraLink 8000wireless telephones depends upon the acceptance of markets utilizing 802.11-compliant networks. This depends in part upon the initial adoption of the 802.11 standard in international markets, as well as enhancements to that standard in the U.S. and foreign markets where the standard has already been adopted. The acceptance of 802.11 compliant networks may move more slowly, if at all, if competing wireless networks are established and utilized. Additionally, the deployment of wireless voice and data systems has been inhibited by security concerns including the potential of unauthorized access to data and communications transmitted over or accessible through a wireless system. Potential customers may choose not to purchase our wireless products until wireless systems are developed which provide for greater security. Our wireless products may not be compatible with secure wireless systems that may be developed in the future. If markets utilizing 802.11 compliant networks do not grow as we anticipate, our product growth in this area would be impeded and we would not be able to factor the related revenue into our growth in the future. If the 802.11 standard does not emerge as the dominant wireless standard in our markets, or multiple standards are adopted that require different technologies, we may need to spend time and resources to add functionality to meet the additional standards and many of our strategic initiatives and investments may be of no or limited value. To the extent that additional standards are adopted, our product differentiation could be minimized and our implementation may not be interoperable with the standard, necessitating additional product development to meet the standard which may cause product delays.

Conversely, if the market adoption of 802.11 standards is faster than anticipated, it may affect sales of DECT technology and SpectraLink 6000 (formerly “Link WTS”), proprietary technology that we also recently acquired through the SpectraLink acquisition. Sales of the SpectraLink 6000 product have not been increasing in recent years and could be negatively impacted in the future by the adoption of 802.11 and purchases of our SpectraLink 8000products. DECT solutions could face the same competition and cause a downward trend in our wireless product sales growth and our overall gross margin in such product lines.

The market for on-premises wireless telephone systems may fail to grow or to grow as quickly as we anticipated when we acquired SpectraLink. If this market does not grow or grow as quickly, our future results of operations could be harmed. In particular, increased demand for our SpectraLink 8000 product depends on the growth of the voice over Wi-Fi-related market. The market for deployment of converged voice and data wireless networks in the general enterprise continues to be immature. We expect that this will remain the case unless that market moves through its acceptance of IP wireless applications, standards adoption increases to reduce complexity, and customers deploy wireless IP access points more fully throughout their enterprise networks in densities required to support wireless voice traffic. Accordingly, the transition to SpectraLink 8000 and its potential impact on sales of our SpectraLink 6000 product are difficult to predict.

The certification and approval process for our SpectraLink 8000 product for use in countries that support the 802.11 standard is lengthy and often unpredictable.

Foreign countries which adopt the 802.11 standard could provide future markets for our SpectraLink 8000products. However, countries’ certification and approval processes for 802.11 compatible products such as SpectraLink 8000 are typically time consuming and potentially costly. If we have difficulty or experience delays in obtaining certification and approval by foreign countries for our SpectraLink 8000wireless telephone product, then we and/or our distributor channels may not be able to gain access to the markets in these countries in a timely fashion, if at all, which would limit international growth of our SpectraLink 8000 product line.

Lower than expected market acceptance of our products, price competition and other price changes would negatively impact our business.

If the market does not accept our products, particularly our new product offerings which we are relying on for future revenues, our profitability would be harmed. Further, new products typically have lower gross margins for a period of time after their introduction. We have recently launched a number of new products and new products are becoming an increasing percentage of our revenues. For example, our HD video products, which generate higher gross profit dollars than our other non-HD video products due to higher average selling prices, may result in a lower overall gross margin percentage for an extended period of time after their introduction depending upon the mix of new products sold during the period. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment and video infrastructure products, which could cause us to reduce the prices for any of these products or discontinue one product with the intent of simplifying our product offering and enhancing sales of a similar product. For example, we believe that the sequential declines in video infrastructure product revenues that we experienced in the first and second quarters of 2007 and the first and second quarters of 2008 are due in part to lower average selling prices as a result of increased competitive pressures. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a similar product. In addition, we anticipate that our gross margins may become more difficult to predict due to these types of changes, the wide range of margins associated with each of our product lines, and shifts in the mix of products sold. Our video infrastructure products typically have higher gross margins than our other product lines. Therefore, our overall gross margins could decrease if we continue to experience decreases in our video infrastructure product sales. Further, if our video infrastructure sales suffer, a correspondingly negative impact may be had on our services business, which relies in part on video infrastructure sales for its success. Finally, if we do not fully anticipate, understand and fulfill the needs of end-user customers in the vertical markets that we serve, we may not be able to fully capitalize on product sales into those vertical markets and our revenues may, accordingly, fail to grow as anticipated or may be adversely impacted.

Failure to adequately service and support our product offerings could harm our results of operations.

Our products are becoming increasingly more complex and are incorporating more complex technologies, such as those included in our video infrastructure products, our new video product offerings and our software products. This has increased the need for enhanced product warranty and service capabilities. If we cannot adequately develop and train our internal support organization or maintain our relationship with our outside technical support provider, it could adversely affect our business.

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

We have acquired several businesses, which together resulted in goodwill valued at approximately $495.1 million and other purchased intangible assets valued at approximately $65.4 million as of December 31, 2008. This represents a significant portion of the assets recorded on our balance sheet and reflects significant increases in 2007 as a result of the Destiny and SpectraLink acquisitions. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred and may occur in the future as a result of global economic factors make such an impairment more likely to result. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values, as we did in the fourth quarters of 2007 and 2006, when we wrote down certain intangible assets associated with our acquisition of Voyant in the amount of $3.6 million and $1.4 million, respectively. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. To date, due to these and other factors, we have recorded cumulative charges against earnings totaling $21.5 million associated with the impairment of such investments, including $7.4 million in the second quarter of 2007. As of December 31, 2008, our investments in private companies are valued at $2.2 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

Failure to achieve the anticipated benefits of any acquisitions, to retain key personnel, or to successfully integrate the operations of these companies could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from our acquisitions because of the following significant challenges:

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

We have in the past, and may in the future, as part of acquiring a company or as part of restructuring actions taken to streamline the business, identify redundant facilities, which we would develop a plan to exit as part of the integration of the businesses or as part of the implementation of the restructuring plan. For example, as of December 31, 2008 we have a remaining liability in the amount of $1.4 million related to facilities we vacated in connection with our acquisition of SpectraLink. This reserve is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, including as a result of the global economic crisis, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

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

Our quarterly revenues and operating results depend in large part upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. For example, in the third and fourth quarters of 2008, we experienced delays in orders from our channel partners, particularly in the last few weeks of the quarter that we believe were attributable to global economic factors. We are also beginning to experience longer sales cycles in connection with our high end video conferencing solutions sales and our voice solutions products, which could also increase the level of unpredictability and fluctuation in the timing of orders. Further, depending upon the complexity of these solutions, such as telepresence and some video infrastructure products, and the underlying contractual terms, revenue may not be recognized until the product has been accepted by the end-user, resulting in further revenue unpredictability. Moreover, a significant portion of our orders in a given quarter are shipped in the last month of that quarter and sometimes in the last few weeks of the quarter.

Our backlog has fluctuated significantly over our corporate history. While our product backlog has increased in recent years, we typically ship products shortly after receipt of an order. In addition, we believe that backlog levels will continue to fluctuate due to many factors such as the ability of our sales force to generate orders linearly throughout the quarter, our ability to forecast revenue mix and plan our manufacturing capacity, customer request dates, timing of product acceptance where contractually required and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could significantly negatively impact end-user orders, which could in turn negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline significantly in future quarters, and we do not believe backlog is a good indicator of future operating results. Any degradation in linearity levels or any failure or delay in the closing of orders during the last part of a quarter would materially harm our operating results. Furthermore, we may be unable to ship products in the period we receive the order due to these or other factors, which could have an adverse impact on our operating results.

Our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, a significant portion of our product orders are received in the last month of a quarter, typically the last few weeks of that quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. Further, our products are typically categorized as capital equipment and, due to the current unfavorable economic and credit environment, budgets for capital equipment purchases may be delayed, reduced or eliminated for 2009. This is causing increased uncertainty in 2009 and, in particular, the first quarter of 2009. Accordingly, if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly, and any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

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

For instance, integrating acquired product offerings with ours has created confusion among our channel partners in the past and may continue to do so in the future. We will need to continue to devote significant resources to educate and train our channel partners about our product offerings. We have recently launched our HDX video conferencing products and our new RMX conferencing platform all of which continue to require significant resources and training to educate our channels. Channel confusion could also occur if we do not adequately train or educate the channel on our product families, especially in the cases where we simplify our product offerings by discontinuing one product in order to stimulate growth of a similar product. Ongoing confusion may lead to delays in ordering our products, which would negatively affect our revenues.

Conflicts and competition with our channel partners and strategic partners could hurt sales of our products.

We have various original equipment manufacturer (OEM) agreements with major telecommunications equipment manufacturers, such as Avaya, Cisco Systems and Nortel Networks (which filed for bankruptcy protection on January 14, 2009), whereby we manufacture our products to work with the equipment of the OEM. These relationships can create conflicts with our other channel partners who directly compete with our OEM partners, or could create conflicts among our OEM partners who compete with each other, which could adversely affect revenues from these other channel partners or our OEM partners. Conflicts among our OEM partners could also make continued partnering with these OEM partners increasingly difficult, or our OEM partners, including large competitors such as Cisco Systems, may decide to enter into a new OEM partnership with a company other than us or develop products of their own, or acquire such products through acquisition, that compete with ours in the future, which could adversely affect our revenues and results of operations. Because many of our channel partners also sell equipment that competes with our products, these channel partners could devote more attention to these other products which could harm our business. Further, as we move to a more direct-touch sales model, we may alienate some of our channel partners or cause a shift in product sales from our traditional channel model as these traditional relationships evolve over time. Due to these and other factors, channel conflicts could arise which cause channel partners to devote resources to other non-Polycom communications equipment, or to offer new products from our new and existing competitors, which would negatively affect our business or results of operations.

Some of our current and future products are directly competitive with the products sold by both our channel and strategic partners. For example, we have an agreement with Cisco Systems under which we ship SoundStation IP conference phones for resale by Cisco Systems. In addition, Cisco Systems sells a video infrastructure product which is in direct competition with our video infrastructure offerings. Also, Cisco Systems has a partnership with Tandberg, one of our major competitors in the video solutions business, pursuant to which Tandberg provides Cisco Systems with technology that is co-branded and sold by Cisco Systems. Cisco Systems has also announced new video conferencing products that are in direct competition with our video conferencing solutions. With our acquisition of SpectraLink, we also compete with Cisco Systems in the WLAN space. As a consequence of conflicts such as these, there is the potential for our channel and strategic partners to compete head-to-head with us and to significantly reduce or eliminate their orders of our products or design our technology out of their products. Further, some of our products are reliant on strategic partnerships with call servers providers and wireless infrastructure providers. These partnerships result in interoperable features between products to deliver a total solution to our mutual end-user customers. Competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies. As an example, we are now competing in the voice-over-IP handset arena through service providers, which may cause our relationships with our IP PBX strategic partners to erode. In addition, due to increasing competition with us for sales of video conferencing equipment, Cisco Systems may decide to terminate its relationship with us to resell our SoundStation IP conference phones or eliminate the interoperability of its wireless access points with our SpectraLink 8000 wireless telephones. Further, our strategic partners may acquire businesses that are competitive with us. Any such strain or acquisition could limit the potential contribution of our strategic relationships to our business, restrict our ability to form strategic relationships with these companies in the future and create additional competitive pressures on us, including downward pressure on our average selling prices, which would result in a decrease in both revenues and gross margins, any of which could harm our business.

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

We have seen consolidation among certain of our existing channel partners. In such instances, we may experience changes to our overall business and operational relationships due to dealing with a larger combined entity. Further, our ability to maintain such relationships on favorable contractual terms may be limited. For instance, the combined entity may be successful in negotiating the most favorable contractual terms out of each of their respective contracts, including terms such as credit and acceptance, which are less favorable than those in our existing contracts with each channel partner. Depending on the extent of these changes, the timing and extent of revenue from these channel partners may be adversely affected.

We are subject to risks associated with the success of the businesses of our channel partners.

Many of our channel partners that carry multiple Polycom products, and from whom we derive significant revenues, are thinly capitalized. Although we perform ongoing evaluations of the creditworthiness of our channel partners, the failure of these businesses to establish and sustain profitability, obtain financing or adequately fund capital expenditures could have a significant negative effect on our future revenue levels and profitability and our ability to collect our receivables. As we have grown our revenues and our customer base, our exposure to credit risk has increased. In addition, global economic uncertainty and recessionary factors, a downturn in technology spending in the United States and other countries, and the current financial services crisis has restricted the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, jeopardizing the collectability of our revenues from such channel partners and negatively impacting our future results as they reorganize or go out of business. For example, our partner Nortel filed for bankruptcy protection in the first quarter of 2009, one of our Asian distributors filed for bankruptcy in the third quarter of 2008 and one of our large European distributors filed for bankruptcy in the fourth quarter of 2007.

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

Service providers constitute some of the larger end-user customers of our infrastructure products, and we experience significant quarterly variability in the timing and amount of these orders. The revenues for infrastructure products from service providers are subject to more variability than infrastructure product revenues from our channel partners. The loss of any one of these service provider customers for our infrastructure products, or our failure to adequately maintain or grow the level of infrastructure-related product sales to service providers, could have a materially adverse impact on our consolidated revenues. For example, in 2008 our revenues for our voice infrastructure products, which are sold primarily to service provider customers, decreased by 66% compared to 2007.

We face risks related to our international operations and sales.

Because of our significant operations in Israel, we are subject to risks associated with the military and political environment in Israel and the Middle East region.

The research and development and manufacturing facilities for our infrastructure products and many of the suppliers for such products are located in Israel. Political, economic and military conditions in Israel and the Middle East region directly affect our infrastructure group’s operations. A number of armed conflicts have taken place and continue to take place between Israel and its geographic neighbors. As a result, certain of our employees have been called to active military duty, and additional employees may be called to serve in the future. Current and future armed conflicts or political instability in the region may impair our ability to produce and sell our infrastructure products and could disrupt research or developmental activities. This instability could have an adverse impact on our results of operations. Further, the military action in Iraq or other countries in the region perceived as a threat by the United States government could result in additional unrest or cause Israel to be attacked, which would adversely affect our results of operations and harm our business.

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

International sales and expenses represent a significant portion of our revenues and operating expenses, and we anticipate that international sales will continue to increase and to account for a significant portion of our revenues for the foreseeable future and that international operating expenses will continue to increase. International sales and expenses are subject to certain inherent risks, including the following:

•	adverse economic conditions in international markets, including the current credit crisis and global recessionary factors;

•	potential foreign currency exchange rate fluctuations, including the recent volatility of the U.S. dollar;

•	unexpected changes in regulatory requirements and tariffs;

•	difficulties in staffing and managing foreign operations;

•	difficulties in competing effectively for international sales against international competitors;

•	longer payment cycles;

•	problems in collecting accounts receivable;

•	potentially adverse tax consequences.

•	the near and long-term impact of the instability in the Middle East or other hostilities;

•	disruptions in business due to natural disasters, quarantines or other disruptions associated with infectious diseases or other events beyond our control; and

•	adverse economic impact of terrorist attacks and incidents and any military response to those attacks.

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

Although, to date, a substantial majority of our international sales have been denominated in U.S. currency, we expect that a growing number of sales will be denominated in non-U.S. currencies as more international customers request billing in their currency. Commencing in January 2006, we established local currency pricing in the European Union and the United Kingdom whereby we price and invoice our products and services in Euros and British Pounds. In addition, some of our competitors currently invoice in foreign currency, which could be a disadvantage to us in those markets where we do not. Further, with the recent credit crisis and volatility of the U.S. dollar against other currencies in the second half of 2008, our products have become more expensive for our partners whose purchases are denominated in U.S. dollars, which may further disadvantage us relative to our competitors or negatively impact our margins. Our international operating expenses are denominated in foreign currency. As a result of these factors, we expect our business will be significantly more vulnerable to currency fluctuations, which could adversely impact our results of operations. For instance, particularly in the second quarter of 2006 and third quarter of 2007, our international operating costs increased as a result of the weakness in the U.S. dollar. These currency fluctuations were recorded in Other Income (Expense) in our Consolidated Statements of Operations. We will continue to evaluate whether to, and are likely to decide to, expand the type of products we sell in selected foreign currencies in addition to the Euro and British Pound or may, for specific customer situations, choose to sell our products in foreign currencies, thereby further increasing our foreign exchange risk.

While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, we from time to time engage in currency hedging activities to mitigate currency fluctuation exposure. As a result, our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, Other Income (Expense) has become less predictable and more difficult to forecast. For example, in the fourth quarter of 2008, the Company incurred less than $0.1 million in hedging costs compared to $0.7 million in hedging costs in the third quarter of 2008, $0.5 million in hedging costs in the second quarter of 2008, and earning $0.5 million in the first quarter of 2008, resulting in significant movements in our Other Income (Expense) quarter over quarter. Due to the denomination of our European product sales in Euros and of our United Kingdom product sales in British Pounds, we have increased our hedging activity. However, we have limited experience with these hedging activities, and they may not be successful, which could harm our operating results and financial condition. In addition, significant adverse changes in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country, as discounts may be temporarily or permanently affected.

Difficulties we may encounter managing a substantially larger business could adversely affect our operating results.

If we fail to successfully attract and retain qualified personnel, our business will be harmed.

Our future success will depend in part on our continued ability to hire, assimilate and retain qualified personnel, including the additional sales personnel we hired in 2008 and the retention of key sales personnel as we move to a more direct-touch sales model. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel. In addition, the success of the recent expansion of our sales force is also dependent upon their ability to achieve certain productivity levels in an acceptable timeframe and any inability to do so could be disruptive to our business and have a material adverse impact on our operating results. For instance, we believe that execution by the sales team in the third quarter of 2007 was adversely impacted by distraction caused in part by the shift to a direct-touch sales model, as well as due to the ongoing integration of the SpectraLink operations at that time. Given the recent decrease in our stock price, the equity incentives of our employees have significantly decreased in value. This decline may create difficulty in retaining employees who may choose to seek new employment with corresponding new higher value equity grants, and any attempt to grant new or higher value equity to retain employees may create dilution for current investors.

From time to time, we may also decide to replace certain key personnel or make changes in certain senior management positions, particularly as we continue to grow in terms of size and complexity, or make organizational changes such as we did in 2007, when we created the Video Solutions organization, through the combination of our Video and Network Systems divisions. In addition, in January 2008 we reorganized our U.S. sales organization, resulting in changes in certain key sales management positions. Most recently, we announced that our SVP of Worldwide Sales is leaving, which creates distraction for our sales force and may materially impact our future revenues and profitability while we conduct a search for his replacement. Such transitions may be disruptive to the affected function and our business, possibly on a longer term basis than we expect, particularly as the reorganized team, many of whom have not worked together previously, learns to work together effectively, and could divert management’s attention from other ongoing business concerns. Further, we may not experience the operating efficiencies in product planning, research, and development or sales productivity that the reorganization is intended to achieve.

The loss of key employees, including key employees from our recently acquired companies, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, particularly technical and management, as needed, could harm our business.

In addition, as we add more complex software product offerings, it will become increasingly important to retain and attract individuals who are skilled in managing and developing these complex software product offerings. Further, many of our key employees in Israel, who are responsible for development of our infrastructure products, are obligated to perform annual military reserve duty and may be called to active duty at any time under emergency conditions. The loss of the services of any executive officer or other key technical or management personnel could have an adverse and disruptive impact on their affected function and, consequently, materially harm our business or operations.

We have experienced significant growth in our business and operations due to internal expansion and business acquisitions, and if we do not appropriately manage this growth and any future growth, our operating results will be negatively affected.

Our business has grown in recent years through both internal expansion and business acquisitions, including our acquisitions of SpectraLink and Destiny in 2007, and continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. We also may be less able to predict and effectively control our operating expenses due to the growth and increasing complexity of our business. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands placed on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. For instance, in the second quarter of 2008, we began upgrading our Enterprise Resource Planning (ERP) systems to meet the growing demands of our business, which upgrade efforts were slowed toward the end of 2008 due to a decrease in Company spending during the period of economic downturn. The fact that such ERP upgrades have been delayed, or may not be effectively completed when resumed, could cause harm to our ongoing business operations. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

Our future growth may require significant additional resources given that, as we increase our business operations in complexity and scale, we may have insufficient management capabilities and internal bandwidth to manage our growth and business effectively. We cannot assure you that resources will be available when we need them or that we will have sufficient capital to fund these potential resource needs. Also, as we assess our resources following our acquisitions, we will likely determine that redundancy in certain areas will require consolidation of these resources, such as the restructuring activities we completed during 2008. Any organizational disruptions associated with the consolidation process could require further management attention and financial expenditures, or we may discover we terminated the wrong personnel or cut too deeply, which may impact our operations. If we are unable to manage our growth effectively, if we experience a shortfall in resources or if we must take additional restructuring charges, our results of operations will be harmed.

We have limited supply sources for some key components of our products and services and for the outside development and manufacture of certain of our products, and our operations could be harmed by supply or service interruptions, component defects or unavailability of these components or products.

Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. Because of such limited sources for component parts, we may have little or no ability to procure these parts on favorable pricing terms. We also obtain certain plastic housings, metal castings, batteries, and other components from suppliers located in China and certain Southeast Asia countries, and any political or economic instability in that region in the future, natural disasters, quarantines or other disruptions associated with infectious diseases, or future import restrictions, may cause delays or an inability to obtain these supplies. Further, we have suppliers in Israel and the military action in Iraq or war with other Middle Eastern countries perceived as a threat by the United States government may cause delays or an inability to obtain supplies for our infrastructure products.

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

Moreover, we have strategic relationships with third parties to develop and manufacture certain products for us. The loss of any such strategic relationship due to competitive reasons, our inability to resolve any contractual disputes that may arise between us, the financial instability of a strategic partner or their inability to obtain any financing necessary to adequately fund their operations, particularly in light of the current economic environment, or other factors, could have a negative impact on our ability to produce and sell certain products and product lines and, consequently, may adversely affect our revenues and results of operations.

In the case of the VNOC services we provide to users of our telepresence products, we are dependent upon third party suppliers for such services. In the event that any such supplier is acquired by a competitor or faces financial difficulty, such event creates a risk of VNOC service discontinuity for our customers while we search for a replacement provider.

Further, the business failure or financial instability of any supplier of these components or services or of any product manufacturer could adversely affect our cash flows if we were to expend funds in some manner to ensure the continued supply of those components or products.

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

Finally, our operating results would be seriously harmed by receipt of a significant number of defective components or components that fail to fully comply with environmental or other regulatory requirements, an increase in component prices, such as the price increases for components as a result of increased transportation and manufacturing costs of our suppliers, or our inability to obtain lower component prices in response to competitive price reductions.

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

We transitioned the manufacturing of the products acquired as a result of the SpectraLink acquisition, which products were previously manufactured in Boulder, Colorado and through a third-party contract manufacturer in Mexico, to Celestica in Thailand and Benchmark Electronics in Alabama and Thailand. During the early stages of this transition, we experienced delays in the manufacturing and delivery of products to fulfill orders, which adversely impacted our revenues on these products in the fourth quarter of 2007. We may continue to experience such delays and a resulting adverse impact on revenues in future quarters as we increase production with these third-party contract manufacturers.

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

Finally, certain of our thinly capitalized subcontractors may fail or be detrimentally harmed in the current economic downturn, which could have a materially adverse impact on our results of operations.

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

We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, Delcom, Simtrol, Skelmir, SNMP, and Software House, video algorithm protocols from DSP and ATT/LUCENT, Windows software from Microsoft, development source code from Avaya, In Focus Systems Inc., Nokia, Vocal Technologies Ltd., Wind River, Ingenient and Avistar, audio algorithms from Telchemy, D2, Nortel Networks, Sipro, Telogy and Voiceage, and communication software from Spirit and Troll Tech. In addition, certain of our products are developed and manufactured based largely or solely on third-party technology. These third-party software licenses and arrangements may not continue to be available to us on commercially reasonable or competitive terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business and results of operations. Further, if we are unable to obtain necessary technology licenses on commercially reasonable or competitive terms, we could be prohibited from marketing our products, could be forced to market products without certain features, or could incur substantial costs to redesign our products, defend legal actions, or pay damages.

We rely on our 802.11 technology partners to continue to provide the wireless local area network for our SpectraLink 8000 product, and to provide access points which support SpectraLink’s Voice Priority (SVP) technology.

In the absence of a wireless voice prioritization standard to ensure quality of service, we rely on 802.11 technology partners, such as Alcatel-Lucent, Aruba Networks, Cisco Systems, Meru Networks, Motorola, Nortel, and Trapeze Networks to continue to provide wireless local area network support for our SpectraLink 8000product, and to provide access points that support Polycom’s SVP capability. If any of our technology partners fail to provide voice prioritization support for our products, the market opportunity for SpectraLink 8000products would be reduced and our future results of operations would be harmed until we find new 802.11 technology partners or voice prioritization standards are adopted.

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

We expect that the number and significance of claims and legal proceedings that assert patent infringement claims or other intellectual property rights covering our products, either directly against us or against our customers, will increase as our business expands. In particular, we expect to face an increasing number of patent and copyright claims as the number of products and competitors in our industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements or pay amounts to third parties pursuant to contractual indemnity provisions. Royalty or licensing agreements, if required, may not be available on terms favorable to us or at all. An unfavorable outcome in any such claim or proceeding could have a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods. Further, any settlement announced by us may expose us to further claims against us by third parties seeking monetary or other damages which, even if unsuccessful, would divert management attention from the business and cause us to incur costs, possibly material, to defend such matters.

If we fail to manage our exposure to the volatility and economic uncertainty in the global financial marketplace successfully, our operating results could be adversely impacted.

We are exposed to financial risk associated with the global financial markets, which includes volatility in interest rates, uncertainty in the credit markets and the recent instability in the foreign currency exchange market.

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

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities, interest rate changes, the ongoing strength and quality of the global credit market and liquidity. Although most of the securities in our investment portfolio are investment-grade rated, the instability of the credit market could impact those ratings and our decision to hold these securities, if they do not meet our minimum credit rating requirements. If we should decide to sell such securities, we may suffer losses in principal value that have significantly declined in value due to the declining credit rating of the securities and the ongoing strength, quality and liquidity of the preferred equity’s market and the global financial markets as a whole. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments. For example, in the third quarter of 2008, we recognized losses totaling $0.9 million for investments we considered to be other than temporarily impaired. With the current instability in the financial markets, we could incur significant realized or impairment losses associated with certain of our investments which would reduce our net income. We may also incur further temporary impairment charges requiring us to record additional unrealized loss in accumulated other comprehensive income. In addition, the recent decrease in interest rates has adversely impacted the return we receive on our investments.

A significant portion of our net revenue and expenses are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily currencies in Europe and Asia. As a response to the risks of changes in value of foreign currency denominated transactions, we may enter into foreign currency forward contracts or other instruments, the majority of which have a maturity date greater than one year. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business. The translation of these foreign currency denominated transactions will impact net revenues, operating expenses and net income as a result of fluctuations in the U.S. dollar against foreign currencies. Accordingly, such amounts denominated in foreign currencies may fluctuate in value and produce significant earnings and cash flow volatility.

Loss of government contracts or failure to obtain required government certifications could have a material adverse effect on our business.

We sell our products indirectly and provide services to governmental entities in accordance with certain regulated contractual arrangements. While reporting and compliance with government contracts is both our responsibility and the responsibility of our partner, our or our partner’s lack of reporting or compliance could have an impact on the sales of our products to government agencies. Further, the United States Federal government has certain certification and product requirements for products sold to them. If we are unable to meet applicable certification or other requirements within the timeframes specified by the United States Federal government, or if our competitors have certifications for competitive products for which we are not yet certified, our revenues and results of operations would be adversely impacted.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that our internal control over financial reporting was effective as of December 31, 2008, we must continue to monitor and assess our internal control over financial reporting. In addition, our control framework may suffer if we are unable to adapt our control framework appropriately as we continue to grow our business. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Changes in existing financial accounting standards or practices may adversely affect our results of operations.

Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, through 2005, we were not required to record stock-based compensation charges to earnings in connection with stock option grants and other stock awards to our employees. However, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), “Share-Based Payment,” which now requires us to record stock-based compensation charges to earnings for employee stock awards. Such charges reduced net income by $16.3 million in 2006, by $29.9 million in 2007 and by $26.9 million in 2008 and will continue to negatively impact our future earnings. In addition, future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense and make such amounts difficult to predict accurately.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), (“SFAS 141R”), “Business Combinations,” which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are in the process of evaluating the impact of the pending adoption of Statement 141R. We currently believe that the adoption of Statement 141R will result in the recognition of certain types of expenses in our results of operations that we currently capitalize pursuant to existing accounting standards and may also impact our financial statements in other ways upon the completion of any future acquisitions.

Changes in our tax rates could adversely affect our future results.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates, which are difficult to predict, could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by lapses of the availability of the U.S. research and development tax credit, or by changes in the valuation of our deferred tax assets and liabilities. Further, the adoption of SFAS 123(R) and FIN 48 also added more unpredictability and variability to our future effective tax rates.

The Company is also subject to the periodic examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on the Company’s net income and financial condition, possibly materially.

Business interruptions could adversely affect our operations.

Our operations are vulnerable to interruption by fire, earthquake, or other natural disaster, quarantines or other disruptions associated with infectious diseases, national catastrophe, terrorist activities, war, ongoing disturbances in the Middle East, an attack on Israel, disruptions in our computing and communications infrastructure due to power loss, telecommunications failure, human error, physical or electronic security breaches and computer viruses (which could leave us vulnerable to loss of our intellectual property and disruption of our business activities), and other events beyond our control. In 2008, we launched a business continuity program that is based on enterprise risk assessment which addresses the impact of natural, technological, man-made and geopolitical disasters on the Company’s critical business functions. This plan helps facilitate the continuation of critical business activities in the event of a disaster, but may not prove to be sufficient. In addition, our business interruption insurance may not be sufficient to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

Our cash flow could fluctuate due to the potential difficulty of collecting our receivables and managing our inventories.

Over the past few years, we initiated significant investments in EMEA and Asia to expand our business in these regions. In EMEA and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our revenues, accounts receivable balances will likely increase as compared to previous years. Although from time to time we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepaid discounts, these additional incentives have lowered our profitability. In addition, the recent economic crisis, economic uncertainty or a downturn in technology spending in the United States and other countries has restricted the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy. For example, our partner Nortel filed for bankruptcy in the first quarter of 2009, one of Asian distributors filed for bankruptcy in the third quarter of 2008, and one of our large European distributors filed for bankruptcy in the fourth quarter of 2007. Either a delay in collections or bankruptcy would harm our cash flow and days sales outstanding performance.

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

•

domestic and international macroeconomic factors, such as the credit crisis currently being experienced in the United States and internationally, the recession in the United States and growing recessionary factors worldwide.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We are currently headquartered in an approximately 50,000 square foot leased facility in Pleasanton, California. This facility accommodates our executive and administrative operations. Our approximately 86,000 square foot leased facility in San Jose, California houses research and development, manufacturing, marketing, sales and customer support operations for our voice communications business. We lease an approximately 107,000 square foot facility in Andover, Massachusetts, an approximately 31,000 square foot facility in Dayton, Ohio, and an approximately 62,000 square foot facility in Austin, Texas where the majority of our service operations and a portion of our video solutions operations are located. Additional video solutions operations occupy leased space of approximately 47,000 square feet in Petach Tikva, Israel, approximately 64,000 square feet in Westminster, Colorado, as well as approximately 22,000 square feet in Atlanta, Georgia, which is also shared with our installed voice business. We also lease an approximately 119,000 square foot facility in Boulder, Colorado. In addition, we lease space in Burnaby, Canada for the VoIP development operation and in Burlington, Massachusetts for the advanced voice development operations.

We lease an approximately 55,000 square foot facility in Tracy, California for our North American and Latin American distribution center. Further, we utilize space at our manufacturing contractor in Thailand and our European distribution contractor in the United Kingdom and Netherlands to provide Asian and European distribution and repair centers, respectively.

Within the U.S., we lease office space, primarily for sales offices in various metropolitan locations, including Atlanta, Georgia; Rosemont, Illinois; Herndon, Virginia; Irvine, California; Santa Clara, California; New York, New York; and Dallas, Texas. Outside of the U.S, we lease offices in several countries, including Argentina, Australia, Brazil, Belgium, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Israel, Japan, Korea, Mexico, Netherlands, Peru, Russia, Singapore, Spain, Sweden, Switzerland, Thailand and the United Kingdom.

Our facilities are leased pursuant to agreements that expire beginning in 2009 and extend out to 2017. See Note 9 of Notes to Consolidated Financial Statements.

We believe that our current facilities are adequate to meet our needs for the foreseeable future and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as our business expands. In particular, we expect to face an increasing number of patent and other intellectual property claims as the number of products and competitors in Polycom’s industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. If management believes that a loss arising from these matters is probable and can be reasonably estimated, we record the amount of the loss. As additional information becomes available, any potential liability related to these matters is assessed and the estimates revised. Based on currently available information, management does not believe that the ultimate outcomes of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, litigation is subject to inherent uncertainties, and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations or liquidity for the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

	High	Low
Year Ended December 31, 2007:
First Quarter	$36.61	$29.25
Second Quarter	34.82	30.03
Third Quarter	36.25	25.45
Fourth Quarter	29.70	22.81
Year Ended December 31, 2008:
First Quarter	$27.72	$19.47
Second Quarter	27.20	19.54
Third Quarter	28.94	20.67
Fourth Quarter	23.17	12.19
Year Ending December 31, 2009:
First Quarter (through February 13, 2009)	$15.40	$13.04

On February 13, 2009, the last reported sale price of our common stock as reported on the NASDAQ Global Select Market was $14.81 per share. As of December 31, 2008, there were approximately 1,571 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock and do not anticipate, at this time, paying any cash dividends on our capital stock in the near future. We currently intend to retain any future earnings for use in our business, future acquisitions or future purchases of our common stock.

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity based upon settlement date during the fourth quarter ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
10/1/08 to 10/31/08	—	$—	—	$220,016,000
11/1/08 to 11/30/08	—	$—	—	$220,016,000
12/1/08 to 12/31/08	5,113	$27.85	—	$220,016,000

Total	5,113	$27.85	—

There was no stock purchase activity during the fourth quarter ended December 31, 2008 under publicly announced share repurchase plans. The shares repurchased in December 2008 were to satisfy tax withholding obligations as a result of the vesting of restricted stock. During the year ended December 31, 2008, the company repurchased 8.9 million shares of common stock in the open market for cash of $220.0 million under approved share repurchase plans. In May 2008, the Company’s Board of Directors approved a new share repurchase plan under which the Company at its discretion may purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“2008 share repurchase plan”). In addition, the Company’s Board of Directors had approved a share repurchase plan under which the Company could repurchase shares in the open market from time to time with an aggregate market value of $250.0 million (“2005 share repurchase plan”). The 2005 Share Repurchase Plan was extended in May 2007 for an additional $250.0 million. As of December 31, 2008, all of the share repurchases authorized under the extended 2005 share repurchase plan had been completed, and the Company was authorized to purchase up to an additional $220.0 million of shares in the open market under the 2008 share repurchase plan. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2008 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized.

Stock Performance Graph

The performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Polycom under the Securities Act of 1933, as amended, or the Exchange Act.

The stock price performance graph depicted below reflects a comparison of the cumulative total return (change in stock price plus reinvestment dividends) of the Company’s Common Stock with the cumulative total returns of the Nasdaq Composite Index and the Morgan Stanley High Technology Index. The performance graph covers the period from December 31, 2003 through the fiscal year ended December 31, 2008.

The graph assumes that $100 was invested on December 31, 2003, in the Company’s Common Stock or in each index and that all dividends were reinvested. No cash dividends have been declared on the Company’s Common Stock.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Product revenues	$913,760	$806,482	$600,703	$511,462	$483,535
Service revenues	155,560	123,426	81,682	69,197	56,717

Total revenues	1,069,320	929,908	682,385	580,659	540,252

Cost of revenues
Cost of product revenues	374,119	322,988	218,810	179,837	161,619
Cost of service revenues	76,179	61,599	43,114	39,680	37,092

Total cost of revenues	450,298	384,587	261,924	219,517	198,711

Gross profit	619,022	545,321	420,461	361,142	341,541

Operating expenses
Sales and marketing	303,436	242,510	169,828	142,719	120,699
Research and development	135,288	139,011	114,331	91,479	92,076
General and administrative	60,201	60,994	45,410	35,631	36,942
Acquisition-related costs	162	4,258	161	351	1,394
Purchased in-process research and development	—	9,400	—	300	4,600
Amortization of purchased intangibles	7,098	11,546	7,452	8,790	20,521
Restructure costs	10,316	410	2,410	633	1,387
Litigation reserves and payments	7,401	—	—	(93)	20,951

Total operating expenses	523,902	468,129	339,592	279,810	298,570

Operating income	95,120	77,192	80,869	81,332	42,971
Interest income, net	7,938	18,646	21,164	12,848	7,279
Gain (loss) on strategic investments	—	(7,400)	176	2,908	(12)
Other income (expense), net	(5,512)	(738)	540	(5)	(1,330)

Income from continuing operations before provision for income taxes	97,546	87,700	102,749	97,083	48,908
Provision for income taxes	21,850	24,819	30,825	34,722	14,332
Income from continuing operations	75,696	62,881	71,924	62,361	34,576
Gain from discontinued operations, net of taxes	—	—	—	—	296
Gain from sale of discontinued operations, net of taxes	—	—	—	384	477

Net income	$75,696	$62,881	$71,924	$62,745	$35,349

Basic net income per share:
Income per share from continuing operations	$0.88	$0.69	$0.81	$0.66	$0.36
Income per share from discontinued operations, net of taxes	—	—	—	—	—
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—	—

Basic net income per share	$0.88	$0.69	$0.81	$0.66	$0.36

Diluted net income per share:
Income per share from continuing operations	$0.87	$0.67	$0.80	$0.65	$0.35
Income per share from discontinued operations, net of taxes	—	—	—	—	—
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—	—

Diluted net income per share	$0.87	$0.67	$0.80	$0.65	$0.35

Weighted average shares outstanding for basic net income per share	85,616	90,878	88,419	95,691	99,334
Weighted average shares outstanding for diluted net income per share	87,246	94,391	90,373	97,014	102,018

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$318,076	$342,223	$473,713	$277,462	$214,340
Working capital	383,723	400,807	426,094	246,240	171,303
Total assets	1,277,684	1,321,938	1,190,015	1,071,400	1,154,641
Total long-term obligations	95,260	80,890	29,412	23,033	15,874
Total stockholders’ equity	968,342	1,023,994	946,720	856,869	964,614

Note that the results of operations in 2008, 2007 and 2006 include stock-compensation expense under SFAS 123R, while prior periods do not. Our results of operations include the results of acquisitions from their acquisition dates, including SpectraLink since March 26, 2007, Destiny since January 5, 2007, DSTMedia since August 25, 2005 and Voyant since January 5, 2004.

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

Overview

We are a leading global provider of high-quality, easy-to-use communications solutions that enable enterprise and public sector customers to more effectively collaborate over distance, time zones and organizational boundaries. Our solutions are built on architectures that enable unified voice, video and content collaboration. Our offerings are organized in three segments: Video Solutions, Voice Communications Solutions and Services.

Important drivers for Polycom products in the current economy are the need for companies to reduce costs and travel expenses while increasing their productivity and quickly achieving returns on their investments (ROI). With the globalization of the enterprise, Polycom technology—especially our high definition telepresence and video conferencing solutions—is redefining the way organizations are able to communicate and thus achieve their goals. Customers are also looking to Polycom for solutions that can help them to meet their goals regarding “green” initiatives and to comply with mandates to reduce their corporate carbon footprint. We believe the demand for solutions to meet these core business initiatives will increase over the next decade.

The shift from circuit-switched telephony networks to Internet Protocol (IP) based networks is enabling new technologies and continues to be a significant driver for Polycom’s collaborative communications markets and for our business. High Definition (HD) voice, video, and content is another key driver for Polycom. This significant improvement in quality provided by HD is enabling telepresence and other communications models that we believe approximate in-person communications. Strategically, Polycom is investing most of its research, development, sales, and marketing efforts into delivering a superior IP-based, HD collaborative communications solution, using Polycom proprietary technology in the evolving, standards-based IP communications environment. Our goal is to deliver best-of-breed HD collaborative communications solutions that integrate into any call management system or unified communications environment.

Revenues were $1.1 billion in 2008, an increase of 15% over 2007 revenues of $929.9 million. The increase in revenues primarily reflects increased sales volumes of our video solutions and voice communications solutions products and, to a lesser extent, increases in service revenues. In 2008, excluding the impact of the SpectraLink acquisition on 2007 growth rates, we experienced slower growth than in 2007, particularly in North America and our voice product lines due in part to the global economic conditions, as well as increased competition. In the fourth quarter of 2008, our total net revenues declined by 5% sequentially from the third quarter of 2008 and were essentially flat compared to the fourth quarter of 2007, while North America experienced sequential and year-over-year declines of 12% and 6%, respectively, and our worldwide voice product revenues declined by 12% sequentially and 13% year-over year. Our Video Solutions, Voice Communications Solutions and Services segment revenues grew 14%, 13% and 26%, respectively, over 2007, and accounted for 52%, 33% and 15%, respectively, of our revenues in 2008. See Note 14 of Notes to Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin, segment inventory and revenue by geography.

We believe our voice communications solutions products are more susceptible to general economic conditions than our other products, which has lead to longer sales cycles for our voice products and in the fourth quarter of 2008 we experienced year-over-year declines in voice product revenues. In particular, while we believe that our video product lines may be better able to sustain the impact of current economic conditions and recessionary and other factors, our voice products do not provide the same return on investment profile that we believe our video products provide to customers who are curtailing travel and other related expenditures in a down economy, making our voice products more susceptible to the current economic downturn. Further, although we believe our video solutions products offer a rapid return on investment, tightened corporate budgets and capital expenditures in this economic environment will likely negatively impact our video solutions product revenues.

Gross margins decreased in 2008 over 2007 primarily as a result of acquisition-related charges related to the SpectraLink acquisition, such as amortization of purchased intangibles and decreased margins on our Voice Communications Solutions products due to a shift in product mix toward lower margin VoIP and wireless products and HDX and RPX products and away from higher margin infrastructure products. These effects were partially offset by increased margins on our Services revenues.

Operating margins increased in 2008 over 2007 primarily as a result of cost control measures implemented during the fourth quarter of 2008. From time to time, in order to control operating expenses in any given quarter, we may take actions to reduce costs such as delay or limit the scope of marketing programs and other projects, impose travel restrictions, request employees to use paid time off or implement other cost control measures. We may also periodically benefit from one-time expense adjustments. During the fourth quarter of 2008, operating expenses decreased sequentially from the third quarter of 2008 by approximately $20 million, including approximately $7 million related to cost control measures, approximately $5 million in stock-based compensation expense and approximately $5 million from the benefit of one-time expense adjustments.

During 2008, we generated approximately $167.0 million in cash flow from operating activities which, after the impact of investing, share repurchases and other financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $113.9 million net decrease in our total cash and cash equivalents.

On January 5, 2007, we completed our acquisition of Destiny Conferencing Corporation, or Destiny. Destiny designed and manufactured immersive telepresence solutions. Polycom incorporated Destiny’s products into its RPX telepresence offering prior to the acquisition under the terms of an OEM Distribution Agreement between the companies. These products also became the foundation for our TPX telepresence offering. As a result of the acquisition, we now own several patents core to telepresence. Destiny’s results of operations are included in our results of operations as part of our Video Solutions and Services segments from January 5, 2007, the date of acquisition.

On March 26, 2007, we completed our acquisition of SpectraLink Corporation. SpectraLink designs, manufactures and sells on-premises wireless telephone products to customers worldwide that complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink wireless telephone products increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace. We believe that the SpectraLink acquisition positions us as the only independent provider of both fixed and mobile solutions that seamlessly encompass voice, video and data collaboration solutions from the desktop, to the meeting room, to the mobile individual. SpectraLink’s results of operations are included in our results of operations as part of our Voice Communications Solutions and Services segments from March 26, 2007, the date of acquisition.

See Notes 2, 3 and 4 of Notes to Consolidated Financial Statements for further information on our acquisitions and related costs and charges.

The discussion of results of operations at the consolidated level is followed by a discussion of results of operations by segment for the three years ended December 31, 2008.

Results of Operations for the Three Years Ended December 31, 2008

The following table sets forth, as a percentage of total revenues (unless indicated otherwise), consolidated statements of operations data for the periods indicated.

	Year Ended December 31,
	2008	2007	2006
Revenues
Product revenues	85%	87%	88%
Service revenues	15%	13%	12%

Total revenues	100%	100%	100%
Cost of revenues
Cost of product revenues as % of product revenues	41%	40%	36%
Cost of service revenues as % of service revenues	49%	50%	53%

Total cost of revenues	42%	41%	38%

Gross profit	58%	59%	62%

Operating expenses
Sales and marketing	28%	26%	25%
Research and development	13%	15%	17%
General and administrative	6%	7%	7%
Acquisition-related costs	0%	0%	0%
Purchased in-process research and development	0%	1%	0%
Amortization and impairment of purchased intangibles	0%	1%	1%
Restructure costs	1%	0%	0%
Litigation reserves and payments	1%	0%	0%

Total operating expenses	49%	50%	50%

Operating income	9%	8%	12%
Interest income, net	1%	2%	3%
Gain (loss) on strategic investments	0%	(1%)	0%
Other income (expense), net	(1%)	0%	0%

Income before provision for income taxes	9%	9%	15%
Provision for income taxes	2%	2%	4%

Net income	7%	7%	11%

Revenues

	Year Ended December 31,			Increase From Prior Year
$ in thousands	2008	2007	2006	2008	2007
Video Solutions	$560,062	$493,279	$412,699	14%	20%
Voice Communications Solutions	$353,698	$313,202	$188,004	13%	67%
Services	$155,560	$123,427	$81,682	26%	51%

Total Revenues	$1,069,320	$929,908	$682,385	15%	36%

Total revenues for 2008 were $1.1 billion, an increase of $139.4 million, or 15%, over 2007. In 2008, excluding the impact of the SpectraLink acquisition on 2007 growth rates, we experienced slower growth than in 2007, particularly in our voice communication product lines due in part to the global economic conditions, as well as increased competition. The increase in revenues primarily reflects increased sales volumes of our video solutions and voice communications solutions products and, to a lesser extent, an increase in service revenues.

Revenues from our wireless voice products acquired in the SpectraLink acquisition accounted for approximately $25.8 million of the year over year increase and are included in the Voice Communications Solutions and Services segments.

Video Solutions segment revenues include revenues from sales of our video communications and infrastructure product lines. Revenue from video communications products increased to $481.4 million for 2008 from $408.3 million in 2007, an 18% increase, primarily due to an increase in sales volumes and average selling prices of our group video products, which consisted primarily of our VSX and HDX product families. Revenues from our infrastructure products for 2008 were $78.7 million, a decrease of 7% compared to 2007 revenues of $85.0 million, due primarily to decreases in our voice infrastructure revenues, which was only partially offset by increases in revenues from our video infrastructure products. Voice Communications Solutions product revenues increased primarily as a result of increases in revenues from our Voice-over-IP products, as well as a full year of revenues from our wireless voice products acquired in the SpectraLink acquisition during the last week of the first quarter of 2007. Services segment revenues increased primarily as a result of increases in revenues from our video communications products, increases in revenues related to products acquired in the SpectraLink acquisition and, to a lesser extent, increases in video infrastructure services.

Total revenues for 2007 were $929.9 million, an increase of $247.5 million, or 36%, over 2006. Revenues from our wireless voice products acquired in the SpectraLink acquisition accounted for approximately $113.5 million of the year over year increase. The remaining increase in revenues primarily reflects increased sales volumes of our video and voice communications solutions products and, to a lesser extent, an increase in service revenues. Infrastructure product revenues were essentially flat.

Video Solutions segment revenues include revenues from sales of our video communications and infrastructure product lines. Revenue from video communications products increased to $408.3 million for 2007 from $327.5 million in 2006, a 25% increase, primarily due to an increase in sales volumes and average selling prices of our group video products, which consisted primarily of our VSX and HDX product families. Revenues from our infrastructure products for 2007 were $85.0 million, essentially flat compared to 2006 revenues of $85.2 million, due primarily to increases in revenues from our video infrastructure and software product sales being substantially offset by decreases in our voice infrastructure revenues. Infrastructure product revenues were impacted by a decrease in video infrastructure product average selling prices, due in part to increased competition. Voice Communications Solutions product revenues increased primarily as a result of revenues from our wireless voice products acquired in the SpectraLink acquisition, as well as increases in sales volumes of our Voice-over-IP and circuit switched products. Services revenues increased primarily due to increases in voice-related services as a result of the acquired SpectraLink product lines, as well as increased video-related services and video infrastructure services.

International sales, which are defined as revenues outside of Canada and the U.S., accounted for 47%, 44% and 43% of total revenues for 2008, 2007 and 2006, respectively. On a regional basis, North America, Europe, Asia Pacific and Latin America accounted for 53%, 26%, 18% and 3%, respectively, of our total 2008 revenues. North America, Europe, Asia Pacific and Latin America revenues increased 8%, 29%, 17% and 23%, respectively, in 2008 over 2007. Revenues in North America, Europe, Asia Pacific and Latin America increased in 2008 over 2007 as a result of an increase in video solutions and voice communication product revenues and increased services revenues. In 2008, we experienced slower growth than in 2007, particularly in North America due in part to the global economic conditions, as well as increased competition.

On a regional basis, North America, Europe, Asia Pacific and Latin America accounted for 56%, 24%, 17% and 3%, respectively, of our total 2007 revenues. North America, Europe, Asia Pacific and Latin America revenues increased 35%, 44%, 31% and 40%, respectively, in 2007 over 2006. Excluding SpectraLink revenues, North America and Europe increased 13% and 24%, respectively, in 2007 over 2006. Asia Pacific and Latin America were not significantly impacted by SpectraLink revenues in 2007. Revenues in North America, Europe, Asia Pacific and Latin America increased in 2007 over 2006 primarily as a result of an increase in video and voice communication product revenues, and to a lesser extent, increased services and infrastructure revenues.

In 2008, one channel partner accounted for 11% of our Video Solutions segment revenues. No one channel partner accounted for more than 10% of our total net revenues or of our Voice Communications Solutions or Services segment revenues in 2008. In 2007, no one channel partner accounted for more than 10% of our total net revenues or of our Video Solutions, Voice Communications Solutions or Services segment revenues. In 2006, one channel partner accounted for 10% of our total net revenues and of our Video Solutions segment revenues. No one channel partner accounted for more than 10% of our Voice Communications Solutions or Services segment revenues in 2006. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period. We also sell our voice infrastructure products directly to end-users and the revenues in the Video Solutions segment from end-users are subject to more variability than our revenues from our reseller customers.

We typically ship products within a short time after we receive an order and, therefore, backlog is not necessarily a good indicator of future revenues. As of December 31, 2008, we had $60.5 million of order backlog as compared to $57.7 million at December 31, 2007. We include in backlog open product orders which we expect to ship or services which we expect to bill and record revenue for in the following quarter. Once billed, unrecorded service revenue is included in deferred revenue. We believe that the current level of backlog will continue to fluctuate primarily as a result of the level and timing of orders received and customer delivery dates requested outside of the quarter. The level of backlog at any given time is also dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based in part on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline from current levels.

Cost of Revenues and Gross Margins

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2008	2007	2006	2008		2007
Product Cost of Revenues	$374,119	$322,988	$218,810	16%		48%
% of Product Revenues	41%	40%	36%	1	pt	4	pts
Product Gross Margins	59%	60%	64%	(1	)pt	(4	)pts
Service Cost of Revenues	$76,179	$61,599	$43,114	24%		43%
% of Service Revenues	49%	50%	53%	(1	)pt	(3	)pts
Service Gross Margins	51%	50%	47%	1	pt	3	pts
Total Cost of Revenues	$450,298	$384,587	$261,924	17%		47%
% of Total Revenues	42%	41%	38%	1	pt	3	pts
Total Gross Margin	58%	59%	62%	(1	)pt	(3	)pts

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization and impairment of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included charges for stock-based compensation of $2.4 million, $2.7 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Generally, Video Solutions segment products have a higher gross margin than products in our Voice Communications Solutions segment.

Overall, product gross margins decreased by 1 percentage point in 2008 as compared to 2007 which is due in part to an increase in the amortization of core and existing technology purchased intangibles as a result of the SpectraLink acquisition that we completed at the end of the first quarter of 2007 and to a shift in product mix toward lower margin Voice-over-IP, HDX and RPX products and away from higher margin infrastructure products, which was partially offset by a decrease in the impact of purchase accounting adjustments for the write up of certain inventory to its fair value at the time of the SpectraLink acquisition, which resulted in higher product costs being recorded for certain inventory sold in the first half of 2007.

Excluding costs which are not allocated to our segments, such as amortization of purchased intangibles, stock-based compensation expense and fair value adjustments to inventory related to acquisition accounting, gross margins decreased slightly in our Video Solutions and Voice Communications Solutions segments in 2008 compared to 2007. Gross margins in our Services segment increased slightly in 2008 compared to 2007. The fluctuation in these segments’ gross margin was primarily due to changes in product mix. Video Solutions gross margins were negatively impacted by the decrease in revenues from our voice infrastructure products, which typically have higher gross margins than our video communications products. The lower Video Solutions gross margin was also due to lower video communications product gross margins attributable in part to new video product offerings, which typically have lower gross margins for a period of time after their introduction due to higher component costs, the technological complexity of the newer products and lower initial production volumes. We have a number of initiatives focused on value engineering the design of certain of our HDX products, which we began to see positively impact our gross margins in the third quarter of 2008. Value engineering is the process by which production costs are reduced through activities such as component redesign, board configuration, test processes, and transformation processes. We have launched a number of new products in recent quarters, including additional products in our HDX and RPX product lines, and newer products are becoming an increasing percentage of our revenues. For example, the HDX and RPX products accounted for almost half of our video communications product revenues in 2008 as compared to approximately 22% in 2007. Our Voice-over-IP handset products and the wireless products we acquired from SpectraLink have a lower gross margin than the consolidated gross margin of our other voice communications products. The change in mix toward our Voice-over-IP products, together with the increase in wireless product revenues, resulted in lower Voice Communications Solutions gross margins during 2008. Depending upon the product mix and sales volumes, Voice Communications Solutions gross margins could be lower in the future.

Overall, product gross margins decreased by 4 percentage points in 2007 as compared to 2006 which is due in part to the amortization of core and existing technology purchased intangibles as a result of our recent acquisitions and increased stock-based compensation costs. In addition, cost of product revenues increased as a result of the write-up of inventory to its fair value at the time of the acquisitions. These increased costs, which are not allocated to our segments, accounted for approximately 2 percentage points of the decrease in gross margin in 2007. Excluding these unallocated costs, gross margins decreased in both our Video Solutions and Voice Communications Solutions segments in 2007 versus the comparable 2006 period. The fluctuation in these segments’ gross margin was primarily due to changes in product mix. Our Voice-over-IP handset products and the wireless products we acquired from SpectraLink have a lower gross margin than the consolidated gross margin of our other voice communications products which resulted in lower gross margins during 2007, and depending upon the product mix could result in lower Voice Communications Solutions gross margins in the future. Our gross margins on our wireless products were also negatively impacted by changes in our distribution model whereby we transitioned certain direct customers and resellers to purchase from our distributors and this negative impact may continue. The decrease in gross margins in our Video Solutions segment was primarily due to decreased margins on our video infrastructure products as a result of decreased average selling prices, substantially offset by higher gross margins on our group video systems.

Our December 31, 2008 finished goods inventory levels were significantly higher than the December 31, 2007 levels primarily as a result of lower revenues than planned, the difference in planned versus actual sales mix of products, as well as weaker revenue linearity and other factors that we experienced in the first quarter of 2008. However, our inventory levels have decreased sequentially since March 31, 2008 and inventory turns have remained flat or improved slightly each quarter. We will continue to monitor our inventory levels closely as we take actions that we expect will have the impact of reducing inventory and improving our inventory turns in the coming quarters. Inventory levels and associated inventory turns in the future will fluctuate depending upon a number of factors, including the differences in planned versus actual sales mix, an increase in the inventory purchases transported via ocean freight versus air freight and other factors.

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

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our product gross margins. Cost of service revenues and service gross margins included charges for stock-based compensation of $3.2 million, $3.4 million and $1.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Overall, service gross margins increased in 2008 over 2007 primarily as a result of increased video-related maintenance services where we benefited from economies of scale, as well as achieving greater efficiencies in our product installation and implementation services.

Overall, service gross margins increased in 2007 over 2006 as a result of revenues increasing at a faster pace than related service costs, as well as a shift in mix of services revenues toward higher margin video maintenance revenues. This was offset partially by increased expenses related to stock-based compensation.

Our service inventory levels at December 31, 2008 have also increased significantly from the December 31, 2007 levels as a result of an increase in the number of products that we service and the level of inventory required to service our growing installed base.

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

Sales and Marketing Expenses

	Year Ended December 31,			Increase From Prior Year
$ in thousands	2008	2007	2006	2008		2007
Expenses	$303,436	$242,510	$169,828	25%		43%
% of Total Revenues	28%	26%	25%	2	pts	1	pt

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation of $11.2 million, $12.7 million and $6.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Sales and marketing expense as a percentage of revenue increased by 2 percentage points in 2008 as compared to 2007. The increase in sales and marketing expense in absolute dollars in 2008 over 2007 was due primarily to an increase in compensation costs as a result of increases in our sales and marketing headcount as well as increases in revenue, and to a lesser extent, increases in marketing programs. Sales and marketing headcount has increased 14% from December 31, 2007 to December 31, 2008. The increase in sales and marketing expenses as a percentage of revenue is due primarily to the significant investments we made in our sales team and the time required for new sales personnel to achieve optimal sales productivity levels.

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

We expect our sales and marketing expenses to remain relatively stable in absolute dollars as a result of previous investments we have made in increasing our sales coverage across all our markets, including emerging markets and key vertical markets. Over time we expect sales and marketing expenses to decrease as a percentage of revenue as the sales productivity of new sales personnel increases and revenues increase. However, forecasting sales and marketing expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we market new products and also depending upon the timing of trade shows. Sales and marketing expenses may also fluctuate due to increased international expenses and the impact of changes in foreign currency exchange rates. From time to time, in order to control operating expenses in any given quarter, we may take actions to reduce costs such as delay or limit the scope of marketing programs and other projects, impose travel restrictions, request employees to use paid time off or implement other cost control measures. Such actions may not be able to be implemented in a timely fashion or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Research and Development Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2008	2007	2006	2008		2007
Expenses	$135,288	$139,011	$114,331	(3)%		22%
% of Total Revenues	13%	15%	17%	(2	) pts	(2	) pts

Research and development expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development expenses included charges for stock-based compensation of $9.8 million, $12.5 million and $7.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Research and development expenses as a percentage of revenue decreased for 2008 as compared to 2007, primarily due to spending decreasing by 3% in 2008 over 2007 as compared to revenues increasing 15% in 2008 over 2007. The decrease in absolute dollars in 2008 as compared to 2007 was due primarily to a $2.6 million decrease in stock-based compensation and a decrease in headcount in our Video Solutions segment partially offset by an increase in our Voice Communications Solutions segment spending as SpectraLink was included for the full year. In addition, an increasing percentage of our research and development is being performed in lower cost jurisdictions.

Research and development expenses as a percentage of revenue decreased for 2007 as compared to 2006, primarily due to spending increasing by 22% in 2007 over 2006 as compared to revenues increasing 36% in 2007 over 2006. The increase in absolute dollars in 2007 as compared to 2006 was due to planned increases in program development expenses to support increased investment in new product initiatives, such as our High Definition video and voice products and enhancements to our infrastructure products, as well as increased compensation charges related to increased headcount due to our acquisition of SpectraLink, incentive accruals and stock-based compensation expense. Research and development expenses increased in 2007 as compared to 2006 in both our Video Solutions and Voice Communications Solutions segments.

We are currently investing research and development resources to enhance and upgrade the products that comprise our unified collaboration communications solutions, which encompass products and services across our product lines, including enhancements to our existing infrastructure products, products that address the high definition video conferencing market and additional voice-over-IP and wireless products. In addition, we are investing research and development resources to support our strategic partnerships. We also anticipate committing a greater proportion of our research and development expenses toward enhancing the integration and interoperability of our entire video solutions product suite.

We believe that technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. We expect that research and development expenses will decrease in absolute dollars and as a percentage of revenues in 2009 over to 2008 as we continue to manage headcount and related expenses and an increasing percentage of research and development is performed in lower cost jurisdictions. From time to time, in order to control operating expenses in any given quarter, we may take actions to reduce costs such as delay or limit the scope of engineering projects, impose travel restrictions, request employees to use paid time off or implement other cost control measures. Such actions may not be able to be implemented in a timely fashion or may not be successful in completely offsetting the impact of lower than anticipated revenues.

General and Administrative Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2008	2007	2006	2008		2007
Expenses	$60,201	$60,994	$45,410	(1)%		34%
% of Total Revenues	6%	7%	7%	(1	) pt	—

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation of $8.0 million, $10.5 million and $6.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

General and administrative expenses decreased in absolute dollars and as a percentage of revenues in 2008, as compared to 2007. The decrease in spending in absolute dollars in general and administrative in 2008 over 2007 was primarily due to decreased stock-based compensation charges and legal and outside services, partially offset by increased bad debt expense and compensation charges related to increased headcount, as well as increased facilities and information technology costs. In 2008, the decrease in stock-based compensation accounted for $2.4 million of the decrease and legal and outside services accounted for $2.8 million of the decrease. These decreases were partially offset by increased compensation charges of $1.2 million, increased bad debt expense of $1.3 million, and increased infrastructure costs of $1.9 million. The remaining changes are related to numerous smaller items.

As a percentage of revenues, general and administrative expenses remained flat in 2007, as compared to 2006. The increase in spending in absolute dollars in general and administrative in 2007 over 2006 was primarily due to increased compensation charges related to increased headcount from our SpectraLink acquisition, increased incentive accruals and stock-based compensation expense, as well as increased legal and project- related outside services costs. In 2007, the increase in compensation charges, including stock compensation costs, accounted for $8.9 million of the increase, legal and outside services accounted for $3.7 million of the increase and increases in infrastructure costs accounted for $0.6 million of the increase. The remaining changes are related to numerous smaller items.

Future charges related to costs associated with litigation, or uncollectibility of our receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded. Additionally, predicting the timing of litigation and bad debt expense is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, or with asserting and enforcing our rights concerning our intellectual property portfolio and other factors. We believe that our general and administrative expenses will likely remain flat in absolute dollars and as a percentage of revenues in 2009. From time to time, in order to control operating expenses in any given quarter, we may take actions to reduce costs such as delay or limit the scope of administrative projects, impose travel restrictions, request employees to use paid time off or implement other cost control measures. Such actions may not be able to be implemented in a timely fashion or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Acquisition Related Integration Costs

We recorded charges to operations of $0.2 million in 2008, $4.3 million in 2007 and $0.2 million in 2006 for acquisition-related integration costs. These charges primarily include outside financial advisory, accounting, legal and consulting fees and other costs directly related to integrating acquired companies. The 2008 and 2007 charges primarily related to professional services costs to integrate SpectraLink, which we acquired in March 2007, and to a lesser extent Destiny, which we acquired in January 2007. The charges in 2006 primarily related to professional services costs to integrate DSTMedia, which we acquired in August 2005. If we acquire additional businesses in the future, we may incur material acquisition expenses related to these transactions.

Purchased In-process Research and Development

In 2007, we recorded charges totaling $9.4 million for in-process research and development acquired as part of our acquisition of SpectraLink. There were no such charges in 2008 or 2006. The research and development acquired as part of the SpectraLink acquisition related primarily to projects associated with enhancements and upgrades to the functionality and performance of the SpectraLink 6000, SpectraLink 8000 and DECT products. The amount allocated to purchased in-process research and development was determined by management after considering, among other factors, established valuation techniques in the high-technology communications industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for these in-process research and development projects as of the acquisition date. All significant in process research and development projects had been completed as of December 31, 2007.

Amortization and Impairment of Purchased Intangibles

In 2008, 2007 and 2006, we recorded $7.1 million, $11.5 million and $7.5 million, respectively, for amortization and impairment of purchased intangibles acquired in our acquisitions. In addition to the amounts recorded as operating expenses in 2008 and 2007, we recorded amortization totaling $13.7 million and $10.9 million, respectively, related to certain technology intangibles in cost of product revenues. Purchased intangible assets are being amortized to expense over their estimated useful lives, which range from several months to eight years. In 2007 and 2006, $3.6 million and $1.4 million, respectively, of the total operating expense related to the impairment of certain intangibles that we acquired in the Voyant acquisition. There was no impairment in 2008.

The decrease in absolute dollars in 2008 as compared to 2007 was primarily due to lower amortization of certain intangibles acquired in the Voyant acquisition due to their impairment in the fourth quarter of 2007. The increase in absolute dollars in 2007 as compared to 2006 was primarily due to the purchased intangibles from the SpectraLink and Destiny acquisitions in early 2007, partially offset by decreases related to certain purchased intangibles related to the Voyant acquisition becoming fully amortized as of December 31, 2006.

We evaluate our purchased intangibles for possible impairment on an ongoing basis. When impairment indicators exist, we perform an assessment to determine if the intangible asset has been impaired and to what extent. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists, and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. Based on the results of the 2007 and 2006 impairment assessments, we determined that certain purchased intangible assets acquired as part of the Voyant acquisition had been impaired as of the respective year end periods, and we recorded impairment charges of approximately $3.6 million, and $1.4 million, respectively. In 2007 and 2006, these assets were written down as a result of a decline in the projected future cash flows from future products that will utilize the technology acquired in the acquisition. At December 31, 2008, the carrying value of our purchased intangibles was $65.4 million.

Restructure Costs

In 2008, 2007 and 2006, we recorded $10.3 million, $0.4 million and $2.4 million, respectively, related to restructuring actions which resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. In 2008, these actions were intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams. In 2007, these actions primarily related to the reorganization of our video and infrastructure divisions into one combined business unit, the Video Solutions Group, and the elimination of certain executive positions. In 2006, these actions included the relocation of our Asia Pacific headquarters from Hong Kong to Singapore, as well as elimination of certain other sales and administrative functions. See Note 6 of Notes to Consolidated Financial Statements for further information on restructure costs.

On January 6, 2009, we announced the implementation of a workforce reduction designed to reduce our cost structure while maintaining flexibility to invest in the strategic growth areas of the business. The plan includes elimination of approximately 150 positions, or six percent of our global workforce, with most of these reductions taking effect immediately. We currently expect to record restructuring charges and make cash expenditures totaling approximately $6.7 million in the first quarter of 2009 resulting from these actions, primarily related to severance and other employee termination benefits.

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

Litigation Reserves and Payments

During 2008, we recorded charges totaling $7.4 million as a result of trial preparation costs and the fee arrangement we had with our outside legal counsel that represented us in our litigation against Codian, pursuant to which we owed additional legal fees based upon the favorable outcome that was achieved in the first quarter of 2008. There were no such expenses in 2007 or 2006. See Note 9 of Notes to Consolidated Financial Statements for further information.

We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future and could result in charges that would have a material adverse impact on our financial position, our results of operations, or our cash flows.

Interest Income, Net

Interest income, net, consists primarily of interest earned on our cash, cash equivalents and investments net of bank charges resulting from the use of our bank accounts. Interest income, net of interest expense, was $7.9 million in 2008, $18.6 million in 2007 and $21.2 million in 2006.

Interest income decreased in 2008 over 2007 primarily due to lower average cash and investment balances due to our stock repurchase activity in 2008 and lower average investment returns. Average interest rate returns on our cash and investments were 2.94% in 2008, compared to 5.14% in 2007.

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

Interest income, net will likely fluctuate in 2009 due to movement in our cash balances and changes in market interest rates. The cash balance could decrease depending upon the cash used in future acquisitions, our stock repurchase activity and other factors.

Other Income (Expense), Net

Other income (expense), net was a net expense of $5.5 million in 2008 compared to a net expense of $0.7 million in 2007 and net income of $0.5 million in 2006. During 2008 we recognized foreign currency related losses of $2.7 million, $1.0 million related to the other-than temporary impairment recognized on our investments and $1.4 million related to taxes and licensing. The extent of the foreign currency related losses and the other-than-temporary impairment did not occur in the prior years.

Other income (expense), net could fluctuate significantly depending upon foreign exchange fluctuations and further impairments to our investments. Due to the recent credit crisis, changes in interest and exchange rates and the underlying cost of hedging has been subject to greater fluctuation. Further, the current economic environment has resulted in an increased amount of unrealized losses for certain of our investments, which could result in additional realized losses in the future if current market conditions deteriorate further or if the anticipated recovery in market values does not occur.

Gain (Loss) on Strategic Investments

For strategic reasons, we have made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. We evaluate a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At December 31, 2008 and 2007, these investments had a carrying value of $2.2 million and $1.7 million, respectively, and are recorded in “Other assets” in our Consolidated Balance Sheets.

In 2008, 2007 and 2006, we made additional investments in three private companies totaling $0.5 million, $0.2 million and $3.0 million, respectively. In 2007, our investments were permanently written down by $7.4 million from original cost, which is reflected in “Gain (loss) on strategic investments” in the Consolidated Statements of Operations. The write-down of $7.4 million in the second quarter of 2007 was based upon our evaluation of the investee’s financial position, including cash usage, the status of the investee’s business prospects as of June 30, 2007, and the rights and privileges associated with the investment. Based on this evaluation and our intent as of June 30, 2007 not to participate in the round of additional funding of the investee that was in process at the time, it was determined that based upon the preferences, including liquidation preferences, that would be held by more senior securities, the write down of the carrying value to zero was necessary.

Provision for Income Taxes

Our overall effective tax rates for 2008, 2007 and 2006 were 22.4%, 28.3% and 30.0%, respectively, which resulted in a provision for income taxes, of $21.9 million, $24.8 million, and $30.8 million in 2008, 2007, and 2006, respectively. The decrease in the effective tax rate in 2008 versus 2007 was primarily related to the release of $4.2 million in tax reserves and related interest and penalties due to the lapse of the statutes of limitation in various foreign jurisdictions in 2008 combined with the non-deductibility in 2007 of the in-process research and development acquired in the SpectraLink acquisition. The decrease in the effective tax rate in 2007 versus 2006 was due to a relative increase in foreign earnings which are subject to lower tax rates, combined with the settlement of certain audits with foreign tax authorities, substantially offset by the non-deductibility of the in-process research and development acquired in the SpectraLink acquisition.

As of December 31, 2008, we had approximately $3.7 million in tax net operating loss carryforwards and $15.7 million in tax credit carryovers, as well as other deferred tax assets arising from temporary differences. In addition, at December 31, 2008 we had a valuation allowance of $1.1 million related to net operating loss carryforwards in certain foreign jurisdictions. See Note 13 of Notes to Consolidated Financial Statements.

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

Segment Information

A description of our products and services, as well as annual financial data, for each segment can be found in the Business section of this Form 10-K and Note 14 of Notes to Consolidated Financial Statements. The results discussions below include the results of each of our segments for the years ended December 31, 2008, 2007 and 2006. Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and to allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, stock-based compensation costs, general and administrative costs, such as legal and accounting costs, acquisition-related integration costs, amortization and impairment of purchased intangible assets, purchase accounting adjustments made to inventory, purchased in-process research and development costs, restructuring costs, interest income, net, and other expense, net.

Video Solutions

	Year Ended December 31,			Increase From Prior Year
$ in thousands	2008	2007	2006	2008		2007
Revenues	$560,062	$493,279	$412,699	14%		20%
Contribution margin	$266,871	$229,024	$185,437	17%		24%
Contribution margin as % of video solutions revenues	48%	46%	45%	2	pts	1	pt

Revenues from our Video Solutions segment increased by $66.8 million or 14% over 2007 to $560.1 million in 2008. Revenue from video communications products increased to $481.4 million for 2008 from $408.3 million in 2007, an 18% increase, primarily due to an increase in sales volumes and average selling prices of our group video products, which consisted primarily of our VSX and HDX product families. With the increasing adoption of high definition (HD) throughout 2008, our HDX products comprised an increasing percentage of the group video units sold and contributed to higher average selling prices. In the fourth quarter of 2008, approximately 60% of our video communications product revenues were derived from our high definition HDX products versus our standard definition VSX products. Revenues also increased as a result of increased revenues from sales of our RPX and TPX telepresence products. The return on investment of video may be helping drive growth in our Video Solutions segment, which may make this segment of our business more resilient in the current economic environment. Revenues from our infrastructure products for 2008 were $78.7 million, a decrease of 7% compared to 2007 revenues of $85.0 million, due primarily to decreases in our voice infrastructure product revenues, which was only partially offset by increases in revenues from our video infrastructure products.

Revenues from our Video Solutions segment increased by $80.6 million or 20% over 2006 to $493.3 million in 2007. Revenue from video communications products increased to $408.3 million for 2007 from $327.5 million in 2006, a 25% increase, primarily due to an increase in sales volumes and average selling prices of our group video products, which consisted primarily of our VSX and HDX product families. Revenues from our infrastructure products for 2007 were $85.0 million, essentially flat compared to 2006 revenues of $85.2 million, due primarily to increases in revenues from our video infrastructure and software product sales being substantially offset by decreases in our voice infrastructure revenues. Infrastructure product revenues were impacted by a decrease in video network system average selling prices, due in part to increased competition.

International revenues defined as revenues outside of Canada and the U.S., accounted for 58%, 52% and 49% of our Video Solutions segment revenues for 2008, 2007 and 2006, respectively. In 2008 and 2006, one channel partner accounted for more than 10% of our total net revenues for our Video Solutions segment. In 2007, no one channel partner accounted for more than 10% of our total net revenues for our Video Solutions segment. We believe it is unlikely that the loss of any one channel partner would have a long term material adverse effect on consolidated revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The contribution margin as a percentage of Video Solutions segment revenues was 48% in 2008 as compared to 46% in 2007. Contribution margins increased primarily as a result of engineering expenses decreasing as a percent of revenues and in absolute dollars, partially offset by slightly lower gross margins and increased direct marketing expenses. Gross margins decreased primarily due to changes in product mix. Video Solutions gross margins were negatively impacted by the year-over-year decrease in revenues from our voice infrastructure products, which typically have higher gross margins than our video communications products.

The lower Video Solutions gross margins in 2008 as compared to 2007 was also due to lower video communications product gross margins due in part to new products which typically have lower gross margins for a period of time after their introduction due to higher component costs attributable to the technological complexity of the newer products and lower initial production volumes. We have recently launched a number of new products, including our HDX and RPX product lines, and newer products are becoming an increasing percentage of our revenues. We also have a number of initiatives focused on reducing new product costs through value engineering the design of certain of our HDX products, which we began to see positively impact our gross margins in the third quarter of 2008.

The contribution margin as a percentage of Video Solutions segment revenues was 46% in 2007 as compared to 45% in 2006. Contribution margins increased primarily as a result of engineering expenses decreasing as a percent of revenues, although increasing in absolute dollars. This was offset by slightly lower gross margins in 2007 as compared to 2006 in both our video and infrastructure product lines. This was due in part to new products which typically have lower gross margins for a period of time after their introduction. Direct marketing expenses increased in absolute dollars and slightly as a percent of revenues.

Direct marketing and engineering spending in the Video Solutions segment will fluctuate depending upon the timing of new product launches and marketing programs.

Voice Communications Solutions

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2008	2007	2006	2008	2007
Revenues	$353,698	$313,202	$188,004	13%	67%
Contribution margin	$146,656	$131,471	$81,885	12%	61%
Contribution margin as % of voice communications solutions revenues	42%	42%	44%	—	(2	) pts

Revenues from our Voice Communications Solutions segment for 2008 increased 13% over 2007 to $353.7 million, due primarily to increases in sales volumes of our Voice-over-IP and installed voice products, as well as a full year of revenues from our wireless voice products acquired in the SpectraLink acquisition during the first quarter of 2007. Revenues from products acquired in the SpectraLink acquisition accounted for approximately 43% of the increase in revenues in this segment. This was partially offset by year-over-year decreases in revenues from our circuit-switch products. In 2008, excluding the impact of the SpectraLink acquisition on 2007 growth rates, we experienced slower growth than in 2007 in our voice product lines due in part to the global economic conditions. For example, in the fourth quarter of 2008, our worldwide voice product revenues declined by 12% from the third quarter of 2008 and 13% compared to the fourth quarter of 2007. Our voice products do not provide the same return on investment profile that we believe our video solutions products provide to customers who are curtailing travel and other related expenditures in a down economy, making our voice products more susceptible to the current economic downturn.

Revenues from our Voice Communications Solutions segment for 2007 increased 67% over 2006 to $313.2 million, due primarily to revenues from our SpectraLink wireless voice products acquired during the first quarter of 2007, as well as increased sales volumes of our Voice-over-IP products and circuit switched products. Revenues from products acquired in the SpectraLink acquisition accounted for $113.5 million of the increase over 2006. Excluding SpectraLink revenues, Voice Communications Solutions segment revenues for 2007 increased 19% over 2006.

International revenues, defined as revenues outside of Canada and the U.S., accounted for 37%, 36% and 35% of our total Voice Communications Solutions segment revenues for 2008, 2007 and 2006, respectively. In 2008, 2007 and 2006, no one customer accounted for more than 10% of our total net revenues or of our Voice Communications Solutions segment revenues.

The contribution margin as a percentage of Voice Communications segment revenues was 42% in 2008 and 2007. The contribution margin remained flat primarily due to lower gross margins partially offset by engineering expenses decreasing as a percent of revenues although increasing in absolute dollars. The decrease in gross margins was due to the higher mix of Voice-over-IP handset and wireless product revenues which generally have a lower gross margin than our circuit switched and installed voice products. Engineering expenses increased in absolute dollars primarily as a result of the SpectraLink acquisition which was completed during the last week of the first quarter of 2007. Direct marketing spending increased in absolute dollars in 2008, while remaining flat as a percentage of revenues when compared with 2007.

The contribution margin as a percentage of Voice Communications Solutions segment revenues was 42% in 2007 as compared to 44% in 2006. The decrease in contribution margin was primarily due to lower gross margins due to the higher mix of Voice-over-IP handset and wireless product revenues which generally have a lower gross margin than our circuit switched and installed voice products and increased engineering expenses which increased as a percent of revenues, as well as in absolute dollars in 2007 as compared to 2006 due primarily to the SpectraLink acquisition at the end of the first quarter of 2007. Our gross margins on our wireless products were also negatively impacted by changes in our distribution model whereby we transitioned certain direct customers and resellers to purchase from our distributors and this may continue. Direct marketing spending increased in absolute dollars in 2007, while decreasing as a percentage of revenues during the year.

Direct marketing and engineering spending in the Voice Communications Solutions segment will fluctuate depending upon the timing of new product launches and marketing programs.

Services

	Year Ended December 31,			Increase From Prior Year
$ in thousands	2008	2007	2006	2008	2007
Revenues	$155,560	$123,427	$81,682	26%	51%
Contribution margin	$68,351	$53,975	$33,341	27%	62%
Contribution margin as % of service revenue	44%	44%	41%	—	3	pts

Revenues from our Services segment increased by 26% in 2008 over 2007 to $155.6 million, due primarily to increased video-related services and, to a lesser extent, increased video infrastructure product related services. In addition, a full year of revenues from services related to products acquired in the SpectraLink acquisition accounted for 26% of the increase over the year ago period.

Revenues from our Services segment for 2007 increased 51% over 2006 to $123.4 million, due primarily to increased revenues from our SpectraLink acquisition in the first quarter of 2007 as well as increases in video solutions related services, including both video endpoints and video infrastructure. These increases were partially offset by decreases in voice infrastructure maintenance services. Revenues from services related to products acquired in the SpectraLink acquisition accounted for $23.5 million of the increase over the year ago period.

International revenues, defined as revenues outside of Canada and the U.S., accounted for 34%, 30% and 34% of total Service revenues for 2008, 2007 and 2006, respectively. No one customer accounted for more than 10% of our total revenues for our Services segment for 2008, 2007 or 2006.

Overall, the Services segment contribution margin remained flat as a percentage of Service segment revenues in 2008 versus 2007. Gross margins and operating expenses were essentially flat as a percentage of revenues. Gross margins have been impacted by increased service costs, including increased headcount-related costs, repair costs and shipping costs. Service gross margins were negatively impacted during 2008 by negative gross margins on the installation of our RPX telepresence product. We expect to improve margins on these product installations as we train additional personnel and achieve greater efficiencies, as well as evaluate our pricing model.

Overall, the increase in the Services segment contribution margin as a percentage of Service segment revenues in 2007 versus 2006 is due primarily to increased gross margins more than offsetting increases in operating expenses. Service gross margins increased in 2007 as compared to 2006 as a result of revenue increasing at a faster pace than related service costs.

Liquidity and Capital Resources

As of December 31, 2008, our principal sources of liquidity included cash and cash equivalents of $165.7 million, short-term investments of $152.4 million and long-term investments of $6.4 million. Cash and cash equivalents includes cash in the bank of approximately $64.7 million and the remaining $101.0 million is comprised primarily of highly liquid investments in commercial paper, U.S. government securities, time deposits, savings accounts, money market funds and corporate debt securities with original maturities of 90 days or less at the time of purchase. Substantially all of our short-term and long-term investments are comprised of U.S.

government securities, corporate debt securities and corporate preferred equity securities. See Note 7 of Notes to Consolidated Financial Statements. We also have outstanding letters of credit totaling approximately $1.2 million that are in place to satisfy certain of our facility lease requirements.

Our total cash and cash equivalents and investments held in the United States totaled $156.1 million as of December 31, 2008, and the remaining $168.4 million was held outside of the United States in various foreign subsidiaries. If we would need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

We generated cash from operating activities totaling $167.0 million in 2008, $149.5 million in 2007 and $147.7 million in 2006. The increase in cash provided from operating activities in 2008 over 2007 was due primarily to increased net income and non-cash expenses, a decrease in accounts receivable and a larger increase in other accrued liabilities. Offsetting these positive effects were a larger increase in inventories, a large decrease in accounts payable, a larger increase in prepaid expenses and other current assets and a larger increase in other accrued liabilities. The increase in cash provided from operating activities in 2007 over 2006 was due primarily to increased net income and non-cash expenses, and larger increases in accounts payable and taxes payable. Offsetting these positive effects were a larger increase in accounts receivable, larger increase in inventories, smaller decrease in deferred taxes, smaller increase in other accrued liabilities and a larger increase in prepaid expenses and other current assets.

The total net change in cash and cash equivalents for the year ended 2008 was a decrease of $113.9 million. The primary sources of cash were $167.0 million from operating activities and $52.1 million associated with the exercise of stock options and purchases under the employee stock purchase plan. The primary uses of cash during this period were $222.6 million for purchases of our common stock, $67.5 million for purchases of investments, net of proceeds from sales and maturities of investments and $47.5 million for purchases of property and equipment. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses and other items (such as depreciation, amortization, the provision for doubtful accounts, inventory write-downs for excess and obsolescence, non-cash stock based compensation, excess tax benefit from stock based compensation and the tax benefits from the exercise of employee stock options), reductions in deferred taxes and net increases in accounts receivables, taxes payable and other accrued liabilities. Offsetting the positive effect of these items were net decreases in accounts payable, and increases in inventories and prepaid expenses and other assets.

Our days sales outstanding, or DSO, metric was 44 days at December 31, 2008 compared to 48 days at December 31, 2007. We expect that DSO will remain in the 40 to 50 day range but could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables which typically have longer payment terms and increases in receivables from service providers and government entities that have longer payment terms of 45 and 60 days, respectively, compared to 30 day terms for other customers. DSO could be negatively impacted in the current economic environment if our partners experience difficulty in financing purchases, which results in delays in payment to us. Inventory turns decreased from 5.9 turns at December 31, 2007 to 4.9 turns at December 31, 2008. The decrease in inventory turns was a result of significant growth in our finished goods inventory levels during the year primarily as a result of lower revenues than planned, the difference in planned versus actual sales mix of products, as well as weaker revenue linearity, growth in service inventory levels and other factors. We believe inventory turns will fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a greater mix of ocean freight versus air freight to reduce freight costs.

We enter into foreign currency forward-exchange contracts, which typically mature in one month, to hedge our exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record on the balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on contracts are recorded as other income (expense), offsetting transaction gains and losses on the related assets and liabilities. Additionally, our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rate spreads between the U.S. and other foreign markets, which may have been subject to greater fluctuations and less predictability due to the recent credit crisis.

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

From time to time, the Board of Directors has approved plans for us to purchase shares of our common stock at our discretion in the open market. During the years ended December 31, 2008, 2007 and 2006, we purchased approximately 8.9 million, 4.3 million and 4.8 million shares, respectively, of our common stock in the open market for cash of $220.0 million, $125.7 million and $103.6 million, respectively. As of December 31, 2008, we were authorized to purchase up to an additional $220.0 million under the 2008 share repurchase plan.

At December 31, 2008, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $96.8 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Consolidated Financial Statements once goods or services have been received or at such time when we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit totaling approximately $1.2 million to secure the leases on some of our offices.

The table set forth below shows, as of December 31, 2008, the future minimum lease payments due under our current lease obligations. Total estimated sublease income in 2009 is less than $0.1 million and is netted in the 2009 amounts. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of December 31, 2008 are as follows (in thousands):

	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long- Term Liabilities	Purchase Commitments
Year ending December 31,
2009	$15,212	$3,604	$2,725	$94,793
2010	14,907	3,343	1,695	888
2011	13,517	2,918	1,121	1,070
2012	9,900	2,030	647	—
2013	5,201	1,046	711	—
Thereafter	12,190	2,499	6,560	—

Total payments	$70,927	$15,440	$13,459	$96,751

As discussed in Note 13 of the Notes to the Consolidated Financial Statements, we adopted the provisions of FIN 48 as of January 1, 2007. At December 31, 2008, we had a liability for unrecognized tax benefits and an accrual for the related interest totaling $55.9 million, which are not included in the above table as the timing of payments cannot be reasonably estimated.

We believe that our available cash, cash equivalents and investments will be sufficient to meet our operating expenses and capital requirements for at least the next twelve months. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity financing, debt financing or from other sources. Additional financing may not be available, particularly in the current credit environment or, if available, such financing may not be obtainable on terms favorable to us and could be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Deferred and Refundable Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of December 31, 2008, we have $45.8 million in net deferred tax assets. Included in the net deferred tax asset balance is a $1.1 million valuation allowance recorded in 2008 related to net operating losses generated in certain foreign jurisdictions.

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

In the fourth quarter of 2008, we completed our annual goodwill impairment test. The assessment of goodwill impairment was conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. Based on the results of these impairment tests, we determined that our goodwill assets were not impaired as of December 31, 2008.

We assess our purchased intangibles for impairment on an ongoing basis. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted expected future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists, and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. Based on events in the fourth quarters of 2007 and 2006, we performed an assessment of our purchased intangibles and we determined that certain purchased intangible assets acquired as part of the Voyant acquisition had been impaired as of December 31, 2007 and 2006 and we recorded impairment charges of approximately $3.6 million and $1.4 million, respectively. There were no impairment charges recorded in 2008 as no impairment indicators existed. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill and purchased intangible impairment tests.

Non-marketable Securities

We periodically make strategic investments in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. For example, to date, due to these and other factors, we have recorded cumulative charges against earnings totaling $21.5 million associated with the impairment of these investments, including $7.4 million in the second quarter of 2007. At December 31, 2008 and December 31, 2007, our strategic investments had a carrying value of $2.2 million and $1.7 million, respectively.

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

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board released a FASB Staff Position (FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to our current consolidated financial statements.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because SFAS 161 only requires additional disclosure, the adoption will not impact our consolidated financial position, results of operations, or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.” SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The provisions of SFAS 141R are effective as of the beginning of 2009, with the exception of adjustments made to acquired tax contingencies. Future adjustments made to acquired tax contingencies associated with acquisitions that closed prior to the beginning of 2009 would apply the provisions of SFAS 141R and will be evaluated based on the outcome of these matters. We do not expect the adoption of SFAS 141R to have a material impact on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of Accounting Research Bulletin No. 51.” SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is not permitted. Since this guidance will be applied prospectively, on adoption, there will be no impact on our current consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The partial adoption of SFAS No. 157 as of January 1, 2008 for financial assets and liabilities did not have a material impact on the our consolidated financial position, results of operations or cash flows. See Note 7 to the Notes to Condensed Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

A sensitivity analysis was performed on our investment portfolio as of December 31, 2008. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. In prior years the analysis had been performed for the time periods of 6 months and 12 months. In the current year we have modified the analysis to model the effect of an immediate parallel shift in the yield curve. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at December 31, 2008 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS:

-150 BPS	-100 BPS	-50 BPS	Fair Value 12/31/2008	+50 BPS	+100 BPS	+150 BPS
$159,417	$159,220	$159,023	$158,827	$158,630	$158,433	$158,237

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

As of December 31, 2008, we had outstanding forward exchange contracts to sell 6.3 million Euros at 1.26, sell 1.0 million British Pounds at 1.15, and buy 5.2 million Israeli Shekels at 3.51. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. At December 31, 2008, we also had outstanding forward exchange contracts to sell 10.5 million Euros at 1.45, sell 2.0 million British Pounds at 1.96, and buy 16.0 million Israeli Shekels at 3.87 that had maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekels. As of December 31, 2008, we had outstanding foreign exchange contracts to sell 4.8 million Euros at 1.39 and 0.6 million British Pounds at 1.84 and to buy 2.3 million Israeli Shekels at 3.44. These forward exchange contracts, carried at fair value, typically have maturities of less than 360 days. At December 31, 2008, we also had outstanding foreign exchange contracts to sell 27.1 million Euros at 1.48 and 4.1 million British Pounds at 1.87 and buy 45.7 million Israeli Shekels at 3.49. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

Based on our overall currency rate exposure as of December 31, 2008, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have a positive or negative impact of approximately $11.9 million on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 and the financial statement schedules required by Item 15(a)(2) are included in pages F-1 to F-34 and S-2, respectively. The supplemental data called for by Item 8 is presented on page S-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable level of assurance to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Polycom’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Management’s annual report on internal control over financial reporting

See “Management’s Report on Internal Control Over Financial Reporting” on page F-2 and “Report of Independent Registered Public Accounting Firm” on page F-3.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors required by this item is included under the caption “Election of Directors” in our Proxy Statement for our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) and is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act required by this item is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement and is incorporated herein by reference. The information regarding our code of ethics, nominating committee and audit committee required by this item is included under the caption “Corporate Governance” in the 2009 Proxy Statement and is incorporated herein by reference.

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of February 24, 2009, are as follows:

Name	Age	Position(s)
Robert C. Hagerty*	56	Chairman of the Board, Chief Executive Officer and President
Michael R. Kourey*	49	Senior Vice President, Finance and Administration, Chief Financial Officer and Director
Geno J. Alissi	59	Senior Vice President and General Manager, Global Services
Sunil K. Bhalla	52	Senior Vice President and General Manager, Voice Communications Solutions
Sayed M. Darwish	43	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Laura J. Durr	48	Vice President, Worldwide Controller and Principal Accounting Officer
Joseph A. Sigrist	47	Senior Vice President and General Manager, Video Solutions

*	Member of the Board of Directors.

Mr. Hagerty joined us in January 1997 as our President and Chief Operating Officer and as a member of our Board of Directors. In July 1998, Mr. Hagerty was named Chief Executive Officer. In March 2000, Mr. Hagerty was named Chairman of the Board. Since February 2009, Mr. Hagerty has been serving as the interim head of the worldwide sales organization. Prior to joining us, Mr. Hagerty served as President of Stylus Assets, Ltd., a developer of software and hardware products for fax, document management and Internet communications. He also held several key management positions with Logitech, Inc., including Operating Committee Member to the Office of the President, and Senior Vice President/General Manager of Logitech’s retail division and worldwide operations. In addition, Mr. Hagerty’s career history includes positions as Vice President, High Performance Products for Conner Peripherals and key management positions at Signal Corporation and Digital Equipment Corporation. Mr. Hagerty currently serves as a member of the Board of Directors of Palm, Inc. Mr. Hagerty holds a B.S. in Operations Research and Industrial Engineering from the University of Massachusetts, and an M.A. in Management from St. Mary’s College of California.

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

Mr. Bhalla joined us in February 2000 as our Senior Vice President and General Manager, Voice Communications Solutions. Before joining us, Mr. Bhalla served as Vice President of Polaroid Corporation’s Internet Business from October 1999 to January 2000 and also served as Polaroid’s Vice President and General Manager, Worldwide Digital Imaging Business from June 1998 to October 1999. Previously, Mr. Bhalla also held posts as Director of Strategic Marketing at Computervision Corporation from September 1991 to June 1993, as well as senior management positions with Digital Equipment Corporation from September 1986 to August 1991. Mr. Bhalla is a graduate of the Stanford Executive Program, Stanford University, holds a M.S. in Mechanical Engineering and CAD/CAM from Lehigh University, Pennsylvania, and a B.S. in Mechanical Engineering from Institute of Technology, BHU, India.

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

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation required by this item is included under the caption “Executive Compensation” in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding securities authorized for issuance under equity compensation plans required by this item is included under the caption “Executive Compensation—Equity Compensation Plan Information” in the 2009 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item is included under the caption “Ownership of Securities” in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons required by this item is included under the caption “Certain Relationships and Related Transactions” in the 2009 Proxy Statement and is incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements (see Item 8 above).

Polycom, Inc. Consolidated Financial Statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008.

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

Date: February 24, 2009

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

Signature	Title	Date

/S/ ROBERT C. HAGERTY Robert C. Hagerty	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 24, 2009

/S/ MICHAEL R. KOUREY Michael R. Kourey	Senior Vice President, Finance and Administration, Chief Financial Officer and Director (Principal Financial Officer)	February 24, 2009

/S/ LAURA J. DURR Laura J. Durr	Vice President, Worldwide Controller (Principal Accounting Officer)	February 24, 2009

/S/ BETSY S. ATKINS Betsy S. Atkins	Director	February 24, 2009

/S/ DAVID G. DEWALT David G. DeWalt	Director	February 24, 2009

Signature	Title	Date

/S/ JOHN A. KELLEY John A. Kelley	Director	February 24, 2009

/S/ D. SCOTT MERCER D. Scott Mercer	Director	February 24, 2009

/S/ WILLIAM A. OWENS William A. Owens	Director	February 24, 2009

/S/ KEVIN T. PARKER Kevin T. Parker	Director	February 24, 2009

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management has concluded that, as of December 31, 2008 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

/s/ ROBERT C. HAGERTY	/s/ MICHAEL R. KOUREY
Robert C. Hagerty President and Chief Executive Officer	Michael R. Kourey Senior Vice President, Finance and Administration and Chief Financial Officer

February 24, 2009	February 24, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Polycom, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Polycom, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 24, 2009

POLYCOM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$165,669	$279,560
Short-term investments	152,407	62,663
Trade receivables, net of allowance for doubtful accounts of $3,288 and $2,398 in 2008 and 2007, respectively	126,497	138,133
Inventories	89,730	71,106
Deferred taxes	29,295	43,295
Prepaid expenses and other current assets	34,207	23,104

Total current assets	597,805	617,861
Property and equipment, net	77,294	57,610
Long-term investments	6,420	32,340
Goodwill	495,083	504,955
Purchased intangibles, net	65,369	86,423
Deferred taxes	19,415	8,062
Other assets	16,298	14,687

Total assets	$1,277,684	$1,321,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$57,731	$75,802
Accrued payroll and related liabilities	28,711	29,518
Taxes payable	—	3,790
Deferred revenue	69,238	59,130
Other accrued liabilities	58,402	48,814

Total current liabilities	214,082	217,054
Long-term deferred revenue	43,285	27,853
Taxes payable	35,878	34,899
Deferred taxes	2,638	4,709
Other long-term liabilities	13,459	13,429

Total liabilities	309,342	297,944

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares. Issued and outstanding: one share in 2008 and 2007	—	—
Common stock, $0.0005 par value:
Authorized: 175,000,000 shares. Issued and outstanding: 83,314,500 shares in 2008 and 89,137,059 shares in 2007	40	43
Additional paid-in capital	1,008,460	1,000,466
Cumulative other comprehensive income	4,683	4,160
Retained earnings (accumulated deficit)	(44,841)	19,325

Total stockholders’ equity	968,342	1,023,994

Total liabilities and stockholders’ equity	$1,277,684	$1,321,938

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues
Product revenues	$913,760	$806,482	$600,703
Service revenues	155,560	123,426	81,682

Total revenues	1,069,320	929,908	682,385

Cost of revenues
Cost of product revenues	374,119	322,988	218,810
Cost of service revenues	76,179	61,599	43,114

Total cost of revenues	450,298	384,587	261,924

Gross profit	619,022	545,321	420,461

Operating expenses
Sales and marketing	303,436	242,510	169,828
Research and development	135,288	139,011	114,331
General and administrative	60,201	60,994	45,410
Acquisition-related costs	162	4,258	161
Purchased in-process research and development	—	9,400	—
Amortization and impairment of purchased intangibles	7,098	11,546	7,452
Restructure costs	10,316	410	2,410
Litigation reserves and payments	7,401	—	—

Total operating expenses	523,902	468,129	339,592

Operating income	95,120	77,192	80,869
Interest income, net	7,938	18,646	21,164
Gain (loss) on strategic investments	—	(7,400)	176
Other income (expense), net	(5,512)	(738)	540

Income before provision for income taxes	97,546	87,700	102,749
Provision for income taxes	21,850	24,819	30,825

Net income	$75,696	$62,881	$71,924

Basic net income per share	$0.88	$0.69	$0.81

Diluted net income per share	$0.87	$0.67	$0.80

Weighted average shares outstanding for basic net income per share	85,616	90,878	88,419
Weighted average shares outstanding for diluted net income per share	87,246	94,391	90,373

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Cumulative Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balances, December 31, 2005	88,755,371	$43	$826,262	$(1,308)	$31,872	$856,869
Comprehensive income:
Change in unrealized loss on marketable securities	—	—	—	415	—	415
Changes in cumulative translation adjustment	—	—	—	326	—	326
Changes in unrealized gain (loss) on hedging securities	—	—	—	12	—	12
Net income	—	—	—	—	71,924	71,924

Total comprehensive income						72,677

Issuance of stock for Circa acquisition earn-out	295,088	—	—	—	—	—
Exercise of stock options under stock option plan	4,831,655	2	81,079	—	—	81,081
Shares purchased under employee stock purchase plan	407,513	—	6,227	—	—	6,227
Purchase and retirement of common stock at cost	(4,821,632)	(2)	(39,247)	—	(64,375)	(103,624)
Stock-based compensation	—	—	23,288	—	—	23,288
Tax benefit from stock option activity	—	—	10,202	—	—	10,202

Balances, December 31, 2006	89,467,995	$43	$907,811	$(555)	$39,421	$946,720

Comprehensive income:
Change in unrealized loss on marketable securities	—	—	—	(434)	—	(434)
Changes in cumulative translation adjustment	—	—	—	5,163	—	5,163
Change in unrealized gain (loss) on hedging securities	—	—	—	(14)	—	(14)
Net income	—	—	—	—	62,881	62,881

Total comprehensive income						67,596

Issuance of restricted stock	58,667	—	—	—	—	—
Issuance of stock for Circa acquisition earn-out	208,143	—	9,012	—	—	9,012
Exercise of stock options under stock option plan	3,286,769	2	58,334	—	—	58,336
Shares purchased under employee stock purchase plan	374,915	—	8,138	—	—	8,138
Purchase and retirement of common stock at cost	(4,259,430)	(2)	(39,479)	—	(86,369)	(125,850)
Stock-based compensation	—	—	41,659	—	—	41,659
Tax benefit from stock option activity	—	—	14,991	—	—	14,991
Cumulative adjustment resulting from adoption of FIN 48	—	—	—	—	3,392	3,392

Balances, December 31, 2007	89,137,059	$43	$1,000,466	$4,160	$19,325	$1,023,994

Comprehensive income:
Change in unrealized loss on marketable securities	—	—	—	(1,455)	—	(1,455)
Changes in cumulative translation adjustment	—	—	—	(1,591)	—	(1,591)
Change in unrealized gain (loss) on hedging securities	—	—	—	3,569	—	3,569
Net income	—	—	—	—	75,696	75,696

Total comprehensive income						76,219

Issuance of restricted stock	83,890	—	—	—	—	—
Issuance of performance shares	281,548	—	—	—	—	—
Issuance of stock for prior acquisition	4,375	—	—	—	—	—
Issuance of stock for Circa acquisition earn-out	112,632	—	—	—	—	—
Exercise of stock options under stock option plan	2,169,681	2	40,119	—	—	40,121
Shares purchased under employee stock purchase plan	575,603	—	11,954	—	—	11,954
Purchase and retirement of common stock at cost	(9,050,288)	(5)	(82,733)	—	(139,862)	(222,600)
Stock-based compensation	—	—	34,635	—	—	34,635
Tax benefit from stock option activity	—	—	4,019	—	—	4,019

Balances, December 31, 2008	83,314,500	$40	$1,008,460	$4,683	$(44,841)	$968,342

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$75,696	$62,881	$71,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,507	24,502	21,035
Amortization and impairment of purchased intangibles	20,798	22,406	7,452
Provision for doubtful accounts	1,665	370	120
Provision for (benefit from) excess and obsolete inventories	3,775	264	1,306
Non-cash stock-based compensation	34,635	41,659	23,288
Excess tax benefit from stock based compensation	(4,526)	(15,505)	(10,246)
(Gain) loss on strategic investments	—	7,400	(176)
Write down of investments other than temporarily impaired	981	—	—
Purchase of in-process research and development	—	9,400	—
Loss on asset dispositions	478	175	116
Changes in assets and liabilities, net of the effect of acquisitions:
Trade receivables	10,145	(41,689)	(9,774)
Inventories	(22,399)	(3,743)	(3,568)
Deferred taxes	1,133	6,893	9,264
Prepaid expenses and other current assets	(10,448)	(5,736)	(4,783)
Accounts payable	(18,018)	12,716	6,720
Taxes payable	2,794	10,742	9,139
Other accrued liabilities	41,801	16,780	25,869

Net cash provided by operating activities	167,017	149,515	147,686

Cash flows from investing activities:
Purchases of property and equipment	(47,457)	(30,050)	(23,475)
Purchases of investments	(451,833)	(380,598)	(660,668)
Proceeds from sale and maturity of investments	384,381	544,113	669,812
Net cash paid in purchase acquisitions	—	(275,917)	(188)

Net cash used in investing activities	(114,909)	(142,452)	(14,519)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	52,075	66,474	87,304
Purchase and retirement of common stock	(222,600)	(125,850)	(103,620)
Excess tax benefit from stock based compensation	4,526	15,505	10,246

Net cash used in financing activities	(165,999)	(43,871)	(6,070)

Net increase (decrease) in cash and cash equivalents	(113,891)	(36,808)	127,097
Cash and cash equivalents, beginning of period	279,560	316,368	189,271

Cash and cash equivalents, end of period	$165,669	$279,560	$316,368

Supplemental disclosures of cash flow information:
Cash paid for interest	$521	$661	$288
Cash paid for income taxes	$11,944	$8,984	$13,439

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

Investments:

The Company’s short-term and long-term investments are comprised of U.S. government and agency securities, corporate debt securities, and corporate preferred equity securities. Investments are classified as short-term or long-term based on their original or remaining maturities and whether the securities represent the investment of funds available for current operations. Nearly all investments are held at a limited number of major financial institutions in the Company’s name. At December 31, 2008 and 2007, all of the Company’s investments were classified as available-for-sale and were carried at fair value based on quoted market prices at the end of the reporting period. Unrealized gains and losses are recorded as a separate component of cumulative other comprehensive income (loss) in stockholder’s equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge against earnings is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net.

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

Impairment of Long-Lived Assets:

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from several months to eight years. Purchased intangible assets determined to have indefinite useful lives are not amortized. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or group of assets and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the Consolidated Balance Sheets, during the period are as follows (in thousands):

	December 31, 2008	December 31, 2007
Balance at beginning of year	$10,538	$8,060
Accruals for warranties issued during the year	20,182	15,471
Warranty assumed in SpectraLink acquisition	—	2,335
Actual warranty charges incurred during the year	(19,553)	(15,328)

Balance at end of year	$11,167	$10,538

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on most of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Deferred maintenance revenue, of which $62.7 million and $52.6 million is short-term and included as a component of “Deferred revenue” as of December 31, 2008 and 2007, respectively; and $29.2 million and $24.5 million is long-term and is included as a component of “Long-term deferred revenue” as of December 31, 2008 and 2007, respectively, on the Consolidated Balance Sheets, are as follows (in thousands):

	December 31, 2008	December 31, 2007
Balance at beginning of year	$77,082	$52,261
Additions to deferred maintenance revenue	145,795	121,453
Deferred maintenance assumed in SpectraLink acquisition	—	7,734
Amortization of deferred maintenance revenue	(130,906)	(104,366)

Balance at end of year	$91,971	$77,082

The cost of providing maintenance services for the years ended December 31, 2008, 2007 and 2006 was $72.9 million, $58.6 million and $40.4 million, respectively.

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

Advertising:

The Company expenses the production costs of advertising as the expenses are incurred. The production costs of advertising consist primarily of trade shows, magazine and radio advertisements, agency fees and other direct production costs. Advertising expense for the years ended December 31, 2008, 2007 and 2006 was $28.1 million, $27.9 million, and $26.1 million, respectively.

Income Taxes:

The Company accounts for income taxes under the liability method, which recognizes deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.

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

Foreign Currency Translation:

The financial statements of the Company’s foreign subsidiaries that operate where the functional currency is not the U.S. dollar are remeasured to U.S dollars at year-end exchange rates for monetary assets and liabilities while non-monetary items are remeasured at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation which is translated at historical rates. Foreign exchange gains and losses have not been significant to date and have been recorded in results of operations. The functional currency of DSTMedia Technology Co., Ltd. (DSTMedia), a wholly-owned subsidiary in China, is the Chinese Yuan (CNY). The functional currency of KIRK telecom A/S and KIRK scantel A/S, wholly owned subsidiaries in Denmark, is the Danish Krone (DKK). Adjustments resulting from translating the foreign currency financial statements of DSTMedia, KIRK telecom A/S and KIRK scantel A/S into the U.S. dollar are included as a separate component of “Cumulative other comprehensive income (loss).”

The following table sets forth the components of foreign currency translation adjustments for December 31:

	2008	2007	2006
Beginning balance	$(5,526)	$(363)	$(37)
Foreign currency translation adjustments	1,591	(5,163)	(326)

Ending balance	$(3,935)	$(5,526)	$(363)

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

Computation of Net Income Per Share:

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period less common stock subject to repurchase. Diluted net income per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and warrants outstanding and shares of common stock subject to repurchase. Potentially dilutive shares (including shares of common stock which are subject to repurchase) are excluded from the computation of diluted net income per share when their effect is antidilutive.

Fair Value Measurements:

Effective January 1, 2008, the Company implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement, (“SFAS 157”), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of SFAS 157 for financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on our financial results.

The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in SFAS 157. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short-term maturities.

Stock Based Compensation:

The Company’s share-based compensation programs consist of grants of share-based awards to employees and non-employee directors, including stock options, restricted stock and performance shares, as well as our employee stock purchase plan and are accounted for under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments, or SFAS 123(R). Under this methodology, the estimated fair value of awards is charged against income over the requisite service period, which is generally the vesting period.

The fair value of stock option awards is estimated at the grant date using the Black-Scholes option valuation model. The fair value of restricted stock is based on the market value of the Company’s common stock on the date of grant. Compensation expense for restricted stock, including the effect of forfeitures, is recognized over the applicable service period. The fair value of performance shares is based on the market price of our stock on the date of grant and assumes that the performance criteria will be met and the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the outcome of performance-related conditions until the award vests.

Recent Pronouncements:

In April 2008, the Financial Accounting Standards Board released a FASB Staff Position (FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact on the Company’s current consolidated financial statements.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because SFAS 161 only requires additional disclosure, the adoption will not impact the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.” SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The provisions of SFAS 141R are effective as of the beginning of 2009, with the exception of adjustments made to acquired tax contingencies. Future adjustments made to acquired tax contingencies associated with acquisitions that closed prior to the beginning of 2009 would apply the provisions of SFAS 141R and will be evaluated based on the outcome of these matters. We do not expect the adoption of SFAS 141R to have a material impact on the Company’s consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of Accounting Research Bulletin No. 51.” SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is not permitted. Since this guidance will be applied prospectively, on adoption, there will be no impact on the Company’s current consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The partial adoption of SFAS No. 157 as of January 1, 2008 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 7 to the Notes to Consolidated Financial Statements.

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

Acquisition Date	Acquired Company	Consideration Paid	In-process R&D Expense	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets
March 26, 2007	SpectraLink	$237,289	$9,400	$148,373	$75,700	$3,816
January 5, 2007	Destiny	48,086	—	37,870	18,800	(8,584)

Totals		$285,375	$9,400	$186,243	$94,500	$(4,768)

Additionally, during the year ended December 31, 2005, the Company acquired DSTMedia Technology (“DSTMedia) and during the year ended December 31, 2004, the Company acquired Voyant Technologies, Inc. (“Voyant”). The Company also completed the acquisition of MeetU.com, Inc. (“MeetU”) during the year ended December 31, 2002. The Company completed the acquisitions of PictureTel Corporation (“PictureTel”), Atlanta Signal Processors, Inc. (“ASPI”), Circa Communications Ltd. (“Circa”) and Accord Networks Ltd. (“Accord”) during the year ended December 31, 2001.

Changes in goodwill, purchased intangibles and fair value of net tangible assets are summarized as follows (in thousands):

	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets
Balance at December 31, 2006	$356,755	$12,935	$65,951
Add: Acquisition of SpectraLink	148,373	75,700	3,816
Add: Acquisition of Destiny	37,870	18,800	(8,584)
Add: Additional consideration paid for Circa	9,012	—	—
Less: Amortization	—	(18,856)	—
Subsequent fair value adjustments to assets acquired and liabilities assumed upon acquisition	(50,853)	—	50,853
Less: Impairment	—	(3,550)	—
Foreign currency translation	3,798	1,394	—

Balance at December 31, 2007	$504,955	$86,423	$112,036
Less: Amortization	—	(20,798)	—
Subsequent fair value adjustments to assets acquired and liabilities assumed upon acquisition	(8,988)	—	8,988
Foreign currency translation	(884)	(256)	—

Balance at December 31, 2008	$495,083	$65,369	$121,024

The fair value adjustments to assets acquired during the year ended December 31, 2008 primarily resulted from the elimination of pre-acquisition tax reserves related to the SpectraLink and PictureTel acquisitions. These adjustments to reserves and deferred tax assets resulted in a corresponding reduction in goodwill.

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

The $9.4 million allocated to in-process research and development, which related primarily to projects associated with software enhancements and upgrades to the functionality and performance of the Link, NetLink and DECT products, was recorded in “Purchased in-process research and development” in the Consolidated Statements of Operations. This amount was determined by management based on established valuation techniques in the high-technology industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed as of the acquisition date. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the intangibles and in-process research and development. The estimated net free cash flows generated by the in-process research and development projects were discounted at rates ranging from 15 to 16 percent in relation to the stage of completion and the technical risks associated with achieving technology feasibility. All significant in process research and development projects had been completed as of December 31, 2007.

SpectraLink’s results are included in the Company’s Voice Communications Solutions and Services segments from the date of acquisition. The financial information in the table below summarizes the combined results of operations of Polycom and SpectraLink, on a pro forma basis, as though the companies had been combined at the beginning of each period presented. The pro forma financial information combines the historical results of operations of Polycom and SpectraLink for the years ended December 31, 2007 and 2006. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisition actually taken place on January 1, 2007 or 2006, and should not be taken as indicative of future consolidated operating results (unaudited, in thousands, except per share amounts):

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

Destiny Conferencing Corporation

On January 5, 2007, the Company completed its acquisition of all of the outstanding shares of Destiny Conferencing Corporation (“Destiny”), a privately held telepresence solutions company headquartered in Dayton, Ohio, pursuant to the terms of an Agreement and Plan of Reorganization, or Reorganization Agreement, dated as of January 5, 2007. Destiny designs and manufactures immersive telepresence solutions. Polycom incorporated Destiny’s products into its RPX™ telepresence offering prior to the acquisition under the terms of an OEM Distribution Agreement between the companies. As a result of the acquisition, the Company now owns several patents core to telepresence.

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

3. Goodwill and Purchased Intangibles:

The following table presents details of the Company’s goodwill by segment (in thousands):

	Video Solutions	Voice Communications	Services	Total
Balance at December 31, 2006	293,279	8,899	54,577	356,755
Add: Spectralink acquisition	—	117,214	31,159	148,373
Add: Destiny acquisition	24,986	—	12,884	37,870
Add: Additional consideration paid for Circa	—	9,012	—	9,012
Less: Changes in fair value of liabilities assumed	(44,290)	(10)	(6,553)	(50,853)
Foreign currency translation	444	2,659	695	3,798

Balance at December 31, 2007	$274,419	$137,774	$92,762	$504,955
Less: Changes in fair value of liabilities assumed	(5,156)	(1,973)	(1,859)	(8,988)
Foreign currency translation	458	(1,051)	(291)	(884)

Balance at December 31, 2008	$269,721	$134,750	$90,612	$495,083

In the fourth quarters of 2008 and 2007, the Company completed its annual goodwill impairment test outlined under SFAS 142 which requires the assessment of goodwill for impairment on an annual basis. The assessment of goodwill impairment was conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date. The fair value was determined using an income approach and a market approach. Under the income approach, the fair value of the asset is based on the value of the estimated cash flows that the asset can be expected to generate in the future. These estimated future cash flows were discounted at rates ranging from 13 to 16 percent to arrive at their respective fair values. Under the market approach, the fair value of the unit is based on an analysis of financial data for publicly traded companies engaged in the same or similar lines of business. Based on the results of this impairment test, the Company determined that its goodwill assets were not impaired during 2008 or 2007.

The following table presents details of the Company’s total purchased intangible assets as of December 31 (in thousands):

	2008				2007
Purchased Intangible Assets	Gross Value	Accumulated Amortization	Accumulated Impairment	Net Value	Gross Value	Accumulated Amortization	Accumulated Impairment	Net Value
Core and developed technology	$109,178	$(63,302)	$(4,650)	$41,226	$109,178	$(48,757)	$(4,650)	$55,771
Patents	14,068	(12,707)	(1,361)	—	14,068	(12,468)	(1,361)	239
Customer and partner relationships	44,625	(28,951)	—	15,674	44,625	(24,876)	—	19,749
Trade name	10,021	(3,790)	(150)	6,081	10,021	(2,458)	(150)	7,413
Other	4,862	(1,864)	(610)	2,388	4,862	(1,001)	(610)	3,251

Total	$182,754	$(110,614)	$(6,771)	$65,369	$182,754	$(89,560)	$(6,771)	$86,423

In 2008, 2007 and 2006, the Company recorded amortization expense related to purchased intangibles of $7.1 million, $8.0 million and $6.1 million, respectively, which is included in “Amortization and impairment of purchased intangibles” in the Consolidated Statement of Operations. In 2008 and 2007, the Company recorded approximately $13.7 million and $10.9 million, respectively, of amortization of purchased intangibles to “Cost of Product Revenues” in the Consolidated Statements of Operations. Amortization and impairment of intangibles is not allocated to the Company’s segments.

Upon adoption of SFAS 142, the Company determined that a purchased trade name intangible of $0.9 million had an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is no longer amortized but is reviewed for impairment annually or sooner under certain circumstances.

The Company evaluates its purchased intangibles for possible impairment on an ongoing basis. When impairment indicators exist, the Company performs an assessment to determine if the intangible asset has been impaired and to what extent. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. There was no indicator of impairment during the year ended December 31, 2008. In the fourth quarter of 2007, the Company determined that there was a decline in the projected future cash flows from future products that will utilize the technology acquired in the Voyant acquisition and a formal assessment of the purchased intangibles was performed. Based on the results of the impairment test, the Company recorded an impairment charge of $3.6 million related to the existing technologies and trade names that were part of the intangible assets acquired as part of the Voyant acquisition. In the year ended December 31, 2006, the Company recorded an impairment charge of $1.4 million related to core technologies and patents that were part of the intangible assets acquired as part of the Voyant acquisition. The impairment charges are recorded in “Amortization and impairment of purchased intangibles” in the Consolidated Statements of Operations.

The estimated future amortization expense of purchased intangible assets as of December 31, 2008 is as follows (in thousands):

Amount
Year ending December 31,
2009	$18,957
2010	18,849
2011	14,184
2012	9,828
2013	2,633
Thereafter	—

Total	$64,451

4. Acquisition-Related Costs and Liabilities:

The following table summarizes the activity in the Company’s acquisition-related liabilities and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits	Integration Costs, Merger Fees and Expenses
Balance at December 31, 2005	$4,114	$—	$—
Additions to the reserve	—	—	161
Release of reserve	(938)	—	—
Cash payments and other usage	(1,161)	—	(161)

Balance at December 31, 2006	2,015	—	—
Additions to the reserve	2,393	7,007	4,258
Release of reserve	(168)	—	—
Cash payments and other usage	(1,274)	(6,604)	(4,258)

Balance at December 31, 2007	$2,966	$403	$—
Additions to the reserve	—	—	162
Release of reserve	—	—	—
Cash payments and other usage	(1,003)	(274)	(162)

Balance at December 31, 2008	$1,963	$129	$—

The Company had approximately $1.5 million and $2.3 million of acquisition-related reserves classified as other long-term liabilities at December 31, 2008 and 2007, respectively. Approximately $0.6 million and $1.1 million at December 31, 2008 and 2007, respectively, of acquisition-related reserves were classified as current liabilities.

Facility Closings

The Company’s facility closings liability is primarily attributable to consolidation of facilities related to the SpectraLink acquisition, and to a lesser extent, its PictureTel acquisition. The balance at December 31, 2008 relates to liabilities of $1.4 million associated with the SpectraLink acquisition as a result of plans to vacate three vacant facilities, as well as one vacant facility from the PictureTel acquisition. During the year ended December 31, 2008, the Company recorded payments totaling $1.0 million against the restructuring related to these facility closings.

Severance and Related Benefits

During 2007, the Company recorded a liability of $7.0 million for severance and related benefits as part of the liabilities assumed in the acquisition of SpectraLink as a result of establishing a plan to involuntarily terminate or relocate certain general and administrative and manufacturing positions within the 12 months following the acquisition. During 2008, the Company made payments totaling $0.3 million against the restructuring reserve for severance and related benefits. The remaining $0.1 million is expected to be paid or written-off by March 31, 2009.

Integration Costs, Merger Fees and Expenses

Merger-related transaction and period expenses for the years ended December 31, 2008, 2007 and 2006 of $0.2 million, $4.3 million and $0.2 million, respectively, principally consisted of financial advisory, accounting, legal and consulting fees, and other direct integration-related expenses incurred in the period primarily related to SpectraLink in 2008, SpectraLink and Destiny in 2007 and DSTMedia in 2006.

5. Balance Sheet Details:

Inventories consist of the following (in thousands):

	December 31,
	2008	2007
Raw materials	$5,040	$8,100
Work in process	1,356	423
Finished goods	83,334	62,583

	$89,730	$71,106

Property and equipment, net, consist of the following (in thousands):

		December 31,
	Estimated useful Life	2008	2007
Computer equipment and software	3 to 5 years	$127,368	$102,366
Equipment, furniture and fixtures	1 to 5 years	53,086	43,181
Tooling equipment	3 years	15,671	14,130
Leasehold improvements	3 to 13 years	24,104	15,216

		220,229	174,893
Less: Accumulated depreciation and amortization		(142,935)	(117,283)

		$77,294	$57,610

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Accrued expenses	$12,277	$10,913
Accrued co-op expenses	10,507	10,311
Restructuring and acquisition related reserves	2,408	1,266
Warranty obligations	11,167	10,538
Derivative liability	10,785	1,875
Sales tax payable	753	4,802
Employee stock purchase plan withholding	5,438	5,257
Other accrued liabilities	5,067	3,852

	$58,402	$48,814

6. Restructure Costs:

In 2008, 2007 and 2006, the Company recorded restructuring charges in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” totaling $10.3 million, $0.4 million and $2.4 million, respectively. All restructure charges were recorded in “Restructure costs” in the Consolidated Statements of Operations.

The following table summarizes the activity of the Company’s restructure reserves (in thousands):

Severance and Related Benefits
Balance at December 31, 2005	$—
Additions to the reserve	2,434
Release of reserve	(24)
Cash payments and other usage	(1,639)

Balance at December 31, 2006	771
Additions to the reserve	363
Cash payments and other usage	(899)

Balance at December 31, 2007	235
Additions to the reserve	10,316
Cash payments and other usage	(8,768)

Balance at December 31, 2008	$1,783

In 2008, management approved plans to eliminate certain positions worldwide across all organizations, as well as plans to consolidate facilities located in Israel and Denmark. These actions were intended to optimize the Company’s cost structure in order to accelerate improvement in its overall profitability. In addition, during 2008 severance packages for the executives impacted in the 2007 restructuring actions were renegotiated, and their employment terminated on January 9, 2008. In connection with these actions, the Company recorded charges totaling $9.4 million for severance and other employee termination benefits, as well as certain other charges totaling $0.9 million related to the facility closures.

In 2007, management announced the reorganization of its video and infrastructure divisions into one combined business unit, the Video Solutions Group. As a result of this reorganization, two executive positions were eliminated. These actions were taken to better align the company’s product development and product marketing with its go-to-market strategy. As of December 31, 2007, the total charge expected to be incurred related to these actions was $0.4 million, of which $0.2 million was recorded in 2007.

In 2006, management approved plans for eliminating or relocating certain positions throughout the Company in order to consolidate certain functions into one location and for eliminating certain positions throughout the Company, but focused primarily on the sales and general and administrative functions. The Company also decided to relocate the Asia Pacific headquarters from Hong Kong to Singapore. The resulting actions were intended to streamline and focus the Company’s efforts and more properly align its cost structure with its projected revenue streams. Total charges for these actions were $2.4 million in 2006 and $0.2 million in 2007. The charges were comprised of severance and other employee termination benefits related to these workforce reductions, which impacted less than 3 percent of the Company’s employees worldwide, and costs related to relocations that had been incurred as of December 31, 2006. All amounts related to these actions have been paid as of December 31, 2007.

7. Investments and Fair Value Measurements:

The Company has cash and cash equivalents of $165.7 million and $279.6 million at December 31, 2008 and December 31, 2007, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government securities and corporate debt securities. At December 31, 2008, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt and equity securities and also has strategic investments in private and public companies which are summarized as follows: (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at December 31, 2008:
Investments—Short-term:
U.S. government securities	$83,956	$424	$—	$84,380
Corporate debt securities	18,204	34	(70)	18,168
Corporate preferred equity securities	54,857	641	(5,639)	49,859

Total investments – short-term	$157,017	$1,099	$(5,709)	$152,407

Investments—Long-term:
U.S. government securities	$5,006	$178	$—	$5,184
Corporate debt securities	1,292	—	(56)	1,236

Total investments – long-term	$6,298	$178	$(56)	$6,420

Investments—privately-held companies	$2,194	$—	$—	$2,194

Balances at December 31, 2007:
Investments—Short-term:
U.S. government securities	$427	$—	$(1)	$426
State and local governments	500	—	—	500
Corporate debt securities	8,094	—	(2)	8,092
Corporate preferred equity securities	55,709	231	(2,295)	53,645

Total investments – short-term	$64,730	$231	$(2,298)	$62,663

Investments—Long-term:
U.S. government securities	$11,598	$9	$—	$11,607
Corporate debt securities	20,748	13	(28)	20,733

Total investments – long-term	$32,346	$22	$(28)	$32,340

Investments—privately-held companies	$1,694	$—	$—	$1,694

As of December 31, 2008, the Company’s total cash and cash equivalents and investments held in the United States totaled $156.1 million with the remaining $168.4 million held outside of the United States in various foreign subsidiaries.

U.S. Government Securities

The Company’s U.S. government and agency securities are comprised of direct U.S. Treasury obligations and other U.S. government agency instruments, including mortgage backed securities which are guaranteed by the U.S. government. To ensure that our investment portfolio is sufficiently diversified, our investment policy requires that a certain percentage of our portfolio be invested in these types of securities.

Corporate Debt Securities

The Company’s corporate debt securities are comprised of publicly-traded domestic and foreign corporate debt securities. The Company does not purchase auction rate securities, and cash investments are in instruments that meet high quality credit rating standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issuer or type of instrument.

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

The following table summarizes the fair value and gross unrealized losses of our investments, including those securities that are categorized as cash equivalents, with unrealized losses (in thousands), aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2008 and 2007:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2008:
Corporate debt securities	10,522	(126)	—	—	10,522	(126)
Corporate preferred equity securities	36,701	(5,639)	—	—	36,701	(5,639)

Total investments	$47,223	$(5,765)	$—	$—	$47,223	$(5,765)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2007:
U.S. government securities	$12,509	$(17)	$—	$—	$12,509	$(17)
Corporate debt securities	33,739	(13)	14,976	(28)	48,715	(41)
Corporate preferred equity securities	11,780	(1,726)	4,294	(569)	16,074	(2,295)

Total Investments	$58,028	$(1,756)	$19,270	$(597)	$77,298	$(2,353)

In accordance with FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary. If the decline in fair value is considered to be other than temporary, the cost basis of the individual security is written down to its fair value as a new cost basis, and the amount of the write-down is accounted for as a realized loss and included in earnings. During the year ended December 31, 2008, the Company determined that certain corporate preferred equities in its portfolio were other-than temporarily impaired, which resulted in a write down of approximately $1.0 million, which is included in “Other income (loss), net” in the accompanying consolidated statement of operations.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to their estimated net realizable value when indications exist that these investments have been impaired. These investments are recorded in “Other assets” in our condensed consolidated balance sheets.

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

Our fixed income available-for-sale securities include U.S. treasury obligations and other government agency instruments (82%), corporate bonds (8%), commercial paper (6%) and money market funds (4%). Included in available-for-sale securities is approximately $27.7 million of cash equivalents, which consist of investments with maturities of three months or less and include money market funds.

Our non-fixed income available-for-sale securities represent preferred stocks and puts on treasury bond futures as part of a dividend recapture program that generates capital gains to offset capital losses.

The principal market where we execute our foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The Company’s foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy.

The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs at December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
(in thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities (a)	$136,697	$4,985	$131,712
Non-fixed income available-for-sale securities (a)	$49,859	—	$49,859
Foreign currency forward contracts (b)	$14,546	—	$14,546
Liabilities:
Foreign currency forward contracts (c)	$10,785	—	$10,785

(a)	Included in cash and cash equivalents and short and long-term investments on our consolidated balance sheet.
(b)	Included in prepaid expenses and other current assets on our consolidated balance sheet.
(c)	Included in other accrued liabilities on our consolidated balance sheet.

8. Business Risks and Credit Concentration:

The Company sells products and services which serve the communications equipment market. Substantially all of the Company’s revenues are derived from sales of video solutions and voice communication products and their related services. Any factors adversely affecting demand or supply for these products or services could materially adversely affect the Company’s business and financial performance. In particular, economic conditions worldwide have contributed from time to time to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to these adverse changes in general economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. The current recession, the continuing credit crisis that has affected worldwide financial markets, the extraordinary volatility in the stock markets, and other negative macroeconomic and global recessionary factors has negatively impacted our business and are expected to continue to negatively impact technology spending for the products and services we offer and may materially adversely affect our business, operating results and financial condition.

The Company subcontracts the manufacture of its voice and video endpoints to Celestica, a third-party contract manufacturer. The Company uses Celestica’s facilities in Thailand, China and Singapore, and should there be any disruption in services due to natural disaster, terrorist acts, quarantines or other disruptions associated with infectious diseases, or other similar events, or economic or political difficulties in any of these countries or Asia or any other reason, such disruption would harm its business and results of operations. Also, Celestica’s facilities are currently the primary source manufacturer of these products, and if Celestica experiences an interruption in operations or otherwise suffers from capacity constraints, the Company would experience a delay in shipping these products which would have an immediate negative impact on its revenues. As a result, the Company may not be able to meet demand for its products, which could negatively affect revenues in the quarter of the disruption and harm its reputation. In addition, operating in the international environment exposes the Company to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm its business and results of operations.

The Company’s cash, cash equivalents and investments are maintained with a limited number of investment management companies and commercial banks and their international affiliates, and are invested in the form of demand deposit accounts, time deposits, savings accounts, money market accounts, corporate debt securities and government securities. Deposits in these institutions may exceed the amount of insurance provided on such deposits.

The Company markets its products to distributors and end-users throughout the world. Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses. The expansion of Polycom’s product offerings may increase the Company’s credit risk as customers place larger orders for initial stocking orders. There can be no assurance that the Company’s credit loss experience will remain at or near historic levels. At December 31, 2008 and 2007, no single customer accounted for more than 10% of gross accounts receivable.

The Company has purchased licenses for technology incorporated in its products. The value of these long-term assets is monitored for any impairment and if it is determined that a write-down is necessary, this charge could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

9. Commitments and Contingencies:

Litigation and Settlement Agreements:

In June 2008, the Company entered into a settlement agreement and recorded a $1.2 million charge as “Litigation reserves and payments” in the Consolidated Statement of Operations for the year ended December 31, 2008.

In February 2008, the Company, TANDBERG asa (“Tandberg”), Codian Ltd. (“Codian”) and certain of their respective affiliates entered into a settlement agreement to dismiss all litigation between the parties. Under the terms of the agreement, the Company received a lump-sum payment of $14.0 million, as well as the right to receive future patent royalties on the Codian MCU 4200 product shipped in the United States. The parties have also exchanged broad cross-licenses covering their respective business lines. The $14.0 million is being amortized to revenue over the license period of 10 years. The balance of $12.8 million at December 31, 2008 is included in “Deferred revenue” in the Consolidated Balance Sheets.

During 2008, the Company recorded charges totaling $6.2 million as a result of trial preparation costs and the fee arrangement we had with our outside legal counsel that represented us in our litigation against Codian, pursuant to which we owed additional legal fees based upon the favorable outcome that was achieved in the first quarter of 2008.

From time to time, the Company is involved in other claims and legal proceedings that arise in the ordinary course of business. The Company expects that the number and significance of these matters will increase as business expands. In particular, the Company expects to face an increasing number of patent and other intellectual property claims as the number of products and competitors in Polycom’s industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require the Company to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to the Company or at all. If management believes that a loss arising from these matters is probable and can be reasonably estimated, the Company will record the amount of the loss. As additional information becomes available, any potential liability related to these matters is assessed and the estimates revised. Based on currently available information, management does not believe that the ultimate outcomes of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, litigation is subject to inherent uncertainties, and the Company’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position, liquidity and results of operations for the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

Standby Letters of Credit:

The Company has standby letters of credit totaling approximately $1.2 million at December 31, 2008.

License Agreements:

The Company enters into various license agreements in the normal course of business and the cost of these agreements are amortized over the expected life of the respective agreements. The cost of these agreements and the amounts amortized in the years presented, both combined and individually, are not significant.

Leases:

The Company leases certain office facilities and equipment under noncancelable operating leases expiring between 2009 and 2017. As of December 31, 2008, the following future minimum lease payments, net of estimated sublease income are due under the current lease obligations. In addition to these minimum lease payments, the Company is contractually obligated under the majority of its operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. This table excludes leases expiring or subject to cancellation within twelve months subsequent to December 31, 2008 (in thousands):

	Gross Minimum Lease Payments	Estimated Sublease Receipts	Net Minimum Lease Payments
Year ending December 31,
2009	$15,268	$(56)	15,212
2010	14,984	(77)	14,907
2011	13,617	(100)	13,517
2012	9,947	(47)	9,900
2013	5,201	—	5,201
Thereafter	12,190	—	12,190

Total payments	$71,207	$(280)	$70,927

Rent expense, including the effect of any future rent escalations or rent holiday periods, is recognized on a straight-line basis over the term of the lease which is deemed to commence upon the Company gaining access and control of the facility. Rent expense for the years ended December 31, 2008, 2007 and 2006 was $24.3 million, $21.6 million and $18.3 million, respectively. The short-term deferred lease obligation included in other accrued liabilities was $0.6 million and $0.4 million as of December 31, 2008 and 2007, respectively. The long- term deferred lease obligation included in other long-term liabilities was $5.5 million and $5.2 million as of December 31, 2008 and 2007, respectively. In the event the Company does not exercise its option to extend the term of any of its leases, or when any of these leases expire, the Company may incur certain costs to restore the properties to conditions in place at the time of commencement of the lease. The Company is unable to estimate the fair value of these restoration costs as these costs cannot be determined until the end of the lease term and at times can be based on the landlord’s discretion and subsequent negotiations between the landlord and the Company. However, the Company does not believe that these costs would be significant.

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

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at December 31, 2008 of the outstanding non-designated hedges (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	6,502	$9,339	Buy	4,098	$5,958	Buy
Euro	12,796	$17,276	Sell	14,599	$21,225	Sell
British Pound	1,670	$3,056	Buy	3,338	$6,540	Buy
British Pound	2,692	$4,234	Sell	5,355	$10,492	Sell
Israeli Shekel	5,158	$1,468	Buy	16,000	$4,132	Buy

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in net losses of $2.7 million, less than $0.2 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

To receive hedge accounting treatment under SFAS 133, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The Company records effective spot to spot changes in these cash flow hedges in cumulative other comprehensive income (loss) until the forecasted transaction occurs. As of December 31, 2008, the Company estimated that all of the existing losses, which are less than $0.1 million, will be reclassified into revenue and operating expenses from accumulated other comprehensive income (loss) within the next twelve months.

The following table summarizes the derivative-related activity in cumulative other comprehensive income (loss) (in thousands and not tax effected):

	Year Ended December 31, 2008	Year Ended December 31, 2007
Beginning Balance	$(2)	$12
Net gains (losses) reclassified into earnings for revenue hedges	4,197	(3,319)
Net gains (losses) reclassified into earnings for operating expense hedges	(1,360)	1,926
Net increase (decrease) in fair value of cash flow hedges	(6,402)	1,379

Ending balance	$(3,567)	$(2)

When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue or operating expense depending upon the transaction being hedged. During the year ended December 31, 2008, net gains of $4.2 million and net losses of $1.4 million were reclassified from cumulative other comprehensive income (loss) to revenue and operating expense, respectively. During the year ended December 31, 2007, net losses of $3.3 million and net gains of $1.9 million were reclassified from cumulative other comprehensive income (loss) to revenue and operating expense, respectively. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be reclassified from cumulative other comprehensive income (loss) to other income (expense) on the consolidated statement of operations at that time. For the years ended December 31, 2008 and 2007, there were no such net gains or losses recognized in other income (expense) relating to hedges of forecasted transactions that did not occur.

The Company evaluates hedge effectiveness prospectively and retrospectively and records any ineffective portion of the hedging instruments in other income (expense) on the consolidated statement of operations. The Company incurred a loss of $0.1 million for cash flow hedges due to hedge ineffectiveness during the year ended December 31, 2008. The Company did not incur any net gains or losses for cash flow hedges due to hedge ineffectiveness during the year ended December 31, 2007. The time value of purchased derivative instruments is excluded from effectiveness testing and is recorded in other income (expense) each period over the life of the contract. Other income (expense) for the years ended December 31, 2008 and 2007 included net gains of $0.1 million and $0.1 million, respectively, representing the excluded time value component of the purchased forward contracts.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at December 31, 2008 of the outstanding cash flow hedges (foreign currency and dollar amounts in thousands):

`	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	1,151	$1,625	Buy	12,275	$18,257	Buy
Euro	5,951	$8,293	Sell	39,346	$58,311	Sell
British Pound	756	$1,358	Buy	9,914	$18,511	Buy
British Pound	1,331	$2,418	Sell	14,000	$26,169	Sell
Israeli Shekel	2,300	$669	Buy	45,651	$13,086	Buy

As of December 31, 2008 and 2007, the Company had a derivative asset of $14.5 million and $1.4 million, respectively, included in “Prepaid expenses and other current assets” and a derivative liability of $10.8 million and $1.9 million, respectively, included in “Other accrued liabilities” in its Consolidated Balance Sheets.

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

Performance Shares, Restricted Stock Units and Restricted Stock:

The Compensation Committee of the Board of Directors may also grant performance shares and restricted stock units under the 2004 Plan to officers and to certain other employees as a component of the Company’s broad-based equity compensation program. Performance shares represent a commitment by the Company to deliver shares of Polycom common stock at a future point in time, subject to the fulfillment by the Company of pre-defined performance criteria. The number of performance shares subject to vesting is determined at the end of a given performance period. Generally, if the performance criteria are deemed achieved, performance shares will vest from one to three years from the anniversary of the grant date. Restricted stock units are time-based awards that generally vest over a period of two to three years from the date of grant.

In the case of performance shares, the fair value of a performance share award is based on the closing market price of the Company’s common stock on the date of award. Such awards will be earned only if performance goals over performance periods established by or under the direction of the Compensation Committee are met. The performance goals and periods may vary from participant-to-participant, group-to-group, and time-to-time. The performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target metric and may equal from zero percent (0%) to two hundred and fifty percent (250%) of the initial award. Stock-based compensation expense for performance shares is recognized using the graded vesting method over the service period, which is generally three years, and is adjusted each period during the performance period based on the current estimate of performance compared to the target metric.

Non-employee directors currently receive annual awards of restricted stock. The restricted stock vests quarterly over one year from the date of grant. The fair value of these awards is the fair market value of the Company’s common stock on the date of grant. Stock-based compensation expense for these awards is generally amortized over six months from the date of grant due to retirement provisions contained in the underlying agreements. Activity under the above plans for the year ended December 31, 2008 was as follows:

	Shares Available for Grant	Outstanding Options		Weighted Avg Contractual Term (Years)	Aggregate Intrinsic Value
		Number of Shares	Weighted Avg Exercise Price
Balances, December 31, 2007	5,175,571	12,206,304	$24.32
Options granted	(228,195)	228,195	$23.58
Restricted shares granted	(566,887)	—	—
Restricted shares cancelled	38,567	—	—
Performance shares forfeited	181,089	—	—
Options exercised	—	(2,169,681)	$18.49
Options forfeited	781,755	(781,755)	$27.90
Options expired	(3,705)	—	—

Balances, December 31, 2008	5,378,195	9,483,063	$25.34

Options vested and expected to vest as of December 31, 2008(1)	—	9,049,986	$25.08	3.56	$630,071

(1)	Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $14.4 million, $49.8 million, and $35.2 million, respectively.

As of December 31, 2008, 2007 and 2006, 6,488,150, 5,889,930 and 6,943,985 outstanding options were exercisable at a weighted average exercise price of $23.56, $20.04 and $19.39, respectively.

The options outstanding and currently exercisable by exercise price at December 31, 2008 are as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$7.40-$16.70	748,393	2.10	$14.55	663,134		$14.40
$16.80-$16.80	1,274,328	3.46	$16.80	977,295		$16.80
$16.81-$17.75	998,742	2.06	$17.62	990,238		$17.63
$18.13-$20.01	1,050,387	2.13	$19.25	890,392		$19.31
$20.09-$23.06	955,141	3.15	$21.96	776,860		$22.03
$23.09-$33.14	1,028,777	5.28	$28.35	408,675		$29.06
$33.30-$34.19	1,058,525	5.09	$33.66	476,789		$33.67
$34.20-$34.47	152,451	1.12	$34.21	152,451		$34.21
$34.84-$34.84	1,899,854	4.94	$34.84	883,104		$34.84
$35.35-$50.13	316,465	2.22	$40.95	269,212		$41.72

	9,483,063	3.62	$25.34	6,488,150	3.05	$23.56

The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2008 was $0.6 million and $0.6 million, respectively.

As of December 31, 2008, total compensation cost related to nonvested stock options not yet recognized was $25.9 million, which is expected to be recognized over the next 24 months on a weighted-average basis.

The following information summarizes the changes in unvested performance shares and non-employee director restricted stock awards for 2008:

	Number of Shares	Weighted Avg Grant Date Fair Value
Unvested shares at December 31,2007	1,102,608	$27.06
Performance shares and restricted stock granted	566,887	$23.46
Performance shares and restricted stock vested and issued	(359,032)	$22.95
Performance shares and restricted stock forfeited	(219,656)	$27.64

Unvested shares at December 31, 2008	1,090,807	$26.42

As of December 31, 2008, there was $8.9 million of total unrecognized compensation cost related to unvested shares which is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested in 2008 and 2007 was $8.2 million and $1.0 million, respectively. There were no shares that vested in 2006.

Valuation and Expense Information Under SFAS 123(R)

The following table summarizes stock-based compensation expense recorded under SFAS 123(R) and its allocation within the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of sales—product	$2,378	$2,674	$1,474
Cost of sales—service	3,176	3,360	1,734

Stock-based compensation expense included in cost of sales	5,554	6,034	3,208

Sales and marketing	11,197	12,665	6,768
Research and development	9,843	12,482	7,311
General and administrative	8,048	10,478	6,001

Stock-based compensation expense included in operating expenses	29,088	35,625	20,080

Stock-based compensation expense related to employee equity awards and employee stock purchases	34,642	41,659	23,288
Tax benefit	7,760	11,790	6,986

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$26,882	$29,869	$16,302

Stock-based compensation expense is not allocated to segments because it is separately maintained at the corporate level. The Company elected not to capitalize any stock-based compensation during the years ended December 31, 2008 and 2007 due to these amounts being immaterial.

Valuation Assumptions:

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), SAB 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation expense (determined under a fair value method as prescribed by

SFAS 123). The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2008, 2007 and 2006 was $8.03 per share, $10.86 per share and $7.05 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the years ended December 31, 2008, 2007 and 2006 was $6.77 per share, $8.21 per share and $5.44 per share, respectively. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting attribution approach with the following weighted-average assumptions:

	December 31, 2008		December 31, 2007		December 31, 2006
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	40.32%	43.97%	34.65%	34.22%	36.19%	38.49%
Risk-free interest rate	2.37%	2.01%	4.62%	5.03%	4.76%	4.88%
Expected dividends	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	3.93	0.50	3.71	0.49	3.70	0.49

The Company used the implied volatility for one-year traded options on the Company’s stock as the expected volatility assumption required in the Black-Scholes model consistent with SFAS 123(R) and SAB 107. The selection of the implied volatility assumption was based upon the availability of actively traded options in the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.

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

Share Repurchase Program:

On August 9, 2005, the Company announced that the Board of Directors had approved a share repurchase plan, pursuant to which it would purchase shares of the Company’s common stock with an aggregate value of up to $250.0 million in the open market from time to time (“2005 Share Repurchase Plan”). In addition, in May 2007, the Company announced that the Board of Directors had extended its existing program by approving an additional share repurchase program to purchase up to $250.0 million of its common stock (“2007 Share Repurchase Plan”). In May 2008, the Company’s Board of Directors approved a new share repurchase plan under which the Company at its discretion may purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“2008 Share Repurchase Plan”). During the year ended December 31, 2008, the Company repurchased 8.9 million shares of common stock in the open market for cash of $220.0 million. As of December 31, 2008, all of the share repurchases authorized under the 2005 Share Repurchase Plan had been completed, and the Company was authorized to purchase up to an additional $220.0 million of shares in the open market under the 2008 Share Repurchase Plan.

The purchase price for the shares of the Company’s common stock repurchased is recorded as a reduction to stockholders’ equity. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” the Company is required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings and (ii) a reduction of common stock and additional paid-in capital. Issuance of common stock and the tax benefit related to employee stock option plans are recorded as an increase to common stock and additional paid-in capital. As a result of these repurchases, the Company has and may continue to report an accumulated deficit included in stockholders’ equity in its consolidated balance sheets.

12. Employee Benefits Plans:

401(k) Plans:

The Company has a 401(k) Plan (the Polycom 401(k) Plan), which covers the majority of employees in the United States. Each eligible employee may elect to contribute to the Polycom 401(k) Plan, through payroll deductions, the lesser of 60% of their eligible compensation or $15,500 in 2008, subject to current statutory limitations. The Company does not offer its own stock as an investment option in the Polycom 401(k) Plan. The Company, at the discretion of the Board of Directors, may make matching contributions to the Polycom 401(k) Plan. The Company matches in cash 50% of the first 6% of compensation employees contribute to the Polycom 401(k) Plan, up to a certain maximum per participating employee per year. For the 2008 fiscal year the maximum Company cash match was $2,000 per participating employee per year and in fiscal years 2007 and 2006, the maximum Company cash match was $1,500 per participating employee per year. The Polycom 401(k) Plan provides that employees who are projected to be age 50 or older by December 31, 2008 and have elected to contribute to the Polycom 401(k) Plan may also make a catch-up contribution of up to $5,000.

The Company’s contributions to the Polycom 401(k) Plan totaled approximately $2.1 million, $1.4 million and $1.2 million in 2008, 2007 and 2006, respectively.

Employee Stock Purchase Plan:

Under the Employee Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during 6 month offering periods with purchase dates at the end of each offering period (each January and July). The Company has reserved 7,500,000 shares of common stock for issuance under the plan. Shares are purchased through employees’ payroll deductions, up to a maximum of 20% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more than 5,000 shares per offering or $25,000 worth of common stock in any one calendar year. During 2008, 2007, and 2006, 575,603, 374,915, and 407,513 shares were purchased at average per share prices of $20.77, $21.71 and $15.28, respectively. At December 31, 2008, there were 3,641,969 shares available to be issued under this plan.

13. Income Taxes:

Income tax expense consists of the following (in thousands):

	Year ended December 31,
	2008	2007	2006
Current
U. S. Federal	$6,249	$11,497	$15,558
Foreign	6,201	6,445	2,843
State and local	3,847	4,123	3,170

Total current	16,297	22,065	21,571

Deferred
U. S. Federal	7,312	4,448	9,117
Foreign	(1,063)	(700)	(248)
State and local	(696)	(994)	385

Total deferred	5,553	2,754	9,254

Income tax expense	$21,850	$24,819	$30,825

The sources of income before the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
United States	$49,895	$36,696	$64,960
Foreign	47,651	51,004	37,789

Income before provision for income taxes	$97,546	$87,700	$102,749

The Company’s tax provision differs from the provision computed using statutory tax rates as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Federal tax at statutory rate	$34,141	$30,695	$35,962
State taxes, net of federal benefit	1,859	2,151	2,837
In-process research and development	—	2,877	—
Non-deductible share based compensation	1,601	2,094	2,546
Foreign income at tax rates different than U.S. rates	(11,777)	(11,059)	(7,586)
Changes in reserves for uncertain tax positions	(4,249)	(1,887)	(1,804)
Research and development tax credit	(1,339)	(1,852)	(925)
Other	1,614	1,800	(205)

Tax provision	$21,850	$24,819	$30,825

The tax effects of temporary differences that give rise to the deferred tax assets (liabilities) are presented below (in thousands):

	2008	2007
Property and equipment, net, principally due to differences in depreciation	$3,590	$3,853
Capitalized research and development costs	3,562	3,755
Inventory	2,096	3,828
Restructuring reserves	873	1,299
Deferred revenue	7,947	4,176
Other reserves	12,817	13,461
Share-based compensation	15,979	12,303
Net operating and capital loss carryforwards	3,672	11,777
Tax credit carryforwards	15,691	17,014
State income tax	313	380
Investments	2,387	4,863

Deferred tax asset	68,927	76,709
Acquired intangibles	(22,087)	(30,339)

Net deferred tax asset	$46,840	$46,370
Valuation allowance	(1,064)	—

Net deferred tax asset, net of valuation allowance	$45,776	$46,370

As of December 31, 2008, the Company has net operating loss carryfoward assets of approximately $3.7 million and tax credit carryforwards of approximately $15.7 million. The net operating loss carryforward assets and tax credit carryforwards begin to expire in 2013 and 2009, respectively. A portion of the future utilization of the Company’s carryforwards is subject to certain limitations due to a change in ownership that occurred in 2001 and 2004. Included in the net deferred tax asset balance is a $1.1 million valuation allowance recorded in 2008 related to net operating losses generated in certain foreign jurisdictions.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 31, 2008, the cumulative amount of earnings upon which U.S. income tax has not been provided is approximately $123.9 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated to the U.S..

In accordance with SFAS123(R), which the Company adopted on January 1, 2006, tax savings from expected future deductions based on the expense attributable to various stock option plans are reflected in the federal and state tax provisions for 2006, 2007 and 2008. The reduction of the income taxes payable resulting from the exercise of employee stock options and other employee stock programs prior to the adoption of SFAS 123(R) that were credited to stockholders’ equity were $3.8 million in 2008, $14.2 million in 2007 and $10.2 million in 2006.

During 2006, the Company resolved certain tax uncertainties in foreign tax jurisdictions that resulted in the release of previously accrued taxes totaling $1.8 million. In 2007, settlement of certain audit years and issues with the Israeli tax authorities resulted in an additional release of accrued taxes totaling $1.9 million.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more likely than not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Upon adoption, the Company decreased reserves for uncertain tax positions by $12.6 million. Of this amount, a $3.4 million decrease in relation to interest and penalties and various tax reserves was accounted for as a cumulative adjustment to the beginning balance of retained earnings. A $9.2 million decrease related to pre-acquisition tax reserves was accounted for as an adjustment to goodwill. At adoption, the Company recognized certain net operating loss carryovers of PictureTel that had not been recognized previously. This resulted in the establishment of a deferred tax asset of $40.4 million and a corresponding reduction in goodwill. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	2008	2007
Balance at January 1,	$58,911	$61,475
Additions based on tax positions taken during a prior period	831	936
Reductions based on tax positions taken during a prior period	—	(1,887)
Additions based on tax positions taken during the current period	476	561
Reductions based on tax positions related to the current period	—	—
Reductions related to settlement of tax matters	—	(2,174)
Reductions related to a lapse of applicable statute of limitations	(4,366)	—

Balance at December 31,	$55,852	$58,911

Included in the balance as of December 31, 2008 is $21.4 million of unrecognized tax benefits which would affect income tax expense if recognized. The remaining balance of the unrecognized tax benefits of $34.4 million at December 31, 2008 would be an adjustment to goodwill or stockholders’ equity.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2008, and December 31, 2007, respectively, the Company had approximately $3.6 million and $3.0 million of accrued interest and penalties related to uncertain tax positions, $0.8 million of which was recorded in 2008 and $0.7 million of which was recorded in 2007.

By the end of 2009, uncertain tax positions may be reduced as a result of a lapse of the applicable statutes of limitations. The Company anticipates that the reduction would approximate $6.7 million. The reserve releases would be recorded as adjustments to goodwill in the amount of $0.8 million and $5.9 million would be an adjustment to tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 1998. Foreign income tax matters for most foreign jurisdictions have been concluded for years through 2002 except Hong Kong and Singapore which have been concluded for years through 2001, the United Kingdom and Germany which have been concluded for years through 2006 and 2003 respectively; France and Switzerland which have been concluded for years through 2005 and 2004 respectively, and Israel which has been concluded for years through 2004.

14. Business Segment Information:

Polycom is a leading global provider of a line of high-quality, easy-to-use communications equipment that enables businesses, telecommunications service providers, and governmental and educational institutions to more effectively conduct video, voice, data and web communications. The Company’s offerings are organized along three product categories: Video Solutions, Voice Communications Solutions and Services, which are also considered its segments for reporting purposes. The segments are determined in accordance with how management views and evaluates the Company’s business and based on the criteria as outlined in FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” A description of the types of products and services provided by each reportable segment is as follows:

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

Voice Communications Solutions Segment

Voice Communications Solutions includes a wide range of voice communications products that enhance business communications in the conference room, on the desktop and in mobile applications.

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

Financial information for each reportable segment is as follows as of and for the fiscal years ended December 31, 2008, 2007 and 2006 (in thousands):

	Video Solutions	Voice Communications	Services	Total
2008:
Revenue	$560,062	$353,698	$155,560	$1,069,320
Contribution margin	266,871	146,656	68,351	481,878
Inventory	39,377	33,539	16,814	89,730

2007:
Revenue	$493,279	$313,202	$123,427	$929,908
Contribution margin	229,024	131,471	53,975	414,470
Inventory	31,888	29,271	9,947	71,106

2006:
Revenue	$412,699	$188,004	$81,682	$682,385
Contribution margin	185,437	81,885	33,341	300,663
Inventory	26,522	16,214	5,293	48,029

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

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Segment contribution margin	$481,878	$414,470	$300,663
Corporate and unallocated costs	(312,997)	(255,830)	(186,079)
Stock-based compensation	(34,642)	(41,659)	(23,288)
Effect of stock-based compensation cost on warranty expense	(442)	(851)	(404)
Acquisition related-costs	(162)	(4,258)	(161)
Purchased in-process research and development charges	—	(9,400)	—
Amortization and impairment of purchased intangibles	(20,798)	(22,406)	(7,452)
Restructure costs	(10,316)	(410)	(2,410)
Purchase accounting adjustments made to inventory of acquired companies	—	(2,464)	—
Litigation reserves and payments	(7,401)	—	—
Interest income, net	7,938	18,646	21,164
Gain / (loss) on strategic investments	—	(7,400)	176
Other income (expense), net	(5,512)	(738)	540

Total income before provision for income taxes	$97,546	$87,700	$102,749

The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
United States	$512,126	$504,626	$365,132
Canada	51,923	17,611	22,400

Total North America	564,049	522,237	387,532

Europe, Middle East and Africa	281,228	217,667	151,374
Asia	189,006	161,506	123,192
Caribbean and Latin America	35,037	28,498	20,287

Total International	505,271	407,671	294,853

Total revenue	$1,069,320	$929,908	$682,385

No individual country outside the United States accounted for more than 10% of the Company’s revenues in 2008, 2007 or 2006.

The percentage of total revenues by segment were as follows:

	Year ended December 31,
	2008	2007	2006
Video Solutions	52%	53%	60%
Voice Communications Solutions	33%	34%	28%
Services	15%	13%	12%

Total revenue	100%	100%	100%

No one customer accounted for more than 10% of the Company’s revenues in 2008 and 2007. One customer accounted for 10% of the Company’s revenues in 2006.

The Company’s fixed assets, net of accumulated depreciation, are located in the following geographical areas (in thousands):

	December 31,
	2008	2007
North America	$55,622	$44,092
Asia Pacific	10,581	5,081
Israel	2,834	2,046
Europe, Middle East and Africa	7,717	6,139
Other	540	252

Total	$77,294	$57,610

15. Net Income Per Share Disclosures:

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Year ended December 31,
	2008	2007	2006
Numerator—basic and diluted net income per share:
Net income	$75,696	$62,881	$71,924

Denominator—basic net income per share:
Weighted average common stock outstanding	85,616	90,878	88,419

Total shares used in calculation of basic net income per share	85,616	90,878	88,419

Basic net income per share	$0.88	$0.69	$0.81

Denominator—diluted net income per share:
Denominator—shares used in calculation of basic net income per share	85,616	90,878	88,419
Effect of dilutive securities:
Common stock options and performance shares	1,630	3,513	1,954

Total shares used in calculation of diluted net income per share	87,246	94,391	90,373

Diluted net income per share	$0.87	$0.67	$0.80

In 2008, 2007 and 2006, 5,024,817, 3,870,456 and 3,751,089, respectively, of potentially dilutive securities such as stock options and stock subject to repurchase were excluded from the denominator in the computation of “Diluted net income per share” because the option exercise price was greater than the average market price of the common stock.

16. Subsequent Event:

On January 6, 2009, the Company announced the implementation of a workforce reduction designed to reduce its cost structure while maintaining flexibility to invest in the strategic growth areas of the business. The plan includes elimination of approximately 150 positions, or six percent of its global workforce, with most of these reductions taking effect immediately. The Company expects to record restructuring charges and make cash expenditures totaling approximately $6.7 million in the first quarter of 2009 resulting from these actions, primarily related to severance and other employee termination benefits.

POLYCOM, INC.

SUPPLEMENTARY FINANCIAL DATA

(Unaudited)

(in thousands, except per share amounts)

	2007				2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$192,718	$233,852	$240,047	$236,291	$258,920	$271,581	$275,776	$263,043
Gross profit	$116,537	$136,198	$139,125	$153,461	$150,479	$153,870	$161,018	$153,655
Net income	$10,211	$10,077	$19,792	$22,801	$14,206	$17,842	$17,942	$25,706
Basic net income per share	$0.11	$0.11	$0.22	$0.25	$0.16	$0.21	$0.21	$0.31
Diluted net income per share	$0.11	$0.11	$0.21	$0.25	$0.16	$0.20	$0.21	$0.30

S-1

FINANCIAL STATEMENT SCHEDULE—SCHEDULE II

POLYCOM, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2008
Allowance for doubtful accounts	$2,398	$1,665	$(775)	$3,288
Sales returns and allowances	$26,526	$62,895	$(61,129)	$28,292
Income tax valuation allowance	$—	$1,064	$—	$1,064
Year ended December 31, 2007
Allowance for doubtful accounts	$2,272	$370	$(244)	$2,398
Sales returns and allowances	$21,150	$51,921	$(46,545)	$26,526
Year ended December 31, 2006
Allowance for doubtful accounts	$2,208	$59	$5	$2,272
Sales returns and allowances	$22,410	$40,320	$(41,580)	$21,150

S-2

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of February 7, 2007, by and among Polycom, Inc., Spyglass Acquisition Corporation and SpectraLink Corporation (which is incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed by the Registrant with the Commission on February 8, 2007).

3.1	Restated Certificate of Incorporation of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 18, 2003).

3.2	Amended and Restated Bylaws of Polycom, Inc., as amended effective February 4, 2009 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 10, 2009).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock certificate (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-02296) filed with the Commission on March 12, 1996 (the “1996 S-1”)).

4.3	Amended and Restated Investor Rights Agreement, dated May 17, 1995, among the Registrant and the Investors named therein (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s 1996 S-1).

4.4	Preferred Shares Rights Agreement dated as of July 15, 1998 and as amended March 2, 2001, between Polycom, Inc. and Fleet Bank, N.A. F/K/A BankBoston N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights Attached thereto as Exhibits A, B and C, respectively (which is incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed with the Commission on March 2, 2001).

10.1*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 11, 2008).

10.2*	The Registrant’s 1996 Stock Incentive Plan, as amended (which is incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2006).

10.3*	The Registrant’s Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-126819, filed with the Commission on July 22, 2005).

10.4*	Voyant Technologies, Inc. 2000 Equity Incentive Plan (which is incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-112025, filed with the Commission on January 20, 2004).

10.5	Lease Agreement by and between the Registrant and WJT, LLC, dated February 19, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2001).

10.6*	Accord Networks Ltd. 1995 Employee Share Ownership and Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.7*	Accord Networks Ltd. Share Ownership and Option Plan (2000) and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

Exhibit No.	Description
10.8*	Accord Networks Ltd. 2000 Share Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.9*	Accord Networks Ltd. 2000 Non-Employee Director Stock Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.10	Amendment No. 1 to Lease by and between the Registrant and WJT, LLC, dated October 5, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2002).

10.11*	PictureTel Corporation 1998 Acquisition Stock Option Plan and form of Non-Statutory Stock Option (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-72544) filed with the Commission on October 31, 2001).

10.12*	Polycom, Inc. 2001 Nonstatutory Stock Option Plan and form of agreement thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2001).

10.13*	Atlanta Signal Processors, Incorporated 1997 Incentive Stock Plan and forms of Stock Option Grant, Exercise Agreement and Employee Shareholder Agreement (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-76312) filed with the Commission on January 4, 2002).

10.14*	Amended Summary and Rescission of Arrangement between the Registrant and Robert C. Hagerty (which is incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 18, 2003).

10.15*	Summary of Arrangement between the Registrant and its Senior Executive Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

10.16*(1)	Polycom, Inc. 2004 Equity Incentive Plan (February 4, 2009 Restatement)

10.17*	Form of Non-employee Director Nonqualified Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.18*	Form of Non-officer Employee Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.19*	Form of Officer Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.20*	Performance Bonus Plan, as amended (which is incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).

10.21*	Polycom, Inc. Management Bonus Plan, as amended (which is incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).

10.22*	Form of Officer Performance Share Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 13, 2007).

Exhibit No.	Description
10.23*	Form of Non-officer Performance Share Agreement (which is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 13, 2007).

10.24*	Form of Performance Share Agreement for Officers—Performance Goal (which is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Commission on February 27, 2007).

10.25*	Form of Performance Share Agreement for Non-officers—Performance Goal (which is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Commission on February 27, 2007).

10.26*	Form of Performance Share Agreement for Non-Officers—SpectraLink (which is incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant with the Commission on May 8, 2007).

10.27*	Form of Amendment to U.S. Forms of Performance Share Agreements (which is incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).

10.28*	Form of Non-employee Director Restricted Stock Agreement (which is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 13, 2007).

10.29*	Form of Performance Share Agreement for Officers—Performance Goal, as amended (which is incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).

10.30*	Form of Performance Share Agreement for Non-Officers—Performance Goal, as amended (which is incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).

10.31*	Supplemental Release, entered into January 9, 2008, by and between James E. Ellett and the Registrant (which is incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).

10.32*	Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 11, 2008).

10.33*	Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 11, 2008).

10.34*	Form of Restricted Stock Unit Agreement for Officers (which is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 11, 2008).

10.35*	Form of Restricted Stock Unit Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 11, 2008).

10.36*	Offer Letter with David R. Phillips dated June 26, 2006 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 1, 2008).

Exhibit No.	Description
10.37*	Summary of Arrangement Between the Company and David R. Phillips (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 1, 2008).

10.38*	Amended Change of Control Severance Agreement with Robert C. Hagerty (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 22, 2008).

10.39*	Amended Change of Control Severance Agreement with Michael R. Kourey (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 22, 2008).

10.40*	Form of Amended Change of Control Severance Agreement (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 22, 2008).

10.41*	Amended Severance Agreement with Robert C. Hagerty dated December 19, 2008 (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 22, 2008).

10.42*(1)	Form of Officer Performance Share Agreement

10.43*(1)	Form of Non-Officer Performance Share Agreement

10.44*(1)	Form of Non-Officer Restricted Stock Unit Agreement

10.45*(1)	Amendment to Performance Share Agreement[s]

21.1(1)	Subsidiaries of the Registrant.

23.1(1)	Consent of Independent Registered Public Accounting Firm.

24.1(1)	Power of Attorney (included on pages 76 and 77 of this Annual Report on Form 10-K).

31.1(1)	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed herewith.