Form 10-Q
period 2009-03-31
POLYCOM INC
filed 2009-04-30
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 in Exchange Act).    Yes  ☐    No  ☒

There were 83,831,837 shares of the Company’s Common Stock, par value $.0005, outstanding on April 17, 2009.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$155,085	$165,669
Short-term investments	178,502	152,407
Trade receivables, net of allowance for doubtful accounts of $3,457 and $3,288 at March 31, 2009 and December 31, 2008 respectively	113,161	126,497
Inventories	87,117	89,730
Deferred taxes	29,134	29,295
Prepaid expenses and other current assets	32,065	34,207

Total current assets	595,064	597,805
Property and equipment, net	78,323	77,294
Long-term investments	5,140	6,420
Goodwill	492,777	495,083
Purchased intangibles, net	60,026	65,369
Deferred taxes	19,289	19,415
Other assets	14,333	16,298

Total assets	$1,264,952	$1,277,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$52,294	$57,731
Accrued payroll and related liabilities	21,041	28,711
Taxes payable	1,093	—
Deferred revenue	72,800	69,238
Other accrued liabilities	51,768	58,402

Total current liabilities	198,996	214,082
Non-current liabilities
Deferred revenue	42,427	43,285
Taxes payable	35,214	35,878
Deferred taxes	2,500	2,638
Other non-current liabilities	11,587	13,459

Total non-current liabilities	91,728	95,260

Total liabilities	290,724	309,342
Stockholders’ equity
Common stock, $0.0005 par value; Authorized: 175,000,000 shares; Issued and outstanding: 83,812,835 shares at March 31, 2009 and 83,314,500 shares at December 31, 2008	40	40
Additional paid-in capital	1,014,312	1,008,460
Cumulative other comprehensive loss	(1,470)	4,683
Accumulated deficit	(38,654)	(44,841)

Total stockholders’ equity	974,228	968,342

Total liabilities and stockholders’ equity	$1,264,952	$1,277,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2009	March 31, 2008
Revenues:
Product revenues	$183,294	$222,451
Service revenues	42,116	36,469

Total revenues	225,410	258,920

Cost of revenues:
Cost of product revenues	78,007	90,187
Cost of service revenues	20,469	18,254

Total cost of revenues	98,476	108,441

Gross profit	126,934	150,479

Operating expenses:
Sales and marketing	66,233	73,861
Research and development	28,453	34,934
General and administrative	13,589	14,894
Acquisition-related integration costs	—	159
Amortization of purchased intangibles	1,464	1,827
Restructuring costs	6,417	3,615
Litigation reserves and payments	—	6,238

Total operating expenses	116,156	135,528

Operating income	10,778	14,951
Interest income, net	515	3,186
Other income (expense), net	(796)	1,060

Income before provision for income taxes	10,497	19,197
Provision for income taxes	2,472	4,991

Net income	$8,025	$14,206

Basic net income per share	$0.10	$0.16

Diluted net income per share	$0.10	$0.16

Weighted average shares outstanding for basic net income per share calculation	83,625	88,526
Weighted average shares outstanding for diluted net income per share calculation	84,250	90,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income	$8,025	$14,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,863	6,475
Amortization of purchased intangibles	4,797	5,308
Provision for doubtful accounts	247	245
Provision for excess and obsolete inventories	1,517	159
Non-cash stock-based compensation	6,949	10,128
Excess tax benefits from stock-based compensation	—	(422)
Loss on disposal of property and equipment	10	7
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	13,089	(2,597)
Inventories	1,096	(25,825)
Deferred taxes	1,175	819
Prepaid expenses and other assets	1,778	(10,157)
Accounts payable	(5,437)	15,831
Taxes payable	(737)	(2,720)
Other accrued liabilities	(13,539)	24,795

Net cash provided by operating activities	26,833	36,252

Cash flows from investing activities:
Purchases of property and equipment	(8,548)	(9,246)
Purchases of investments	(158,045)	(90,889)
Proceeds from sale and maturity of investments	130,600	98,669

Net cash used in investing activities	(35,993)	(1,466)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	6,404	12,725
Purchase and retirement of common stock	(7,828)	(62,243)
Excess tax benefits from stock-based compensation	—	422

Net cash used in financing activities	(1,424)	(49,096)

Net decrease in cash and cash equivalents	(10,584)	(14,310)
Cash and cash equivalents, beginning of period	165,669	279,560

Cash and cash equivalents, end of period	$155,085	$265,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2009, the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended March 31, 2009 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). With the exception of those discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009, that are of significance or potential significance to us.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and FSP 124-2”), and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107 and APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company is currently evaluating these Staff Positions.

3. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment (in thousands):

	Video Solutions	Voice Communications Solutions	Services Segment	Total
Balance at December 31, 2008	$269,721	$134,750	$90,612	$495,083
Foreign currency translation	(6)	(1,488)	(395)	(1,889)
Changes in fair value of assets acquired and liabilities assumed	(302)	(56)	(59)	(417)

Balance at March 31, 2009	$269,413	$133,206	$90,158	$492,777

The following table presents details of the Company’s total purchased intangible assets as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009			December 31, 2008
Purchased Intangible Assets	Gross Value	Accumulated Amortization and Impairment	Net Value	Gross Value	Accumulated Amortization and Impairment	Net Value
Core and developed technology	$109,178	$(71,287)	$37,891	$109,178	$(67,952)	$41,226
Patents	14,068	(14,068)	—	14,068	(14,068)	—
Customer and partner relationships	44,625	(29,946)	14,679	44,625	(28,951)	15,674
Trade name	10,021	(4,257)	5,764	10,021	(3,940)	6,081
Other	4,862	(3,170)	1,692	4,862	(2,474)	2,388

Total	$182,754	$(122,728)	$60,026	$182,754	$(117,385)	$65,369

For the three months ended March 31, 2009 and 2008, the Company recorded amortization expense related to purchased intangibles of $1.5 million and $1.8 million, respectively, which is included in “Amortization of purchased intangibles” in the condensed consolidated statement of operations. The Company also recorded approximately $3.3 million and $3.5 million during the three months ended March 31, 2009 and 2008, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the Condensed Consolidated Statement of Operations. Amortization of intangibles is not allocated to the Company’s segments.

The estimated future amortization expense of purchased intangible assets as of March 31, 2009 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2009	$14,185
2010	18,843
2011	14,181
2012	9,826
2013	2,073

Total	$59,108

Upon adoption of SFAS 142, the Company determined that a purchased trade name intangible of $0.9 million had an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is no longer amortized but is reviewed for impairment annually or sooner under certain circumstances.

4. ACQUISITION-RELATED INTEGRATION COSTS AND LIABILITIES

The following table summarizes the activity of the Company’s acquisition-related restructuring liabilities and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits
Balance at December 31, 2008	$1,963	$129
Additions to the reserve	57	—
Cash payments and other usage	(10)	(58)
Release of reserve	—	(71)

Balance at March 31, 2009	$2,010	$—

The Company had approximately $0.9 million and $1.5 million in acquisition-related reserves classified as current liabilities at March 31, 2009 and December 31, 2008, respectively. Approximately $1.1 million and $0.6 million of acquisition-related reserves were classified as long term liabilities at March 31, 2009 and December 31, 2008, respectively.

Facility Closings

The Company’s facility closings liability is primarily attributable to consolidation of facilities related to the SpectraLink acquisition and, to a lesser extent, the PictureTel acquisition. The balance at March 31, 2009 relates to liabilities of $2.0 million associated with the SpectraLink acquisition as a result of plans to vacate three vacant facilities, as well as one vacant facility from the PictureTel acquisition. During the three months ended March 31, 2009, the Company recorded a net increase of less than $0.1 million to the restructuring related to these facility closings.

Severance and Related Benefits

During 2007, the Company recorded a liability of $7.0 million for severance and related benefits as part of the liabilities assumed in the acquisition of SpectraLink as a result of establishing a plan to involuntarily terminate or relocate certain general and administrative and manufacturing positions. During the three months ended March 31, 2009, the Company released the remaining $0.1 million against the restructuring reserve.

5. RESTRUCTURING COSTS

During the three months ended March 31, 2009 and 2008, the Company recorded restructuring charges in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” totaling $6.4 million and $3.6 million, respectively. All restructure charges were recorded in “Restructuring costs” in the Condensed Consolidated Statement of Operations.

During the three months ended March 31, 2009, the Company announced the implementation of a workforce reduction designed to reduce its cost structure while maintaining flexibility to invest in the strategic growth areas of the business. The plan included elimination of approximately 150 positions throughout the Company, or six percent of its global workforce, with most of these reductions taking effect immediately. The Company recorded restructuring charges of $6.4 million and made cash expenditures totaling $3.5 million in the first quarter of 2009 resulting from these actions, primarily related to severance and other employee termination benefits. The majority of the remaining expenditures are expected to be incurred in the quarter ending June 30, 2009.

During the first quarter of 2008, management approved a restructuring plan for eliminating certain positions throughout the Company. Total charges for these actions were $2.4 million, of which $2.0 million was recorded in the three months ended March 31, 2008. The remaining charges were recorded in the second quarter of 2008.

The following table summarizes the status of the Company’s restructure reserves (in thousands):

Severance and Related Benefits
Balance at December 31, 2008	$1,783
Additions to the reserve	6,436
Cash payments and other usage	(4,813)

Balance at March 31, 2009	$3,406

6. BALANCE SHEET DETAILS

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$5,514	$5,040
Work in process	1,169	1,356
Finished goods	80,434	83,334

	$87,117	$89,730

Deferred revenues consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Short-term:
Service	$67,068	$62,746
Product	4,239	5,022
License	1,493	1,470

	$72,800	$69,238

Long-term:
Service	$29,029	$29,225
Product	2,373	2,685
License	11,025	11,375

	$42,427	$43,285

The deferred license revenue relates to the Codian agreement discussed in Note 15.

Other accrued liabilities consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Accrued expenses	$9,406	$12,277
Accrued co-op expenses	9,550	10,507
Restructuring and acquisition related reserves	4,276	2,408
Warranty obligations	10,000	11,167
Derivative liability	10,503	10,785
Sales tax payable	852	753
Employee stock purchase plan withholding	1,797	5,438
Other accrued liabilities	5,384	5,067

	$51,768	$58,402

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

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the period are as follows (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
Balance at beginning of period	$11,167	$10,538
Accruals for warranties issued during the period	3,662	4,686
Cost of providing warranty	(4,829)	(4,811)

Balance at end of period	$10,000	$10,413

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on most of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Deferred maintenance revenue, of which $67.1 million and $62.7 million is short-term and is included as a component of “Deferred revenue” as of March 31, 2009 and December 31, 2008, respectively, and $29.0 million and $29.2 million is long-term and is included in “Long-term deferred revenue” as of March 31, 2009 and December 31, 2008, respectively, on the condensed consolidated balance sheets. Changes in deferred maintenance revenue for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
Balance at beginning of period	$91,971	$77,082
Additions to deferred maintenance revenue	40,149	37,774
Amortization of deferred maintenance revenue	(36,023)	(30,874)

Balance at end of period	$96,097	$83,982

The cost of providing maintenance services for the three months ended March 31, 2009 and 2008 was $19.5 million and $17.6 million, respectively.

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

8. INVESTMENTS AND FAIR VALUE MEASUREMENTS:

The Company has cash and cash equivalents of $155.1 million and $165.7 million at March 31, 2009 and December 31, 2008, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government securities and corporate debt securities. At March 31, 2009, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt and equity securities and also has strategic investments in private and public companies which are summarized as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at March 31, 2009:
Investments—Short-term:
U.S. government securities	$117,708	$234	$(2)	$117,940
Corporate debt securities	13,140	19	(25)	13,134
Corporate preferred equity securities	54,903	196	(7,671)	47,428

Total investments – short-term	$185,751	$449	$(7,698)	$178,502

Investments—Long-term:
U.S. government securities	$5,005	$135	$—	$5,140

Total investments – long-term	$5,005	$135	$—	$5,140

Investments—privately-held companies	$2,194	$—	$—	$2,194

Balances at December 31, 2008:
Investments—Short-term:
U.S. government securities	$83,956	424	$—	$84,380
Corporate debt securities	18,204	34	(70)	18,168
Corporate preferred equity securities	54,857	641	(5,639)	49,859

Total investments – short-term	$157,017	$1,099	$(5,709)	$152,407

Investments—Long-term:
U.S. government securities	$5,006	$178	$—	$5,184
Corporate debt securities	1,292	—	(56)	1,236

Total investments – long-term	$6,298	$178	$(56)	$6,420

Investments—privately-held companies	$2,194	$—	$—	$2,194

As of March 31, 2009, the Company’s total cash and cash equivalents and investments held in the United States totaled $126.1 million with the remaining $212.6 million held outside of the United States in various foreign subsidiaries.

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

The following table summarizes the fair value and gross unrealized losses of our investments, including those that are categorized as cash equivalents, with unrealized losses (in thousands), aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2009 and December 31, 2008:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2009:
U.S. government securities	$1,324	$(2)	$—	$—	$1,324	$(2)
Corporate debt securities	7,991	(25)	—	—	7,991	(25)
Corporate preferred equity securities	38,069	(7,671)	—	—	38,069	(7,671)

Total investments	$47,384	$(7,698)	$—	$—	$47,384	$(7,698)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2008:
Corporate debt securities	$10,522	$(126)	$—	$—	$10,522	$(126)
Corporate preferred equity securities	36,701	(5,639)	—	—	36,701	(5,639)

Total Investments	$47,223	$(5,765)	$—	$—	$47,223	$(5,765)

In accordance with FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary. If the decline in fair value is considered to be other than temporary, the cost basis of the individual security is written down to its fair value as a new cost basis, and the amount of the write-down is accounted for as a realized loss and included in earnings. During the three months ended March 31, 2009 and 2008, the Company determined that there were no investments in its portfolio that were other-than temporarily impaired.

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

The types of instruments valued based on other observable inputs include U.S. Treasury securities and other government agencies, corporate bonds, commercial paper, preferred stocks and puts on treasury bond futures. Such instruments are generally classified within Level 2 of the fair value hierarchy.

Our fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments (90%), corporate bonds (4%), commercial paper (4%) and money market funds (2%). Included in available-for-sale securities is approximately $68.7 million of cash equivalents, which consist of investments with maturities of three months or less and include money market funds.

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

The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs at March 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
(in thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed Income available-for-sale securities (a)	$204,885	$4,959	$199,926
Non-fixed income available-for-sale securities (a)	$47,428	—	$47,428
Foreign currency forward contracts (b)	$13,127	—	$13,127
Liabilities:
Foreign currency forward contracts (c)	$10,503	—	$10,503

(a)	Included in cash and cash equivalents and short and long-term investments on our consolidated balance sheet.

(b)	Included in short-term derivative asset on our consolidated balance sheet.

(c)	Included in short-term derivative liability on our consolidated balance sheet.

9. HEDGING

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

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at March 31, 2009 of the outstanding non-designated hedges (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	7,896	$10,456	Buy	3,893	$6,030	Buy
Euro	14,709	$19,200	Sell	11,679	$18,090	Sell
British Pound	1,467	$2,369	Buy	3,171	$6,115	Buy
British Pound	3,213	$4,719	Sell	4,607	$8,885	Sell
Israeli Shekel	2,243	$652	Buy	15,200	$4,239	Buy

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net loss of $0.8 million and a net gain of $1.4 million for the three months ended March 31, 2009 and 2008, respectively.

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

The following table summarizes the derivative-related activity in cumulative other comprehensive income (loss) (in thousands and not tax effected):

	Three Months Ended
	March 31, 2009	March 31, 2008
Beginning Balance	$(3,567)	$(2)
Net gains (losses) reclassified into earnings for revenue hedges	6,118	(421)
Net gains (losses) reclassified into earnings for operating expense hedges	(3,830)	235
Net decrease in fair value of cash flow hedges	(675)	(2,029)

Ending Balance	$(1,954)	$(2,217)

During the three months ended March 31, 2009, the Company reclassified to revenue from cumulative other comprehensive income (loss) net gains of $6.1 million as compared to net losses of $0.4 million during the three months ended March 31, 2008. . During the three months ended March 31, 2009, the Company reclassified to operating expenses from cumulative other comprehensive income (loss) net losses of $3.8 million as compared to net gains of $0.2 million during the three months ended March 31, 2008. As a result of these reclassifications, the Company’s operating income increased by approximately $2.3 million during the three months ended March 31, 2009 as compared to decreasing by $0.2 million during the three months ended March 31, 2008. As of March 31, 2009, the Company estimated that the remaining net losses of approximately $2.0 million, will be reclassified into revenue and operating expenses from accumulated other comprehensive income (loss) within the next twelve months. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be reclassified from cumulative other comprehensive income (loss) to other income (expense) on the consolidated statement of operations at that time. For the three months ended March 31, 2009 and 2008, there were no such net gains or losses recognized in other income (expense) relating to hedges of forecasted transactions that did not occur.

The Company evaluates hedging effectiveness prospectively and retrospectively and records any ineffective portion of the hedging instruments in other income (expense) on the consolidated statement of operations. The Company did not incur any net gains or losses for cash flow hedges due to hedge ineffectiveness during the three months ended March 31, 2009 and 2008. The time value of purchased derivative instruments is excluded from effectiveness testing and is recorded in other income (expense) over the life of the contract. Other income (expense) for the three months ended March 31, 2009 and 2008 included less than $0.1 million and $0.5 million, respectively, of net gains representing the excluded time value component of the purchased forward contracts.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at March 31, 2009 of the outstanding cash flow hedges, all of which are carried at fair value (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	7,563	$9,833	Buy	12,785	$18,069	Buy
Euro	20,181	$26,260	Sell	37,601	$53,403	Sell
British Pound	5,294	$7,618	Buy	10,095	$17,204	Buy
British Pound	5,396	$7,807	Sell	12,031	$20,856	Sell
Israeli Shekel	11,430	$2,817	Buy	40,997	$11,350	Buy

As of March 31, 2009 and 2008, the Company had a derivative asset of $13.1 million and $3.7 million, respectively, included in prepaid expenses and other current assets and a derivative liability of $10.5 million and $6.3 million, respectively, included in other accrued liabilities, representing the fair value of both the non-designated and cash flow hedges.

10. STOCKHOLDER’S EQUITY

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the three months ended March 31, 2009 and 2008 and its allocation within the condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cost of sales – product	$548	$806
Cost of sales – service	753	1,070

Stock-based compensation expense included in cost of sales	1,301	1,876
Sales and marketing	1,900	3,170
Research and development	1,873	2,914
General and administrative	1,875	2,168

Stock-based compensation expense included in operating expenses	5,648	8,252
Stock-based compensation related to employee equity awards and employee stock purchases	6,949	10,128
Tax benefit	1,636	2,633

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$5,313	$7,495

No stock-based compensation was capitalized during the three months ended March 31, 2009 and 2008 due to these amounts being immaterial. There was no stock-based compensation related to acquisitions during the three months ended March 31, 2009 and 2008.

Valuation Assumptions

The Company did not grant any stock options during the three months ended March 31, 2009. During the three months ended March 31, 2008, the Company granted 217,770 stock options. The weighted-average estimated value of employee stock options granted during the three months ended March 31, 2008 was $8.00 per share. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the three months ended March 31, 2009 and 2008 was $4.44 per share and $6.93 per share, respectively. The fair value of each stock option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting attribution approach using the following assumptions:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	—	58.52%	40.18%	43.52%
Risk-free interest rate	—	0.39%	2.35%	2.15%
Expected dividends	—	0.0%	0.0%	0.0%
Expected life (yrs)	—	0.50	3.94	0.50

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

As the stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first three months of 2009 and 2008 is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

Performance Shares, Restricted Stock Units, and Restricted Stock

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

For 2009, the Company granted performance shares which contain a market condition based on Total Shareholder Return (TSR) and which measure the Company’s relative performance against the Russell 2000 Index. Such awards will be earned only if performance goals over the performance periods established by or under the direction of the Compensation Committee are met. The performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to two hundred (200%) of the target award. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the Russell 2000 Index companies over each performance period. During the three months ended March 31, 2009, the Company granted 432,276 target performance shares, which are evenly divided over three annual performance periods commencing with calendar 2009, at a weighted average fair value of $16.05 per share. Stock-based compensation expense for these performance shares is recognized using the graded vesting method over the three year service period.

The Company also granted restricted stock units during the first quarter of 2009. The fair value of restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The awards generally vest over two or three years in equal annual installments on each anniversary of the date of grant and will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for these restricted stock units is recognized using the graded vesting method. During the three months ended March 31, 2009 and 2008, the Company granted 1,030,466 and 383,558 restricted stock units at a weighted average fair value of $13.40 and $23.59 per share, respectively.

Non-employee directors currently receive annual awards of restricted stock. The restricted stock vests quarterly over one year from the date of grant. The fair value of these awards is the fair market value of the Company’s common stock on the date of grant. Stock-based compensation expense for these awards is generally amortized over six months from the date of grant due to voluntary termination provisions contained in the underlying agreements.

Employee Stock Purchase Plan

During the three months ended March 31, 2009 and 2008, 513,946 and 291,070 shares were purchased at average per share prices of $11.94 and $21.46, respectively. At March 31, 2009, there were 3,128,023 shares available to be issued under the employee stock purchase plan. The stock-based compensation cost recognized in connection with the employee stock purchase plan was $1.0 million in both the three months ended March 31, 2009 and 2008.

Share Repurchase Program

In May 2008, the Company’s Board of Directors approved a new share repurchase plan under which the Company at its discretion may purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“2008 Share Repurchase Plan”).

During the three months ended March 31, 2009, the Company purchased 0.4 million shares of common stock in the open market for cash of $5.4 million. During the three months ended March 31, 2008, the Company purchased 2.5 million shares of common stock in the open market for cash of $60.0 million. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. As of March 31, 2009, the Company was authorized to purchase up to an additional $214.6 million of shares in the open market under the 2008 share repurchase plan.

11. COMPUTATION OF NET INCOME PER SHARE

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

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands except per share amounts):

	Three Months Ended
	March 31, 2009	March 31, 2008
Numerator—basic and diluted net income per share:
Net income	$8,025	$14,206

Denominator—basic and diluted net income per share:
Weighted average shares used to compute basic net income per share	83,625	88,526
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	56	1,367
Restricted stock awards, restricted stock units and performance shares	569	354

Total shares used in calculation of diluted net income per share	84,250	90,247

Basic net income per share	$0.10	$0.16

Diluted net income per share	$0.10	$0.16

Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three months ended March 31, 2009 and 2008, approximately 9.1 and 5.4 million shares, respectively, relating to potentially dilutive securities, primarily from stock options were excluded from the denominator in the computation of diluted net income per share because their inclusion would be anti-dilutive.

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

Financial information for each reportable segment is as follows as of and for the three months ended March 31, 2009 and 2008 (in thousands):

	Video Solutions	Voice Communications Solutions	Services	Total
For the three months ended March 31, 2009:
Revenue	$121,857	$61,437	$42,116	$225,410
Contribution margin	56,522	23,408	19,507	99,437
As of March 31, 2009: Inventories	39,731	31,261	16,125	87,117
For the three months ended March 31, 2008:
Revenue	$131,303	$91,148	$36,469	$258,920
Contribution margin	61,885	38,686	16,071	116,642
As of March 31, 2008: Inventories	46,063	37,130	13,579	96,772

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
Segment contribution margin	$99,437	$116,642
Corporate and unallocated costs	(70,384)	(76,048)
Stock compensation expense	(6,949)	(10,128)
Effect of stock-based compensation cost on warranty expense	(112)	(195)
Acquisition related-costs	—	(159)
Amortization of purchased intangibles	(4,797)	(5,308)
Restructuring costs	(6,417)	(3,615)
Litigation reserves and payments	—	(6,238)
Interest income, net	515	3,186
Other expense, net	(796)	1,060

Total income before provision for income taxes	$10,497	$19,197

13. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
Net income	$8,025	$14,206
Change in unrealized gain (loss) on investments	(1,741)	(148)
Change in cumulative translation adjustment	(2,799)	4,700
Change in unrealized gain (loss) on hedging securities	(1,613)	(2,215)

Comprehensive income	$1,872	$16,543

14. INCOME TAXES

The Company’s overall effective tax rate for the three months ended March 31, 2009 and 2008 was 23.6% and 26.0%, respectively, which resulted in a provision for income taxes of $2.5 million and $5.0 million, respectively. The decrease in the effective tax rate was primarily related to a relative increase in foreign earnings in 2009 which are subject to lower tax rates, combined with the benefit of the federal research and development tax credit which is reflected in the tax rate in the first quarter of 2009, but not included in the 2008 tax rate until December 2008 as the credit was reinstated in October 2008 and retroactively extended from January 1, 2008. Offsetting the benefits of lower foreign tax rates and the research and development tax credit in 2009 were additional taxes accrued related to state tax legislation passed in the quarter and additional FIN 48 interest related to US tax reserves.

In accordance with FIN 48, in the quarters ended March 31, 2009 and March 31, 2008, the Company released $0.9 million and $0.7 million, respectively, in tax reserves due to the lapse of the statutes of limitation in certain jurisdictions. As of March 31, 2009, the Company has $54.8 million of unrecognized tax benefits compared to $58.2 million at March 31, 2008. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2009 and 2008, the Company had approximately $4.1 million and $3.2 million, respectively, of accrued interest and penalties related to uncertain tax positions.

15. LITIGATION SETTLEMENT AGREEMENT

In February 2008, the Company, TANDBERG asa (“Tandberg”), Codian Ltd. (“Codian”) and certain of their respective affiliates entered into a settlement agreement to dismiss all litigation between the parties. Under the terms of the agreement, the Company received a lump-sum payment of $14.0 million, and will receive future patent royalties on the Codian MCU 4200 product shipped in the United States. The parties have also exchanged broad cross-licenses covering their respective business lines. The $14.0 million is being amortized to revenue over the license period of 10 years. The balance of $12.5 million at March 31, 2009 is included in “Deferred revenue” in our Condensed Consolidated Balance Sheets.

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

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS, OPERATING COSTS AND EXPENSES AND OUR CHANNEL INVENTORY LEVELS, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “RISK FACTORS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008.

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

Revenues for the three months ended March 31, 2009, were $225.4 million as compared to $258.9 million for the three months ended March 31, 2008. The decrease in revenues primarily reflects a significant decrease in the sales volumes of our voice communications products and, to a lesser extent, a decrease in sales of our video solutions products, partially offset by increases in service revenues. We experienced sequential and year-over-year declines in revenue in our business worldwide during the first quarter of 2009. We believe that the decrease in revenues is primarily due to the global economic climate, which has resulted in longer sales cycles and delays in new equipment purchases, particularly in our Voice Communications Solutions segment. Further, this decrease was compounded by the fact that many companies establish their capital budgets during the first quarter of the year, which resulted in delays in purchasing decisions for all of our products.

We believe our Voice Communications Solutions products are more susceptible to general economic conditions than our other products, which has lead to longer sales cycles for our voice products, and we have experienced sequential declines in voice product revenues over the last three quarters and year-over-year declines in the last two quarters. In particular, while we believe that our video product lines may be better able to sustain the impact of current economic conditions and recessionary and other factors, our voice products do not provide the same return on investment profile that we believe our video products provide to customers who are curtailing travel and other related expenditures in a down economy, making our voice products more susceptible to the current economic downturn. Further, although we believe our Video Solutions products offer a rapid return on investment, tightened corporate budgets and capital expenditures in this economic environment did adversely impact Video Solution revenues in the first quarter and will likely continue to negatively impact our Video Solutions product revenues.

During the three months ended March 31, 2009, we generated approximately $26.8 million in cash flow from operating activities, which after the impact of investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $10.6 million net decrease in our total cash and cash equivalents.

Our Video Solutions, Voice Communications Solutions and Services segments accounted for 54%, 27% and 19%, respectively, of our revenues during the three months ended March 31, 2009, compared with 51%, 35% and 14%, respectively, of our revenues in the three months ended March 31, 2008. See Note 12 of Notes to Condensed Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin and segment inventory.

The discussion of results of operations at the consolidated level is followed by a discussion of results of operations by segment for the three months ended March 31, 2009 and 2008.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended
	March 31, 2009	March 31, 2008
Revenues:
Product revenues	81%	86%
Service revenues	19%	14%

Total revenues	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	43%	41%
Cost of service revenues as a % of service revenues	49%	50%

Total cost of revenues	44%	42%

Gross profit	56%	58%

Operating expenses:
Sales and marketing	29%	29%
Research and development	13%	13%
General and administrative	6%	6%
Acquisition-related integration costs	0%	0%
Amortization of purchased intangibles	1%	1%
Restructuring costs	3%	1%
Litigation reserves and payments	0%	2%

Total operating expenses	52%	52%

Operating income	5%	6%
Interest income, net	0%	1%
Other expense, net	0%	0%

Income before provision for income taxes	5%	7%
Provision for income taxes	1%	2%

Net income	4%	5%

Revenues

	Three Months Ended
$ in thousands	March 31, 2009	March 31, 2008	Increase (Decrease)
Video Solutions	$121,857	$131,303	(7)%
Voice Communications Solutions	$61,437	$91,148	(33)%
Services	$42,116	$36,469	15%

Total Revenues	$225,410	$258,920	(13)%

Total revenues for the three months ended March 31, 2009 were $225.4 million, a decrease of $33.5 million, or 13%, over the same period of 2008. The decrease in revenues primarily reflects a significant decrease in sales volumes of our voice communications products, and to a lesser extent, decreases in sales of our video solutions products, partially offset by an increase in service revenues.

Video Solutions segment revenues include revenues from sales of our video communications and infrastructure product lines. Revenue from video communications products decreased to $101.5 million for the three months ended March 31, 2009 from $113.8 million in the year ago period, an 11% decrease, primarily due to a decrease in sales volumes of our group video products, which consisted primarily of our HDX and VSX® product families. Revenues from our infrastructure products for the three months ended March 31, 2009 were $20.3 million, up 16% from revenues of $17.5 million in the comparable 2008 period, due to increases in our voice infrastructure and software revenues, partially offset by a decrease in video infrastructure revenues.

Voice Communications Solutions product revenues decreased primarily due to lower sales volumes of voice communications products, including our circuit-switched, installed voice, Voice-over-IP and wireless product lines. Revenues from our Voice Communications Solutions have declined sequentially since the third quarter of 2008 and year-over-year in both the fourth quarter of 2008 and first quarter of 2009. We believe these declines are primarily a result of the global economic climate and that this business will improve as the economy improves.

Services revenues increased primarily due to increases in video-related services, partially offset by a decrease in voice-related services. Infrastructure-related services were essentially flat year-over-year.

International sales, or revenues outside of the U.S. and Canada, accounted for 47% of total revenues for each of the three month periods ended March 31, 2009 and 2008, respectively. On a regional basis, North America, Europe, Asia Pacific and Latin America accounted for 53%, 25%, 19% and 3%, respectively, of our total revenues for the three months ended March 31, 2009. North America, Europe, Asia Pacific and Latin America revenues decreased 13%, 17%, 6% and 20%, respectively, in the three months ended March 31, 2009 over the comparable 2008 period. Revenues in North America, Europe, Asia Pacific and Latin America decreased in the three months ended March 31, 2009 over the comparable 2008 period and sequentially from the fourth quarter of 2008 primarily as a result of the global economic climate. During the three months ended March 31, 2009, our European revenues included a $6.1 million benefit related to our hedging activities compared to a $0.4 million decrement to revenue during the three months ended March 31, 2008. In both the first quarter of 2009 and 2008, revenues from sales denominated in Euros and British Pounds comprised less than 20% of our total worldwide revenues. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. Based upon our outstanding hedge contracts, we anticipate that the hedging benefit to our revenues will likely decrease throughout the remainder of 2009, depending on the future exchange rates of the U.S. dollar versus the Euro and the British Pound, which would also have a negative impact on our gross margins. See Note 9 of Notes to Condensed Consolidated Financial Statements for further information on our hedging activities.

During the three months ended March 31, 2009 and 2008, no one customer accounted for more than 10% of our total net revenues or of our Voice Communications Solutions or Services segment revenues. One channel partner accounted for 11% of our Video Solutions segment revenues during the three months ended March 31, 2009 and 2008. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period. We also sell our voice infrastructure products directly to end-users and the revenues in the Video Solutions segment from end-users are subject to more variability than our revenues from our reseller customers.

We typically ship products within a short time after we receive an order and, therefore, backlog has not historically been a good indicator of future revenues. As of March 31, 2009, we had $42.9 million of order backlog as compared to $60.5 million at December 31, 2008 and $58.7 million at March 31, 2008. We include in backlog open product orders which we expect to ship or service orders which we expect to bill in the following quarter. Once billed, unrecorded service revenue is included in deferred revenue. We believe that the current level of backlog will continue to fluctuate primarily as a result of the level and timing of orders received and customer delivery dates requested outside of the quarter. The level of backlog at any given time is also dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based in part on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which in turn could negatively affect orders from our channel partners in any given quarter. As a result, although we plan to grow our backlog, our backlog could decline from its current levels.

Cost of Revenues and Gross Margins

	Three Months Ended
$ in thousands	March 31, 2009	March 31, 2008	Increase (Decrease)
Product Cost of Revenues	$78,007	$90,187	(14)%
% of Product Revenues	43%	41%	2 pts
Product Gross Margins	57%	59%	(2)pts
Service Cost of Revenues	$20,469	$18,254	12%
% of Service Revenues	49%	50%	(1)pt
Service Gross Margins	51%	50%	1 pt
Total Cost of Revenues	$98,476	$108,441	(9)%
% of Total Revenues	44%	42%	2 pts
Total Gross Margins	56%	58%	(2)pts

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization and impairment of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included a $0.5 million and $0.8 million charge for stock-based compensation in the three months ended March 31, 2009 and 2008, respectively. Generally, Video Solutions segment products have a higher gross margin than products in our Voice Communications Solutions segment.

Overall, product gross margins decreased by 2 percentage points in the three months ended March 31, 2009 as compared to the comparable period in 2008 due to decreases in gross margins in both our Video Solutions and Voice Communications Solutions segments. The decrease in the Video Solutions segment gross margins was primarily due to a shift in product mix toward lower margin products, such as our HDX and telepresence products, and lower sales volumes of our video communications products. The decrease in the Voice Communications Solutions segment gross margins was due primarily to lower sales volumes, particularly in our wireless and circuit-switched product lines, and a shift in mix toward lower margin products, such as our Voice-over-IP handsets.

During the three months ended March 31, 2009, our finished goods inventory levels decreased from the December 31, 2008 levels primarily due to a lower planned build as a result of lower revenues. As a result of the reduction in finished goods inventory, gross margins were negatively impacted during the three months ended March 31, 2009, due to decreased absorption of manufacturing overhead costs. We expect product gross margins to remain flat in the near term from the first quarter of 2009 levels, but margins could be higher or lower depending on mix variations and other factors.

Forecasting future product gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Uncertainties surrounding revenue levels, including future potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances, competition, changes in technology, changes in product mix, variability of stock-based compensation costs, and the potential of resulting royalties to third parties, manufacturing efficiencies of subcontractors, manufacturing and purchased price variances, warranty and recall costs and timing of sales over the next few quarters can cause our cost of revenues percentage to vary significantly. In addition, we may experience higher prices on components that are included in our products.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our consolidated product gross margins.

Cost of service revenues and service gross margins included a $0.8 million and $1.1 million charge for stock-based compensation in the three months ended March 31, 2009 and 2008, respectively.

Overall, service gross margins increased in the three months ended March 31, 2009 over the comparable period in 2008 as a result of revenues increasing at a faster pace than related service costs, as well as a shift in mix of services revenues toward higher margin video maintenance revenues. In addition, the increase in our Services segment revenues as a percentage of total revenues contributed to the overall decrease in gross margins as service gross margins are lower than our product gross margins.

Forecasting future service gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Uncertainties surrounding revenue levels, including future potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related attach rates for new service as well as maintenance renewal rates, the utilization of our professional services personnel as we develop our professional services practice and expand our offerings, our ability to achieve greater efficiencies in the installations of our RPX™ telepresence product, increasing costs for freight and repair costs, and the timing of sales over the next few quarters can cause our cost of services revenues percentage to vary from quarter to quarter. In order to control expenses in any given quarter, we have taken actions to reduce costs such as impose travel restrictions, postpone salary increases, request employees to use paid time off or implement other cost control measures. Such actions may not be able to be implemented timely or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Sales and Marketing Expenses

	Three Months Ended
$ in thousands	March 31, 2009	March 31, 2008	Decrease
Expenses	$66,233	$73,861	(10	) %
% of Total Revenues	29%	29%	—

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct marketing expenses, are not allocated to our segments.

The decrease in sales and marketing expenses in absolute dollars for the three months ended March 31, 2009, as compared to the comparable period in 2008, was due primarily to a decrease in compensation costs as a result of decreases in revenue, lower travel and entertainment expenses, as well as, decreased recruitment and training costs. Sales and marketing expenses included a $1.9 million and $3.2 million charge for stock-based compensation in the three month periods ended March 31, 2009 and 2008, respectively.

We expect our sales and marketing expenses to decrease in absolute dollars in the near term and they will likely increase in the future as revenues increase. We also expect to incur additional costs recruiting and hiring a new SVP, Worldwide Sales. Forecasting sales and marketing expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we market new products and also depending upon the timing of trade shows. Sales and marketing expenses may also fluctuate due to increased international expenses and the impact of changes in foreign currency exchange rates. In order to control operating expenses in any given quarter, we have taken actions to reduce costs such as delay or limit the scope of marketing programs and other projects, impose travel restrictions, postpone salary increases, request employees to use paid time off or implement other cost control measures. Such actions may not be able to be implemented timely or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Research and Development Expenses

	Three Months Ended
$ in thousands	March 31, 2009	March 31, 2008	Decrease
Expenses	$28,453	$34,934	(19)%
% of Revenues	13%	13%	—

Research and development expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs.

Research and development expenses decreased in absolute dollars for the three months ended March 31, 2009 as compared to the comparable period in 2008. The decrease in absolute dollars in the three months ended March 31, 2009 as compared to the comparable period in 2008 is due to decreases in headcount and program development expenses to control costs. Research and development expenses included a $1.9 million and $2.9 million charge for stock-based compensation in the three months ended March 31, 2009 and 2008, respectively.

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

We believe that technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. We expect that research and development expenses will decrease in absolute dollars in the near term, but will fluctuate depending on the timing and number of development activities in any given quarter. Research and development expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. In order to control operating expenses in any given quarter, we have taken actions to reduce costs such as delay or limit the scope of engineering projects, impose travel restrictions, postpone salary increases, request employees to use paid time off or implement other cost control measures. Such actions may not be able to be implemented timely or may not be successful in completely offsetting the impact of lower than anticipated revenues.

General and Administrative Expenses

	Three Months Ended
$ in thousands	March 31, 2009	March 31, 2008	Decrease
Expenses	$13,589	$14,894	(9)%
% of Revenues	6%	6%	—

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, patent litigation costs, and bad debt expense. General and administrative expenses are not allocated to our segments.

General and administrative expenses decreased in absolute dollars for the three months ended March 31, 2009 as compared to the comparable period in 2008. The decrease in spending in general and administrative in the three months ended March 31, 2009 over the comparable period in the prior year was primarily due to decreased compensation charges, as well as lower project-related outside services costs. General and administrative expenses included a $1.9 million and $2.2 million charge for stock-based compensation in the three months ended March 31, 2009 and 2008, respectively.

Significant future charges due to costs associated with litigation, or uncollectibility of our receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded. Additionally, predicting the timing of litigation and bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors. We believe that our general and administrative expenses may decrease in absolute dollar amounts in the near term, but could fluctuate as we make investments in enhancements to our financial and operating systems and other costs related to supporting a larger company, increased costs associated with regulatory requirements, and our continued investments in international regions. In order to control operating expenses in any given quarter, we have taken actions to reduce costs such as delay or limit the scope of administrative projects, impose travel restrictions, postpone salary increases, request employees to use paid time off or implement other cost control measures. Such actions may not be able to be implemented timely or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Acquisition-Related Integration Costs

We recorded a charge to operations of $0.2 million for the three month periods ended March 31, 2008 for acquisition-related integration costs. These charges primarily include outside financial advisory, accounting, legal and consulting fees, and other costs incurred directly related to integrating acquired companies. We did not record any such charges in the three months ended March 31, 2009. In addition, if we acquire additional businesses in the future, we may incur material acquisition expenses related to these transactions.

Amortization of Purchased Intangibles

In the three months ended March 31, 2009 and 2008, we recorded $1.5 million and $1.8 million, respectively, in amortization of purchased intangibles related to the Voyant, DSTMedia, Destiny and SpectraLink acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives which range from several months to eight years.

Restructuring

During the three months ended March 31, 2009 and 2008, we recorded $6.4 million and $3.6 million, respectively, related to restructuring actions that resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams.

During the first quarter of 2009, we eliminated certain positions throughout the company amounting to approximately six percent of its global workforce, with most of the reductions taking effect immediately. As a result of these actions, we recorded restructuring charges of $6.4 million and made cash expenditures totaling $3.5 million during the three months ended March 31, 2009, primarily related to severance and other employee termination benefits. The majority of the remaining expenditures are expected to be incurred in the quarter ending June 30, 2009. During the first quarter of 2008, we eliminated certain positions primarily in engineering in our Video Solutions and Voice Communications Solutions segments and sales management totaling less than two percent of our global workforce. As a result of these actions, we recorded charges totaling $2.4 million for severance and other employee termination benefits during the three months ended March 31, 2008. The remaining charges were recorded in the second quarter of 2008.

See Note 5 of Notes to Condensed Consolidated Financial Statements for further information on restructuring costs.

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

Litigation Reserves and Payments

During the three months ended March 31, 2008, we recorded charges totaling $6.2 million as a result of trial preparation costs and the fee arrangement we had with our outside legal counsel in our litigation against Codian Ltd, pursuant to which we owed additional legal fees based upon the favorable outcome that was achieved in the first quarter of 2008. There were no such expenses in the three months ended March 31, 2009. See Note 15 of Notes to Condensed Consolidated Financial Statements for further information.

Interest Income, Net

Interest income, net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts. Interest income, net of interest expense, was $0.5 million and $3.2 million for the three months ended March 31, 2009 and 2008, respectively.

Interest income decreased for the three months ended March 31, 2009 over the comparable period in the prior year primarily due to lower average investment returns in the first quarter of 2009. Average interest rate returns on our cash and investments were 1.1% in the first quarter of 2009 compared to 3.9% for the first quarter of 2008.

Interest income, net will decrease in 2009 compared to 2008 due primarily to lower investment returns due to the current interest rate environment. The cash balance could also decrease depending upon the amount of cash used in any future acquisitions, our stock repurchase activity and other factors, which would also impact our interest income.

Provision for Income Taxes

Our overall effective tax rate for the three months ended March 31, 2009 was 23.6%, which resulted in a provision for income taxes of $2.5 million. The overall effective tax rate for the three months ended March 31, 2008 was 26.0%, which resulted in a provision for income taxes of $5.0 million. The decrease in the effective tax rate was primarily related to a relative increase in foreign earnings in 2009 which are subject to lower tax rates, combined with the benefit of the federal research and development tax credit which is reflected in the tax rate in the first quarter of 2009, but not included in the 2008 tax rate until December 2008 as the credit was passed in October 2008 and retroactively extended from January 1, 2008. Offsetting the benefits of lower foreign tax rates and the research and development tax credit in 2009 were additional taxes accrued related to state tax legislation passed in the quarter and additional FIN 48 interest related to US tax reserves.

In accordance with FIN 48, in the quarters ended March 31, 2009, and March 31, 2008, we released $0.9 million and $0.7 million, respectively, in tax reserves due to the lapse of the statutes of limitation in certain jurisdictions. As of March 31, 2009, we have $54.8 million of unrecognized tax benefits compared to $58.2 million at March 31, 2008. We do not anticipate any material changes in uncertain tax positions in the next 12 months.

We recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2009 and 2008, we had approximately $4.1 million and $3.2 million, respectively, of accrued interest and penalties related to uncertain tax positions.

Segment Information

A description of our products and services, as well as selected financial data, for each segment can be found in Note 12 to Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three months ended March 31, 2009 and 2008.

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

Video Solutions

	Three Months Ended
$ in thousands	March 31, 2009	March 31, 2008	Decrease
Revenue	$121,857	$131,303	(7)%
Contribution margin	$56,522	$61,885	(9)%
Contribution margin as % of video solutions revenues	46%	47%	(1) pt

Revenues from our Video Solutions segment decreased by $9.4 million or 7% to $121.9 million in the three months ended March 31, 2009 as compared to the same period in 2008. Video Solutions segment revenues include revenues from sales of our video communications and infrastructure product lines.

Revenue from video communications products, which consisted primarily of our HDX and VSX product families, decreased to $101.5 million for the three months ended March 31, 2009 from $113.8 million in the year ago period, an 11% decrease, primarily due to a decrease in sales volumes as a result of the global economic climate. With the increasing adoption of high definition (HD), our HD products comprised an increasing percentage of the group video units sold and contributed to higher average selling prices in the first quarter of 2009 as compared to the year ago period. For the first quarter of 2009, over 60% of our video communication product revenues were derived from our high definition HDX products versus our standard definition VSX products. Revenues also increased as a result of increased revenues from sales of our RPX and TPX™ telepresence products. We believe the return on investment of video may make this segment of our business more resilient than our Voice Communication Solutions segment in the current economic environment; however, in the first quarter of 2009 we experienced, and may continue to experience, a negative impact on our Video Solutions product revenues due to tightened capital and operating budgets given the current economic environment.

Revenues from our infrastructure products for the three months ended March 31, 2009 were $20.3 million, up 16% from revenues of $17.5 million in the comparable 2008 period, due primarily to increases in our voice infrastructure and middleware revenues, partially offset by a decrease in video infrastructure revenues. Voice infrastructure product revenues were essentially zero in the year ago period. We anticipate that voice infrastructure product revenues will gradually decline, even to zero, in the future as adoption of our unified RMX product offering increases. Growth in our software revenues primarily reflects increased revenues from sales of our CMA™ Desktop software application products. Total unit sales of our video infrastructure products increased in the first quarter of 2009 as compared to the same period in 2008, and we continued to see a mix shift toward our newer RMX product lines away from our MGC products, with RMX units comprising the majority of video infrastructure units shipped during the first quarter of 2009. The increase in unit shipments was offset by decreases in average selling prices as a result of the mix of product configurations.

International revenues, which are defined as revenues outside of Canada and the U.S., accounted for 56% and 59% of our Video Solutions segment revenues for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2008 and 2009, one channel partner accounted for 11% of our total net revenues for our Video Solutions segment. We believe it is unlikely that the loss of any one channel partner would have a long term material adverse effect on consolidated revenues as we believe end-users would likely purchase our network systems products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The contribution margin as a percentage of Video Solutions segment revenues was 46% for the three months ended March 31, 2009 as compared to 47% in the comparable period in 2008. Contribution margins decreased primarily as a result of lower revenues during the first quarter of 2009. In addition, lower gross margins in the three months ended March 31, 2009 as compared to the same period in 2008 in our video communications and infrastructure product lines were partially offset by lower engineering expenses. The decrease in gross margins was primarily due to a shift in product mix toward lower margin products, such as our HDX and telepresence products, and lower sales volumes of our video communications products. Engineering expenses decreased in both absolute dollars and as a percentage of revenues. Direct marketing expenses remained relatively flat in absolute dollars and as a percent of revenues.

Direct marketing and engineering spending in the Video Solutions segment will fluctuate depending upon the timing of new product launches and marketing programs.

Voice Communications Solutions

	Three Months Ended
$ in thousands	March 31, 2009	March 31, 2008	Decrease
Revenue	$61,437	$91,148	(33)%
Contribution margin	$23,408	$38,686	(39)%
Contribution margin as % of voice communications revenues	38%	42%	(4) pts

Revenues from our Voice Communications Solutions segment for the three months ended March 31, 2009 decreased 33% over the comparable 2008 period to $61.4 million, due primarily to lower sales volumes of voice communications products, including our circuit-switched, installed voice, Voice-over-IP and wireless product lines. Our Voice Communications Solutions segment revenues are dependent on our partners’ rollouts of IP call management systems and system expansions, and in the current economic climate, product sales in this segment continued to slow in the first quarter of 2009. Revenues from our Voice Communications Solutions have declined sequentially since the third quarter of 2008 and year-over-year in both the fourth quarter of 2008 and first quarter of 2009. We believe these declines are primarily a result of the global economic climate and that this business will improve as the economy improves. Our voice communications products do not provide the same return on investment profile that we believe our video solutions products provide to customers who are curtailing travel and other related expenditures in a down economy, making our voice products more susceptible to the current economic downturn.

International revenues, which are defined as revenues outside of Canada and the U.S., accounted for 37% and 36% of our total Voice Communications Solutions segment revenues in the three months ended March 31, 2009 and 2008, respectively. In the three months ended March 31, 2009 and 2008, no one customer accounted for more than 10% of our Voice Communications Solutions segment revenues. We believe it is unlikely that the loss of any one channel partner would have a long term material adverse effect on consolidated revenues as we believe end-users would likely purchase our network systems products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The contribution margin as a percentage of Voice Communications Solutions segment revenues for the three months ended March 31, 2009 decreased to 38% as compared to 42% in the comparable 2008 period. The decrease in contribution margin was primarily due to lower gross margins during the first quarter of 2009, partially offset by decreased engineering and direct marketing expenses. Gross margins decreased primarily as a result of lower revenues, particularly in our wireless and circuit-switched product lines, and a shift in product mix toward lower margin products, such as our Voice-over-IP handsets. Engineering and direct marketing expenses decreased in absolute dollars but increased as a percentage of revenues due to the lower revenues in the first quarter of 2009 as compared to the first quarter of 2008.

Direct marketing and engineering spending in the Voice Communications Solutions segment will fluctuate depending upon the timing of new product launches and marketing programs.

Services

	Three Months Ended
$ in thousands	March 31, 2009	March 31, 2008	Increase
Revenue	$42,116	$36,469	15%
Contribution margin	$19,507	$16,071	21%
Contribution margin as % of services revenues	46%	44%	2 pts

Revenues from our Services segment for the three months ended March 31, 2009 increased 15% over the same period in 2008, due primarily to increases in video-related services, partially offset by a decrease in voice-related services. Infrastructure-related services were essentially flat year-over-year with growth in services for our video infrastructure products offsetting declines in services related to our voice infrastructure products. Revenues from our video-related services grew year-over-year in spite of the decline in video communications product revenues as a result of long-term maintenance contracts and maintenance renewals from our installed base.

International revenues, or revenues outside of Canada and the U.S., accounted for 37% and 32% of total Service revenues for the three months ended March 31, 2009 and 2008, respectively. No one customer accounted for more than 10% of our total revenues for our Services segment for the three months ended March 31, 2009 or 2008.

Overall, the increase in the Services segment contribution margin as a percentage of Services segment revenues for the three months ended March 31, 2009 as compared to the same period in 2008 is due primarily to increased gross margins and lower operating expenses as a percentage of revenues. Service gross margins increased for the three months ended March 31, 2009 as compared to the same period in 2008 as a result of revenue increasing at a faster pace than related service costs.

Liquidity and Capital Resources

As of March 31, 2009, our principal sources of liquidity included cash and cash equivalents of $155.1 million, short-term investments of $178.5 million and long-term investments of $5.1 million. Substantially all of our short-term and long-term investments are comprised of U.S. government securities, corporate debt securities and corporate preferred equity securities. See Note 8 of Notes to our Condensed Consolidated Financial Statements.

Our total cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries totaled $212.6 million as of March 31, 2009, and the remaining $126.1 million was held in the United States. If we would need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

We generated cash from operating activities totaling $26.8 million in the three months ended March 31, 2009, compared to $36.3 million in the comparable period of 2008. The decrease in cash provided from operating activities for the three months ended March 31, 2009 was due primarily to decreased net income and non-cash expenses, and decreases in accounts payable and other accrued liabilities. Offsetting these negative effects were a large decrease in accounts receivable and smaller decrease in inventories, deferred taxes, and prepaid expenses and other current assets.

The total net change in cash and cash equivalents for the three months ended March 31, 2009 was a decrease of $10.6 million. The primary uses of cash during this period were $27.4 million for purchases of investments, net of sales and maturities, $8.5 million for purchases of property and equipment and $7.8 million for purchases of our common stock. The primary sources of cash were $26.8 million from operating activities and $6.4 million associated with the exercise of stock options and purchases under the employee stock purchase plan. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses and other items (such as depreciation, amortization, the provision for doubtful accounts, inventory write-downs for excess and obsolescence, and non-cash stock based compensation), reductions in trade receivables, inventories and deferred taxes. Offsetting the positive effect of these items were net decreases in accounts payable and other accrued liabilities.

Our days sales outstanding, or DSO, metric was 45 days at March 31, 2009 compared to 49 days at March 31, 2008. We expect that DSO will remain in the 40 to 50 day range but could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables which typically have longer payment terms and increases in receivables from service providers and government entities that have longer payment terms of 45 and 60 days, respectively, compared to 30 day terms for many other customers. Inventory turns were 4.5 turns at March 31, 2009. We believe inventory turns will fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a greater mix of ocean freight versus air freight to reduce freight costs.

We enter into foreign currency forward-exchange contracts, which typically mature in one month, to hedge our exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record on the balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on contracts are recorded as other income (expense), offsetting transaction gains and losses on the related assets and liabilities. Additionally, our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets, which may have been subject to greater fluctuations and less predictability due to the current credit crisis.

Additionally, we also have a hedging program that uses forward-exchange contracts to hedge a portion of anticipated revenues and operating expenses denominated in the Euro and British Pound as well as operating expenses denominated in Israeli Shekels. At each reporting period, we record the fair value of our unrealized forward contracts on the balance sheet with related unrealized gains and losses as a component of cumulative other comprehensive income, a separate element of stockholders’ equity. Realized gains and losses associated with the effective portion of the forward-exchange contracts are recorded within revenue or operating expense, depending upon the underlying exposure being hedged. Any ineffective portion of a hedging instrument would be recorded as other income (expense). The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. Based upon our outstanding hedge contracts, we anticipate that the hedging benefit to our revenues will likely decrease throughout the remainder of 2009, depending on the future exchange rates of the U.S. dollar versus the Euro and British Pound, which would also have a negative impact on our gross margins.

From time to time, the Board of Directors has approved plans to purchase shares of our common stock in the open market. During the three months ended March 31, 2009, we purchased approximately 0.4 million shares of our common stock in the open market for cash of $5.4 million. We continue to closely monitor our repurchase program, in light of the current economic environment, and in fact, we substantially reduced our share repurchase activity in the first quarter of 2009 as a result of the global economic conditions. As of March 31, 2009, we were authorized to purchase up to an additional $214.6 million under the 2008 share repurchase plan. See Note 10 of Notes to our Condensed Consolidated Financial Statements for a discussion of the accounting for our common stock repurchases and the resultant accumulated deficit included in stockholder’s equity in our condensed consolidated balance sheet.

At March 31, 2009, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $98.4 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Consolidated Financial Statements once goods or services have been received or at such time when we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit totaling approximately $1.1 million to secure the leases on some of our offices.

The table set forth below shows, as of March 31, 2009, the future minimum lease payments due under our current lease obligations. Total estimated sublease income in 2009 is less than $0.1 million and is netted in the 2009 amounts. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of March 31, 2009 are as follows (in thousands):

	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long - Term Liabilities	Purchase Commitments
Year ending December 31,
Remainder of 2009	$10,503	$2,430	$—	$95,853
2010	14,812	3,162	2,107	1,604
2011	13,542	2,811	1,676	910
2012	9,892	1,928	950	—
2013	5,187	1,038	647	—
Thereafter	12,190	2,499	6,207	—

Total payments	$66,126	$13,868	$11,587	$98,367

As discussed in Note 14 of the Notes to Condensed Consolidated Financial Statements, at March 31, 2009, we have unrecognized tax benefits including related interest, totaling $54.8 million, none of which is expected to be due within the next 12 months. Payments we make for income taxes may increase during 2009 as our available net operating losses are depleted.

We believe that our available cash, cash equivalents and investments will be sufficient to meet our operating expenses and capital requirements for the next 12 months and beyond based on our current business plans. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity financing, debt financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. With the exception of those discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009, that we believe are of significance or potential significance to us.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and FSP 124-2”), and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107 and APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating these Staff Positions.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We generally invest excess cash in marketable debt instruments of the U.S. government and its agencies and high-quality corporate debt securities, and by policy, limit the amount of credit exposure to any one issuer. We also invest in corporate preferred equity securities as part of a dividend capture program. These investments in the dividend capture program are typically hedged for interest rate fluctuations, which may not be effective; however these hedges are generally not significant.

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

A sensitivity analysis was performed on our investment portfolio as of March 31, 2009. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. In prior years the analysis had been performed for the time periods of 6 months and 12 months. In the current year we have modified the analysis to model the effect of an immediate parallel shift in the yield curve. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at March 31, 2009 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS:

-150 BPS	-100 BPS	-50 BPS	Fair Value 3/31/2009	+50 BPS	+100 BPS	+150 BPS
$184,238	$184,039	$183,841	$183,642	$183,444	$183,245	$183,047

Foreign Currency Exchange Rate Risk

While the majority of our sales are denominated in United States dollars, we also sell our products and services in certain European regions in Euros and in British Pounds, which has increased our foreign currency exchange rate fluctuation risk.

While we do not hedge for speculative purposes, as a result of our exposure to foreign currency exchange rate fluctuations, we purchase forward exchange contracts to hedge our foreign currency exposure to the Euro, British Pound and Israeli Shekel relative to the United States Dollar. We mitigate bank counterparty risk related to our foreign currency hedging program through our policy that requires the Company to purchase hedge contracts from banks that are among the world’s largest 100 banks, as ranked by total assets in U.S. dollars.

As of March 31, 2009, we had outstanding forward exchange contracts to sell 6.8 million Euros at 1.28, sell 1.7 million British Pounds at 1.35, and buy 2.2 million Israeli Shekels at 3.44. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. At March 31, 2009, we also had outstanding forward exchange contracts to sell 7.8 million Euros at 1.55, sell 1.4 million British Pounds at 1.93, and buy 15.2 million Israeli Shekels at 3.59 that had maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekels. As of March 31, 2009, we had outstanding foreign exchange contracts to sell 12.6 million Euros at 1.30 and 0.1 million British Pounds at 1.84 and to buy 11.4 million Israeli Shekels at 4.06. These forward exchange contracts, carried at fair value, typically have maturities of less than 360 days. At March 31, 2009, we also had outstanding foreign exchange contracts to sell 24.8 million Euros at 1.42 and 1.9 million British Pounds at 1.89 and buy 41.0 million Israeli Shekels at 3.61. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days. As a result of our cash flow hedging program, in the first and second quarters of 2008, we reduced operating income by $0.2 million and $0.3 million, respectively, as compared to increasing operating income in the third and fourth quarters of 2008 and the first quarter of 2009 by $0.4 million, $2.9 million and $2.3 million, respectively.

Based on our overall currency rate exposure as of March 31, 2009, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have a positive or negative impact of approximately $15.1 million on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART OF YOUR INVESTMENT. IN ASSESSING THESE RISKS, YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN OUR ANNUAL REPORT ON FORM 10-K, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

Global economic conditions are likely to materially adversely affect our revenues and harm our business.

Economic conditions worldwide have contributed from time to time to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to these adverse changes in general economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods, including most recently in the first quarter of 2009, and have created significant and increasing uncertainty for the future and have caused us to be cautious about our future outlook. The current global recession, the continuing credit crisis that has affected worldwide financial markets, the extraordinary volatility in the stock markets, other current negative macroeconomic and global recessionary factors, and uncertainty or further weakening in key vertical or geographic markets, are expected to continue to negatively impact technology spending for our products and services and may materially adversely affect our business, operating results and financial condition.

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

We believe our voice communications solutions products are more susceptible to general economic conditions than our other products, which has lead to longer sales cycles for our voice products and slower year-over-year growth of revenues from the voice product line. In particular, while we believe that our video product lines may be better able to sustain the impact of current economic conditions and recessionary and other factors, our voice products do not provide the same return on investment profile that we believe our video products provide to customers who are curtailing travel and other related expenditures in a down economy, making our voice products more susceptible to the current economic downturn. Further, although we believe our video solutions products offer a rapid return on investment, tightened corporate budgets and capital expenditures in this economic environment will likely continue to negatively impact our video solutions product revenues, as was the case in the first quarter of 2009.

Economic pressures have also caused us to carefully control our expenses through programs such as headcount reductions, reduced discretionary spending, deferral of nonessential projects, suspension of annual salary merit increases, and encouraged paid time-off programs. Although we believe such measures to be prudent given the current economic outlook, certain of these initiatives may cause us to under spend in areas later determined to be essential to the future growth of the business, negatively impact short- and long-term research and development and go-to-market productivity, or negatively impact employee morale and retention and may, as a result, adversely impact our future ability to effectively compete once economic conditions improve. Further, the tightening of our budgets and the cost control measures being taken by us in this period of economic downturn have caused us to defer infrastructure improvement projects, such as software upgrades, which may handicap the growth of our business in future periods.

Our quarterly operating results may fluctuate significantly and are not necessarily a good indicator of future performance.

Our quarterly operating results have fluctuated in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control or can be difficult to predict. These factors include, but are not limited to:

•

the impact of the current recession, including the restricted credit environment impacting the credit of our partners and end user customers, and the spread of these conditions and recessionary factors to other countries, which has, and we expect will continue to, more heavily impact our global financial performance in future quarters;

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

•	the ability to appropriately and competitively price our products;

•	product performance;

•	the ability to introduce new products;

•	the ability to reduce production costs;

•	the ability to provide value-added features and functionality;

•	the ability to successfully integrate our products with, and operate our products on, existing customer platforms;

•	the ability to sell new products in a direct-touch sales model;

•	market presence and brand recognition; and

•	the ability to extend credit to our partners.

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

We face significant competition in the video solutions industry. For our video conferencing end points, our major competitors include Tandberg, Cisco Systems, Hewlett-Packard and a number of other companies including Aethra, Huawei, LifeSize and Sony, as well as various smaller or new industry entrants. We face competition for sales of our RPX and TPX telepresence solutions and related services from Cisco Systems, Hewlett-Packard, Tandberg, Teleris and others. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, which may result in our having to increase our spending on marketing, and we may not be able to effectively compete against these companies due to their size. In addition, with the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video conferencing products, including companies with greater financial and other resources, greater brand recognition or greater access to top-level executives than we have, or may partner with companies which have more substantial resources and production, sales, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products and to bring their products to market or respond to changing technologies more rapidly than we can, or that may be more adept in responding to rapidly changing market conditions or changing technologies than we are. These factors could negatively impact our video revenues as customers assess such new technologies or wait to make purchases until sales prices for such next generation products fall. Conversely, new product adoption may grow at such rates that we are unable to keep up with increasing demand due to our size, resources, need to establish new partnerships, or other factors. Also, strategic partnerships are regularly being formed and announced by our competitors, which may increase competition and result in increased downward pressure on our product prices. Direct competition for telepresence product sales against larger competitors like Cisco Systems and Hewlett-Packard, may also result in increased downward pressure on our product prices, as well as cause us to invest more in sales and marketing in order to compete effectively.

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

Our video solutions infrastructure products experience significant direct competition from Tandberg, which acquired Codian in August 2007, RADVISION, Cisco Systems, which resells RADVISION’s products, Huawei, and various smaller or new industry entrants. Tandberg’s acquisition of Codian has strengthened their infrastructure product offerings and continues to result in increased competition from Tandberg against our total video solutions offering, and has negatively impacted our video solutions revenues, as well as our market position with respect to video conferencing and infrastructure offerings. Our video solutions infrastructure product revenues declined sequentially from the fourth quarter of 2004 through the second quarter of 2006 as well as in the first and second quarters of 2007 and the first and second quarters of 2008 as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures. Although we launched our next generation video network system platform (RMX 2000®) in 2007 and intend to launch new infrastructure product offerings, including enhancements to existing products, in the future, such as our RMX 2000® V4.0 introduced in February 2009, these new product offerings may be delayed or may not have as much of a positive impact on our video solutions revenues as we anticipate. As a result, we may continue to lose market share with respect to our video solutions infrastructure products, as we have experienced in previous quarters.

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

The markets for video solutions and voice communications solutions products are characterized by rapidly changing technology, such as the recent demand for high definition video technology and lower cost video infrastructure products, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, proper positioning of new products in relation to our total product portfolio and their relative pricing, our ability to price our products competitively while maintaining favorable product margins, differentiation of new products from those of our competitors, and market acceptance of these products. Other factors that may affect our success include, properly addressing the complexities associated with compatibility issues, channel partner and sales force training, technical and sales support, and field support.

Further, as our product portfolio expanded and as we entered into product lines that require a more direct-touch sales model and that require more complex negotiations, such as our RPX and TPX product lines, we made key strategic investments in additional sales and marketing personnel in 2008. It has taken time for us to hire additional key sales and marketing talent in such numbers that we believe are required to compete effectively both domestically and internationally and then further time for such new personnel to receive training and to become familiar with our product lines and services. Ultimately, it is possible that our increased investments in this area may not yield the financial results that we hope to achieve from such investments as quickly as anticipated, or at all. In addition, in our high end video solutions, such as telepresence, that typically require direct high touch sales involvement with potential customers, we compete directly with large, multi-national corporations, such as Cisco Systems and Hewlett-Packard, who have substantially greater financial, technical and executive resources than we do, as well as greater name recognition and market presence with many potential customers.

We continually need to educate and train our channel partners to avoid any confusion as to the desirability of the new product offering compared to our existing product offerings. During the last few years, we launched several new product offerings, and there is a risk that these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any product until they determine if these products are more desirable products than our other products. We introduced our RMX 2000 and RMX 1000 conferencing platforms, which provide the next generation of conferencing infrastructure and had a negative impact on the sales of our MGC™ media servers and the HDX 4000™, our high definition executive desktop product, which could have a negative impact on sales of our existing executive desktop product. We believe that the anticipation of the announcement of our HDX 8000™ video conferencing product, our high definition video conferencing product for small- to medium-sized conference rooms, temporarily delayed sales of our HDX 9000™ video conferencing product, our high definition video conferencing product intended for larger conference room settings, in the third quarter of 2007. Such delays in purchases could adversely affect our revenues, gross margins and operating results in the period of the delay. In addition, the introduction of new products such as the HDX 7000™ video conferencing product for smaller conference rooms and the HDX 8000 video conferencing product may have an unintended negative effect on sales of and corresponding revenues associated with other video conferencing products such as our VSX and other HDX offerings. We and our channel partners must also effectively educate our potential end-user customers about the benefits of video conferencing and the products that we offer and the features available over those of our competitors.

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

We produce highly complex communications equipment, which includes both hardware and software and incorporates new technologies and component parts from different suppliers. Resolving product defect and technology issues could cause delays in new product introduction. Further, some defects may not be detected or cured prior to a new product launch, or may be detected after a product has already been launched and may be incurable or result in a product recall. From time to time, we have encountered defects with the lithium ion batteries in our wireless products. The occurrence of any of these events has resulted and could in the future result in the failure of a partial or entire product line or a temporary or permanent withdrawal of a product from the market. We may also have to invest significant capital and other resources to correct these problems, including product reengineering expenses and inventory, warranty and replacement costs. These problems might also result in claims against us by our customers or others.

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

Our SpectraLink 8000 (formerly “NetLink”) wireless telephones that we acquired as part of the SpectraLink acquisition are compatible with the IEEE 802.11 standard for use on 802.11 compliant wireless LAN networks. Consequently, demand for SpectraLink 8000 wireless telephones depends upon the acceptance of markets utilizing 802.11-compliant networks. This depends in part upon the initial adoption of the 802.11 standard in international markets, as well as enhancements to that standard in the U.S. and foreign markets where the standard has already been adopted. The acceptance of 802.11 compliant networks may move more slowly, if at all, if competing wireless networks are established and utilized. Additionally, the deployment of wireless voice and data systems has been inhibited by security concerns including the potential of unauthorized access to data and communications transmitted over or accessible through a wireless system. Potential customers may choose not to purchase our wireless products until wireless systems are developed which provide for greater security. Our wireless products may not be compatible with secure wireless systems that may be developed in the future. If markets utilizing 802.11 compliant networks do not grow as we anticipate, our product growth in this area would be impeded and we would not be able to factor the related revenue into our growth in the future. If the 802.11 standard does not emerge as the dominant wireless standard in our markets, or multiple standards are adopted that require different technologies, we may need to spend time and resources to add functionality to meet the additional standards and many of our strategic initiatives and investments may be of no or limited value. To the extent that additional standards are adopted, our product differentiation could be minimized and our implementation may not be interoperable with the standard, necessitating additional product development to meet the standard which may cause product delays.

Conversely, if the market adoption of 802.11 standards is faster than anticipated, it may affect sales of DECT technology and SpectraLink 6000 (formerly “Link WTS”), proprietary technology that we also acquired through the SpectraLink acquisition. Sales of the SpectraLink 6000 product have not been increasing in recent years and could be negatively impacted in the future by the adoption of 802.11 and purchases of our SpectraLink 8000 products. DECT solutions could face the same competition and cause a downward trend in our wireless product sales growth and our overall gross margin in such product lines.

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

Foreign countries which adopt the 802.11 standard could provide future markets for our SpectraLink 8000 products. However, countries’ certification and approval processes for 802.11 compatible products such as SpectraLink 8000 are typically time consuming and potentially costly. If we have difficulty or experience delays in obtaining certification and approval by foreign countries for our SpectraLink 8000 wireless telephone product, then we and/or our distributor channels may not be able to gain access to the markets in these countries in a timely fashion, if at all, which would limit international growth of our SpectraLink 8000 product line.

Lower than expected market acceptance of our products, price competition and other price changes would negatively impact our business.

If the market does not accept our products, particularly our new product offerings which we are relying on for future revenues, our profitability would be harmed. Further, new products typically have lower gross margins for a period of time after their introduction. We have recently launched a number of new products and new products are becoming an increasing percentage of our revenues. For example, our HD video products, which generate higher gross profit dollars than our other non-HD video products due to higher average selling prices, may result in a lower overall gross margin percentage for an extended period of time after their introduction depending upon the mix of new products sold during the period. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment and video infrastructure products, which could cause us to reduce the prices for any of these products or discontinue one product with the intent of simplifying our product offering and enhancing sales of a similar product. For example, we believe that the sequential declines in video infrastructure product revenues that we experienced in the first and second quarters of 2007 and the first and second quarters of 2008 are due in part to lower average selling prices as a result of increased competitive pressures. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a similar product. In addition, we anticipate that our gross margins may become more difficult to predict due to these types of changes, the wide range of margins associated with each of our product lines, and shifts in the mix of products sold. Our video infrastructure products typically have higher gross margins than our other product lines. Therefore, our overall gross margins could decrease if we continue to experience decreases in our video infrastructure product sales. Further, if our video infrastructure sales suffer, there may be a correspondingly negative impact on our services business, which relies in part on video infrastructure sales for its success. Finally, if we do not fully anticipate, understand and fulfill the needs of end-user customers in the vertical markets that we serve, we may not be able to fully capitalize on product sales into those vertical markets and our revenues may, accordingly, fail to grow as anticipated or may be adversely impacted.

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

We have acquired several businesses, which together resulted in goodwill valued at approximately $492.8 million and other purchased intangible assets valued at approximately $60.0 million as of March 31, 2009. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred and may occur in the future as a result of global economic factors make such an impairment more likely to result. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values, as we did in the fourth quarters of 2007 and 2006, when we wrote down certain intangible assets associated with our acquisition of Voyant in the amount of $3.6 million and $1.4 million, respectively. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. To date, due to these and other factors, we have recorded cumulative charges against earnings totaling $21.5 million associated with the impairment of such investments, including $7.4 million in the second quarter of 2007. As of March 31, 2009, our investments in private companies are valued at $2.2 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

We have spent and will continue to spend significant resources identifying and acquiring businesses. The efficient and effective integration of our acquired businesses into our organization is critical to our growth. Any of our acquisitions involve numerous risks including difficulties in integrating the operations, technologies and products of the acquired companies, the diversion of our management’s attention from other business concerns, particularly when dealing with the integration of large and complex organizations such as SpectraLink, and the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of these and any future acquisitions or to successfully integrate the operations of the companies we acquire could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additional costs associated with acquisitions or any future acquisitions we may make.

Our failure to successfully implement restructuring plans related to vacant and redundant facilities could adversely impact our business.

We have in the past, and may in the future, as part of acquiring a company or as part of restructuring actions taken to streamline the business, identify redundant facilities. If we identify redundant facilities, we would develop a plan to exit as part of the integration of the businesses or as part of the implementation of the restructuring plan. For example, as of March 31, 2009 we have a remaining liability in the amount of $1.5 million related to facilities we vacated in connection with our acquisition of SpectraLink. This reserve is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, including as a result of the global economic crisis, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

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

Our backlog has fluctuated significantly over our corporate history. While our product backlog has increased in recent years, we typically ship products shortly after receipt of an order. In addition, we believe that backlog levels will continue to fluctuate due to many factors such as the ability of our sales force to generate orders linearly throughout the quarter, our ability to forecast revenue mix and plan our manufacturing capacity, customer request dates, timing of product acceptance where contractually required and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could significantly negatively impact end-user orders, which could in turn negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline significantly in future quarters, as we saw in the first quarter of 2009, and we do not believe backlog is a good indicator of future operating results. Any degradation in linearity levels or any failure or delay in the closing of orders during the last part of a quarter would materially harm our operating results. Furthermore, we may be unable to ship products in the period we receive the order due to these or other factors, which could have an adverse impact on our operating results.

Our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, a significant portion of our product orders are received in the last month of a quarter, typically the last few weeks of that quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. Further, our products are typically categorized as capital equipment and, due to the current unfavorable economic and credit environment, budgets for capital equipment purchases may be delayed, reduced or eliminated for 2009. This is causing increased uncertainty for the remainder of 2009. Accordingly, if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly, and any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

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

We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to dealers and end-users. If these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as a recurrence or continuation of global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our revenues would be negatively affected. For example, in the first quarter of 2009, we generally saw our channel partners decrease their inventory levels in response to lower sales to dealers and end-users, which negatively affected our revenues during the quarter. In addition, if channel partners decide to purchase more inventory due to product availability or other reasons, than is required to satisfy end-user demand or if end-user demand does not keep pace with the additional inventory purchases, channel inventory could grow in any particular quarter, which could adversely affect product revenues in the subsequent quarter. In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels, which would harm our business. Moreover, if we choose to eliminate or reduce special cost or stocking incentive programs, quarterly revenues may fail to meet our expectations or be lower than historical levels. In addition, we accrue for sales returns and other allowances as a reduction to revenues upon shipment based upon our contractual obligations and historical experience, and the underlying reserve requirements will fluctuate from quarter to quarter based upon the volume and mix of revenues to our channel partners.

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

International sales and expenses represent a significant portion of our revenues and operating expenses, and we anticipate that international sales will continue to increase and to account for a significant portion of our revenues for the foreseeable future and that international operating expenses will continue to increase. International sales and expenses are subject to certain inherent risks, including the following:

•	adverse economic conditions in international markets, including the current credit crisis and global recessionary factors;

•	potential foreign currency exchange rate fluctuations, including the recent volatility of the U.S. dollar, and the impact of our underlying hedging programs;

•	unexpected changes in regulatory requirements and tariffs;

•	difficulties in staffing and managing foreign operations;

•	difficulties in competing effectively for international sales against international competitors;

•	longer payment cycles;

•	problems in collecting accounts receivable;

•	potentially adverse tax consequences.

•	the near and long-term impact of the instability in the Middle East or other hostilities;

•	disruptions in business due to natural disasters, quarantines or other disruptions associated with infectious diseases or other events beyond our control; and

•	adverse economic impact of terrorist attacks and incidents and any military response to those attacks.

International revenues may fluctuate as a percentage of total revenues in the future as we introduce new products. These fluctuations are primarily the result of our practice of introducing new products in North America first and the additional time and costs required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, our business could be harmed. We cannot assure you that we will be able to maintain or increase international market demand for our products.

Although, to date, a substantial majority of our international sales have been denominated in U.S. currency, we expect that a growing number of sales will be denominated in non-U.S. currencies as more international customers request billing in their currency. We maintain local currency pricing in the European Union and the United Kingdom whereby we price and invoice our products and services in Euros and British Pounds. In addition, some of our competitors currently invoice in foreign currency, which could be a disadvantage to us in those markets where we do not. Further, with the recent credit crisis and volatility of the U.S. dollar against other currencies in the second half of 2008, our products have become more expensive for our partners whose purchases are denominated in U.S. dollars, which may further disadvantage us relative to our competitors or negatively impact our margins. Our international operating expenses are denominated in foreign currency. As a result of these factors, we expect our business will be significantly more vulnerable to currency fluctuations, which could adversely impact our results of operations. These currency fluctuations would be recorded in Other Income (Expense) in our Consolidated Statements of Operations. We will continue to evaluate whether to, and are likely to decide to, expand the type of products we sell in selected foreign currencies in addition to the Euro and British Pound or may, for specific customer situations, choose to sell our products in foreign currencies, thereby further increasing our foreign exchange risk.

While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, we from time to time engage in currency hedging activities to mitigate currency fluctuation exposure. As a result, our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, Other Income (Expense) has become less predictable and more difficult to forecast. For example, in the first quarter of 2009, the Company incurred $0.4 million in hedging costs compared to earning $0.5 million in the first quarter of 2008, resulting in significant movements in our Other Income (Expense) year over year. Due to the denomination of our European product sales in Euros and of our United Kingdom product sales in British Pounds, we have increased our hedging activity. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. Based upon our outstanding hedge contracts, we anticipate that the benefit to our revenues will likely decrease throughout the remainder of 2009, depending on the future exchange rates of the U.S. dollar versus the Euro and the British Pound, which would also have a negative impact on our gross margins. For example, as a result of our cash flow hedging program, in the first and second quarters of 2008, we reduced operating income by $0.2 million and $0.3 million, respectively, as compared to increasing operating income in the third and fourth quarters of 2008 and the first quarter of 2009 by $0.4 million, $2.9 million and $2.3 million, respectively. In addition, significant adverse changes in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country, as discounts may be temporarily or permanently affected.

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

From time to time, we may also decide to replace certain key personnel or make changes in certain senior management positions, particularly as we continue to grow in terms of size and complexity, or make organizational changes such as we did in 2007, when we created the Video Solutions organization, through the combination of our Video and Network Systems divisions. In addition, in 2008 we reorganized our U.S. sales organization, resulting in changes in certain key sales management positions. Most recently, in the first quarter of 2009, we announced the departure of our SVP of Worldwide Sales, which creates distraction for our sales force and may materially impact our future revenues and profitability while we conduct a search for his replacement. We are actively searching for a replacement and anticipate that the transition will likely cause further distraction throughout the sales organization. Such transitions may be disruptive to the affected function and our business, possibly on a longer term basis than we expect, particularly as the reorganized team, many of whom have not worked together previously, learns to work together effectively, and could divert management’s attention from other ongoing business concerns, or as we continue to have changes in key sales personnel, which may result in continued disruptions to the business. Further, we may not experience the operating efficiencies in product planning, research, and development or sales productivity that the reorganization is intended to achieve.

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

In the case of the video network operations center (VNOC) services we provide to users of our telepresence products, we are dependent upon third party suppliers for such services. In the event that any such supplier is acquired by a competitor or faces financial difficulty, such event creates a risk of VNOC service discontinuity for our customers while we search for a replacement provider.

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

In the absence of a wireless voice prioritization standard to ensure quality of service, we rely on 802.11 technology partners, such as Alcatel-Lucent, Aruba Networks, Cisco Systems, Meru Networks, Motorola, Nortel, and Trapeze Networks to continue to provide wireless local area network support for our SpectraLink 8000 product, and to provide access points that support Polycom’s SVP capability. If any of our technology partners fail to provide voice prioritization support for our products, the market opportunity for SpectraLink 8000 products would be reduced and our future results of operations would be harmed until we find new 802.11 technology partners or voice prioritization standards are adopted.

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

A significant portion of our net revenue and expenses are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily currencies in Europe and Asia. As a response to the risks of changes in value of foreign currency denominated transactions, we may enter into foreign currency forward contracts or other instruments, the majority of which have a maturity date greater than one year. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business. The translation of these foreign currency denominated transactions will impact net revenues, operating expenses and net income as a result of fluctuations in the U.S. dollar against foreign currencies. Accordingly, such amounts denominated in foreign currencies may fluctuate in value and produce significant earnings and cash flow volatility. For example, as a result of our cash flow hedging program, in the first and second quarters of 2008, we reduced operating income by $0.2 million and $0.3 million, respectively, as compared to increasing operating income in the third and fourth quarters of 2008 and the first quarter of 2009 by $0.4 million, $2.9 million and $2.3 million, respectively.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), (“SFAS 141R”), “Business Combinations,” which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We believe that SFAS 141R will result in the recognition of certain types of expenses in our results of operations that we would capitalize pursuant to previous accounting standards and may also impact our financial statements in other ways upon the completion of any future acquisitions.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity during the first quarter ended March 31, 2009:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
1/1/09 to 1/31/09	24	$13.90	—	$220,016,000
2/1/09 to 2/29/09	552,068	$14.18	380,692	$214,569,000
3/1/09 to 3/31/09	1,550	$15.95	—	$214,569,000

Total	553,642	$14.18	380,692

(1)	Includes 172,950 of shares repurchased in January, February and March 2009 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.

(2)	In May 2008, the Company’s Board of Directors approved a new share repurchase plan under which the Company at its discretion may purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“2008 share repurchase plan”). As of March 31, 2009, the Company was authorized to purchase up to an additional $214.6 million of shares in the open market under the 2008 share repurchase plan. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2008 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6.	EXHIBITS

Exhibit No.	Description

3.1(1)	Amended and Restated Bylaws of Polycom, Inc., as amended effective February 4, 2009.

10.1*(2)	Form of Performance Share Agreement for Officers.

10.2*(3)	Form of Performance Share Agreement for Non-Officers.

10.3*(4)	Form of Restricted Stock Unit Agreement for Officers.

10.4*(5)	Form of Restricted Stock Unit Agreement for Non-Officers.

10.5*(6)	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.6*(7)	Transition Agreement, effective as of March 30, 2009, by and between Polycom, Inc. and David R. Phillips.

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 10, 2009.

(2)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 26, 2009.

(3)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 26, 2009.

(4)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 26, 2009.

(5)	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 26, 2009.

(6)	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 26, 2009.

(7)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the Commission on April 3, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2009

POLYCOM, INC.

/s/ ROBERT C. HAGERTY
Robert C. Hagerty
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL R. KOUREY
Michael R. Kourey
Senior Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)

/s/ LAURA J. DURR
Laura J. Durr
Vice President and Worldwide Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Bylaws of Polycom, Inc., as amended effective February 4, 2009.

10.1*(2)	Form of Performance Share Agreement for Officers.

10.2*(3)	Form of Performance Share Agreement for Non-Officers.

10.3*(4)	Form of Restricted Stock Unit Agreement for Officers.

10.4*(5)	Form of Restricted Stock Unit Agreement for Non-Officers.

10.5*(6)	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.6*(7)	Transition Agreement, effective as of March 30, 2009, by and between Polycom, Inc. and David R. Phillips.

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 10, 2009.

(2)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 26, 2009.

(3)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 26, 2009.

(4)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 26, 2009.

(5)	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 26, 2009.

(6)	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 26, 2009.

(7)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the Commission on April 3, 2009.