Form 10-Q
period 2009-06-30
POLYCOM INC
filed 2009-07-31
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 in Exchange Act).    Yes  ☐    No  ☒

There were 84,062,339 shares of the Company’s Common Stock, par value $.0005, outstanding on July 17, 2009.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$198,784	$165,669
Short-term investments	168,514	152,407
Trade receivables, net of allowance for doubtful accounts of $3,525 and $3,288 at June 30, 2009 and December 31, 2008 respectively	111,956	126,497
Inventories	78,417	89,730
Deferred taxes	31,161	29,295
Prepaid expenses and other current assets	30,229	34,207

Total current assets	619,061	597,805
Property and equipment, net	78,806	77,294
Long-term investments	8,190	6,420
Goodwill	494,535	495,083
Purchased intangibles, net	55,742	65,369
Deferred taxes	20,923	19,415
Other assets	13,234	16,298

Total assets	$1,290,491	$1,277,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$56,233	$57,731
Accrued payroll and related liabilities	18,810	28,711
Taxes payable	5,124	—
Deferred revenue	73,759	69,238
Other accrued liabilities	47,863	58,402

Total current liabilities	201,789	214,082
Non-current liabilities
Deferred revenue	43,155	43,285
Taxes payable	25,978	35,878
Deferred taxes	2,648	2,638
Other non-current liabilities	12,165	13,459

Total non-current liabilities	83,946	95,260

Total liabilities	285,735	309,342
Stockholders’ equity
Common stock, $0.0005 par value; Authorized: 175,000,000 shares; Issued and outstanding: 83,986,055 shares at June 30, 2009 and 83,314,500 shares at December 31, 2008	40	40
Additional paid-in capital	1,036,299	1,008,460
Cumulative other comprehensive income (loss)	(4,867)	4,683
Accumulated deficit	(26,716)	(44,841)

Total stockholders’ equity	1,004,756	968,342

Total liabilities and stockholders’ equity	$1,290,491	$1,277,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues:
Product revenues	$188,419	$233,845	$371,713	$456,296
Service revenues	42,272	37,736	84,388	74,205

Total revenues	230,691	271,581	456,101	530,501

Cost of revenues:
Cost of product revenues	80,483	97,947	158,490	188,134
Cost of service revenues	19,591	19,764	40,060	38,018

Total cost of revenues	100,074	117,711	198,550	226,152

Gross profit	130,617	153,870	257,551	304,349

Operating expenses:
Sales and marketing	66,553	76,042	132,786	149,903
Research and development	28,075	36,501	56,528	71,435
General and administrative	12,728	15,028	26,317	29,922
Acquisition-related integration costs	—	3	—	162
Amortization of purchased intangibles	1,434	1,810	2,898	3,637
Restructuring costs	427	839	6,844	4,454
Litigation reserves and payments	—	1,163	—	7,401

Total operating expenses	109,217	131,386	225,373	266,914

Operating income	21,400	22,484	32,178	37,435
Interest and other income (expense), net	(1,077)	936	(1,358)	5,182

Income before provision for income taxes	20,323	23,420	30,820	42,617
Provision for income taxes	4,998	5,578	7,470	10,569

Net income	$15,325	$17,842	$23,350	$32,048

Basic net income per share	$0.18	$0.21	$0.28	$0.37

Diluted net income per share	$0.18	$0.20	$0.28	$0.36

Weighted average shares outstanding for basic net income per share calculation	83,753	86,357	83,689	87,441
Weighted average shares outstanding for diluted net income per share calculation	85,054	88,204	84,652	89,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income	$23,350	$32,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,105	13,472
Amortization of purchased intangibles	9,579	10,567
Provision for doubtful accounts	247	245
Provision for excess and obsolete inventories	2,395	1,197
Non-cash stock-based compensation	14,088	20,353
Excess tax benefits from stock-based compensation	—	(2,075)
Loss on disposal of property and equipment	14	68
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	14,295	7,723
Inventories	8,918	(24,471)
Deferred taxes	(1,492)	(486)
Prepaid expenses and other assets	633	(7,147)
Accounts payable	(1,498)	(6,594)
Taxes payable	4,030	(135)
Other accrued liabilities	(17,071)	31,001

Net cash provided by operating activities	73,593	75,766

Cash flows from investing activities:
Purchases of property and equipment	(17,083)	(19,056)
Purchases of investments	(268,245)	(206,649)
Proceeds from sale and maturity of investments	244,619	183,973

Net cash used in investing activities	(40,709)	(41,732)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	15,606	30,001
Purchase and retirement of common stock	(15,375)	(142,458)
Excess tax benefits from stock-based compensation	—	2,075

Net cash provided by (used in) financing activities	231	(110,382)

Net increase (decrease) in cash and cash equivalents	33,115	(76,348)
Cash and cash equivalents, beginning of period	165,669	279,560

Cash and cash equivalents, end of period	$198,784	$203,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2009, the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended June 30, 2009 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company has performed an evaluation of subsequent events through July 31, 2009, which is the date the financial statements were issued.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). With the exception of those discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2009, that are of significance or potential significance to us.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and FSP 124-2”), and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107 and APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The adoption these Staff Positions did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

3. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment (in thousands):

	Video Solutions	Voice Communications Solutions	Services Segment	Total
Balance at December 31, 2008	$269,721	$134,750	$90,612	$495,083
Foreign currency translation	(3)	104	28	129
Changes in fair value of assets acquired and liabilities assumed	(309)	(254)	(114)	(677)

Balance at June 30, 2009	$269,409	$134,600	$90,526	$494,535

The following table presents details of the Company’s total purchased intangible assets as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009			December 31, 2008
Purchased Intangible Assets	Gross Value	Accumulated Amortization and Impairment	Net Value	Gross Value	Accumulated Amortization and Impairment	Net Value
Core and developed technology	$109,178	$(74,059)	$35,119	$109,178	$(67,952)	$41,226
Patents	14,068	(14,068)	—	14,068	(14,068)	—
Customer and partner relationships	44,625	(30,732)	13,893	44,625	(28,951)	15,674
Trade name	10,021	(4,449)	5,572	10,021	(3,940)	6,081
Other	4,862	(3,704)	1,158	4,862	(2,474)	2,388

Total	$182,754	$(127,012)	$55,742	$182,754	$(117,385)	$65,369

For the three and six months ended June 30, 2009, the Company recorded amortization expense related to purchased intangibles of $1.4 million and $2.9 million, respectively, which is included in “Amortization of purchased intangibles” in the condensed consolidated statement of operations. For the three and six months ended June 30, 2008, the Company recorded amortization expense related to purchased intangibles of $1.8 million and $3.6 million, respectively, which is included in “Amortization of purchased intangibles” in the condensed consolidated statement of operations. The Company recorded approximately $3.4 million and $6.7 million during the three and six months ended June 30, 2009, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the Condensed Consolidated Statement of Operations. The Company also recorded approximately $3.4 million and $6.9 million during the three and six months ended June 30, 2008, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the Condensed Consolidated Statement of Operations. Amortization of intangibles is not allocated to the Company’s segments.

The estimated future amortization expense of purchased intangible assets as of June 30, 2009 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2009	$9,646
2010	19,219
2011	14,399
2012	9,933
2013	1,627

Total	$54,824

Upon adoption of SFAS 142, the Company determined that a purchased trade name intangible of $0.9 million had an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is no longer amortized but is reviewed for impairment annually or sooner under certain circumstances.

4. ACQUISITION-RELATED INTEGRATION COSTS AND LIABILITIES

The following table summarizes the activity of the Company’s acquisition-related restructuring liabilities and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits
Balance at December 31, 2008	$1,963	$129
Additions to the reserve	57	—
Cash payments and other usage	(31)	(58)
Release of reserve	(184)	(71)

Balance at June 30, 2009	$1,805	$—

The Company had approximately $0.6 million in acquisition-related reserves classified as current liabilities at both June 30, 2009 and December 31, 2008. Approximately $1.2 million and $1.5 million of acquisition-related reserves were classified as long term liabilities at June 30, 2009 and December 31, 2008, respectively.

Facility Closings

The Company’s facility closings liability is primarily attributable to consolidation of facilities related to the SpectraLink acquisition and, to a lesser extent, the PictureTel acquisition. The balance at June 30, 2009 relates to liabilities of $1.8 million associated with the SpectraLink acquisition as a result of plans to vacate three vacant facilities, as well as one vacant facility from the PictureTel acquisition. During the six months ended June 30, 2009, the Company recorded a net decrease of $0.2 million to the restructuring related to these facility closings.

Severance and Related Benefits

During 2007, the Company recorded a liability of $7.0 million for severance and related benefits as part of the liabilities assumed in the acquisition of SpectraLink as a result of establishing a plan to involuntarily terminate or relocate certain general and administrative and manufacturing positions. During the six months ended June 30, 2009, the Company released the final $0.1 million of the liability balance against the restructuring reserve.

5. RESTRUCTURING COSTS

During the three months June 30, 2009 and 2008, the Company recorded restructuring charges in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” totaling $0.4 million and $0.8 million, respectively, related to restructuring actions that resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to streamline and focus the Company’s efforts and more properly align its cost structure with projected revenue streams. During the six months ended June 30, 2009 and 2008, we recorded $6.8 million and $4.5 million related to these actions.

During the second quarter of 2009, the Company announced the elimination of approximately 20 finance and administrative positions as a result of consolidating certain functions in its shared services center in Beijing, China. As a result of these actions, the Company recorded restructuring charges of $0.4 million and made cash expenditures totaling $0.1 million during the three months ended June 30, 2009, primarily related to severance and other employee termination benefits. The remainder will be paid by September 30, 2009. During the first quarter of 2009, the Company eliminated certain positions throughout the company amounting to approximately six percent of its global workforce, with most of the reductions taking effect immediately. As a result of these actions, the Company recorded restructuring charges of $6.4 million and made cash expenditures totaling $5.0 million during the six months ended June 30, 2009, primarily related to severance and other employee termination benefits. The majority of the remaining cash expenditures are expected to be paid by the end of 2009.

During the first six months of 2008, the Company eliminated certain positions primarily in engineering in its Video Solutions and Voice Communications Solutions segments and sales management totaling less than two percent of its global workforce. As a result of these actions, the Company recorded charges totaling $2.4 million for severance and other employee termination benefits during the three months ended March 31, 2008. The remaining charges were recorded in the second quarter of 2008.

The following table summarizes the status of the Company’s restructure reserves (in thousands):

Severance and Related Benefits
Balance at December 31, 2008	$1,783
Additions to the reserve	6,860
Cash payments and other usage	(6,475)

Balance at June 30, 2009	$2,168

6. BALANCE SHEET DETAILS

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$6,082	$5,040
Work in process	735	1,356
Finished goods	71,600	83,334

	$78,417	$89,730

Deferred revenues consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Short-term:
Service	$68,451	$62,746
Product	3,738	5,022
License	1,570	1,470

	$73,759	$69,238

Long-term:
Service	$30,532	$29,225
Product	1,948	2,685
License	10,675	11,375

	$43,155	$43,285

The deferred license revenue relates to the Codian agreement discussed in Note 15.

Other accrued liabilities consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Accrued expenses	$9,186	$12,277
Accrued co-op expenses	8,182	10,507
Restructuring and acquisition related reserves	2,785	2,408
Warranty obligations	9,240	11,167
Derivative liability	7,953	10,785
Sales tax payable	930	753
Employee stock purchase plan withholding	4,173	5,438
Other accrued liabilities	5,414	5,067

	$47,863	$58,402

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

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the periods are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Balance at beginning of period	$10,000	$10,413	$11,167	$10,538
Accruals for warranties issued during the period	3,958	5,704	7,620	10,390
Cost of providing warranty during the period	(4,718)	(4,561)	(9,547)	(9,372)

Balance at end of period	$9,240	$11,556	$9,240	$11,556

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on most of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Deferred maintenance revenue of $68.5 million and $62.7 million is short-term and is included as a component of “Deferred revenue” as of June 30, 2009 and December 31, 2008, respectively, and $30.5 million and $29.2 million is long-term and is included in “Long-term deferred revenue” as of June 30, 2009 and December 31, 2008, respectively, on the condensed consolidated balance sheets. Changes in deferred maintenance revenue for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Balance at beginning of period	$96,097	$83,982	$91,971	$77,082
Additions to deferred maintenance	38,444	30,596	78,593	68,370
Amortization of deferred maintenance revenue	(35,558)	(31,537)	(71,581)	(62,411)

Balance at end of period	$98,983	$83,041	$98,983	$83,041

The cost of providing maintenance services for the three and six months ended June 30, 2009 was $18.7 million and $38.2 million, respectively. The cost of providing maintenance services for the three and six months ended June 30, 2008 was $19.0 million and $36.5 million, respectively.

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

8. INVESTMENTS AND FAIR VALUE MEASUREMENTS:

The Company has cash and cash equivalents of $198.8 million and $165.7 million at June 30, 2009 and December 31, 2008, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government securities and corporate debt securities. At June 30, 2009, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt and equity securities and also has strategic investments in private and public companies which are summarized as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at June 30, 2009:
Investments—Short-term:
U.S. government securities	$112,222	$137	$—	$112,359
Corporate debt securities	12,488	45	—	12,533
Corporate preferred equity securities	54,176	16	(10,570)	43,622

Total investments – short-term	$178,886	$198	$(10,570)	$168,514

Investments—Long-term:
U.S. government securities	$5,004	$132	$—	$5,136
Corporate debt securities	3,049	5	—	3,054

Total investments – long-term	$8,053	$137	$—	$8,190

Investments—privately-held companies	$2,194	$—	$—	$2,194

Balances at December 31, 2008:
Investments—Short-term:
U.S. government securities	$83,956	424	$—	$84,380
Corporate debt securities	18,204	34	(70)	18,168
Corporate preferred equity securities	54,857	641	(5,639)	49,859

Total investments – short-term	$157,017	$1,099	$(5,709)	$152,407

Investments—Long-term:
U.S. government securities	$5,006	$178	$—	$5,184
Corporate debt securities	1,292	—	(56)	1,236

Total investments – long-term	$6,298	$178	$(56)	$6,420

Investments—privately-held companies	$2,194	$—	$—	$2,194

As of June 30, 2009, the Company’s total cash and cash equivalents and investments held in the United States totaled $148.0 million with the remaining $227.5 million held outside of the United States in various foreign subsidiaries.

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

The following table summarizes the fair value and gross unrealized losses of our investments, including those that are categorized as cash equivalents, with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2009 and December 31, 2008 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2009:
Corporate preferred equity securities	$42,494	$(10,570)	$—	$—	$42,494	$(10,570)

Total investments	$42,494	$(10,570)	$—	$—	$42,494	$(10,570)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2008:
Corporate debt securities	$10,522	$(126)	$—	$—	$10,522	$(126)
Corporate preferred equity securities	36,701	(5,639)	—	—	36,701	(5,639)

Total Investments	$47,223	$(5,765)	$—	$—	$47,223	$(5,765)

In accordance with FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” the Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary. If the decline in fair value is considered to be other than temporary, the cost basis of the individual security is written down to its fair value as a new cost basis, and the amount of the write-down is accounted for as a realized loss and included in earnings. During the six months ended June 30, 2009 and 2008, the Company determined that there were no investments in its portfolio that were other-than temporarily impaired.

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

As of June 30, 2009, our fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments (90%), corporate bonds (5%), commercial paper (3%) and money market funds (2%). Included in available-for-sale securities is approximately $97.6 million of cash equivalents, which consist of investments with maturities of three months or less and include money market funds.

Our non-fixed income available-for-sale securities represent preferred stocks and puts on treasury bond futures as part of a dividend recapture program that generates capital gains to offset capital losses.

The principal market where we execute our foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The Company’s foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs at June 30, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
(in thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed Income available-for-sale securities (a)	$230,637	$4,855	$225,782
Non-fixed income available-for-sale securities (a)	$43,622	—	$43,622
Foreign currency forward contracts (b)	$6,802	—	$6,802
Liabilities:
Foreign currency forward contracts (c)	$7,953	—	$7,953

(a)	Included in cash and cash equivalents and short and long-term investments on our consolidated balance sheet.
(b)	Included in short-term derivative asset on our consolidated balance sheet.
(c)	Included in short-term derivative liability on our consolidated balance sheet.

9. HEDGING

The Company maintains a foreign currency risk management strategy that is designed to reduce the volatility of the Company’s economic value from the effects of currency fluctuations. This exposure is monitored and managed by the Company as an integral part of its overall foreign exchange risk management program. The Company’s foreign exchange risk management program focuses on the unpredictability of the foreign exchange markets and seeks to reduce the effects that currency volatility has on its operating results.

Non-Designated Hedges

The Company hedges its net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that the Company’s earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as interest and other income (expense), net. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged.

The Company enters into foreign exchange forward contracts denominated in Euros, British Pounds and Israeli Shekels. These hedges do not require special hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133). At each reporting period, the fair value of the Company’s forward contracts is recorded on the balance sheet, and any fair value adjustments are recorded in interest and other income (expense), net, and are offset by the corresponding gains and losses on foreign currency denominated assets and liabilities. Fair values of foreign exchange forward contracts are determined using quoted market spot and interest rates. The Company does not enter into foreign currency forward contracts for trading or speculative purposes.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at June 30, 2009 of the outstanding non-designated hedges (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	8,273	$11,454	Buy	4,098	$6,334	Buy
Euro	9,385	$12,966	Sell	12,723	$19,665	Sell
British Pound	1,132	$1,634	Buy	3,338	$6,468	Buy
British Pound	3,016	$4,934	Sell	4,288	$8,309	Sell
Israeli Shekel	3,316	$840	Buy	16,000	$4,709	Buy

Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in net gains of $0.6 million and $1.4 million for the three and six months ended June 30, 2009, respectively. Foreign currency transactions, net of the effect of hedging activity on forward contracts, resulted in a net loss of $0.5 million and net gain of $0.8 million for the three months and six months ended June 30, 2008, respectively.

Cash Flow Hedges

The Company’s policy in managing its foreign exchange risk management program is to reduce the volatility of the Company’s economic value from foreign currency fluctuations. As a result, the Company purchases forward foreign exchange contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. All foreign exchange contracts are carried at fair value and the maximum duration of foreign exchange forward contracts do not exceed thirteen months. Cash flow exposures result from portions of the Company’s forecasted revenues and operating expenses being denominated in currencies other than the U.S. dollar, primarily the Euro, British Pound and Israeli Shekel. The Company enters into these foreign exchange contracts to hedge forecasted revenue and operating expenses in the normal course of business, and accordingly, they are not speculative in nature.

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

The following table summarizes the derivative-related activity in cumulative other comprehensive income (loss) (in thousands and not tax effected):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Beginning Balance	$(1,954)	$(2,217)	$(3,567)	$(2)
Net gains (losses) reclassified into earnings for revenue hedges	4,622	(1,340)	10,740	(1,761)
Net gains (losses) reclassified into earnings for operating expense hedges	(2,987)	1,002	(6,817)	1,237
Net increase (decrease) in fair value of cash flow hedges	2,449	1,800	1,774	(229)

Ending Balance	$2,130	$(755)	$2,130	$(755)

During the three and six months ended June 30, 2009, the Company reclassified to revenue from cumulative other comprehensive income (loss) net gains of $4.6 million and $10.7 million, respectively, as compared to net losses of $1.3 million and $1.8 million, respectively during the three and six months ended June 30, 2008. During the three and six months ended June 30, 2009, the Company reclassified to operating expenses from cumulative other comprehensive income (loss), net losses of $3.0 million and $6.8 million, respectively, as compared to net gains of $1.0 million and $1.2 million, respectively during the three and six months ended June 30, 2008. As a result of these reclassifications, the Company’s operating income increased by approximately $1.6 million and $3.9 million, respectively during the three and six months ended June 30, 2009 as compared to decreasing by $0.3 million and $0.6 million, respectively during the three and six months ended June 30, 2008. As of June 30, 2009, the Company estimated that the remaining net gains of approximately $2.1 million, will be reclassified into revenue and operating expenses from accumulated other comprehensive income (loss) within the next twelve months. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be reclassified from cumulative other comprehensive income (loss) to interest and other income (expense) on the consolidated statement of operations at that time. For the three and six months ended June 30, 2009 and 2008, there were no such net gains or losses recognized in interest and other income (expense) relating to hedges of forecasted transactions that did not occur.

The Company evaluates hedging effectiveness prospectively and retrospectively and records any ineffective portion of the hedging instruments in interest and other income (expense) on the consolidated statement of operations. The Company did not incur any net gains or losses for cash flow hedges due to hedge ineffectiveness during the three and six months ended June 30, 2009 and 2008. The time value of purchased derivative instruments is excluded from effectiveness testing and is recorded in interest and other income (expense) over the life of the contract. Interest and other income (expense) for the three and six months ended June 30, 2009 included less than $0.1 million and $0.1 million net gains, respectively, representing the excluded time value component of the purchased forward contracts. Interest and other income (expense) for the three and six months ended June 30, 2008 included $0.4 million net losses and $0.1 million net gains, respectively, representing the excluded time value component of the purchased forward contracts.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at June 30, 2009 of the outstanding cash flow hedges, all of which are carried at fair value (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	5,965	$7,757	Buy	12,797	$17,504	Buy
Euro	18,454	$24,026	Sell	35,978	$49,317	Sell
British Pound	4,162	$5,984	Buy	9,776	$15,693	Buy
British Pound	5,506	$7,973	Sell	11,043	$17,966	Sell
Israeli Shekel	11,373	$2,801	Buy	35,430	$9,305	Buy

As of June 30, 2009 and December 31, 2008, the Company had a derivative asset of $6.8 million and $14.5 million, respectively, included in prepaid expenses and other current assets and a derivative liability of $8.0 million and $10.8 million, respectively, included in other accrued liabilities, representing the fair value of both the non-designated and cash flow hedges.

10. STOCKHOLDER’S EQUITY

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recorded under SFAS 123(R) for the three and six months ended June 30, 2009 and 2008 and its allocation within the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Cost of sales – product	$421	$644	$969	$1,450
Cost of sales – service	617	831	1,370	1,901

Stock-based compensation expense included in cost of sales	1,038	1,475	2,339	3,351
Sales and marketing	2,611	3,534	4,511	6,704
Research and development	1,888	2,883	3,761	5,797
General and administrative	1,602	2,334	3,477	4,502

Stock-based compensation expense included in operating expenses	6,101	8,751	11,749	17,003
Stock-based compensation related to employee equity awards and employee stock purchases	7,139	10,226	14,088	20,354
Tax benefit	1,763	2,435	3,399	5,068

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$5,376	$7,791	$10,689	$15,286

No stock-based compensation was capitalized during the three and six months ended June 30, 2009 and 2008 due to these amounts being immaterial. There was no stock-based compensation related to acquisitions during the three and six months ended June 30, 2009 and 2008.

Valuation Assumptions

The Company did not grant any stock options during the three and six months ended June 30, 2009. During the six months ended June 30, 2008, the Company granted options to purchase 228,195 shares of common stock. The weighted-average estimated fair value of employee stock options granted during the three and six months ended June 30, 2008 was $8.50 per share and $8.03 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the three and six months ended June 30, 2009 and 2008 was $4.44 per share and $6.93 per share, respectively. The fair value of each stock option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting attribution approach using the following assumptions:

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	—	58.52%	—	58.52%
Risk-free interest rate	—	0.39%	—	0.39%
Expected dividends	—	0.0%	—	0.0%
Expected life (yrs)	—	0.50	—	0.50

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	43.31%	43.52%	40.32%	43.52%
Risk-free interest rate	2.85%	2.15%	2.37%	2.15%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	3.88	0.50	3.93	0.50

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

As the stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2009 and 2008 is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

Performance Shares and Restricted Stock Units

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

For 2009, the Company granted performance shares which contain a market condition based on Total Shareholder Return (TSR) and which measure the Company’s relative performance against the Russell 2000 Index. Such awards will be earned only if performance goals over the performance periods established by or under the direction of the Compensation Committee are met. The performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to two hundred (200%) of the target award. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the Russell 2000 Index companies over each performance period. During the six months ended June 30, 2009, the Company granted 440,115 target performance shares, which are evenly divided over three annual performance periods commencing with calendar 2009, at a weighted average fair value of $16.16 per share. Stock-based compensation expense for these performance shares is recognized using the graded vesting method over the three year service period.

The Company also granted restricted stock units during the first six months of 2009. The fair value of restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The awards generally vest over two or three years in equal annual installments on each anniversary of the date of grant and will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for these restricted stock units is recognized using the graded vesting method. During the six months ended June 30, 2009 and 2008, the Company granted 1,104,950 and 416,767 restricted stock units at a weighted average fair value of $13.74 and $23.57 per share, respectively.

Non-employee directors currently receive annual awards of restricted stock units. The restricted stock units vest quarterly over one year from the date of grant. The fair value of these awards is the fair market value of the Company’s common stock on the date of grant. Stock-based compensation expense for these awards is generally amortized over six months from the date of grant due to voluntary termination provisions contained in the underlying agreements.

Employee Stock Purchase Plan

During the six months ended June 30, 2009 and 2008, 513,946 and 291,070 shares were purchased at average per share prices of $11.94 and $21.46, respectively. At June 30, 2009, there were 3,128,023 shares available to be issued under the employee stock purchase plan. The stock-based compensation cost recognized in connection with the employee stock purchase plan for the three and six months ended June 30, 2009 was $1.1 million and $2.1 million, respectively. The stock-based compensation cost recognized in connection with the employee stock purchase plan for the three and six months ended June 30, 2008 was $1.1 million and $2.2 million, respectively.

Share Repurchase Program

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market. During the three and six months ended June 30, 2009, the Company purchased 0.4 million shares and 0.8 million shares, respectively, of common stock in the open market for cash of $7.4 million and $12.8 million, respectively. During the three and six months ended June 30, 2008, the Company purchased 3.3 million shares and 5.9 million shares, respectively, of common stock in the open market for cash of $80.0 million and $140.0 million, respectively. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. As of June 30, 2009, the Company was authorized to purchase up to an additional $207.2 million of shares in the open market under the current share repurchase plan.

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

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Numerator—basic and diluted net income per share:
Net income	$15,325	$17,842	$23,350	$32,048

Denominator—basic and diluted net income per share:
Weighted average shares used to compute basic net income per share	83,753	86,357	83,689	87,441
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	373	1,543	215	1,455
Restricted common stock awards and performance shares	928	304	748	329

Total shares used in calculation of diluted net income per share	85,054	88,204	84,652	89,225

Basic net income per share	$0.18	$0.21	$0.28	$0.37

Diluted net income per share	$0.18	$0.20	$0.28	$0.36

Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three and six months ended June 30, 2009, approximately 6.0 million and 8.7 million shares, and for the three and six months ended June 30, 2008, approximately 4.7 million shares, relating to potentially dilutive securities, primarily from stock options were excluded from the denominator in the computation of diluted net income per share because their inclusion would be anti-dilutive.

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

Video Solutions Segment

Video Solutions includes a wide range of video conferencing collaboration products from entry level to professional high definition and telepresence products to meet the needs of any meeting room, from small offices to large boardrooms and auditoriums. This segment also includes products that provide a broad range of network infrastructure hardware and software to facilitate video, voice and data conferencing and collaboration to businesses, telecommunications service providers, and governmental and educational institutions.

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

Financial information for each reportable segment is as follows as of and for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Video Solutions	Voice Communications Solutions	Services	Total
For the three months ended June 30, 2009:
Revenue	$126,820	$61,599	$42,272	$230,691
Contribution margin	59,024	22,750	20,539	102,313
As of June 30, 2009: Inventories	37,285	25,526	15,606	78,417
For the three months ended June 30, 2008:
Revenue	$139,800	$94,045	$37,736	$271,581
Contribution margin	64,667	37,224	15,180	117,071
As of June 30, 2008: Inventories	42,486	36,172	15,722	94,380
For the six months ended June 30, 2009:
Revenue	$248,677	$123,036	$84,388	$456,101
Contribution margin	115,546	46,158	40,046	201,750
For the six months ended June 30, 2008:
Revenue	$271,103	$185,193	$74,205	$530,501
Contribution margin	126,552	75,910	31,251	233,713

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Segment contribution margin	$102,313	$117,071	$201,750	$233,713
Corporate and unallocated costs	(68,491)	(77,000)	(138,875)	(153,049)
Stock-based compensation	(7,139)	(10,226)	(14,088)	(20,353)
Effect of stock-based compensation cost on warranty expense	(74)	(97)	(186)	(292)
Acquisition related-costs	—	(3)	—	(162)
Amortization of purchased intangibles	(4,782)	(5,259)	(9,579)	(10,567)
Litigation reserves and payments	—	(1,163)	—	(7,401)
Restructuring costs	(427)	(839)	(6,844)	(4,454)
Interest and other income (expense), net	(1,077)	936	(1,358)	5,182

Income before provision for income taxes	$20,323	$23,420	$30,820	$42,617

13. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income	$15,325	$17,842	$23,350	$32,048
Change in unrealized gain (loss) on investments	(2,028)	(2,016)	(3,769)	(2,164)
Change in cumulative translation adjustment	2,715	96	(84)	4,796
Change in unrealized gain (loss) on hedging securities	(4,084)	1,462	(5,697)	(753)

Comprehensive income	$11,928	$17,384	$13,800	$33,927

14. INCOME TAXES

The Company’s overall effective tax rate for the three and six months ended June 30, 2009 was 24.6% and 24.2%, respectively, which resulted in a provision for income taxes of $5.0 million and $7.5 million, respectively. The effective tax rate for the three and six months ended June 30, 2008 was 23.8% and 24.8%, respectively, which resulted in a provision for income taxes of $5.6 million and $10.6 million, respectively. The decrease in the effective tax rate for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily related to a relative increase in foreign earnings in 2009 which are subject to lower tax rates, combined with the benefit of the federal research and development tax credit which is reflected in the tax rate in 2009, but not included in the 2008 tax rate until December 2008 as the credit was reinstated in October 2008 and retroactively extended from January 1, 2008.

In the three months ended June 30, 2009, the Company released $9.8 million in tax reserves to additional paid in capital due to the lapse of statutes of limitation in the U.S., and $0.1 million in tax reserves due to the lapse of a statute of limitation in a foreign jurisdiction. Offsetting the reserve releases was an increase to the tax reserves of $0.8 million related to movement in foreign exchange rates during the quarter. In the six months ended June 30, 2009, an additional reserve release of $0.9 million was recorded in the first quarter related to statute expirations. In the six months ended June 30, 2008, the Company released a $0.7 million tax reserve due to the lapse of the statute of limitations in Japan. For the three months ended June 30, 2008, there was no material change in the tax reserves under FIN 48. As of June 30, 2009, the Company has $45.8 million of unrecognized tax benefits compared to $58.0 million at June 30, 2008. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2009, the Company had approximately $4.0 million of accrued interest and penalties related to uncertain tax positions. As of June 30, 2008, the Company had approximately $3.4 million of accrued interest and penalties related to uncertain tax positions.

15. LITIGATION AND SETTLEMENT AGREEMENTS

In June 2008, the Company entered into a settlement agreement and recorded a $1.2 million charge as Litigation reserves and payments in the Condensed Consolidated Statement of Operations in the three months ended June 30, 2008.

In February 2008, the Company, TANDBERG asa (“Tandberg”), Codian Ltd. (“Codian”) and certain of their respective affiliates entered into a settlement agreement to dismiss all litigation between the parties. Under the terms of the agreement, the Company received a lump-sum payment of $14.0 million, and will receive future patent royalties on the Codian MCU 4200 product shipped in the United States. The parties have also exchanged broad cross-licenses covering their respective business lines. The $14.0 million is being amortized to revenue over the license period of 10 years. The balance of $12.2 million at June 30, 2009 is included in “Deferred revenue” in our Condensed Consolidated Balance Sheets.

The Company recorded charges totaling $6.2 million during the six months ended June 30, 2008 as a result of trial preparation costs and the fee arrangement with its outside counsel that represented the Company in the litigation against Codian, pursuant to which additional fees were owed based upon the favorable outcome that was achieved in the first quarter of 2008. These charges are included in Litigation reserves and payments in our Condensed Consolidated Statements of Operations for the six months ended June 30, 2008.

16. SUBSEQUENT EVENT

On July 27, 2009, the Company commenced a one-time stock option exchange program, which was approved by its stockholders in May 2009, pursuant to which eligible employees will be able to exchange certain outstanding options, whether vested or unvested, for new restricted stock units (RSUs). The option exchange program, unless extended by the Company, is expected to expire on August 21, 2009. Eligible employees will be able to exchange all of their eligible outstanding options with an exercise price greater than $28.94 per share under certain stock plans that were granted on or before July 27, 2008. The exchange has been structured as a value-for-value exchange and the Company has calculated exchange ratios based upon the fair value of the eligible options utilizing a Black-Scholes valuation model. The vesting schedule of the RSUs will generally be that 50% of the shares will vest on the one-year anniversary of the new RSU grant date and the remaining 50% of the shares will vest on the second anniversary of the new RSU grant date, subject to the employee’s continued employment with the Company through such date. For more information, please see the Company’s tender offer statement on Schedule TO, as filed with the SEC on July 27, 2009, as may be further amended from time to time.

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

Revenues for the three and six months ended June 30, 2009, were $230.7 million and $456.1 million, respectively, as compared to $271.6 million and $530.5 million for the three and six months ended June 30, 2008, respectively. The decrease in revenues primarily reflects a significant decrease in the sales volumes of our voice communications solutions products and, to a lesser extent, a decrease in sales of our video solutions products, partially offset by increases in service revenues. We believe that the decrease in revenues is primarily due to the global economic climate, which has resulted in longer sales cycles and delays in new equipment purchases, particularly in our Voice Communications Solutions segment.

While our revenues decreased year-over-year across many of our product lines and in all geographies, our business improved sequentially from the first quarter of 2009, with our video communication product revenues increasing sequentially, revenues from infrastructure products increasing both sequentially and year-over-year and revenues from our voice communication solutions flat sequentially compared to sequential declines in recent quarters. The sequential improvement in our video communication product revenues was driven by growth in our HD product revenues, as well as the introduction of new video communications products during the quarter. Despite these recent signs of stabilization, we continue to be cautious about our future outlook in light of the global economic climate.

We believe our Voice Communications Solutions products are more susceptible to general economic conditions than our other products, which has lead to longer sales cycles for our voice products, and we have experienced year-over-year declines in voice product revenues in the last three quarters. In particular, while we believe that our video product lines may be better able to sustain the impact of current economic conditions and recessionary and other factors, our voice products do not provide the same return on investment profile that we believe our video products provide to customers who are curtailing travel and other related expenditures in a down economy, making our voice products more susceptible to the current economic downturn. Further, although we believe our Video Solutions products offer a rapid return on investment, tightened corporate budgets and capital expenditures in this economic environment did adversely impact Video Solution revenues in the first half of the year and will likely continue to negatively impact our Video Solutions product revenues.

During the six months ended June 30, 2009, we generated approximately $73.6 million in cash flow from operating activities, which after the impact of investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $33.1 million net increase in our total cash and cash equivalents.

Our Video Solutions, Voice Communications Solutions and Services segments accounted for 55%, 27% and 18%, respectively, of our revenues during both the three and six months ended June 30, 2009, compared with 51%, 35% and 14%, respectively, of our revenues in both the three and six months ended June 30, 2008. See Note 12 of Notes to Condensed Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin and segment inventory.

The discussion of results of operations at the consolidated level is followed by a discussion of results of operations by segment for the three and six months ended June 30, 2009 and 2008.

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues:
Product revenues	82%	86%	81%	86%
Service revenues	18%	14%	19%	14%

Total revenues	100%	100%	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	43%	42%	43%	41%
Cost of service revenues as a % of service revenues	46%	52%	47%	51%

Total cost of revenues	43%	43%	44%	43%

Gross profit	57%	57%	56%	57%

Operating expenses:
Sales and marketing	29%	28%	29%	28%
Research and development	12%	13%	12%	13%
General and administrative	6%	6%	6%	6%
Acquisition-related integration costs	0%	0%	0%	0%
Amortization of purchased intangibles	1%	1%	1%	1%
Restructuring costs	0%	0%	1%	1%
Litigation reserves and payments	0%	1%	0%	1%

Total operating expenses	48%	49%	49%	50%

Operating income	9%	8%	7%	7%
Interest and other income (expense), net	0%	1%	0%	1%

Income before provision for income taxes	9%	9%	7%	8%
Provision for income taxes	2%	2%	2%	2%

Net income	7%	7%	5%	6%

Revenues

	Three Months Ended		Increase (Decrease)	Six Months Ended		Increase (Decrease)
$ in thousands	June 30, 2009	June 30, 2008		June 30, 2009	June 30, 2008
Video Solutions	$126,820	$139,800	(9)%	$248,677	$271,103	(8)%
Voice Communications Solutions	$61,599	$94,045	(35)%	$123,036	$185,193	(34)%
Services	$42,272	$37,736	12%	$84,388	$74,205	14%

Total Revenues	$230,691	$271,581	(15)%	$456,101	$530,501	(14)%

Total revenues for the three months ended June 30, 2009 were $230.7 million, a decrease of $40.9 million, or 15%, over the same period of 2008. Total revenues for the six months ended June 30, 2009 were $456.1 million, a decrease of $74.4 million, or 14%, over the same period of 2008. The decrease in revenues in both the three and six month periods primarily reflects a significant decrease in sales volumes of our voice communications products, and to a lesser extent, decreases in sales of our video solutions products, partially offset by an increase in service revenues.

Video Solutions segment revenues include revenues from sales of our video communications and infrastructure product lines. Revenue from video communications products decreased to $105.1 million for the three months ended June 30, 2009 from $123.3 million in the year ago period, a 15% decrease. Revenue from video communications products decreased to $206.6 million for the six months ended June 30, 2009 from $237.1 million in the year ago period, a 13% decrease. The revenue decreases in the three and six month periods were primarily due to a decrease in sales volumes of our VSX® product family, partially offset by increases in sales volumes of our HDX® product family and new products, such as our Polycom® CX5000 video solution. Revenues from our infrastructure products for the three months ended June 30, 2009 were $21.8 million, up 32% from revenues of $16.5 million in the comparable 2008 period. Revenues from our infrastructure products for the six months ended June 30, 2009 were $42.1 million, up 24% from revenues of $34.0 million in the comparable 2008 period. The revenue increases in both periods is primarily due to increases in our video infrastructure and software revenues, which was driven by the introduction of new products and enhancements to existing products. Our voice infrastructure product revenues also contributed to the growth during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, when they were essentially zero.

Voice Communications Solutions product revenues decreased in the three and six month periods primarily due to lower sales volumes of voice communications products, including our circuit-switched, wireless, Voice-over-IP and installed voice product lines. Revenues from our Voice Communications Solutions have declined year-over-year since the fourth quarter of 2008. We believe these declines are primarily a result of the global economic climate and that this business will improve as the economy improves. The second quarter of 2009 was flat sequentially to the first quarter of 2009, as compared to the sequential declines we experienced in the first quarter of 2009, fourth quarter of 2008, and the third quarter of 2008 of 22%, 12%, and 5%, respectively.

Services revenues increased in the three and six month periods primarily due to increases in video-related services, partially offset by decreases in voice-related services and to a lesser extent decreases in infrastructure-related services.

International sales, or revenues outside of the U.S. and Canada, accounted for 46% of total revenues for each of the three month periods ended June 30, 2009 and 2008, and 46% and 47% of total revenues in the six month periods ended June 30, 2009 and 2008, respectively. On a regional basis, North America, Europe, Asia Pacific and Latin America accounted for 54%, 24%, 19% and 3%, respectively, of our total revenues for the three months ended June 30, 2009 and 54%, 25%, 18% and 3%, respectively, of our total revenues for the six months ended June 30, 2009. North America, Europe, Asia Pacific and Latin America revenues decreased 15%, 20%, 8% and 23%, respectively, in the three months ended June 30, 2009 over the comparable 2008 period. North America, Europe, Asia Pacific and Latin America revenues decreased 14%, 18%, 7% and 22%, respectively, in the six months ended June 30, 2009 over the comparable 2008 period. The decrease in revenues is primarily a result of the global economic climate. We have a hedging program that uses forward-exchange contracts to hedge against foreign currency fluctuations for a portion of anticipated revenues denominated in the Euro and British Pound. During the three and six months ended June 30, 2009, our European revenues included a $4.6 million and $10.7 million benefit related to our hedging activities compared to a $1.3 million and $1.8 million decrement to revenue during the three and six months ended June 30, 2008. In both the first six months of 2009 and 2008, revenues from sales denominated in Euros and British Pounds comprised less than 20% of our total worldwide revenues. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. Based upon our outstanding hedge contracts, we anticipate that the hedging benefit to our revenues will likely decrease throughout the remainder of 2009, depending on the future exchange rates of the U.S. dollar versus the Euro and the British Pound, which would also have a negative impact on our gross margins. See Note 9 of Notes to Condensed Consolidated Financial Statements for further information on our hedging activities.

During the three months ended June 30, 2009, one channel partner accounted for 11% of our total net revenues and Video Solutions segment revenues and 16% of our Voice Communications Solutions revenue. During the six months ended June 30, 2009, one channel partner accounted for 10% of our total net revenues, 11% of our Video Solutions segment revenues and 13% of our Voice Communications Solutions revenue. No one customer accounted for more than 10% of our Services segment revenues during the three or six months ended June 30, 2009. During the three and six months ended June 30, 2008, no one customer accounted for more than 10% of our total net revenues or of our Voice Communications Solutions or Services segment revenues. One channel partner accounted for 12% and 11%, respectively, of our Video Solutions segment revenues during the three and six months ended June 30, 2008. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period. We also sell our voice infrastructure products directly to end-users, and the revenues in the Video Solutions segment from end-users are subject to more variability than our revenues from our reseller customers.

We typically ship products within a short time after we receive an order and, therefore, we do not consider backlog to be a good indicator of future revenues. As of June 30, 2009, we had $52.1 million of order backlog as compared to $60.5 million at December 31, 2008 and $60.9 million at June 30, 2008. We include in backlog open product orders which we expect to ship or service orders which we expect to bill in the following quarter. Once billed, unrecorded service revenue is included in deferred revenue. We believe that the current level of backlog will continue to fluctuate primarily as a result of the level and timing of orders received and customer delivery dates requested outside of the quarter. The level of backlog at any given time is also dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based in part on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which in turn could negatively affect orders from our channel partners in any given quarter. As a result, although we plan to grow our backlog, our backlog could decline from its current levels.

Cost of Revenues and Gross Margins

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
$ in thousands	June 30, 2009	June 30, 2008			June 30, 2009	June 30, 2008
Product Cost of Revenues	$80,483	$97,947	(18)%		$158,490	$188,134	(16)%
% of Product Revenues	43%	42%	1	pt	43%	41%	2	pts
Product Gross Margins	57%	58%	(1	)pt	57%	59%	(2	)pts
Service Cost of Revenues	$19,591	$19,764	(1)%		$40,060	$38,018	5%
% of Service Revenues	46%	52%	(6	)pts	47%	51%	(4	)pts
Service Gross Margins	54%	48%	6	pts	53%	49%	4	pts
Total Cost of Revenues	$100,074	$117,711	(15)%		$198,550	$226,152	(12)%
% of Total Revenues	43%	43%	—		44%	43%	1	pt
Total Gross Margins	57%	57%	—		56%	57%	(1	)pt

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization and impairment of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included a $0.4 million and $0.6 million charge for stock-based compensation in the three months ended June 30, 2009 and 2008, respectively, and $1.0 million and $1.5 million for stock-based compensation in the six months ended June 30, 2009 and 2008, respectively. Generally, Video Solutions segment products have a higher gross margin than products in our Voice Communications Solutions segment.

Overall, product gross margins decreased by 1 percentage point and 2 percentage points, respectively, in the three and six months ended June 30, 2009 as compared to the comparable periods in 2008 due to decreases in gross margins in both our Video Solutions and Voice Communications Solutions segments. The decrease in the Video Solutions segment gross margins was primarily due to a shift in product mix toward lower margin products, including certain HDX and telepresence products, as well as other new video communications products, and lower sales volumes of some of our other video communications products, such as our VSX product family. The decrease in the Voice Communications Solutions segment gross margins was due primarily to lower sales volumes, particularly in our wireless and circuit-switched product lines, and a shift in mix toward lower margin products, such as our Voice-over-IP handsets.

During the three and six months ended June 30, 2009, our finished goods inventory levels decreased from the December 31, 2008 levels primarily due to a lower planned build as a result of lower revenues. As a result of the reduction in finished goods inventory, gross margins were negatively impacted during the three and six months ended June 30, 2009, due to decreased absorption of manufacturing overhead costs. We expect product gross margins to remain relatively flat in the near term from the first half of 2009 levels, but margins could be higher or lower depending on mix variations and other factors.

Forecasting future product gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Uncertainties surrounding revenue levels, including future potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances, competition, changes in technology, changes in product mix, variability of stock-based compensation costs, and the potential of resulting royalties to third parties, manufacturing efficiencies of subcontractors, manufacturing and purchased price variances, warranty and product recall costs and timing of sales over the next few quarters can cause our cost of revenues percentage to vary significantly. In addition, we may experience higher prices on components that are included in our products.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our consolidated product gross margins.

Cost of service revenues and service gross margins included a $0.6 million and $0.8 million charge for stock-based compensation in the three months ended June 30, 2009 and 2008, respectively, and $1.4 million and $1.9 million for stock-based compensation in the six months ended June 30, 2009 and 2008, respectively.

Overall, service gross margins increased in the three and six months ended June 30, 2009 over the comparable periods in 2008 as a result of revenues increasing at a faster pace than related service costs, as well as a shift in mix of services revenues toward higher margin video maintenance revenues. In addition, the increase in our Services segment revenues as a percentage of total revenues contributed to the overall decrease in gross margins for the six months ended June 30, 2009 as service gross margins are lower than our product gross margins.

Forecasting future service gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Uncertainties surrounding revenue levels, including future potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related attach rates for new service as well as maintenance renewal rates, the utilization of our professional services personnel as we develop our professional services practice and expand our offerings, our ability to achieve greater efficiencies in the installations of our RPX™ telepresence product, increasing costs for freight and repair costs, and the timing of sales over the next few quarters can cause our cost of services revenues percentage to vary from quarter to quarter. In order to control expenses in any given quarter, we have taken actions to reduce costs such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented timely or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Sales and Marketing Expenses

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
$ in thousands	June 30, 2009	June 30, 2008			June 30, 2009	June 30, 2008
Expenses	$66,553	$76,042	(12)%		$132,786	$149,903	(11)%
% of Revenues	29%	28%	1	pt	29%	28%	1	pt

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct marketing expenses, are not allocated to our segments.

The decrease in sales and marketing expenses in absolute dollars for the three and six months ended June 30, 2009, as compared to the comparable period in 2008, was due primarily to a decrease in compensation costs as a result of decreases in revenue, lower travel and entertainment expenses, reduced spending on marketing programs, as well as decreased recruitment and training costs, partially offset by increased spending on demo equipment and facilities. Sales and marketing expenses included a $2.6 million and $3.5 million charge for stock-based compensation in the three month periods ended June 30, 2009 and 2008, respectively, and a $4.5 million and $6.7 million charge for stock-based compensation in the six month periods ended June 30, 2009 and 2008, respectively.

We expect our sales and marketing expenses to increase in absolute dollars in the near term as a result of incurring costs to recruit and hire new sales leadership, including an executive vice president of global field operations and a vice president of U.S. sales, and will likely increase in the future as revenues increase. We may also decide to make additional investments in sales as a result of our recent changes in sales leadership. Forecasting sales and marketing expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we market new products and also depending upon the timing of trade shows. Sales and marketing expenses may also fluctuate due to increased international expenses and the impact of changes in foreign currency exchange rates. In order to control operating expenses in any given quarter, we have taken actions to reduce costs such as delaying or limiting the scope of marketing programs and other projects, imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented timely or may not be successful in completely offsetting the impact of lower than anticipated revenues. These actions are not necessarily sustainable in the long term and we will likely need to increase spending in order to maintain and build the business in future periods, which among other factors may negatively impact our operating margins, particularly upon the reinstatement of merit increases and bonus programs and the elimination of encouraged paid time-off programs.

Research and Development Expenses

	Three Months Ended		Decrease		Six Months Ended		Decrease
$ in thousands	June 30, 2009	June 30, 2008			June 30, 2009	June 30, 2008
Expenses	$28,075	$36,501	(23)%		$56,528	$71,435	(21)%
% of Revenues	12%	13%	(1	)pt	12%	13%	(1	)pt

Research and development expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs.

Research and development expenses decreased in absolute dollars and as a percentage of revenue for the three and six months ended June 30, 2009 as compared to the comparable periods in 2008. The decreases in the three and six months ended June 30, 2009 as compared to the comparable periods in 2008 are due to decreases in headcount and program development expenses to control costs. Research and development expenses included a $1.9 million and $2.9 million charge for stock-based compensation in the three month periods ended June 30, 2009 and 2008, respectively, and a $3.8 million and $5.8 million charge for stock-based compensation in the six month periods ended June 30, 2009 and 2008, respectively.

We are currently investing research and development resources to enhance and upgrade the products that comprise our collaboration communications solutions, which encompass products and services in all three segments, including enhancements to our existing network systems products, products that address the high definition video conferencing market and additional voice-over-IP products. In addition, we are investing research and development resources across all segments to support our strategic partnerships. We also anticipate committing a greater proportion of our research and development expenses toward enhancing the integration and interoperability of our entire video solutions product suite. We may have to invest more heavily in research and development as a result of increased business opportunities with strategic partners and service provider customers.

We believe that technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. We expect that research and development expenses in absolute dollars will remain relatively constant in the near term, but will fluctuate depending on the timing and number of development activities in any given quarter. Research and development expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. In order to control operating expenses in any given quarter, we have taken actions to reduce costs such as delaying or limiting the scope of engineering projects, imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented timely or may not be successful in completely offsetting the impact of lower than anticipated revenues. These actions are not necessarily sustainable in the long term and we will likely need to increase spending in order to maintain and build the business in future periods, which among other factors may negatively impact our operating margins, particularly upon the reinstatement of merit increases and bonus programs and the elimination of encouraged paid time-off programs.

General and Administrative Expenses

	Three Months Ended		Increase/ (Decrease)	Six Months Ended		Increase/ (Decrease)
$ in thousands	June 30, 2009	June 30, 2008		June 30, 2009	June 30, 2008
Expenses	$12,728	$15,028	(15)%	$26,317	$29,922	(12)%
% of Revenues	6%	6%	—	6%	6%	—

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, patent litigation costs, and bad debt expense. General and administrative expenses are not allocated to our segments.

General and administrative expenses decreased in absolute dollars for the three and six months ended June 30, 2009 as compared to the comparable periods in 2008. The decrease in general and administrative expenses in the three and six months ended June 30, 2009 over the comparable periods in the prior year was primarily due to decreased compensation charges, as well as lower recruiting fees and reduced bad debt expense. General and administrative expenses included a $1.6 million and $2.3 million charge for stock-based compensation in the three month periods ended June 30, 2009 and 2008, respectively, and a $3.5 million and $4.5 million charge for stock-based compensation in each of the six month periods ended June 30, 2009 and 2008, respectively.

Significant future charges due to costs associated with litigation or uncollectibility of our receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded. Additionally, predicting the timing of litigation and bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors. We believe that our general and administrative expenses will remain relatively constant in absolute dollar amounts in the near term, but could fluctuate as we make investments in enhancements to our financial and operating systems and other costs related to supporting a larger company, increased costs associated with regulatory requirements, and our continued investments in international regions. In order to control operating expenses in any given quarter, we have taken actions to reduce costs such as delaying or limiting the scope of administrative projects, imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues. These actions are not necessarily sustainable in the long term and we will likely need to increase spending in order to maintain and build the business in future periods, which among other factors may negatively impact our operating margins, particularly upon the reinstatement of merit increases and bonus programs and the elimination of encouraged paid time-off programs.

Acquisition-Related Integration Costs

We recorded a charge to operations of less than $0.1 million and $0.2 million for the three and six month periods ended June 30, 2008 for acquisition-related integration costs. These charges primarily include outside financial advisory, accounting, legal and consulting fees, and other costs incurred directly related to integrating acquired companies. We did not record any such charges in the three or six months ended June 30, 2009. In addition, if we acquire additional businesses in the future, we may incur material acquisition expenses related to these transactions.

Amortization of Purchased Intangibles

In the three months ended June 30, 2009 and 2008, we recorded $1.4 million and $1.8 million, respectively, and in the six months ended June 30, 2009 and 2008, we recorded $2.9 million and $3.6 million, respectively, in amortization of purchased intangibles related to the Voyant, DSTMedia, Destiny and SpectraLink acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives which range from several months to eight years.

Restructuring

During the three months June 30, 2009 and 2008, we recorded $0.4 million and $0.8 million, respectively, related to restructuring actions that resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams. During the six months ended June 30, 2009 and 2008, we recorded $6.8 million and $4.5 million related to these actions.

During the second quarter of 2009, we announced the elimination of approximately 20 finance and administrative positions as a result of consolidating certain functions in our shared services center in Beijing, China. As a result of these actions, we recorded restructuring charges of $0.4 million and made cash expenditures totaling $0.1 million during the three months ended June 30, 2009, primarily related to severance and other employee termination benefits. The remainder will be paid by September 30, 2009.

During the first quarter of 2009, we eliminated certain positions throughout the company amounting to approximately six percent of our global workforce, with most of the reductions taking effect immediately. As a result of these actions, we recorded restructuring charges of $6.4 million and made cash expenditures totaling $5.0 million during the six months ended June 30, 2009, primarily related to severance and other employee termination benefits. The majority of the remaining cash expenditures are expected to be paid by the end of 2009.

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

Litigation Reserves and Payments

During the three months ended June 30, 2008, we recorded charges totaling $1.2 million as a result of a settlement agreement we entered into during the period. During the six months ended June 30, 2008, we recorded charges totaling $6.2 million as a result of trial preparation costs and the fee arrangement we had with our outside legal counsel that represented us in our litigation against Codian, pursuant to which we owed additional legal fees based upon the favorable outcome that was achieved in the first quarter of 2008. There were no such expenses in the three or six months ended June 30, 2009. See Note 15 of Notes to Condensed Consolidated Financial Statements for further information.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts, gains and losses on investments, non-income related taxes and fees and foreign exchange related gains and losses. Interest and other income (expense), net was a net other expense of $1.1 million and $1.4 million during the three and six months ended June 30, 2009, respectively, as compared to net other income of $0.9 million and $5.2 million for the three and six months ended June 30, 2008, respectively.

Interest and other income (expense), net, decreased in the three months ended June 30, 2009 compared to the same period in the prior year primarily due to lower interest income and losses on sales of certain preferred equity investments, partially offset by lower non-income related taxes and licensing fees. During the six months ended June 30, 2009 interest and other income (expense), net, decreased primarily due to lower interest income and foreign exchange related losses compared to foreign exchange related gains in same period of the prior year. Interest income decreased for the three and six months ended June 30, 2009 over the comparable periods in the prior year primarily due to lower average investment returns. Average interest rate returns on our cash and investments were 0.62% for the three months ended June 30, 2009 compared to 2.99% for the three months ended June 30, 2008, and 0.79% for the six months ended June 30, 2009 compared to 3.45% for the six months ended June 30, 2008.

Interest and other income (expense), net will decrease in 2009 compared to 2008 due primarily to lower investment returns due to the current interest rate environment. The cash balance could also decrease depending upon the amount of cash used in any future acquisitions, our stock repurchase activity and other factors, which would also impact our interest income. Interest and other income (expense) will also fluctuate due to changes in foreign currency exchange rates.

Provision for Income Taxes

Our overall effective tax rate for the three and six months ended June 30, 2009 was 24.6% and 24.2%, respectively, which resulted in a provision for income taxes of $5.0 million and $7.5 million, respectively. The effective tax rate for the three and six months ended June 30, 2008 was 23.8% and 24.8%, respectively, which resulted in a provision for income taxes of $5.6 million and $10.6 million, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily related to a relative increase in foreign earnings in 2009 which are subject to lower tax rates, combined with the benefit of the U.S. federal research and development tax credit which is reflected in the tax rate in 2009, but not included in the 2008 tax rate until December 2008 as the credit was reinstated in October 2008 and retroactively extended from January 1, 2008.

In accordance with FIN 48, in the three months ended June 30, 2009, we released $9.8 million in tax reserves to additional paid in capital due to the lapse of statutes of limitation in the U.S., and $0.1 million in tax reserves due to the lapse of a statute of limitation in a foreign jurisdiction. Offsetting the reserve releases was an increase to the tax reserves of $0.8 million related to movement in foreign exchange rates during the quarter. In the six months ended June 30, 2009, an additional reserve release of $0.9 million was recorded in the first quarter related to statute expirations. In the six months ended June 30, 2008, we released a $0.7 million tax reserve due to the lapse of the statute of limitations in Japan. For the three months ended June 30, 2008, there was no material change in the tax reserves under FIN 48. As of June 30, 2009, we have $45.8 million of unrecognized tax benefits compared to $58.0 million at June 30, 2008. We estimate that there will be no material changes in uncertain tax positions in the next 12 months.

We recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2009, we had approximately $4.0 million of accrued interest and penalties related to uncertain tax positions. As of June 30, 2008, we had approximately $3.4 million of accrued interest and penalties related to uncertain tax positions.

We are also subject to the periodic examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities, and in some cases, we have received additional tax assessments. Currently, certain tax years are under audit by the relevant tax authorities, including the beginning of an examination of our U.S. federal tax returns for the calendar years 2006 and 2007 by the IRS. The timing of the resolution of income tax examinations is highly uncertain and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues in the IRS examination could be resolved within the next 12 months, based on the current facts and circumstances, we cannot estimate the timing of such resolution or the range of potential changes as it relates to the unrecognized tax benefits that are recorded as part of our financial statements. We do not expect any material settlements in the next 12 months but the outcome of the examinations is inherently uncertain.

Segment Information

A description of our products and services, as well as selected financial data, for each segment can be found in Note 12 to Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three and six months ended June 30, 2009 and 2008.

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

Video Solutions

	Three Months Ended		Increase (Decrease)	Six Months Ended		Decrease
$ in thousands	June 30, 2009	June 30, 2008		June 30, 2009	June 30, 2008
Revenue	$126,820	$139,800	(9)%	$248,677	$271,103	(8)%
Contribution margin	$59,024	$64,667	(9)%	$115,546	$126,552	(8)%
Contribution margin as % of video solutions revenues	47%	46%	1%	46%	47%	(1)%

Revenues from our Video Solutions segment decreased by $13.0 million or 9% to $126.8 million in the three months ended June 30, 2009 and by $22.4 million or 8% in the six months ended June 30, 2009 as compared to the same periods in 2008. Video Solutions segment revenues include revenues from sales of our video communications and infrastructure product lines.

        Revenue from video communications products, which consisted primarily of our HDX™ and VSX® product families, decreased to $105.0 million for the three months ended June 30, 2009 from $123.3 million in the year ago period, a 15% decrease, primarily due to a decrease in sales volumes as a result of the global economic climate. Sales of our RPX and TPX telepresence solutions were also lower in the second quarter of 2009 as compared to both the second quarter of 2008 and the first quarter of 2009. With the increasing adoption of high definition (HD), our HD products comprised an increasing percentage of the group video units sold. For the second quarter of 2009, over 60% of our video communication product revenues were derived from our high definition HDX products versus our standard definition VSX products. In addition, we introduced new video communications products during the second quarter of 2009, such as our Polycom® CX5000 video solution, which contributed to the sequential growth we experienced in our video communications revenue during the quarter. We believe the return on investment of video may make this segment of our business more resilient than our Voice Communications Solutions segment in the current economic environment; however, in the first half of 2009 we experienced, and may continue to experience, a negative impact on our Video Solutions product revenues due to tightened capital and operating budgets given the current economic environment.

Revenues from our infrastructure products for the three months ended June 30, 2009 were $21.7 million, up 32% from revenues of $16.5 million in the comparable 2008 period, due primarily to increases in our video infrastructure and software revenues, and to a lesser extent voice infrastructure revenues. Voice infrastructure product revenues were essentially zero in the year ago period and made up less than 2% of our infrastructure revenues in the second quarter of 2009. We anticipate that voice infrastructure product revenues will gradually decline, even to zero, in the future as adoption of our unified RMX product offering increases. Growth in our software revenues primarily reflects increased revenues from sales of our Polycom Converged Management Application (CMA™) desktop software application products. Total unit sales of our video infrastructure products increased in the second quarter of 2009 as compared to the same period in 2008, and we continued to see a mix shift toward our newer RMX product lines away from our MGC products, with RMX units comprising the majority of video infrastructure units shipped during the second quarter of 2009.

International revenues, which are defined as revenues outside of Canada and the U.S., accounted for 54% and 56% of our Video Solutions segment revenues for the three months ended June 30, 2009 and 2008, respectively and 55% and 58%, respectively, for the six months ended June 30, 2009 and 2008. During the three months ended June 30, 2009 and 2008, one channel partner accounted for 11% and 12%, respectively, of our total net revenues for our Video Solutions segment. During each of the six months ended June 30, 2009 and 2008, one channel partner accounted for 11% of our total net revenues for our Video Solutions segment. We believe it is unlikely that the loss of any one channel partner would have a long term material adverse effect on consolidated revenues as we believe end-users would likely purchase our Video Solutions products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The contribution margin as a percentage of Video Solutions segment revenues was 47% for the three months ended June 30, 2009 as compared to 46% in the comparable period in 2008. Contribution margins decreased in absolute dollars primarily as a result of lower revenues during the second quarter of 2009 as compared to the same period in 2008. In addition, lower gross margins in the three months ended June 30, 2009 as compared to the same period in 2008 in our video communications product lines were partially offset by higher gross margins in our infrastructure product lines and lower engineering expenses. The decrease in gross margins was primarily due to a shift in product mix toward lower margin products and lower sales volumes of our video communications products. Engineering expenses decreased in both absolute dollars and as a percentage of revenues. Direct marketing expenses remained relatively flat in absolute dollars and as a percent of revenues.

The contribution margin as a percentage of Video Solutions segment revenues was 46% for the six months ended June 30, 2009 as compared to 47% during the same period in 2008. The contribution margin decreased in absolute dollars primarily as a result of lower revenues in the six months ended June 30, 2009 as compared to the same period in 2008. In addition, lower gross margins in the six months ended June 30, 2009 as compared to the same period in 2008 in our video communications product lines were partially offset by higher gross margins in our infrastructure product lines and lower engineering expenses. Direct marketing expenses decreased in absolute dollars and remained relatively flat as a percent of revenues.

Direct marketing and engineering spending in the Video Solutions segment will fluctuate depending upon the timing of new product launches and marketing programs.

Voice Communications Solutions

	Three Months Ended		Decrease		Six Months Ended		Decrease
$ in thousands	June 30, 2009	June 30, 2008			June 30, 2009	June 30, 2008
Revenue	$61,599	$94,045	(35)%		$123,036	$185,193	(34)%
Contribution margin	$22,750	$37,224	(39)%		$46,158	$75,910	(39)%
Contribution margin as % of voice communications revenues	37%	40%	(3	)pts	37%	41%	(4	)pts

Revenues from our Voice Communications Solutions segment for the three months June 30, 2009 decreased 35% over the comparable 2008 period to $61.6 million, due primarily to lower sales volumes of voice communications products, including our circuit-switched, wireless, Voice-over-IP and installed voice product lines. Our Voice Communications Solutions segment revenues are dependent on our partners’ rollouts of IP call management systems and system expansions, and in the current economic climate, product sales in this segment continued to slow in the first half of 2009. Revenues from our Voice Communications Solutions have declined year-over-year in the fourth quarter of 2008 and the first and second quarters of 2009. We believe these declines are primarily a result of the global economic climate and that this business will improve as the economy improves. Our voice communications products do not provide the same return on investment profile that we believe our video solutions products provide to customers who are curtailing travel and other related expenditures in a down economy, making our voice products more susceptible to the current economic downturn.

International revenues, which are defined as revenues outside of Canada and the U.S., accounted for 36% of our Voice Communications segment revenues in each of the three and six months ended June 30, 2009 and 2008. In the three and six months ended June 30, 2009, one channel partner accounted for 16% and 13% respectively, of our Voice Communications Solutions segment revenues. During the three and six months ended June 30, 2008, no one channel partner accounted for more than 10% of our total net revenues for our Voice Communications Solutions segment. We believe it is unlikely that the loss of any one channel partner would have a long term material adverse effect on consolidated revenues as we believe end-users would likely purchase our Voice Communications Solutions products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The contribution margin as a percentage of Voice Communications Solutions segment revenues for the three months ended June 30, 2009 decreased to 37% as compared to 40% in the comparable 2008 period. The decrease in contribution margin was primarily due to lower gross margins during the second quarter of 2009 and an increase in engineering and direct marketing expenses as a percent of revenues. Gross margins decreased primarily as a result of lower sales volumes, particularly in our wireless and circuit-switched product lines, and a shift in product mix toward lower margin products, such as our Voice-over-IP handsets. Engineering and direct marketing expenses decreased in absolute dollars but increased as a percentage of revenues due to the lower revenues in the second quarter of 2009 as compared to the second quarter of 2008.

The contribution margin as a percentage of Voice Communications Solutions segment revenues for the six months ended June 30, 2009 decreased to 37% as compared to 41% in the comparable 2008 period. The decrease in contribution margin was primarily due to lower gross margins during the first six months of 2009, partially offset by decreased engineering and direct marketing expenses. Gross margins decreased primarily as a result of lower revenues, particularly in our wireless and circuit-switched product lines, and a shift in product mix toward lower margin products, such as our Voice-over-IP handsets. Engineering and direct marketing expenses decreased in absolute dollars but increased as a percentage of revenues due to the lower revenues in the first six months of 2009 as compared to the first six months of 2008.

Direct marketing and engineering spending in the Voice Communications Solutions segment will fluctuate depending upon the timing of new product launches and marketing programs.

Services

	Three Months Ended		Increase		Six Months Ended		Increase
$ in thousands	June 30, 2009	June 30, 2008			June 30, 2009	June 30, 2008
Revenue	$42,272	$37,736	12%		$84,388	$74,205	14%
Contribution margin	$20,539	$15,180	35%		$40,046	$31,251	28%
Contribution margin as % of services revenues	49%	40%	9	pts	47%	42%	5	pts

Revenues from our Services segment increased by $4.5 million or 12% to $42.3 million in the three months ended June 30, 2009 and by $10.2 million or 14% to $84.4 million in the six months ended June 30, 2009, as compared to the same periods in 2008. The revenue increase was due primarily to increases in video-related services offset by a slight decrease in voice-related services. Infrastructure-related services were essentially flat year-over-year. Revenues from our video-related services grew year-over-year in spite of the decline in video communications product revenues as a result of long-term maintenance contracts and maintenance renewals from our installed base.

International revenues, or revenues outside of Canada and the U.S., accounted for 38% and 33% of total Services revenues for the three months ended June 30, 2009 and 2008, respectively, and 37% and 32% for the six months ended June 30, 2009 and 2008, respectively. No one customer accounted for more than 10% of our total revenues for our Services segment for the three or six months ended June 30, 2009 or 2008.

Overall, the increase in the Services segment contribution margin as a percentage of Services segment revenues for the three and six months ended June 30, 2009 as compared to the same periods in 2008 is due primarily to increased gross margins and lower operating expenses as a percentage of revenues. Service gross margins increased for the three and six months ended June 30, 2009 as compared to the same periods in 2008 as a result of revenue increasing at a faster pace than related service costs.

Liquidity and Capital Resources

As of June 30, 2009, our principal sources of liquidity included cash and cash equivalents of $198.8 million, short-term investments of $168.5 million and long-term investments of $8.2 million. Substantially all of our short-term and long-term investments are comprised of U.S. government securities, corporate debt securities and corporate preferred equity securities. See Note 8 of Notes to our Condensed Consolidated Financial Statements.

Our total cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries totaled $227.5 million as of June 30, 2009, and the remaining $148.0 million was held in the United States. If we would need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

We generated cash from operating activities totaling $73.6 million in the six months ended June 30, 2009, compared to $75.8 million in the comparable period of 2008. The decrease in cash provided from operating activities for the six months ended June 30, 2009 was due primarily to decreased net income and non-cash expenses, a larger increase in deferred taxes and a decrease in other accrued liabilities. Partially offsetting these negative effects were larger decreases in accounts receivable, a decrease in inventories and prepaid expenses and other assets, an increase in taxes payable and a smaller decrease in accounts payable.

The total net change in cash and cash equivalents for the six months ended June 30, 2009 was an increase of $33.1 million. The primary sources of cash were $73.6 million from operating activities and $15.6 million associated with the exercise of stock options and purchases under the employee stock purchase plan. The primary uses of cash during this period were $23.6 million for purchases of investments, net of sales and maturities, $17.1 million for purchases of property and equipment and $15.4 million for purchases of our common stock. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses and other items (such as depreciation, amortization, the provision for doubtful accounts, inventory write-downs for excess and obsolescence, and non-cash stock based compensation), reductions in trade receivables, inventories and prepaid expenses and other assets and an increase in taxes payable. Partially offsetting the positive effect of these items were net decreases in accounts payable and other accrued liabilities and an increase in deferred taxes.

Our days sales outstanding, or DSO, metric was 44 days at June 30, 2009 and 2008. We expect that DSO will remain in the 40 to 50 day range but could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables which typically have longer payment terms and increases in receivables from service providers and government entities that have longer payment terms of 45 and 60 days, respectively, compared to 30 day terms for many other customers. Inventory turns were 5.1 turns at June 30, 2009. We believe inventory turns will fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a greater mix of ocean freight versus air freight to reduce freight costs.

We enter into foreign currency forward-exchange contracts, which typically mature in one month, to hedge our exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record on the balance sheet at each reporting period the fair value of our forward-exchange contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on contracts are recorded as interest and other income (expense), offsetting transaction gains and losses on the related assets and liabilities. Additionally, our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets, which may have been subject to greater fluctuations and less predictability due to the current credit crisis.

Additionally, we also have a hedging program that uses forward-exchange contracts to hedge against foreign currency fluctuations for a portion of anticipated revenues and operating expenses denominated in the Euro and British Pound as well as operating expenses denominated in Israeli Shekels. At each reporting period, we record the fair value of our unrealized forward contracts on the balance sheet with related unrealized gains and losses as a component of cumulative other comprehensive income, a separate element of stockholders’ equity. Realized gains and losses associated with the effective portion of the forward-exchange contracts are recorded within revenue or operating expense, depending upon the underlying exposure being hedged. Any ineffective portion of a hedging instrument would be recorded as interest and other income (expense). The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. Based upon our outstanding hedge contracts, we anticipate that the hedging benefit to our revenues will likely decrease throughout the remainder of 2009, depending on the future exchange rates of the U.S. dollar versus the Euro and British Pound, which would also have a negative impact on our gross margins.

        From time to time, the Board of Directors has approved plans to purchase shares of our common stock in the open market. During the three months ended June 30, 2009, we purchased approximately 0.4 million shares of our common stock in the open market for cash of $7.4 million. We continue to closely monitor our repurchase program, in light of the current economic environment. As a result, we substantially reduced our share repurchase activity in the first half of 2009 due to the global economic conditions. As of June 30, 2009, we were authorized to purchase up to an additional $207.2 million under the 2008 share repurchase plan. See Note 10 of Notes to our Condensed Consolidated Financial Statements for a discussion of the accounting for our common stock repurchases and the resultant accumulated deficit included in stockholder’s equity in our condensed consolidated balance sheet.

At June 30, 2009, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $110.5 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Consolidated Financial Statements once goods or services have been received or at such time when we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit totaling approximately $1.4 million to secure the leases on some of our offices.

The table set forth below shows, as of June 30, 2009, the future minimum lease payments due under our current lease obligations. Total estimated sublease income in the remainder of 2009 is less than $0.1 million and is netted in the 2009 amounts. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of June 30, 2009 are as follows (in thousands):

	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long - Term Liabilities	Purchase Commitments
Year ending December 31,
Remainder of 2009	$3,512	$836	$—	$108,288
2010	14,920	3,343	1,267	1,428
2011	13,852	2,969	1,772	790
2012	10,105	2,062	1,795	—
2013	5,202	1,047	788	—
Thereafter	12,190	2,499	6,543	—

Total payments	$59,781	$12,756	$12,165	$110,506

As discussed in Note 14 of the Notes to Condensed Consolidated Financial Statements, at June 30, 2009, we have unrecognized tax benefits, including related interest, totaling $45.8 million, none of which is expected to be due within the next 12 months. Payments we make for income taxes may increase during 2009 as our available net operating losses are depleted.

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

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. With the exception of those discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2009, that are of significance or potential significance to us.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and FSP 124-2”), and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107 and APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The adoption these Staff Positions did not have a material impact on our condensed consolidated financial position, results of operations or cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We generally invest excess cash in marketable debt instruments of the U.S. government and its agencies and high-quality corporate debt securities, and by policy, limit the amount of credit exposure to any one issuer. We also invest in corporate preferred equity securities as part of a dividend capture program. These investments in the dividend capture program are typically hedged for interest rate fluctuations, which may not be effective; however, these hedges are generally not significant.

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

A sensitivity analysis was performed on our investment portfolio as of June 30, 2009. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. In prior years the analysis had been performed for the time periods of 6 months and 12 months. In the current year we have modified the analysis to model the effect of an immediate parallel shift in the yield curve. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at June 30, 2009 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS (in thousands):

-150 BPS	-100 BPS	-50 BPS	Fair Value 6/30/2009	+50 BPS	+100 BPS	+150 BPS
$177,222	$177,049	$176,877	$176,704	$176,531	$176,359	$176,186

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

As of June 30, 2009, we had outstanding forward exchange contracts to sell 1.1 million Euros at 1.36, sell 1.9 million British Pounds at 1.75, and buy 3.3 million Israeli Shekels at 3.95. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. As of June 30, 2009, we also had outstanding forward exchange contracts to sell 8.6 million Euros at 1.55, sell 1.0 million British Pounds at 1.94, and buy 16.0 million Israeli Shekels at 3.40 that had maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekels. As of June 30, 2009, we had outstanding foreign exchange contracts to sell 12.5 million Euros at 1.30 and 1.3 million British Pounds at 1.48 and to buy 11.4 million Israeli Shekels at 4.06. These forward exchange contracts, carried at fair value, typically have maturities of less than 360 days. As of June 30, 2009, we also had outstanding foreign exchange contracts to sell 23.2 million Euros at 1.37 and 1.3 million British Pounds at 1.79 and buy 35.4 million Israeli Shekels at 3.81. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days. As a result of our cash flow hedging program, in the first and second quarters of 2008, we reduced operating income by $0.2 million and $0.3 million, respectively, as compared to increasing operating income in the third and fourth quarters of 2008 and the first and second quarters of 2009 by $0.4 million, $2.9 million, $2.3 million and $1.6 million, respectively.

Based on our overall currency rate exposure as of June 30, 2009, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have a positive or negative impact of approximately $15.6 million on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk.

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

There was no change, other than the change discussed below, in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We recently opened a Shared Services Center (“SSC”) in Beijing, China, to perform certain accounting, order entry and other functions previously performed in regional headquarter locations. As a result, certain controls previously performed in other locations are now performed at the SSC.

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

Global economic conditions have materially affected and may continue to materially adversely affect our revenues and harm our business.

Economic conditions worldwide have contributed from time to time to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to these adverse changes in general economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods, including most recently in the first six months of 2009, and have created significant and increasing uncertainty for the future. Despite some recent signs of stabilization, these factors have caused us to continue to be cautious about our future outlook. The current global recession, the continuing credit crisis that has affected worldwide financial markets, the extraordinary volatility in the stock markets, other current negative macroeconomic and global recessionary factors, and uncertainty or further weakening in key vertical or geographic markets, could continue to negatively impact technology spending for our products and services and may materially adversely affect our business, operating results and financial condition.

Further, current global economic conditions have resulted in a tightening in the credit markets, low liquidity levels in many financial markets, and extreme volatility in credit, equity, foreign currency and fixed income markets. These economic conditions negatively impact our business, particularly our future revenue potential, losses on investments and the collectability of our accounts receivable, by causing the inability of our customers to obtain credit to finance purchases of our products and services, customer or partner insolvencies or bankruptcies, decreased customer confidence to make purchasing decisions resulting in delays in their purchasing decisions, decreased customer demand or demand for lower-end products, and decreased customer ability to pay their obligations when they become due to us. For example, our partner Nortel’s bankruptcy filing in January 2009 has negatively impacted our revenues as our level of business with Nortel has been materially lower than that of historical levels.

We believe our voice communications solutions products are more susceptible to general economic conditions than our other products, which has lead to longer sales cycles for our voice products and negative year-over-year growth of revenues in the voice product line. In particular, while we believe that our video product lines may be better able to sustain the impact of current economic conditions and recessionary and other factors, our voice products do not provide the same return on investment profile that we believe our video products provide to customers who are curtailing travel and other related expenditures in a down economy, making our voice products more susceptible to the current economic downturn. Further, although we believe our video solutions products offer a rapid return on investment, tightened corporate budgets and capital expenditures in this economic environment will likely continue to negatively impact our video solutions product revenues, as was the case in the first six months of 2009.

Economic pressures have also caused us to carefully control our expenses through programs such as headcount reductions, reduced discretionary spending, deferral of nonessential projects, suspension of annual salary merit increases, and encouraged paid time-off programs. Although we believe such measures to be prudent given the current economic outlook, certain of these initiatives may cause us to underspend in areas later determined to be essential to the future growth of the business, negatively impact short- and long-term research and development and go-to-market productivity, or negatively impact employee morale and retention and may, as a result, adversely impact our future ability to effectively compete once economic conditions improve. Further, the tightening of our budgets and the cost control measures being taken by us in this period of economic downturn have caused us to defer infrastructure improvement projects, such as software upgrades, which may handicap the growth of our business in future periods. These actions are not necessarily sustainable in the long term and we may need to increase spending in order to maintain and build the business in future periods, which among other factors may negatively impact our operating margins, particularly the reinstatement of merit increases and bonus programs and the elimination of encouraged paid time-off programs.

Our quarterly operating results fluctuate significantly and are not necessarily a good indicator of future performance.

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

•

changes to our sales organization with the recent hiring of a new executive vice president of Global Field Operations and vice president of U.S. Sales, which creates distraction for our sales force and our channel partners, may lead to employee attrition in the sales organization and may materially impact our future revenues and profitability during the transition period;

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

•

the level and mix of inventory that we hold to meet future demand, including the impact of our efforts to decrease inventory and improve inventory turns, which could negatively impact our gross margins as a result of under absorption of our manufacturing costs in any given period;

•	changes in effective tax rates which are difficult to predict due to, among other things, the timing and geographical mix of our earnings and potential new rules and regulations;

•

changes in the underlying factors and assumptions regarding a number of highly complex and subjective variables used in the option-pricing model to determine stock-based compensation which may result in significant variability in the stock-based compensation costs we record, making such amounts difficult to accurately predict;

•	fluctuations in the level of international sales and our exposure to the impact of international currency fluctuations on both revenues and expenses;

•	dependence on third party manufacturers, which would include outside development manufacturers, and the associated manufacturing costs;

•	the impact of increasing costs of freight and components used in the manufacture of our products and the potential negative impact on our gross margins;

•	the magnitude of any costs that we must incur in the event of a product recall or of costs associated with product warranty claims;

•	the impact of seasonality on our various product lines and geographic regions; and

•	adverse outcomes in intellectual property litigation and other matters and the costs associated with asserting and enforcing our intellectual property portfolio.

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

We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our current or future competitors, or our delay in bringing new products to market to compete with competitive products, could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be a reduction in the prices of our products and our competitors’ products, the introduction of additional lower priced competitive products or the introduction of new products or product platforms that render our existing products or technologies obsolete. For example, video infrastructure product revenues declined sequentially in the first and second quarters of 2007 and again in the first and second quarters of 2008, and could decline again in the future. Revenues relating to new product offerings may also be unpredictable. For instance, although we initially saw strong sales of our Polycom CX5000 Unified Conference Station in the second quarter of 2009, there can be no assurance that revenue will remain at those levels or grow in future quarters.

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

We face significant competition in the video solutions industry. For our video conferencing end points, our major competitors include Tandberg, Cisco Systems, Hewlett-Packard and a number of other companies including Aethra, Huawei, LifeSize and Sony, as well as various smaller or new industry entrants. We face competition for sales of our RPX and TPX telepresence solutions and related services from Cisco Systems, Hewlett-Packard, Tandberg, Teleris and others. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, which may result in our having to increase our spending on marketing, and we may not be able to effectively compete against these companies due to their size. In addition, with the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video conferencing products, including companies with greater financial and other resources, greater brand recognition or greater access to top-level executives than we have, or may partner with companies which have more substantial resources and production, sales, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products and to bring their products to market or respond to changing technologies more rapidly than we can, or that may be more adept in responding to rapidly changing market conditions or changing technologies than we are. These factors could negatively impact our video revenues as customers assess such new technologies or wait to make purchases until sales prices for such next generation products fall. Conversely, new product adoption may grow at such rates that we are unable to keep up with increasing demand due to our size, resources, need to establish new partnerships, or other factors. Also, strategic partnerships are regularly being formed and announced by our competitors, which may increase competition and result in increased downward pressure on our product prices. Direct competition for telepresence product sales against larger competitors like Cisco Systems and Hewlett-Packard may also result in increased downward pressure on our product prices, as well as cause us to invest more in sales and marketing in order to compete effectively. Sales of our RPX and TPX products were lower in the second quarter of 2009 than in the first quarter of 2009, which we believe may have been caused by increased competition from companies with greater resources, as well as new competitive products entering the marketplace and which trend may continue in future quarters, potentially adversely affecting our revenues from such product lines.

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

Our video solutions infrastructure products experience significant direct competition from Tandberg, which acquired Codian in August 2007, RADVISION, Cisco Systems, which resells RADVISION’s products, Huawei, and various smaller or new industry entrants. Tandberg’s acquisition of Codian has strengthened their infrastructure product offerings and continues to result in increased competition from Tandberg against our total video solutions offering, and has negatively impacted our video solutions revenues, as well as our market position with respect to video conferencing and infrastructure offerings. Our video solutions infrastructure product revenues declined sequentially from the fourth quarter of 2004 through the second quarter of 2006 as well as in the first and second quarters of 2007 and the first and second quarters of 2008 as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures. Further, we launched our next generation video network system platform (RMX 2000®) in 2007 and introduced enhancements to that platform in February 2009 with the introduction of our RMX 2000® V4.0, and we intend to launch new infrastructure product offerings, including enhancements to existing products, in the future. These new product offerings may be delayed or may not have as much of a positive impact on our video solutions revenues as we anticipate. As a result, we may continue to lose market share with respect to our video solutions infrastructure products, as we have experienced in previous quarters.

The market for voice communications equipment, including voice conferencing and desktop equipment, and wireless voice devices is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. Further, we believe that the market for voice communication products may be more sensitive to economic conditions than our video solutions products as we have seen recently. Although we saw some stabilization in our voice communications business in the second quarter of 2009, it is too early to predict whether or not this business will continue to recover in future quarters. In voice communications solutions, our major conference phone competitors include Aethra, ClearOne Communications, Konftel, Mitel, Yamaha and other companies that offer lower cost, full-duplex speakerphones. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that cost less than our voice communications products. Our major VoIP desktop competitors include Aastra, LG Nortel, Linksys, a division of Cisco Systems, Snom and Thompson, in addition to several low cost manufacturers in Asia and Europe that are emerging. We have also recently introduced a range of high definition VoIP devices from personal speakerphones to executive desktop devices enabling integration with Microsoft Office Communications Server 2007. Some of these products will directly compete with products offered by LG Nortel. In addition, there are PBX and IP Call Manager manufacturers that compete with standards based IP products including Alcatel-Lucent, Avaya, Cisco Systems, Mitel, Nortel and Siemens. A significant portion of our VoIP desktop product revenues come from Internet Telephony Service Providers (or ITSPs) that use a hosted call server platform from one business partner. If that partner were to be acquired by a competitor, or if potential customers for our VoIP desktop products use or move to other platforms, our VoIP desktop revenues could suffer, possibly materially.

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

It is possible that we will see increased competition in all of our product lines to the extent that one or more of our competitors join together either through mutual agreement or acquisitions to form new partnerships to compete against us. Rumored or actual consolidation of our partners and competitors can cause uncertainty and disruption to our business and can cause our stock price to fluctuate. Also, these competitors, either on a stand-alone basis or on a combined basis, could have more substantial financial resources and production, sales, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. Further, the economic downturn may incent partners of ours with whom we do not currently compete to become competitors of ours as a means of growing their business in a difficult economic environment.

We face risks associated with developing and marketing our products, including new product development and new product lines that require a more direct-touch sales model.

Our success depends on our ability to assimilate new technologies in our products and to properly train our channel partners, sales force and end-user customers in the use of those products.

The markets for video solutions and voice communications solutions products are characterized by rapidly changing technology, such as the recent demand for high definition video technology and lower cost video infrastructure products, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, proper positioning of new products in relation to our total product portfolio and their relative pricing, our ability to price our products competitively while maintaining favorable product margins, differentiation of new products from those of our competitors, and market acceptance of these products. Other factors that may affect our success include properly addressing the complexities associated with compatibility issues, channel partner and sales force training, technical and sales support, and field support.

Further, as our product portfolio expanded and as we entered into product lines that require a more direct-touch sales model and more complex negotiations, such as our RPX and TPX product lines, we made key strategic investments in additional sales and marketing personnel in 2008. It has taken time for us to hire additional key sales and marketing talent in such numbers that we believe are required to compete effectively both domestically and internationally and then further time for such new personnel to receive training and to become familiar with our product lines and services. Ultimately, it is possible that our increased investments in this area may not yield the financial results that we hope to achieve from such investments as quickly as anticipated, or at all. In addition, in our high end video solutions, such as telepresence, that typically require direct high touch sales involvement with potential customers, we compete directly with large, multi-national corporations, such as Cisco Systems and Hewlett-Packard, who have substantially greater financial, technical and executive resources than we do, as well as greater name recognition and market presence with many potential customers.

We continually need to educate and train our channel partners to avoid any confusion as to desirability of new product offerings compared to our existing product offerings. During the last few years, we launched several new product offerings, and there is a risk that these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any product until they determine if these products are more desirable products than our other products. We introduced our RMX 2000 and RMX 1000 conferencing platforms, which provide the next generation of conferencing infrastructure and had a negative impact on the sales of our MGC™ media servers and the HDX 4000™, our high definition executive desktop product, which could have a negative impact on sales of our existing executive desktop product. We believe that the anticipation of the announcement of our HDX 8000™ video conferencing product, our high definition video conferencing product for small- to medium-sized conference rooms, temporarily delayed sales of our HDX 9000™ video conferencing product, our high definition video conferencing product intended for larger conference room settings, in the third quarter of 2007. Such delays in purchases could adversely affect our revenues, gross margins and operating results in the period of the delay. In addition, the introduction of new products such as the HDX 7000™ video conferencing product for smaller conference rooms, the HDX 8000 video conferencing product and our latest Polycom CX5000™ Unified Conferencing Station may have an unintended negative effect on sales of and corresponding revenues associated with other video conferencing products such as our VSX and other HDX and telepresence offerings. We and our channel partners must also effectively educate our potential end-user customers about the benefits of video conferencing and the products that we offer and the features available over those of our competitors.

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

We produce highly complex communications equipment, which includes both hardware and software and incorporates new technologies and component parts from different suppliers. Resolving product defect and technology issues could cause delays in new product introduction. Further, some defects may not be detected or cured prior to a new product launch, or may be detected after a product has already been launched and may be incurable or result in a product recall. For example, in the past we have encountered defects with the lithium ion batteries in our wireless products. The occurrence of any of these events has resulted and could in the future result in the failure of a partial or entire product line or a temporary or permanent withdrawal of a product from the market. We may also have to invest significant capital and other resources to correct these problems, including product reengineering expenses and inventory, warranty and replacement costs. These problems might also result in claims against us by our customers or others.

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

A lower than anticipated rate of acceptance of domestic and international markets using the 802.11 standard or the emergence of competing standards may impede the growth of our wireless handsets or, if the market adoption of 802.11 standards occurs more quickly than anticipated, the market for certain other wireless product lines may decline.

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

The market for on-premises wireless telephone systems has not grown as quickly as we anticipated when we acquired SpectraLink. If this market does not grow or grow as quickly as anticipated, our future results of operations could be harmed. In particular, increased demand for our SpectraLink 8000 product depends on the growth of the voice over Wi-Fi-related market. The market for deployment of converged voice and data wireless networks in the general enterprise continues to be immature. We expect that this will remain the case unless that market moves through its acceptance of IP wireless applications, standards adoption increases to reduce complexity, and customers deploy wireless IP access points more fully throughout their enterprise networks in densities required to support wireless voice traffic. Accordingly, the transition to SpectraLink 8000 and its potential impact on sales of our SpectraLink 6000 product are difficult to predict.

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

We have acquired several businesses, which together resulted in goodwill valued at approximately $494.5 million and other purchased intangible assets valued at approximately $55.7 million as of June 30, 2009. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred and may occur in the future as a result of global economic factors make such an impairment more likely to result. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values, as we did in the fourth quarters of 2007 and 2006, when we wrote down certain intangible assets associated with our acquisition of Voyant in the amount of $3.6 million and $1.4 million, respectively. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. To date, due to these and other factors, we have recorded cumulative charges against earnings totaling $21.5 million associated with the impairment of such investments, including $7.4 million in the second quarter of 2007. As of June 30, 2009, our investments in private companies are valued at $2.2 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

We have in the past, and may in the future, as part of acquiring a company or as part of restructuring actions taken to streamline the business, identify redundant facilities. If we identify redundant facilities, we would develop a plan to exit as part of the integration of the businesses or as part of the implementation of the restructuring plan. For example, as of June 30, 2009 we have a remaining liability in the amount of $1.2 million related to facilities we vacated in connection with our acquisition of SpectraLink. This reserve is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, including as a result of the global economic crisis, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

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

Our quarterly revenues and operating results depend in large part upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. For example, in the third and fourth quarters of 2008, we experienced delays in orders from our channel partners, particularly in the last few weeks of the quarter that we believe were attributable to global economic factors. We are also experiencing longer sales cycles in connection with our high end video conferencing solutions sales and our voice solutions products, which could also increase the level of unpredictability and fluctuation in the timing of orders. Further, depending upon the complexity of these solutions, such as telepresence and some video infrastructure products, and the underlying contractual terms, revenue may not be recognized until the product has been accepted by the end-user, resulting in further revenue unpredictability. Moreover, a significant portion of our orders in a given quarter are shipped in the last month of that quarter and sometimes in the last few weeks of the quarter.

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

For instance, integrating acquired product offerings with ours has created confusion among our channel partners in the past and may continue to do so in the future. We will need to continue to devote significant resources to educate and train our channel partners about our product offerings. We have launched our HDX video conferencing products and our RMX conferencing platform, all of which continue to require significant resources and training to educate our channels. Channel confusion could also occur if we do not adequately train or educate the channel on our product families, especially in the cases where we simplify our product offerings by discontinuing one product in order to stimulate growth of a similar product. Ongoing confusion may lead to delays in ordering our products, which would negatively affect our revenues.

Conflicts and competition with our channel partners and strategic partners could hurt sales of our products.

We have various original equipment manufacturer (OEM) agreements with major telecommunications equipment manufacturers, such as Avaya, Cisco Systems and Nortel Networks, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create conflicts with our other channel partners who directly compete with our OEM partners, or could create conflicts among our OEM partners who compete with each other, which could adversely affect revenues from these other channel partners or our OEM partners. Conflicts among our OEM partners could also make continued partnering with these OEM partners increasingly difficult, or our OEM partners, including large competitors such as Cisco Systems, may decide to enter into a new OEM partnership with a company other than us or develop products of their own, or acquire such products through acquisition, that compete with ours in the future, which could adversely affect our revenues and results of operations. Because many of our channel partners also sell equipment that competes with our products, these channel partners could devote more attention to these other products which could harm our business. Further, as we move to a more direct-touch sales model, we may alienate some of our channel partners or cause a shift in product sales from our traditional channel model as these traditional relationships evolve over time. Due to these and other factors, channel conflicts could arise which cause channel partners to devote resources to other non-Polycom communications equipment, or to offer new products from our new and existing competitors, which would negatively affect our business or results of operations. Further, consolidation amongst our channel partners or strategic partners, such as the potential acquisition by Avaya of Nortel Enterprise Solutions, may adversely impact our business as we expect short-term distraction and a potential negative impact on our revenues during the integration of the two companies.

We recently licensed from Microsoft the right to distribute our re-branded Polycom® CX5000 Unified Conference Station in the second quarter of 2009. The Polycom CX5000 contributed to our sequential growth in video communications product revenues in the second quarter of 2009. While we experienced strong sales in the initial quarter of the product launch, such results may not be necessarily indicative of future product sales. Additionally, in the future, Microsoft could decide to enter into similar distribution agreements for this product with companies other than us which could adversely affect our revenues in future periods.

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

Our channel partners are eligible to participate in various incentive programs, depending upon their contractual arrangements with us. As part of these arrangements, we have the right to make changes in our programs and launch new programs as business conditions warrant. Further, from time to time, we may make changes to our channel partner contracts. These changes could upset our channel partners to the extent that they could add competitive products to their portfolios, delay advertising or sales of our products, or shift more emphasis to selling our competitors products, if not appropriately handled. There can be no assurance that our channel partners will be receptive to future changes or that we will receive the positive benefits that we are anticipating in making these program and contractual changes.

Consolidation of our channel partners and strategic partners may result in changes to our overall business relationships, less favorable contractual terms and disruption to our business.

We have seen consolidation among certain of our existing channel partners and strategic partners. In such instances, we may experience changes to our overall business and operational relationships due to dealing with a larger combined entity. Further, our ability to maintain such relationships on favorable contractual terms may be limited. For instance, the combined entity may be successful in negotiating the most favorable contractual terms out of each of their respective contracts, including terms such as credit and acceptance, which are less favorable than those in our existing contracts with each channel partner. Depending on the extent of these changes and other disruption caused to the combined businesses during the integration period, the timing and extent of revenue from these channel partners may be adversely affected. For example, we believe that the recent announcement that Avaya may acquire Nortel Enterprise Solutions, both of which are strategic partners of ours, may adversely impact our business as we expect short-term distraction and a potential negative impact on our revenues during the integration of the two companies.

We are subject to risks associated with the success of the businesses of our channel partners.

Many of our channel partners that carry multiple Polycom products, and from whom we derive significant revenues, are thinly capitalized. Although we perform ongoing evaluations of the creditworthiness of our channel partners, the failure of these businesses to establish and sustain profitability, obtain financing or adequately fund capital expenditures could have a significant negative effect on our future revenue levels and profitability and our ability to collect our receivables. As we have grown our revenues and our customer base, our exposure to credit risk has increased. In addition, global economic uncertainty and recessionary factors, a downturn in technology spending in the United States and other countries, and the current financial services crisis has restricted the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, jeopardizing the collectability of our revenues from such channel partners and negatively impacting our future results as they reorganize or go out of business. For example, our partner Nortel filed for bankruptcy protection in the first quarter of 2009, one of our Asian distributors filed for bankruptcy in the third quarter of 2008 and one of our large European distributors filed for bankruptcy in the fourth quarter of 2007. Since filing bankruptcy, our level of business with Nortel has been materially lower than that of historical levels and the potential acquisition by Avaya could have a further negative impact on revenues.

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

International sales and expenses represent a significant portion of our revenues and operating expenses, and we anticipate that international sales will continue to increase and to account for a significant portion of our revenues for the foreseeable future and that international operating expenses will continue to increase. International sales and expenses are subject to certain inherent risks, including the following:

•	adverse economic conditions in international markets, including the current credit crisis and global recession;

•	potential foreign currency exchange rate fluctuations, including the recent volatility of the U.S. dollar, and the impact of our underlying hedging programs;

•	unexpected changes in regulatory requirements and tariffs;

•	difficulties in staffing and managing foreign operations;

•	difficulties in competing effectively for international sales against international competitors;

•	longer payment cycles;

•	problems in collecting accounts receivable;

•	potentially adverse tax consequences;

•	the near and long-term impact of the instability in the Middle East or other hostilities;

•	disruptions in business due to natural disasters, quarantines or other disruptions associated with infectious diseases or other events beyond our control; and

•	adverse economic impact of terrorist attacks and incidents and any military response to those attacks.

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

Although to date, a substantial majority of our international sales have been denominated in U.S. currency, we expect that a growing number of sales will be denominated in non-U.S. currencies as more international customers request billing in their currency. We maintain local currency pricing in the European Union and the United Kingdom whereby we price and invoice our products and services in Euros and British Pounds. In addition, some of our competitors currently invoice in foreign currency, which could be a disadvantage to us in those markets where we do not. Further, with the recent credit crisis and volatility of the U.S. dollar against other currencies in the second half of 2008, our products have become more expensive for our partners whose purchases are denominated in U.S. dollars, which may further disadvantage us relative to our competitors or negatively impact our margins. Our international operating expenses are denominated in foreign currency. As a result of these factors, we expect our business will be significantly more vulnerable to currency fluctuations, which could adversely impact our results of operations. These currency fluctuations would be recorded in Interest and Other Income (Expense) in our Consolidated Statements of Operations. We will continue to evaluate whether to, and are likely to decide to, expand the type of products we sell in selected foreign currencies in addition to the Euro and British Pound or may, for specific customer situations, choose to sell our products in foreign currencies, thereby further increasing our foreign exchange risk.

While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, we from time to time engage in currency hedging activities to mitigate currency fluctuation exposure. As a result, our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, Interest and Other Income (Expense) has become less predictable and more difficult to forecast. For example, in the first six months of 2009, the Company incurred $0.4 million in hedging costs compared to no hedging costs in the first six months of 2008, resulting in significant movements in our Interest and Other Income (Expense) year over year. Due to the denomination of our European product sales in Euros and of our

United Kingdom product sales in British Pounds, we have increased our hedging activity. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. Based upon our outstanding hedge contracts, we anticipate that the benefit to our revenues will likely decrease throughout the remainder of 2009, depending on the future exchange rates of the U.S. dollar versus the Euro and the British Pound, which would also have a negative impact on our gross margins. For example, as a result of our cash flow hedging program, in the first and second quarters of 2008, we reduced operating income by $0.2 million and $0.3 million, respectively, as compared to increasing operating income in the third and fourth quarters of 2008 and the first and second quarters of 2009 by $0.4 million, $2.9 million, $2.3 million, and $1.6 million respectively. In addition, significant adverse changes in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country, as discounts may be temporarily or permanently affected.

Difficulties we may encounter managing a substantially larger business could adversely affect our operating results.

If we fail to successfully attract and retain qualified personnel, our business will be harmed.

Our future success will depend in part on our continued ability to hire, assimilate and retain qualified personnel, including the retention of key sales personnel as we experience transition under new sales leadership. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel. In addition, the success of the recent expansion of our sales force is also dependent upon their ability to achieve certain productivity levels in an acceptable timeframe and any inability to do so could be disruptive to our business and have a material adverse impact on our operating results. For instance, we believe that execution by the sales team in the third quarter of 2007 was adversely impacted by distraction caused in part by the shift to a direct-touch sales model, as well as due to the ongoing integration of the SpectraLink operations at that time. Given the decrease in our stock price, the equity incentives of our employees have significantly decreased in value. This decline may create difficulty in retaining employees who may choose to seek new employment with corresponding new higher value equity grants, and any attempt to grant new or higher value equity to retain employees may create dilution for current investors.

From time to time, we may also decide to replace certain key personnel or we may make changes in certain senior management positions, particularly as we continue to grow in terms of size and complexity, or make organizational changes such as we did in 2007 when we created the Video Solutions organization, through the combination of our Video and Network Systems divisions. Most recently, in July 2009, we announced the hiring of a new executive vice president of Global Field Operations and vice president of U.S. Sales, which creates distraction for our sales force and our channel partners, may lead to employee attrition in the sales organization and may materially impact our future revenues and profitability during the transition period. Such transitions may be disruptive to the affected function and our business, possibly on a longer term basis than we expect, particularly as the sales team, many of whom have not worked together previously, learns to work together effectively, and could divert management’s attention from other ongoing business concerns, or as we continue to have changes in key sales personnel, which may result in continued disruptions to the business. Further, we may not experience the operating efficiencies in product planning, research, and development or sales productivity that any reorganizations within the sales organization are intended to achieve.

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

In the case of the video network operations center (VNOC) services we provide to users of our telepresence products, we are dependent upon third party suppliers for such services. In the event that any such supplier is acquired by a competitor or faces financial difficulty, such event creates a risk of VNOC service discontinuity for our customers while we search for a replacement provider and may materially adversely affect our ability to sell our telepresence products.

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

We subcontract the manufacture of our voice products, including our wireless products, and video product lines to Celestica, a third-party contract manufacturer. We use Celestica’s facilities in Thailand, China and Singapore, and should there be any disruption in services due to natural disaster, terrorist acts, quarantines or other disruptions associated with infectious diseases, or other similar events, or economic or political difficulties in any of these countries or Asia or any other reason, such disruption would harm our business and results of operations. While we have begun to develop secondary manufacturing sources for certain products, Celestica’s facilities are currently the manufacturer for substantially all of these products, which means we are essentially sole-sourced for the manufacturing of such products, and if Celestica experiences an interruption in operations, suffers from capacity constraints, which may include constraints based on production demands from us as we grow our business, or is otherwise unable to meet our current or future production requirements we would experience a delay or inability to ship our products, which would have an immediate negative impact on our revenues. Moreover, any incapacitation of any of our or our subcontractors’ manufacturing sites due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

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

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities, interest rate changes, the ongoing strength and quality of the global credit market and liquidity. All of the securities in our investment portfolio are investment-grade rated, but the instability of the credit market could impact those ratings and our decision to hold these securities, if they do not meet our minimum credit rating requirements. If we should decide to sell such securities, we may suffer losses in principal value that have significantly declined in value due to the declining credit rating of the securities and the ongoing strength, quality and liquidity of the preferred equity’s market and the global financial markets as a whole. For example, in the second quarter of 2009, we incurred a loss of $0.6 million related to the sale of preferred equity securities. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments. For example, in the third quarter of 2008, we recognized losses totaling $0.9 million for investments we considered to be other than temporarily impaired. With the current instability in the financial markets, we could incur significant realized or other than temporary impairment losses associated with certain of our investments which would reduce our net income. We may also incur further temporary impairment charges requiring us to record additional unrealized loss in accumulated other comprehensive income. In addition, the recent decrease in interest rates has adversely impacted the return we receive on our investments.

A significant portion of our net revenue and expenses are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily currencies in Europe and Asia. As a response to the risks of changes in value of foreign currency denominated transactions, we may enter into foreign currency forward contracts or other instruments, the majority of which have a maturity date greater than one year. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business. The translation of these foreign currency denominated transactions will impact net revenues, operating expenses and net income as a result of fluctuations in the U.S. dollar against foreign currencies. Accordingly, such amounts denominated in foreign currencies may fluctuate in value and produce significant earnings and cash flow volatility. For example, as a result of our cash flow hedging program, in the first and second quarters of 2008, we reduced operating income by $0.2 million and $0.3 million, respectively, as compared to increasing operating income in the third and fourth quarters of 2008 and the first and second quarters of 2009 by $0.4 million, $2.9 million, $2.3 million and $1.6 million, respectively.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that our internal control over financial reporting was effective as of December 31, 2008, we must continue to monitor and assess our internal control over financial reporting. In addition, our control framework may suffer if we are unable to adapt our control framework appropriately as we continue to grow our business. For instance, we recently opened a Shared Services Center (“SSC”) in Beijing, China, to perform certain accounting, order entry and other functions previously performed in regional headquarter locations. If the controls we put in place with respect to the SSC fail to operate effectively, our control framework could suffer or be considered ineffective. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

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

The Company is also subject to the periodic examination of its income tax returns by the Internal Revenue Service and other tax authorities, and in some cases, we have received additional tax assessments. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. We may underestimate the outcome of such examinations which, if significant, would have a material adverse effect on the Company’s net income and financial condition.

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

Over the past few years, we initiated significant investments in EMEA and Asia to expand our business in these regions. In EMEA and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our revenues, accounts receivable balances will likely increase as compared to previous years. Although from time to time we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepay discounts, these additional incentives have lowered our profitability. In addition, the recent economic crisis, economic uncertainty or a downturn in technology spending in the United States and other countries has restricted the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy. For example, our partner Nortel filed for bankruptcy in the first quarter of 2009, one of Asian distributors filed for bankruptcy in the third quarter of 2008, and one of our large European distributors filed for bankruptcy in the fourth quarter of 2007. Either a delay in collections or bankruptcy would harm our cash flow and days sales outstanding performance.

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

•	the announcement of new products, product enhancements or acquisitions by us or by or of our competitors;

•	technological innovations by us or our competitors;

•	quarterly variations in our results of operations;

•	general market conditions or market conditions specific to technology industries; and

•	domestic and international macroeconomic factors, such as the credit crisis and recession currently being experienced in the United States and internationally.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity during the quarter ended June 30, 2009:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
4/1/09 to 4/30/09	4,318	$16.04	—	$214,569,000
5/1/09 to 5/31/09	423,874	$17.58	421,137	$207,165,000
6/1/09 to 6/30/09	36	$20.80	—	$207,165,000

Total	428,228	$17.57	421,137

(1)	Includes 7,091 of shares repurchased in April, May and June 2009 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)	In May 2008, the Company’s Board of Directors approved a new share repurchase plan under which the Company at its discretion may purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“2008 share repurchase plan”). As of June 30, 2009, the Company was authorized to purchase up to an additional $207.2 million of shares in the open market under the 2008 share repurchase plan. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2008 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company distributed, on or about April 23, 2009, its Definitive Proxy Statement and Annual Report to Stockholders to each stockholder of record on April 10, 2009, for its Annual Meeting of Stockholders held May 27, 2009 (the “Annual Meeting”). At the Company’s Annual Meeting, the stockholders were asked to consider three proposals.

The first proposal involved the election of directors. The existing Board of Directors nominated eight nominees recommended by the Corporate Governance and Nominating Committee of the Board of Directors, all of whom were then serving as directors of the Company. The nominees of the Board were all re-elected and the voting results with respect thereto were:

Name	Votes For	Votes Withheld
Robert C. Hagerty	74,912,134	1,728,413
Michael R. Kourey	71,746,205	4,894,342
Betsy S. Atkins	73,758,812	2,881,735
David G. DeWalt	75,402,205	1,238,342
John A. Kelley Jr.	75,730,128	910,419
D. Scott Mercer.	75,035,394	1,605,153
William A. Owens.	75,396,101	1,244,446
Kevin T. Parker.	75,745,111	895,436

The second proposal concerned the approval of amendments to our 2004 Equity Incentive Plan (the “2004 Plan”) and 1996 Stock Incentive Plan to allow for a one-time stock option exchange program; increase the number of shares of our common stock reserved for issuance under the 2004 Plan by 3,600,000 shares; provide for flexible share counting between stock options and other full value equity awards under the 2004 Plan; and make certain other clarifying amendments. The results were:

For:	52,492,405
Against:	19,466,134
Abstentions:	148,546
Broker Non-Votes:	4,533,462

The third proposal concerned the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. The results were:

For:	76,011,571
Against:	608,346
Abstentions:	20,630
Broker Non-Votes:	0

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6.	EXHIBITS

Exhibit No.	Description
10.1	Offer Letter dated June 8, 2009, by and between Andrew Miller and the Company.

10.2	Severance Agreement, effective as of July 1, 2009, by and between Andrew Miller and the Company.

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 31, 2009

POLYCOM, INC.

/s/ ROBERT C. HAGERTY
Robert C. Hagerty
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL R. KOUREY
Michael R. Kourey
Senior Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)

/s/ LAURA J. DURR
Laura J. Durr
Vice President and Worldwide Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Offer Letter dated June 8, 2009, by and between Andrew Miller and the Company.

10.2	Severance Agreement, effective as of July 1, 2009, by and between Andrew Miller and the Company.

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.