Form 10-Q
period 2009-09-30
POLYCOM INC
filed 2009-10-30
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

There were 84,393,737 shares of the Company’s Common Stock, par value $.0005, outstanding on October 16, 2009.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$244,517	$165,669
Short-term investments	151,843	152,407
Trade receivables, net of allowance for doubtful accounts of $3,543 and $3,288 at September 30, 2009 and December 31, 2008 respectively	124,678	126,497
Inventories	69,358	89,730
Deferred taxes	25,203	29,295
Prepaid expenses and other current assets	29,750	34,207

Total current assets	645,349	597,805
Property and equipment, net	79,041	77,294
Long-term investments	11,626	6,420
Goodwill	496,112	495,083
Purchased intangibles, net	51,261	65,369
Deferred taxes	23,184	19,415
Other assets	13,112	16,298

Total assets	$1,319,685	$1,277,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$58,262	$57,731
Accrued payroll and related liabilities	19,657	28,711
Deferred revenue	76,606	69,238
Other accrued liabilities	50,160	58,402

Total current liabilities	204,685	214,082
Non-current liabilities
Deferred revenue	43,159	43,285
Taxes payable	28,575	35,878
Deferred taxes	2,763	2,638
Other non-current liabilities	12,151	13,459

Total non-current liabilities	86,648	95,260

Total liabilities	291,333	309,342
Stockholders’ equity
Common stock, $0.0005 par value; Authorized: 175,000,000 shares; Issued and outstanding: 84,319,497 shares at September 30, 2009 and 83,314,500 shares at December 31, 2008	40	40
Additional paid-in capital	1,055,570	1,008,460
Cumulative other comprehensive income (loss)	(2,421)	4,683
Accumulated deficit	(24,837)	(44,841)

Total stockholders’ equity	1,028,352	968,342

Total liabilities and stockholders’ equity	$1,319,685	$1,277,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues:
Product revenues	$198,955	$235,397	$570,668	$691,693
Service revenues	44,064	40,379	128,452	114,584

Total revenues	243,019	275,776	699,120	806,277

Cost of revenues:
Cost of product revenues	84,288	95,249	242,778	283,383
Cost of service revenues	20,509	19,509	60,569	57,527

Total cost of revenues	104,797	114,758	303,347	340,910

Gross profit	138,222	161,018	395,773	465,367

Operating expenses:
Sales and marketing	70,819	81,562	203,605	231,465
Research and development	29,004	34,456	85,532	105,891
General and administrative	13,556	16,101	39,873	46,023
Acquisition-related integration costs	—	—	—	162
Amortization of purchased intangibles	1,446	1,775	4,344	5,412
Restructuring costs	4,632	4,382	11,476	8,836
Litigation reserves and payments	700	—	700	7,401

Total operating expenses	120,157	138,276	345,530	405,190

Operating income	18,065	22,742	50,243	60,177
Interest and other income (expense), net	(637)	(689)	(1,995)	4,493

Income before provision for income taxes	17,428	22,053	48,248	64,670
Provision for income taxes	3,722	4,111	11,192	14,680

Net income	$13,706	$17,942	$37,056	$49,990

Basic net income per share	$0.16	$0.21	$0.44	$0.58

Diluted net income per share	$0.16	$0.21	$0.44	$0.57

Weighted average shares outstanding for basic net income per share calculation	84,189	84,278	83,855	86,387
Weighted average shares outstanding for diluted net income per share calculation	86,199	86,194	85,168	88,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net income	$37,056	$49,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,931	20,620
Amortization of purchased intangibles	14,405	15,779
Provision for doubtful accounts	247	570
Provision for excess and obsolete inventories	3,124	2,510
Non-cash stock-based compensation	21,772	30,212
Excess tax benefits from stock-based compensation	(1,638)	(4,487)
Write down of investments other than temporarily impaired	—	921
Loss on disposal of property and equipment	90	102
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	1,572	4,395
Inventories	17,248	(23,542)
Deferred taxes	1,460	1,447
Prepaid expenses and other assets	213	(9,131)
Accounts payable	531	(8,935)
Taxes payable	2,974	(1,278)
Other accrued liabilities	(10,974)	36,995

Net cash provided by operating activities	113,011	116,168

Cash flows from investing activities:
Purchases of property and equipment	(25,994)	(35,287)
Purchases of investments	(408,413)	(313,695)
Proceeds from sale and maturity of investments	400,087	278,888

Net cash used in investing activities	(34,320)	(70,094)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	33,958	51,854
Purchase and retirement of common stock	(35,439)	(222,458)
Excess tax benefits from stock-based compensation	1,638	4,487

Net cash provided by (used in) financing activities	157	(166,117)

Net increase (decrease) in cash and cash equivalents	78,848	(120,043)
Cash and cash equivalents, beginning of period	165,669	279,560

Cash and cash equivalents, end of period	$244,517	$159,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2009, the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended September 30, 2009 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company has performed an evaluation of subsequent events through October 29, 2009, which is the date the financial statements were issued.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). With the exception of those discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, that are of significance or potential significance to us.

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification” or “ASC”), the authoritative guidance for GAAP. The Codification is the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009 and the Company has incorporated the current Codification in this Form 10-Q. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is currently assessing the potential effect, if any, on its financial statements.

In September 2009, an update was made to “Fair Value Measurements and Disclosures – Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in “Financial Services-Investment Companies” as of the reporting entity’s measurement date (measurement of all or substantially all of the underlying investments of the investee in accordance with the “Fair Value Measurements and Disclosures” guidance). The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This update will be effective for the company beginning October 1, 2009. Management is currently evaluating the effect that adoption of this update will have, if any, on the Company’s consolidated financial position and results of operations when it becomes effective.

In August 2009, the FASB issued additional authoritative guidance for the fair value measurement of liabilities. The guidance is effective for the first reporting period (including interim periods) beginning after issuance. We will apply the guidance in the fourth quarter of fiscal 2009. The adoption of the guidance is not expected to have any significant impact on the Company’s condensed consolidated financial statements or related footnotes.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for the Company beginning January 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company believes adoption of this new guidance will not have a material impact on its financial statements.

In December 2007 the FASB issued authoritative guidance on accounting for business combinations, which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company believes this guidance will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the January 1, 2009 effective date.

3. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment (in thousands):

	Video Solutions	Voice Communications Solutions	Services Segment	Total
Balance at December 31, 2008	$269,721	$134,750	$90,612	$495,083
Foreign currency translation	(3)	1,350	359	1,706
Changes in fair value of assets acquired and liabilities assumed	(309)	(254)	(114)	(677)

Balance at September 30, 2009	$269,409	$135,846	$90,857	$496,112

The following table presents details of the Company’s total purchased intangible assets as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009			December 31, 2008
Purchased Intangible Assets	Gross Value	Accumulated Amortization and Impairment	Net Value	Gross Value	Accumulated Amortization and Impairment	Net Value
Core and developed technology	$109,178	$(77,392)	$31,786	$109,178	$(67,952)	$41,226
Patents	14,068	(14,068)	—	14,068	(14,068)	—
Customer and partner relationships	44,625	(31,713)	12,912	44,625	(28,951)	15,674
Trade name	10,021	(4,759)	5,262	10,021	(3,940)	6,081
Other	4,862	(3,561)	1,301	4,862	(2,474)	2,388

Total	$182,754	$(131,493)	$51,261	$182,754	$(117,385)	$65,369

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the three and nine months ended September 30, 2009, the Company recorded amortization expense related to purchased intangibles of $1.4 million and $4.3 million, respectively, which is included in “Amortization of purchased intangibles” in the condensed consolidated statement of operations. For the three and nine months ended September 30, 2008, the Company recorded amortization expense related to purchased intangibles of $1.8 million and $5.4 million, respectively, which is included in “Amortization of purchased intangibles” in the condensed consolidated statement of operations. The Company recorded approximately $3.4 million and $10.1 million during the three and nine months ended September 30, 2009, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the Condensed Consolidated Statement of Operations. The Company also recorded approximately $3.4 million and $10.3 million during the three and nine months ended September 30, 2008, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the Condensed Consolidated Statement of Operations. Amortization of intangibles is not allocated to the Company’s segments.

The estimated future amortization expense of purchased intangible assets as of September 30, 2009 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2009	$4,835
2010	19,265
2011	14,426
2012	9,947
2013	1,870

Total	$50,343

Purchased intangibles includes a purchased trade name intangible of $0.9 million with an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is not amortized but is reviewed for impairment annually or sooner under certain circumstances.

4. ACQUISITION-RELATED INTEGRATION COSTS AND LIABILITIES

The following table summarizes the activity of the Company’s acquisition-related restructuring liabilities and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits
Balance at December 31, 2008	$1,963	$129
Additions to the reserve	57	—
Cash payments and other usage	(187)	(58)
Release of reserve	(184)	(71)

Balance at September 30, 2009	$1,649	$—

The Company had approximately $0.5 million and $0.6 million in acquisition-related reserves classified as current liabilities at September 30, 2009 and December 31, 2008, respectively. Approximately $1.2 million and $1.5 million of acquisition-related reserves were classified as long term liabilities at September 30, 2009 and December 31, 2008, respectively.

Facility Closings

The Company’s facility closings liability at September 30, 2009 relates to liabilities of $1.6 million associated with the SpectraLink acquisition as a result of plans to vacate three vacant facilities, as well as one vacant facility from the PictureTel acquisition. During the nine months ended September 30, 2009, the Company recorded a net decrease of $0.2 million to the restructuring related to these facility closings.

Severance and Related Benefits

During 2007, the Company recorded a liability of $7.0 million for severance and related benefits as part of the liabilities assumed in the acquisition of SpectraLink as a result of establishing a plan to involuntarily terminate or relocate certain general and administrative and manufacturing positions. During the nine months ended September 30, 2009, the Company released the final $0.1 million of the liability balance against the restructuring reserve.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. RESTRUCTURING COSTS

During the three months ended September 30, 2009 and 2008, the Company recorded $4.6 million and $4.4 million, respectively, related to restructuring actions that resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams. During the nine months ended September 30, 2009 and 2008, the Company recorded $11.5 million and $8.8 million, respectively, related to these actions.

During the third quarter of 2009, the Company committed to a restructuring plan to realign and reinvest resources in the strategic growth areas of the business. The Company plans to eliminate those positions that are not aligned with the go-to-market structure under our new sales leadership and reallocate resources to growth areas. The plan initially included the elimination of approximately three percent of the Company’s global workforce and we expected to record restructuring charges resulting from these actions totaling between approximately $5 million and $6 million. The Company has identified additional headcount reductions as part of this plan which brings the total headcount elimination to approximately four percent of the Company’s global workforce and will result in total restructuring charges of approximately $8.5 million, of which $4.6 million was recorded in the third quarter of 2009 and the remaining charges will be recorded in the fourth quarter of 2009. All amounts will be paid in cash through the second quarter of 2010. These charges and payments primarily related to severance and other employee termination benefits.

In addition to the actions taken in the third quarter of 2009, the Company eliminated certain positions during the first and second quarters of 2009 related to eliminating approximately six percent of our workforce at the beginning of the year, as well as consolidating certain functions in our shared services center in Beijing, China. As a result of these actions, the Company recorded restructuring charges of $6.9 million and made cash expenditures totaling $5.7 million during the nine months ended September 30, 2009, primarily related to severance and other employee termination benefits. The majority of the remaining cash expenditures are expected to be paid by the end of 2009.

In 2008, management approved various plans for eliminating certain positions throughout the Company. These actions were intended to streamline and focus our efforts and more properly align our cost structure with projected revenue streams. These actions included additional reductions in the third quarter of 2008. As a result of these recent actions, the Company expected to record charges totaling $3.4 million for severance and other employee termination benefits, all of which was recorded during the three months ended September 30, 2008. In addition, the Company recorded additional charges totaling approximately $1.0 million related to actions taken during the first and second quarters of 2008.

The following table summarizes the status of the Company’s restructure reserves (in thousands):

Severance and Related Benefits
Balance at December 31, 2008	$1,783
Additions to the reserve	11,467
Cash payments and other usage	(9,182)

Balance at September 30, 2009	$4,068

6. BALANCE SHEET DETAILS

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$5,574	$5,040
Work in process	1,270	1,356
Finished goods	62,514	83,334

	$69,358	$89,730

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Deferred revenues consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Short-term:
Service	$70,849	$62,746
Product	4,221	5,022
License	1,536	1,470

	$76,606	$69,238

Long-term:
Service	$31,164	$29,225
Product	1,670	2,685
License	10,325	11,375

	$43,159	$43,285

The deferred license revenue relates to the Codian agreement discussed in Note 15.

Other accrued liabilities consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Accrued expenses	$10,940	$12,277
Accrued co-op expenses	6,486	10,507
Restructuring and acquisition related reserves	4,661	2,408
Warranty obligations	9,365	11,167
Derivative liability	8,648	10,785
Sales tax payable	1,078	753
Employee stock purchase plan withholding	2,134	5,438
Other accrued liabilities	6,848	5,067

	$50,160	$58,402

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the periods are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Balance at beginning of period	$9,240	$11,556	$11,167	$10,538
Accruals for warranties issued during the period	4,531	4,868	12,151	15,258
Cost of providing warranty during the period	(4,406)	(5,047)	(13,953)	(14,419)

Balance at end of period	$9,365	$11,377	$9,365	$11,377

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on most of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Deferred maintenance revenue of $70.8 million and $62.7 million is short-term and is included as a component of “Deferred revenue” as of September 30, 2009 and December 31, 2008, respectively, and $31.2 million and $29.2 million is long-term and is included in “Long-term deferred revenue” as of September 30, 2009 and December 31, 2008, respectively, on the condensed consolidated balance sheets. Changes in deferred maintenance revenue for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Balance at beginning of period	$98,983	$83,041	$91,971	$77,082
Additions to deferred maintenance	40,756	38,375	119,349	106,745
Amortization of deferred maintenance revenue	(37,726)	(33,586)	(109,307)	(95,997)

Balance at end of period	$102,013	$87,830	$102,013	$87,830

The cost of providing maintenance services for the three and nine months ended September 30, 2009 was $19.7 million and $57.9 million, respectively. The cost of providing maintenance services for the three and nine months ended September 30, 2008 was $18.7 million and $55.2 million, respectively.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. INVESTMENTS AND FAIR VALUE MEASUREMENTS:

The Company had cash and cash equivalents of $244.5 million and $165.7 million at September 30, 2009 and December 31, 2008, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government securities and corporate debt securities. At September 30, 2009, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt and equity securities and also has strategic investments in private and public companies which are summarized as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at September 30, 2009:
Investments—Short-term:
U.S. government securities	$99,460	$73	$(1)	$99,532
Corporate debt securities	7,550	19	—	7,569
Corporate preferred equity securities	53,138	5	(8,401)	44,742

Total investments – short-term	$160,148	$97	$(8,402)	$151,843

Investments—Long-term:
U.S. government securities	$5,003	$99	$—	$5,102
Corporate debt securities	6,495	29	—	6,524

Total investments – long-term	$11,498	$128	$—	$11,626

Investments—privately-held companies	$2,194	$—	$—	$2,194

Balances at December 31, 2008:
Investments—Short-term:
U.S. government securities	$83,956	424	$—	$84,380
Corporate debt securities	18,204	34	(70)	18,168
Corporate preferred equity securities	54,857	641	(5,639)	49,859

Total investments – short-term	$157,017	$1,099	$(5,709)	$152,407

Investments—Long-term:
U.S. government securities	$5,006	$178	$—	$5,184
Corporate debt securities	1,292	—	(56)	1,236

Total investments – long-term	$6,298	$178	$(56)	$6,420

Investments—privately-held companies	$2,194	$—	$—	$2,194

As of September 30, 2009, the Company’s total cash and cash equivalents and investments held in the United States totaled $165.9 million with the remaining $242.1 million held outside of the United States in various foreign subsidiaries.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses of our investments, including those that are categorized as cash equivalents, with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2009 and December 31, 2008 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2009:
U.S. government securities	$1,151	$(1)	$—	$—	$1,151	$(1)
Corporate preferred equity securities	42,857	(8,401)	—	—	42,857	(8,401)

Total investments	$44,008	$(8,402)	$—	$—	$44,008	$(8,402)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2008:
Corporate debt securities	$10,522	$(126)	$—	$—	$10,522	$(126)
Corporate preferred equity securities	36,701	(5,639)	—	—	36,701	(5,639)

Total Investments	$47,223	$(5,765)	$—	$—	$47,223	$(5,765)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary. If the decline in fair value is considered to be other than temporary, the cost basis of the individual security is written down to its fair value as a new cost basis, and the amount of the write-down is accounted for as a realized loss and included in earnings. During the three and nine months ended September 30, 2009, the Company determined that there were no investments in its portfolio that were other-than temporarily impaired. During the three months ended September 30, 2008, the Company determined that certain corporate preferred equities in its portfolio were other-than temporarily impaired, which resulted in a write down of approximately $0.9 million, which is included in “Other income (loss), net” in the accompanying condensed consolidated statement of operations for the three and nine month periods ended September 30, 2008.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to their estimated net realizable value when indications exist that these investments have been impaired. These investments are recorded in “Other assets” in our condensed consolidated balance sheets.

Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As the basis for considering such assumptions, a three-tier value hierarchy prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, including our marketable securities and foreign currency contracts.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of September 30, 2009, our fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments (89%), corporate bonds (4%), commercial paper (4%) and money market funds (3%). Included in available-for-sale securities is approximately $123.7 million of cash equivalents, which consist of investments with maturities of three months or less and include money market funds.

Our non-fixed income available-for-sale securities represent preferred stocks and puts on treasury bond futures as part of a dividend recapture program that generates capital gains to offset capital losses.

The principal market where we execute our foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The Company’s foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs at September 30, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
(in thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed Income available-for-sale securities (a)	$242,472	$6,152	$236,320
Non-fixed income available-for-sale securities (a)	$44,742	—	$44,742
Foreign currency forward contracts (b)	$4,938	—	$4,938
Liabilities:
Foreign currency forward contracts (c)	$8,648	—	$8,648

(a)	Included in cash and cash equivalents and short and long-term investments on our consolidated balance sheet.
(b)	Included in short-term derivative asset on our consolidated balance sheet.
(c)	Included in short-term derivative liability on our consolidated balance sheet.

9. FOREIGN CURRENCY DERIVATIVES

The Company maintains a foreign currency risk management program that is designed to reduce the volatility of the Company’s economic value from the effects of unanticipated currency fluctuations. International operations generate both revenues and costs denominated in foreign currencies. The Company’s policy is to hedge significant foreign currency revenues and costs to improve margin visibility and reduce earnings volatility associated with unexpected changes in currency.

Non-Designated Hedges

The Company hedges its net foreign currency monetary assets and liabilities primarily resulting from foreign currency denominated revenues and expenses with forward foreign exchange contracts to reduce the risk that the Company’s earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments are carried at fair value with changes in the fair value recorded as interest and other income (expense), net. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset remeasurement gains and losses on the hedged assets and liabilities. The Company executes non-designated foreign exchange forward contracts primarily denominated in Euros, British Pounds and Israeli Shekels.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at September 30, 2009 of the outstanding non-designated hedges (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	4,528	$6,490	Buy	4,284	$5,893	Buy
Euro	5,519	$8,048	Sell	14,944	$20,557	Sell
British Pound	506	$725	Buy	3,405	$5,927	Buy
British Pound	2,503	$4,132	Sell	4,701	$8,184	Sell
Israeli Shekel	2,735	$720	Sell	14,451	$4,138	Buy

The following table shows the effect of the Company’s non-designated hedges in the condensed consolidated statement of operations for the nine months ended September 30, 2009 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign exchange contracts	Interest and other income (expense), net	$(1,194)

Cash Flow Hedges

The Company’s foreign exchange risk management program objective is to reduce volatility in the Company’s economic value from unanticipated foreign currency fluctuations. The Company designates forward contracts as cash flow hedges of foreign currency revenues and expenses, primarily the Euro, British Pound and Israeli Shekel. All foreign exchange contracts are carried at fair value on the balance sheet and the maximum duration of foreign exchange forward contracts do not exceed thirteen months. Speculation is prohibited by policy.

To receive hedge accounting treatment under ASC 815, Derivatives and Hedging, all cash flow hedging relationships are formally designated at hedge inception, and tested both prospectively and retrospectively to ensure the forward contracts are highly effective in offsetting changes to future cash flows on the hedged transactions. The Company records effective spot to spot changes in these cash flow hedges in cumulative other comprehensive income (loss) until they are reclassified to revenue, cost of goods sold or operating expenses together with the hedged transaction. The time value on forward contracts is excluded from effectiveness testing and recorded to interest and other income (expense) over the life of the contract together with any ineffective portion of the hedge.

The following tables show the effect of the Company’s derivative instruments designated as cash flow in the condensed consolidated statements of operations for the nine month ended September 30, 2009 (in thousands):

	Nine Months Ended September 30, 2009
	Gain or (Loss) Recognized in OCI—Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income—Effective Portion	Gain or (Loss) Reclassified from OCI into Income— Effective Portion	Location of Gain or (Loss) Recognized—Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
Foreign exchange contracts	$(2,777)	Product revenues	$10,581	Interest and other income (expense), net	$125
Foreign exchange contracts		Cost of revenues	(1,247)
Foreign exchange contracts		Sales and marketing	(3,209)
Foreign exchange contracts		Research and development	(1,389)
Foreign exchange contracts		General and administrative	(1,409)

Total	$(2,777)		$3,327		$125

(a)	For the nine months ended September 30, 2009, a $0.3 million loss was recorded for the excluded portion and a $0.4 million gain was recorded for the ineffective portion of the hedge.

As of September 30, 2009, the Company estimated all values reported in accumulated other comprehensive income (loss) will be reclassified to income within the next twelve months.

The following table summarizes the derivative-related activity in cumulative other comprehensive income (loss) (in thousands and not tax effected):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Beginning Balance	$(2,130)	$(755)	$3,567	$(2)
Net gains/losses reclassified into earnings for revenue hedges	159	(282)	(10,581)	1,479
Net gains/losses reclassified into earnings for expense hedges	437	(153)	7,254	(1,390)
Net change in fair value of cash flow hedges	(1,429)	6,296	(3,203)	5,019

Ending Balance	$(2,963)	$5,106	$(2,963)	$5,106

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest and other income (expense) on the consolidated statement of operations. For the nine months ended September 30, 2009, there were net gains of $0.4 million recognized in interest and other income (expense) relating to hedges of forecasted transactions that did not occur.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at September 30, 2009 of the outstanding cash flow hedges, all of which are carried at fair value on the balance sheet (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	5,170	$6,734	Buy	12,539	$17,488	Buy
Euro	21,488	$28,454	Sell	32,987	$46,209	Sell
British Pound	5,251	$7,804	Buy	9,719	$15,108	Buy
British Pound	7,400	$10,995	Sell	10,262	$16,037	Sell
Israeli Shekel	16,264	$4,098	Buy	31,703	$8,008	Buy

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of September 30, 2009. See Note 8 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the condensed consolidated financial statements on a recurring basis. The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the condensed consolidated balance sheet as of September 30, 2009 (in thousands):

	September 30, 2009
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
Derivative assets (a):
Foreign exchange contracts	$3,531	$1,407

Derivative liabilities (b):
Foreign exchange contracts	$6,494	$2,154

(a)	All derivative assets are recorded as prepaid and other current assets in the condensed consolidated balance sheets.
(b)	All derivative liabilities are recorded as other accrued liabilities in the condensed consolidated balance sheets.

10. STOCKHOLDER’S EQUITY

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recorded for the three and nine months ended September 30, 2009 and 2008 and its allocation within the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Cost of sales – product	$469	$652	$1,437	$2,102
Cost of sales – service	740	856	2,110	2,757

Stock-based compensation expense included in cost of sales	1,209	1,508	3,547	4,859
Sales and marketing	2,542	2,948	7,053	9,652
Research and development	1,669	2,700	5,430	8,497
General and administrative	2,265	2,702	5,742	7,204

Stock-based compensation expense included in operating expenses	6,476	8,350	18,225	25,353
Stock-based compensation related to employee equity awards and employee stock purchases	7,685	9,858	21,772	30,212
Tax benefit	1,649	1,791	5,048	6,859

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$6,036	$8,067	$16,724	$23,353

No stock-based compensation was capitalized during the three and nine months ended September 30, 2009 and 2008 due to these amounts being immaterial. There was no stock-based compensation related to acquisitions during the three and nine months ended September 30, 2009 and 2008.

Valuation Assumptions

The Company granted 100,000 stock options during the three and nine months ended September 30, 2009. During the nine months ended September 30, 2008, the Company granted options to purchase 228,195 shares of common stock. There were no options granted during the three months ended September 30, 2008. The weighted-average estimated fair value of employee stock options

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

granted during the three and nine months ended September 30, 2009 was $8.30 per share. The weighted-average estimated fair value of employee stock options granted during the nine months ended September 30, 2008 was $8.03 per share. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the three and nine months ended September 30, 2009 was $6.29 per share and $5.14 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the three and nine months ended September 30, 2008 was $6.61 per share and $6.77 per share, respectively. The fair value of each stock option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting attribution approach using the following assumptions:

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	42.24%	41.20%	42.24%	52.02%
Risk-free interest rate	1.96%	0.28%	1.96%	0.35%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	4.01	0.50	4.01	0.49

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	—	44.40%	40.32%	43.97%
Risk-free interest rate	—	1.88%	2.37%	2.01%
Expected dividends	—	0.0%	0.0%	0.0%
Expected life (yrs)	—	0.50	3.93	0.50

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

As the stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2009 and 2008 is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

Performance Shares and Restricted Stock Units

The Compensation Committee of the Board of Directors may also grant performance shares and restricted stock units under the 2004 Plan to officers, to non-employee directors and to certain other employees as a component of the Company’s broad-based equity compensation program. Performance shares represent a commitment by the Company to deliver shares of Polycom common stock at a future point in time, subject to the fulfillment by the Company of pre-defined performance criteria. The number of performance shares subject to vesting is determined at the end of a given performance period. Generally, if the performance criteria are deemed achieved, performance shares will vest from one to three years from the anniversary of the grant date. Restricted stock units are time-based awards that generally vest over a period of two to three years from the date of grant.

For 2009, the Company granted performance shares which contain a market condition based on Total Shareholder Return (TSR) and which measure the Company’s relative performance against the Russell 2000 Index. Such awards will be earned only if performance goals over the performance periods established by or under the direction of the Compensation Committee are met. The performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to two hundred (200%) of the target award. The

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the Russell 2000 Index companies over each performance period. During the nine months ended September 30, 2009, the Company granted 499,025 target performance shares, which are evenly divided over three annual performance periods commencing with calendar 2009, at a weighted average fair value of $17.79 per share. Stock-based compensation expense for these performance shares is recognized using the graded vesting method over the three year service period.

In addition, in 2009 the Company also granted 125,000 target performance shares which are subject to the fulfillment by the Company of certain pre-defined performance criteria over multiple performance periods. The actual number of performance shares will be determined at the end of a given performance period.

The Company also granted restricted stock units during the nine months ended September 30, 2009. The fair value of restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The awards generally vest over two or three years in equal annual installments on each anniversary of the date of grant and will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for these restricted stock units is recognized using the graded vesting method. During the nine months ended September 30, 2009 and 2008, the Company granted 1,254,050 and 457,202 restricted stock units at a weighted average fair value of $14.60 and $23.54 per share, respectively.

Non-employee directors currently receive annual awards of restricted stock units. The restricted stock units vest quarterly over one year from the date of grant. The fair value of these awards is the fair market value of the Company’s common stock on the date of grant. Stock-based compensation expense for these awards is generally amortized over nine months from the date of grant due to voluntary termination provisions contained in the underlying agreements.

Stock Option Exchange Program

On August 21, 2009, the Company completed a one-time stock option exchange program, which was approved by its stockholders in May 2009, pursuant to which eligible employees were able to exchange certain outstanding options, whether vested or unvested, for new restricted stock units (RSUs). Eligible employees were able to exchange all of their eligible outstanding options with an exercise price greater than $28.94 per share under certain stock plans that were granted on or before July 27, 2008. A total of 2,340,994 options, ranging in exercise price from $30.19 to $50.13 were exchanged. All surrendered options were cancelled, and immediately thereafter, the Company issued a total of 445,007 RSUs. The vesting schedule of the RSUs will generally be that 50% of the shares will vest on the one-year anniversary of the new RSU grant date and the remaining 50% of the shares will vest on the second anniversary of the new RSU grant date, subject to the employee’s continued employment with the Company through the relevant dates. The exchange is considered to be a modification to the original equity award. In addition to continuing to amortize the remaining stock compensation associated with the exchanged options, the exchange resulted in an incremental $1.4 million in stock compensation expense which will be expensed over the two-year service period of the RSUs.

Employee Stock Purchase Plan

During the nine months ended September 30, 2009 and 2008, 898,464 and 575,603 shares were purchased at average per share prices of $12.00 and $20.77, respectively. At September 30, 2009, there were 2,743,505 shares available to be issued under the employee stock purchase plan. The stock-based compensation cost recognized in connection with the employee stock purchase plan for the three and nine months ended September 30, 2009 was $0.6 million and $2.7 million, respectively. The stock-based compensation cost recognized in connection with the employee stock purchase plan for the three and nine months ended September 30, 2008 was $0.9 million and $3.1 million, respectively.

Share Repurchase Program

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market. During the three and nine months ended September 30, 2009, the Company purchased 0.8 million shares and 1.6 million shares, respectively, of common stock in the open market for cash of $20.0 million and $32.8 million, respectively. During the three and nine months ended September 30, 2008, the Company purchased 3.1 million shares and 8.9 million shares, respectively, of common stock in the open market for cash of $80.0 million and $220.0 million, respectively. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. As of September 30, 2009, the Company was authorized to purchase up to an additional $187.2 million of shares in the open market under the current share repurchase plan.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Numerator—basic and diluted net income per share:
Net income	$13,706	$17,942	$37,056	$49,990

Denominator—basic and diluted net income per share:
Weighted average shares used to compute basic net income per share	84,189	84,278	83,855	86,387
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	839	1,453	423	1,445
Restricted common stock awards and performance shares	1,171	463	890	383

Total shares used in calculation of diluted net income per share	86,199	86,194	85,168	88,215

Basic net income per share	$0.16	$0.21	$0.44	$0.58

Diluted net income per share	$0.16	$0.21	$0.44	$0.57

Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three and nine months ended September 30, 2009, approximately 3.1 million and 5.6 million shares, and for the three and nine months ended September 30, 2008, approximately 4.6 million and 4.7 million shares, relating to potentially dilutive securities, primarily from stock options were excluded from the denominator in the computation of diluted net income per share because their inclusion would be anti-dilutive.

12. BUSINESS SEGMENT INFORMATION

Polycom is a leading global provider of a line of high-quality, easy-to-use communications equipment that enables businesses, telecommunications service providers, and governmental and educational institutions to more effectively conduct video, voice, data and web communications. The Company’s offerings are organized along three product categories: Video Solutions, Voice Communications Solutions and Services, which are also considered its segments for reporting purposes. The segments are determined in accordance with how management views and evaluates the Company’s business and based on the criteria as outlined in the authoritative guidance. A description of the types of products and services provided by each reportable segment is as follows:

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

Financial information for each reportable segment is as follows as of and for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Video Solutions	Voice Communications Solutions	Services	Total
For the three months ended September 30, 2009:
Revenue	$127,870	$71,085	$44,064	$243,019
Contribution margin	58,617	28,696	21,291	108,604
As of September 30, 2009: Inventories	34,181	20,396	14,781	69,358
For the three months ended September 30, 2008:
Revenue	$145,953	$89,444	$40,379	$275,776
Contribution margin	70,559	37,601	17,855	126,015
As of September 30, 2008: Inventories	39,763	35,303	17,072	92,138
For the nine months ended September 30, 2009:
Revenue	$376,547	$194,121	$128,452	$699,120
Contribution margin	174,378	74,639	61,337	310,354
For the nine months ended September 30, 2008:
Revenue	$417,056	$274,637	$114,584	$806,277
Contribution margin	197,110	113,511	49,106	359,727

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Segment contribution margin	$108,604	$126,015	$310,354	$359,727
Corporate and unallocated costs	(72,600)	(83,727)	(211,479)	(236,775)
Stock-based compensation	(7,685)	(9,859)	(21,772)	(30,212)
Effect of stock-based compensation cost on warranty expense	(95)	(93)	(280)	(385)
Acquisition related-costs	—	—	—	(162)
Amortization of purchased intangibles	(4,827)	(5,212)	(14,405)	(15,779)
Litigation reserves and payments	(700)	—	(700)	(7,401)
Restructuring costs	(4,632)	(4,382)	(11,475)	(8,836)
Interest and other income (expense), net	(637)	(689)	(1,995)	4,493

Income before provision for income taxes	$17,428	$22,053	$48,248	$64,670

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net income	$13,706	$17,942	$37,056	$49,990
Change in unrealized gain (loss) on investments	1,319	1,629	(2,450)	(535)
Change in cumulative translation adjustment	1,959	(5,959)	1,875	(1,163)
Change in unrealized gain (loss) on hedging securities	(832)	5,861	(6,529)	5,108

Comprehensive income	$16,152	$19,473	$29,952	$53,400

14. INCOME TAXES

The Company’s overall effective tax rate for the three and nine months ended September 30, 2009 was 21.4% and 23.2%, respectively, which resulted in a provision for income taxes of $3.7 million and $11.2 million, respectively. The effective tax rate for the three and nine months ended September 30, 2008 was 18.6% and 22.7%, respectively, which resulted in a provision for income taxes of $4.1 million and $14.7 million, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was primarily related to the release of $2.3 million in tax reserves due to the lapse of the statutes of limitation in various foreign jurisdictions in the third quarter of 2008 offset by a relative increase in foreign earnings in 2009 which are subject to lower tax rates, combined with the benefit of the federal research and development tax credit which is reflected in the tax rate in 2009, but not included in the 2008 tax rate until December 2008 as the credit was reinstated in October 2008 and retroactively extended from January 1, 2008.

In the three months ended September 30, 2009, the Company released $0.4 million in tax reserves due to the lapse of statutes of limitation in the U.S. and foreign jurisdictions. Offsetting the reserve releases was an increase to the tax reserves of $2.9 million related to net operating losses from the acquisition of PictureTel that were used to offset current taxes payable during the period along with an increase of $0.1 million for movement in foreign exchange rates during the quarter. In the nine months ended September 30, 2009, additional reserve releases of $0.9 million in the first quarter and $9.9 million in the second quarter were recorded related to statute expirations. The second quarter reserve release of $9.8 million related to the lapse of statutes of limitation in the U.S. and was recorded as an adjustment to additional paid in capital. In the three months ended September 30, 2008, the Company released $2.4 million in tax reserves, $2.3 million of which was due to the lapse of the statutes of limitation in various foreign jurisdictions, and $0.1 million of which was a pre-acquisition reserve for SpectraLink related to a statute expiration that was reflected as an adjustment to goodwill in the third quarter of 2008. For the nine months ended September 30, 2008, the total reserve release was $3.1 million, including $0.7 million in tax reserves that were released in the first quarter of 2008 for a statute expiration in Japan. As of September 30, 2009, the Company has $39.1 million of unrecognized tax benefits compared to $55.8 million at September 30, 2008. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2009, the Company had approximately $4.0 million of accrued interest and penalties related to uncertain tax positions. As of September 30, 2008, the Company had approximately $3.6 million of accrued interest and penalties related to uncertain tax positions.

15. LITIGATION AND SETTLEMENT AGREEMENTS

During the three months ended September 30, 2009, the Company recorded a $0.7 million reserve as Litigation reserves and payments in the Condensed Consolidated Statement of Operations related to an ongoing legal matter.

In February 2008, the Company, TANDBERG asa (“Tandberg”), Codian Ltd. (“Codian”) and certain of their respective affiliates entered into a settlement agreement to dismiss all litigation between the parties. Under the terms of the agreement, the Company received a lump-sum payment of $14.0 million, and will receive future patent royalties on the Codian MCU 4200 product shipped in the United States. The parties have also exchanged broad cross-licenses covering their respective business lines. The $14.0 million is being amortized to revenue over the license period of 10 years. The balance of $11.7 million at September 30, 2009 is included in “Deferred revenue” in our Condensed Consolidated Balance Sheets.

The Company recorded charges totaling $7.4 million during the nine months ended September 30, 2008 as a result of entering into a settlement agreement for $1.2 million and $6.2 million related to trial preparation costs and the fee arrangement with its outside counsel that represented the Company in the litigation against Codian, pursuant to which additional fees were owed based upon the favorable outcome that was achieved in the first quarter of 2008. These charges are included in “Litigation reserves and payments” in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2008.

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

Revenues for the three and nine months ended September 30, 2009, were $243.0 million and $699.1 million, respectively, as compared to $275.8 million and $806.3 million for the three and nine months ended September 30, 2008, respectively. The decrease in revenues primarily reflects a significant decrease in the sales volumes of our voice communications solutions products and, to a lesser extent, a decrease in sales of our video solutions products, partially offset by increases in service revenues. We believe that the decrease in revenues is primarily due to the global economic climate, which has resulted in longer sales cycles and delays in new equipment purchases, particularly in our Voice Communications Solutions segment.

While our revenues decreased year-over-year across many of our product lines and geographies, our business improved sequentially from the second quarter of 2009, due principally to revenues from infrastructure products increasing both sequentially and year-over-year, and revenues from our voice communication solutions increasing sequentially compared to sequential declines in recent quarters. Our video communication product revenues were essentially flat sequentially. Geographically, we experienced strong sequential and year-over-year growth in Asia and revenues in EMEA returned to sequential growth, despite the typical summer seasonality. Despite these recent signs of stabilization, we continue to be cautious about our future outlook in light of the global economic climate.

We believe our Voice Communications Solutions products are more susceptible to general economic conditions than our other products, which has led to longer sales cycles for our voice products, and we have experienced year-over-year declines in voice product revenues in the last three quarters. In particular, while we believe that our video product lines may be better able to sustain the impact of current economic conditions and recessionary and other factors, our voice products do not provide the same return on investment profile that we believe our video products provide to customers who are curtailing travel and other related expenditures in a down economy, making our voice products more susceptible to the current economic downturn. Further, although we believe our Video Solutions products offer a rapid return on investment, tightened corporate budgets and capital expenditures in this economic environment did adversely impact Video Solution revenues in the first nine months of the year as compared to the comparable year ago period and will likely continue to negatively impact our Video Solutions product revenues.

We recently announced several key strategic initiatives that we are undertaking as part of our strategy to capture growth in the unified collaboration market in which we operate. These include enhancements to our go-to-market capability; building our strategic partnerships with companies such as Avaya, Hewlett-Packard, IBM, Microsoft and others; establishment of a service provider line of business to focus on enhanced sell-through, as well as specific products and services to support their growing offerings in the managed and hosted space; increased innovation surrounding our immersive telepresence products; and expansion of our professional services practice. Over the next few quarters, we plan to significantly increase our spending levels in sales and marketing and, to a lesser extent, research and development and general and administrative areas, to support these key initiatives. This increased investment level is designed to yield increased growth in both our revenues and profitability in the future.

During the nine months ended September 30, 2009, we generated approximately $113.0 million in cash flow from operating activities, which after the impact of investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $78.8 million net increase in our total cash and cash equivalents.

Our Video Solutions, Voice Communications Solutions and Services segments accounted for 53%, 29% and 18%, respectively, and 54%, 28% and 18%, respectively, of our revenues during the three and nine months ended September 30, 2009, compared with 53%, 32% and 15%, respectively, and 52%, 34% and 14%, respectively, of our revenues in the three and nine months ended September 30, 2008. See Note 12 of Notes to Condensed Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin and segment inventory.

The discussion of results of operations at the consolidated level is followed by a discussion of results of operations by segment for the three and nine months ended September 30, 2009 and 2008.

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues:
Product revenues	82%	85%	82%	86%
Service revenues	18%	15%	18%	14%

Total revenues	100%	100%	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	42%	40%	43%	41%
Cost of service revenues as a % of service revenues	47%	48%	47%	50%

Total cost of revenues	43%	42%	43%	42%

Gross profit	57%	58%	57%	58%

Operating expenses:
Sales and marketing	29%	30%	29%	29%
Research and development	12%	12%	12%	13%
General and administrative	6%	6%	6%	6%
Acquisition-related integration costs	0%	0%	0%	0%
Amortization of purchased intangibles	1%	1%	1%	0%
Restructuring costs	2%	1%	2%	1%
Litigation reserves and payments	0%	0%	0%	1%

Total operating expenses	50%	50%	50%	50%

Operating income	7%	8%	7%	8%
Interest and other income (expense), net	0%	0%	0%	0%

Income before provision for income taxes	7%	8%	7%	8%
Provision for income taxes	1%	2%	2%	2%

Net income	6%	6%	5%	6%

Revenues

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2009	September 30, 2008	Increase (Decrease)	September 30, 2009	September 30, 2008	Increase (Decrease)
Video Solutions	$127,870	$145,953	(12)%	$376,547	$417,056	(10)%
Voice Communications Solutions	$71,085	$89,444	(21)%	$194,121	$274,637	(29)%
Services	$44,064	$40,379	9%	$128,452	$114,584	12%

Total Revenues	$243,019	$275,776	(12)%	$699,120	$806,277	(13)%

Total revenues for the three months ended September 30, 2009 were $243.0 million, a decrease of $32.8 million, or 12%, over the same period of 2008. Total revenues for the nine months ended September 30, 2009 were $699.1 million, a decrease of $107.1 million, or 13%, over the same period of 2008. The decrease in revenues in both the three and nine month periods primarily reflects a significant decrease in sales volumes of our voice communications products, and to a lesser extent, decreases in sales of our video solutions products, partially offset by an increase in service revenues.

Video Solutions segment revenues include revenues from sales of our video communications and infrastructure product lines. Revenue from video communications products decreased to $104.7 million for the three months ended September 30, 2009 from $123.9 million in the year ago period, a 15% decrease. Revenue from video communications products decreased to $311.3 million for the nine months ended September 30, 2009 from $360.9 million in the year ago period, a 14% decrease. The revenue decreases in the three and nine month periods were primarily due to a decrease in sales volumes of our VSX® product family, and to a lesser extent lower sales volumes of our RPX immersive telepresence products, partially offset by increases in sales volumes of our HDX® product family and new products, such as our Polycom® CX5000 and QDX™ 6000 video solutions. Revenues from our infrastructure products for the three months ended September 30, 2009 were $23.2 million, up 5% from revenues of $22.1 million in the comparable 2008 period. Revenues from our infrastructure products for the nine months ended September 30, 2009 were $65.3 million, up 16% from revenues of $56.1 million in the comparable 2008 period. The revenue increases in both periods are primarily due to increases in our video infrastructure and software revenues, which were driven primarily by the introduction of new products and enhancements to existing products.

Voice Communications Solutions product revenues decreased in the three and nine month periods as compared to the comparable year ago periods primarily due to lower sales volumes of voice communications products, including our circuit-switched, wireless, Voice-over-IP and installed voice product lines. Revenues from our Voice Communications Solutions have declined year-over-year since the fourth quarter of 2008. We believe these declines are primarily a result of the global economic climate and that this business will improve as the economy improves. In the third quarter of 2009 we experienced sequential growth for the first time since the second quarter of 2008, with Voice Communication revenues growing 15% over the second quarter of 2009. In the second quarter of 2009, Voice Communication revenues were flat sequentially to the first quarter of 2009, as compared to the sequential declines we experienced in the first quarter of 2009, fourth quarter of 2008, and the third quarter of 2008 of 22%, 12%, and 5%, respectively.

Services revenues increased in the three and nine month periods as compared to the comparable year ago periods primarily due to increases in video-related services, and to a lesser extent, increased infrastructure-related services, partially offset by a decrease in voice-related services.

International sales, or revenues outside of the U.S. and Canada, accounted for 47% of total revenues for both the three and nine month periods ended September 30, 2009 and 46% of total revenues in both the three and nine month periods ended September 30, 2008. On a regional basis, North America, Europe, Asia Pacific and Latin America accounted for 53%, 23%, 21% and 3%, respectively, of our total revenues for the three months ended September 30, 2009 and 53%, 24%, 20% and 3%, respectively, of our total revenues for the nine months ended September 30, 2009. North America, Europe and Latin America revenues decreased 14%, 17% and 23%, respectively, in the three months ended September 30, 2009 over the comparable 2008 period, while Asia Pacific revenues grew 4%. North America, Europe, Asia Pacific and Latin America revenues decreased 14%, 18%, 3% and 22%, respectively, in the nine months ended September 30, 2009 over the comparable 2008 period. The decrease in revenues is primarily a result of the global economic climate. We have a hedging program that uses forward-exchange contracts to hedge against foreign currency fluctuations for a portion of anticipated revenues denominated in the Euro and British Pound. During the three and nine months ended September 30, 2009, our European revenues included a $0.2 million decrement and a $10.6 million benefit related to our hedging activities compared to a $0.3 million benefit and $1.5 million decrement to revenue during the three and nine months ended September 30, 2008. In both the first nine months of 2009 and 2008, revenues from sales denominated in Euros and British Pounds comprised less than 20% of our total worldwide revenues. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. Based upon our outstanding hedge contracts, we anticipate that the hedging benefit to our revenues will likely decrease throughout the remainder of 2009, depending on the future exchange rates of the U.S. dollar versus the Euro and the British Pound, which would also have a negative impact on our gross margins. See Note 9 of Notes to Condensed Consolidated Financial Statements for further information on our hedging activities.

During the three months ended September 30, 2009, one channel partner accounted for 13% of our total net revenues, 14% of our Video Solutions segment revenues and 17% of our Voice Communications Solutions revenue. During the nine months ended September 30, 2009, one channel partner accounted for 11% of our total net revenues, 12% of our Video Solutions segment revenues and 14% of our Voice Communications Solutions revenue. No one customer accounted for more than 10% of our Services segment revenues during the three or nine months ended September 30, 2009. During the three and nine months ended September 30, 2008, no one customer accounted for more than 10% of our total net revenues or of our Voice Communications Solutions or Services segment revenues. One channel partner accounted for 11% of our Video Solutions segment revenues during both the three and nine months ended September 30, 2008. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

We typically ship products within a short time after we receive an order and, therefore, we do not consider backlog to be a good indicator of future revenues. As of September 30, 2009, we had $56.8 million of order backlog as compared to $61.8 million at September 30, 2008. We include in backlog open product orders which we expect to ship or service orders which we expect to bill in the following quarter. Once billed, unrecorded service revenue is included in deferred revenue until earned. We believe that the current level of backlog will continue to fluctuate primarily as a result of the level and timing of orders received and customer delivery dates requested outside of the quarter. The level of backlog at any given time is also dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based in part on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which in turn could negatively affect orders from our channel partners in any given quarter. As a result, although we plan to grow our backlog, our backlog could decline from its current levels.

Cost of Revenues and Gross Margins

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2009	September 30, 2008	Increase/ (Decrease)		September 30, 2009	September 30, 2008	Increase/ (Decrease)
Product Cost of Revenues	$84,288	$95,249	12%		$242,778	$283,383	14%
% of Product Revenues	42%	40%	2	pts	43%	41%	2	pts
Product Gross Margins	58%	60%	(2	)pts	57%	59%	(2	)pts
Service Cost of Revenues	$20,509	$19,509	5%		$60,569	$57,527	5%
% of Service Revenues	47%	48%	(1	)pt	47%	50%	(3	)pts
Service Gross Margins	53%	52%	1	pt	53%	50%	3	pts
Total Cost of Revenues	$104,797	$114,758	(9)%		$303,347	$340,910	(11)%
% of Total Revenues	43%	42%	1	pt	43%	42%	1	pt
Total Gross Margins	57%	58%	(1	)pt	57%	58%	(1	)pt

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization and impairment of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included a $0.5 million and $0.6 million charge for stock-based compensation in the three months ended September 30, 2009 and 2008, respectively, and $1.4 million and $2.1 million for stock-based compensation in the nine months ended September 30, 2009 and 2008, respectively. Generally, Video Solutions segment products have a higher gross margin than products in our Voice Communications Solutions segment.

Overall, product gross margins decreased by 2 percentage points in both the three and nine months ended September 30, 2009 as compared to the comparable periods in 2008 due to decreases in gross margins in both our Video Solutions and Voice

Communications Solutions segments. The decrease in the Video Solutions segment gross margins was primarily due to a shift in product mix toward lower margin products, as well as other new video communications products, and lower sales volumes of some of our other video communications products, such as our VSX product family. The decrease in the Voice Communications Solutions segment gross margins was due primarily to lower sales volumes, particularly in our wireless and circuit-switched product lines, and a shift in mix toward lower margin products, such as our Voice-over-IP handsets.

During the three and nine months ended September 30, 2009, our finished goods inventory levels decreased from the December 31, 2008 levels primarily due to a lower planned build as a result of lower revenues. As a result of the reduction in finished goods inventory, gross margins were negatively impacted during the nine months ended September 30, 2009, due to decreased absorption of manufacturing overhead costs.

We expect product gross margins to remain relatively flat in the near term, but margins could be higher or lower depending on mix variations and other factors.

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

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our consolidated product gross margins. Cost of service revenues and service gross margins included a $0.7 million and $0.9 million charge for stock-based compensation in the three months ended September 30, 2009 and 2008, respectively, and $2.1 million and $2.8 million for stock-based compensation in the nine months ended September 30, 2009 and 2008, respectively.

Overall, service gross margins increased in the three and nine months ended September 30, 2009 over the comparable periods in 2008 as a result of revenues increasing at a faster pace than related service costs, as well as a shift in mix of services revenues toward higher margin video maintenance revenues. In addition, the increase in our Services segment revenues as a percentage of total revenues contributed to the overall decrease in gross margins for the three and nine months ended September 30, 2009 as service gross margins are lower than our product gross margins.

Forecasting future service gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Uncertainties surrounding revenue levels, including future potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related attach rates for new service as well as maintenance renewal rates, the utilization of our professional services personnel as we develop our professional services practice and expand our offerings as part of our recently announced key strategic initiatives, our ability to achieve greater efficiencies in the installations of our RPX™ telepresence product, increasing costs for freight and repair costs, and the timing of sales over the next few quarters can cause our cost of services revenues percentage to vary from quarter to quarter. In order to control expenses in any given quarter, we have taken actions to reduce costs such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Sales and Marketing Expenses

$ in thousands	Three Months Ended		Decrease		Nine Months Ended		Increase/ (Decrease)
	September 30, 2009	September 30, 2008			September 30, 2009	September 30, 2008
Expenses	$70,819	$81,562	(13)%		$203,605	$231,465	(12)%
% of Revenues	29%	30%	(1	)pt	29%	29%	—

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct marketing expenses, are not allocated to our segments.

The decrease in sales and marketing expenses in absolute dollars for the three and nine months ended September 30, 2009, as compared to the comparable period in 2008, was due primarily to a decrease in compensation costs as a result of decreases in revenue, lower travel and entertainment expenses, reduced spending on marketing programs, as well as decreased recruitment and training costs, partially offset by increased spending on demo equipment and facilities. Sales and marketing expenses included a $2.5 million and $2.9 million charge for stock-based compensation in the three month periods ended September 30, 2009 and 2008, respectively, and a $7.1 million and $9.7 million charge for stock-based compensation in the nine month periods ended September 30, 2009 and 2008, respectively.

We expect our sales and marketing expenses to increase in absolute dollars in the near term as a result of incurring costs to recruit and hire new sales and marketing personnel, and expenses will also likely increase in the future as revenues increase. We will also make additional investments in sales and marketing as a result of our investment plan to support our recently announced key strategic initiatives surrounding enhancing our go-to-market capability, increasing our strategic partnerships and establishing a service provider line of business in order to extend our market reach and grow our business. Forecasting sales and marketing expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we market new products and also depending upon the timing of trade shows. Sales and marketing expenses may also fluctuate due to increased international expenses and the impact of changes in foreign currency exchange rates. In order to control operating expenses in any given quarter, we have taken actions to reduce costs such as delaying or limiting the scope of marketing programs and other projects, imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues. These actions are not necessarily sustainable in the long term and we will likely need to increase spending in order to maintain and build the business in future periods, which among other factors may negatively impact our operating margins, particularly upon the reinstatement of merit increases and bonus programs and the elimination of encouraged paid time-off programs.

Research and Development Expenses

	Three Months Ended		Increase/ (Decrease)	Nine Months Ended		Decrease
$ in thousands	September 30, 2009	September 30, 2008		September 30, 2009	September 30, 2008
Expenses	$29,004	$34,456	(16)%	$85,532	$105,891	(19)%
% of Revenues	12%	12%	—	12%	13%	(1	)pt

Research and development expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs.

Research and development expenses decreased in absolute dollars for the three and nine months ended September 30, 2009 as compared to the comparable periods in 2008, while remaining flat as a percentage of revenue for the three months ended September 30, 2009 and decreasing as a percentage of revenue for the nine months ended September 30, 2009 as compared to the comparable periods in 2008. The decreases in absolute dollars in the three and nine months ended September 30, 2009 as compared to the comparable periods in 2008 are due to decreases in headcount and program development expenses to control costs. Research and development expenses included a $1.7 million and $2.7 million charge for stock-based compensation in the three month periods ended September 30, 2009 and 2008, respectively, and a $5.4 million and $8.5 million charge for stock-based compensation in the nine month periods ended September 30, 2009 and 2008, respectively.

We are currently investing research and development resources to enhance and upgrade the products that comprise our collaboration communications solutions, which encompass products and services in all three segments, including enhancements to our existing network systems products, products that address the high definition video conferencing market, including our immersive telepresence products, and additional voice-over-IP products. We also anticipate committing a greater proportion of our research and development expenses toward enhancing the integration and interoperability of our entire video solutions product suite. We are also currently planning to invest more heavily in research and development as a result of increased business opportunities with strategic partners and service provider customers as a result of our recently announced key strategic initiatives in these areas.

We believe that technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. We expect that research and development expenses in absolute dollars will increase in the near term, but will fluctuate depending on the timing and number of development activities in any given quarter. Research and development expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. In order to control operating expenses in any given quarter, we have taken actions to reduce costs such as delaying or limiting the scope of engineering projects, imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues. These actions are not necessarily sustainable in the long term and we will likely need to increase spending in order to maintain and build the business in future periods, which among other factors may negatively impact our operating margins, particularly upon the reinstatement of merit increases and bonus programs and the elimination of encouraged paid time-off programs.

General and Administrative Expenses

	Three Months Ended		Increase/ (Decrease)	Nine Months Ended		Increase/ (Decrease)
$ in thousands	September 30, 2009	September 30, 2008		September 30, 2009	September 30, 2008
Expenses	$13,556	$16,101	(16)%	$39,873	$46,023	(13)%
% of Revenues	6%	6%	—	6%	6%	—

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, patent litigation costs, and bad debt expense. General and administrative expenses are not allocated to our segments.

General and administrative expenses decreased in absolute dollars for the three and nine months ended September 30, 2009 as compared to the comparable periods in 2008. The decrease in general and administrative expenses in the three and nine months ended September 30, 2009 over the comparable periods in the prior year was primarily due to decreased compensation charges, as well as lower recruiting fees and reduced bad debt expense. General and administrative expenses included a $2.3 million and $2.7 million charge for stock-based compensation in the three month periods ended September 30, 2009 and 2008, respectively, and a $5.7 million and $7.2 million charge for stock-based compensation in the nine month periods ended September 30, 2009 and 2008, respectively.

Significant future charges due to costs associated with litigation or uncollectibility of our receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded. Additionally, predicting the timing of litigation and bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors. We believe that our general and administrative expenses will increase in absolute dollar amounts in the near term, but could fluctuate as we make investments in enhancements to our financial and operating systems and other costs related to supporting a larger company, increased costs associated with regulatory requirements, and our continued investments in international regions. General and administrative expenses will also increase as a result of additional investments required to support our recently announced key strategic initiatives, including adding additional infrastructure to support our increased go-to-market capability and service provider line of business. In order to control operating expenses in any given quarter, we have taken actions to reduce costs such as delaying or limiting the scope of administrative projects, imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues. These actions are not necessarily sustainable in the long term and we will likely need to increase spending in order to maintain and build the business in future periods, which among other factors may negatively impact our operating margins, particularly upon the reinstatement of merit increases and bonus programs and the elimination of encouraged paid time-off programs.

Acquisition-Related Integration Costs

We did not record any charges for acquisition-related integration costs during the three months ended September 30, 2009 or 2008 and the nine months ended September 30, 2009. We recorded a charge to operations of $0.2 million for the nine month period ended September 30, 2008 for acquisition-related integration costs. These charges primarily include outside financial advisory, accounting, legal and consulting fees, and other costs incurred directly related to integrating acquired companies. In addition, if we acquire additional businesses in the future, we could incur material acquisition expenses related to these transactions.

Amortization of Purchased Intangibles

In the three months ended September 30, 2009 and 2008, we recorded $1.4 million and $1.8 million, respectively, and in the nine months ended September 30, 2009 and 2008, we recorded $4.3 million and $5.4 million, respectively, in amortization of purchased intangibles related to the Voyant, DSTMedia, Destiny and SpectraLink acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives which range from several months to eight years.

Restructuring

During the three months ended September 30, 2009 and 2008, we recorded $4.6 million and $4.4 million, respectively, related to restructuring actions that resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams. During the nine months ended September 30, 2009 and 2008, we recorded $11.5 million and $8.8 million, respectively, related to these actions.

During the third quarter of 2009, we committed to a restructuring plan to realign and reinvest resources in the strategic growth areas of the business. We are eliminating those positions that are not aligned with the go-to-market structure under our new sales leadership and reallocate resources to growth areas. The plan initially included the elimination of approximately three percent of the Company’s global workforce and we expected to record restructuring charges resulting from these actions totaling between approximately $5 million and $6 million. We have identified additional headcount as part of this restructuring plan, which brings the total headcount elimination to approximately four percent of the Company’s global workforce and will result in restructuring charges of approximately $8.5 million, of which $4.6 million was recorded in the third quarter of 2009 and the remaining charges will be recorded in the fourth quarter of 2009. All amounts will be paid in cash through the second quarter of 2010. These charges and payments primarily related to severance and other employee termination benefits.

In addition to the actions taken in the third quarter of 2009, we eliminated certain positions during the first and second quarters of 2009 related to eliminating approximately six percent of our workforce at the beginning of the year, as well as consolidating certain functions in our shared services center in Beijing, China. As a result of these actions, we recorded restructuring charges of $6.9 million and made cash expenditures totaling $5.7 million during the nine months ended September 30, 2009, primarily related to severance and other employee termination benefits. The majority of the remaining cash expenditures are expected to be paid by the end of 2009.

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

Litigation Reserves and Payments

During the three and nine months ended September 30, 2009, we recorded a reserve totaling $0.7 million related to an ongoing legal matter. During the nine months ended September 30, 2008, we recorded charges totaling $7.4 million as a result of trial preparation costs and the fee arrangement we had with our outside legal counsel that represented us in our litigation against Codian, pursuant to which we owed additional legal fees based upon the favorable outcome that was achieved in the first quarter of 2008. There were no such expenses in the three months ended September 30, 2008. See Note 15 of Notes to Condensed Consolidated Financial Statements for further information.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts, gains and losses on investments, non-income related taxes and fees and foreign exchange related gains and losses. Interest and other income (expense), was a net expense of $0.6 million and $2.0 million during the three and nine months ended September 30, 2009, respectively, as compared to net other expense of $0.7 million and net other income of $4.5 million for the three and nine months ended September 30, 2008, respectively.

Interest and other income (expense), net, decreased in the three months ended September 30, 2009 compared to the same period in the prior year primarily due to lower interest income in 2009 as compared to 2008, partially offset by losses recorded in the third quarter of 2008 related to investments which we considered to be other than temporarily impaired. There were no such impairment losses in the third quarter of 2009. During the nine months ended September 30, 2009 interest and other income (expense), net, decreased primarily due to lower interest income and foreign exchange related losses compared to foreign exchange related gains in same period of the prior year, partially offset by lower non-income related taxes and license fees and losses recorded in the third quarter of 2008 related to investments which we considered to be other than temporarily impaired. There were no such impairment losses during the nine months ended September 30, 2009. Interest income decreased for the three and nine months ended September 30, 2009 over the comparable periods in the prior year primarily due to lower average investment returns. Average interest rate returns on our cash and investments were 0.71% for the three months ended September 30, 2009 compared to 2.58% for the three months ended September 30, 2008, and 0.48% for the nine months ended September 30, 2009 compared to 3.18% for the nine months ended September 30, 2008.

Interest and other income (expense), net will decrease in 2009 compared to 2008 due primarily to lower investment returns due to the current interest rate environment. The cash balance could also decrease depending upon the amount of cash used in any future acquisitions, our stock repurchase activity and other factors, which would also impact our interest income. Interest and other income (expense) will also fluctuate due to changes in foreign currency exchange rates and fluctuations in costs associated with our hedging program.

Provision for Income Taxes

Our overall effective tax rate for the three and nine months ended September 30, 2009 was 21.4% and 23.2%, respectively, which resulted in a provision for income taxes of $3.7 million and $11.2 million, respectively. The effective tax rate for the three and nine months ended September 30, 2008 was 18.6% and 22.7%, respectively, which resulted in a provision for income taxes of $4.1 million and $14.7 million, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was primarily related to the release of $2.3 million in tax reserves due to the lapse of the statutes of limitation in various foreign jurisdictions in the third quarter of 2008 offset by a relative increase in foreign earnings in 2009 which are subject to lower tax rates, combined with the benefit of the federal research and development tax credit which is reflected in the tax rate in 2009, but not included in the 2008 tax rate until December 2008 as the credit was reinstated in October 2008 and retroactively extended from January 1, 2008.

In the three months ended September 30, 2009, we released $0.4 million in tax reserves due to the lapse of statutes of limitation in the U.S. and foreign jurisdictions. Offsetting the reserve releases was an increase to the tax reserves of $2.9 million related to net operating losses from the acquisition of PictureTel that were used to offset current taxes payable during the period along with an increase of $0.1 million for movement in foreign exchange rates during the quarter. In the nine months ended September 30, 2009, additional reserve releases of $0.9 million in the first quarter and $9.9 million in the second quarter were recorded related to statute expirations. The second quarter reserve release for $9.8 million related to the lapse of statutes of limitation in the U.S. was recorded as an adjustment to additional paid in capital. In the three months ended September 30, 2008, we released $2.4 million in tax reserves, $2.3 million of which was due to the lapse of the statutes of limitation in various foreign jurisdictions, and $0.1 million of which was a pre-acquisition reserve for SpectraLink related to a statute expiration that was reflected as an adjustment to goodwill in the third quarter of 2008. For the nine months ended September 30, 2008, the total reserve release was $3.1 million, as $0.7 million in tax reserves for a Japan statute expiration was released in the first quarter of 2008. As of September 30, 2009, we have $39.1 million of unrecognized tax benefits compared to $55.8 million at September 30, 2008. We estimate that there will be no material changes in uncertain tax positions in the next 12 months.

We recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2009, we had approximately $4.0 million of accrued interest and penalties related to uncertain tax positions. As of September 30, 2008, we had approximately $3.6 million of accrued interest and penalties related to uncertain tax positions.

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

Segment Information

A description of our products and services, as well as selected financial data, for each segment can be found in Note 12 to Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three and nine months ended September 30, 2009 and 2008.

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

Video Solutions

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2009	September 30, 2008	Decrease		September 30, 2009	September 30, 2008	Decrease
Revenue	$127,870	$145,953	(12)%		$376,547	$417,056	(10)%
Contribution margin	$58,617	$70,559	(17)%		$174,378	$197,110	(11)%
Contribution margin as % of video solutions revenues	46%	48%	(2	)pts	46%	47%	(1	)pt

Revenues from our Video Solutions segment decreased by $18.1 million or 12% to $127.9 million in the three months ended September 30, 2009 and by $40.5 million or 10% in the nine months ended September 30, 2009 as compared to the same periods in 2008. Video Solutions segment revenues include revenues from sales of our video communications and infrastructure product lines.

Revenue from video communications products, which consisted primarily of our HDX™ and VSX® product families, decreased by 15% to $104.7 million for the three months ended September 30, 2009 from $123.9 million in the year ago period. Revenue from video communications products decreased by 14% to $311.3 million for the nine months ended September 30, 2009 from $360.9 million in the year ago period. The decreases in both the three and nine month periods were primarily due to a decrease in sales volumes as a result of the global economic climate. Sales of our RPX and TPX telepresence solutions were also lower in the third quarter of 2009 as compared to both the third quarter of 2008 and the second quarter of 2009. With the increasing adoption of high definition (HD), our HD products comprised an increasing percentage of the group video units sold. For the third quarter of 2009, approximately 75% of our video communication product revenues were derived from our high definition HDX products versus our standard definition VSX products. We believe the return on investment of video may make this segment of our business more resilient than our Voice Communications Solutions segment in the current economic environment; however, in the first nine months of 2009 we experienced, and may continue to experience, a negative impact on our Video Solutions product revenues due to tightened capital and operating budgets given the current economic environment.

Revenues from our infrastructure products for the three months ended September 30, 2009 were $23.2 million, up 5% from revenues of $22.1 million in the comparable 2008 period. Revenues from our infrastructure products for the nine months ended September 30, 2009 were up 16% to $65.3 million from $56.1 million in the comparable 2008 period. The increases in both the three and nine month periods were due primarily to increases in our video infrastructure and software revenues, offsetting decreases in voice infrastructure revenues. Total unit sales of our video infrastructure products increased in the third quarter of 2009 as compared to the same period in 2008, and we continued to see a mix shift toward our newer RMX product lines away from our MGC products, with RMX units comprising the majority of video infrastructure units shipped during the third quarter of 2009. Growth in our software revenues primarily reflects increased revenues from sales of our Polycom Converged Management Application (CMA™) desktop software application products. Voice infrastructure product revenues were essentially zero in the current period as compared to 14% of our infrastructure revenues in the third quarter of 2008. We anticipate that voice infrastructure product revenues will likely remain at the current levels given the increased adoption of our unified RMX product offering.

International revenues, which are defined as revenues outside of Canada and the U.S., accounted for 58% and 54% of our Video Solutions segment revenues for the three months ended September 30, 2009 and 2008, respectively and 56% and 57%, respectively, for the nine months ended September 30, 2009 and 2008. During the three months ended September 30, 2009 and 2008, one channel partner accounted for 14% and 11%, respectively, of our total net revenues for our Video Solutions segment. During the nine months ended September 30, 2009 and 2008, one channel partner accounted for 12% and 11%, respectively, of our total net revenues for our Video Solutions segment. We believe it is unlikely that the loss of any one channel partner would have a long term material adverse effect on consolidated revenues as we believe end-users would likely purchase our Video Solutions products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The contribution margin as a percentage of Video Solutions segment revenues was 46% for the three months ended September 30, 2009 as compared to 48% in the comparable period in 2008. The decrease in contribution margin was primarily due to lower gross margins in the three months ended September 30, 2009 as compared to the same period in 2008 in our video communications product lines, which were partially offset by higher gross margins in our infrastructure product lines. The decrease in gross margins was primarily due to a shift in product mix toward lower margin products and lower sales volumes of our video communications products. Engineering expenses decreased in absolute dollars while increasing as a percentage of revenues. Direct marketing expenses remained relatively flat in absolute dollars and as a percent of revenues.

The contribution margin as a percentage of Video Solutions segment revenues was 46% for the nine months ended September 30, 2009 as compared to 47% during the same period in 2008. The decrease in contribution margin was primarily due to lower gross margins in the three months ended September 30, 2009 as compared to the same period in 2008 in our video communications product lines which were partially offset by higher gross margins in our infrastructure product lines. The decrease in gross margins was primarily due to a shift in product mix toward lower margin products and lower sales volumes of our video communications products. Engineering expenses decreased in both absolute dollars and as a percentage of revenues. Direct marketing expenses decreased in absolute dollars and remained relatively flat as a percent of revenues.

Direct marketing and engineering spending in the Video Solutions segment will fluctuate depending upon the timing of new product launches and marketing programs.

Voice Communications Solutions

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2009	September 30, 2008	Decrease		September 30, 2009	September 30, 2008	Decrease
Revenue	$71,085	$89,444	(21)%		$194,121	$274,637	(29)%
Contribution margin	$28,696	$37,601	(24)%		$74,639	$113,511	(34)%
Contribution margin as % of voice communication revenues	40%	42%	(2	)pts	38%	41%	(3	)pts

Revenues from our Voice Communications Solutions segment for the three months September 30, 2009 decreased 21% over the comparable 2008 period to $71.1 million, due primarily to lower sales volumes of voice communications products, including our circuit-switched, wireless, Voice-over-IP and installed voice product lines. Our Voice Communications Solutions segment revenues are dependent on our partners’ rollouts of IP call management systems and system expansions, and in the current economic climate, product sales in this segment continued to slow in 2009 as compared to 2008. Revenues from our Voice Communications Solutions have declined year-over-year since the fourth quarter of 2008. We believe these declines are primarily a result of the global economic climate and that this business will improve as the economy improves. Our voice communications products do not provide the same return on investment profile that we believe our video solutions products provide to customers who are curtailing travel and other related expenditures in a down economy, making our voice products more susceptible to the current economic downturn. In the third quarter of 2009, our Voice Communications Solutions segment revenues increased sequentially by 15%, compared to sequential decreases in the third quarter of 2008 through the first quarter of 2009 and flat revenues in the second quarter of 2009 as compared to the first quarter of 2009. We believe these improved results in the third quarter of 2009 are due in part to improvements in the economy.

International revenues, which are defined as revenues outside of Canada and the U.S., accounted for 32% and 37% of our Voice Communications segment revenues in the three months ended September 30, 2009 and 2008, respectively, and 35% and 36% for the nine months ended September 30, 2009 and 2008, respectively. In the three and nine months ended September 30, 2009, one channel partner accounted for 17% and 14% respectively, of our Voice Communications Solutions segment revenues. During the three and nine months ended September 30, 2008, no one channel partner accounted for more than 10% of our total net revenues for our Voice Communications Solutions segment. We believe it is unlikely that the loss of any one channel partner would have a long term material adverse effect on consolidated revenues as we believe end-users would likely purchase our Voice Communications Solutions products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The contribution margin as a percentage of Voice Communications Solutions segment revenues for the three months ended September 30, 2009 decreased to 40% as compared to 42% in the comparable 2008 period. The decrease in contribution margin was primarily due to lower gross margins during the third quarter of 2009 and an increase in direct marketing expenses as a percent of revenues, partially offset by a decrease in engineering expenses as a percent of revenues. Gross margins decreased primarily as a result of lower sales volumes, particularly in our wireless and circuit-switched product lines, and a shift in product mix toward lower margin products, such as our Voice-over-IP handsets. Engineering expenses decreased both in absolute dollars and as a percent of revenues. Direct marketing expenses decreased in absolute dollars but increased as a percentage of revenues due to the lower revenues in the third quarter of 2009 as compared to the third quarter of 2008.

The contribution margin as a percentage of Voice Communications Solutions segment revenues for the nine months ended September 30, 2009 decreased to 38% as compared to 41% in the comparable 2008 period. The decrease in contribution margin was primarily due to lower gross margins during the first nine months of 2009, partially offset by decreased engineering and direct marketing expenses. Gross margins decreased primarily as a result of lower revenues, particularly in our wireless and circuit-switched product lines, and a shift in product mix toward lower margin products, such as our Voice-over-IP handsets. Engineering and direct marketing expenses decreased in absolute dollars but increased as a percentage of revenues due to the lower revenues in the first nine months of 2009 as compared to the first nine months of 2008.

Direct marketing and engineering spending in the Voice Communications Solutions segment will fluctuate depending upon the timing of new product launches and marketing programs.

Services

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2009	September 30, 2008	Increase		September 30, 2009	September 30, 2008	Increase
Revenue	$44,064	$40,379	9%		$128,452	$114,584	12%
Contribution margin	$21,291	$17,855	19%		$61,337	$49,106	25%
Contribution margin as % of services revenues	48%	44%	4	pts	48%	43%	5	pts

Revenues from our Services segment increased by $3.7 million or 9% to $44.1 million in the three months ended September 30, 2009 and by $13.9 million or 12% to $128.5 million in the nine months ended September 30, 2009, as compared to the same periods in 2008. The revenue increase was due primarily to increases in video-related services, and to a lesser extent, increased infrastructure-related services, partially offset by a decrease in voice-related services. Revenues from our video-related services grew year-over-year in spite of the decline in video communications product revenues as a result of long-term maintenance contracts and maintenance renewals from our installed base.

International revenues, or revenues outside of Canada and the U.S., accounted for 38% and 35% of total Services revenues for the three months ended September 30, 2009 and 2008, respectively, and 38% and 33% for the nine months ended September 30, 2009 and 2008, respectively. No one customer accounted for more than 10% of our total revenues for our Services segment for the three or nine months ended September 30, 2009 or 2008.

Overall, the increase in the Services segment contribution margin as a percentage of Services segment revenues for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 is due primarily to increased gross margins and lower operating expenses as a percentage of revenues. Service gross margins increased for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 as a result of revenue increasing at a faster pace than related service costs.

Liquidity and Capital Resources

As of September 30, 2009, our principal sources of liquidity included cash and cash equivalents of $244.5 million, short-term investments of $151.8 million and long-term investments of $11.6 million. Substantially all of our short-term and long-term investments are comprised of U.S. government securities, corporate debt securities and corporate preferred equity securities. See Note 8 of Notes to our Condensed Consolidated Financial Statements.

Our total cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries totaled $242.1 million as of September 30, 2009, and the remaining $165.9 million was held in the United States. If we would need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

We generated cash from operating activities totaling $113.0 million in the nine months ended September 30, 2009, compared to $116.2 million in the comparable period of 2008. The decrease in cash provided from operating activities for the nine months ended September 30, 2009 was due primarily to decreased net income and non-cash expenses, a smaller decrease in accounts receivable and a decrease in other accrued liabilities. Partially offsetting these negative effects were a decrease in inventories and prepaid expenses and other assets, an increase in accounts payable and taxes payable and a larger decrease in deferred taxes.

The total net change in cash and cash equivalents for the nine months ended September 30, 2009 was an increase of $78.8 million. The primary sources of cash were $113.0 million from operating activities and $34.0 million associated with the exercise of stock options and purchases under the employee stock purchase plan. The primary uses of cash during this period were $8.3 million for purchases of investments, net of sales and maturities, $26.0 million for purchases of property and equipment and $35.4 million for purchases of our common stock. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses and other items (such as depreciation, amortization, the provision for doubtful accounts, inventory write-downs for excess and obsolescence, and non-cash stock based compensation), reductions in trade receivables, inventories, deferred taxes and prepaid expenses and other assets and an increase in accounts payable and taxes payable. Partially offsetting the positive effect of these items were net decreases in other accrued liabilities.

Our days sales outstanding, or DSO, metric was 47 days at September 30, 2009 and 44 days at September 30, 2008. We expect that DSO will remain in the 40 to 50 day range but could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables which typically have longer payment terms and increases in receivables from service providers and government entities that have longer payment terms of 45 and 60 days, respectively, compared to 30 day terms for many other customers. Inventory turns were 6.0 turns at September 30, 2009. We believe inventory turns will fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a greater mix of ocean freight versus air freight to reduce freight costs.

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

From time to time, the Board of Directors has approved plans to purchase shares of our common stock in the open market. During the three months ended September 30, 2009, we purchased approximately 0.8 million shares of our common stock in the open market for cash of $20.0 million. We continue to closely monitor our repurchase program, in light of the current economic environment. As a result, we substantially reduced our share repurchase activity in the first nine months of 2009 due to the global economic conditions. As of September 30, 2009, we were authorized to purchase up to an additional $187.2 million under the 2008 share repurchase plan. See Note 10 of Notes to our Condensed Consolidated Financial Statements for a discussion of the accounting for our common stock repurchases and the resultant accumulated deficit included in stockholder’s equity in our condensed consolidated balance sheet.

At September 30, 2009, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $114.7 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Consolidated Financial Statements once goods or services have been received or at such time that we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit totaling approximately $1.4 million to secure the leases on some of our offices.

The table set forth below shows, as of September 30, 2009, the future minimum lease payments due under our current lease obligations. Total estimated sublease income for 2009 to 2012 is approximately $0.2 million and is netted in the amounts below. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of September 30, 2009 are as follows (in thousands):

	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long - Term Liabilities	Purchase Commitments
Year ending December 31,
Remainder of 2009	$3,425	$811	$—	$104,266
2010	14,695	3,294	909	9,759
2011	13,859	2,993	1,765	723
2012	10,111	2,076	1,778	—
2013	6,145	1,048	811	—
Thereafter	13,628	2,499	6,887	—

Total payments	$61,863	$12,721	$12,150	$114,748

As discussed in Note 14 of the Notes to Condensed Consolidated Financial Statements, at September 30, 2009, we have unrecognized tax benefits, including related interest, totaling $39.1 million, none of which is expected to be due within the next 12 months. Payments we make for income taxes may increase during 2009 as our available net operating losses are depleted.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. With the exception of those discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, that are of significance or potential significance to us.

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification” or “ASC”), the authoritative guidance for GAAP. The Codification is the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for us beginning July 1, 2009 and we have incorporated the current Codification in this Form 10-Q. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We are currently assessing the potential effect, if any, on our financial statements.

In September 2009, an update was made to “Fair Value Measurements and Disclosures – Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in “Financial Services-Investment Companies” as of the reporting entity’s measurement date (measurement of all or substantially all of the underlying investments of the investee in accordance with the “Fair Value Measurements and Disclosures” guidance). The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This update will be effective for us beginning October 1, 2009. Management is currently evaluating the effect that adoption of this update will have, if any, on our consolidated financial position and results of operations when it becomes effective.

In August 2009, the FASB issued additional authoritative guidance for the fair value measurement of liabilities. The guidance is effective for the first reporting period (including interim periods) beginning after issuance. We will apply the guidance in the fourth quarter of fiscal 2009. The adoption of the guidance is not expected to have any significant impact on our condensed consolidated financial statements or related footnotes.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning January 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

In December 2007 the FASB issued authoritative guidance on accounting for business combinations, which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. We believe this guidance will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the January 1, 2009 effective date.

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

A sensitivity analysis was performed on our investment portfolio as of September 30, 2009. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. In prior years the analysis had been performed for the time periods of 6 months and 12 months. In the current year we have modified the analysis to model the effect of an immediate parallel shift in the yield curve. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at September 30, 2009 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS (in thousands):

-150 BPS	-100 BPS	-50 BPS	Fair Value 9/30/2009	+50 BPS	+100 BPS	+150 BPS
$163,921	$163,770	$163,620	$163,469	$163,318	$163,167	$163,016

Foreign Currency Exchange Rate Risk

While the majority of our sales are denominated in United States dollars, we also sell our products and services in certain European regions in Euros and in British Pounds, which has increased our foreign currency exchange rate fluctuation risk.

While we do not hedge for speculative purposes, as a result of our exposure to foreign currency exchange rate fluctuations, we enter into forward exchange contracts to hedge our foreign currency exposure to the Euro, British Pound and Israeli Shekel relative to the United States Dollar. We mitigate bank counterparty risk related to our foreign currency hedging program through our policy that requires the Company to execute hedge contracts with banks that are among the world’s largest 100 banks, as ranked by total assets in U.S. dollars.

As of September 30, 2009, we had outstanding forward exchange contracts to sell 1.0 million Euros at 1.57, sell 2.0 million British Pounds at 1.71, and sell 2.7 million Israeli Shekels at 3.80. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. As of September 30, 2009, we also had net outstanding forward exchange contracts to sell 10.7 million Euros at 1.38, sell 1.3 million British Pounds at 1.74, and buy 14.5 million Israeli Shekels at 3.49 that had maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekels. As of September 30, 2009, we had net outstanding foreign exchange contracts to sell 16.3 million Euros at 1.33 and 2.1 million British Pounds at 1.48 and to buy 16.3 million Israeli Shekels at 3.97. These forward exchange contracts, carried at fair value, typically have maturities of less than 360 days. As of September 30, 2009, we also had net outstanding foreign exchange contracts to sell 20.4 million Euros at 1.40 and 0.5 million British Pounds at 1.71 and buy 31.7 million Israeli Shekels at 3.96. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days. As a result of our cash flow hedging program, in the first and second quarters of 2008 and the third quarter of 2009, we reduced operating income by $0.2 million, $0.3 million and $0.6 million, respectively, as compared to increasing operating income in the third and fourth quarters of 2008 and the first and second quarters of 2009 by $0.4 million, $2.9 million, $2.3 million and $1.6 million, respectively.

Based on our overall currency rate exposure as of September 30, 2009, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have a positive or negative impact of approximately $16.0 million on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. See Note 9 of Notes to Condensed Consolidated Financial Statements for further information on our foreign exchange derivatives.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Global economic conditions have materially affected and may continue to adversely affect our revenues and harm our business.

Economic conditions worldwide have contributed from time to time to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to these adverse changes in general economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods, including most recently in the first nine months of 2009, and have created significant and increasing uncertainty for the future. Despite some recent signs of stabilization, these factors have caused us to continue to be cautious about our future outlook. The current global recession, the continuing credit crisis that has affected worldwide financial markets, the extraordinary volatility in the stock markets, other current negative macroeconomic and global recessionary factors, and uncertainty or further weakening in key vertical or geographic markets, could continue to negatively impact technology spending for our products and services and may materially adversely affect our business, operating results and financial condition.

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

We believe our voice communications solutions products are more susceptible to general economic conditions than our other products, which has led to longer sales cycles for our voice products and negative year-over-year growth of revenues in the voice product line. In particular, while we believe that our video product lines may be better able to sustain the impact of current economic conditions and recessionary and other factors, our voice products do not provide the same return on investment profile that we believe our video products provide to customers who are curtailing travel and other related expenditures in a down economy, making our voice products more susceptible to the current economic downturn. Further, although we believe our video solutions products offer a rapid return on investment, tightened corporate budgets and capital expenditures in this economic environment will likely continue to negatively impact our video solutions product revenues, as was the case in the first nine months of 2009.

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

Our quarterly operating results have fluctuated in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control or can be difficult to predict. These factors include, but are not limited to:

•

the impact of the current recession, including the restricted credit environment impacting the credit of our partners and end user customers, and the spread of these conditions and recessionary factors to other countries, which has, and we expect will continue to, impact our global financial performance in future quarters;

•	our ability to effectively compete and grow our infrastructure product sales, which if unsuccessful, would reduce our revenues and negatively impact our gross margins;

•

fluctuations in demand for our products and services, principally due to (i) the changing global economic environment, (ii) increased competition as we have seen in Asia, particularly in China and India, across all product lines and globally with respect to video solutions product lines, (iii) the development of new partnerships and the impact of consolidation in our industry, such as the recently announced acquisition of Tandberg by Cisco Systems, (iv) increased competition from larger companies like Cisco Systems, particularly upon the successful completion of the Tandberg acquisition, and Hewlett-Packard and (v) the introduction by our competitors of new products that may be considered more technologically advanced than the products that we offer and that are introduced in the market more rapidly than we can offer them;

•

the timing and extent of additional investments we make to support our recently announced strategic initiatives may not result in the revenue and profitability growth that these investments are intended to yield;

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

•

changes to our sales organization with the recent hiring of a new executive vice president of Global Field Operations and vice president of U.S. Sales and other changes in the global sales organization, which creates distraction for our sales force and our channel partners, may lead to employee attrition in the sales organization and may materially impact our future revenues and profitability during the transition period;

•	the impact of introducing product lines that require a more direct-touch sales model;

•	the impact of the volatility of the U.S. dollar, which could result in delays in purchasing our products or lower average selling prices to offset, affecting both revenues and gross margins;

•	the impairment of investments, including the corporate debt and preferred equity securities in our investment portfolio, as well as our strategic investments or other assets;

•	the prices and performance of our products and those of our existing or potential new competitors, which can change rapidly due to technological innovations;

•	the timing, size and mix of the orders for our products;

•	the impact of new product introductions which typically have lower gross margins for a period of time after their introduction;

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

•	fluctuations in the level of international sales and our exposure to the impact of international currency fluctuations on both revenues and expenses;

•	dependence on third party manufacturers, which includes outside development manufacturers, and the associated manufacturing costs;

•	the impact of increasing costs of freight and components used in the manufacturing of our products and the potential negative impact on our gross margins;

•	the magnitude of any costs that we must incur in the event of a product recall or of costs associated with product warranty claims;

•	the impact of seasonality on our various product lines and geographic regions; and

•	adverse outcomes in intellectual property litigation and other matters and the costs associated with asserting and enforcing our intellectual property portfolio.

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

Competition that we face in our markets is intense, and given the current economic environment and the recently announced acquisition of Tandberg by Cisco Systems, it will likely intensify and place increased pressure on average selling prices for our products. The principal competitive factors in the markets in which we presently compete and may compete in the future include:

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

We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our current or future competitors, or our delay in bringing new products to market to compete with competitive products, could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be a reduction in the prices of our products and our competitors’ products, the introduction of additional lower priced competitive products or the introduction of new products or product platforms that render our existing products or technologies obsolete. For example, video infrastructure product revenues declined sequentially in the first and second quarters of 2007 and again in the first and second quarters of 2008, and could decline again in the future. Revenues relating to new product offerings may also be unpredictable. For instance, although we initially saw strong sales of our Polycom CX5000 Unified Conference Station in the second and third quarters of 2009, there can be no assurance that revenue will remain at those levels or grow in future quarters.

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

Direct competition for telepresence product sales against larger competitors like Cisco Systems and Hewlett-Packard may also result in increased downward pressure on our product prices, as well as cause us to invest more in sales and marketing in order to compete effectively. Sales of our RPX and TPX products were lower in the second and third quarters of 2009 than in the first quarter of 2009, which we believe may have been caused by increased competition from companies with greater resources than us, as well as new competitive products entering the marketplace, which trend may continue in future quarters, potentially adversely affecting our revenues from such product lines.

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

In October 2009, Cisco Systems announced its planned acquisition of Tandberg, which could potentially have an adverse effect on our business and our future results of operations, possibly materially. Upon the completion of the planned acquisition, we will have to compete with a larger combined company with significantly greater financial and sales and marketing resources than ours, an extensive channel network and with a newly acquired expanded video communications product line. The planned acquisition may also create confusion among our channel partners and strategic partners as they reassess their future relationships with each company and try to distinguish each company’s product offerings. The acquisition may also cause distraction and increased resource requirements for our sales force and management team as they communicate with customers about the impact of the acquisition on our business and may increase our marketing spend to effectively compete.

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

Our video solutions infrastructure products experience significant direct competition from Tandberg, RADVISION, Cisco Systems, which resells RADVISION’s products, Huawei, and various smaller or new industry entrants. Tandberg’s acquisition of Codian strengthened their infrastructure product offerings and continues to result in increased competition from Tandberg against our total video solutions offering, and has negatively impacted our video solutions revenues, as well as our market position with respect to video conferencing and infrastructure offerings. Our video solutions infrastructure product revenues declined sequentially from the fourth quarter of 2004 through the second quarter of 2006 as well as in the first and second quarters of 2007 and the first and second quarters of 2008 as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures. Further, we launched our next generation video network system platform (RMX 2000®) in 2007 and introduced enhancements to that platform in February 2009 with the introduction of our RMX 2000® V4.0, and we intend to launch new infrastructure product offerings, including enhancements to existing products, in the future. These new product offerings may be delayed or may not have as much of a positive impact on our video solutions revenues as we anticipate. As a result, we may continue to lose market share with respect to our video solutions infrastructure products, as we have experienced in previous quarters.

The market for voice communications equipment, including voice conferencing and desktop equipment, and wireless voice devices is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. Further, we believe that the market for voice communication products may be more sensitive to economic conditions than our video solutions products as we have seen recently. Although we saw some stabilization in our voice communications business in the second and third quarters of 2009, it is too early to predict whether or not this business will continue to recover in future quarters. In voice communications solutions, our major conference phone competitors include Aethra, ClearOne Communications, Konftel, Mitel, Yamaha and other companies that offer lower cost, full-duplex speakerphones. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that cost less than our voice communications products. Our major VoIP desktop competitors include Aastra, LG Nortel, Linksys, a division of Cisco Systems, Snom and Thompson, in addition to several low cost manufacturers in Asia and Europe that are emerging. We have also recently introduced a range of high definition VoIP devices from personal speakerphones to executive desktop devices enabling integration with Microsoft Office Communications Server 2007. Some of these products will directly compete with products offered by LG Nortel. In addition, there are PBX and IP Call Manager manufacturers that compete with standards based IP products including Alcatel-Lucent, Avaya, Cisco Systems, Mitel, Nortel and Siemens. A significant portion of our VoIP desktop product revenues come from Internet Telephony Service Providers (or ITSPs) that use a hosted call server platform from one business partner. If that partner were to be acquired by a competitor, or if potential customers for our VoIP desktop products use or move to other platforms, our VoIP desktop revenues could suffer, possibly materially.

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

It is possible that we will see increased competition in all of our product lines to the extent that one or more of our competitors join together either through mutual agreement or acquisitions to form new partnerships to compete against us, such as the recently announced acquisition of Tandberg by Cisco Systems. Rumored or actual consolidation of our partners and competitors can cause uncertainty and disruption to our business and can cause our stock price to fluctuate. Also, these competitors, either on a stand-alone basis or on a combined basis, could have more substantial financial resources and production, sales, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. Further, the economic downturn may incent partners of ours with whom we do not currently compete to become competitors of ours as a means of growing their business in a difficult economic environment.

Our plans to invest in our business for further growth have caused, and may continue to cause, a negative impact on our stock price and may not ultimately lead to our intended results.

We recently announced several key strategic initiatives that we are undertaking as part of our strategy to capture growth in the unified collaboration market in which we operate. These include enhancements to our go-to-market capability; building our strategic partnerships with companies such as Avaya, Hewlett-Packard, IBM, Microsoft and others; establishment of a service provider line of business to focus on enhanced sell-through, as well as specific products and services to support their growing offerings in the managed and hosted space; increased innovation surrounding our immersive telepresence products; and expansion of our professional services practice. Over the next few quarters, we plan to significantly increase our spending levels in sales and marketing and, to a lesser extent, research and development and general and administrative areas, to support these key initiatives. This increased investment level is designed to yield increased growth in both our revenues and profitability in the future.

The results of these investments are expected, in the short-term, to negatively impact our stock price as our profitability will not be at the level as originally anticipated by our investors. Further, these investments may not result in the revenue and profitability growth that these investments are designed to yield. We may have also underestimated the required investment that each of these initiatives requires in order to for us to achieve the anticipated results.

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

Further, as our product portfolio expanded and as we entered into product lines that require a more direct-touch sales model and more complex negotiations, such as our RPX and TPX product lines, we made key strategic investments in additional sales and marketing personnel in 2008. It has taken time for us to hire additional key sales and marketing talent in such numbers that we believe are required to compete effectively both domestically and internationally and then further time for such new personnel to receive training and to become familiar with our product lines and services. In addition, we plan to make additional investments in developing our immersive telepresence products as part of our recently announced key strategic initiatives. Ultimately, it is possible that our increased investments in this area may not yield the financial results that we hope to achieve from such investments as quickly as anticipated, or at all. In addition, in our high end video solutions, such as telepresence, that typically require direct high touch sales involvement with potential customers, we compete directly with large, multi-national corporations, such as Cisco Systems and Hewlett-Packard, who have substantially greater financial, technical and executive resources than we do, as well as greater name recognition and market presence with many potential customers.

We continually need to educate and train our channel partners to avoid any confusion as to desirability of new product offerings compared to our existing product offerings. During the last few years, we launched several new product offerings, and there is a risk that these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any product until they determine if these products are more desirable products than our other products. We introduced our RMX 2000 and RMX 1000 conferencing platforms, which provide the next generation of conferencing infrastructure and had a negative impact on the sales of our MGC™ media servers and the HDX 4000™, our high definition executive desktop product, which had a negative impact on sales of our existing executive desktop product. We believe that the anticipation of the announcement of our HDX 8000™ video conferencing product, our high definition video conferencing product for small- to medium-sized conference rooms, temporarily delayed sales of our HDX 9000™ video conferencing product, our high definition video conferencing product intended for larger conference room settings, in the third quarter of 2007. Such delays in purchases could adversely affect our revenues, gross margins and operating results in the period of the delay. In addition, the introduction of new products such as the HDX 7000™ video conferencing product for smaller conference rooms, the HDX 8000 video conferencing product and our latest Polycom CX5000™ Unified Conferencing Station may have an unintended negative impact on sales of and corresponding revenues associated with other video conferencing products such as our VSX and other HDX and telepresence offerings. We and our channel partners must also effectively educate our potential end-user customers about the benefits of video conferencing and the products that we offer and the features available over those of our competitors.

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

We operate in a high technology industry which is subject to rapid and frequent technology and market demand changes. These changes can often render existing or developing technologies obsolete. In addition, the introduction of new products and any related actions to discontinue existing products can cause existing inventory to become obsolete. These obsolescence issues, or any failure by us to properly anticipate product life cycles, can require write-downs in inventory value when it is determined that the recorded value of existing inventory is greater than its fair market value. Further, as customers transition to our HDX video conferencing endpoints from our VSX video conferencing endpoints or to our RMX platform from our MGC infrastructure products, we may experience additional write-downs in inventory value of these products in the future, as has happened in the past. Also, the pace of change in technology development and in the release of new products has increased and is expected to continue to increase. If sales of one of these products has an unplanned negative effect on sales of another of our products, it could significantly increase the inventory levels of the negatively impacted product. For each of our products, the potential exists for new products to render existing products obsolete, cause inventories of existing products to increase, cause us to discontinue a product or reduce the demand for existing products.

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

We have acquired several businesses, which together resulted in goodwill valued at approximately $496.1 million and other purchased intangible assets valued at approximately $51.3 million as of September 30, 2009. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred and may occur in the future as a result of global economic factors make such an impairment more likely to result. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values, as we did in the fourth quarters of 2007 and 2006, when we wrote down certain intangible assets associated with our acquisition of Voyant in the amount of $3.6 million and $1.4 million, respectively. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. To date, due to these and other factors, we have recorded cumulative charges against earnings totaling $21.5 million associated with the impairment of such investments, including $7.4 million in the second quarter of 2007. As of September 30, 2009, our investments in private companies are valued at $2.2 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

We have in the past, and may in the future, as part of acquiring a company or as part of restructuring actions taken to streamline the business, identify redundant facilities. If we identify redundant facilities, we would develop a plan to exit as part of the integration of the businesses or as part of the implementation of the restructuring plan. For example, as of September 30, 2009 we have a remaining liability in the amount of $1.0 million related to facilities we vacated in connection with our acquisition of SpectraLink. This reserve is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, including as a result of the global economic crisis, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

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

The timing of our channel partner orders and product shipments and our inability to reduce expenses quickly can result in harm our operating results.

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

Certain of our sales contracts include product acceptance provisions which vary depending upon the type of product and individual terms of the contract. In addition, acceptance criteria may be required in other contracts in the future, depending upon the size and complexity of the sale and the type of products ordered. As we increase our focus on growing our service provider business, it is likely that an increased amount of our revenue will be subject to such contractual acceptance terms. Accordingly, we defer revenue until the underlying acceptance criteria in any given contract have been met. Depending upon the acceptance terms, the timing of the receipt and subsequent shipment of an order may result in acceptance delays, may reduce the predictability of our revenues, and, consequently, may adversely impact our revenues and results of operations in any particular quarter.

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

We have various original equipment manufacturer (OEM) agreements with major telecommunications equipment manufacturers, such as Avaya, Cisco Systems and Nortel Networks, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create conflicts with our other channel partners who directly compete with our OEM partners, or could create conflicts among our OEM partners who compete with each other, which could adversely affect revenues from these other channel partners or our OEM partners. Conflicts among our OEM partners could also make continued partnering with these OEM partners increasingly difficult, or our OEM partners, including large competitors such as Cisco Systems, may decide to enter into a new OEM partnership with a company other than us or develop products of their own, or acquire such products through acquisition, that compete with ours in the future, which could adversely affect our revenues and results of operations. Because many of our channel partners also sell equipment that competes with our products, these channel partners could devote more attention to these other products which could harm our business. Further, as we move to a more direct-touch sales model, we may alienate some of our channel partners or cause a shift in product sales from our traditional channel model as these traditional relationships evolve over time. Due to these and other factors, channel conflicts could arise which cause channel partners to devote resources to other non-Polycom communications equipment, or to offer new products from our new and existing competitors, which would negatively affect our business or results of operations. Further, consolidation amongst our channel partners or strategic partners, such as the pending acquisition by Avaya of Nortel Enterprise Solutions, may adversely impact our business as we expect short-term distraction and a potential negative impact on our revenues during the integration of the two companies.

We recently licensed from Microsoft the right to distribute our re-branded Polycom® CX5000 Unified Conference Station in the second quarter of 2009. The Polycom CX5000 contributed to our sequential growth in video communications product revenues in the second quarter of 2009. While we experienced strong sales in the initial quarters of the product launch, such results may not be necessarily indicative of future product sales. Additionally, in the future, Microsoft could decide to enter into similar distribution agreements for this product with companies other than us which could adversely affect our revenues in future periods.

As part of our recently announced key strategic initiatives we intend to build our strategic partnerships with such companies as Avaya, Hewlett-Packard, IBM, Microsoft, and others; however, defining and developing these partnerships is expensive and time consuming and may not come to fruition or yield the desired results.

Some of our current and future products are directly competitive with the products sold by both our channel and strategic partners. For example, we have an agreement with Cisco Systems under which we ship SoundStation IP conference phones for resale by Cisco Systems. In addition, Cisco Systems sells a video infrastructure product which is in direct competition with our video infrastructure offerings. Also, Cisco Systems has a partnership with Tandberg, one of our major competitors in the video solutions business, pursuant to which Tandberg provides Cisco Systems with technology that is co-branded and sold by Cisco Systems, and Cisco Systems has recently announced its plans to acquire Tandberg. Cisco Systems has also announced new video conferencing products that are in direct competition with our video conferencing solutions. With our acquisition of SpectraLink, we also compete with Cisco Systems in the WLAN space. As a consequence of conflicts such as these, there is the potential for our channel and strategic partners to compete head-to-head with us and to significantly reduce or eliminate their orders of our products or design our technology out of their products. Further, some of our products are reliant on strategic partnerships with call servers providers and wireless infrastructure providers. These partnerships result in interoperable features between products to deliver a total solution to our mutual end-user customers. Competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies. As an example, we are now competing in the voice-over-IP handset arena through service providers, which may cause our relationships with our IP PBX strategic partners to erode. In addition, due to increasing competition with us for sales of video conferencing equipment, Cisco Systems may decide to terminate its relationship with us to resell our SoundStation IP conference phones or eliminate the interoperability of its wireless access points with our SpectraLink 8000 wireless telephones. Further, our strategic partners may acquire businesses that are competitive with us. Any such strain or acquisition could limit the potential contribution of our strategic relationships to our business, restrict our ability to form strategic relationships with these companies in the future and create additional competitive pressures on us, including downward pressure on our average selling prices, which would result in a decrease in both revenues and gross margins, any of which could harm our business.

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

We have seen consolidation among certain of our existing channel partners and strategic partners. In such instances, we may experience changes to our overall business and operational relationships due to dealing with a larger combined entity. Further, our ability to maintain such relationships on favorable contractual terms may be limited. For instance, the combined entity may be successful in negotiating the most favorable contractual terms out of each of their respective contracts, including terms such as credit and acceptance, which are less favorable than those in our existing contracts with each channel partner. Depending on the extent of these changes and other disruption caused to the combined businesses during the integration period, the timing and extent of revenue from these channel partners may be adversely affected. For example, we believe that the recent announcement that Avaya will acquire Nortel Enterprise Solutions, both of which are strategic partners of ours, may adversely impact our business as we expect short-term distraction and a potential negative impact on our revenues during the integration of the two companies.

We are subject to risks associated with the success of the businesses of our channel partners.

Many of our channel partners that carry multiple Polycom products, and from whom we derive significant revenues, are thinly capitalized. Although we perform ongoing evaluations of the creditworthiness of our channel partners, the failure of these businesses to establish and sustain profitability, obtain financing or adequately fund capital expenditures could have a significant negative effect on our future revenue levels and profitability and our ability to collect our receivables. As we have grown our revenues and our customer base, our exposure to credit risk has increased. In addition, global economic uncertainty and recessionary factors, a downturn in technology spending in the United States and other countries, and the current financial services crisis has restricted the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, jeopardizing the collectability of our revenues from such channel partners and negatively impacting our future results as they reorganize or go out of business. For example, our partner Nortel filed for bankruptcy protection in the first quarter of 2009, one of our Asian distributors filed for bankruptcy in the third quarter of 2008 and one of our large European distributors filed for bankruptcy in the fourth quarter of 2007. Since filing bankruptcy, our level of business with Nortel has been materially lower than that of historical levels and the pending acquisition by Avaya could have a further negative impact on revenues.

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

While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, we from time to time engage in currency hedging activities to mitigate currency fluctuation exposure. As a result, our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, Interest and Other Income (Expense) has become less predictable and more difficult to forecast. For example, in the first nine months of 2009, the Company incurred $0.4 million in hedging costs compared to $0.7 million in the first nine months of 2008, resulting in significant movements in our Interest and Other Income (Expense) year over year. Due to the denomination of our European product sales in Euros and of our United Kingdom product sales in British Pounds, we have increased our hedging activity. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. Based upon our outstanding hedge contracts, we anticipate that the benefit to our revenues will likely decrease throughout the remainder of 2009, depending on the future exchange rates of the U.S. dollar versus the Euro and the British Pound, which would also have a negative impact on our gross margins. For example, as a result of our cash flow hedging program, in the first and second quarters of 2008 and the third quarter of 2009, we reduced operating income by $0.2 million, $0.3 million and $0.6 million, respectively, as compared to increasing operating income in the third and fourth quarters of 2008 and the first and second quarters of 2009 by $0.4 million, $2.9 million, $2.3 million, and $1.6 million respectively. In addition, significant adverse changes in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country, as discounts may be temporarily or permanently affected.

Difficulties we may encounter managing a substantially larger business could adversely affect our operating results.

If we fail to successfully attract and retain qualified personnel, our business will be harmed.

Our future success will depend in part on our continued ability to hire, assimilate and retain qualified personnel, including the retention of key sales personnel as we experience transition under new sales leadership. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel. In addition, the success of the planned expansion of our sales force as part of our recently announced strategic initiative around increasing our go-to-market capability is also dependent upon their ability to achieve certain productivity levels in an acceptable timeframe and any inability to do so could be disruptive to our business and have a material adverse impact on our operating results. For instance, we believe that execution by the sales team in the third quarter of 2007 was adversely impacted by distraction caused in part by the shift to a direct-touch sales model, as well as due to the ongoing integration of the SpectraLink operations at that time. Given the decrease in our stock price, the equity incentives of our employees have significantly decreased in value. This decline may create difficulty in retaining employees who may choose to seek new employment with corresponding new higher value equity grants, and any attempt to grant new or higher value equity to retain employees may create dilution for current investors.

From time to time, we may also decide to replace certain key personnel or we may make changes in certain senior management positions, particularly as we continue to grow in terms of size and complexity, or make organizational changes such as we did in 2007 when we created the Video Solutions organization, through the combination of our Video and Network Systems divisions. Most recently, in July 2009, we announced the hiring of a new executive vice president of Global Field Operations and vice president of U.S. Sales, as well as other changes in our global sales organization, which creates distraction for our sales force and our channel partners, may lead to employee attrition in the sales organization and may materially impact our future revenues and profitability during the transition period. Such transitions may be disruptive to the affected function and our business, possibly on a longer term basis than we expect, particularly as the sales team, many of whom have not worked together previously, learns to work together effectively, and could divert management’s attention from other ongoing business concerns, or as we continue to have changes in key sales personnel, which may result in continued disruptions to the business. Further, we may not experience the operating efficiencies in product planning, research, and development or sales productivity that any reorganizations within the sales organization are intended to achieve. In addition, on October 23, 2009, we announced that we placed our Senior Vice President and General Manager, Voice Communications Solutions, on administrative leave. Our Chief Executive Officer will assume these duties during the leave of absence.

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

Our business has grown in recent years through both internal expansion and business acquisitions, including our acquisitions of SpectraLink and Destiny in 2007, and we recently announced several key strategic initiatives that we are undertaking to further grow our business, including enhancing our go-to-market capability, increasing our strategic partnerships, establishing a service provider line of business, increased innovation in our immersive telepresence products and expansion of our professional services practice. Continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. We also may be less able to predict and effectively control our operating expenses due to the growth and increasing complexity of our business. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands placed on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. For instance, we are in the process of upgrading our Enterprise Resource Planning (ERP) systems to meet the growing demands of our business, which upgrade efforts were slowed toward the end of 2008 due to a decrease in Company spending during the period of economic downturn. The fact that such ERP upgrades have been delayed, or may not be effectively completed when resumed, could cause harm to our ongoing business operations. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

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

Manufacturing disruption or capacity constraints or failure of our information technology systems would harm our business.

We subcontract the manufacture of our voice products, including our wireless products, and video product lines to Celestica, a third-party contract manufacturer. We use Celestica’s facilities in Thailand, China and Singapore, and should there be any disruption in services due to natural disaster, terrorist acts, quarantines or other disruptions associated with infectious diseases, or other similar events, or economic or political difficulties in any of these countries or Asia or any other reason, such disruption would harm our business and results of operations. While we have begun to develop secondary manufacturing sources for certain products, Celestica’s facilities are currently the manufacturer for substantially all of these products, which means we are essentially sole-sourced for the manufacturing of such products, and if Celestica experiences an interruption in operations, suffers from capacity constraints, which may include constraints based on production demands from us as we grow our business, or is otherwise unable to meet our current or future production requirements we would experience a delay or inability to ship our products, which would have an immediate negative impact on our revenues. Moreover, any incapacitation of any of our or our subcontractors’ manufacturing sites due to destruction, natural disaster or similar events could result in a loss of product inventory. Further, we could experience a failure of our ERP systems or other information technology systems that occurs toward the end of a financial quarter or that lasts for a significant duration, either of which events could adversely impact our ability to process orders and ship product in any given quarter. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

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

We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, Delcom, Simtrol, Skelmir, SNMP, and Software House, video algorithm protocols from DSP and ATT/LUCENT, Windows software from Microsoft, development source code from Avaya, Nokia, Vocal Technologies Ltd., Wind River, Ingenient and Avistar, audio algorithms from Telchemy, D2, Nortel Networks, Sipro, Telogy and Voiceage, and communication software from Spirit and Troll Tech. In addition, certain of our products are developed and manufactured based largely or solely on third-party technology. These third-party software licenses and arrangements may not continue to be available to us on commercially reasonable or competitive terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business and results of operations. Further, if we are unable to obtain necessary technology licenses on commercially reasonable or competitive terms, we could be prohibited from marketing our products, could be forced to market products without certain features, or could incur substantial costs to redesign our products, defend legal actions, or pay damages.

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

We are a party to lawsuits (patent-related and otherwise) in the normal course of our business. The results of, and costs associated with, complex litigation matters are difficult to predict, and the uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition and reputation. Negative developments with respect to pending lawsuits could cause our stock price to decline, and an unfavorable resolution of any particular lawsuit could have an adverse and possibly material effect on our business and results of operations. In addition, we may become involved in matters such as regulatory investigations or other governmental or private legal proceedings, which could result in requests for information from us that could be distracting, expensive and time consuming for us while we comply with such requests, and, if public, may also cause our stock price to be negatively impacted.

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

A significant portion of our net revenue and expenses are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily currencies in Europe and Asia. As a response to the risks of changes in value of foreign currency denominated transactions, we may enter into foreign currency forward contracts or other instruments, the majority of which have a maturity date greater than one year. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business. The translation of these foreign currency denominated transactions will impact net revenues, operating expenses and net income as a result of fluctuations in the U.S. dollar against foreign currencies. Accordingly, such amounts denominated in foreign currencies may fluctuate in value and produce significant earnings and cash flow volatility. For example, as a result of our cash flow hedging program, in the first and second quarters of 2008 and the third quarter of 2009, we reduced operating income by $0.2 million, $0.3 million and $0.6 million, respectively, as compared to increasing operating income in the third and fourth quarters of 2008 and the first and second quarters of 2009 by $0.4 million, $2.9 million, $2.3 million and $1.6 million, respectively.

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

Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, through 2005, we were not required to record stock-based compensation charges to earnings in connection with stock option grants and other stock awards to our employees. However, the Financial Accounting Standards Board (FASB) issued guidance on share-based payments which now requires us to record stock-based compensation charges to earnings for employee stock awards. Such charges reduced net income by $16.3 million in 2006, by $29.9 million in 2007 and by $26.9 million in 2008 and will continue to negatively impact our future earnings. In addition, future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense and make such amounts difficult to predict accurately.

In December 2007, the FASB issued Accounting Standard, or AS, Topic 805, Business Combinations, or AS 805, which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. AS 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We believe that AS 805 will result in the recognition of certain types of expenses in our results of operations that we would capitalize pursuant to previous accounting standards and may also impact our financial statements in other ways upon the completion of any future acquisitions.

Changes in our tax rates could adversely affect our future results.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates, which are difficult to predict, could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by lapses of the availability of the U.S. research and development tax credit, or by changes in the valuation of our deferred tax assets and liabilities. Further, the accounting for stock compensation expense in accordance with AS 805 and uncertain tax positions in accordance with AS 740 could result in more unpredictability and variability to our future effective tax rates.

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

•	our recently announced plans to invest heavily in our business for future growth, which may, in the short-term, affect our profitability;

•

the announcement of new products, product enhancements or acquisitions by us or by or of our competitors, such as the recent announcement by Cisco Systems of their plans to acquire Tandberg, our largest independent competitor;

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity during the quarter ended September 30, 2009:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
7/1/09 to 7/31/09	441,010	$23.72	440,983	$196,704,000
8/31/09 to 8/31/09	410,693	$23.39	407,820	$187,165,000
9/1/09 to 9/30/09	95	$24.15	—	$187,165,000

Total	851,798	$23.56	848,803

(1)	Includes 2,995 of shares repurchased in July, August, and September 2009 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)	In May 2008, the Company’s Board of Directors approved a new share repurchase plan under which the Company at its discretion may purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“2008 share repurchase plan”). As of September 30, 2009, the Company was authorized to purchase up to an additional $187.2 million of shares in the open market under the 2008 share repurchase plan. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2008 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6.	EXHIBITS

Exhibit No.	Description

10.1	Form of Officer Performance Share Agreement for Andrew M. Miller.

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 30, 2009

POLYCOM, INC.

/S/ ROBERT C. HAGERTY
Robert C. Hagerty
President and Chief Executive Officer
(Principal Executive Officer)

/S/ MICHAEL R. KOUREY
Michael R. Kourey
Senior Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)

/S/ LAURA J. DURR
Laura J. Durr
Vice President and Worldwide Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Officer Performance Share Agreement for Andrew M. Miller.

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.