Form 10-K
period 2009-12-31
POLYCOM INC
filed 2010-02-19
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 in Exchange Act)    Yes  ☐    No  ☒

As of June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2009, was approximately $1,254,011,840. Shares of common stock held by each executive officer and director and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

84,148,404 shares of the Registrant’s common stock were outstanding as of February 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the fiscal year covered by this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

GENERAL

We are a leading provider of high-quality, easy-to-use unified communications (UC) solutions that enable enterprise, government, education, and healthcare customers to collaborate more effectively. Our solutions are built on architectures that enable unified video, voice, and content collaboration. Polycom uses open standards and removes distance and organizational barriers to enable dispersed work teams to easily meet and collaborate via the video or voice communications devices they choose, bringing people together efficiently and increasing productivity.

Our business operates in three segments: Video Communications Solutions, Voice Communications Solutions, and Services. Our Video Communications Solutions segment is comprised of video communications products (such as telepresence, room, desktop, and personal video conferencing products) and network systems products (such as UC media servers, network management, security, streaming, and recording solutions). Our Voice Communications Solutions segment includes our conference phone products, wired desktop voice products, and wireless handset voice products. Our Services segment encompasses maintenance contracts for our products, as well as a wide range of professional service and support offerings for our customers, channels, and strategic partners. In 2009, Video Communications Solutions, along with its attached services, comprised 69% of our revenues and Voice Communications Solutions, along with its attached services, comprised the remaining 31% of our revenues.

Important drivers for the adoption of Polycom’s solutions include: 1) the return on investment (ROI) achieved through productivity gains of faster decision-making and the reduction in travel costs, 2) the significant improvement in quality of customer experience through our immersive telepresence and high definition video and voice solutions, 3) the ease of connectivity through business-to-business and emerging cloud-based solutions, and 4) the environmental or “green” benefits of using Polycom’s solutions.

Based on these drivers and Polycom’s increasingly unique position as a large collaboration independent solutions provider, we launched a strategic investment plan to capture a strong position in the growing UC collaboration market. We believe Polycom has the opportunity to serve a pivotal role in the broader communications ecosystem to provide an integrated collaboration solution, regardless of which call management or presence-based solution a particular customer has adopted. To best capitalize on these factors, we announced a strategic investment plan in the fourth quarter of 2009. We are now executing on five core strategic initiatives to capture the collaboration market opportunity and to optimize our position as the partner of choice for global communications providers and as the provider of choice for our customers.

First, we are increasing the reach and nature of our go-to-market capability. Actions include sales leadership changes and the addition of quota-bearing sales and sales engineering staff in key geographies and vertical markets. We are also adding solution demonstration centers in important markets, introducing additional lead generation capabilities through various marketing initiatives, and making certain back-office improvements to support sales. In order to support this significant go-to-market initiative, we are updating channel programs to incent growth and solution, versus point product, selling. Finally, we are aligning our research and development efforts to best serve our customer base, including increased focus on requirements for the United States federal market and other key verticals.

Second, we are building an open-standards ecosystem by working with a broad array of strategic partners. Through the Polycom Open Collaboration Network™, we are partnering with the global leaders in network infrastructure and unified communications, including Avaya, Broadsoft, Hewlett-Packard, IBM, Juniper, Microsoft, and Siemens. We are focused on expanding and strengthening these relationships, enabling an integrated UC user experience from the meeting room, to the desktop, and while mobile.

Third, we are increasing our focus on service providers to capture the UC cloud-based services that are being offered by service providers around the world. This enables Polycom to deepen its strategic reach inside the network core of these service providers and to broaden our customer reach to include small-to-medium size businesses and, over time, the connected home. To this end, we are partnering with many of the world’s leading service providers, including AT&T, British Telecommunications, China Unicom, France Telecom/Orange, Telefonica, Telstra, and Verizon.

Fourth, we are investing in delivering further innovations in our telepresence solutions, including the supporting network infrastructure. These flagship solutions deliver a lifelike experience for the most critical applications inside of an enterprise or public sector customer. Also, because of the significant value of these solutions, telepresence provides Polycom with direct access to the executive-level decision-makers at even our largest customers. Continued innovations to our network systems architecture are also key, as the decision to adopt a particular provider’s telepresence and HD video and voice offerings is often made from the network core.

Fifth, we are expanding our professional services practice. Now that Polycom collaboration solutions are becoming a critical application for customer networks, our customers are demanding that Polycom deliver a broad professional services practice. These services will include engagement management, network assessment, Microsoft OCS integration, IBM Lotus SameTime integration, and a variety of additional services to most effectively leverage a customer’s service provider offering.

Although in 2009 we experienced a modest decrease in consolidated revenues which we believe is primarily due to general economic conditions and the tight global credit markets, our business began growing sequentially in the second quarter of 2009 and returned to year-over-year growth in the fourth quarter of 2009. This growth included sharp increases in our strategically important network systems revenues, which we believe provides a foundation for our entire video business in 2010.

We sell our products globally through a broad network of channel partners that includes distributors, value-added resellers, systems integrators, leading communications service providers, and retailers. We manufacture our products through a low-cost, outsourced model optimized for quality, reliability, and fulfillment agility.

We were incorporated in December 1990 in Delaware. Our headquarters location is 4750 Willow Road, Pleasanton, California 94588. Our telephone number at this location is (925) 924-6000 and our Internet Web site address is www.polycom.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our Internet Web site under “Company > Investor Relations > SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC. Information on our Web site does not constitute a part of this Annual Report on Form 10-K. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet Web site (www.sec.gov) that contains reports, proxy and information statements and other information regarding us that we file electronically with the SEC.

Polycom and the Polycom logo are registered trademarks of Polycom, Inc. This Annual Report on Form 10-K also includes other trade names, trademarks, and service marks of ours and of other companies.

PRODUCTS AND SERVICES

Video Communications Solutions

Our Video Communications Solutions products offer customers a unified, end-to-end visual communication capability that enables geographically-dispersed individuals to communicate as naturally as if they were in the same room. Through Polycom video communications solutions, people can connect and collaborate with one another whether they are in a board room, meeting room, class room, at their desktop, or in mobile settings. Our video communications solutions include all elements of a collaborative visual communications experience: immersive telepresence, room telepresence, personal telepresence, room and desktop video conferencing, PC-based video applications, conference platforms and media servers, network management applications, recording and streaming servers, video content management applications, and security and remote access products.

Visual communication provides natural and effective collaboration experiences among individuals and teams separated by distance. With the increasing availability of high-speed wired and wireless networks, migration to IP communications, and advances in video technologies that include high definition and immersive telepresence, many enterprises and government organizations are seeking systems that enable real-time and on-demand video communication. Globalization, distributed and remote workforces, outsourcing, rising travel costs, and sustainability requirements are workplace realities that are driving organizations to implement tools that enable faster decision-making, faster time-to-market and greater returns on investment. Polycom’s collaboration-enabling solutions deliver a wide range of telepresence and video products, enhanced by our voice communications and content sharing products. We provide solutions suited for enterprise, government, education, healthcare, and other vertical markets. Our video communications products are compatible with recognized international standards and are in use throughout the world.

Polycom’s family of telepresence and video conferencing solutions encompasses offerings from immersive telepresence suites to desktop PC video clients and meet the needs of any user, from individuals in the field to large boardrooms and auditoriums. The Polycom RealPresence™ Experience (RPX™) room environment, Polycom Telepresence Experience® (TPX®) solution, Polycom HDX® desktop video conferencing solution, Polycom Converged Management Application™ (CMA™) solution, Polycom VSX® video conferencing system and the V-series product lines comprise a suite of high-performance, cost-effective and easy-to-use personal, room and immersive telepresence and video conferencing systems that range in price from $150 to $695,000, depending on the features, functionality, and size of system. Multiple options exist to incorporate high resolution data sharing and collaboration into a video conference. The Polycom People+Content™ family of peripherals allows users of our Polycom HDX, VSX, and V-series products to more easily incorporate content, documents and audiovisual effects into their video conferencing sessions.

As enterprises, educational institutions, government agencies, and other organizations look to provide integrated video, voice and content sharing applications, they face the challenge of interconnecting various network topologies, network protocols, transmission speeds, and end-point devices. These customers require systems designed to address these complex interoperability, multipoint connectivity, and security requirements. In this context, we believe the service provider market will become increasingly important to our business as service providers purchase our network systems products to provide cloud-based voice and video services to their customer base. Polycom network systems products must ensure a consistent level of high-quality service by intelligently matching end-user applications to available network resources. Further, our network systems products must satisfy resellers who demand video, voice, and content communications sessions that are highly reliable and easy to establish, manage, archive, and stream.

The Polycom RMX 2000® platform provides a multi-network, unified HD conference infrastructure to support emerging video applications such as desktop collaboration, high definition multipoint conferences, and immersive telepresence. The scalable Polycom RMX 2000 simplifies the delivery and management of multiparty conferences within enterprises and through service provider networks. The Polycom RMX 1000™ conference platform addresses the needs of smaller organizations and branch offices in large enterprises. The Polycom RMX™ 4000 provides the scale and resilience required by service providers and large enterprise customers deploying thousands of mission critical video endpoints. The Polycom RMX series addresses the growing demand for high performance video infrastructure that flexibly supports both the latest in HD and legacy video conference systems, as well as extensive deployments of desktop video collaboration. List prices for the standards-based systems range from $22,300 to $562,000, depending on configuration. The Polycom MGC™-25, Polycom MGC™+-50 and Polycom MGC™+-100 traditional conference platforms provide the ability to join a multipoint video call regardless of the type of endpoint or network, and are customizable to unique enterprise, vertical, and service provider requirements. List prices for the Polycom MGC series range from $20,600 to $500,000 depending on configuration and features.

Polycom video communications solutions also include applications that enable the easy integration and management of a customer’s network and endpoints. The Polycom Converged Management Application™ (CMA™) solution is a comprehensive video network management solution that vastly simplifies the provisioning, management, and ease of use of desktop, room, and telepresence deployments across an organization. The Polycom CMA solution gives IT administrators tight control of all desktop, room, and telepresence visual communication systems, as well as video call activity across their distributed enterprise network. The Polycom CMA solution also helps streamline workflows through centralized management of conferences, devices, and systems and provides gatekeeping, scheduling, and directory management. IT administrators can automate software updates and establish policy-based provisioning of endpoint and infrastructure capabilities, as well as manage bandwidth based on network topology, business requirements, and operational needs. The Polycom CMA Desktop solution is a highly scalable, PC-based desktop video software application that allows users to create contact (or buddy) lists from a corporate directory and then easily launch video calls by clicking on contacts. The application allows users to see presence details (such as online, offline, available, and busy) for software and hardware video devices in their contact list and then easily connect to other users, or any standards-based video conferencing systems, including personal, room, and immersive telepresence solutions. It supports standards-based, high-quality visual communication previously unavailable in a desktop video application, including the ability to receive HD video, HD voice, and multimedia content including presentations, videos, and images in full, native resolution. The Polycom CMA solution, which includes seat licenses that can be used for endpoints, infrastructure, and Polycom CMA Desktop, is available globally and has list prices starting at $15,000.

The Polycom Distributed Media Application™ (DMA™) 7000 solution is a network-based application that manages and distributes multipoint video calls and conferences within an enterprise network environment. The Polycom DMA 7000 product is designed to virtualize an organization’s visual communication infrastructure, improve the efficiency and performance of video calls on an enterprise network, and make it easier and more cost-effective for organizations to deliver highly reliable on-demand video conferencing services enterprise wide.

This solution is designed to integrate with the Polycom RMX 2000 and 4000 conferencing platforms and Polycom CMA 4000/5000 management applications. Our DMA 7000 has list prices starting at $50,000 per system.

The Polycom RSS™ 2000 and 4000 video recording and streaming servers enable recording and streaming of multimedia conferences and presentations. The Polycom RSS 2000 and 4000 servers allow users to start recording from any type of video conferencing endpoint, using simple commands such as Start, Pause, and Stop. Stored content can be accessed from any IP endpoint or personal computer, so employees can easily access valuable company knowledge at their convenience. The Polycom RSS 2000 server has a list price of $15,500 and the Polycom RSS 4000 server has a list price starting at $22,500. In addition, the Polycom RSS 2000 and 4000 servers work with the Polycom Video Media Center™ (VMC) 1000 for even greater flexibility to manage and play streamed or stored conferences and video content. The Polycom VMC 1000 enables customers to store, manage, and protect video assets (including recordings of video conferences, training sessions, lectures and other meetings as well as the associated documents, presentations, and data). The Polycom VMC 1000 makes it easy to search for and access videos, and allows administrators to track and report who has watched which videos and for how long. Additionally the Polycom VMC 1000 includes lightweight directory access protocol (LDAP) integration and multiple layers of security, including password protecting the unit, channels, and individual videos. Now each department can securely store confidential information that can be accessed only by specific groups and individuals. The Polycom VMC 1000 starts at a list price of $61,300.

The Polycom VVX™ 1500 business media phone combines advanced telephony, one-touch video, and integrated business applications into a seamless, lifelike experience. This UC device works both in a Session Initiation Protocol (SIP) and H.323 network environment. The VVX 1500 business media phone is equipped with all of the capabilities of a full-featured Polycom SoundPoint® IP phone including: six lines, Polycom HD Voice™ technology, a Gigabit Ethernet switch that supports Power over Ethernet (PoE), and a host of rich telephony functions. These features can be accessed via the buttons on the front of the phone or by simply touching the large color display. The Polycom VVX 1500 business media phone generally has a list price ranging from $1,099 to $1,199. The Polycom CX5000 Unified Conference Station (formerly Microsoft RoundTable), which adds group video collaboration to Microsoft Office Live Meeting 2007 and Microsoft Office Communications Server 2007, has a list price of $4,300.

Finally, the Polycom Video Border Proxy™ (VBP™) NAT/Firewall traversal solutions remove communication barriers and allow remote teams to collaborate more effectively over video. Supplanting or integrating with existing firewalls to provide a trusted route for remote users into room and personal telepresence and traditional video conferences, the Polycom VBP Series also optimizes video quality by prioritizing video traffic over data traffic and providing both shortest-path routing and traffic shaping—both ways to control computer network traffic to enhance performance. The VBP Series list price ranges from $1,500 to $67,000.

Voice Communications Solutions

Our Voice Communications Solutions products enhance business communications in the conference room, on the desktop and in enterprise mobility applications. Polycom voice solutions deliver clear voice communications in telephone conversations and conference calls, a critical communications element in any business or public sector organization. Our HD voice solutions on the desktop and in the conference room provide over twice the clarity and fidelity for more productive voice communications. Our mobility solutions increase the productivity of individuals whose work requires significant mobility in their building or across their campus.

The convergence of voice, video, and data networks is allowing Voice-over-IP (VoIP) telephony systems to address many needs of today’s enterprises, including reducing costs, introducing new productivity enhancing applications, simplifying network management, and converging voice and data networks. VoIP telephony systems enable corporations to distribute a single network across multiple offices or remote locations, and to reduce the cost of managing communications networks by allowing remote provisioning. These converged systems also provide a platform for enterprises to rapidly build applications to meet specific business demands. A majority of our voice communications products are based on VoIP technology either over wired or wireless IP networks. A majority of our products also utilize IP connectivity to enable application capabilities to enhance the productivity of users in vertical markets such as healthcare, retail, hospitality, and manufacturing, as well as in small and medium-sized business (SMB) and enterprise environments.

The Voice-over-IP ecosystem includes call management suppliers for on-premise call servers and soft-switches for network based call server platforms. Through our VIP (VoIP Interoperability Partner) program, we have established relationships with approximately 30 technology partners for VoIP call managers, including Adtran, Alcatel-Lucent, Avaya, BroadSoft, Cisco, Digium, Interactive Intelligence, Metaswitch, NEC, Sylantro (which was acquired by Broadsoft in December 2008), and others to collaborate in the development, marketing, and distribution of our VoIP products.

A majority of Polycom’s voice products feature the patented Polycom Acoustic Clarity™ technology, which allows for simultaneous conversations, known as full duplex, and minimizes background noise, echoes, word clipping and distortion. All of our voice end-points are compatible with international standards and are available in most worldwide markets. Many of our new products are available with HD voice, providing wideband voice quality that rivals CD quality audio.

Our conference phones are used by businesses to conduct high quality, effective audio conference calls in conference rooms. The product line consists of Polycom VoiceStation® products for smaller rooms, Polycom SoundStation® conference phones for midsize rooms, and Polycom SoundStation IP for conference room solutions for VoIP based telephony networks. Our conference phone products generally have list prices ranging from $309 to $1,339, depending on the model selected.

The Polycom SoundStructure® and Polycom Vortex® series of installed voice conferencing products provide solutions for larger, high-end conference rooms, training rooms, auditoriums, courtrooms, classrooms and other permanent installations. These integrated room solutions can be used as a standalone audio system or can be used in combination with a video system to significantly enhance voice quality and microphone pick up. Depending upon the model, list prices on our SoundStructure and Vortex product lines generally range from $1,029 to $8,239.

The Polycom SoundPoint® series of standards-based SIP desktop phones provide superior audio quality and rich features to address the desktop communications requirements of businesses. The SoundPoint product line consists of the 300, 400, 500, and 600 series phones, with increasing features and functionality. The 450, 550, 560, 650, and 670 desktop phones incorporate HD Voice to deliver wideband voice quality. The complete SoundPoint product line is based on a common software architecture to ensure compatibility for all devices with our VoIP solution partners. Our SoundPoint IP desktop VoIP products generally have list prices ranging from $139 to $629, depending upon the model selected. We are one of two vendors that currently provide VoIP and USB phones for Microsoft’s Unified Communications telephony offering that launched in the fourth quarter of 2007. The Polycom CX family of Microsoft OCS desktop phones has list prices ranging from $135 to $619.

The Polycom Communicator™ speakerphone is our entry into the PC-based Voice and Video over IP (V2oIP) and Voice over Instant Messaging (VoIM) markets. The Polycom Communicator solution improves the usability of PC-based IP softphone applications by utilizing Polycom’s high definition, full-duplex, hands-free voice quality. We provide the Polycom Communicator device through our partnerships with Microsoft, Skype, BroadSoft, and others for a list price of $139.

Polycom’s wireless products address the demand for on-premise mobility and increased productivity from small businesses to enterprises and in vertical market segments such as healthcare, large retail, manufacturing, and high-end hospitality. Polycom offers three wireless product lines including Polycom SpectraLink® Wi-Fi, Polycom SpectraLink Proprietary, and Polycom KIRK® DECT offerings. These mobility products are sold through our channels and are also provided through OEM partners such as Avaya, Alcatel-Lucent, 3COM, and NEC and specialized system integrators. We also have an established Voice Interoperability for Enterprise Wireless (VIEW) testing program that includes 15 Wi-Fi infrastructure vendors including leaders such as Cisco Systems, Trapeze Networks, Aruba Networks, and Meru Networks to collaborate on wireless infrastructure interoperability. The SpectraLink product line has list prices ranging from $359 to $1200 per user. The KIRK DECT product line includes handsets which range in list price from $140 to $775 and infrastructure products whose list prices range from $850 to $5,534.

Services

Polycom offers a comprehensive line of professional and support services to our customers on a global basis. These services are offered directly by us and through our worldwide channel partner network.

For the ongoing support of our end-user customers, we provide maintenance services that include telephone support, software upgrades and updates, parts exchange, on-site assistance, and direct access to our support engineers for real-time troubleshooting of our solutions. We also offer installation and implementation services and a broad range of training offerings. Our training program provides our resellers, service providers, and end-user customers with educational services to ensure effective usage and operation of our products with training facilities worldwide.

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

Polycom offers a variety of Professional Services solutions that include assessments, implementation services, network consulting services, wireless services application integration, and advanced project management services. Polycom also offers a Go Green Assessment professional service that guides customers in the reduction of their carbon footprint through the use of Polycom solutions. Additionally in 2009, we introduced a new Usage and Adoption Service to help our customers deploy and maximize the return on their Polycom investment. Another important announcement in 2009, through a strategic service provider, was the Telepresence Exchange Network. This first-of-its-kind exchange allowed customers, regardless of their service provider, to connect to each other through telepresence.

The Polycom Certified Service Partner (CSP) program certifies Polycom’s service and support channel partners by verifying their performance in providing customers with 24x7 support, fast response times, call center support, and training in Polycom solutions and IP networking. Polycom and its CSP partners are jointly able to offer maintenance and diagnostic service and support. The Polycom CSP program is an annual certification program that recognizes a channel partner’s expertise and service capabilities and their ongoing focus on customer satisfaction as measured through service performance metrics. The Polycom Partner Service Program (PPSP) is the corresponding international certification program.

Maintenance and support prices vary by model, number of systems and program options. Prices generally range from 7% to 15% of product list price depending on the product and the level of service selected. All services are not available on all products.

In addition, Polycom’s Video Network Operations Center (VNOC) service provides customers with operations management for their Polycom RPX and Polycom TPX telepresence suites. Our VNOC services are available in two models—hosted and managed. Hosted VNOC service offers access to unlimited HD Multipoint Conferencing, using our HD Multipoint Conferencing resources. Managed VNOC service provides remotely managed services of a customer’s dedicated, on-site Telepresence HD Multipoint Conferencing resources by Polycom telepresence experts.

In 2009, we expanded our Telepresence Video Network Operations Center certifications to include an advanced designation for providing a higher level of support to our customers.

SALES AND DISTRIBUTION

We market and sell our products through a worldwide network of channel partners, which includes distributors, value-added resellers, strategic partners, service providers, and retailers. In some cases, we market and sell our products directly to leading communications solutions providers. These partners include Avaya, Cisco Systems, Digital China, FVC, Imago Micro, Ingram Micro, Nanjing Southern Telecom, Otsuka Shokai Corporation, Princeton Technology, ScanSource (T2 Supply and Catalyst), SKC Communication, Solutionz, British Telecommunications, Verizon, and Westcon. Many of these partners sell a variety of communication products and/or services and, when combined with our products, offer a complete product portfolio.

Polycom has a direct-touch sales strategy that enables us to build and maintain close working relationships with our enterprise and public sector customers by working directly with our end-user customers in addition to through our partners. This direct-touch approach to sales and marketing is best suited for our Video Communications Solutions products and some of our Voice Communications Solutions products. A portion of our Voice product business is sold on a transaction basis by our channel partners and, as such, has very little or no direct interaction with our sales force. Even with our direct-touch sales approach, our video and voice communications products are almost always fulfilled through one of our channel or strategic partners. With collaborative communications becoming a priority network application and with the scale of our business increasing, we are continuing to invest more in our sales force to more fully capture the opportunity for customer adoption.

Our partners are required to be trained and certified for many of our products, which we believe yields a higher level of end-user customer satisfaction. Channel partners that stock product maintain a limited amount of inventory and, for some channel partners and our network system products, we drop ship directly to their end-user customers as opposed to having these partners carry inventory. Working with existing and new channel partners, we plan to continue to focus on the enterprise, government, education, and healthcare vertical markets. To complement our sales efforts, we advertise in trade and general business print media and participate in a wide array of trade shows and public relations activities. In addition, since the value of our solution is best realized through demonstration, we have been and plan to continue to invest in executive briefing centers, demonstration centers, and the deployment of evaluation systems to end-user customers.

We typically ship products within a short time after we receive an order and, therefore, backlog is not necessarily a good indicator of future revenues. We include in backlog open product orders for which we expect to ship or services for which we expect to bill and record revenue in the following quarter. Once billed, any unearned service revenue is included in deferred revenue. As of December 31, 2009, our order backlog was $69.1 million, as compared to $60.5 million at December 31, 2008.

We have historically focused our sales efforts in regions of the world where we believe customers have begun to invest significantly in collaborative communications solutions. Based on the global nature of this customer demand, our sales and service staff and our channel footprint has spread into all major global regions. As such, we manage our global sales and distribution process in the four theatres of North America, EMEA, Asia and Latin America. We have established product distribution centers in the United States, Europe and Asia in order to best serve our global customer base, which has increased the costs associated with our international operations.

A substantial majority of our revenue is from value-added resellers, distributors, service providers and retailers. In 2009, one channel partner, Scansource Communications, accounted for more than 10% of our Video Communications Solutions and Voice Communication Solutions segment revenues and our total net revenues. No one channel partner accounted for more than 10% of our Service segment revenues. In 2008, the same channel partner accounted for more than 10% of our Video Communications Solutions segment revenues. No one channel partner accounted for more than 10% of our total net revenues or of our Voice Communications Solutions or Services segment revenues in 2008. In 2007, no one channel partner accounted for more than 10% of our total net revenues or of our Video Communications Solutions, Voice Communications Solutions or Services segment revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

ACQUISITIONS AND INVESTMENTS IN PRIVATELY HELD COMPANIES

We believe that making strategic acquisitions and minority investments in privately held companies is a good use of capital that can add value to Polycom’s solutions with our strategic partners and to our end-user customers. In early 2007, we completed two acquisitions: Destiny Conferencing Corporation (“Destiny”), a telepresence solutions company, and SpectraLink Corporation (“SpectraLink”), a leading provider of on-premises wireless handset solutions. The Destiny acquisition gave us the core competency to compete effectively in the fast-growing telepresence market, leveraging our in-house HD video, HD voice, and HD content expertise. The SpectraLink acquisition enabled us to leverage our brand, channels, and technology, and to expand our offering from wired voice products into mobility solutions.

COMPETITION

We continue to face significant competition for our video communications solutions and voice communications solutions products, which, by their nature, are subject to rapid technological change. For our video communications products, our major competitors include Tandberg (which is being acquired by Cisco Systems), Cisco Systems, Hewlett-Packard and a number of other companies including Aethra (which is being acquired by RADVISION), Huawei, LifeSize (which was acquired by Logitech in December 2009), as well as various smaller or new industry entrants. Some of these companies have substantial financial resources, as well as production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, Tandberg has had a strategic relationship with Cisco Systems, whereby Tandberg provided Cisco Systems with technology that is co-branded and sold by Cisco Systems. On October 1, 2009, Cisco Systems announced a definitive agreement to acquire Tandberg. The acquisition is expected to close during the first half of calendar year 2010. Further consolidation within this industry included Logitech International, which announced on November 10, 2009 that it had agreed to acquire privately held LifeSize Communications, a provider of high definition video communication solutions. We believe these targeted acquisitions reinforce our view that visual communication is becoming a mission-critical business tool. Following these acquisitions, Polycom will be the largest independent provider across all video communication platforms. We believe we will face increasing competition from alternative video and collaboration solutions that employ new technologies or new combinations of technologies. We also expect competition to increase in the future in this area.

Our video communications solutions network systems products experience significant competition from Tandberg, which acquired Codian in August 2007; RADVISION; Cisco Systems, which resells RADVISION’s products; Huawei; and various smaller or new industry entrants.

In voice communications solutions, our major competitors include ClearOne Communications, Konfitel, Mitel, Yamaha and other companies that offer lower cost, full-duplex speakerphones. In the VoIP desktop space, we also face competition from Aastra, LG-Nortel, Linksys, Snom and Thompson, in addition to several other low cost manufacturers in Asia and Europe that are emerging. There are also notable PBX and IP Call Manager manufacturers that compete in the standards based IP space, including Alcatel-Lucent, Avaya, Cisco Systems, Mitel, and Siemens. Furthermore, many major telephony manufacturers produce hands-free speakerphone units that cost less than our voice communications solutions products. With respect to our SpectraLink product lines, our primary competitors include Ascom, Cisco Systems, Hitachi Cable, Motorola, Samsung and Vocera. The overall market in the consumer segment is highly competitive, and many of such competitors may have greater financial, technical, research and development, and marketing resources than we do. In addition, mature DECT standard-based products previously marketed by large telecom companies in markets outside the U.S. are being introduced in the U.S., which may be lower-priced than our SpectraLink and KIRK offerings. Enterprise adoption of standards for wireless LAN and VoIP may lead to the commoditization of wireless telephone technology and the availability of low-cost alternative products. Other purchasers may prefer to buy their wireless telephone systems from a single source provider of wireless local area networks, or LANs, such as Cisco Systems, which provides wireless infrastructure and wireless telephones.

For our services business, we do not currently experience any significant competition from third-party maintenance and support companies. Third-party maintenance companies may become a threat to our service base in the future, as the industry grows and as they look at our products as potential third-party service revenue streams, in addition to trying to provide one service solution to their customers. Today, some of our channel partners resell Polycom maintenance and support services, while others sell their own maintenance and support services. To the extent that channel partners sell their own services rather than ours, although they purchase maintenance contracts from us to support their service offering, these partners compete with us. In addition, as we expand our professional services offerings, we may compete more directly with system integrators.

It is possible that we will see increased competition in all of our product lines in the future to the extent that one or more of our competitors join together either through mutual agreement or acquisitions to form new partnerships to compete against us, such as the recently announced acquisition of Tandberg by Cisco Systems.

RESEARCH AND PRODUCT DEVELOPMENT

We believe that our future success depends in part on our ability to innovate through developing new architectures, enhance existing products, and develop new products that maintain technological competitiveness. The markets for our products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and require a significant investment in research and development. We intend to expand upon these product platforms through the development of software options, upgrades and future product generations. In addition, we plan to allocate more of our resources to the integration of our products to integrate with the platforms of our strategic partners and to continue to comply with open standards. However, we cannot assure you that these products or enhancements will be made commercially available as expected or otherwise on a timely and cost-effective basis or that, if introduced, these products will achieve market acceptance.

Research and development expenses, including investments in our core technologies, are expensed as incurred and totaled approximately $117.6 million in 2009, $135.3 million in 2008, and $139.0 million in 2007. We intend to continue to make substantial investments in product and technology development. We also intend to continue to participate in the development of various teleconferencing industry standards, which are or may be incorporated into our products.

CUSTOMER SERVICE AND SUPPORT

We believe that service and support are critical components of customer satisfaction. Although our resellers maintain and provide technical support to their end-user customers, we provide a wide range of service and support offerings to our resellers, service providers and directly to some end-user customers. Service revenues for our video communications solutions and voice communications solutions products are included in our Services segment. See Note 14 of Notes to Consolidated Financial Statements.

We provide warranty support for all of our products. The warranty period is generally one to three years for hardware products and ninety days for software media and repaired parts. In addition to warranty, we provide professional services offerings. Professional services consist of planning and needs analysis for end-users; design services, such as room design and custom solutions, providing customized videoconferencing solutions to meet each end-user’s unique requirements; and project management, installation and training, which provide end-users with effective implementation of videoconferencing systems and the transition to IP networks. Additional professional service offerings include benchmarking and best practice assessments, as well as voice conferencing integration. All services are sold both directly to end-user customers and through our resellers. Service programs for local and international resellers range from reselling our service offerings to providing back-end support for servicing end users. All maintenance services are delivered on a worldwide basis from several Technical Support Centers located in the United States, Canada, United Kingdom, Mexico, Argentina, Brazil, Chile, Columbia, Australia, South Africa, Japan, China, Singapore, Thailand, and India. Spare parts are stocked at strategic locations around the world to meet response time commitments to customers and resellers. We utilize direct field service staff, as well as resellers and third-party service providers, to perform installation and on-site repairs. We deliver all other services through a combination of in-house personnel and outside contractors. In addition, a technical service center hotline provides a full range of telephone support to our resellers and to end-user customers, and we offer electronic support via the World Wide Web. We maintain contracts with a number of different vendors throughout the world to provide certain services, including front line technical telephone support in North America, on-site field support and logistics.

MANUFACTURING

We subcontract the manufacturing of our voice products to Celestica and Askey, and our video products to Celestica and Flextronics. Askey, Celestica and Flextronics are third-party electronic manufacturing service providers. We use Celestica’s facilities in Thailand and China, Flextronics in Mexico and Askey in China. At the conclusion of the manufacturing process, these video and voice products are distributed to channel partners and end users through warehouses located in Hong Kong, The Netherlands, Thailand, and Tracy, California. Our DECT wireless voice products are produced by us in a vertically integrated factory in Horsens, Denmark. Our telepresence product line is produced by us in a production facility in Dayton, Ohio. The key components of our video communications solutions network systems products are manufactured by third parties in China, Taiwan, and Israel. Final system assembly, testing and configuration is performed by Celestica China, Celestica Thailand, and Polycom Israel. These network systems products are distributed directly from these manufacturing locations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

While we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights, we believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are also essential to establishing and maintaining a technology leadership position. We currently have over one hundred ninety United States patents issued covering our products. The expiration of these patents range from 2010 to 2026. In addition, we currently have over two hundred non-U.S. patents issued whose expirations range from 2010 to 2032. Further, we have over one hundred twenty five published United States patent applications pending covering our conferencing and our network systems products and over one hundred seventy five non-U.S. patent applications pending. Polycom, SoundStation Premier, SoundPoint, SoundStation, ViewStation, VoiceStation, ReadiManager, ViaVideo, SpectraLink, KIRK, VSX, RMX, HDX, OneDial, SoundStation product configuration, the Polycom logo, Powered by Polycom, and others are registered trademarks of Polycom, and iPower, iPriority, HD Voice, Mobile Responder, PDS, PEC, PVE, QDX, Proxias, and others are trademarks of Polycom in the U.S. and various countries. According to federal and state law, Polycom’s trademark protection will continue for as long as we continue to use our trademarks (in common law countries) and/or maintain our registrations (in civil law countries) in connection with the products and services of Polycom.

We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, Aricent, Delcom, RADVISION, Simtrol, Skelmir, SNMP, Software House, Texas Instruments, Inc., and UB Video Inc., video algorithm protocols from DSP and ATT/Lucent, Windows software from Microsoft, development source code from Avaya, In Focus Systems Inc., Nokia, Vocal Technologies Ltd., Wind River, Ingenient and Avistar, audio algorithms from Telchemy, D2 Technologies, Ericsson, Sipro, GIPS, Telogy and Voiceage, and communication software from Spirit. In addition, from time to time, we have entered into patent cross-license agreements with third parties, such as the ones we have in place with Tandberg ASA, Tandberg Telecom AS and Tandberg, Inc, whereby non-exclusive, fully paid-up, worldwide patent licenses to each party’s respective patent portfolios were granted. Further, certain of our products are developed and manufactured based largely or solely on third-party technology. These third-party software licenses and arrangements may not continue to be available to us on commercially reasonable or competitive terms, if at all. The termination or impairment of these licenses could result in delays or reductions in or the elimination of new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business and results of operations. Similarly some of our products may include “open source” software. Our ability to commercialize products and technologies incorporating open source software may be restricted because, among other factors, open source license terms may be unclear and may result in unanticipated obligations regarding our product offerings.

EMPLOYEES

As of December 31, 2009, we employed a total of 2,693 persons, including 1,354 in sales, marketing and customer support, 689 in research and product development, 259 in manufacturing and 391 in finance and administration. Of these, 1,227 were employed outside of North America. We have experienced no work stoppages and believe our relationship with our employees is good.

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

Global economic conditions have adversely affected and may continue to adversely affect our revenues and harm our business.

Economic conditions worldwide have contributed to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to these adverse changes in general economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods, including most recently in the fiscal year ended December 31, 2009. Despite some recent signs of stabilization, these factors have created uncertainty and unpredictability and caused us to continue to be cautious about our future outlook. The global recession, the continuing credit crisis that has affected worldwide financial markets, the extraordinary volatility in the stock markets, other negative macroeconomic and global recessionary factors, and uncertainty or further weakening in key vertical or geographic markets, could continue to negatively impact technology spending for our products and services and may materially adversely affect our business, operating results and financial condition.

Further, global economic conditions have resulted in a tightening in the credit markets, low liquidity levels in many financial markets, and extreme volatility in credit, equity, foreign currency and fixed income markets.

These economic conditions negatively impact our business, particularly our future revenue potential, losses on investments and the collectability of our accounts receivable, by causing the inability of our customers to obtain credit to finance purchases of our products and services, customer or partner insolvencies or bankruptcies, decreased customer confidence to make purchasing decisions resulting in delays in their purchasing decisions, decreased customer demand or demand for lower-end products, and decreased customer ability to pay their obligations when they become due to us. For example, our partner Nortel’s bankruptcy filing in January 2009 negatively impacted our revenues as our level of business with Nortel has been materially lower than that of historical levels.

We believe our voice communications products are more susceptible to general economic conditions than our other products, which has led to longer sales cycles for our voice products and negative year-over-year growth of revenues in the voice product line. In particular, while we believe that our video product lines may be better able to sustain the impact of current economic conditions and recessionary and other factors, our voice products do not provide the same return on investment profile that we believe our video products provide to customers who are curtailing travel and other related expenditures in a down economy, making our voice products more susceptible to the current economic downturn. Further, although we believe our video communications products offer a rapid return on investment, tightened corporate budgets and capital expenditures in this economic environment will likely continue to negatively impact our video communications product revenues, as was the case in 2009. Despite recent signs of stabilization, we continue to be cautious about our future outlook in light of the global economic climate.

Economic pressures have also caused us to carefully control our expenses through programs such as headcount reductions, reduced discretionary spending, deferral of nonessential projects, suspension of annual salary merit increases, and encouraging paid time-off programs. Although we believe such measures to be prudent given the economic outlook, certain of these initiatives may cause us to underspend in areas later determined to be essential to the future growth of the business, negatively impact short- and long-term research and development and go-to-market productivity, or negatively impact employee morale and retention and may, as a result, adversely impact our future ability to effectively compete once economic conditions improve. Further, the tightening of our budgets and the cost control measures being taken by us in this period of economic downturn have caused us to defer infrastructure improvement projects, such as software upgrades, which may handicap the growth of our business in future periods. These actions are not necessarily sustainable in the long term, and we will need to increase spending in order to maintain and build the business in future periods, which among other factors may negatively impact our operating margins, particularly the reinstatement of merit increases, which is currently planned for the third quarter of 2010 and bonus programs, which we currently plan to phase in commencing in the second quarter of 2010, and the elimination of encouraged paid time-off programs.

If we fail to compete successfully domestically and internationally, our business and results of operations would be significantly harmed.

Competition that we face in our markets is intense and, given the recently announced acquisition of Tandberg by Cisco Systems, it will likely intensify and place increased pressure on average selling prices for our products. Potentially lower average selling prices for our products will correspondingly have a negative impact on our revenues and gross margins. The principal competitive factors in the markets in which we presently compete and may compete in the future include the ability to:

•

provide and sell a broad range of products and services that are responsive to changing technology and changing customer requirements and our ability to bring such products to market more rapidly than our competitors do;

•	appropriately and competitively price our products;

•	introduce new products;

•	reduce production costs;

•	provide value-added features and functionality;

•	successfully integrate our products with, and operate our products on, existing customer platforms;

•	gain market presence and brand recognition; and

•	extend credit to our partners.

We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our current or future competitors, or our delay in bringing new products to market to compete with competitive products, could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be a reduction in the prices of our products and our competitors’ products, the introduction of additional lower priced competitive products or the introduction of new products or product platforms that render our existing products or technologies obsolete. For example, video network systems product revenues declined sequentially in the first and second quarters of 2007 and again in the first and second quarters of 2008, and could decline again in the future. Revenues relating to new product offerings may also be unpredictable. For instance, although we initially saw strong sales of our Polycom CX5000 Unified Conference Station in 2009, there can be no assurance that revenue will remain at those levels or grow in future quarters.

Competition that we face in certain of our international markets is different than that we face in North America. We have noted additional competitors and increased pricing pressures in China, India and other parts of Asia. If we are unable to compete effectively in these regions in terms of price, technology, product offerings or marketing strategies, our overall financial results may suffer.

Competition in each of our markets is intense, particularly in light of increased consolidation in our industry, and our inability to compete effectively in any of these markets could negatively affect our results of operations.

We face significant competition in the video communications solutions industry. For our video conferencing end points, our major competitors include Tandberg (which is being acquired by Cisco Systems), Cisco Systems, Hewlett-Packard and a number of other companies including Aethra (which is being acquired by RADVISION), Huawei, LifeSize (which was acquired by Logitech in December 2009), as well as various smaller or new industry entrants. We face competition for sales of our RPX and TPX telepresence solutions and related services from Cisco Systems, Hewlett-Packard, Tandberg, Teleris and others. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, which may result in our having to increase our spending on marketing, and we may not be able to effectively compete against these companies due to their size.

Direct competition for telepresence product sales against larger competitors like Cisco Systems and Hewlett-Packard may also result in increased downward pressure on our product prices, as well as cause us to invest more in sales and marketing in order to compete effectively. Sales of our RPX and TPX products were lower in 2009 than in 2008 which we believe may have been caused by increased competition from companies with greater resources than us, as well as new competitive products entering the marketplace, which trend may continue in future quarters, potentially adversely affecting our revenues from such product lines.

In addition, with the increasing market acceptance of video communications solutions, other established or new companies may develop or market products competitive with our video conferencing products, including companies with greater financial and other resources, greater brand recognition or greater access to top-level executives than we have, or may partner with companies which have more substantial resources and production, sales, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products and to bring their products to market or respond to changing technologies more rapidly than we can, or that may be more adept in responding to rapidly changing market conditions or changing technologies than we are. These factors could negatively impact our video revenues as customers assess such new technologies or wait to make purchases until sales prices for such next generation products fall. Conversely, new product adoption may grow at such rates that we are unable to keep up with increasing demand due to our size, resources, need to establish new partnerships, or other factors. Also, strategic partnerships and acquisitions are regularly being formed and announced by our competitors, which may increase competition and result in increased downward pressure on our product prices.

For instance, in October 2009, Cisco Systems announced its planned acquisition of Tandberg, which could have an adverse effect on our business and our future results of operations, possibly materially. Upon the completion of the planned acquisition, we will have to compete with a larger combined company with significantly greater financial and sales and marketing resources than ours, an extensive channel network and with a newly acquired expanded video communications solutions product line. This new product line may be sold in conjunction with Cisco Systems’ proprietary network equipment and technology as a complete solution, making it more difficult for us to compete against them or to ascertain pricing on competitive products. In addition, Cisco Systems, after it completes its acquisition of Tandberg, may use its dominance in network equipment to foreclose competition in the telepresence and/or videoconferencing equipment market. Post-acquisition, Cisco Systems may make it more difficult, more expensive, or otherwise less attractive to choose our telepresence and/or videoconferencing products in a Cisco Systems network environment. Cisco Systems may also preclude our competitive products from being fully interoperable with Cisco Systems endpoints, video infrastructure and/or network products.

Further, the acquisition of privately-held LifeSize by Logitech in December 2009 will likely result in increased competition and pricing pressure for our video communications solutions products, which could also negatively impact our future results of operations, as the newly-combined entity will have greater financial resources, deeper mass market sales channels and greater pricing flexibility than LifeSize did as a standalone entity. We have lost group video conferencing sales opportunities to our competitors, including Tandberg, and also to LifeSize and competitors in China who sell at lower price points than we do. We expect to continue to face stiff competition, and our competitors may gain market share from us, due in part to their strategic relationships and their latest product offerings. We also believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies. Further, the commoditization of certain video conferencing products could lead to the availability of alternative, lower-cost video conferencing products than ours and, accordingly, drive down our sales prices and negatively impact our revenues.

Our video communications solutions network systems products experience significant direct competition from Tandberg, RADVISION, Cisco Systems, which resells RADVISION’s products, Huawei, and various smaller or new industry entrants. Tandberg’s acquisition of Codian strengthened their infrastructure product offerings and continues to result in increased competition from Tandberg against our total video communications solutions offering, and has negatively impacted our video communications solutions revenues, as well as our market position with respect to video conferencing and network systems offerings. Our video communications solutions network systems product revenues declined sequentially from the fourth quarter of 2004 through the second quarter of 2006 as well as in the first and second quarters of 2007 and the first and second quarters of 2008 as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures. Further, we launched our next generation video network system platform (RMX 2000®) in 2007 and introduced enhancements to that platform in 2009 with the introduction of our RMX 2000® V4.0 and RMX 4000, and we intend to launch new network systems product offerings, including enhancements to existing products, in the future. These new product offerings may be delayed or may not have as much of a positive impact on our video communications solutions revenues as we anticipate. As a result, we may continue to lose market share with respect to our video communications solutions network systems products, as we have experienced in previous quarters.

The market for voice communications equipment, including voice conferencing and desktop equipment, and wireless voice devices is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. Further, we believe that the market for voice communication products may be more sensitive to economic conditions than our video communications solutions products as we have seen recently. Although we saw some stabilization in our voice communications business in the second, third and fourth quarters of 2009, it is too early to predict whether or not this business will continue to recover in future quarters.

In voice communications solutions, our major conference phone competitors include ClearOne Communications, Konftel, Mitel, Yamaha and other companies that offer lower cost, full-duplex speakerphones. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that cost less than our voice communications products. Our major VoIP desktop competitors include Aastra, LG Nortel, Linksys, a division of Cisco Systems, Snom and Thompson, in addition to several low cost manufacturers in Asia and Europe that are emerging.

We have also recently introduced a range of high definition VoIP devices from personal speakerphones to executive desktop devices enabling integration with Microsoft Office Communications Server 2007. Some of these products will directly compete with products offered by LG Nortel. In addition, there are PBX and IP Call Manager manufacturers that compete with standards based IP products including Alcatel-Lucent, Avaya, Cisco Systems, Mitel, and Siemens.

A significant portion of our VoIP desktop product revenues come from Internet Telephony Service Providers (or ITSPs) that use a hosted call server platform from one business partner. If that partner were to be acquired by a competitor, or if potential customers for our VoIP desktop products use or move to other platforms, our VoIP desktop revenues could suffer, possibly materially. Our VoIP product sales may also be negatively impacted by the anticipated, increased market traction of sales by Skype to business consumers. With respect to our wireless product lines, our competitors include Aastra, Hitachi Cable and Linksys for small business and entry-level products. Our KIRK wireless products compete with offerings from DECT providers such as Aastra, Alcatel-Lucent, Ericsson and Siemens.

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

We recently announced a strategic investment plan that included several key initiatives designed to capture growth in the unified collaboration market in which we operate. These include enhancements to our go-to-market capability; building strategic partnerships with companies such as Avaya, Hewlett-Packard, IBM, Microsoft and others; focusing on service providers’ enhanced sell-through, as well as specific products and services to support their growing offerings in the managed and hosted space; increased innovation surrounding our immersive telepresence products; and expansion of our professional services practice. Over the next few quarters, we plan to significantly increase our spending levels in sales and marketing and, to a lesser extent, research and development and general and administrative areas, to support these key initiatives. This increased investment level will lower profits in the short-term and is designed to yield increased growth in both our revenues and profitability in the future.

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

Our quarterly operating results have fluctuated in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control or can be difficult to predict. These factors include, but are not limited to:

•

the impact of global economic conditions, including the restricted credit environment impacting the credit of our partners and end user customers, and the spread of these conditions and recessionary factors to other countries, which has impacted, and may continue to impact, our global financial performance in future quarters;

•

fluctuations in demand for our products and services, principally due to (i) the changing global economic environment, (ii) increased competition as we have seen in Asia, particularly in China and India, across all product lines and globally with respect to video communications solutions product lines, (iii) the development of new partnerships and the impact of consolidation in our industry, such as the recently announced acquisition of Tandberg by Cisco Systems, (iv) increased competition from larger companies like Cisco Systems, particularly upon the successful completion of the Tandberg acquisition, and Hewlett-Packard and (v) the introduction by our competitors of new products that may be considered more technologically advanced than the products that we offer and that are introduced in the market more rapidly than we can offer them;

•

the timing and extent of additional investments we make to support our recently announced strategic initiatives may not result in the revenue and profitability growth that these investments are intended to yield;

•	slowing sales by our channel partners to their customers, which places further pressure on our channel partners to minimize inventory levels and reduce purchases of our products;

•

changes to our channel partner programs, contracts and strategy that could result in a reduction in the number of channel partners, could adversely impact our revenues and gross margins as we realign our discount and rebate programs for our channels, or could cause more of our channel partners to add our competitors’ products to their portfolio;

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

•	the impairment of investments, including the preferred equity securities and corporate debt in our investment portfolio, as well as our strategic investments or other assets;

•

the impact of the volatility of the U.S. dollar, which could result in delays in purchasing our products or lower average selling prices to offset the volatility, affecting both revenues and gross margins;

•	the prices and performance of our products and those of our existing or potential new competitors, which can change rapidly due to technological innovations;

•	the timing, size and mix of the orders for our products;

•

the negative impact of the growth of our VoIP product sales on sales of our circuit-switched products and whether VoIP product sales will serve as an effective driver for sales of our IP-based video communications solutions, as we anticipate;

•

the level and mix of inventory that we hold to meet future demand, including the impact of our efforts to decrease inventory and improve inventory turns, which could negatively impact our gross margins as a result of under absorption of our manufacturing costs in any given period;

•

changes in effective tax rates which are difficult to predict due to, among other things, the timing and geographical mix of our earnings, the outcome of current or future tax audits and potential new rules and regulations;

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

The markets for video communications solutions and voice communications solutions products are characterized by rapidly changing technology, such as the recent demand for high definition video technology and lower cost video infrastructure products, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, proper positioning of new products in relation to our total product portfolio and their relative pricing, our ability to price our products competitively while maintaining favorable product margins, differentiation of new products from those of our competitors, and market acceptance of these products. Other factors that may affect our success include properly addressing the complexities associated with compatibility issues, channel partner and sales force training, technical and sales support, and field support.

Further, as our product portfolio expanded and as we entered into product lines that require a more direct-touch sales model and more complex negotiations, such as our RPX and TPX product lines, we made key strategic investments in additional sales and marketing personnel in 2008 and 2009 and are doing so again in 2010 as part of our strategic initiative to invest in our go-to-market capabilities.

It will take time for us to hire additional key sales and marketing talent in such numbers that we believe are required to compete effectively both domestically and internationally and then further time for such new personnel to receive training and to become familiar with our product lines and services.

In addition, we plan to make additional investments in developing our immersive telepresence products as part of our recently announced key strategic initiatives. Ultimately, it is possible that our increased investments in this area may not yield the financial results that we plan to achieve from such investments as quickly as anticipated, or at all. In addition, in our high end video communications solutions, such as telepresence, that typically require direct high touch sales involvement with potential customers, we compete directly with large, multi-national corporations, such as Cisco Systems and Hewlett-Packard, who have substantially greater financial, technical and executive resources than we do, as well as greater name recognition and market presence with many potential customers.

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

We recently introduced our RMX 4000, RMX 2000 and RMX 1000 conferencing platforms, which provide the next generation of conferencing infrastructure and had a negative impact on the sales of our MGC™ media servers, and the HDX™ 4000, our high definition executive desktop product, which had a negative impact on sales of our existing executive desktop product. Further we believe that the anticipation of the announcement of our HDX™ 8000 video conferencing product, our high definition video conferencing product for small- to medium-sized conference rooms, temporarily delayed sales of our HDX™ 9000 video conferencing product, our high definition video conferencing product intended for larger conference room settings, in the third quarter of 2007.

Similar delays in future purchases could adversely affect our revenues, gross margins and operating results in the period of the delay. In addition, the introduction of new products such as the HDX™ 7000 video conferencing product for smaller conference rooms and our latest Polycom CX5000 Unified Conferencing

Station may have an unintended negative impact on sales of and corresponding revenues associated with other video conferencing products such as our VSX and other HDX and telepresence offerings. We and our channel partners must also effectively educate our potential end-user customers about the benefits of video conferencing and the products that we offer and the features available over those of our competitors.

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

We may experience delays in product introductions and availability, and our products may contain defects which could seriously harm our results of operations.

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

We produce highly complex communications equipment, which includes both hardware and software and incorporates new technologies and component parts from different suppliers. Resolving product defect and technology and quality issues could cause delays in new product introduction. Component part shortages, such as those we experienced in the fourth quarter of 2009, could also cause delays in product delivery to our customers and lead to increased costs as we are required to expedite shipping to meet our product order requests. Further, some defects may not be detected or cured prior to a new product launch, or may be detected after a product has already been launched and may be incurable or result in a product recall. For example, in the past we have encountered defects with the lithium ion batteries in our wireless products. The occurrence of any of these events has resulted and could in the future result in the failure of a partial or entire product line or a temporary or permanent withdrawal of a product from the market. We may also have to invest significant capital and other resources to correct these problems, including product reengineering expenses and inventory, warranty and replacement costs. These problems might also result in claims against us by our customers or others.

Any delays in the future for new product offerings currently under development, any product shipment delays or any product quality issues, product defect issues or product recalls could adversely affect the market acceptance of these products (and correspondingly result in loss of market share), our ability to compete effectively in the market, and our reputation and the satisfaction of our customers, and therefore could lead to decreased product sales and could seriously harm our results of operations. We may also experience cancellation of orders, difficulty in collecting accounts receivable, increased service and warranty costs in excess of our estimates, diversion of resources and increased insurance costs and other losses to our business or to end-user customers.

Product obsolescence and excess inventory can negatively affect our results of operations.

We operate in a high technology industry which is subject to rapid and frequent technology and market demand changes. These changes can often render existing or developing technologies obsolete. In addition, the introduction of new products and any related actions to discontinue existing products can cause existing inventory to become obsolete. These obsolescence issues, or any failure by us to properly anticipate product life cycles, can require write-downs in inventory value when it is determined that the recorded value of existing inventory is greater than its fair market value. Further, as customers transition to our HDX video conferencing endpoints from our VSX video conferencing endpoints or to our RMX platform from our MGC network systems products, we may experience additional write-downs in inventory value of these products in the future, as has happened in the past. Also, the pace of change in technology development and in the release of new products has increased and is expected to continue to increase. If sales of one of these products has an unplanned negative effect on sales of another of our products, it could significantly increase the inventory levels of the negatively impacted product. For each of our products, the potential exists for new products to render existing products obsolete, cause inventories of existing products to increase, cause us to discontinue a product or reduce the demand for existing products.

We face risks related to the adoption rate of new technologies.

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our SoundStation® IP and SoundPoint® IP products are dependent on the roll out of voice-over-IP, or VoIP, technologies. In addition, VoIP products are traditionally sold through service providers. We may not be successful in expanding our current service provider network or maintaining a successful service provider network or one that we can successfully leverage beyond our current value added reseller model. The success of our HDX 4000, VSX 3000 and CMA™ Desktop software application products depends on the increased use of desktop video collaboration technologies. Further, as we see the adoption rate of new technologies increase, product sales of our legacy products may be negatively impacted. Due to the SpectraLink acquisition, we now face risks related to our ability to respond to rapid technological changes within the on-premises wireless telephone industry. The wireless communications industry is characterized by rapid technological change, short product life cycles, and evolving industry standards.

The success of all of our products is also dependent on how quickly Session Initiation Protocol (or SIP), which is a signaling protocol for Internet conferencing, telephony, presence, events notification and instant messaging; firewall and Network Address Translation (or NAT) traversal, which is an Internet standard that enables a local-area network (or LAN) to use one set of IP addresses for internal traffic and a second set of addresses for external traffic; and call management integration technologies are deployed as new technologies and how quickly we adopt and integrate these new technologies into our existing and future products. The success of our Polycom V2IU™ and firewall traversal solutions will depend on market acceptance and the effect of current and potential competitors and competitive products. Further, a lower than anticipated rate of acceptance of domestic and international markets using the 802.11 standard or the emergence of competing standards may impede the growth of our wireless handset sales.

In addition, we develop new products or product enhancements based upon anticipated demand for new features and functionality, such as next generation high definition video resolution technology. We may not be able to sell certain of our products in significant volumes and our business may be harmed if the use of new technologies that our future products are based on does not occur; if the development of suitable sales channels does not occur, or occurs more slowly than expected; if our products that incorporate new technologies are not priced competitively or are not readily adopted; or if the adoption rates of such new technologies do not drive demand for our other products as we anticipate. For example, although we believe increased sales of group and desktop video communications solutions will drive increased demand for video infrastructure products, such increased demand may not occur or we may not benefit to the same extent as our competitors. We also may not be successful in creating demand in our installed customer base, such as customers who have our legacy SoundStation products, for products that we develop that incorporate new technologies or features.

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

Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment and video infrastructure products, which could cause us to reduce the prices for any of these products or discontinue one product with the intent of simplifying our product offering and enhancing sales of a similar product. For example, we believe that the sequential declines in video network systems product revenues that we experienced in the first and second quarters of 2008 are due in part to lower average selling prices as a result of increased competitive pressures. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a similar product.

In addition, we anticipate that our gross margins may become more difficult to predict due to these types of changes, the wide range of margins associated with each of our product lines, and shifts in the mix of products sold. Our video network systems products typically have higher gross margins than our other product lines. Therefore, our overall gross margins could decrease if we experience decreases in our video network systems product sales. Further, if our video network systems sales suffer, there may be a correspondingly negative impact on our services business, which relies in part on video network systems sales for its success.

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

Our products are becoming increasingly more complex and are incorporating more complex technologies, such as those included in our video network systems products, our new video product offerings and our software products. This has increased the need for enhanced product warranty and service capabilities. If we cannot adequately develop and train our internal support organization or maintain our relationship with our outside technical support provider, it could adversely affect our business.

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

We have acquired several businesses, which together resulted in goodwill valued at approximately $495.3 million and other purchased intangible assets valued at approximately $46.3 million as of December 31, 2009. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred and may occur in the future as a result of global economic factors make such an impairment more likely to result. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values, as we did in the fourth quarter of 2007 when we wrote down certain intangible assets associated with our acquisition of Voyant in the amount of $3.6 million. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. To date, due to these and other factors, we have recorded cumulative charges against earnings totaling $21.5 million associated with the impairment of such investments. As of December 31, 2009, our investments in private companies are valued at $2.2 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

Difficulties in integrating our acquisitions or executing divestitures could adversely impact our business.

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

Failure to achieve the anticipated benefits of any acquisitions, to retain key personnel, or to successfully integrate the operations of these companies could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from our acquisitions because of the following significant challenges:

•	incorporating the acquired company’s technology and products into our current and future product lines;

•	potential deterioration of the acquired company’s product sales and corresponding revenues due to integration activities and management distraction;

•	potentially creating confusion in the marketplace by ineffectively distinguishing or marketing the product offerings of the newly acquired company with our existing product lines;

•	potentially incompatible cultural differences between the two companies;

•	geographic dispersion of operations;

•	interruption of manufacturing operations as we transition an acquired company’s manufacturing to our outsourced manufacturing model;

•	generating marketing demand for an expanded product line;

•	distraction of the existing and acquired sales force during the integration of the companies;

•	the difficulty in leveraging the acquired company’s and our combined technologies and capabilities across all product lines and customer bases; and

•	our inability to retain previous customers or employees of an acquired company.

Further, future acquisition agreements may incorporate earn-out provisions in them that entitle the former shareholders of the acquired companies to receive additional consideration upon the satisfaction of certain predetermined criteria. It is possible that disputes over unpaid earn-out amounts may result in litigation to the Company, which could be costly and cause management distraction.

We have spent and will continue to spend significant resources identifying and acquiring businesses. The efficient and effective integration of our acquired businesses into our organization is critical to our growth. Any of our acquisitions involve numerous risks, including difficulties in integrating the operations, technologies and products of the acquired companies, the diversion of our management’s attention from other business concerns, particularly when dealing with the integration of large and complex organizations such as SpectraLink, and the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of these and any future acquisitions or to successfully integrate the operations of the companies we acquire could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additional costs associated with acquisitions or any future acquisitions we may make.

Our failure to successfully implement restructuring plans related to vacant and redundant facilities could adversely impact our business.

We have in the past, and may in the future, as part of acquiring a company or as part of restructuring actions taken to streamline the business, identify redundant facilities. If we identify redundant facilities, we would develop a plan to exit as part of the integration of the businesses or as part of the implementation of the restructuring plan. For example, as of December 31, 2009 we have a remaining liability in the amount of $0.9 million related to facilities we vacated in connection with our acquisition of SpectraLink. This reserve is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, including as a result of the global economic crisis, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

Our failure to effectively execute a divestiture of a product line could adversely impact our business.

If we divest any of our product lines in the future, such as we did with our network access product line in 2003, such divestitures may not be executed effectively, which could adversely impact our customer relationships or cause other adverse effects during a transition.

We experience seasonal demand for our products and services, which may adversely impact our results of operations during certain periods.

Sales of some of our products have experienced seasonal fluctuations which have affected sequential growth rates for these products, particularly in our first and third quarters. For example, there is generally a slowdown for sales of our products in the European region in the third quarter of each year and sales to government entities typically slow in our fourth quarter and to a greater extent in our first quarter. In addition, sales of our video conferencing products have historically declined in the first quarter of the year compared to the fourth quarter of the prior year. Seasonal fluctuations could negatively affect our business, which could cause our operating results to fall short of anticipated results for such quarters.

Our operating results are hard to predict as a significant amount of our sales may occur at the end of a quarter and certain of our service provider contracts include contractual acceptance provisions.

The timing of our channel partner orders and product shipments and our inability to reduce expenses quickly can result in harm to our operating results.

Our quarterly revenues and operating results depend in large part upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. For example, in the third and fourth quarters of 2008, we experienced delays in orders from our channel partners, particularly in the last few weeks of the quarter, that we believe were attributable to global economic factors. We are also experiencing longer sales cycles in connection with our high end video conferencing solutions sales and our voice solutions products, which could also increase the level of unpredictability and fluctuation in the timing of orders. Further, depending upon the complexity of these solutions, such as telepresence and some video network systems products, and the underlying contractual terms, revenue may not be recognized until the product has been accepted by the end-user, resulting in further revenue unpredictability. Moreover, a significant portion of our orders in a given quarter are shipped in the last month of that quarter and sometimes in the last few weeks of the quarter.

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

Our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, a significant portion of our product orders are received in the last month of a quarter, typically the last few weeks of that quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. Further, our products are typically categorized as capital equipment and, due to the current unfavorable economic and credit environment, budgets for capital equipment purchases may continue to be delayed, reduced or eliminated for 2010, causing continued unpredictability for 2010. Accordingly, if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly, and any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

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

We have various original equipment manufacturer (OEM) agreements with major telecommunications equipment manufacturers, such as Avaya and Cisco Systems, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create conflicts with our other channel partners who directly compete with our OEM partners, or could create conflicts among our OEM partners who compete with each other, which could adversely affect revenues from these other channel partners or our OEM partners. Conflicts among our OEM partners could also make continued partnering with these OEM partners increasingly difficult, or our OEM partners, including large competitors such as Cisco Systems, may decide to enter into a new OEM partnership with a company other than us or develop products of their own, or acquire such products through acquisition, that compete with ours in the future, which could adversely affect our revenues and results of operations. Because many of our channel partners also sell equipment that competes with our products, these channel partners could devote more attention to these other products which could harm our business. Further, as we move to a more direct-touch sales model, we may alienate some of our channel partners or cause a shift in product sales from our traditional channel model as these traditional relationships evolve over time. Due to these and other factors, channel conflicts could arise which cause channel partners to devote resources to other non-Polycom communications equipment, or to offer new products from our new and existing competitors, which would negatively affect our business or results of operations. Further, consolidation among our channel partners or strategic partners may adversely impact our business as we expect short-term distraction and a potential negative impact on our revenues during the integration of the two companies.

We licensed from Microsoft the right to distribute our re-branded Polycom® CX5000 Unified Conference Station in the second quarter of 2009. The Polycom CX5000 contributed to our sequential growth in video communications solutions product revenues in the second quarter of 2009. While we experienced strong sales in the initial quarters of the product launch, such results may not be necessarily indicative of future product sales. Additionally, in the future, Microsoft could decide to enter into similar distribution agreements for this product with companies other than us which could adversely affect our revenues in future periods.

As part of our recently announced key strategic initiatives, we intend to build strategic partnerships with such companies as Avaya, Broadsoft, Hewlett-Packard, IBM, Juniper, Microsoft and Siemens; however, defining and developing these partnerships is expensive and time consuming and may not come to fruition or yield the desired results. For example, our prototypical home telepresence solution, as demonstrated in January 2010 as part of IBM’s Connected Home initiative, may not result ultimately in our ability to capture successfully the opportunities presented in the home videoconferencing market.

Some of our current and future products are directly competitive with the products sold by both our channel and strategic partners. For example, we have an agreement with Cisco Systems under which we ship SoundStation IP conference phones for resale by Cisco Systems. In addition, Cisco Systems sells a video infrastructure product which is in direct competition with our video network systems offerings. Also, Cisco Systems has a partnership with Tandberg, one of our major competitors in the video communications solutions business, pursuant to which Tandberg provides Cisco Systems with technology that is co-branded and sold by Cisco Systems, and Cisco Systems has recently announced its plans to acquire Tandberg. Cisco Systems has also announced new video conferencing products that are in direct competition with our video conferencing solutions., We also compete with Cisco Systems in the WLAN space. As a consequence of conflicts such as these, there is the potential for our channel and strategic partners to compete head-to-head with us and to significantly reduce or eliminate their orders of our products or design our technology out of their products. Further, some of our products are reliant on strategic partnerships with call servers providers and wireless network systems providers. These partnerships result in interoperable features between products to deliver a total solution to our mutual end-user customers. Competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies. As an example, we are now competing in the voice-over-IP handset arena through service providers, which may cause our relationships with our IP PBX strategic partners to erode. In addition, due to increasing competition with us for sales of video conferencing equipment, Cisco Systems may decide to terminate its relationship with us to resell our SoundStation IP conference phones or eliminate the interoperability of its wireless access points with our SpectraLink 8000 wireless telephones. Further, our strategic partners may acquire businesses that are competitive with us. Any such strain or acquisition could limit the potential contribution of our strategic relationships to our business, restrict our ability to form strategic relationships with these companies in the future and create additional competitive pressures on us, including downward pressure on our average selling prices, which would result in a decrease in both revenues and gross margins, any of which could harm our business.

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

Our channel partners are eligible to participate in various incentive programs, depending upon their contractual arrangements with us. As part of these arrangements, we have the right to make changes in our programs and launch new programs as business conditions warrant. Further, from time to time, we may make changes to our channel partner contracts. These changes could upset our channel partners to the extent that they could add competitive products to their portfolios, delay advertising or sales of our products, or shift more emphasis to selling our competitors products, if not appropriately handled. There can be no assurance that our channel partners will be receptive to future changes or that we will receive the positive benefits that we are anticipating in making any program and contractual changes.

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

Many of our channel partners that carry multiple Polycom products, and from whom we derive significant revenues, are thinly capitalized. Although we perform ongoing evaluations of the creditworthiness of our channel partners, the failure of these businesses to establish and sustain profitability, obtain financing or adequately fund capital expenditures could have a significant negative effect on our future revenue levels and profitability and our ability to collect our receivables. As we have grown our revenues and our customer base, our exposure to credit risk has increased. In addition, global economic uncertainty and recessionary factors, a downturn in technology spending in the United States and other countries, and the financial services crisis have restricted the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, jeopardizing the collectability of our revenues from such channel partners and negatively impacting our future results as they reorganize or go out of business. For example, our partner Nortel filed for bankruptcy protection in the first quarter of 2009, one of our Asian distributors filed for bankruptcy in the third quarter of 2008 and one of our large European distributors filed for bankruptcy in the fourth quarter of 2007. Since filing bankruptcy, our level of business with Nortel has been materially lower than that of historical levels and the recent acquisition by Avaya of Nortel’s enterprise solutions business could have a further negative impact on revenues.

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

If revenues from sales to our service provider customers decrease significantly from prior periods, or if the intended results of our strategic initiative focused around service providers do not come to fruition, our results of operations may suffer materially.

Service providers constitute some of the larger end-user customers of our network systems products, and we experience significant quarterly variability in the timing and amount of these orders. The revenues for network systems products from service providers are subject to more variability than network systems product revenues from our channel partners. Further, we recently announced a focus on service providers’ to provide enhanced sell-through, as well as specific products and services to support their growing offerings in the managed and hosted space. The loss of any one of these service provider customers for our network systems products, or our failure to adequately maintain or grow the level of network systems-related product sales to service providers or to execute properly on our service provider strategic initiative, could have a materially adverse impact on our consolidated revenues and profitability. For example, in 2008 our revenues for our voice network systems products, which are sold primarily to service provider customers, decreased by 66% compared to 2007.

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

•

environmental and trade protection measures and other legal and regulatory requirements, some of which may affect our ability to import our products, to export our products from, or sell our products in various countries;

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

While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, we typically engage in currency hedging activities to mitigate currency fluctuation exposure. As a result, our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, Interest and Other Income (Expense) has become less predictable and more difficult to forecast. Due to the denomination of our European product sales in Euros and of our United Kingdom product sales in British Pounds, we have increased our hedging activity. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. For example, as a result of our cash flow hedging program, in the third and fourth quarters of 2009, we reduced operating income by $0.6 million and $2.2 million, respectively, as compared to increasing operating income in the first and second quarters of 2009 by $2.3 million, and $1.6 million respectively. In addition, significant adverse changes in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country, as discounts may be temporarily or permanently affected.

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

From time to time, we may also decide to replace certain key personnel, such personnel may leave unexpectedly or we may make changes in certain senior management positions, particularly as we continue to grow in terms of size and complexity, or make organizational changes such as we did in 2007 when we created the video communications solutions organization, through the combination of our Video and Network Systems divisions. In July 2009, we hired a new executive vice president of Global Field Operations and vice president of U.S. Sales, as well as other changes in our global sales organization, which creates distraction for our sales force and our channel partners, may lead to employee attrition in the sales organization and may materially impact our future revenues and profitability during the transition period. Such transitions may be disruptive to the affected function and our business, possibly on a longer term basis than we expect, particularly as the sales team, many of whom have not worked together previously, learns to work together effectively, and could divert management’s attention from other ongoing business concerns, or as we continue to have changes in key sales personnel, which may result in continued disruptions to the business. Further, we may not experience the operating efficiencies in product planning, research, and development or sales productivity that any reorganizations within the sales organization are intended to achieve. In addition, most recently, in November, 2009, we announced that our Senior Vice President and General Manager, Voice Communications Solutions, is leaving the Company and is no longer serving in that capacity. Our Chief Executive Officer has assumed these duties on an interim basis. An extended search to find a replacement general manager for the Voice Communications division could have a negative impact on the division’s performance during the interim period as it may cause management distraction and the inability of that product group to execute as anticipated.

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

Our business has grown in recent years through both internal expansion and business acquisitions, including our acquisitions of SpectraLink and Destiny in 2007, and we recently announced several key strategic initiatives that we are undertaking to further grow our business, including enhancing our go-to-market capability, increasing our strategic partnerships, focusing on service providers’ enhanced sell-through, as well as specific products and services to support their growing offerings in the managed and hosted space, increased innovation in our immersive telepresence products and expansion of our professional services practice. The Company’s execution against its strategic initiatives may cause strain on our organizational resources and may not ultimately result in the return on investment that is anticipated, particularly with respect to the heavy investment in go-to-market resources. Further, continued growth in general may continue to cause a significant strain on our infrastructure, internal systems and managerial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. We also may be less able to predict and effectively control our operating expenses due to the growth and increasing complexity of our business. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands placed on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. For instance, we are in the process of upgrading our Enterprise Resource Planning (ERP) systems to meet the growing demands of our business, which upgrade efforts were slowed toward the end of 2008 and early 2009 due to a decrease in Company spending during the period of economic downturn. The fact that such ERP upgrades were delayed, or may not be effectively completed, could cause harm to our ongoing business operations. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

Our future growth may require significant additional resources given that, as we increase our business operations in complexity and scale, we may have insufficient management capabilities and internal bandwidth to manage our growth and business effectively. We cannot assure you that resources will be available when we need them or that we will have sufficient capital to fund these potential resource needs. Also, as we assess our resources following our acquisitions, we will likely determine that redundancy in certain areas will require consolidation of these resources, such as the associated restructuring activities we completed during 2008 and 2009. Any organizational disruptions associated with the consolidation process could require further management attention and financial expenditures, or we may discover we terminated the wrong personnel or cut too deeply, which may impact our operations. If we are unable to manage our growth effectively, if we experience a shortfall in resources or if we must take additional restructuring charges, our results of operations will be harmed.

Further, in 2009, we opened a Shared Services Center (“SSC”) in Beijing, China, to perform certain accounting, order entry and other functions previously performed in regional headquarter locations and we may expand our SSC operations in the future. These efforts to globalize these shared functions into one location may not yield the intended benefits and could result in higher turnover than planned and could have an adverse affect on these functions during the transition. In addition, if the controls we put in place with respect to the SSC fail to operate effectively, our business and results of operations could be harmed.

Because of our operations in Israel, we are subject to risks associated with the military and political environment in Israel and the Middle East region.

The research and development and manufacturing facilities for our network systems products and many of the suppliers for such products are located in Israel. Political, economic and military conditions in Israel and the Middle East region directly affect our network systems group’s operations. A number of armed conflicts have taken place and continue to take place between Israel and its geographic neighbors. As a result, certain of our employees have been called to active military duty, and additional employees may be called to serve in the future. Current and future armed conflicts or political instability in the region may impair our ability to produce and sell our network systems products and could disrupt research or developmental activities. This instability could have an adverse impact on our results of operations. Further, the military action in Iraq or other countries in the region perceived as a threat by the United States government could result in additional unrest or cause Israel to be attacked, which would adversely affect our results of operations and harm our business.

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

We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. Some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In addition, companies with limited or uncertain financial resources manufacture some of these components. Further, we do not always have direct control over the supply chain, as many of our component parts are procured for us by our contract manufacturers. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components, develop alternative sources as needed, or companies with limited financial resources go out of business, our operating results could be seriously harmed. During the fourth quarter of 2009, we experienced material shortages from several key component suppliers which delayed our manufacturing output for certain of our voice, video and network system products. Some of these shortages will continue into the first quarter of 2010 and possibly longer. In addition, we may incur additional costs to resolve these supply shortages, which would negatively impact our gross margins, as we saw in the fourth quarter of 2009.

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

Additionally, our HDX video conferencing and network system products are designed based on digital signal processors and integrated circuits produced by Texas Instruments and cameras produced by JVC. Our VSX video conferencing products are designed based on integrated circuits produced by Equator Technologies, a subsidiary of Pixelworks Inc., and cameras produced by Sony. If we could no longer obtain integrated circuits or cameras from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we cannot assure you that we would be successful in obtaining these components from alternative sources in a timely or cost-effective manner. Additionally, Sony competes with us in the video communications industry, which may adversely affect our ability to obtain necessary components. The failure to obtain adequate supplies of vital components could prevent or delay product shipments, which could harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products. Any delays in the availability of these key components could harm our business.

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

The majority of the DECT wireless products are manufactured in Horsens, Denmark. Any event that may disrupt or indefinitely discontinue the facilities’ capacity to manufacture, assemble and repair our DECT wireless products could impair our ability to generate revenue, fulfill orders and attain financial goals for these products.

Finally, certain of our thinly capitalized subcontractors may fail or be detrimentally harmed in the current economic downturn, which could have a materially adverse impact on our results of operations.

We face risks relating to changes in rules and regulations of the FCC and other regulatory agencies.

The wireless communications industry is regulated by the FCC in the United States and similar government agencies in other countries and is subject to changing political, economic, and regulatory influences. Regulatory changes, including changes in the allocation of available frequency spectrum, or changing free un-licensed to fee based spectrum licensing, could significantly impact our wireless operations in the United States and internationally. For example, foreign countries which adopt the 802.11 standard could provide future markets for our SpectraLink 8000 products. However, countries’ certification and approval processes for 802.11 compatible products such as SpectraLink 8000 are typically time consuming and potentially costly. If we have difficulty or experience delays in obtaining certification and approval by foreign countries for our SpectraLink 8000 wireless telephone product, then we and/or our distributor channels may not be able to gain access to the markets in these countries in a timely fashion, if at all, which would limit international growth of our SpectraLink 8000 product line.

If we have insufficient proprietary rights or if we fail to protect those rights we have, our business would be materially impaired.

We rely on third-party license agreements and termination or impairment of these agreements may cause delays or reductions in product introductions or shipments which would harm our business.

We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from ADTRAN, Aricent, Delcom, RADVISION, Simtrol, Skelmir, SNMP, Software House, Texas Instruments, Inc., and UB Video Inc., video algorithm protocols from DSP and ATT/Lucent, Windows software from Microsoft, development source code from Avaya, In Focus Systems Inc., Nokia, Vocal Technologies Ltd., Wind River, Ingenient and Avistar, audio algorithms from Telchemy, D2 Technologies, Ericsson, Sipro, GIPS, Telogy and Voiceage, and communication software from Spirit. In addition, certain of our products are developed and manufactured based largely or solely on third-party technology. These third-party software licenses and arrangements may not continue to be available to us on commercially reasonable or competitive terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which would harm our business and results of operations. Further, if we are unable to obtain necessary technology licenses on commercially reasonable or competitive terms, we could be prohibited from marketing our products, could be forced to market products without certain features, or could incur substantial costs to redesign our products, defend legal actions, or pay damages. In addition, some of our products may include “open source” software. Our ability to commercialize products or technologies incorporating open source software may be restricted because, among other factors, open source license terms may be unclear and may result in unanticipated obligations regarding our product offerings.

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

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objectives of our investment activities are to preserve principal, maintain adequate liquidity and portfolio diversification while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, a majority of our marketable investments include debt instruments of the U.S. government and its agencies, investment-grade corporate debt securities, bank certificates of deposit, corporate preferred equity securities that are primarily investment-grade rated and money market instruments denominated in U.S. dollars.

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

A significant portion of our net revenue and expenses are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily currencies in Europe and Asia. As a response to the risks of changes in value of foreign currency denominated transactions, we may enter into foreign currency forward contracts or other instruments, the majority of which have a maturity date greater than one year. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business or hedge the full amount of each exposure identified. The translation of these foreign currency denominated transactions will impact net revenues, operating expenses and net income as a result of fluctuations in the U.S. dollar against foreign currencies. Accordingly, such amounts denominated in foreign currencies may fluctuate in value and produce significant earnings and cash flow volatility. For example, as a result of our cash flow hedging program, in the third and fourth quarters of 2009, we reduced operating income by $0.6 million and $2.2 million, respectively, as compared to increasing operating income in the first and second quarters of 2009 by $2.3 million and $1.6 million, respectively.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that our internal control over financial reporting was effective as of December 31, 2009, we must continue to monitor and assess our internal control over financial reporting. In addition, our control framework may suffer if we are unable to adapt our control framework appropriately as we continue to grow our business. For instance, in 2009 we opened a Shared Services Center (“SSC”) in Beijing, China, to perform certain accounting, order entry and other functions previously performed in regional headquarter locations. If the controls we put in place with respect to the SSC fail to operate effectively, our control framework could suffer or be considered ineffective. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Changes in existing financial accounting standards or practices may adversely affect our results of operations.

Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, in December 2007, the FASB issued Accounting Standard, or ASC, Topic 805, Business Combinations, or ASC 805, which changed the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We believe that ASC 805 will result in the recognition of certain types of expenses in our results of operations that we would have capitalized pursuant to previous accounting standards and may also impact our financial statements in other ways upon the completion of any future acquisitions.

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

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates, which are difficult to predict, could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by lapses of the availability of the U.S. research and development tax credit, or by changes in the valuation of our deferred tax assets and liabilities. Further, the accounting for stock compensation expense in accordance with ASC 718 and uncertain tax positions in accordance with AS 740 could result in more unpredictability and variability to our future effective tax rates.

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

Our operations are vulnerable to interruption by fire, earthquake, or other natural disaster, quarantines or other disruptions associated with infectious diseases, national catastrophe, terrorist activities, war, ongoing disturbances in the Middle East, an attack on Israel, disruptions in our computing and communications infrastructure due to power loss, telecommunications failure, human error, physical or electronic security breaches and computer viruses (which could leave us vulnerable to loss of our intellectual property and disruption of our business activities), and other events beyond our control. In 2008, we launched a business continuity program that is based on enterprise risk assessment which addresses the impact of natural, technological, man-made and geopolitical disasters on the Company’s critical business functions. This plan helps facilitate the continuation of critical business activities in the event of a disaster but may not prove to be sufficient. In addition, our business interruption insurance may not be sufficient to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

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

•	our recently announced plans to invest heavily in our business for future growth, which we expect, in the short-term, to affect our profitability;

•

the announcement of new products, product enhancements or acquisitions by us or by or of our competitors, such as the recent announcement by Cisco Systems of its plans to acquire Tandberg, our largest independent competitor;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our headquarters are located in Pleasanton, California. This facility accommodates our executive and administrative operations. Our facility in San Jose, California houses research and development, manufacturing, marketing, sales and customer support operations for our voice communications business. We also lease a facility in Boulder, Colorado that houses additional support operations for our wireless voice communications product lines. Our facilities in Andover, Massachusetts, Dayton, Ohio, and Austin, Texas are where the majority of our service operations and a portion of our video communications solutions operations are located. Additional video communications solutions operations are in Petach Tikva, Israel, Westminster, Colorado, as well as Atlanta, Georgia, which is also shared with our installed voice business. In addition, we have space in Burnaby, Canada for the VoIP development operation and in Burlington, Massachusetts for the advanced voice development operations.

Our North American and Latin American distribution center is in Tracy, California. We utilize space at our manufacturing contractor in Thailand and our European distribution contractor in the United Kingdom and Netherlands to provide Asian and European distribution and repair centers, respectively.

Within the U.S., we also lease office space, primarily for sales offices in various metropolitan locations, including Atlanta, Georgia; Rosemont, Illinois; Herndon, Virginia; Irvine, California; Santa Clara, California; New York, New York; and Dallas, Texas. Outside of the U.S, we also lease offices in several countries, including Argentina, Australia, Brazil, Belgium, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Israel, Japan, Korea, Mexico, Netherlands, Peru, Russia, Singapore, Spain, Sweden, Switzerland, Thailand and the United Kingdom.

Our facilities are leased pursuant to agreements that expire beginning in 2010 and extend out to 2017. See Note 9 of Notes to Consolidated Financial Statements. We believe that our current facilities are adequate to meet our needs for the foreseeable future and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

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

	High	Low
Year Ended December 31, 2008:
First Quarter	$27.72	$19.47
Second Quarter	27.20	19.54
Third Quarter	28.94	20.67
Fourth Quarter	23.17	12.19
Year Ended December 31, 2009:
First Quarter	$16.05	$12.90
Second Quarter	21.50	14.79
Third Quarter	26.98	19.58
Fourth Quarter	28.43	21.00
Year Ending December 31, 2010:
First Quarter (through February 12, 2010)	$25.75	$22.15

On February 12, 2010, the last reported sale price of our common stock as reported on the NASDAQ Global Select Market was $24.49 per share. As of December 31, 2009, there were approximately 1,287 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock and do not anticipate, at this time, paying any cash dividends on our capital stock in the near future. We currently intend to retain any future earnings for use in our business, future acquisitions or future purchases of our common stock.

Share Repurchases

We purchase shares of our common stock under a publicly announced share repurchase plan, as well as to satisfy tax withholding obligations on the vesting of restricted stock units. The following table provides a month-to-month summary of the stock purchase activity based upon settlement date during the fourth quarter ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
10/1/09 to 10/31/09	103	$23.40	—	$187,165,000
11/1/09 to 11/30/09	5,028	$21.90	—	$187,165,000
12/1/09 to 12/31/09	—	$—	—	$187,165,000

Total	5,131	$22.65	—

There was no stock purchase activity during the fourth quarter ended December 31, 2009 under publicly announced share repurchase plans. The shares repurchased in the fourth quarter of 2009 were to satisfy tax withholding obligations as a result of the vesting of restricted stock. In May 2008, the Company’s Board of Directors approved a new share repurchase plan under which the Company at its discretion may purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“2008 share repurchase plan”). During the year ended December 31, 2009, the Company repurchased 1.6 million shares of common stock in the open market for cash of $32.8 million under the 2008 share repurchase plan. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2008 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized. As of December 31, 2009, the Company was authorized to purchase up to an additional $187.2 million of shares in the open market under the 2008 share repurchase plan.

Stock Performance Graph

The performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The stock price performance graph depicted below reflects a comparison of the cumulative total return (change in stock price plus reinvestment dividends) of the Company’s Common Stock with the cumulative total returns of the Nasdaq Composite Index and the Morgan Stanley High Technology Index. The performance graph covers the period from December 31, 2004 through the fiscal year ended December 31, 2009.

The graph assumes that $100 was invested on December 31, 2004, in the Company’s Common Stock or in each index and that all dividends were reinvested. No cash dividends have been declared on the Company’s Common Stock.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Product revenues	$791,508	$913,760	$806,482	$600,703	$511,462
Service revenues	175,476	155,560	123,426	81,682	69,197

Total revenues	966,984	1,069,320	929,908	682,385	580,659

Cost of revenues
Cost of product revenues	335,696	374,119	322,988	218,810	179,837
Cost of service revenues	82,312	76,179	61,599	43,114	39,680

Total cost of revenues	418,008	450,298	384,587	261,924	219,517

Gross profit	548,976	619,022	545,321	420,461	361,142

Operating expenses
Sales and marketing	285,312	303,436	242,510	169,828	142,719
Research and development	117,575	135,288	139,011	114,331	91,479
General and administrative	54,011	60,201	60,994	45,410	35,631
Acquisition-related costs	—	162	4,258	161	351
Purchased in-process research and development	—	—	9,400	—	300
Amortization of purchased intangibles	5,800	7,098	11,546	7,452	8,790
Restructure costs	15,935	10,316	410	2,410	633
Litigation reserves and payments	700	7,401	—	—	(93)

Total operating expenses	479,333	523,902	468,129	339,592	279,810

Operating income	69,643	95,120	77,192	80,869	81,332
Interest and other income (expense), net	(2,087)	2,426	17,908	21,704	12,843
Gain (loss) on strategic investments	—	—	(7,400)	176	2,908

Income before provision for income taxes	67,556	97,546	87,700	102,749	97,083
Provision for income taxes	17,677	21,850	24,819	30,825	34,722

Income from continuing operations	49,879	75,696	62,881	71,924	62,361
Gain from sale of discontinued operations, net of taxes	—	—	—	—	384

Net income	$49,879	$75,696	$62,881	$71,924	$62,745

Basic net income per share:
Income per share from continuing operations	$0.59	$0.88	$0.69	$0.81	$0.66

Basic net income per share	$0.59	$0.88	$0.69	$0.81	$0.66

Diluted net income per share:
Income per share from continuing operations	$0.58	$0.87	$0.67	$0.80	$0.65

Diluted net income per share	$0.58	$0.87	$0.67	$0.80	$0.65

Weighted average shares outstanding for basic net income per share	84,000	85,616	90,878	88,419	95,691
Weighted average shares outstanding for diluted net income per share	85,559	87,246	94,391	90,373	97,014

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$454,784	$318,076	$342,223	$473,713	$277,462
Working capital	469,162	383,723	400,807	426,094	246,240
Total assets	1,385,901	1,277,684	1,321,938	1,190,015	1,071,400
Total long-term obligations	88,627	95,260	80,890	29,412	23,033
Total stockholders’ equity	1,053,853	968,342	1,023,994	946,720	856,869

Note that the results of operations in 2009, 2008, 2007 and 2006 include stock-compensation expense, while the prior period does not. Our results of operations include the results of acquisitions from their acquisition dates, including SpectraLink since March 26, 2007, Destiny since January 5, 2007 and DSTMedia since August 25, 2005.

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

Overview

We are a leading provider of high-quality, easy-to-use unified communications (UC) solutions that enable enterprise, government, education, and healthcare customers to collaborate more effectively. Our solutions are built on architectures that enable unified video, voice, and content collaboration. Polycom uses open standards and removes distance and organizational barriers to enable dispersed work teams to easily meet and collaborate via the video or voice communications devices they choose, bringing people together efficiently and increasing productivity.

Our business operates in three segments: Video Communications Solutions, Voice Communications Solutions, and Services. Our Video Communications Solutions segment is comprised of video communications products (such as telepresence, room, desktop, and personal video conferencing products) and network systems products (such as UC media servers, network management, security, streaming, and recording solutions). Our Voice Communications Solutions segment includes our conference phone products, wired desktop voice products, and wireless handset voice products. Our Services segment encompasses maintenance contracts for our products, as well as a wide range of professional service and support offerings for our customers, channels, and strategic partners. In 2009, Video Communications Solutions, along with its attached services comprised 69% of Polycom revenues and Voice Communications Solutions, along with its attached services, comprised the remaining 31% of revenues.

Important drivers for the adoption of Polycom UC solutions include: 1) the return on investment (ROI) achieved through productivity gains of faster decision-making and the reduction in travel costs, 2) the significant improvement in quality of customer experience through our immersive telepresence and high definition video and voice solutions, 3) the ease of connectivity through business-to-business and emerging cloud-based solutions, and 4) the environmental or “green” benefits of using Polycom’s solutions.

Based on these drivers and Polycom’s increasingly unique position as a large collaboration independent solutions provider, we launched a strategic investment plan to capture a strong position in the growing UC collaboration market. We believe Polycom has the opportunity to serve a pivotal role in the broader communications ecosystem to provide an integrated collaboration solution, regardless of which call management or presence-based solution a particular customer has adopted. To best capitalize on these factors, we announced a strategic investment plan in the fourth quarter of 2009. We are now executing on five core strategic initiatives to capture the collaboration market opportunity and to optimize our position as the partner of choice for global communications providers and as the provider of choice for our customers. These initiatives include enhancements to our go-to-market capability; building our strategic partnerships with companies such as Avaya, Broadsoft, Hewlett-Packard, IBM, Juniper, Microsoft and Siemens; focusing on service providers’ enhanced sell-through, as well as specific products and services to support their growing offerings in the managed and hosted space; further innovation surrounding our telepresence solutions; and expansion of our professional services practice.

Revenues for 2009 were $967.0 million, a decrease of $102.3 million, or 10%, over 2008. The decrease in revenues primarily reflects a significant decrease in the sales volumes of our voice communications solutions products and, to a lesser extent, a decrease in sales of our video communication products, partially offset by increases in network systems product sales and increases in service revenues. We believe that the overall decrease in revenues is primarily due to the global economic climate, which has resulted in longer sales cycles and delays in new equipment purchases, particularly in our Voice Communications Solutions segment. Although we believe our video communications solutions products are better able to sustain the impact of current economic conditions as they offer a rapid return on investment, tightened corporate budgets and reduced capital expenditures in 2009 also negatively impacted our video communications solutions product revenues.

Our Video Communications Solutions segment, which accounted for 54% of our revenues in 2009, decreased by 7% compared to 2008, while our Voice Communication Solutions segment, which accounted for 28% of our revenues in 2009, decreased by 24% compared to 2008. Our Services segment revenues, which accounted for 18% of our revenues in 2009, increased by 13% compared to 2008. Geographically, revenues decreased by 11%, 15%, and 9% in North America, EMEA (Europe, Middle East and Africa) and Latin America, respectively, in 2009 over 2008, while Asia Pacific revenues increased by 1% in 2009 over 2008. See Note 14 of Notes to Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin, segment inventory and revenue by geography.

While our revenues decreased year-over-year across many of our product lines and geographies, our business improved sequentially across all product lines and geographies and returned to overall year-over-year growth in the fourth quarter of 2009. Despite these recent signs of stabilization, we continue to be cautious about our future outlook in light of the global economic climate.

Gross margins decreased by 1 percentage point in 2009 as compared to 2008 due primarily to lower sales volumes of our video communications solutions and voice communications products and a shift in product mix toward lower margin products. This was partially offset by higher gross margins on our network systems products and increased margins on our Services segment revenues. However, the increase in our Service segment revenues as a percentage of total revenues contributed to the overall decrease in gross margins in 2009 as compared to 2008, as service gross margins are lower than our product gross margins.

Operating margins decreased in 2009 over 2008 primarily as a result of lower gross margins and operating expenses increasing as a percentage of revenues. While operating expenses decreased in absolute dollars by 9% in 2009 as compared to 2008, revenues decreased by 10% during the same period. We took actions, including certain restructuring actions, to realign and reinvest resources in the strategic growth areas of the business. Further, in order to control operating expenses in 2009, we took actions to reduce costs such as delaying or limiting the scope of engineering and marketing programs and other projects, imposing travel restrictions, postponed salary increases, requested employees to use paid time off or implemented other cost control measures. These actions are not necessarily sustainable in the long term and we will need to increase spending in order to maintain and build the business in future periods, which among other factors may negatively impact our operating margins, particularly the reinstatement of merit increases, which is currently planned for the third quarter of 2010 and bonus programs, which we currently plan to phase in commencing in the second quarter of 2010, and the elimination of encouraged paid time-off programs. In 2010, we also plan to significantly increase our spending levels in sales and marketing and, to a lesser extent, research and development and general and administrative areas, as part of our strategic investment plan. This increased investment level will lower profits in the short-term, but is designed to yield increased growth in both our revenues and profitability in the future.

During 2009, we generated approximately $180.8 million in cash flow from operating activities which, after the impact of investing, share repurchases and other financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $165.4 million net increase in our total cash and cash equivalents.

See Notes 2, 3 and 4 of Notes to Consolidated Financial Statements for further information on our acquisitions and related costs and charges.

The discussion of results of operations at the consolidated level is followed by a discussion of results of operations by segment for the three years ended December 31, 2009.

Results of Operations for the Three Years Ended December 31, 2009

The following table sets forth, as a percentage of total revenues (unless indicated otherwise), consolidated statements of operations data for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
Revenues
Product revenues	82%	85%	87%
Service revenues	18%	15%	13%

Total revenues	100%	100%	100%
Cost of revenues
Cost of product revenues as % of product revenues	42%	41%	40%
Cost of service revenues as % of service revenues	47%	49%	50%

Total cost of revenues	43%	42%	41%

Gross profit	57%	58%	59%

Operating expenses
Sales and marketing	29%	28%	26%
Research and development	12%	13%	15%
General and administrative	6%	6%	7%
Acquisition-related costs	0%	0%	1%
Purchased in-process research and development	0%	0%	1%
Amortization and impairment of purchased intangibles	1%	0%	1%
Restructure costs	2%	1%	0%
Litigation reserves and payments	0%	1%	0%

Total operating expenses	50%	49%	51%

Operating income	7%	9%	8%
Other income (expense), net	0%	0%	2%
Gain (loss) on strategic investments	0%	0%	(1%)

Income before provision for income taxes	7%	9%	9%
Provision for income taxes	2%	2%	2%

Net income	5%	7%	7%

Revenues

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2009	2008	2007	2009	2008
Video Communications Solutions	$523,347	$560,062	$493,279	(7)%	14%
Voice Communications Solutions	$268,161	$353,698	$313,202	(24)%	13%
Services	$175,476	$155,560	$123,427	13%	26%

Total Revenues	$966,984	$1,069,320	$929,908	(10)%	15%

Total revenues for 2009 were $967.0 million, a decrease of $102.3 million, or 10%, over 2008. The decrease in revenues primarily reflects a significant decrease in sales volumes of our voice communications products and, to a lesser extent, decreases in sales of our video communications solutions products, partially offset by an increase in service revenues.

Video Communications Solutions segment revenues include revenues from sales of our video communications and network systems product lines. Revenue from video communications products decreased to $426.8 million in 2009 from $481.4 million in 2008, an 11% decrease. The revenue decrease was primarily due to a decrease in sales volumes of our VSX® product family, and to a lesser extent lower sales revenues of our RPX immersive telepresence products, partially offset by increases in sales volumes of our HDX® product family and new products, such as our Polycom® CX5000 and QDX™ 6000 video communications solutions. Revenues from our network systems products for 2009 were $96.5 million, an increase of 23% compared to 2008 revenues of $78.7 million, due primarily to increases in our video network systems and software revenues, which were driven primarily by the introduction of new products and enhancements to existing products. Voice Communications Solutions segment revenues decreased 24% over 2008 to $268.2 million, due primarily to lower sales volumes of voice communications products, including our circuit-switched, wireless, Voice-over-IP conference phones and installed voice product lines. Revenues from our Voice Communications Solutions have declined year-over-year since the fourth quarter of 2008. We believe these declines are primarily a result of the global economic climate and that this business will improve as the economy improves. In the third quarter of 2009 we experienced sequential growth for the first time since the second quarter of 2008, with Voice Communication revenues growing 15% over the second quarter of 2009. In the fourth quarter of 2009, Voice Communication revenues continued to show sequential growth, growing 4% over the third quarter of 2009, resulting in a year-over-year decline for the quarter of only 6% compared to the double-digit year-over-year declines of 21% to 34% experienced in the first three quarters of 2009. Services segment revenues increased to $175.5 million by $19.9 million, or 13% due primarily to increases in video-related services and, to a lesser extent, increased network systems-related services, partially offset by a decrease in voice-related services.

Total revenues for 2008 were $1.1 billion, an increase of $139.4 million, or 15%, over 2007. In 2008, excluding the impact of the SpectraLink acquisition on 2007 growth rates, we experienced slower growth than in 2007, particularly in our voice communication product lines due in part to the global economic conditions, as well as increased competition. The increase in revenues primarily reflects increased sales volumes of our video communications solutions and voice communications solutions products and, to a lesser extent, an increase in service revenues. Revenues from our wireless voice products acquired in the SpectraLink acquisition accounted for approximately $25.8 million of the year over year increase and are included in the Voice Communications Solutions and Services segments.

Revenue from video communications products increased to $481.4 million in 2008 from $408.3 million in 2007, an 18% increase, primarily due to an increase in sales volumes and average selling prices of our group video products, which consisted primarily of our VSX and HDX product families. Revenues from our network systems products for 2008 were $78.7 million, a decrease of 7% compared to 2007 revenues of $85.0 million, due primarily to decreases in our voice network systems revenues, which was only partially offset by increases in revenues from our video network systems products. Voice Communications Solutions product revenues increased primarily as a result of increases in revenues from our Voice-over-IP products, as well as a full year of revenues from our wireless voice products acquired in the SpectraLink acquisition during the last week of the first quarter of 2007. Services segment revenues increased primarily as a result of increases in revenues from our video communications products, increases in revenues related to products acquired in the SpectraLink acquisition and, to a lesser extent, increases in video network systems services.

International sales, which are defined as revenues outside of Canada and the U.S., accounted for 48%, 47% and 44% of total revenues for 2009, 2008 and 2007, respectively. On a regional basis, North America, EMEA, Asia Pacific and Latin America accounted for 52%, 25%, 20% and 3%, respectively, of our total 2009 revenues. North America, EMEA and Latin America revenues decreased 11%, 15%, and 9%, respectively, in 2009 over 2008, while Asia Pacific revenues increased 1% in 2009 over 2008. Revenue decreases across these geographic regions were primarily in the Voice Communications Solutions segment and video communications products, partially offset by increases in video network systems products and Service segment revenues. Although Asia Pacific also experienced declines in revenue from the Voice Communications Solutions segment, revenues from video communications products were essentially flat year-over-year, and the declines in Voice Communications

Solutions segment revenues were more than offset by growth in video network systems products and service revenues year-over-year.

On a regional basis, North America, EMEA, Asia Pacific and Latin America accounted for 53%, 26%, 18% and 3%, respectively, of our total 2008 revenues. North America, EMEA, Asia Pacific and Latin America revenues increased 8%, 29%, 17% and 23%, respectively, in 2008 over 2007. Revenues in North America, EMEA, Asia Pacific and Latin America increased in 2008 over 2007 as a result of an increase in video communications and voice communication product revenues and increased services revenues. In 2008, we experienced slower growth than in 2007, particularly in North America due in part to the global economic conditions, as well as increased competition.

In 2009, one channel partner accounted for more than 10% of our total net revenues and our Video Communications Solutions and Voice Communication Solutions segment revenues. No one channel partner accounted for more than 10% of our Service segment revenues. In 2008, one channel partner accounted for more than 10% of our Video Communications Solutions segment revenues. No one channel partner accounted for more than 10% of our total net revenues or of our Voice Communications Solutions or Services segment revenues in 2008. In 2007, no one channel partner accounted for more than 10% of our total net revenues or of our Video Communications Solutions, Voice Communications Solutions or Services segment revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

We typically ship products within a short time after we receive an order and, therefore, we do not consider backlog to be a good indicator of future revenues. As of December 31, 2009, we had $69.1 million of order backlog as compared to $60.5 million at December 31, 2008. We include in backlog open product orders which we expect to ship or services which we expect to bill and for which we expect to record revenue in the following quarter. Once billed, unrecorded service revenue is included in deferred revenue until earned. We believe that the current level of backlog will continue to fluctuate primarily as a result of the level and timing of orders received and customer delivery dates requested outside of the quarter. The level of backlog at any given time is also dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based in part on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline from its current levels.

Cost of Revenues and Gross Margins

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2009	2008	2007	2009		2008
Product Cost of Revenues	$335,696	$374,119	$322,988	(10)%		16%
% of Product Revenues	42%	41%	40%	1	pt	1	pt
Product Gross Margins	58%	59%	60%	(1	)pt	(1	)pt
Service Cost of Revenues	$82,312	$76,179	$61,599	8%		24%
% of Service Revenues	47%	49%	50%	(2	)pts	(1	)pt
Service Gross Margins	53%	51%	50%	2	pts	1	pt
Total Cost of Revenues	$418,008	$450,298	$384,587	(7)%		17%
% of Total Revenues	43%	42%	41%	1	pt	1	pt
Total Gross Margin	57%	58%	59%	(1	)pt	(1	)pt

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization and impairment of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Generally, Video Communications Solutions segment products have a higher gross margin than products in our Voice Communications Solutions segment. Cost of product revenues and product gross margins included charges for stock-based compensation of $1.9 million, $2.4 million and $2.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Overall, product gross margins decreased by 1 percentage point in 2009 as compared to 2008 due to decreases in gross margins in both our Video Communications Solutions and Voice Communications Solutions segments. The decrease in Video Communications Solutions segment gross margins was primarily due to lower gross margins on our video communications products due to a shift in product mix toward lower margin products, and lower sales volumes of our video communications products. This was partially offset by higher gross margins on our network systems products. The decrease in the Voice Communication Solutions segment gross margins was due primarily to lower sales volumes, particularly in our wireless and circuit-switched product lines, and a mix shift toward lower margin products, such as our Voice-over-IP handsets.

Overall, product gross margins decreased by 1 percentage point in 2008 as compared to 2007 which is due in part to an increase in the amortization of core and existing technology purchased intangibles as a result of the SpectraLink acquisition that we completed at the end of the first quarter of 2007 and to a shift in product mix toward lower margin Voice-over-IP, HDX and RPX products and away from higher margin network systems products, which was partially offset by a decrease in the impact of purchase accounting adjustments for the write up of certain inventory to its fair value at the time of the SpectraLink acquisition, which resulted in higher product costs being recorded for certain inventory sold in the first half of 2007. Excluding costs which are not allocated to our segments, such as amortization of purchased intangibles, stock-based compensation expense and fair value adjustments to inventory related to acquisition accounting, gross margins decreased slightly in our Video Communications Solutions and Voice Communications Solutions segments in 2008 compared to 2007. The fluctuation in these segments’ gross margin was primarily due to changes in product mix. Video Communications Solutions gross margins were negatively impacted by the decrease in revenues from our voice network systems products, which typically have higher gross margins than our video communications products. The lower Video Communications Solutions gross margin was also due to lower video communications product gross margins attributable in part to new video product offerings, which typically have lower gross margins for a period of time after their introduction due to higher component costs, the technological complexity of the newer products and lower initial production volumes.

Our December 31, 2009 finished goods inventory levels were lower than the December 31, 2008 levels primarily due to a lower planned build as a result of lower revenues. Inventory turns have improved in 2009 as compared to 2008. Inventory turns in the future may fluctuate depending upon a number of factors, including the differences in planned versus actual sales mix, an increase in the inventory purchases transported via ocean freight versus air freight and other factors and the sustainability of the global economic recovery.

We expect product gross margins to remain relatively flat in the near term, but margins could be higher or lower depending on mix variations and other factors.

Forecasting future product gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Uncertainties surrounding revenue levels, including future potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances, competition, changes in technology, changes in product mix, variability of stock-based compensation costs, and the potential of resulting royalties to third parties, manufacturing efficiencies of subcontractors, manufacturing and purchased price variances, warranty and recall costs and timing of sales can cause our cost of revenues percentage to vary significantly. In addition, we may experience higher prices on commodity components that are included in our products.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our product gross margins. Cost of service revenues and service gross margins included charges for stock-based compensation of $2.8 million, $3.2 million and $3.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Overall, service gross margins increased in 2009 over 2008 primarily as a result of revenues increasing at a faster pace than the related service costs, as well as a shift in mix of services revenues toward higher margin video maintenance revenues. In addition, the increase in our Service segment revenues as a percentage of total revenues contributed to the overall decrease in gross margins in 2009 as compared to 2008, as service gross margins are lower than our product gross margins.

Overall, service gross margins increased in 2008 over 2007 primarily as a result of increased video-related maintenance services where we benefited from economies of scale, as well as achieving greater efficiencies in our product installation and implementation services.

Forecasting future service gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related attach rates for new service as well as maintenance renewal rates, the utilization of our professional services personnel as we develop our professional services practice and we make investments to expand our professional services offerings as part of our recently announced strategic investment plan, our ability to achieve greater efficiencies in the installations of our RPX™ telepresence product, increasing costs for freight and repair costs, and the timing of sales can cause our cost of services revenues percentage to vary from quarter to quarter. In order to control expenses in any given quarter, we have taken actions to reduce costs such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Sales and Marketing Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2009	2008	2007	2009		2008
Expenses	$285,312	$303,436	$242,510	(6)%		25%
% of Total Revenues	30%	28%	26%	2	pts	2	pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation of $10.5 million, $11.2 million and $12.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Sales and marketing expense as a percentage of revenue increased by 2 percentage points in 2009 as compared to 2008, due primarily to lower revenue due to the global economic conditions. Sales and marketing expense decreased in absolute dollars in 2009 over 2008 due primarily to a decrease in compensation costs, primarily commissions, as a result of decreases in revenue, lower travel and entertainment expenses, reduced spending on marketing programs, as well as decreased recruitment and training costs, partially offset by increased spending on demonstration equipment and facilities.

Sales and marketing expenses as a percentage of revenue increased by 2 percentage points in 2008 as compared to 2007. The increase in sales and marketing expense in absolute dollars in 2008 over 2007 was due primarily to an increase in compensation costs as a result of increases in our sales and marketing headcount as well as increases in revenue, and to a lesser extent, increases in marketing programs. Sales and marketing headcount increased 14% from December 31, 2007 to December 31, 2008. The increase in sales and marketing expenses as a percentage of revenue was due primarily to the significant investments we made in our sales team and the time required for new sales personnel to achieve optimal sales productivity levels.

We expect our sales and marketing expenses to increase in absolute dollars in the near term as a result of incurring costs to recruit and hire new sales and marketing personnel, and expenses will also likely increase in the future as revenues increase. We will also make additional investments in sales and marketing as a result of our strategic investment plan to support our key initiatives surrounding enhancing our go-to-market capability, increasing our strategic partnerships and focusing on service providers’ enhanced sell-through, as well as specific products and services to support their growing offerings in the managed and hosted space, in order to extend our market reach and grow our business.

Forecasting sales and marketing expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we market new products and also depending upon the timing of trade shows. Sales and marketing expenses may also fluctuate due to increased international expenses and the impact of changes in foreign currency exchange rates. In order to control operating expenses in any given quarter, we have taken actions to reduce costs such as delaying or limiting the scope of marketing programs and other projects, imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues. These actions are not necessarily sustainable in the long term and we will increase spending in order to maintain and build the business in future periods, which among other factors may negatively impact our operating margins, particularly the reinstatement of merit increases, which is currently planned for the third quarter of 2010 and bonus programs, which we currently plan to phase in commencing in the second quarter of 2010, and the elimination of encouraged paid time-off programs.

Research and Development Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2009	2008	2007	2009		2008
Expenses	$117,575	$135,288	$139,011	(13)%		(3)%
% of Total Revenues	12%	13%	15%	(1	) pts	(2	) pts

Research and development expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development expenses included charges for stock-based compensation of $7.7 million, $9.8 million and $12.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Research and development expenses decreased for 2009 by $17.7 million or 13%, and as a percentage of revenue by 1 percentage point, as compared to 2008. The decrease in absolute dollars is primarily due to decreases in headcount, primarily in our Voice Communications segment, and decreased program development expenses to control costs in both our Video Communications Solutions and Voice Communications segments. Stock-based compensation costs also decreased $2.2 million in 2009 over 2008. In addition, we have continued to increase the percentage of our research and development being performed in lower cost jurisdictions.

Research and development expenses as a percentage of revenue decreased for 2008 as compared to 2007, primarily due to spending decreasing by 3% in 2008 over 2007 as compared to revenues increasing 15% in 2008 over 2007. The decrease in absolute dollars in 2008 as compared to 2007 was due primarily to a $2.6 million decrease in stock-based compensation and a decrease in headcount in our Video Communications Solutions segment partially offset by an increase in our Voice Communications Solutions segment spending as SpectraLink was included for the full year. In addition, an increasing percentage of our research and development is being performed in lower cost jurisdictions.

We are currently investing research and development resources to enhance and upgrade the products that comprise our collaboration communications solutions, which encompass products and services in all three segments, including enhancements to our existing network systems products, products that address the high definition video conferencing market, including our immersive telepresence products, and additional voice-over-IP products. We also anticipate committing a greater proportion of our research and development expenses toward enhancing the integration and interoperability of our entire video communications product suite. We are also currently planning to invest more heavily in research and development as a result of increased business opportunities with strategic partners and service provider customers as a result of our key strategic initiatives in these areas, as well as in key vertical markets such as the U.S. federal government.

We believe that technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. We expect that research and development expenses in absolute dollars will increase in the near term but will fluctuate depending on the timing and number of development activities in any given quarter. Research and development expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. In order to control operating expenses in any given quarter, we have taken actions to reduce costs such as delaying or limiting the scope of engineering projects, imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues. These actions are not necessarily sustainable in the long term and we will need to increase spending in order to maintain and build the business in future periods, which among other factors may negatively impact our operating margins, particularly the reinstatement of merit increases, which is currently planned for the third quarter of 2010 and bonus programs, which we currently plan to phase in commencing in the second quarter of 2010, and the elimination of encouraged paid time-off programs.

General and Administrative Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2009	2008	2007	2009	2008
Expenses	$54,011	$60,201	$60,994	(10)%	(1)%
% of Total Revenues	6%	6%	7%	—	(1	) pt

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments.

General and administrative expenses included charges for stock-based compensation of $7.5 million, $8.0 million and $10.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

General and administrative expenses decreased in absolute dollars and remained flat as a percentage of revenues in 2009, as compared to 2008. The decrease in spending in absolute dollars in general and administrative was primarily due to decreased compensation charges, reductions in outside services and travel and training costs and reduced bad debt expenses.

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

We believe that our general and administrative expenses will increase in absolute dollar amounts in the near term but could fluctuate as we make investments in enhancements to our financial and operating systems and other costs related to supporting a larger company, increased costs associated with regulatory requirements, and our continued investments in international regions. General and administrative expenses will also increase as a result of additional investments required to support our key strategic initiatives, including adding additional infrastructure to support our increased go-to-market capability and focus on service providers. In order to control operating expenses in any given quarter, we have taken actions to reduce costs such as delaying or limiting the scope of administrative projects, imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues. These actions are not necessarily sustainable in the long term and we will need to increase spending in order to maintain and build the business in future periods, which among other factors may negatively impact our operating margins, particularly the reinstatement of merit increases, which is currently planned for the third quarter of 2010 and bonus programs, which we currently plan to phase in commencing in the second quarter of 2010, and the elimination of encouraged paid time-off programs.

Acquisition Related Integration Costs

We recorded charges to operations of $0.2 million in 2008 and $4.3 million in 2007 for acquisition-related integration costs. There were no such charges during 2009. These charges primarily include outside financial advisory, accounting, legal and consulting fees and other costs directly related to integrating acquired companies. The 2008 and 2007 charges primarily related to professional services costs to integrate SpectraLink, which we acquired in March 2007, and to a lesser extent Destiny, which we acquired in January 2007. If we acquire additional businesses in the future, we may incur material acquisition expenses related to those transactions.

Purchased In-process Research and Development

In 2007, we recorded charges totaling $9.4 million for in-process research and development acquired as part of our acquisition of SpectraLink. There were no such charges in 2009 or 2008. The research and development acquired as part of the SpectraLink acquisition related primarily to projects associated with enhancements and upgrades to the functionality and performance of the SpectraLink 6000, SpectraLink 8000 and DECT products.

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

Amortization and Impairment of Purchased Intangibles

In 2009, 2008 and 2007, we recorded $5.8 million, $7.1 million and $11.5 million, respectively, for amortization and impairment of purchased intangibles acquired in our acquisitions. In addition to the amounts recorded as operating expenses in 2009, 2008 and 2007, we recorded amortization totaling $13.5 million, $13.7 million and $10.9 million, respectively, related to certain technology intangibles in cost of product revenues. Purchased intangible assets are being amortized to expense over their estimated useful lives, which range from several months to eight years. In 2007, $3.6 million of the total operating expense related to the impairment of certain intangibles that we acquired in the Voyant acquisition. There was no impairment in 2009 or 2008.

The decrease in absolute dollars in 2009 as compared to 2008 was primarily due to lower amortization as a result of certain intangibles acquired in the Voyant and DSTMedia acquisitions becoming fully amoritized at the end of 2008. The decrease in absolute dollars in 2008 as compared to 2007 was primarily due to lower amortization of certain intangibles acquired in the Voyant acquisition due to their impairment in the fourth quarter of 2007.

We evaluate our purchased intangibles for possible impairment on an ongoing basis. When impairment indicators exist, we perform an assessment to determine if the intangible asset has been impaired and to what extent. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists, and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. Based on the results of the 2007 impairment assessment, we determined that certain purchased intangible assets acquired as part of the Voyant acquisition had been impaired as of the year end, and we recorded an impairment charge of approximately $3.6 million. These assets were written down as a result of a decline in the projected future cash flows from future products that will utilize the technology acquired in the acquisition. At December 31, 2009, the carrying value of our purchased intangibles was $46.3 million.

Restructure Costs

In 2009, 2008 and 2007, we recorded $15.9 million, $10.3 million and $0.4 million, respectively, related to restructuring actions which resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. In 2009, these actions were designed to reduce our cost structure while maintaining flexibility to invest in the strategic growth areas of the business. We expect to record additional charges of approximately $1.2 million in the first quarter of 2010 as a result of the final notifications related to these actions. In 2008, these actions were intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams. In 2007, these actions primarily related to the reorganization of our video and network systems divisions into one combined business unit, the Video Communications Solutions Group, and the elimination of certain executive positions. See Note 6 of Notes to Consolidated Financial Statements for further information on restructure costs.

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

Litigation Reserves and Payments

During 2009, we recorded a reserve totaling $0.7 million related to an ongoing legal matter. During 2008, we recorded charges totaling $7.4 million as a result of trial preparation costs and the fee arrangement we had with our outside legal counsel that represented us in our litigation against Codian, pursuant to which we owed additional legal fees based upon the favorable outcome that was achieved in the first quarter of 2008. There were no such expenses in 2007. See Note 9 of Notes to Consolidated Financial Statements for further information.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts, gains and losses on investments, non-income related taxes and fees and foreign exchange related gains and losses. Interest and other income (expense), was a net expense of $2.1 million in 2009 and a net income of $2.4 million and $17.9 million in 2008 and 2007, respectively.

Interest and other income (expense), net, decreased in 2009 over 2008 primarily due to lower interest income and lower average investment returns, partially offset by lower foreign exchange related losses, a decrease in non-income related taxes and license fees and losses recorded in 2008 related to investments which we considered to be other than temporarily impaired. There were no such impairment losses during 2009. Interest income decreased for 2009 over the comparable period in the prior year primarily due to lower average investment returns. Average interest rate returns on our cash and investments were 0.44% for 2009 compared to 2.94% for 2008.

Interest and other income (expense), net, decreased in 2008 over 2007 primarily due to lower interest income and foreign exchange related losses compared to foreign exchange related gains in the same period of the prior year, partially offset by increased non-income related taxes and license fees and losses recorded in 2008 related to investments which we considered to be other than temporarily impaired. There were no such impairment losses during 2007. Interest income decreased for 2008 over the comparable period in the prior year primarily lower average cash and investment balances due to our stock repurchase activity in 2008 and lower average investment returns. Average interest rate returns on our cash and investments were 2.94% for 2008 compared to 5.14% in 2007.

Interest and other income (expense), net will fluctuate due to changes in interest rates and returns on our cash and investments, any future impairment of investments, foreign currency rate fluctuations on un-hedged exposures, fluctuations in costs associated with our hedging program and timing of non-income related taxes and license fees. The cash balance could also decrease depending upon the amount of cash used in any future acquisitions, our stock repurchase activity and other factors, which would also impact our interest income.

Gain (Loss) on Strategic Investments

For strategic reasons, we have made various investments in private companies. The private company investments are carried at cost and written down to fair market value when indications exist that these investments have other than temporarily declined in value. We review these investments for impairment when events or changes in circumstances indicate that impairment may exist and make appropriate reductions in carrying value, if necessary. We evaluate a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecast earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired. At December 31, 2009 and 2008, these investments had a carrying value of $2.2 million, and are recorded in “Other assets” in our Consolidated Balance Sheets.

In 2007, our investments were permanently written down by $7.4 million from original cost, which is reflected in “Gain (loss) on strategic investments” in the Consolidated Statements of Operations. The write-down of $7.4 million in the second quarter of 2007 was based upon our evaluation of the investee’s financial position, including cash usage, the status of the investee’s business prospects as of June 30, 2007, and the rights and privileges associated with the investment. Based on this evaluation and our intent as of June 30, 2007 not to participate in the round of additional funding of the investee that was in process at the time, it was determined that based upon the preferences, including liquidation preferences, that would be held by more senior securities, the write down of the carrying value to zero was necessary. No such write-downs were required in either 2009 or 2008.

Provision for Income Taxes

Our overall effective tax rates for 2009, 2008 and 2007 were 26.2%, 22.4% and 28.3%, respectively, which resulted in a provision for income taxes, of $17.7 million, $21.9 million, and $24.8 million in 2009, 2008, and 2007, respectively. The increase in the effective tax rate in 2009 versus 2008 was primarily related to lower releases of tax reserves and related interest and penalties in 2009 of $2.9 million as compared to 2008 when we released $4.2 million in tax reserves and related interest and penalties, all due to the expiration of statutes of limitation in both the U.S and various foreign jurisdictions. Partially offsetting the effect of the change in the release of the tax reserves was a relative increase in foreign earnings in 2009 which are subject to lower tax rates. The decrease in the effective tax rate in 2008 versus 2007 was due to a relative increase in foreign earnings which are subject to lower tax rates, combined with the settlement of certain audits with foreign tax authorities, substantially offset by the non-deductibility of the in-process research and development acquired in the SpectraLink acquisition.

As of December 31, 2009, we had approximately $4.8 million in tax net operating and capital loss carryforwards and $8.0 million in tax credit carryovers, as well as other deferred tax assets arising from temporary differences. In addition, at December 31, 2009, we had a valuation allowance of $1.4 million related to net operating loss carryforwards in Denmark. See Note 13 of Notes to Consolidated Financial Statements.

As of December 31, 2009, we have $44.4 million of unrecognized tax benefits compared to $55.9 million at December 31, 2008. By the end of 2010, uncertain tax positions may be reduced as a result of a lapse of the applicable statutes of limitations. We anticipate that the reduction would approximate $5.3 million. The reserve releases would be recorded as adjustments to stockholders’ equity in the amount of $1.6 million and $3.7 million would be an adjustment to tax expense.

We recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2009 and 2008, we had approximately $3.5 million and $3.6 million, respectively, of accrued interest and penalties related to uncertain tax positions.

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

We are also subject to the periodic examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities, and in some cases, we have received additional tax assessments. Currently, certain tax years are under audit by the relevant tax authorities, including an examination of our U.S. federal tax returns for the calendar years 2006 and 2007 by the IRS which is currently underway. The timing of the resolution of income tax examinations is highly uncertain and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues in the IRS examination could be resolved within the next 12 months, based on the current facts and circumstances, we cannot estimate the timing of such resolution or the range of potential changes as it relates to the unrecognized tax benefits that are recorded as part of our financial statements, as the outcome of such examinations is inherently uncertain.

Segment Information

A description of our products and services, as well as annual financial data, for each segment can be found in the Business section of this Form 10-K and Note 14 of Notes to Consolidated Financial Statements. The results discussions below include the results of each of our segments for the years ended December 31, 2009, 2008 and 2007. Segment contribution margin includes all segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and to allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, stock-based compensation costs, general and administrative costs, such as legal and accounting costs, acquisition-related integration costs, amortization and impairment of purchased intangible assets, purchase accounting adjustments made to inventory, purchased in-process research and development costs, restructuring costs, interest and other income (expense), net.

Video Communications Solutions

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2009	2008	2007	2009		2008
Revenues	$523,347	$560,062	$493,279	(7)%		14%
Contribution margin	$244,438	$266,871	$229,024	(8)%		17%
Contribution margin as % of Video Communications Solutions revenues	47%	48%	46%	(1	) pts	2	pts

Video Communications Solutions segment revenues include revenues from sales of our video communication products and network systems product lines.

Revenues from our Video Communications Solutions segment decreased by $36.7 million, or 7%, over 2008 to $523.3 million in 2009. Revenue from video communications products, which consisted primarily of our HDX™ and VSX® product families, decreased by 11% to $426.8 million for 2009 from $481.4 million in 2008, primarily due to a decrease in sales volumes as a result of the global economic climate. Sales of our RPX and TPX telepresence solutions were also lower in 2009 as compared to 2008. With the increasing adoption of HD in 2009, our HD products comprised an increasing percentage of the group video units sold. For 2009, approximately 80% of our video communication product revenues were derived from our high definition HDX products versus our standard definition VSX products. We believe the return on investment of video may make this segment of our business more resilient than our Voice Communications Solutions segment in the current economic environment; however, in 2009 we experienced, and may continue to experience, a negative impact on our video communications product revenues due to tightened capital and operating budgets given the current economic environment. Revenues from our network systems products for 2009 were $96.5 million, an increase of 23% compared to 2008 revenues of $78.7 million, due primarily to increases in our video network systems and software revenues, offsetting decreases in voice network systems revenues. Total unit sales of our video network systems products increased in 2009 as compared to 2008, and we continued to see a mix shift toward our newer RMX product lines away from our MGC products, with RMX units comprising the majority of video network systems units shipped during 2009. Growth in our software revenues primarily reflects increased revenues from sales of our Polycom Converged Management Application (CMA™) desktop software application products. Voice network systems product revenues declined in 2009 compared to 2008 and were essentially zero in the second half of 2009 as a result of the increased adoption of our unified RMX product offering.

Revenues from our Video Communications Solutions segment increased by $66.8 million or 14% over 2007 to $560.1 million in 2008. Revenue from video communications products increased to $481.4 million for 2008 from $408.3 million in 2007, an 18% increase, primarily due to an increase in sales volumes and average selling prices of our group video products. With the increasing adoption of HD throughout 2008, our HDX products comprised an increasing percentage of the group video units sold and contributed to higher average selling prices. In the fourth quarter of 2008, approximately 60% of our video communications product revenues were derived from our high definition HDX products versus our standard definition VSX products. Revenues also increased as a result of increased revenues from sales of our RPX and TPX telepresence products. The return on investment of video may be helping drive growth in our Video Communications Solutions segment, which may make this segment of our business more resilient in the economic environment. Revenues from our network systems products for 2008 were $78.7 million, a decrease of 7% compared to 2007 revenues of $85.0 million, due primarily to decreases in our voice network systems product revenues, which was only partially offset by increases in revenues from our video network systems products.

International revenues, defined as revenues outside of Canada and the U.S., accounted for 58%, 58% and 52% of our Video Communications Solutions segment revenues for 2009, 2008 and 2007, respectively. In 2009 and 2008 one channel partner accounted for more than 10% of our total net revenues for our Video Communications Solutions segment. In 2007, no one channel partner accounted for more than 10% of our total net revenues for our Video Communications Solutions segment. We believe it is unlikely that the loss of any one channel partner would have a long term material adverse effect on consolidated revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The contribution margin as a percentage of Video Communications Solutions segment revenues was 47% in 2009 as compared to 48% in 2008. Contribution margins decreased primarily as a result of lower gross margins in our video communications product lines, which were partially offset by higher gross margins in our network systems product lines. The decrease in gross margins was primarily due to a shift in product mix toward lower margin products and lower sales volumes of our video communications products. Engineering expenses decreased in absolute dollars and slightly as a percentage of revenues. Direct marketing expenses remained relatively flat in absolute dollars and as a percent of revenues.

The contribution margin as a percentage of Video Communications Solutions segment revenues was 48% in 2008 as compared to 46% in 2007. Contribution margins increased primarily as a result of engineering expenses decreasing as a percent of revenues and in absolute dollars, partially offset by slightly lower gross margins and increased direct marketing expenses. Gross margins decreased primarily due to changes in product mix. Video Communications Solutions gross margins were negatively impacted by the year-over-year decrease in revenues from our voice network systems products, which typically have higher gross margins than our video communications products.

Direct marketing and engineering spending in the Video Communications Solutions segment will fluctuate depending upon the timing of new product launches and marketing programs.

Voice Communications Solutions

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2009	2008	2007	2009		2008
Revenues	$268,161	$353,698	$313,202	(24)%		13%
Contribution margin	$102,877	$146,656	$131,471	(30)%		12%
Contribution margin as % of voice communications solutions revenues	38%	42%	42%	(4	)pts	—

Revenues from our Voice Communications Solutions segment for 2009 decreased 24% over 2008 to $268.2 million, due primarily to lower sales volumes of voice communications products, including our circuit-switched, wireless, Voice-over-IP conference phones and installed voice product lines. Our Voice Communications Solutions segment revenues are dependent on our partners’ rollouts of IP call management systems and system expansions, and in the current economic climate, product sales in this segment continued to slow in 2009 as compared to 2008. Revenues from our Voice Communications Solutions have declined year-over-year since the fourth quarter of 2008. We believe these declines are primarily a result of the global economic climate and that this business will improve as the economy improves. In the third quarter of 2009 we experienced sequential growth for the first time since the second quarter of 2008, with Voice Communication revenues growing 15% over the second quarter of 2009. In the fourth quarter of 2009, Voice Communication revenues continued to show sequential growth, growing 4% over the third quarter of 2009, resulting in a year-over-year decline of only 6% compared to the double-digit year-over-year declines of 21% to 34% experienced in the first three quarters of 2009. We believe these improved results in the second half of 2009 are due in part to improvements in the economy.

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

International revenues, defined as revenues outside of Canada and the U.S., accounted for 35%, 37% and 36% of our total Voice Communications Solutions segment revenues for 2009, 2008 and 2007, respectively. In 2009, one customer accounted for more than 10% of our Voice Communications Solutions segment revenues. In 2008 and 2007, no one customer accounted for more than 10% of our Voice Communications Solutions segment revenues. We believe it is unlikely that the loss of any one channel partner would have a long term material adverse effect on consolidated revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The contribution margin as a percentage of Voice Communications segment revenues was 38% in 2009 compared to 42% in 2008, a decrease of 4 percentage points. The contribution margin decreased primarily due to lower gross margins and, to a lesser extent, higher engineering and direct marketing expenses as a percentage of revenue. Gross margins decreased primarily as a result of lower sales volumes, particularly in our wireless and circuit-switched product lines, and a shift in product mix toward lower margin products, such as our Voice-over-IP handsets. Engineering and direct marketing expenses decreased in absolute dollars but increased as a percent of revenues due to the lower revenues in 2009 as compared to 2008.

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

Services

	Year Ended December 31,			Increase From Prior Year
$ in thousands	2009	2008	2007	2009		2008
Revenues	$175,476	$155,560	$123,427	13%		26%
Contribution margin	$84,048	$68,351	$53,975	23%		27%
Contribution margin as % of service revenue	48%	44%	44%	4	pts	—

Revenues from our Services segment increased by 13% in 2009 over 2008 to $175.5 million, due primarily to increased video-related services and, to a lesser extent, increased network systems-related services, partially offset by a decrease in voice-related services. Revenues from our video-related services grew year-over-year in spite of the decline in video communications product revenues as a result of long-term maintenance contracts and maintenance renewals from our installed base.

Revenues from our Services segment increased by 26% in 2008 over 2007 to $155.6 million, due primarily to increased video-related services and, to a lesser extent, increased network systems related services. In addition, a full year of revenues from services related to products acquired in the SpectraLink acquisition accounted for 26% of the increase over the year ago period.

International revenues, defined as revenues outside of Canada and the U.S., accounted for 38%, 34% and 30% of total Service revenues for 2009, 2008 and 2007, respectively. No one customer accounted for more than 10% of our total revenues for our Services segment for 2009, 2008 or 2007.

Overall, the Services segment contribution margin as a percentage of Service segment revenues increased 4 percentage points in 2009 versus 2008 due primarily to increased gross margins and lower operating expenses as a percentage of revenues. Gross margins increased as a percentage of revenue by 2 percentage points primarily as a result of revenues increasing at a faster pace than the related service costs, as well as a shift in mix of services revenues toward higher margin video maintenance revenues.

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

We expect our Service segment operating expenses to increase in absolute dollars as we expand our professional services practice and leverage our partnerships to expand our practice into core service offerings.

Liquidity and Capital Resources

As of December 31, 2009, our principal sources of liquidity included cash and cash equivalents of $331.1 million, short-term investments of $123.7 million and long-term investments of $12.7 million. Cash and cash equivalents includes cash in the bank of approximately $95.9 million and the remaining $235.2 million is comprised primarily of highly liquid investments in commercial paper, U.S. government securities, municipal securities, time deposits, savings accounts, money market funds and corporate debt securities with original maturities of 90 days or less at the time of purchase. Substantially all of our short-term and long-term investments are comprised of U.S. government securities, corporate debt securities and corporate preferred equity securities. See Note 7 of Notes to Consolidated Financial Statements. We also have outstanding letters of credit totaling approximately $1.5 million that are in place to satisfy certain of our facility lease requirements.

Our total cash and cash equivalents and investments held in the United States totaled $188.1 million as of December 31, 2009, and the remaining $279.4 million was held outside of the United States in various foreign subsidiaries. If we would need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

We generated cash from operating activities totaling $180.8 million in 2009, $167.0 million in 2008 and $149.5 million in 2007. The increase in cash provided from operating activities in 2009 over 2008 was due primarily to decreased inventory, decreased prepaid expenses and other current assets and increased accounts payable, and a larger decrease in deferred taxes. Partially offsetting these positive effects were decreased net income and non-cash expenses, an increase in trade receivables and a smaller increase in taxes payable and other accrued liabilities. The increase in cash provided from operating activities in 2008 over 2007 was due primarily to increased net income and non-cash expenses, a decrease in accounts receivable and a larger increase in other accrued liabilities. Offsetting these positive effects were a larger increase in inventories, a large decrease in accounts payable, a larger increase in prepaid expenses and other current assets and a larger increase in other accrued liabilities.

The total net change in cash and cash equivalents for the year ended 2009 was an increase of $165.4 million. The primary sources of cash were $180.8 million from operating activities and $36.5 million associated with the exercise of stock options and purchases under the employee stock purchase plan and $18.3 million proceeds from investments, net of purchases of investments. The primary uses of cash during this period were $35.4 million for purchases of our common stock, and $37.8 million for purchases of property and equipment.

Our days sales outstanding, or DSO, metric was 45 days at December 31, 2009 compared to 44 days at December 31, 2008. We expect that DSO will remain in the 40 to 50 day range but could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables which typically have longer payment terms and increases in receivables from service providers and government entities which also have customarily longer payment terms. DSO could be negatively impacted in the current economic environment if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Inventory turns increased from 4.9 turns at December 31, 2008 to 6.0 turns at December 31, 2009. The increase in inventory turns was a result of the decrease in our finished goods inventory levels at the end of 2009 compared to the end of 2008. In 2008, the growth in our finished goods inventory levels during the year was primarily a result of lower revenues than planned, the difference in planned versus actual sales mix of products, as well as weaker revenue linearity, growth in service inventory levels and other factors. We believe inventory turns will fluctuate depending on our ability to reduce lead times, as well as changes in product mix and the mix of ocean freight versus air freight costs.

We enter into foreign currency forward contracts, which typically mature in one month, to hedge our exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record on the balance sheet at each reporting period the fair value of our foreign currency forward contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on contracts are recorded as other income (expense), offsetting transaction gains and losses on the related assets and liabilities. Additionally, our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rate spreads between the U.S. and other foreign markets.

Additionally, we also have a hedging program that uses foreign currency forward contracts to hedge a portion of anticipated revenues and operating expenses denominated in the Euro and British Pound as well as operating expenses denominated in Israeli Shekels. At each reporting period, we record the fair value of our unrealized forward contracts on the balance sheet with related unrealized gains and losses as a component of cumulative other comprehensive income, a separate element of stockholders’ equity. Realized gains and losses associated with the effective portion of the foreign currency forward contracts are recorded within revenue or operating expense, depending upon the underlying exposure being hedged. Any excluded and ineffective portions of a hedging instrument would be recorded as other income (expense).

From time to time, the Board of Directors has approved plans for us to purchase shares of our common stock in the open market. During the years ended December 31, 2009, 2008 and 2007, we purchased approximately 1.6 million, 8.9 million and 4.3 million shares, respectively, of our common stock in the open market for cash of $32.8 million, $220.0 million and $125.7 million, respectively. We continue to closely monitor our repurchase program in light of the current economic environment. As a result, we substantially reduced our share repurchase activity during 2009. As of December 31, 2009, we were authorized to purchase up to an additional $187.2 million under the 2008 share repurchase plan. See Note 11 of Notes to our Consolidated Financial Statements for a discussion of the accounting for our common stock repurchases and the resultant accumulated deficit included in stockholder’s equity in our consolidated balance sheet.

At December 31, 2009, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $184.2 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Consolidated Financial Statements once goods or services have been received or at such time when we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit totaling approximately $1.5 million to secure the leases on some of our offices.

The table set forth below shows, as of December 31, 2009, the future minimum lease payments due under our current lease obligations. Total estimated sublease income is $0.2 million and is netted in the amounts below. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of December 31, 2009 are as follows (in thousands):

	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long- Term Liabilities	Purchase Commitments
Year ending December 31,
2010	$15,499	$3,482	$—	$183,125
2011	15,156	3,256	2,048	902
2012	11,295	2,334	1,617	206
2013	6,513	1,168	661	—
2014	5,396	946	940	—
Thereafter	8,350	1,594	6,760	—

Total payments	$62,209	$12,780	$12,026	$184,233

As of December 31, 2009, we have $44.4 million of unrecognized tax benefits compared to $55.9 million at December 31, 2008. By the end of 2010, uncertain tax positions may be reduced as a result of a lapse of the applicable statutes of limitations. We anticipate that the reduction would approximate $5.3 million. The reserve releases would be recorded as adjustments to stockholders’ equity in the amount of $1.6 million and $3.7 million would be an adjustment to tax expense.

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

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Our video communications products are integrated with software that is essential to the functionality of the equipment. Additionally, we provide unspecified software upgrades and enhancements related to most of these products through our maintenance contracts. Accordingly, we account for revenue for these products in accordance with ASC 985 “Software”.

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

Channel Partner Programs and Incentives

We record estimated reductions to revenues for channel partner programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. If market conditions were to decline or competition were to increase further, we may take future actions to increase channel partner incentive offerings, possibly resulting in an incremental reduction of revenues at the time the incentive is offered. The Company accrues for co-op marketing funds as a marketing expense if we receive an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction to revenues.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We review our allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable.

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

Stock-based Compensation Expense

Our share-based compensation programs consist of grants of share-based awards to employees and non-employee directors, including stock options, restricted stock, restricted stock units and performance shares, as well as our employee stock purchase plan. We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The estimated fair value of these awards, including the effect of estimated forfeitures, is recognized as expense over the requisite service period, which is generally the vesting period. The fair value of stock option awards is estimated at the grant date using the Black-Scholes option valuation model. The fair value of restricted stock units is based on the market value of our common stock on the date of grant. The fair value of performance shares is based on the market price of our stock on the date of grant and assumes that the performance criteria will be met and the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the probable outcome of performance-related conditions until the award vests. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of our stock among the Russell 2000 Index companies over each performance period. Changes in the underlying factors and assumptions utilized may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict.

Deferred and Refundable Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of December 31, 2009, we have $45.1 million in net deferred tax assets. Included in the net deferred tax asset balance is a $1.4 million valuation allowance related to net operating losses generated in Denmark.

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. We evaluate our uncertain tax positions on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.

Fair Value

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

As of December 31, 2009, our fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments, corporate bonds, commercial paper, municipal securities and money market funds. Included in available-for-sale securities is cash equivalents, which consist of investments with maturities of three months or less and include money market funds.

Our non-fixed income available-for-sale securities represent preferred stocks and puts on treasury bond futures as part of a capital gains capture program that generates capital gains to offset capital losses.

The principal market where we execute our foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The Company’s foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources (specifically, spot exchange rates, LIBOR rates and credit default rates) and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. For the fair value of the Company’s marketable securities and foreign currency contracts see Note 7 of Notes to Consolidated Financial Statements

Goodwill and Purchased Intangibles

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

If we determine that the carrying value of goodwill and other indefinite lived intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model.

In the fourth quarter of 2009, we completed our annual goodwill impairment test. The assessment of goodwill impairment was conducted by determining and comparing the fair value of our reporting units, to the reporting unit’s carrying value as of that date. Based on the results of these impairment tests, we determined that our goodwill assets were not impaired as of December 31, 2009.

We assess our purchased intangibles for impairment on an ongoing basis. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted expected future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists, and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. Based on events in the fourth quarter of 2007, we performed an assessment of our purchased intangibles and we determined that certain purchased intangible assets acquired as part of the Voyant acquisition had been impaired as of December 31, 2007 and we recorded impairment charges of approximately $3.6 million. There were no impairment charges recorded in 2008 as no impairment indicators existed. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill and purchased intangible impairment tests.

Non-marketable Securities

We periodically make strategic investments in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. For example, to date, due to these and other factors, we have recorded cumulative charges against earnings totaling $21.5 million associated with the impairment of these investments, including $7.4 million in the second quarter of 2007. At December 31, 2009 and December 31, 2008, our strategic investments had a carrying value of $2.2 million.

Derivative Instruments

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For derivative instruments that are not designated as cash flow hedges, changes in fair value are recognized in earnings in the period of change. We do not hold or issue derivative financial instruments for speculative trading purposes. We enter into derivatives only with counterparties that are among the largest U.S. banks, ranked by assets, in order to minimize our credit risk.

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification” or “ASC”), the authoritative guidance for GAAP. The Codification is the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009 and the Company has incorporated the current Codification in this Form 10-K. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

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

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, ASU 2010-06 Fair Value Measurements & Disclosures Update” which is effective for the Company beginning January 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company believes adoption of this new guidance will not have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We generally invest excess cash in marketable debt instruments of the U.S. government and its agencies and high-quality corporate debt securities, and by policy, limit the amount of credit exposure to any one issuer. We also invest in corporate preferred equity securities as part of a capital gains capture program. These corporate preferred equity securities are primarily comprised of investment-grade, non-convertible utility preferred stocks that are generally rated the equivalent of BBB or better by at least one of the major credit rating agencies. While an active market exists for these securities, preferred equity securities are not as actively traded as common stock equity securities. Further, while we have the ability to hold these investments, if we decided to sell these securities within a short period of time, we could incur significant losses. At December 31, 2009, the fair value of these corporate preferred equity securities is $40.0 million compared to our cost basis of $48.7 million. These investments in the capital gains capture program are typically hedged for interest rate fluctuations, which may not be effective; however these hedges are generally not significant.

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

A sensitivity analysis was performed on our investment portfolio as of December 31, 2009. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. We model the effect of an immediate parallel shift in the yield curve. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at December 31, 2009 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS:

-150 BPS	-100 BPS	-50 BPS	Fair Value 12/31/2009	+50 BPS	+100 BPS	+150 BPS
$136,770	$136,638	$136,505	$136,373	$136,241	$136,108	$135,976

Foreign Currency Exchange Rate Risk

While the majority of our sales are denominated in United States dollars, we also sell our products and services in certain European regions in Euros and in British Pounds, which has increased our risk from fluctuations in foreign currency exchange rates.

While we do not hedge for speculative purposes, as a result of our exposure to foreign currency exchange rate fluctuations, we enter into forward exchange contracts to hedge our foreign currency exposure to the Euro, British Pound and Israeli Shekel relative to the United States Dollar. We mitigate bank counterparty risk related to our foreign currency hedging program through our policy that requires the Company to only enter into hedge contracts with banks that are among the world’s largest 100 banks, as ranked by total assets in U.S. dollars.

As of December 31, 2009, we had outstanding forward exchange contracts to sell 12.7 million Euros at 1.31, sell 2.4 million British Pounds at 1.51, and buy 15.4 million Israeli Shekels at 3.98. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekels. As of December 31, 2009, we

had outstanding foreign exchange contracts to sell 7.1 million Euros at 1.44 and 0.2 million British Pounds at 1.68 and to buy 10.1 million Israeli Shekels at 3.79. These forward exchange contracts, carried at fair value, typically have maturities of less than 360 days. As of December 31, 2009, we also had outstanding foreign exchange contracts to sell 31.8 million Euros at 1.41 and 1.6 million British Pounds at 1.63 and buy 44.7 million Israeli Shekels at 3.91. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

Based on our overall currency rate exposure as of December 31, 2009, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have a positive or negative impact of approximately $16.2 million on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 and the financial statement schedules required by Item 15(a)(2) are included, see index on page F-1 and page S-2, respectively. The supplemental data called for by Item 8 is presented on page S-1.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors required by this item is included under the caption “Election of Directors” in our Proxy Statement for our 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) and is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act required by this item is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement and is incorporated herein by reference. The information regarding our code of ethics, nominating committee (including the director nomination process) and audit committee required by this item is included under the caption “Corporate Governance” in the 2010 Proxy Statement and is incorporated herein by reference.

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of February 19, 2010, are as follows:

Name	Age	Position(s)
Robert C. Hagerty*	57	Chairman of the Board, Chief Executive Officer and President
Michael R. Kourey*	50	Senior Vice President, Finance and Administration, Chief Financial Officer and Director
Geno J. Alissi	60	Senior Vice President and General Manager, Global Services
Sayed M. Darwish	44	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Laura J. Durr	49	Vice President, Worldwide Controller and Principal Accounting Officer
Andrew M. Miller	50	Executive Vice President, Global Field Operations
Joseph A. Sigrist	48	Senior Vice President and General Manager, Video Communications Solutions

*	Member of the Board of Directors.

Mr. Hagerty joined us in January 1997 as our President and Chief Operating Officer and as a member of our Board of Directors. In July 1998, Mr. Hagerty was named Chief Executive Officer. In March 2000, Mr. Hagerty was named Chairman of the Board. Since November 2009, Mr. Hagerty has been serving as the interim head of voice communications solutions. Mr. Hagerty also served as the interim head of the worldwide sales organization from February 2009 to June 2009. Prior to joining us, Mr. Hagerty served as President of Stylus Assets, Ltd., a developer of software and hardware products for fax, document management and Internet communications. He also held several key management positions with Logitech, Inc., including Operating Committee Member to the Office of the President, and Senior Vice President/General Manager of Logitech’s retail division and worldwide operations. In addition, Mr. Hagerty’s career history includes positions as Vice President, High Performance Products for Conner Peripherals and key management positions at Signal Corporation and Digital Equipment Corporation. Mr. Hagerty currently serves as a member of the Board of Directors of Palm, Inc. Mr. Hagerty holds a B.S. in Operations Research and Industrial Engineering from the University of Massachusetts, and an M.A. in Management from St. Mary’s College of California.

Mr. Kourey has served as our Senior Vice President, Finance and Administration since January 1999 and as our Chief Financial Officer since January 1995. In addition, Mr. Kourey has been one of our directors since January 1999. He also served as Vice President, Finance and Administration from January 1995 to January 1999, Vice President, Finance and Operations from July 1991 to January 1995, Secretary from June 1993 to May 2003 and Treasurer from May 2003 to May 2004. Prior to joining us, he was Vice President, Operations of Verilink Corporation. Mr. Kourey currently serves as a member of the Board of Directors of Aruba Networks, Inc. and Riverbed Technology, Inc. and serves on the Advisory Board of the Business School at Santa Clara University. Mr. Kourey previously served on the Board of Directors of WatchGuard Technologies, Inc. from April 2003 to October 2006. Mr. Kourey holds a B.S. in Managerial Economics from the University of California, Davis, and an M.B.A. from Santa Clara University.

Mr. Alissi joined us in 2001 as Vice President and General Manager of our iPower Video Communications Solutions Division. In 2003, Mr. Alissi became Vice President and General Manager of Polycom Global Services and served in that capacity until being promoted to his current position as Senior Vice President and General Manager, Global Services in February 2007. Prior to joining Polycom, Mr. Alissi was Vice President and General Manager, Intel Communications Group Dialogic Communications Software and Services Division. Mr. Alissi also has held key senior management positions at Digital Equipment Corporation. Mr. Alissi holds a Bachelor of Arts degree in Economics from the American International College. He also holds a Master of Arts degree in Economics from the University of Hartford.

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

Ms. Durr has served as our Vice President, Worldwide Controller and Principal Accounting Officer since March 2005. Ms. Durr joined us in March 2004 as our Assistant Controller. Prior to joining Polycom, Ms. Durr served as the Director of Finance and Administration for QuickSilver Technology, Inc. from February 2003 to March 2004, as an independent consultant from July 2002 to February 2003 and as the Corporate Controller for C Speed Corporation from April 2001 to June 2002. From October 1999 to October 2000, Ms. Durr was a business unit Controller at Lucent Technologies, Inc. after Lucent’s acquisition of International Network Services, where she served as the Corporate Controller from May 1995 to October 1999. Ms. Durr also spent six years in various capacities at Price Waterhouse LLP. Ms. Durr is a certified public accountant and holds a B.S. in Accounting from San Jose State University in San Jose, California.

Mr. Miller joined us in July 2009 as Executive Vice President, Global Field Operations. Prior to joining Polycom, Mr. Miller served as global president of IPC Information Systems, LLC, a provider of communications solutions and services, from December 2007 to June 2009. Prior to his position with IPC, Mr. Miller joined Monster Worldwide Inc., a provider of global online employment solutions, as Senior Vice President, Monster North America from June 2006 to August 2007. Mr. Miller served as Chief Executive Officer of Tandberg as a, a provider of videoconferencing systems, from January 2002 to June 2006. Mr. Miller also held a number of roles at Cisco Systems, Inc. from 1990 to 2001, including Vice President, US Area Sales (West) and Vice President, Marketing (Customer Advocacy). Mr. Miller has been on the Board of Directors of Broadsoft Inc. since June 2006. Mr. Miller has a B.S. in Business Administration from the University of South Carolina.

Mr. Sigrist joined us in April 2006 as Senior Vice President and General Manager, Network Systems and became Senior Vice President and General Manager, Video Communications Solutions in July 2007. Before joining us, Mr. Sigrist was Chief Executive Officer of Hammerhead Systems, a networking startup, from April 2003 to December 2004. From July 1999 to February 2003, Mr. Sigrist was the President and General Manager of the Edge Access Systems division of Lucent Technologies, Inc. after Lucent’s acquisition of Ascend Communications in July 1999. Mr. Sigrist holds a B.S. in Mechanical Engineering and an M.B.A. from Santa Clara University.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation required by this item is included under the caption “Executive Compensation” in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding securities authorized for issuance under equity compensation plans required by this item is included under the caption “Executive Compensation—Equity Compensation Plan Information” in the 2010 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item is included under the caption “Ownership of Securities” in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons required by this item is included under the caption “Certain Relationships and Related Transactions” in the 2010 Proxy Statement and is incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements (see Item 8 above).

Polycom, Inc. Consolidated Financial Statements as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009.

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

Date: February 19, 2010

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

Signature	Title	Date

/S/ ROBERT C. HAGERTY Robert C. Hagerty	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 19, 2010

/S/ MICHAEL R. KOUREY Michael R. Kourey	Senior Vice President, Finance and Administration, Chief Financial Officer and Director (Principal Financial Officer)	February 19, 2010

/S/ LAURA J. DURR Laura J. Durr	Vice President, Worldwide Controller (Principal Accounting Officer)	February 19, 2010

/S/ BETSY S. ATKINS Betsy S. Atkins	Director	February 19, 2010

/S/ DAVID G. DEWALT David G. DeWalt	Director	February 19, 2010

Signature	Title	Date

/S/ JOHN A. KELLEY John A. Kelley	Director	February 19, 2010

/S/ D. SCOTT MERCER D. Scott Mercer	Director	February 19, 2010

/S/ WILLIAM A. OWENS William A. Owens	Director	February 19, 2010

/S/ KEVIN T. PARKER Kevin T. Parker	Director	February 19, 2010

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management has concluded that, as of December 31, 2009 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

/s/ ROBERT C. HAGERTY	/s/ MICHAEL R. KOUREY
Robert C. Hagerty President and Chief Executive Officer	Michael R. Kourey Senior Vice President, Finance and Administration and Chief Financial Officer

February 19, 2010	February 19, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Polycom, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Polycom, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 19, 2010

POLYCOM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$331,098	$165,669
Short-term investments	123,686	152,407
Trade receivables, net of allowance for doubtful accounts of $3,523 and $3,288 in 2009 and 2008, respectively	132,813	126,497
Inventories	76,863	89,730
Deferred taxes	23,824	29,295
Prepaid expenses and other current assets	24,299	34,207

Total current assets	712,583	597,805
Property and equipment, net	81,252	77,294
Long-term investments	12,687	6,420
Goodwill	495,299	495,083
Purchased intangibles, net	46,255	65,369
Deferred taxes	23,943	19,415
Other assets	13,882	16,298

Total assets	$1,385,901	$1,277,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$87,233	$57,731
Accrued payroll and related liabilities	23,707	28,711
Taxes payable	617	—
Deferred revenue	79,504	69,238
Other accrued liabilities	52,360	58,402

Total current liabilities	243,421	214,082
Long-term deferred revenue	46,787	43,285
Taxes payable	27,111	35,878
Deferred taxes	2,702	2,638
Other long-term liabilities	12,027	13,459

Total liabilities	332,048	309,342

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares. Issued and outstanding: one share in 2009 and 2008	—	—
Common stock, $0.0005 par value:
Authorized: 175,000,000 shares. Issued and outstanding: 84,485,030 shares in 2009 and 83,314,500 shares in 2008	40	40
Additional paid-in capital	1,066,790	1,008,460
Cumulative other comprehensive income	(962)	4,683
Retained earnings (accumulated deficit)	(12,015)	(44,841)

Total stockholders’ equity	1,053,853	968,342

Total liabilities and stockholders’ equity	$1,385,901	$1,277,684

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues
Product revenues	$791,508	$913,760	$806,482
Service revenues	175,476	155,560	123,426

Total revenues	966,984	1,069,320	929,908

Cost of revenues
Cost of product revenues	335,696	374,119	322,988
Cost of service revenues	82,312	76,179	61,599

Total cost of revenues	418,008	450,298	384,587

Gross profit	548,976	619,022	545,321

Operating expenses
Sales and marketing	285,312	303,436	242,510
Research and development	117,575	135,288	139,011
General and administrative	54,011	60,201	60,994
Acquisition-related costs	—	162	4,258
Purchased in-process research and development	—	—	9,400
Amortization and impairment of purchased intangibles	5,800	7,098	11,546
Restructure costs	15,935	10,316	410
Litigation reserves and payments	700	7,401	—

Total operating expenses	479,333	523,902	468,129

Operating income	69,643	95,120	77,192
Interest and other income (expense), net	(2,087)	2,426	17,908
Gain (loss) on strategic investments	—	—	(7,400)

Income before provision for income taxes	67,556	97,546	87,700
Provision for income taxes	17,677	21,850	24,819

Net income	$49,879	$75,696	$62,881

Basic net income per share	$0.59	$0.88	$0.69

Diluted net income per share	$0.58	$0.87	$0.67

Weighted average shares outstanding for basic net income per share	84,000	85,616	90,878
Weighted average shares outstanding for diluted net income per share	85,559	87,246	94,391

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Cumulative Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balances, December 31, 2006	89,467,995	$43	$907,811	$(555)	$39,421	$946,720
Comprehensive income:
Change in unrealized loss on marketable securities	—	—	—	(434)	—	(434)
Changes in cumulative translation adjustment	—	—	—	5,163	—	5,163
Change in unrealized gain (loss) on hedging securities	—	—	—	(14)	—	(14)
Net income	—	—	—	—	62,881	62,881

Total comprehensive income						67,596

Issuance of restricted stock	58,667	—	—	—	—	—
Issuance of stock for Circa acquisition earn-out	208,143	—	9,012	—	—	9,012
Exercise of stock options under stock option plan	3,286,769	2	58,334	—	—	58,336
Shares purchased under employee stock purchase plan	374,915	—	8,138	—	—	8,138
Purchase and retirement of common stock at cost	(4,259,430)	(2)	(39,479)	—	(86,369)	(125,850)
Stock-based compensation	—	—	41,659	—	—	41,659
Tax benefit from stock option activity	—	—	14,991	—	—	14,991
Cumulative adjustment resulting from adoption of ASC 740	—	—	—	—	3,392	3,392

Balances, December 31, 2007	89,137,059	$43	$1,000,466	$4,160	$19,325	$1,023,994

Comprehensive income:
Change in unrealized loss on marketable securities	—	—	—	(1,455)	—	(1,455)
Changes in cumulative translation adjustment	—	—	—	(1,591)	—	(1,591)
Change in unrealized gain (loss) on hedging securities	—	—	—	3,569	—	3,569
Net income	—	—	—	—	75,696	75,696

Total comprehensive income						76,219

Issuance of restricted stock	83,890	—	—	—	—	—
Issuance of performance shares	281,548	—	—	—	—	—
Issuance of stock for prior acquisition	4,375	—	—	—	—	—
Issuance of stock for Circa acquisition earn-out	112,632	—	—	—	—	—
Exercise of stock options under stock option plan	2,169,681	2	40,119	—	—	40,121
Shares purchased under employee stock purchase plan	575,603	—	11,954	—	—	11,954
Purchase and retirement of common stock at cost	(9,050,288)	(5)	(82,733)	—	(139,862)	(222,600)
Stock-based compensation	—	—	34,635	—	—	34,635
Tax benefit from stock option activity	—	—	4,019	—	—	4,019

Balances, December 31, 2008	83,314,500	$40	$1,008,460	$4,683	$(44,841)	$968,342

Comprehensive income:
Change in unrealized loss on marketable securities	—	—	—	(2,785)	—	(2,785)
Changes in cumulative translation adjustment	—	—	—	805	—	805
Change in unrealized gain (loss) on hedging securities	—	—	—	(3,665)	—	(3,665)
Net income	—	—	—	—	49,879	49,879

Total comprehensive income						44,234

Issuance of restricted stock	181,606	—	—	—	—	—
Issuance of performance shares	409,542	—	—	—	—	—
Issuance of stock for Circa acquisition earn-out	45,000	—	—	—	—	—
Exercise of stock options under stock option plan	1,474,704	1	25,719	—	—	25,720
Shares purchased under employee stock purchase plan	898,464	—	10,777	—	—	10,777
Purchase and retirement of common stock at cost	(1,838,786)	(1)	(18,385)	—	(17,053)	(35,439)
Stock-based compensation	—	—	30,358	—	—	30,358
Tax benefit from stock option activity	—	—	51	—	—	51
Cumulative Tax Adjustment	—	—	9,810	—	—	9,810

Balances, December 31, 2009	84,485,030	$40	$1,066,790	$(962)	$(12,015)	$1,053,853

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$49,879	$75,696	$62,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,075	28,507	24,502
Amortization and impairment of purchased intangibles	19,268	20,798	22,406
Provision for doubtful accounts	247	1,665	370
Provision for excess and obsolete inventories	3,830	3,775	264
Non-cash stock-based compensation	30,358	34,635	41,659
Excess tax benefit from stock based compensation	(3,082)	(4,526)	(15,505)
(Gain) loss on strategic investments	—	—	7,400
Write down of investments other than temporarily impaired	—	981	—
Purchase of in-process research and development	—	—	9,400
Loss on asset dispositions	706	478	175
Changes in assets and liabilities, net of the effect of acquisitions:
Trade receivables	(6,563)	10,145	(41,689)
Inventories	9,037	(22,399)	(3,743)
Deferred taxes	2,223	1,133	6,893
Prepaid expenses and other current assets	8,474	(10,448)	(5,736)
Accounts payable	29,502	(18,018)	12,716
Taxes payable	2,222	2,794	10,742
Other accrued liabilities	588	41,801	16,780

Net cash provided by operating activities	180,764	167,017	149,515

Cash flows from investing activities:
Purchases of property and equipment	(37,766)	(47,457)	(30,050)
Purchases of investments	(538,440)	(451,833)	(380,598)
Proceeds from sale and maturity of investments	556,731	384,381	544,113
Net cash paid in purchase acquisitions	—	—	(275,917)

Net cash used in investing activities	(19,475)	(114,909)	(142,452)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	36,497	52,075	66,474
Purchase and retirement of common stock	(35,439)	(222,600)	(125,850)
Excess tax benefit from stock based compensation	3,082	4,526	15,505

Net cash provided by (used in) financing activities	4,140	(165,999)	(43,871)

Net increase (decrease) in cash and cash equivalents	165,429	(113,891)	(36,808)
Cash and cash equivalents, beginning of period	165,669	279,560	316,368

Cash and cash equivalents, end of period	$331,098	$165,669	$279,560

Supplemental disclosures of cash flow information:
Cash paid for interest	$575	$521	$661
Cash paid for income taxes	$13,684	$11,944	$8,984

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies:

Description of Business:

Polycom is a leading global provider of high-quality, easy-to-use communications solutions that enable enterprise, government, education and healthcare customers to more effectively collaborate over distance, time zones and organizational boundaries. Our solutions are built on architectures that enable unified voice, video and content communications.

Principles of Accounting and Consolidation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The Company has performed an evaluation of subsequent events through February 19, 2010, which is the date the financial statements were issued.

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

Allowance for Doubtful Accounts:

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable.

Investments:

The Company’s short-term and long-term investments are comprised of U.S. government and agency securities, corporate debt securities, and corporate preferred equity securities. Investments are classified as short-term or long-term based on their original or remaining maturities and whether the securities represent the investment of funds available for current operations. Nearly all investments are held in the Company’s name at a limited number of major financial institutions. At December 31, 2009 and 2008, all of the Company’s investments were classified as available-for-sale and were carried at fair value based on quoted market prices at the end of the reporting period. Unrealized gains and losses are recorded as a separate component of cumulative other comprehensive income (loss) in stockholder’s equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge against earnings is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest income, net.

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

Impairment of Long-Lived Assets:

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from several months to eight years. Purchased intangible assets determined to have indefinite useful lives are not amortized. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or group of assets and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell.

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

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the Consolidated Balance Sheets, during the period are as follows (in thousands):

	December 31,
	2009	2008
Balance at beginning of year	$11,167	$10,538
Accruals for warranties issued during the year	17,115	20,182
Actual warranty charges incurred during the year	(18,835)	(19,553)

Balance at end of year	$9,447	$11,167

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on most of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Deferred maintenance revenue, of which $74.1 million and $62.7 million is short-term and included as a component of “Deferred revenue” as of December 31, 2009 and 2008, respectively; and $35.4 million and $29.2 million is long-term and is included as a component of “Long-term deferred revenue” as of December 31, 2009 and 2008, respectively, on the Consolidated Balance Sheets, are as follows (in thousands):

	December 31,
	2009	2008
Balance at beginning of year	$91,971	$77,082
Additions to deferred maintenance revenue	166,384	145,795
Amortization of deferred maintenance revenue	(148,817)	(130,906)

Balance at end of year	$109,538	$91,971

The cost of providing maintenance services for the years ended December 31, 2009, 2008 and 2007 was $78.6 million, $72.9 million and $58.6 million, respectively.

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

Revenue Recognition:

The Company recognizes revenue when persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon installation or other service obligations, the price is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met. Additionally, the Company recognizes extended service revenue on our hardware and software products ratably over the service period, generally one to five years.

The Company’s video communications products are integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified software upgrades and enhancements related to most of these products through maintenance contracts.

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

Advertising:

The Company expenses the production costs of advertising as the expenses are incurred. The production costs of advertising consist primarily of trade shows, magazine and radio advertisements, agency fees and other direct production costs. Advertising expense for the years ended December 31, 2009, 2008 and 2007 was $17.3 million, $28.1 million, and $27.9 million, respectively.

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

The Company recognizes and measures benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a quarterly basis. Evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense in the period in which the change is made, which could have a material impact on the Company’s effective tax rate and operating results.

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

The following table sets forth the components of foreign currency translation adjustments for December 31:

	2009	2008	2007
Beginning balance	$3,935	$5,526	$363
Foreign currency translation adjustments	805	(1,591)	5,163

Ending balance	$4,740	$3,935	$5,526

Derivative Instruments:

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a separate component of cumulative other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The excluded and ineffective portions of the gain or loss are reported in earnings immediately. For derivative instruments that are not designated as cash flow hedges, changes in fair value are recognized in earnings in the period of change. The Company does not hold or issue derivative financial instruments for speculative trading purposes. The Company enters into derivatives only with counterparties that are among the largest U.S. banks, ranked by assets, in order to minimize its credit risk.

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

Fair Value Measurements:

The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short-term maturities.

Stock Based Compensation:

The Company’s share-based compensation programs consist of grants of share-based awards to employees and non-employee directors, including stock options, restricted stock, restricted stock units and performance shares, as well as our employee stock purchase plan. The estimated fair value of these awards is charged against income over the requisite service period, which is generally the vesting period.

The fair value of stock option awards is estimated at the grant date using the Black-Scholes option valuation model. The fair value of restricted stock units is based on the market value of the Company’s common stock on the date of grant. Compensation expense for restricted stock units, including the effect of forfeitures, is recognized over the applicable service period. The fair value of performance shares is based on the market price of our stock on the date of grant and assumes that the performance criteria will be met and the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the outcome of performance-related conditions until the award vests. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the Russell 2000 Index companies over each performance period.

Recent Pronouncements:

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

Changes in goodwill, purchased intangibles and fair value of net tangible assets are summarized as follows (in thousands):

	Goodwill	Purchased Intangibles	Fair Value of Net Tangible Assets
Balance at December 31, 2007	$504,955	$86,423	$112,036
Less: Amortization	—	(20,798)	—
Subsequent fair value adjustments to assets acquired and liabilities assumed upon acquisition	(8,988)	—	8,988
Foreign currency translation	(884)	(256)	—

Balance at December 31, 2008	$495,083	$65,369	$121,024
Less: Amortization	—	(19,268)	—
Subsequent fair value adjustments to assets acquired and liabilities assumed upon acquisition	(677)	—	677
Foreign currency translation	893	154	—

Balance at December 31, 2009	$495,299	$46,255	$121,701

The fair value adjustments to assets acquired during the year ended December 31, 2009 and 2008 primarily resulted from the elimination of pre-acquisition tax reserves related to the SpectraLink and PictureTel acquisitions. These adjustments to reserves and deferred tax assets resulted in a corresponding reduction in goodwill.

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

SpectraLink’s results are included in the Company’s Voice Communications Solutions and Services segments from the date of acquisition. The financial information in the table below summarizes the combined results of operations of Polycom and SpectraLink, on a pro forma basis, as though the companies had been combined at the beginning of each period presented. The pro forma financial information combines the historical results of operations of Polycom and SpectraLink for the year ended December 31, 2007. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisition actually taken place on January 1, 2007, and should not be taken as indicative of future consolidated operating results (unaudited, in thousands, except per share amounts):

December 31, 2007
Net revenues	$955,831
Net income	$51,300
Net income per share—basic	$0.56
Net income per share—diluted	$0.54

Unaudited pro forma net income includes amortization of purchased intangibles of $15.7 million in the year ended December 31, 2007. The unaudited pro forma financial information for the year ended December 31, 2007 also includes the following non-recurring charges: in-process research and development of $9.4 million, acquisition-related charges for the fair market value adjustment of inventory of $2.4 million and acquisition-related expenses incurred by SpectraLink of $3.7 million. The pro forma amounts above reflect a reduction of interest expense related to the debt that was paid off as part of the acquisition, as well as a reduction in interest income on the cash paid as part of the purchase price, assuming the acquisition occurred as of January 1, 2007, with interest income calculated at the Company’s average rate of return for the period. The pro forma net income above assumes an income tax provision at the Company’s consolidated tax rate for the year.

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

Pursuant to the Reorganization Agreement, Destiny shareholders and debtholders received $47.6 million in cash. Approximately $5.2 million of the cash was placed into escrow to be held as security for losses incurred by the Company in the event of certain breaches of the representations and warranties covered in the Reorganization Agreement or certain other events. In December 2007, approximately $5.0 million of the escrow was released to the Destiny shareholders. Destiny’s results are included in the Company’s Video Communications Solutions and Services segments from the date of acquisition. Pro forma results of operations have not been presented as the effects of this acquisition were not material on an individual basis.

3. Goodwill and Purchased Intangibles:

The following table presents details of the Company’s goodwill by segment (in thousands):

	Video Communications Solutions	Voice Communications Solutions	Services	Total
Balance at December 31, 2007	$274,419	$137,774	$92,762	$504,955
Less: Changes in fair value of liabilities assumed	(5,156)	(1,973)	(1,859)	(8,988)
Foreign currency translation	458	(1,051)	(291)	(884)

Balance at December 31, 2008	$269,721	$134,750	$90,612	$495,083
Less: Changes in fair value of liabilities assumed	(309)	(255)	(113)	(677)
Foreign currency translation	(4)	709	188	893

Balance at December 31, 2009	$269,408	$135,204	$90,687	$495,299

In the fourth quarters of 2009 and 2008, the Company completed its annual goodwill impairment test. The assessment of goodwill impairment was conducted by determining and comparing the fair value of our reporting units to the reporting unit’s carrying value as of that date. The fair value was determined using an income approach and a market approach which was weighted equally. Under the income approach, the fair value of the asset is based on the value of the estimated cash flows that the asset can be expected to generate in the future. These estimated future cash flows were discounted at rates ranging from 13 to 16 percent to arrive at their respective fair values. Under the market approach, the fair value of the unit is based on an analysis of financial data for publicly traded companies engaged in the same or similar lines of business. Based on the results of these impairment tests, the Company determined that its goodwill assets were not impaired during 2009 or 2008. To date, there have been no goodwill impairment charges recorded by the Company.

The following table presents details of the Company’s total purchased intangible assets as of December 31 (in thousands):

	2009				2008
Purchased Intangible Assets	Gross Value	Accumulated Amortization	Accumulated Impairment	Net Value	Gross Value	Accumulated Amortization	Accumulated Impairment	Net Value
Core and developed technology	$109,178	$(75,958)	$(4,650)	$28,570	$109,178	$(63,302)	$(4,650)	$41,226
Patents	14,068	(12,707)	(1,361)	—	14,068	(12,707)	(1,361)	—
Customer and partner relationships	44,625	(32,640)	—	11,985	44,625	(28,951)	—	15,674
Trade name	10,021	(4,885)	(150)	4,986	10,021	(3,790)	(150)	6,081
Other	4,862	(3,538)	(610)	714	4,862	(1,864)	(610)	2,388

Total	$182,754	$(129,728)	$(6,771)	$46,255	$182,754	$(110,614)	$(6,771)	$65,369

In 2009, 2008 and 2007, the Company recorded amortization expense related to purchased intangibles of $5.8 million, $7.1 million and $8.0 million, respectively, which is included in “Amortization and impairment of purchased intangibles” in the Consolidated Statement of Operations. In 2009, 2008 and 2007, the Company recorded approximately $13.5 million $13.7 million and $10.9 million, respectively, of amortization of purchased intangibles to “Cost of Product Revenues” in the Consolidated Statements of Operations. Amortization and impairment of intangibles is not allocated to the Company’s segments.

The Company determined that a purchased trade name intangible of $0.9 million had an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is no longer amortized but is reviewed for impairment annually or sooner under certain circumstances.

The Company evaluates its purchased intangibles for possible impairment on an ongoing basis. When impairment indicators exist, the Company performs an assessment to determine if the intangible asset has been impaired and to what extent. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. There were no indicators of impairment during the years ended December 31, 2009 and 2008. In the fourth quarter of 2007, the Company determined that there was a decline in the projected future cash flows from future products that will utilize the technology acquired in the Voyant acquisition and a formal assessment of the purchased intangibles was performed. Based on the results of the impairment test, the Company recorded an impairment charge of $3.6 million related to the existing technologies and trade names that were part of the intangible assets acquired as part of the Voyant acquisition. The impairment charges are recorded in “Amortization and impairment of purchased intangibles” in the Consolidated Statements of Operations.

The estimated future amortization expense of purchased intangible assets as of December 31, 2009 is as follows (in thousands):

Year ending December 31,	Amount
2010	$19,434
2011	14,524
2012	9,995
2013	1,384
Thereafter	—

Total	$45,337

4. Acquisition-Related Costs and Liabilities:

The following table summarizes the activity in the Company’s acquisition-related liabilities and integration costs (in thousands):

	Facility Closings	Severance and Related Benefits	Integration Costs, Merger Fees and Expenses
Balance at December 31, 2006	$2,015	$—	$—
Additions to the reserve	2,393	7,007	4,258
Release of reserve	(168)	—	—
Cash payments and other usage	(1,274)	(6,604)	(4,258)

Balance at December 31, 2007	$2,966	$403	$—
Additions to the reserve	—	—	162
Release of reserve	—	—	—
Cash payments and other usage	(1,003)	(274)	(162)

Balance at December 31, 2008	$1,963	$129	$—
Additions to the reserve	57	—	—
Release of reserve	(184)	(71)	—
Cash payments and other usage	(314)	(58)	—

Balance at December 31, 2009	$1,522	$—	$—

The Company had approximately $0.9 million and $1.5 million of acquisition-related reserves classified as other long-term liabilities at December 31, 2009 and 2008, respectively. Approximately $0.6 million at December 31, 2009 and 2008, respectively, of acquisition-related reserves were classified as current liabilities.

Facility Closings

The Company’s facility closings liability is primarily attributable to consolidation of facilities related to the SpectraLink acquisition, and to a lesser extent, its PictureTel acquisition. The balance at December 31, 2009 relates to liabilities of $1.5 million associated with the SpectraLink acquisition as a result of plans to vacate three vacant facilities, as well as one vacant facility from the PictureTel acquisition. During the year ended December 31, 2009, the Company recorded payments totaling $0.3 million against the restructuring related to these facility closings and expects the remaining balance to be paid out or released by the end of 2012.

Severance and Related Benefits

During 2007, the Company recorded a liability of $7.0 million for severance and related benefits as part of the liabilities assumed in the acquisition of SpectraLink as a result of establishing a plan to involuntarily terminate or relocate certain general and administrative and manufacturing positions within the 12 months following the acquisition. As of December 31, 2009 all amounts have been paid or released.

Integration Costs, Merger Fees and Expenses

Merger-related transaction and period expenses for the years ended December 31, 2008 and 2007 of $0.2 million and $4.3 million, respectively, principally consisted of financial advisory, accounting, legal and consulting fees, and other direct integration-related expenses incurred in the period primarily related to SpectraLink in 2008 and SpectraLink and Destiny in 2007. There were no such costs recorded during 2009.

5. Balance Sheet Details:

Inventories consist of the following (in thousands):

	December 31,
	2009	2008
Raw materials	$5,368	$5,040
Work in process	1,051	1,356
Finished goods	70,444	83,334

	$76,863	$89,730

Property and equipment, net, consist of the following (in thousands):

		December 31,
	Estimated useful Life	2009	2008
Computer equipment and software	3 to 5 years	$149,688	$127,368
Equipment, furniture and fixtures	1 to 5 years	57,217	53,086
Tooling equipment	3 years	17,298	15,671
Leasehold improvements	3 to 13 years	27,108	24,104

		251,311	220,229
Less: Accumulated depreciation and amortization		(170,059)	(142,935)

		$81,252	$77,294

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Accrued expenses	$11,601	$12,277
Accrued co-op expenses	4,435	10,507
Restructuring and acquisition related reserves	6,358	2,408
Warranty obligations	9,447	11,167
Derivative liability	5,840	10,785
Sales tax payable	1,188	753
Employee stock purchase plan withholding	5,357	5,438
Other accrued liabilities	8,134	5,067

	$52,360	$58,402

6. Restructure Costs:

In 2009, 2008 and 2007, the Company recorded $15.9 million, $10.3 million and $0.4 million, respectively, related to restructuring actions that resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams.

The following table summarizes the activity of the Company’s restructure reserves (in thousands):

Severance and Related Benefits
Balance at December 31, 2006	$771
Additions to the reserve	363
Cash payments and other usage	(899)

Balance at December 31, 2007	235
Additions to the reserve	10,316
Cash payments and other usage	(8,768)

Balance at December 31, 2008	1,783
Additions to the reserve	15,935
Cash payments and other usage	(11,935)

Balance at December 31, 2009	$5,783

During the third quarter of 2009, the Company committed to a restructuring plan to realign and reinvest resources in the strategic growth areas of the business. The Company eliminated those positions that were not aligned with the go-to-market structure under our new sales leadership and reallocate resources to growth areas. The plan included the elimination of approximately four percent of the Company’s global workforce. The Company expects to record additional charges of approximately $1.2 million in the first quarter of 2010 as a result of the final notifications related to these actions. In addition to the actions taken in the third quarter of 2009, the Company eliminated certain positions during the first and second quarters of 2009 related to eliminating approximately six percent of our workforce at the beginning of the year, as well as consolidating certain functions in our shared services center in Beijing, China. As a result of the actions taken in 2009, the company recorded restructuring charges of $15.9 million during 2009, primarily related to severance and other employee termination benefits. All amounts are expected be paid through the second quarter of 2010.

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

In 2007, management announced the reorganization of its video and network systems divisions into one combined business unit, the Video Communications Solutions Group. As a result of this reorganization, two executive positions were eliminated. These actions were taken to better align the company’s product development and product marketing with its go-to-market strategy. The total incurred related to these actions was $0.4 million.

7. Investments and Fair Value Measurements:

The Company has cash and cash equivalents of $331.1 million and $165.7 million at December 31, 2009 and December 31, 2008, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government securities, municipal securities and corporate debt securities. At December 31, 2009, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt and equity securities and also has strategic investments in private and public companies which are summarized as follows: (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at December 31, 2009:
Investments—Short-term:
U.S. government securities	$64,151	$12	$(8)	$64,155
Corporate debt securities	19,569	7	(7)	19,569
Corporate preferred equity securities	48,698	22	(8,758)	39,962

Total investments – short-term	$132,418	$41	$(8,773)	$123,686

Investments—Long-term:
U.S. government securities	$5,003	$64	$—	$5,067
Corporate debt securities	7,592	34	(6)	7,620

Total investments – long-term	$12,595	$98	$(6)	$12,687

Investments—privately-held companies	$2,194	$—	$—	$2,194

Balances at December 31, 2008:
Investments—Short-term:
U.S. government securities	$83,956	$424	$—	$84,380
Corporate debt securities	18,204	34	(70)	18,168
Corporate preferred equity securities	54,857	641	(5,639)	49,859

Total investments – short-term	$157,017	$1,099	$(5,709)	$152,407

Investments—Long-term:
U.S. government securities	$5,006	$178	$—	$5,184
Corporate debt securities	1,292	—	(56)	1,236

Total investments – long-term	$6,298	$178	$(56)	$6,420

Investments—privately-held companies	$2,194	$—	$—	$2,194

As of December 31, 2009, the Company’s total cash and cash equivalents and investments held in the United States totaled $188.1 million with the remaining $279.4 million held outside of the United States in various foreign subsidiaries.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to their estimated net realizable value when indications exist that these investments have been impaired. These investments are recorded in “Other assets” in our consolidated balance sheets.

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

Corporate Preferred Equity Securities

The Company’s corporate preferred equity securities are primarily comprised of investment-grade, non-convertible utility preferred stocks that are generally rated the equivalent of BBB or better by at least one of the major credit rating agencies. These corporate preferred equity securities are part of a capital gains capture program. This program also permits the purchase of put options on U.S. Treasury bond futures as an interest rate hedge. While an active market exists for these securities, preferred equity securities are not as actively traded as common stock equity securities.

The following table summarizes the fair value and gross unrealized losses of our investments, including those securities that are categorized as cash equivalents, with unrealized losses (in thousands), aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2009 and 2008:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2009:
US government securities	$17,910	$(8)	$—	$—	$17,910	$(8)
State and local governments	1,528	(1)	—	—	1,528	(1)
Corporate debt securities	31,489	(14)	—	—	31,489	(14)
Corporate preferred equity securities	38,823	(8,758)	—	—	38,823	(8,758)

Total investments	$89,750	$(8,781)	$—	$—	$89,750	$(8,781)

December 31, 2008:
Corporate debt securities	$10,522	$(126)	$—	$—	$10,522	$(126)
Corporate preferred equity securities	36,701	(5,639)	—	—	36,701	(5,639)

Total investments	$47,223	$(5,765)	$—	$—	$47,223	$(5,765)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary. If the decline in fair value is considered to be other than temporary, the cost basis of the individual security is written down to its fair value as a new cost basis, and the amount of the write-down is accounted for as a realized loss and included in earnings. During the year ended December 31, 2008, the Company determined that certain corporate preferred equities in its portfolio were other-than temporarily impaired, which resulted in a write down of approximately $1.0 million, which is included in “Other income (loss), net” in the accompanying consolidated statement of operations. There were no such impairments during 2009.

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

As of December 31, 2009, our fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments (67%), corporate bonds (7%), commercial paper (20%), municipal securities (2%) and money market funds (4%). Included in available-for-sale securities is approximately $101.4 million of cash equivalents, which consist of investments with maturities of three months or less and include money market funds.

Our non-fixed income available-for-sale securities represent preferred stocks and puts on treasury bond futures as part of a capital gains program that is designed to generate capital gains to offset capital losses.

The principal market where we execute our foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The Company’s foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources (specifically, spot exchange rates, LIBOR rates and credit default rates) and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs at December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities (a)	$197,854	$9,130	$188,724
Non-fixed income available-for-sale securities (a)	$39,961	—	$39,961
Foreign currency forward contracts (b)	$4,176	—	$4,176
Liabilities:
Foreign currency forward contracts (c)	$5,840	—	$5,840

(a)	Included in cash and cash equivalents and short and long-term investments on our consolidated balance sheet.
(b)	Included in short term derivative asset on our consolidated balance sheet.
(c)	Included in short term derivative liability on our consolidated balance sheet.

8. Business Risks and Credit Concentration:

The Company sells products and services which serve the communications equipment market. Substantially all of the Company’s revenues are derived from sales of video communications solutions and voice communication solutions products and their related services. Any factors adversely affecting demand or supply for these products or services could materially adversely affect the Company’s business and financial performance. In particular, economic conditions worldwide have contributed from time to time to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to these adverse changes in general economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. The current recession, the continuing credit crisis that has affected worldwide financial markets, the extraordinary volatility in the stock markets, and other negative macroeconomic and global recessionary factors has negatively impacted our business and are expected to continue to negatively impact technology spending for the products and services we offer and may materially adversely affect our business, operating results and financial condition.

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

The Company’s cash, cash equivalents and investments are maintained with a limited number of investment management companies and commercial banks and their international affiliates, and are invested in the form of demand deposit accounts, time deposits, savings accounts, money market accounts, corporate debt securities, preferred stocks, government securities and municipal securities. Deposits in any one financial institution may exceed the amount of insurance provided on such deposits and not all deposits and investments are covered by insurance.

The Company markets its products to distributors and end-users throughout the world. Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses. The expansion of Polycom’s product offerings may increase the Company’s credit risk as customers place larger orders for initial stocking orders. There can be no assurance that the Company’s credit loss experience will remain at or near historic levels. At December 31, 2009 and 2008, no single customer accounted for more than 10% of gross accounts receivable.

The Company has purchased licenses for technology incorporated in its products. The value of these long-term assets is monitored for any impairment and if it is determined that a write-down is necessary, this charge could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

9. Commitments and Contingencies:

Litigation and Settlement Agreements:

During 2009, the Company recorded a $0.7 million reserve as Litigation reserves and payments in the Condensed Consolidated Statement of Operations related to an ongoing legal matter.

In June 2008, the Company entered into a settlement agreement and recorded a $1.2 million charge as “Litigation reserves and payments” in the Consolidated Statement of Operations for the year ended December 31, 2008.

In February 2008, the Company, TANDBERG asa (“Tandberg”), Codian Ltd. (“Codian”) and certain of their respective affiliates entered into a settlement agreement to dismiss all litigation between the parties. Under the terms of the agreement, the Company received a lump-sum payment of $14.0 million, as well as the right to receive future patent royalties on the Codian MCU 4200 product shipped in the United States. The parties have also exchanged broad cross-licenses covering their respective business lines. The $14.0 million is being amortized to revenue over the license period of 10 years. The balance of $11.4 million and $12.8 million at December 31, 2009 and 2008 is included in “Deferred revenue” in the Consolidated Balance Sheets.

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

Standby Letters of Credit:

The Company has standby letters of credit totaling approximately $1.5 million at December 31, 2009.

License Agreements:

The Company enters into various license agreements in the normal course of business and the cost of these agreements are amortized over the expected life of the respective agreements. The cost of these agreements and the amounts amortized in the years presented, both combined and individually, are not significant.

Leases:

The Company leases certain office facilities and equipment under noncancelable operating leases expiring between 2010 and 2017. As of December 31, 2009, the following future minimum lease payments, net of estimated sublease income are due under the current lease obligations. In addition to these minimum lease payments, the Company is contractually obligated under the majority of its operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. This table excludes leases expiring or subject to cancellation within twelve months subsequent to December 31, 2009 (in thousands):

	Gross Minimum Lease Payments	Estimated Sublease Receipts	Net Minimum Lease Payments
Year ending December 31,
2010	$15,499	$(77)	$15,422
2011	15,156	(100)	15,056
2012	11,295	(47)	11,248
2013	6,513	—	6,513
2014	5,396	—	5,396
Thereafter	8,350	—	8,350

Total payments	$62,209	$(224)	$61,985

Rent expense, including the effect of any future rent escalations or rent holiday periods, is recognized on a straight-line basis over the term of the lease which is deemed to commence upon the Company gaining access and control of the facility. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $21.0 million, $24.3 million and $21.6 million, respectively. The short-term deferred lease obligation included in other accrued liabilities was $1.0 million and $0.6 million as of December 31, 2009 and 2008, respectively. The long- term deferred lease obligation included in other long-term liabilities was $5.6 million and $5.5 million as of December 31, 2009 and 2008, respectively. In the event the Company does not exercise its option to extend the term of any of its leases, or when any of these leases expire, the Company may incur certain costs to restore the properties to conditions in place at the time of commencement of the lease. The Company is unable to estimate the fair value of these restoration costs as these costs cannot be determined until the end of the lease term and at times can be based on the landlord’s discretion and subsequent negotiations between the landlord and the Company. However, the Company does not believe that these costs would be significant.

10. Foreign Currency Derivatives:

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

Non-Designated Hedges

The Company hedges its net foreign currency monetary assets and liabilities monthly, primarily resulting from foreign currency denominated receivables and payables with foreign exchange forward contracts to reduce the risk that the Company’s earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments are carried at fair value with changes in the fair value recorded as interest and other income (expense), net. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset remeasurement gains and losses on the hedged assets and liabilities. The Company executes non-designated foreign exchange forward contracts primarily denominated in Euros, British Pounds and Israeli Shekels.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at December 31, 2009 of the outstanding non-designated hedges (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less
	Foreign Currency	USD Equivalent	Positions
Euro	9,637	$13,129	Buy
Euro	22,323	$29,801	Sell
British Pound	4,238	$6,187	Buy
British Pound	6,603	$9,747	Sell
Israeli Shekel	15,386	$3,862	Buy

There were no outstanding non-designated hedges with original maturities of greater than 360 days at December 31, 2009.

The following table shows the effect of the Company’s non-designated hedges in the condensed consolidated statement of operations for the twelve months ended December 31, 2009 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign exchange contracts	Interest and other income (expense), net	$(980)

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

To receive hedge accounting treatment, all cash flow hedging relationships are formally designated at hedge inception, and tested both prospectively and retrospectively to ensure the forward contracts are highly effective in offsetting changes to future cash flows on the hedged transactions. The Company records effective spot to spot changes in these cash flow hedges in cumulative other comprehensive income (loss) until they are reclassified to revenue, cost of goods sold or operating expenses together with the hedged transaction. The time value on forward contracts is excluded from effectiveness testing and recorded to interest and other income (expense) over the life of the contract together with any ineffective portion of the hedge.

The following tables show the effect of the Company’s derivative instruments designated as cash flow in the condensed consolidated statements of operations for the twelve months ended December 31, 2009 (in thousands):

	Year Ended December 31, 2009
	Gain or (Loss) Recognized in OCI—Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income—Effective Portion	Gain or (Loss) Reclassified from OCI into Income— Effective Portion	Location of Gain or (Loss) Recognized—Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
Foreign exchange contracts	$(2,138)	Product revenues	$6,421	Interest and other income (expense), net	$119
Foreign exchange contracts		Cost of revenues	(927)
Foreign exchange contracts		Sales and marketing	(1,225)
Foreign exchange contracts		Research and development	(2,115)
Foreign exchange contracts		General and administrative	(1,052)

Total	$(2,138)		$1,102		$119

(a)	For the year ended December 31, 2009, a $0.3 million loss was recorded for the excluded portion and a $0.4 million gain was recorded for the ineffective portion of the hedge.

As of December 31, 2009, the Company estimated all values reported in accumulated other comprehensive income (loss) will be reclassified to income within the next twelve months.

The following table summarizes the derivative-related activity in cumulative other comprehensive income (loss) (in thousands and not tax effected):

	Year Ended December 31,
	2009	2008
Beginning balance	$3,567	$2
Net gains (losses) reclassified into earnings for revenue hedges	(6,421)	(4,197)
Net gains (losses) reclassified into earnings for expense hedges	5,319	1,360
Net change in fair value of cash flow hedges	(2,563)	6,402

Ending balance	$(98)	$3,567

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest and other income (expense) on the consolidated statement of operations. For the year ended December 31, 2009, there were net gains of $0.4 million recognized in interest and other income (expense) relating to hedges of forecasted transactions that did not occur.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at December 31, 2009 of the outstanding cash flow hedges, all of which are carried at fair value on the balance sheet (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	6,317	$9,049	Buy	18,780	$26,410	Buy
Euro	13,424	$19,268	Sell	50,562	$71,344	Sell
British Pound	5,946	$9,468	Buy	14,904	$23,350	Buy
British Pound	6,131	$9,779	Sell	16,470	$25,906	Sell
Israeli Shekel	10,072	$2,655	Buy	44,687	$11,422	Buy

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of December 31, 2009. See Note 7 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the condensed consolidated financial statements on a recurring basis. The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the condensed consolidated balance sheet as of December 31, 2009 (in thousands):

	December 31, 2009
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
Derivative assets (a):
Foreign exchange contracts	$2,413	$1,763
Derivative liabilities (b):
Foreign exchange contracts	$2,519	$3,321

(a)	All derivative assets are recorded as prepaid and other current assets in the condensed consolidated balance sheets.
(b)	All derivative liabilities are recorded as other accrued liabilities in the condensed consolidated balance sheets.

11. Stockholders’ Equity:

Stock Option Plans:

On June 2, 2004, stockholders approved the 2004 Equity Incentive Plan (“2004 Plan”) and reserved for issuance under the 2004 Plan 12,500,000 shares, plus all remaining available options from the terminated 1996 Stock Option Plan (“1996 Plan”). To the extent any shares would be returned to the 1996 Plan as a result of expiration, cancellation or forfeiture, those shares instead are added to the reserve of shares available under the 2004 Plan. In addition, the Company assumed 1,354,099 shares under Voyant’s 2000 Equity Incentive Plan following the completion of the Voyant acquisition in January 2004. In May 2009, stockholders approved amendments to the 2004 Plan to, among making other clarifying amendments, (i) permit Polycom to undertake a one-time stock option exchange program, (ii) increase the number of shares of common stock reserved for issuance under the 2004 Plan by 3,600,000 shares and (iii) implement flexible share counting under the 2004 Plan.

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

Stock Option Exchange Program:

On August 21, 2009, the Company completed a one-time stock option exchange program, which was approved by its stockholders in May 2009, pursuant to which eligible employees were able to exchange certain outstanding options, whether vested or unvested, for new restricted stock units (RSUs). Eligible employees were able to exchange all of their eligible outstanding options with an exercise price greater than $28.94 per share under certain stock plans that were granted on or before July 27, 2008. A total of 2,340,994 options, ranging in exercise price from $30.19 to $50.13 were exchanged. All surrendered options were cancelled, and immediately thereafter, the Company issued a total of 445,007 RSUs. The vesting schedule of the RSUs will generally be that 50% of the shares will vest on the one-year anniversary of the new RSU grant date and the remaining 50% of the shares will vest on the second anniversary of the new RSU grant date, subject to the employee’s continued employment with the Company through the relevant dates. The exchange is considered to be a modification to the original equity award. In addition to continuing to amortize the remaining stock compensation associated with the exchanged options, the exchange resulted in an incremental $1.4 million in stock compensation expense, which will be expensed over the two-year service period of the RSUs.

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

The Company also granted restricted stock units during the year ended December 31, 2009. The fair value of restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The awards generally vest over one to three years in equal annual installments on each anniversary of the date of grant and will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for these restricted stock units is recognized using the graded vesting method.

Commencing in 2009, non-employee directors receive annual awards of restricted stock units. In 2008, non-employee directors were granted awards of restricted stock. The awards vest quarterly over one year from the date of grant. The fair value of these awards is the fair market value of the Company’s common stock on the date of grant. Stock-based compensation expense for these awards is generally amortized over six months from the date of grant due to voluntary termination provisions contained in the underlying agreements.

Activity under the above plans for the year ended December 31, 2009 was as follows:

	Shares Available for Grant (1)	Outstanding Options		Weighted Avg Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
		Number of Shares	Weighted Avg Exercise Price
Balances, December 31, 2008	5,378,195	9,483,063	$25.34
Additional shares approved by stockholders	3,600,000	—	—
Options granted	(100,000)	100,000	$23.59
Performance shares granted	(755,400)	—	—
Performance shares forfeited	78,098	—	—
Restricted stock units granted	(1,841,049)	—	—
Restricted stock units granted in option exchange program	(445,007)	—	—
Restricted stock units forfeited	178,999	—	—
Options exercised	—	(1,474,704)	$17.51
Options forfeited	3,191,232	(3,191,232)	$32.43
Options expired	(36,876)	—	—

Balances, December 31, 2009	9,248,192	4,917,127	$23.04

Options vested and expected to vest as of December 31, 2009 (2)	—	4,844,411	$22.98	2.64	$21,681

(1)	On May 27, 2009, stockholders approved an amendment to the 2004 Plan providing for flexible share accounting, meaning that all full value awards will adjust the shares available for grant by 1.5 shares for every one share subject to such award. This was effective for all award activity on or after May 27, 2009. Awards granted under the option exchange program were excluded from this treatment and were accounted for on a 1-for-1 basis.
(2)	Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $7.4 million, $14.4 million and $49.8 million, respectively.

As of December 31, 2009, 2008 and 2007, 4,336,332, 6,488,150 and 5,889,930 outstanding options were exercisable at a weighted average exercise price of $22.36, $23.56 and $20.04, respectively.

The options outstanding and currently exercisable by exercise price at December 31, 2009 are as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$7.81-$16.70	426,736	1.53	$15.41	426,651		$15.41
$16.80-$16.80	1,005,652	2.42	$16.80	1,004,962		$16.80
$16.81-$17.68	55,071	2.37	$17.03	54,846		$17.03
$17.75-$17.75	549,499	1.59	$17.75	549,499		$17.75
$18.13-$21.05	563,176	2.60	$19.63	530,034		$19.62
$21.08-$22.58	513,731	2.00	$22.02	497,287		$22.02
$22.74-$27.25	622,450	4.55	$25.20	330,515		$25.33
$27.98-$34.19	610,128	3.55	$32.49	456,402		$32.35
$34.20-$48.50	520,684	2.37	$36.01	436,136		$36.23
$50.13-$50.13	50,000	0.69	$50.13	50,000		$50.13

	4,917,127	2.61	$23.04	4,336,332	2.34	$22.36

The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2009 was $21.7 million and $21.3 million, respectively.

As of December 31, 2009, total compensation cost related to nonvested stock options not yet recognized was $11.4 million, which is expected to be recognized over the next nine months on a weighted-average basis.

The following information summarizes the changes in unvested performance shares and restricted stock units and non-employee director restricted stock awards and units for 2009:

	Number of Shares	Weighted Avg Grant Date Fair Value
Unvested shares at December 31, 2008	1,090,807	$26.42
Performance shares and restricted stock units granted	2,245,966	$17.08
Restricted stock units granted for option exchange	445,007	$23.53
Restricted stock awards vested	(35,000)	$24.35
Performance shares and restricted stock units vested and issued	(591,148)	$25.19
Performance shares and restricted stock units forfeited	(190,213)	$19.05

Unvested shares at December 31, 2009	2,965,419	$17.93

As of December 31, 2009, there was $26.2 million of total unrecognized compensation cost related to unvested shares which is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of shares vested in 2009, 2008 and 2007 was $15.7 million, $8.2 million and $1.0 million, respectively.

Employee Stock Purchase Plan:

Under the Employee Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during six month offering periods with purchase dates at the end of each offering period (each January and July). The Company has reserved 7,500,000 shares of common stock for issuance under the plan. Shares are purchased through employees’ payroll deductions, up to a maximum of 20% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more than 5,000 shares per offering or $25,000 worth of common stock in any one calendar year. During 2009, 2008, and 2007, 898,464, 575,603 and 374,915 shares were purchased at average per share prices of $12.00, $20.77 and $21.71, respectively. At December 31, 2009, there were 2,743,505 shares available to be issued under this plan.

Valuation and Expense Information

The following table summarizes stock-based compensation expense recorded and its allocation within the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of sales—product	$1,886	$2,378	$2,674
Cost of sales—service	2,829	3,176	3,360

Stock-based compensation expense included in cost of sales	4,715	5,554	6,034

Sales and marketing	10,525	11,197	12,665
Research and development	7,650	9,843	12,482
General and administrative	7,468	8,048	10,478

Stock-based compensation expense included in operating expenses	25,643	29,088	35,625

Stock-based compensation expense related to employee equity awards and employee stock purchases	30,358	34,642	41,659
Tax benefit	7,945	7,760	11,790

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$22,413	$26,882	$29,869

Stock-based compensation expense is not allocated to segments because it is separately maintained at the corporate level. The Company elected not to capitalize any stock-based compensation during the years ended December 31, 2009, 2008 and 2007 due to these amounts being immaterial.

Valuation Assumptions:

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation expense. The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2009, 2008 and 2007 was $8.30 per share, $8.03 per share and $10.86 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the years ended December 31, 2009, 2008 and 2007 was $5.17 per share, $6.77 per share and $8.21 per share, respectively. The fair value of each option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting attribution approach with the following weighted-average assumptions:

	December 31, 2009		December 31, 2008		December 31, 2007
	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Expected volatility	42.24%	51.69%	40.32%	43.97%	34.65%	34.22%
Risk-free interest rate	1.96%	0.35%	2.37%	2.01%	4.62%	5.03%
Expected dividends	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	4.01	0.49	3.93	0.50	3.71	0.49

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

As the stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

Share Repurchase Program:

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market. During the years ended December 31, 2009 and 2008, the Company purchased 1.6 million shares and 8.9 million shares, respectively, of common stock in the open market for cash of $32.8 million and $220.0 million, respectively. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. As of December 31, 2009, the Company was authorized to purchase up to an additional $187.2 million of shares in the open market under the current share repurchase plan.

Comprehensive Income:

The components of comprehensive income, net of tax, included as a component of Stockholder’s Equity are as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Net income	$49,879	$75,696	$62,881
Change in unrealized loss on investments	(2,785)	(1,455)	(434)
Change in cumulative translation adjustment	805	(1,591)	5,163
Change in unrealized (loss) gain on hedging securities	(3,665)	3,569	(14)

Comprehensive income	$44,234	$76,219	$67,596

The activity in cumulative other comprehensive income, net of tax, is summarized below (in thousands):

	Year ended December 31,
	2009	2008	2007
Beginning balance	$4,683	$4,160	$(555)
Net unrealized gain on investments	(2,785)	(1,455)	(434)
Cumulative translation adjustment	805	(1,591)	5,163
Net unrealized gain (loss) on hedging securities	(3,665)	3,569	(14)

Ending balance	$(962)	$4,683	$4,160

12. Employee Benefits Plans:

401(k) Plans:

The Company has a 401(k) Plan (the Polycom 401(k) Plan), which covers the majority of employees in the United States. Each eligible employee may elect to contribute to the Polycom 401(k) Plan, through payroll deductions, the lesser of 60% of their eligible compensation or $16,500 in 2009, subject to current statutory limitations. The Company does not offer its own stock as an investment option in the Polycom 401(k) Plan. The Company, at the discretion of the Board of Directors, may make matching contributions to the Polycom 401(k) Plan. The Company matches in cash 50% of the first 6% of compensation employees contribute to the Polycom 401(k) Plan, up to a certain maximum per participating employee per year. For the 2009 and 2008 fiscal years the maximum Company cash match was $2,000 per participating employee per year and in fiscal year 2007 the maximum Company cash match was $1,500 per participating employee per year. The Polycom 401(k) Plan provides that employees who are projected to be age 50 or older by December 31, 2008 and have elected to contribute to the Polycom 401(k) Plan may also make a catch-up contribution of up to $5,500.

The Company’s contributions to the Polycom 401(k) Plan totaled approximately $2.0 million, $2.1 million and $1.4 million in 2009, 2008 and 2007, respectively.

13. Income Taxes:

Income tax expense consists of the following (in thousands):

	Year ended December 31,
	2009	2008	2007
Current
U. S. Federal	$8,034	$6,249	$11,497
Foreign	4,475	6,201	6,445
State and local	3,460	3,847	4,123

Total current	15,969	16,297	22,065

Deferred
U. S. Federal	2,532	7,312	4,448
Foreign	(332)	(1,063)	(700)
State and local	(492)	(696)	(994)

Total deferred	1,708	5,553	2,754

Income tax expense	$17,677	$21,850	$24,819

The sources of income before the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
United States	$28,490	$49,895	$36,696
Foreign	39,066	47,651	51,004

Income before provision for income taxes	$67,556	$97,546	$87,700

The Company’s tax provision differs from the provision computed using statutory tax rates as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Federal tax at statutory rate	$23,645	$34,141	$30,695
State taxes, net of federal benefit	2,179	1,859	2,151
In-process research and development	—	—	2,877
Non-deductible share based compensation	1,190	1,601	2,094
Foreign income at tax rates different than U.S. rates	(6,051)	(11,777)	(11,059)
Changes in reserves for uncertain tax positions	(2,903)	(4,249)	(1,887)
Research and development tax credit	(656)	(1,339)	(1,852)
Other	273	1,614	1,800

Tax provision	$17,677	$21,850	$24,819

The tax effects of temporary differences that give rise to the deferred tax assets (liabilities) are presented below (in thousands):

	December 31,
	2009	2008
Property and equipment, net, principally due to differences in depreciation	$2,965	$3,590
Capitalized research and development costs	2,807	3,562
Inventory	3,197	2,096
Restructuring reserves	1,254	873
Deferred revenue	8,023	7,947
Other reserves	11,174	12,817
Share-based compensation	16,281	15,979
Net operating and capital loss carryforwards	4,769	3,672
Tax credit carryforwards	7,963	15,691
State income tax	—	313
Investments	4,167	2,387

Deferred tax asset	62,600	68,927
Acquired intangibles	(16,163)	(22,087)

Net deferred tax asset	$46,437	$46,840
Valuation allowance	(1,381)	(1,064)

Net deferred tax asset, net of valuation allowance	$45,056	$45,776

As of December 31, 2009, the Company has capital and net operating loss carryforward assets of approximately $4.8 million and tax credit carryforwards of approximately $8.0 million. The capital and net operating loss carryforward assets and tax credit carryforwards begin to expire in 2012 and 2016, respectively. Included in the net deferred tax asset balance is a $1.4 million valuation allowance recorded related to net operating losses generated in Denmark in 2008 and 2009.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 31, 2009, the cumulative amount of earnings upon which U.S. income tax has not been provided is approximately $163.6 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated to the U.S.

Excess tax benefits associated with stock option exercises are credited to stockholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $0.1 million, $4.0 million and $15.0 million for the twelve months ended December 31, 2009, 2008 and 2007.

The Company has been granted a beneficial tax status by the Israeli tax authorities for income earned in Israel. Under the terms, the Company is eligible for significant tax rate reductions for several years following the first year in which the Company has Israeli taxable income after consideration of tax losses carried forward. The Company realized tax savings of $0.9 million in 2009 and $0.5 million in 2007. There were no savings in 2008 due to net local statutory losses. The reduced tax rates, as well as other tax benefits, are conditional upon the Company fulfilling the terms stipulated under the Israeli law for the Encouragement of Capital Investments of 1959.

In addition, beginning in 2008, the Company’s subsidiary in China was granted High-New Technology Enterprise (“HNTE”) Recognition under which the Company’s tax rate is reduced from 25% to 15%. The tax savings realized were $0.6 million in 2009 and $0.1 million in 2008.

In 2007, settlement of certain audit years and issues with the Israeli tax authorities resulted in a release of accrued taxes totaling $1.9 million. During 2009 an additional settlement of $0.3 million was paid for the years 2005 through 2007.

The aggregate changes in the balance of the Company’s gross unrecognized tax benefits were as follows for the periods indicated:

	December 31,
	2009	2008	2007
Beginning balance	$55,852	$58,911	$61,475
Additions based on tax positions taken during a prior period	—	831	936
Reductions based on tax positions taken during a prior period	(14)	—	(1,887)
Additions based on tax positions taken during the current period	377	476	561
Reductions based on tax positions related to the current period	—	—	—
Reductions related to settlement of tax matters	—	—	(2,174)
Reductions related to a lapse of applicable statute of limitations	(11,850)	(4,366)	—

Ending balance	$44,365	$55,852	$58,911

Included in the balance as of December 31, 2009 is $41.0 million of unrecognized tax benefits which would affect income tax expense if recognized. The remaining balance of the unrecognized tax benefits of $3.4 million at December 31, 2009 would be an adjustment to stockholders’ equity.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2009, and December 31, 2008, respectively, the Company had approximately $3.5 million and $3.6 million of accrued interest and penalties related to uncertain tax positions.

By the end of 2010, uncertain tax positions may be reduced as a result of a lapse of the applicable statutes of limitations. The Company anticipates that the reduction would approximate $5.3 million. The reserve releases would be recorded as adjustments to stockholders’ equity in the amount of $1.6 million and $3.7 million would be an adjustment to tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 1999. Foreign income tax matters for most foreign jurisdictions have been concluded for years through 2003 except Hong Kong and Singapore which have been concluded for years through 2002, the United Kingdom and Germany which have been concluded for years through 2008 and 2006 respectively; France and Switzerland which have been concluded for years through 2007 and 2005 respectively, and Israel which has been concluded for years through 2007.

14. Business Segment Information:

Polycom is a leading global provider of a line of high-quality, easy-to-use communications equipment that enables businesses, telecommunications service providers, and governmental and educational institutions to more effectively conduct video, voice, data and web communications. The Company’s offerings are organized along three product categories: Video Communications Solutions, Voice Communications Solutions and Services, which are also considered its segments for reporting purposes. The segments are determined in accordance with how management views and evaluates the Company’s business and based on the criteria as outlined in the authoritative guidance. A description of the types of products and services provided by each reportable segment is as follows:

Video Communications Solutions Segment

Video Communications Solutions includes a wide range of video conferencing collaboration products from entry level to professional high definition products to meet the needs of any meeting room, from small offices to large boardrooms and auditoriums. This segment also includes products that provide a broad range of network infrastructure hardware and software to facilitate video, voice and data conferencing and collaboration to businesses, telecommunications service providers, and governmental and educational institutions.

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

Financial information for each reportable segment is as follows as of and for the fiscal years ended December 31, 2009, 2008 and 2007 (in thousands):

	Video Communications Solutions	Voice Communications Solutions	Services	Total
2009:
Revenue	$523,347	$268,161	$175,476	$966,984
Contribution margin	244,438	102,877	84,048	431,363
Inventory	39,237	24,449	13,177	76,863

2008:
Revenue	$560,062	$353,698	$155,560	$1,069,320
Contribution margin	266,871	146,656	68,351	481,878
Inventory	39,377	33,539	16,814	89,730

2007:
Revenue	$493,279	$313,202	$123,427	$929,908
Contribution margin	229,024	131,471	53,975	414,470
Inventory	31,888	29,271	9,947	71,106

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

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Segment contribution margin	$431,363	$481,878	$414,470
Corporate and unallocated costs	(294,690)	(312,997)	(255,830)
Stock-based compensation	(30,358)	(34,642)	(41,659)
Effect of stock-based compensation cost on warranty expense	(400)	(442)	(851)
Acquisition related-costs	—	(162)	(4,258)
Officer severance agreement	(369)	—	—
Purchased in-process research and development charges	—	—	(9,400)
Amortization and impairment of purchased intangibles	(19,268)	(20,798)	(22,406)
Restructure costs	(15,935)	(10,316)	(410)
Purchase accounting adjustments made to inventory of acquired companies	—	—	(2,464)
Litigation reserves and payments	(700)	(7,401)	—
Interest income, net	731	7,938	18,646
Gain / (loss) on strategic investments	—	—	(7,400)
Other income (expense), net	(2,818)	(5,512)	(738)

Total income before provision for income taxes	$67,556	$97,546	$87,700

The Company’s revenues are substantially denominated in U.S. dollars and are summarized geographically as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
United States	$460,689	$512,126	$504,626
Canada	44,045	51,923	17,611

Total North America	504,734	564,049	522,237

Europe, Middle East and Africa	240,004	281,228	217,667
Asia	190,460	189,006	161,506
Caribbean and Latin America	31,786	35,037	28,498

Total International	462,250	505,271	407,671

Total	$966,984	$1,069,320	$929,908

No individual country outside the United States accounted for more than 10% of the Company’s revenues in 2009, 2008 or 2007.

The percentage of total revenues by segment were as follows:

	Year ended December 31,
	2009	2008	2007
Video Communications Solutions	54%	52%	53%
Voice Communications Solutions	28%	33%	34%
Services	18%	15%	13%

Total	100%	100%	100%

During 2009 one customer accounted for more than 10% of the Company’s revenues. No one customer accounted for more than 10% of the Company’s revenues in 2008 and 2007.

The Company’s fixed assets, net of accumulated depreciation, are located in the following geographical areas (in thousands):

	December 31,
	2009	2008
North America	$58,760	$55,622
Asia Pacific	8,666	10,581
Israel	3,034	2,834
Europe, Middle East and Africa	9,884	7,717
Other	908	540

Total	$81,252	$77,294

15. Net Income Per Share Disclosures:

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Year ended December 31,
	2009	2008	2007
Numerator—basic and diluted net income per share:
Net income	$49,879	$75,696	$62,881

Denominator—basic net income per share:
Weighted average common stock outstanding	84,000	85,616	90,878

Total shares used in calculation of basic net income per share	84,000	85,616	90,878

Basic net income per share	$0.59	$0.88	$0.69

Denominator—diluted net income per share:
Denominator—shares used in calculation of basic net income per share	84,000	85,616	90,878
Effect of dilutive securities:
Common stock options and performance shares	1,559	1,630	3,513

Total shares used in calculation of diluted net income per share	85,559	87,246	94,391

Diluted net income per share	$0.58	$0.87	$0.67

In 2009, 2008 and 2007, 4,183,896, 5,024,817 and 3,870,456, respectively, of potentially dilutive securities such as stock options and stock subject to repurchase were excluded from the denominator in the computation of “Diluted net income per share” because the option exercise price was greater than the average market price of the common stock.

POLYCOM, INC.

SUPPLEMENTARY FINANCIAL DATA

(Unaudited)

(in thousands, except per share amounts)

	2008				2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$258,920	$271,581	$275,776	$263,043	$225,410	$230,691	$243,019	$267,864
Gross profit	$150,479	$153,870	$161,018	$153,655	$126,934	$130,617	$138,222	$153,203
Net income	$14,206	$17,842	$17,942	$25,706	$8,025	$15,325	$13,706	$12,823
Basic net income per share	$0.16	$0.21	$0.21	$0.31	$0.10	$0.18	$0.16	$0.15
Diluted net income per share	$0.16	$0.20	$0.21	$0.30	$0.10	$0.18	$0.16	$0.15

S-1

FINANCIAL STATEMENT SCHEDULE—SCHEDULE II

POLYCOM, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2009
Allowance for doubtful accounts	$3,288	$247	$(12)	$3,523
Sales returns and allowances	$28,292	$54,934	$(57,168)	$26,058
Income tax valuation allowance	$1,064	$513	$(196)	$1,381
Year ended December 31, 2008
Allowance for doubtful accounts	$2,398	$1,665	$(775)	$3,288
Sales returns and allowances	$26,526	$62,895	$(61,129)	$28,292
Income tax valuation allowance	$—	$1,064	$—	$1,064
Year ended December 31, 2007
Allowance for doubtful accounts	$2,272	$370	$(244)	$2,398
Sales returns and allowances	$21,150	$51,921	$(46,545)	$26,526

S-2

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 18, 2003).

3.2	Amended and Restated Bylaws of Polycom, Inc., as amended effective February 4, 2009 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 10, 2009).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock certificate (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-02296) filed with the Commission on March 12, 1996 (the “1996 S-1”)).

4.3	Amended and Restated Investor Rights Agreement, dated May 17, 1995, among the Registrant and the Investors named therein (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s 1996 S-1).

4.4	Preferred Shares Rights Agreement dated as of July 15, 1998 and as amended March 2, 2001, between Polycom, Inc. and Fleet Bank, N.A. F/K/A BankBoston N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights Attached thereto as Exhibits A, B and C, respectively (which is incorporated herein by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed with the Commission on March 2, 2001).

10.1*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 11, 2008).

10.2*	The Registrant’s 1996 Stock Incentive Plan, as amended (which is incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 29, 2009).

10.3*	The Registrant’s Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-126819, filed with the Commission on July 22, 2005).

10.4*	Voyant Technologies, Inc. 2000 Equity Incentive Plan (which is incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-112025, filed with the Commission on January 20, 2004).

10.5	Lease Agreement by and between the Registrant and WJT, LLC, dated February 19, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2001).

10.6*	Accord Networks Ltd. 1995 Employee Share Ownership and Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.7*	Accord Networks Ltd. Share Ownership and Option Plan (2000) and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.8*	Accord Networks Ltd. 2000 Share Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

10.9*	Accord Networks Ltd. 2000 Non-Employee Director Stock Option Plan and form of agreement thereunder (which are incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-57778) filed with the Commission on March 28, 2001).

Exhibit No.	Description
10.10	Amendment No. 1 to Lease by and between the Registrant and WJT, LLC, dated October 5, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2002).

10.11*	PictureTel Corporation 1998 Acquisition Stock Option Plan and form of Non-Statutory Stock Option (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-72544) filed with the Commission on October 31, 2001).

10.12*	Polycom, Inc. 2001 Nonstatutory Stock Option Plan and form of agreement thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2001).

10.13*	Atlanta Signal Processors, Incorporated 1997 Incentive Stock Plan and forms of Stock Option Grant, Exercise Agreement and Employee Shareholder Agreement (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-76312) filed with the Commission on January 4, 2002).

10.14*	Amended Summary and Rescission of Arrangement between the Registrant and Robert C. Hagerty (which is incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 18, 2003).

10.15*	Summary of Arrangement between the Registrant and its Senior Executive Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

10.16*	Polycom, Inc. 2004 Equity Incentive Plan (May 27, 2009 Restatement) (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 29, 2009).

10.17*	Form of Non-employee Director Nonqualified Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.18*	Form of Non-officer Employee Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.19*	Form of Officer Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.20*	Performance Bonus Plan, as amended (which is incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).

10.21*	Polycom, Inc. Management Bonus Plan, as amended (which is incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).

10.22*	Form of Officer Performance Share Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 13, 2007).

10.23*	Form of Non-officer Performance Share Agreement (which is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 13, 2007).

10.24*	Form of Performance Share Agreement for Officers—Performance Goal (which is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Commission on February 27, 2007).

Exhibit No.	Description
10.25*	Form of Performance Share Agreement for Non-officers—Performance Goal (which is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Commission on February 27, 2007).

10.26*	Form of Performance Share Agreement for Non-Officers—SpectraLink (which is incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant with the Commission on May 8, 2007).

10.27*	Form of Amendment to U.S. Forms of Performance Share Agreements (which is incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).

10.28*	Form of Non-employee Director Restricted Stock Agreement (which is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 13, 2007).

10.29*	Form of Performance Share Agreement for Officers—Performance Goal, as amended (which is incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).

10.30*	Form of Performance Share Agreement for Non-Officers—Performance Goal, as amended (which is incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).

10.31*	Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 11, 2008).

10.32*	Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 11, 2008).

10.33*	Form of Restricted Stock Unit Agreement for Officers (which is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 11, 2008).

10.34*	Form of Restricted Stock Unit Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 11, 2008).

10.35*	Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 26, 2009).

10.36*	Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 26, 2009).

10.37*	Form of Restricted Stock Unit Agreement for Officers (which is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 26, 2009).

10.38*	Form of Restricted Stock Unit Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 26, 2009).

10.39*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (which is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 26, 2009).

Exhibit No.	Description
10.40*	Offer Letter with Andrew Miller, dated June 5, 2009 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2009).

10.41*	Severance Agreement with Andrew Miller, dated July 1, 2009 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2009).

10.42*	Form of Officer Performance Share Agreement for Andrew Miller (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed by the Registrant with the Commission on October 30, 2009).

10.43*	Severance Agreement with Sunil K. Bhalla, dated November 25, 2009 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed by the Registrant with the Commission on November 25, 2009).

10.44*	Amended Change of Control Severance Agreement with Robert C. Hagerty (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 22, 2008).

10.45*	Amended Change of Control Severance Agreement with Michael R. Kourey (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 22, 2008).

10.46*	Form of Amended Change of Control Severance Agreement (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 22, 2008).

10.47*	Amended Severance Agreement with Robert C. Hagerty effective as of February 8, 2010 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2010).

10.48*	Transition Agreement with David R. Phillips, effective as of March 30, 2009 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 3, 2009).

10.49*	Polycom Inc. Executive Severance Plan and Summary Plan Description (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2010).

10.50*	Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2010).

10.51(1)*	Form of Performance Share Agreement for Non-Officers.

21.1(1)	Subsidiaries of the Registrant.

23.1(1)	Consent of Independent Registered Public Accounting Firm.

24.1(1)	Power of Attorney (included on pages 78 and 79 of this Annual Report on Form 10-K).

31.1(1)	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed herewith.