Form 10-Q
period 2010-03-31
POLYCOM INC
filed 2010-05-04
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

There were 85,205,896 shares of the Company’s Common Stock, par value $.0005, outstanding on April 23, 2010.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$293,154	$331,098
Short-term investments	169,446	123,686
Trade receivables, net of allowance for doubtful accounts of $2,732 and $3,523 at March 31, 2010 and December 31, 2009 respectively	135,165	132,813
Inventories	82,930	76,863
Deferred taxes	23,807	23,824
Prepaid expenses and other current assets	29,418	24,299

Total current assets	733,920	712,583
Property and equipment, net	89,046	81,252
Long-term investments	7,347	12,687
Goodwill	493,207	495,299
Purchased intangibles, net	41,078	46,255
Deferred taxes	23,975	23,943
Other assets	16,027	13,882

Total assets	$1,404,600	$1,385,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$90,270	$87,233
Accrued payroll and related liabilities	21,893	23,707
Taxes payable	—	617
Deferred revenue	87,287	79,504
Other accrued liabilities	41,183	52,360

Total current liabilities	240,633	243,421
Non-current liabilities
Deferred revenue	47,992	46,787
Taxes payable	22,640	27,111
Deferred taxes	2,550	2,702
Other non-current liabilities	12,478	12,027

Total non-current liabilities	85,660	88,627

Total liabilities	326,293	332,048
Stockholders’ equity
Common stock, $0.0005 par value; Authorized: 175,000,000 shares; Issued and outstanding: 85,158,724 shares at March 31, 2010 and 84,485,030 shares at December 31, 2009	40	40
Additional paid-in capital	1,091,490	1,066,790
Cumulative other comprehensive income (loss)	4,777	(962)
Accumulated deficit	(18,000)	(12,015)

Total stockholders’ equity	1,078,307	1,053,853

Total liabilities and stockholders’ equity	$1,404,600	$1,385,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2010	March 31, 2009
Revenues:
Product revenues	$228,057	$183,294
Service revenues	48,097	42,116

Total revenues	276,154	225,410

Cost of revenues:
Cost of product revenues	92,549	78,007
Cost of service revenues	24,286	20,469

Total cost of revenues	116,835	98,476

Gross profit	159,319	126,934

Operating expenses:
Sales and marketing	90,916	66,233
Research and development	33,905	28,453
General and administrative	15,982	13,589
Amortization of purchased intangibles	1,440	1,464
Restructuring costs	1,749	6,417

Total operating expenses	143,992	116,156

Operating income	15,327	10,778
Interest and other income (expense), net	(8,581)	(281)

Income before provision for income taxes	6,746	10,497
Provision for income taxes	1,335	2,472

Net income	$5,411	$8,025

Basic net income per share	$0.06	$0.10

Diluted net income per share	$0.06	$0.10

Weighted average shares outstanding for basic net income per share calculation	84,665	83,625
Weighted average shares outstanding for diluted net income per share calculation	87,364	84,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income	$5,411	$8,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,243	7,863
Amortization of purchased intangibles	4,804	4,797
Provision for doubtful accounts	—	247
Provision for excess and obsolete inventories	716	1,517
Non-cash stock-based compensation	13,819	6,949
Excess tax benefits from stock-based compensation	(3,731)	—
Write down of investments other than temporarily impaired	6,530	—
Loss on disposal of property and equipment	61	10
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(2,352)	13,089
Inventories	(6,783)	1,096
Deferred taxes	(528)	1,175
Prepaid expenses and other assets	(8,228)	1,778
Accounts payable	3,037	(5,437)
Taxes payable	1,359	(737)
Other accrued liabilities and deferred revenue	(2,674)	(13,539)

Net cash provided by operating activities	20,684	26,833

Cash flows from investing activities:
Purchases of property and equipment	(16,998)	(8,548)
Purchases of investments	(108,862)	(158,045)
Proceeds from sale and maturity of investments	70,464	130,600

Net cash used in investing activities	(55,396)	(35,993)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	19,720	6,404
Purchase and retirement of common stock	(26,683)	(7,828)
Excess tax benefits from stock-based compensation	3,731	—

Net cash used in financing activities	(3,232)	(1,424)

Net decrease in cash and cash equivalents	(37,944)	(10,584)
Cash and cash equivalents, beginning of period	331,098	165,669

Cash and cash equivalents, end of period	$293,154	$155,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2010, the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended March 31, 2010 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). With the exception of those discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, that are of significance or potential significance to us.

Revenue Recognition

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

The Company’s video communications solutions products are integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified software upgrades and enhancements related to most of these products through maintenance contracts.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition guidance.

In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•

require an entity to allocate revenue in an arrangement using estimated selling price (“ESP”) of deliverables if a vendor does not first have vendor-specific objective evidence (“VSOE”) of selling price or secondly does not have third-party evidence (“TPE”) of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal year 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. As a result, the Company’s video communications solutions products are no longer within the scope of the software revenue recognition guidance.

Multiple-element arrangements. A multiple-element arrangement includes the sale of one or more tangible product offerings with one or more associated services offerings, each of which are individually considered separate units of accounting. The determination of the Company’s units of accounting did not change with the adoption of the new revenue recognition guidance. Beginning with new or materially modified arrangements as of January 1, 2010, the Company allocates revenue to each element in a multiple-element arrangement based upon the relative selling price of each deliverable. When applying the relative selling price method, the Company determines the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses its best estimate of selling price for that deliverable. Revenue allocated to each element is then recognized when the other revenue recognition criteria are met for each element.

VSOE is established based on the Company’s standard pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range.

When VSOE cannot be established, the Company attempts to establish the selling price of each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately.

When the Company is unable to establish the selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration. ESP represents the price at which the Company would transact a sale if the element were sold on a stand-alone basis. The Company determines ESP for a product by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, and pricing practices. The determination of ESP is made based on review of historical sales price, taking into consideration the go-to-market strategy. Generally, the Company uses historical net selling prices to establish ESP. The Company regularly reviews its basis for establishing VSOE, TPE and ESP. The Company does not expect a material impact in the near term from changes in VSOE, TPE or ESP.

The adoption of the new revenue accounting guidance did not have a material impact on our revenues or results of operations for the three months ended March 31, 2010. Total net revenues as reported and unaudited pro forma total net revenues that would have been reported during the three months ended March 31, 2010, if the transactions entered into or materially modified after December 31, 2009 were subject to previous accounting guidance, are shown in the following table (in thousands):

	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
Total net revenues for the three months ended March 31, 2010	$276,154	$274,825

The impact to total net revenues during the three months ended March 31, 2010, due to the adoption of the accounting guidance, was primarily attributable to net product revenues. Since the use of the residual method is eliminated under the new accounting standards, discounts offered by the Company are allocated to all deliverables, rather than being concentrated in the delivered element of the arrangement. This will generally result in an increase in the amount of upfront product revenue recognized and a decrease in services revenue recognized.

The new accounting standards for revenue recognition if applied in the same manner to the year ended December 31, 2009 would not have had a material impact on total net revenues for that fiscal year. The new accounting guidance for revenue recognition is not expected to have a significant effect on total net revenues after the initial period of adoption when applied to multiple-element arrangements based on current go-to-market strategies.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment (in thousands):

	Video Solutions	Voice Communications Solutions	Services Segment	Total
Balance at December 31, 2009	$269,408	$135,204	$90,687	$495,299
Foreign currency translation	1	(1,653)	(440)	(2,092)
Changes in fair value of assets acquired and liabilities assumed	—	—	—	—

Balance at March 31, 2010	$269,409	$133,551	$90,247	$493,207

The following table presents details of the Company’s total purchased intangible assets as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010			December 31, 2009
Purchased Intangible Assets	Gross Value	Accumulated Amortization and Impairment	Net Value	Gross Value	Accumulated Amortization and Impairment	Net Value
Core and developed technology	$109,178	$(84,358)	$24,820	$109,178	$(80,608)	$28,570
Patents	14,068	(14,068)	—	14,068	(14,068)	—
Customer and partner relationships	44,625	(33,802)	10,823	44,625	(32,640)	11,985
Trade name	10,021	(5,456)	4,565	10,021	(5,035)	4,986
Other	4,862	(3,992)	870	4,862	(4,148)	714

Total	$182,754	$(141,676)	$41,078	$182,754	$(136,499)	$46,255

For the three months ended March 31, 2010 and 2009, the Company recorded amortization expense related to purchased intangibles of $1.4 million and $1.5 million, respectively, which is included in “Amortization of purchased intangibles” in the condensed consolidated statement of operations. The Company recorded approximately $3.4 million and $3.3 million during the three months ended March 31, 2010 and 2009, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the Condensed Consolidated Statement of Operations. Amortization of intangibles is not allocated to the Company’s segments.

The estimated future amortization expense of purchased intangible assets as of March 31, 2010 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2010	$14,298
2011	14,323
2012	9,896
2013	1,643
2014	—

Total	$40,160

Purchased intangibles includes a purchased trade name intangible of $0.9 million with an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is not amortized but is reviewed for impairment annually or sooner under certain circumstances.

4. RESTRUCTURING COSTS

During the three months ended March 31, 2010 and 2009, the Company recorded $1.7 million and $6.4 million, respectively, related to restructuring actions that resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the status of the Company’s restructure reserves (in thousands):

Total
Balance at December 31, 2009	$5,783
Additions to the reserve	1,754
Cash payments and other usage	(4,436)

Balance at March 31, 2010	$3,101

During the third quarter of 2009, the Company committed to a restructuring plan to realign and reinvest resources in the strategic growth areas of the business. The Company eliminated those positions that were not aligned with the go-to-market structure under our new sales leadership in order to reallocate resources to growth areas. The plan included the elimination of approximately four percent of the Company’s global workforce. The Company recorded additional charges of approximately $1.7 million during the first quarter of 2010 as a result of the final notifications related to these actions. The majority of the remaining severance-related cash expenditures are expected to be made by the end of the second quarter of 2010. The balance also includes approximately $0.9 million related to vacant facilities which will be paid out over the next two years unless the facility is subleased or disposed of earlier.

During the first quarter of 2009, the Company announced the implementation of a workforce reduction designed to reduce its cost structure while maintaining flexibility to invest in the strategic growth areas of the business. The plan included elimination of approximately 150 positions throughout the Company, or six percent of its global workforce, with most of these reductions taking effect immediately. The Company recorded restructuring charges of $6.4 million and made cash expenditures totaling $3.5 million during the three months ended March 31, 2009, resulting from these actions, primarily related to severance and other employee termination benefits.

5. BALANCE SHEET DETAILS

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$6,688	$5,368
Work in process	922	1,051
Finished goods	75,320	70,444

	$82,930	$76,863

Deferred revenues consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Short-term:
Service	$83,167	$74,104
Product	2,720	3,828
License	1,400	1,572

	$87,287	$79,504

Long-term:
Service	$37,360	$35,435
Product	1,007	1,377
License	9,625	9,975

	$47,992	$46,787

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In February 2008, the Company, TANDBERG asa (“Tandberg”), Codian Ltd. (“Codian”) and certain of their respective affiliates entered into a settlement agreement to dismiss all litigation between the parties. Under the terms of the agreement, the Company received a lump-sum payment of $14.0 million, and will receive future patent royalties on the Codian MCU 4200 product shipped in the United States. The parties have also exchanged broad cross-licenses covering their respective business lines. The $14.0 million is being amortized to revenue over the license period of 10 years. The balance of $11.0 million at March 31, 2010 is included in Deferred License Revenue.

Other accrued liabilities consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Accrued expenses	$9,784	$11,601
Accrued co-op expenses	4,501	4,435
Restructuring and acquisition related reserves	3,604	6,358
Warranty obligations	9,061	9,447
Derivative liability	3,790	5,840
Employee stock purchase plan withholding	2,195	5,357
Other accrued liabilities	8,248	9,322

	$41,183	$52,360

6. GUARANTEES

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

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the periods are as follows (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Balance at beginning of period	$9,447	$11,167
Accruals for warranties issued during the period	3,835	3,662
Cost of providing warranty during the period	(4,221)	(4,829)

Balance at end of period	$9,061	$10,000

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on most of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Deferred maintenance revenue of $83.2 million and $74.1 million is short-term and is included as a component of “Deferred revenue” as of March 31, 2010 and December 31, 2009, respectively, and $37.4 million and $35.4 million is long-term and is included in “Long-term deferred revenue” as of March 31, 2010 and December 31, 2009, respectively, on the condensed consolidated balance sheets.

Changes in deferred maintenance revenue for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Balance at beginning of period	$109,539	$91,971
Additions to deferred maintenance revenue	52,047	40,149
Amortization of deferred maintenance revenue	(41,059)	(36,023)

Balance at end of period	$120,527	$96,097

The cost of providing maintenance services for the three months ended March 31, 2010 and 2009 was $23.5 million and $19.5 million, respectively.

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

7. INVESTMENTS AND FAIR VALUE MEASUREMENTS:

The Company had cash and cash equivalents of $293.2 million and $331.1 million at March 31, 2010 and December 31, 2009, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government securities, municipal securities and corporate debt securities. At March 31, 2010, the Company’s long-term investments had contractual maturities of one to two years.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In addition, the Company has short-term and long-term investments in debt and equity securities which are summarized as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at March 31, 2010:
Investments—Short-term:
U.S. government securities	$106,562	$41	$(10)	$106,593
Corporate debt securities	29,719	5	(7)	29,717
Corporate preferred equity securities	33,296	113	(273)	33,136

Total investments – short-term	$169,577	$159	$(290)	$169,446

Investments—Long-term:
U.S. government securities	$2,555	$2	$—	$2,557
Corporate debt securities	4,748	42	—	4,790

Total investments – long-term	$7,303	$44	$—	$7,347

Balances at December 31, 2009:
Investments—Short-term:
U.S. government securities	$64,151	12	$(8)	$64,155
Corporate debt securities	19,569	7	(7)	19,569
Corporate preferred equity securities	48,698	22	(8,758)	39,962

Total investments – short-term	$132,418	$41	$(8,773)	$123,686

Investments—Long-term:
U.S. government securities	$5,003	$64	$—	$5,067
Corporate debt securities	7,592	34	(6)	7,620

Total investments – long-term	$12,595	$98	$(6)	$12,687

As of March 31, 2010, the Company’s total cash and cash equivalents and investments held in the United States totaled $159.8 million with the remaining $310.1 million held outside of the United States in various foreign subsidiaries.

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

Corporate Preferred Equity Securities

The Company’s corporate preferred equity securities are primarily comprised of investment-grade, non-convertible utility preferred stocks that are generally rated the equivalent of BBB or better by at least one of the major credit rating agencies. These corporate preferred equity securities were purchased as part of a capital gains capture program. This program also permitted the purchase of put options on U.S. Treasury bond futures as an interest rate hedge. The Company recently changed its strategy with respect to its capital gains capture program and plans to liquidate these investments over the next several months. While an active market exists for these securities, preferred equity securities are not as actively traded as common stock equity securities and liquidation may take longer than planned.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of our investments, including those that are categorized as cash equivalents, with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2010 and December 31, 2009 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2010:
U.S. government securities	$57,627	$(10)	$—	$—	$57,627	$(10)
Corporate debt securities	27,165	(7)	—	—	27,165	(7)
Corporate preferred equity securities	8	(273)	—	—	8	(273)

Total investments	$84,800	$(290)	$—	$—	$84,800	$(290)

December 31, 2009:
U.S. government securities	$17,910	$(8)	$—	$—	$17,910	$(8)
State and local governments	1,528	(1)	—	—	1,528	(1)
Corporate debt securities	31,489	(14)	—	—	31,489	(14)
Corporate preferred equity securities	38,823	(8,758)	—	—	38,823	(8,758)

Total Investments	$89,750	$(8,781)	$—	$—	$89,750	$(8,781)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary. If the decline in fair value is considered to be other than temporary, the cost basis of the individual security is written down to its fair value as a new cost basis, and the amount of the write-down is accounted for as a realized loss and included in earnings. During the three months ended March 31, 2010, as a result of its change in strategy with respect to its capital gains program, the Company determined that certain corporate preferred equity securities were other-than temporarily impaired, which resulted in a write-down of approximately $6.5 million. The Company concluded that the impairment was other-than temporary based upon the Company’s decision to liquidate the securities in a relatively short period of time and an assessment of the individual holdings. During the three months ended March 31, 2009, the Company determined that there were no investments in its portfolio that were other-than temporarily impaired.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to their estimated net realizable value when indications exist that these investments have been impaired. The cost of these investments at both March 31, 2010 and December 31, 2009 was $2.2 million and are recorded in “Other assets” in our condensed consolidated balance sheets.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The types of instruments valued based on other observable inputs include U.S. Treasury securities and other government agencies, corporate bonds, commercial paper, preferred stocks and puts on treasury bond futures. Such instruments are generally classified within Level 2 of the fair value hierarchy. Level 2 instruments are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. There have been no transfers between Level 1 and Level 2 during the three months ended March 31, 2010. The Company does not hold any investments classified as Level 3 as of March 31, 2010.

As of March 31, 2010, our fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments (65%), corporate bonds (7%), commercial paper (23%) and money market funds (5%). Included in available-for- sale securities is approximately $76.3 million of cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

Our preferred equity available-for-sale securities represent preferred stocks and puts on treasury bond futures that were purchased as part of a capital gains capture program that generated capital gains to offset capital losses.

The principal market where we execute our foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The Company’s foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs at March 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
(in thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed Income available-for-sale securities (a)	$220,003	$10,249	$209,754
Preferred equity available-for-sale securities (a)	$33,136	—	$33,136
Foreign currency forward contracts (b)	$7,429	—	$7,429
Liabilities:
Foreign currency forward contracts (c)	$3,790	—	$3,790

(a)	Included in cash and cash equivalents and short and long-term investments on our consolidated balance sheet.
(b)	Included in short-term derivative asset on our consolidated balance sheet.
(c)	Included in short-term derivative liability on our consolidated balance sheet.

8. FOREIGN CURRENCY DERIVATIVES

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

Non-Designated Hedges

The Company hedges its net foreign currency monetary assets and liabilities primarily resulting from foreign currency denominated revenues and expenses with foreign exchange forward contracts to reduce the risk that the Company’s earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments are carried at fair value with changes in the fair value recorded as interest and other income (expense), net. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset remeasurement gains and losses on the hedged assets and liabilities. The Company executes non-designated foreign exchange forward contracts primarily denominated in Euros, British Pounds and Israeli Shekels.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at March 31, 2010 of the outstanding non-designated hedges (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	6,702	$9,141	Buy	5,500	$7,398	Buy
Euro	14,431	$20,090	Sell	9,934	$13,181	Sell
British Pound	2,227	$3,548	Buy	3,352	$4,808	Buy
British Pound	3,702	$5,812	Sell	3,042	$4,363	Sell
Israeli Shekel	5,452	$1,441	Buy	10,546	$2,503	Buy

The following table shows the effect of the Company’s non-designated hedges in the condensed consolidated statement of operations for the three months ended March 31, 2010 and 2009 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		March 31, 2010	March 31, 2009
Foreign exchange contracts	Interest and other income (expense), net	$1,399	$452

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the condensed consolidated statements of operations for the three month ended March 31, 2010 and 2009 (in thousands):

Three Months Ended March 31, 2010:	Gain or (Loss) Recognized in OCI—Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income—Effective Portion	Gain or (Loss) Reclassified from OCI into Income— Effective Portion	Location of Gain or (Loss) Recognized—Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
Foreign exchange contracts	$3,499	Product revenues	$(459)	Interest and other income (expense), net	$4
Foreign exchange contracts		Cost of revenues	152
Foreign exchange contracts		Sales and marketing	369
Foreign exchange contracts		Research and development	230
Foreign exchange contracts		General and administrative	193

Total	$3,499		$485		$4

Three Months Ended March 31, 2009:
Foreign exchange contracts	$1,101	Product revenues	$6,118	Interest and other income (expense), net	$158
Foreign exchange contracts		Cost of revenues	(639)
Foreign exchange contracts		Sales and marketing	(1,944)
Foreign exchange contracts		Research and development	(505)
Foreign exchange contracts		General and administrative	(741)

Total	$1,101		$2,289		$158

(a)	For the three months ended March 31, 2010, no loss or gain was recorded for the ineffective portion and a $4,000 gain was recorded for the excluded portion of the hedge. For the three months ended March 31, 2009, a $0.4 million gain was recorded for the ineffective portion and a $0.3 million loss was recorded for the excluded portion of the hedge.

As of March 31, 2010, the Company estimated all values reported in accumulated other comprehensive income (loss) will be reclassified to income within the next twelve months.

The following table summarizes the derivative-related activity in cumulative other comprehensive income (loss) (in thousands and not tax effected):

	Three Months Ended
	March 31, 2010	March 31, 2009
Beginning Balance	$(98)	$3,567
Net gains/losses reclassified into earnings for revenue hedges	459	(6,118)
Net gains/losses reclassified into earnings for expense hedges	(944)	3,830
Net change in fair value of cash flow hedges	3,499	675

Ending Balance	$2,916	$1,954

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest and other income (expense) on the consolidated statement of operations. For the three months ended March 31, 2010, there were no such gains or losses. For the three months ended March 31, 2009, there were net gains of $0.4 million recognized in interest and other income (expense) relating to hedges of forecasted transactions that did not occur.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at March 31, 2010 of the outstanding cash flow hedges, all of which are carried at fair value on the balance sheet (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	19,481	$27,785	Buy	5,946	$8,037	Buy
Euro	52,543	$74,855	Sell	15,818	$21,380	Sell
British Pound	16,175	$25,832	Buy	4,959	$7,508	Buy
British Pound	18,559	$29,585	Sell	6,208	$9,400	Sell
Israeli Shekel	45,609	$11,981	Buy	13,531	$3,646	Buy

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of March 31, 2010 and 2009. See Note 7 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the condensed consolidated financial statements on a recurring basis.

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the condensed consolidated balance sheet as of March 31, 2010 (in thousands):

	Fair Value of Derivatives Designated as Hedge Instruments		Fair Value of Derivatives Not Designated as Hedge Instruments
	March 31, 2010	December 31, 2009	March 31, 2010	December 31 2009
Derivative assets (a):
Foreign exchange contracts	$5,818	$2,413	$1,611	$1,763

Derivative liabilities (b):
Foreign exchange contracts	$2,913	$2,519	$877	$3,321

(a)	All derivative assets are recorded as prepaid and other current assets in the condensed consolidated balance sheets.
(b)	All derivative liabilities are recorded as other accrued liabilities in the condensed consolidated balance sheets.

9. STOCKHOLDER’S EQUITY

Share Repurchase Program

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market. During the three months ended March 31, 2010 and 2009, the Company purchased 0.9 million shares and 0.4 million shares, respectively, of common stock in the open market for cash of $20.0 million and $5.4 million, respectively. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. As of March 31, 2010, the Company was authorized to purchase up to an additional $167.2 million of shares in the open market under the current share repurchase plan.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Net income	$5,411	$8,025
Change in unrealized gain (loss) on investments	5,560	(1,741)
Change in cumulative translation adjustment	(2,834)	(2,799)
Change in unrealized gain (loss) on hedging securities	3,014	(1,613)

Comprehensive income	$11,151	$1,872

10. STOCK BASED EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recorded for the three months ended March 31, 2010 and 2009 and its allocation within the condensed consolidated statement of operations (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Cost of sales – product	$770	$548
Cost of sales – service	1,179	753

Stock-based compensation expense included in cost of sales	1,949	1,301

Sales and marketing	6,291	1,900
Research and development	3,082	1,873
General and administrative	2,497	1,875

Stock-based compensation expense included in operating expenses	11,870	5,648

Stock-based compensation related to employee equity awards and employee stock purchases	13,819	6,949
Tax benefit	2,736	1,636

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$11,083	$5,313

No stock-based compensation was capitalized during the three months ended March 31, 2010 and 2009 due to these amounts being immaterial. There was no stock-based compensation related to acquisitions during the three months ended March 31, 2010 and 2009.

Valuation Assumptions

The Company did not grant any stock options during the three months ended March 31, 2010 and 2009. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the three months ended March 31, 2010 and 2009 was $5.89 per share and $4.44 per share, respectively. The fair value of each employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting attribution approach using the following assumptions:

	Three Months Ended
	March 31, 2010	March 31, 2009
Expected volatility	37.88%	58.52%
Risk-free interest rate	0.17%	0.39%
Expected dividends	0.0%	0.0%
Expected life (yrs)	0.49	0.50

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

As the stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2010 and 2009 is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the first quarter of 2010, the Company performed its annual review of assumptions, including historical experience and expectations of the future, and concluded that the forfeiture rate for restricted stock units should be reduced from 15% to 10%. The cumulative effect of the change on all unvested restricted stock units of approximately $1.0 million was recognized during the period.

Performance Shares and Restricted Stock Units

The Compensation Committee of the Board of Directors may also grant performance shares and restricted stock units under the 2004 Plan to officers, to non-employee directors and to certain other employees as a component of the Company’s broad-based equity compensation program. Performance shares represent a commitment by the Company to deliver shares of Polycom common stock at a future point in time, subject to the fulfillment by the Company of pre-defined performance criteria. Such awards will be earned only if performance goals over the performance periods established by or under the direction of the Compensation Committee are met. The number of performance shares subject to vesting is determined at the end of a given performance period. Generally, if the performance criteria are deemed achieved, performance shares will vest from one to three years from the anniversary of the grant date. Restricted stock units are time-based awards that generally vest over a period of one to three years from the date of grant.

During the three months ended March 31, 2010, the Company granted 94,500 performance shares, at a weighted average fair value of $22.74, which contain a performance condition based on attaining pre-defined gross margin dollar goals for calendar 2010. The performance shares will be delivered in common stoc0k at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to two hundred (200%) of the target award. The fair value of these performance shares is based on the closing market price of the Company’s common stock on the date of award.

Commencing in 2009, the Company granted performance shares which contain a market condition based on Total Shareholder Return (TSR) and which measure the Company’s relative performance against the Russell 2000 Index. The performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to two hundred (200%) of the target award. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the Russell 2000 Index companies over each performance period. During the three months ended March 31, 2010 and 2009, the Company granted target performance shares of 401,461 and 432,276, respectively. The 2009 grants are evenly divided over three annual performance periods commencing with calendar 2009, at a weighted average fair value of $16.05 per share. The 2010 grants are evenly divided over three annual performance periods commencing with calendar 2010, at a weighted average fair value of $28.16 per share. Stock-based compensation expense for these performance shares is recognized using the graded vesting method over the three year service period.

In addition, in 2009 the Company also granted 125,000 target performance shares, at a fair value of $23.59, which are subject to the fulfillment by the Company of certain pre-defined market share performance criteria over multiple performance periods. The actual number of performance shares will be determined at the end of a given performance period. The fair value of these performance shares is based on the closing market price of the Company’s common stock on the date of award.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company also granted restricted stock units during the three months ended March 31, 2010 and 2009. The fair value of restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The awards generally vest over one or three years in equal annual installments on each anniversary of the date of grant and will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for these restricted stock units is recognized using the graded vesting method. During the three months ended March 31, 2010 and 2009, the Company granted 1,156,026 and 1,030,466 restricted stock units at a weighted average fair value of $23.26 and $13.40 per share, respectively.

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

Employee Stock Purchase Plan

During the three months ended March 31, 2010 and 2009, 339,843 and 513,946 shares were purchased at average per share prices of $19.07 and $11.94, respectively. At March 31, 2010, there were 2,403,662 shares available to be issued under the employee stock purchase plan. The stock-based compensation cost recognized in connection with the employee stock purchase plan in both the three months ended March 31, 2010 and 2009 was $1.0 million, respectively.

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

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands except per share amounts):

	Three Months Ended
	March 31, 2010	March 31, 2009
Numerator—basic and diluted net income per share:
Net income	$5,411	$8,025

Denominator—basic and diluted net income per share:
Weighted average shares used to compute basic net income per share	84,665	83,625
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	906	56
Restricted common stock awards and performance shares	1,793	569

Total shares used in calculation of diluted net income per share	87,364	84,250

Basic net income per share	$0.06	$0.10

Diluted net income per share	$0.06	$0.10

Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three months ended March 31, 2010 and 2009, approximately 1.5 million and 9.1 million shares relating to potentially dilutive securities, primarily from stock options, were excluded from the denominator in the computation of diluted net income per share because their inclusion would be anti-dilutive.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Segment Revenue and Contribution Margin

Segment contribution margin includes all product line segment revenues less the related cost of sales, direct marketing and direct engineering expenses. Management allocates corporate manufacturing costs and some infrastructure costs such as facilities and information technology costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include sales costs, marketing costs other than direct marketing, general and administrative costs, such as legal and accounting, stock-based compensation expenses, acquisition-related integration costs, amortization and impairment of purchased intangible assets, restructuring costs, interest and other income (expense), net.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Financial information for each reportable segment is as follows as of and for the three months ended March 31, 2010 and 2009 (in thousands):

	Video Communications Solutions	Voice Communications Solutions	Services	Total
For the three months ended March 31, 2010:
Revenue	$148,325	$79,732	$48,097	$276,154
Contribution margin	70,591	35,700	21,148	127,439
As of March 31, 2010: Inventories	40,802	27,728	14,400	82,930
For the three months ended March 31, 2009:
Revenue	$121,857	$61,437	$42,116	$225,410
Contribution margin	56,522	23,408	19,507	99,437
As of March 31, 2009: Inventories	39,731	31,261	16,125	87,117

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Segment contribution margin	$127,439	$99,437
Corporate and unallocated costs	(91,619)	(70,384)
Stock-based compensation	(13,819)	(6,949)
Effect of stock-based compensation cost on warranty expense	(121)	(112)
Amortization of purchased intangibles	(4,804)	(4,797)
Restructuring costs	(1,749)	(6,417)
Interest and other income (expense), net	(8,581)	(281)

Income before provision for income taxes	$6,746	$10,497

13. INCOME TAXES

The Company’s overall effective tax rate for the three months ended March 31, 2010 and 2009 was 19.8% and 23.6%, respectively, which resulted in a provision for income taxes of $1.3 million and $2.5 million, respectively. The decrease in the effective tax rate for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily related to the relative increase in foreign earnings in 2010 which are subject to lower tax rates together with the release of $0.8 million in tax reserves and associated interest due to the lapse of the statutes of limitation in various jurisdictions. Partially offsetting the decrease in the effective tax rate for the three months ended March 31, 2010 as compared to the same period in the prior year was the benefit of the federal research and development tax credit which was reflected in the tax rate in 2009, but not included in the 2010 tax rate due to the expiration of the federal research tax credit for amounts paid or incurred after December 31, 2009.

During the three months ended March 31, 2010 and 2009, the Company released $0.7 million and $0.9 million, respectively, in tax reserves due to the lapse of the statutes of limitation in certain jurisdictions. Additionally, $3.4 million in tax reserves related to the cost sharing of stock based compensation were released as an adjustment to stockholders’ equity and $0.2 million in additional state tax reserves were recorded during the three months ended March 31, 2010. As of March 31, 2010, the Company has $40.4 million of unrecognized tax benefits compared to $44.4 million at December 31, 2009. The Company anticipates that except for a California Franchise Tax audit settlement of approximately $0.8 million for tax years 2005 and 2006, and $1.7 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2010 and 2009, the Company had approximately $3.5 million and $4.1 million, respectively, of accrued interest and penalties related to uncertain tax positions.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS, OPERATING COSTS AND EXPENSES AND OUR CHANNEL INVENTORY LEVELS, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “RISK FACTORS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009.

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

Important drivers for the adoption of Polycom UC solutions include: 1) the return on investment (ROI) achieved through productivity gains of faster decision-making and the reduction in travel costs, 2) the significant improvement in quality of customer experience through our immersive telepresence and high definition video and voice solutions, 3) the ease of connectivity through business-to-business and emerging cloud-based solutions, 4) the need for business continuity solutions, and 5) the environmental or “green” benefits of using Polycom’s solutions.

Based on these drivers and Polycom’s increasingly unique position as a large independent collaboration solutions provider, we launched a strategic investment plan in the fourth quarter of 2009 intended to capture a strong position in the growing UC collaboration market. We believe Polycom has the opportunity to serve a pivotal role in the broader communications ecosystem to provide an integrated collaboration solution, regardless of which call management or presence-based solution a particular customer has adopted. We are now executing on five core strategic initiatives to capture the collaboration market opportunity and to optimize our position as the partner of choice for global communications providers and as the provider of choice for our customers. These initiatives include enhancements to our go-to-market capability; building our strategic partnerships with companies such as Avaya, Broadsoft, Hewlett-Packard, IBM, Juniper, Microsoft and Siemens; focusing on service providers’ enhanced sell-through, as well as developing specific products and services to support their growing offerings in the managed and hosted space; further innovation surrounding our telepresence products and other solutions; and expansion of our professional services practice.

Revenues for the three months ended March 31, 2010 were $276.2 million, an increase of $50.7 million, or 23%, over the same period of 2009. The increase in revenues primarily reflects an increase in sales volumes of our video communications solutions and voice communications products, and to a lesser extent an increase in service revenues. Global economic conditions negatively impacted our revenues in 2009, particularly in our Voice Communications Solutions segment. The first quarter of 2010 marked the Company’s fourth consecutive quarter of sequential growth and second consecutive quarter of growth on a year-over year basis.

For the first quarter of 2010, we did not experience the seasonally typical first quarter sequential declines in revenue that we have historically experienced. Our revenues increased sequentially across many of our product lines and geographies. We also experienced strong year-over-year growth across all our product lines and geographies. Despite these recent signs of stabilization, we continue to be cautious about our future outlook in light of the global economic climate.

During the three months ended March 31, 2010, we generated approximately $20.7 million in cash flow from operating activities, which after the impact of investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $37.9 million net decrease in our total cash and cash equivalents.

Our Video Communications Solutions, Voice Communications Solutions and Services segments accounted for 54%, 29% and 17%, respectively, of our revenues during the three months ended March 31, 2010, compared with 54%, 27% and 19%, respectively, of our revenues in the three months ended March 31, 2009. See Note 12 of Notes to Condensed Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin and segment inventory.

The discussion of results of operations at the consolidated level is followed by a discussion of results of operations by segment for the three months ended March 31, 2010 and 2009.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended
	March 31, 2010	March 31, 2009
Revenues:
Product revenues	83%	81%
Service revenues	17%	19%

Total revenues	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	41%	43%
Cost of service revenues as a % of service revenues	51%	49%

Total cost of revenues	42%	44%

Gross profit	58%	56%

Operating expenses:
Sales and marketing	33%	29%
Research and development	12%	13%
General and administrative	6%	6%
Amortization of purchased intangibles	0%	1%
Restructuring costs	1%	3%

Total operating expenses	52%	52%

Operating income	6%	5%
Interest and other income (expense), net	3%	0%

Income before provision for income taxes	3%	5%
Provision for income taxes	1%	1%

Net income	2%	4%

Revenues

	Three Months Ended
$ in thousands	March 31, 2010	March 31, 2009	Increase
Video Communications Solutions	$148,325	$121,857	22%
Voice Communications Solutions	$79,732	$61,437	30%
Services	$48,097	$42,116	14%

Total Revenues	$276,154	$225,410	23%

Total revenues for the three months ended March 31, 2010 were $276.2 million, an increase of $50.7 million, or 23%, over the same period of 2009. The increase in revenues in the three month period primarily reflects an increase in sales volumes of our video communications solutions and voice communications products, and to a lesser extent an increase in service revenues.

Video Communications Solutions segment revenues include revenues from sales of our video communications and network systems product lines. Revenue from video communications products increased to $118.2 million for the three months ended March 31, 2010 from $101.5 million in the year ago period, a 16% increase. The revenue increase in the three month period was primarily due to an increase in sales volumes of our HDX® product family and new video communications products, such as our Polycom® CX5000 unified conference station, QDX 6000™ video conferencing system and VVX™ 1500 business media phone, partially offset by lower sales volumes of our immersive telepresence products, and decreases in sales volumes of our VSX® product family due to the transition to HD products. While we experienced strong growth in orders of our immersive telepresence products both sequentially and year-over-year in the first quarter of 2010, revenues from our immersive telepresence products in the first quarter of 2010 were down sequentially and year-over-year as revenue recognized in any given period will fluctuate depending on a number of factors, including customer request dates and timing of product acceptance where contractually required. Revenues from our network systems products for the three months ended March 31, 2010 were $30.1 million, up 48% from revenues of $20.3 million in the comparable 2009 period. The revenue increase is primarily due to increases in our video network systems and software revenues, which were driven primarily by the introduction of new products and enhancements to existing products.

Voice Communications Solutions product revenues in the three month period increased by $18.3 million or 30% as compared to the comparable year ago period. This increase is primarily due to increased sales volumes of our voice communications products, including our Voice-over-IP, circuit-switched, wireless and installed voice product lines. Revenues from our Voice Communications Solutions declined year-over-year from the fourth quarter of 2008 through the second quarter of 2009. We believe these declines were primarily a result of the global economic climate and that this business is now improving as the economy improves. In the third quarter of 2009, we experienced sequential growth for the first time since the second quarter of 2008. We have continued to experience sequential growth with increases of 4% and 8% in the fourth quarter of 2009 and first quarter of 2010, respectively.

Services revenues increased in the three month period as compared to the comparable year ago period primarily due to increases in video-related services, and to a lesser extent, increased network systems-related services, partially offset by a decrease in voice-related services.

International revenues, defined as revenues outside of the U.S. and Canada, accounted for 50% and 47% of total revenues for the three month periods ended March 31, 2010 and 2009, respectively. On a regional basis, North America, EMEA, Asia Pacific and Latin America accounted for 50%, 25%, 21% and 4%, respectively, of our total revenues for the three months ended March 31, 2010. North America, EMEA, Asia Pacific and Latin America revenues increased 16%, 17%, 39% and 90%, respectively, over the comparable 2009 period. Revenue increases across these geographic regions were across all three of our segments.

During the three months ended March 31, 2010, one channel partner accounted for 13% of our total net revenues, 13% of our Video Communications Solutions segment revenues and 17% of our Voice Communications Solutions revenue. No one customer accounted for more than 10% of our Services segment revenues during the three months ended March 31, 2010. During the three months ended March 31, 2009, no one customer accounted for more than 10% of our total net revenues or of our Voice Communications Solutions or Services segment revenues. One channel partner accounted for 11% of our Video Communications Solutions segment revenues during the three months ended March 31, 2009. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

We typically ship products within a short time after we receive an order and, therefore, we do not consider backlog to be a good indicator of future revenues. As of March 31, 2010, we had $66.2 million of order backlog as compared to $42.9 million at March 31, 2009. We include in backlog open product orders which we expect to ship or service orders which we expect to bill and for which we expect to record revenue in the following quarter. Once billed, unrecorded service revenue is included in deferred revenue until earned. We believe that the current level of backlog will continue to fluctuate primarily as a result of the level and timing of orders received and customer delivery dates requested outside of the quarter. The level of backlog at any given time is also dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based in part on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline from its current levels.

Cost of Revenues and Gross Margins

	Three Months Ended
$ in thousands	March 31, 2010	March 31, 2009	Increase/ (Decrease)
Product Cost of Revenues	$92,549	$78,007	19%
% of Product Revenues	41%	43%	(2	)pts
Product Gross Margins	59%	57%	2	pts
Service Cost of Revenues	$24,286	$20,469	19%
% of Service Revenues	51%	49%	2	pts
Service Gross Margins	49%	51%	(2	)pts
Total Cost of Revenues	$116,835	$98,476	19%
% of Total Revenues	42%	44%	(2	)pts
Total Gross Margins	58%	56%	2	pts

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

Overall, product gross margins increased by 2 percentage points in the three months ended March 31, 2010 as compared to the comparable period in 2009 due to increases in gross margins in both our Video Communications Solutions and Voice Communications Solutions segments. The increase in the Video Communications Solutions segment gross margins was primarily due to an increase in network systems gross margins. The increase in the Voice Communications Solutions segment gross margins was due primarily to an improved product mix and increased revenues. The increase in total product gross margins was also due in part to a decrease in past license fee claims, of which we incurred approximately $1.1 million in the first quarter of 2009 as compared to zero in the first quarter of 2010. These costs were not allocated to our segments. Cost of product revenues and product gross margins included a $0.8 million and $0.5 million charge for stock-based compensation, which are not allocated to our segments, in the three months ended March 31, 2010 and 2009, respectively.

We expect product gross margins to improve slightly in the near term, but margins could be higher or lower depending on mix variations and other factors.

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

Overall, service gross margins decreased in the three months ended March 31, 2010 over the comparable period in 2009 primarily as a result of a mix shift toward lower gross margin service offerings and increased costs, including higher video network operation center charges from third parties and headcount additions to support our go-to-market and professional services strategic initiatives. Cost of service revenues included a $1.2 million and $0.8 million charge for stock-based compensation in the three months ended March 31, 2010 and 2009, respectively.

Forecasting future service gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Uncertainties surrounding revenue levels, including future potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related attach rates for new service as well as maintenance renewal rates, the utilization of our professional services personnel as we develop our professional services practice and expand our offerings as part of our strategic investment plan, our ability to achieve greater efficiencies in the installations of our RPX™ telepresence product, increasing costs for freight and repair costs, and the timing of sales can cause our cost of services revenues percentage to vary from quarter to quarter. In order to control expenses in any given quarter, we have taken actions to reduce costs such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Sales and Marketing Expenses

$ in thousands	Three Months Ended		Increase
	March 31, 2010	March 31, 2009
Expenses	$90,916	$66,233	37%
% of Revenues	33%	29%	4	pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct marketing expenses, are not allocated to our segments.

The increase in sales and marketing expenses in absolute dollars for the three months ended March 31, 2010, as compared to the comparable period in 2009, was due primarily to increased headcount resulting in increased compensation costs, higher travel and entertainment expenses, as well as increased recruitment and training costs. Sales and marketing expenses also increased as a result of increased stock-based compensation charges, which were $6.3 million and $1.9 million in the three month periods ended March 31, 2010 and 2009, respectively.

We expect our sales and marketing expenses to continue to increase in absolute dollars in the near term as a result of incurring costs to recruit and hire new sales and marketing personnel, and expenses will also likely increase in the future as revenues increase. We will also make additional investments in sales and marketing as a result of our strategic investment plan to support our key initiatives surrounding enhancing our go-to-market capability, increasing our strategic partnerships and focusing on service provider’s enhanced sell-through, as well as developing specific products and services to support their growing offerings in the managed and hosted space, in order to extend our market reach and grow our business.

Forecasting sales and marketing expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we market new products and also depending upon the timing of trade shows. Sales and marketing expenses may also fluctuate due to increased international expenses and the impact of changes in foreign currency exchange rates. In order to control operating expenses in any given quarter, we have taken actions to reduce costs such as delaying or limiting the scope of marketing programs and other projects, imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues. These actions are not necessarily sustainable in the long term and we have begun to increase spending in order to maintain and build the business in future periods, which among other factors may negatively impact our operating margins, particularly the reinstatement of merit increases, which is currently planned for the third quarter of 2010 and bonus programs, which we currently plan to phase in commencing in the second quarter of 2010, and the elimination of encouraged paid time off programs.

Research and Development Expenses

	Three Months Ended		Increase/ (Decrease)
$ in thousands	March 31, 2010	March 31, 2010
Expenses	$33,905	$28,453	19%
% of Revenues	12%	13%	(1	)pt

Research and development expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs.

Research and development expenses increased in absolute dollars for the three months ended March 31, 2010 as compared to the comparable period in 2009, while decreasing as a percentage of revenues for the three months ended March 31, 2010. The increase in absolute dollars in the three months ended March 31, 2010 as compared to the comparable period in 2009 is primarily due to increased headcount, primarily in our Video Communications Solutions segment, and increased program development expenses. Research and development expenses also increased as a result of increased stock-based compensation charges, which were $3.1 million and $1.9 million in the three month periods ended March 31, 2010 and 2009, respectively.

        We are currently investing research and development resources to enhance and upgrade the products that comprise our collaboration communications solutions, which encompass products and services in all three segments, including enhancements to our existing network systems products, products that address the high definition video conferencing market, including our immersive telepresence products, and additional voice-over-IP products. We anticipate committing a greater proportion of our research and development expenses toward enhancing the integration and interoperability of our entire video solutions product suite. We are also investing more heavily in research and development as a result of increased business opportunities with strategic partners and service provider customers as a result of our key strategic initiatives in these areas, as well as in key vertical markets such as the U.S. federal government.

We believe that technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. We expect that research and development expenses in absolute dollars will increase in the near term, but will fluctuate depending on the timing and number of development activities in any given quarter. Research and development expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. In order to control operating expenses in any given quarter, we have taken actions to reduce costs such as delaying or limiting the scope of engineering projects, imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues. Such actions may not be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues. These actions are not necessarily sustainable in the long term, and we have begun to increase spending in order to maintain and build the business in future periods, which among other factors may negatively impact our operating margins, particularly the reinstatement of merit increases, which is currently planned for the third quarter of 2010, and bonus programs, which we currently plan to phase in commencing in the second quarter of 2010, and the elimination of encouraged paid time off programs.

General and Administrative Expenses

	Three Months Ended		Increase
$ in thousands	March 31, 2010	March 31, 2009
Expenses	$15,982	$13,589	18%
% of Revenues	6%	6%	—

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, patent litigation costs, and bad debt expense. General and administrative expenses are not allocated to our segments.

General and administrative expenses increased in absolute dollars and remained flat as a percentage of revenues for the three months ended March 31, 2010 as compared to the comparable period in 2009. The increase in general and administrative expenses in absolute dollars in the three months ended March 31, 2010 over the comparable period in the prior year was primarily due to increased legal fees and other outside services. General and administrative expenses also increased as a result of increased stock-based compensation charges, which were $2.5 million and $1.9 million in the three month periods ended March 31, 2010 and 2009, respectively.

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

We believe that our general and administrative expenses will increase in absolute dollar amounts in the near term, but could fluctuate as we make investments in enhancements to our financial and operating systems and other costs related to supporting a larger company, increased costs associated with regulatory requirements, and our continued investments in international regions. General and administrative expenses will also increase as a result of additional investments required to support our key strategic initiatives, including adding additional infrastructure to support our increased go-to-market capability and focus on service providers. In order to control operating expenses in any given quarter, we have taken actions to reduce costs such as delaying or limiting the scope of administrative projects, imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues. These actions are not necessarily sustainable in the long term, and we have begun to increase spending in order to maintain and build the business in future periods, which among other factors may negatively impact our operating margins, particularly the reinstatement of merit increases, which is currently planned for the third quarter of 2010, and bonus programs, which we currently plan to phase in commencing in the second quarter of 2010, and the elimination of encouraged paid time off programs.

Amortization of Purchased Intangibles

In the three months ended March 31, 2010 and 2009, we recorded $1.4 million and $1.5 million, respectively, for amortization of purchased intangibles related to the Voyant, DSTMedia, Destiny and SpectraLink acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives, which range from several months to eight years.

Restructuring

During the three months ended March 31, 2010 and 2009, we recorded $1.7 million and $6.4 million, respectively, related to restructuring actions that resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams.

During the third quarter of 2009, we committed to a restructuring plan to realign and reinvest resources in the strategic growth areas of the business. We eliminated those positions that were not aligned with the go-to-market structure under our new sales leadership and reallocated resources to growth areas. The plan included the elimination of approximately four percent of our global workforce. We recorded additional charges of approximately $1.7 million during the first quarter of 2010 as a result of the final notifications related to these actions. The majority of the remaining severance-related cash expenditures are expected to be made by the end of the second quarter of 2010.

During the first quarter of 2009, we eliminated certain positions throughout the company amounting to approximately six percent of our global workforce. As a result of these actions, we recorded restructuring charges of $6.4 million, primarily related to severance and other employee termination benefits.

See Note 4 of Notes to Condensed Consolidated Financial Statements for further information on restructuring costs.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts, gains and losses on investments, non-income related taxes and fees and foreign exchange related gains and losses. Interest and other income (expense) was a net expense of $8.6 million and $0.3 million during the three months ended March 31, 2010 and 2009, respectively.

Interest and other income (expense), net, increased in the three months ended March 31, 2010 compared to the same period in the prior year primarily due to losses recognized in the first quarter of 2010 totaling $6.5 million related to investments that we considered to be other than temporarily impaired and the write-off of a non-trade note receivable and, to a lesser extent, lower interest income due to lower average investment returns. There were no such impairment losses or non-trade note receivable write-offs in the first quarter of 2009. See Note 7 of Notes to Condensed Consolidated Financial Statements for further discussion on the accounting for our investments.

Interest and other income (expense), net, will fluctuate due to changes in interest rates and returns on our cash and investments, any future impairment of investments, foreign currency rate fluctuations on un-hedged exposures, fluctuations in costs associated with our hedging program and timing of non-income related taxes and license fees. The cash balance could also decrease depending upon the amount of cash used in any future acquisitions, our stock repurchase activity and other factors, which would also impact our interest income.

Provision for Income Taxes

Our overall effective tax rate for the three months ended March 31, 2010 and 2009 was 19.8% and 23.6%, respectively, which resulted in a provision for income taxes of $1.3 million and $2.5 million, respectively. The decrease in the effective tax rate for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily related to a relative increase in foreign earnings in 2010, which are subject to lower tax rates, together with the release of $0.8 million in tax reserves and associated interest due to the lapse of the statutes of limitation in various jurisdictions. Partially offsetting the decrease in the effective tax rate for the three months ended March 31, 2010 as compared to the same period in the prior year was the benefit of the federal research and development tax credit which was reflected in the tax rate in 2009 but was not included in the 2010 tax rate due to the expiration of the federal research tax credit for amounts paid or incurred after December 31, 2009.

During the three months ended March 31, 2010 and 2009, we released $0.7 million and $0.9 million, respectively, in tax reserves due to the lapse of the statutes of limitation in certain jurisdictions. Additionally, $3.4 million in tax reserves related to the cost sharing of stock based compensation were released as an adjustment to stockholders’ equity and $0.2 million in additional state tax reserves were recorded in the three months ended March 31, 2010. As of March 31, 2010, we had $40.4 million of unrecognized tax benefits compared to $44.4 million at December 31, 2009. Except for a California Franchise Tax audit settlement of approximately $0.8 million for tax years 2005 and 2006, and $1.7 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, we estimate that there will be no material changes in uncertain tax positions in the next 12 months.

We recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2010 and 2009, we had approximately $3.5 million and $4.1 million, respectively, of accrued interest and penalties related to uncertain tax positions.

We are also subject to the periodic examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities, and in some cases we have received additional tax assessments. Currently, certain tax years are under audit by the relevant tax authorities, including an examination of our U.S. federal tax returns for the calendar years 2006 and 2007 by the IRS. The timing of the resolution of income tax examinations is highly uncertain and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues in the IRS examination could be resolved within the next 12 months, based on the current facts and circumstances, we cannot estimate the timing of such resolution or the range of potential changes as it relates to the unrecognized tax benefits that are recorded as part of our financial statements. We do not expect any material settlements in the next 12 months, but the outcome of the examinations is inherently uncertain.

Segment Information

A description of our products and services, as well as selected financial data, for each segment can be found in Note 12 to Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three months ended March 31, 2010 and 2009.

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

Video Communications Solutions

	Three Months Ended
$ in thousands	March 31, 2010	March 31, 2009	Increase
Revenue	$148,325	$121,857	22%
Contribution margin	$70,591	$56,522	25%
Contribution margin as % of Video Communications Solutions revenues	48%	46%	2	pts

Video Communications Solutions segment revenues include revenues from sales of our video communications and network systems product lines. Revenues from our Video Communications Solutions segment increased by $26.5 million or 22% to $148.3 million in the three months ended March 31, 2010 as compared to the same period in 2009.

Revenue from video communications products, which consisted primarily of our HDX® and VSX® product families, increased by 16% to $118.2 million for the three months ended March 31, 2010 from $101.5 million in the year ago period. The revenue increase in the three month period was primarily due to an increase in sales volumes of our HDX product family and new video communications products, such as our Polycom® CX5000 unified conference station, QDX 6000™ video conferencing system and VVX™ 1500 business media phone, partially offset by lower sales volumes of our RPX immersive telepresence products, and decreases in sales volumes of our VSX product family. With the increasing adoption of high definition (HD), our HD products comprised an increasing percentage of the group video units sold. For the first quarter of 2010, over 80% of our video communication product revenues were derived from our high definition HDX products versus our standard definition VSX products. We believe the return on investment of video has made this segment of our business more resilient than our Voice Communications Solutions segment in the current economic environment; however, in 2009 we experienced, and we may continue to experience, a negative impact on our video communications product revenues due to tightened capital and operating budgets as a result of the economic environment.

Revenues from our network systems products for the three months ended March 31, 2010 were $30.1 million, up 48% from revenues of $20.3 million in the comparable 2009 period. The increase in the three month period was due primarily to increases in our video network systems and software revenues, offsetting decreases in voice network systems revenues. Total unit sales of our video network system products increased in the first quarter of 2010 as compared to the same period in 2009, and we continued to see a mix shift toward our newer RMX product lines away from our MGC products, with RMX units comprising the vast majority of video network system units shipped during the first quarter of 2010. Growth in our software revenues primarily reflects increased revenues from sales of our Polycom Converged Management Application™ (CMA™) desktop software application products. Voice network system product revenues declined in the first quarter of 2010 as compared to the year ago period as a result of the increased adoption of our unified RMX product offering.

International revenues, defined as revenues outside of the U.S. and Canada, accounted for 61% and 56% of our Video Communications Solutions segment revenues for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010 and 2009, one channel partner accounted for 13% and 11%, respectively, of our total net revenues for our Video Communications Solutions segment. We believe it is unlikely that the loss of any one channel partner would have a long term material adverse effect on consolidated revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The contribution margin as a percentage of Video Communications Solutions segment revenues was 48% for the three months ended March 31, 2010 as compared to 46% in the comparable period in 2009. The increase in contribution margin was primarily as a result of direct marketing expenses decreasing as a percentage of revenues and in absolute dollars and, to a lesser extent, an increase in gross margins. The increase in gross margins was primarily due to an increase in network systems gross margins. Engineering expenses increased in absolute dollars but remained flat as a percentage of revenues.

Direct marketing and engineering spending in the Video Communications Solutions segment will fluctuate depending upon the timing of new product launches and marketing programs.

Voice Communications Solutions

	Three Months Ended
$ in thousands	March 31, 2010	March 31, 2009	Increase
Revenue	$79,732	$61,437	30%
Contribution margin	$35,700	$23,408	53%
Contribution margin as % of Voice Communications Solutions revenues	45%	38%	7	pts

Revenues from our Voice Communications Solutions segment for the three months March 31, 2010 increased 30% over the comparable 2009 period to $79.7 million, primarily due to increased sales volumes of our voice communications products, including our Voice-over-IP, circuit-switched, wireless and installed voice product lines. Revenues from our Voice Communications Solutions declined year-over-year from the fourth quarter of 2008 through the second quarter of 2009. We believe these declines were primarily a result of the global economic climate and that this business is now improving as the economy improves. In the third quarter of 2009, we experienced sequential growth for the first time since the second quarter of 2008. We have continued to experience sequential growth with increases of 4% and 8% in the fourth quarter of 2009 and first quarter of 2010, respectively. Our voice communications products do not provide the same return on investment profile that we believe our video communications solutions products provide to customers who have curtailed travel and other related expenditures in a down economy, making our voice products more susceptible to economic downturns.

International revenues, defined as revenues outside of the U.S. and Canada, accounted for 34% and 37% of our Voice Communications Solutions segment revenues in the three months ended March 31, 2010 and 2009, respectively. In the three months ended March 31, 2010, one channel partner accounted for 17% of our Voice Communications Solutions segment revenues. During the three months ended March 31, 2009, no one channel partner accounted for more than 10% of our Voice Communications Solutions segment revenues. We believe it is unlikely that the loss of any one channel partner would have a long term material adverse effect on consolidated revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The contribution margin as a percentage of Voice Communications Solutions segment revenues for the three months ended March 31, 2010 was 45% as compared to 38% in the comparable 2009 period, an increase of 7 percentage points. The increase in contribution margin was primarily due to both engineering and direct marketing expenses decreasing as a percentage of revenues and an increase in gross margins. Gross margins increased due to an improved product mix and increased revenues. Operating expenses were flat in absolute dollars compared to the year ago period, with slightly higher engineering expenses offset by lower direct marketing expenses.

Direct marketing and engineering spending in the Voice Communications Solutions segment will fluctuate depending upon the timing of new product launches and marketing programs.

Services

	Three Months Ended
$ in thousands	March 31, 2010	March 31, 2009	Increase/ (Decrease)
Revenue	$48,097	$42,116	14%
Contribution margin	$21,148	$19,507	8%
Contribution margin as % of Services revenues	44%	46%	(2	)pts

Revenues from our Services segment increased by $6.0 million or 14% to $48.1 million in the three months ended March 31, 2010, as compared to the same period in 2009. The revenue increase was due primarily to increases in video-related services, and to a lesser extent, increased network systems-related services, partially offset by a decrease in voice-related services.

International revenues, defined as revenues outside of the U.S. and Canada, accounted for 42% and 37% of total Services revenues for the three months ended March 31, 2010 and 2009, respectively. No one customer accounted for more than 10% of our total revenues for our Services segment for the three months ended March 31, 2010 or 2009.

Overall, the Services segment contribution margin as a percentage of Service segment revenues decreased by 2 percentage points for the three months ended March 31, 2010 as compared to the same period in 2009. The decrease was primarily due to a mix shift toward lower gross margin services offerings and increased costs, including higher video network operation center charges from third parties and headcount additions to support our go-to-market and professional services strategic initiatives.

Liquidity and Capital Resources

As of March 31, 2010, our principal sources of liquidity included cash and cash equivalents of $293.2 million, short-term investments of $169.4 million and long-term investments of $7.3 million. Substantially all of our short-term and long-term investments are comprised of U.S. government securities, corporate debt securities and corporate preferred equity securities. See Note 7 of Notes to our Condensed Consolidated Financial Statements.

Our total cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries totaled $310.1 million as of March 31, 2010, and the remaining $159.8 million was held in the United States. If we would need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

We generated cash from operating activities totaling $20.7 million in the three months ended March 31, 2010, compared to $26.8 million in the comparable period of 2009. The decrease in cash provided from operating activities for the three months ended March 31, 2010 was due primarily to increased trade receivables, prepaid expenses and other assets, inventories and deferred taxes and a smaller decrease in other accrued liabilities. Partially offsetting these negative effects were an increase in accounts payable and taxes payable and increased net income and non-cash expenses.

The total net change in cash and cash equivalents for the three months ended March 31, 2010 was a decrease of $37.9 million. The primary sources of cash were $20.7 million from operating activities and $19.7 million associated with the exercise of stock options and purchases under the employee stock purchase plan. The primary uses of cash during this period were $38.4 million for purchases of investments, net of sales and maturities, $17.0 million for purchases of property and equipment and $26.7 million for purchases of our common stock. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses and other items (such as depreciation, amortization, the provision for doubtful accounts, inventory write-downs for excess and obsolescence, and non-cash stock based compensation), and increases in accounts payable and taxes payable. Partially offsetting the positive effect of these items were increases in trade receivables, inventories, deferred taxes and prepaid expenses and other assets and a smaller decrease in other accrued liabilities.

Our days sales outstanding, or DSO, metric was 45 days at March 31, 2010 and 2009. We expect that DSO will remain in the 40 to 50 day range but could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables, which typically have longer payment terms, and increases in receivables from service providers and government entities, which have customarily longer payment terms. DSO could be negatively impacted in the current economic environment if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Inventory turns were 5.6 turns at March 31, 2010 as compared to 4.5 turns at March 31, 2009. The increase in inventory turns was a result of the decrease in our finished goods inventory levels in the first quarter of 2010 as compared to the first quarter of 2009. We believe inventory turns will fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a greater mix of ocean freight versus air freight to reduce freight costs. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to the increased demands of our growing business.

Cash used for purchases of property and equipment increased significantly in the first quarter of 2010 to $17.0 million as compared to $8.5 million in the first quarter of 2009. We expect that our capital expenditures will increase in the remainder of 2010 as compared to 2009 due to the investments we are making as a result of our strategic investment plan, including upgrading our Enterprise Resource Planning (ERP) systems and adding and expanding our demonstration centers.

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

From time to time, the Board of Directors has approved plans to purchase shares of our common stock in the open market. During the three months ended March 31, 2010, we purchased approximately 0.9 million shares of our common stock in the open market for cash of $20.0 million. As of March 31, 2010, we were authorized to purchase up to an additional $167.2 million under the share repurchase plan, which was originally approved in 2008. We continue to closely monitor our repurchase program in light of the current economic environment. As a result, our stock repurchase activity could vary from period to period. See Note 9 of Notes to our Condensed Consolidated Financial Statements for a discussion of the accounting for our common stock repurchases and the resultant accumulated deficit included in stockholder’s equity in our Condensed Consolidated Balance Sheet.

At March 31, 2010, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $200.2 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Consolidated Financial Statements once goods or services have been received or at such time that we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit totaling approximately $1.5 million to secure the leases on some of our offices.

The table set forth below shows, as of March 31, 2010, the future minimum lease payments due under our current lease obligations. Total estimated sublease income for 2010 to 2013 is approximately $0.2 million and is netted in the amounts below. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of March 31, 2010 are as follows (in thousands):

	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long -Term Liabilities	Purchase Commitments
Three months ending March 31,
Remainder of 2010	$16,006	$2,901	$—	$196,880
2011	16,585	3,653	1,607	2,042
2012	13,296	2,732	1,601	1,240
2013	7,983	1,379	668	—
2014	6,617	1,096	1,117	—
Thereafter	11,851	2,359	7,486	—

Total payments	$72,338	$14,120	$12,479	$200,162

As discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements, at March 31, 2010, we have unrecognized tax benefits, including related interest, totaling $43.9 million, $1.0 million of which is expected to be due within the next 12 months related to the California Franchise Tax audit settlement for tax years 2005 and 2006. Payments we make for income taxes may increase during 2010 as our available net operating losses are depleted.

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

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. With the exception of those discussed in Note 2 of our Condensed Consolidated Financial Statements, there have been no significant changes to these policies or recent accounting pronouncements or changes in accounting pronouncements that are of potential significance to us during the three months ended March 31, 2010.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.

Revenue Recognition and Product Returns

We recognize revenue when persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met. Additionally, we recognize extended service revenue on our hardware and software products ratably over the service period, generally one to five years.

Our video communications solutions products are integrated with software that is essential to the functionality of the product. Additionally, we provide unspecified software upgrades and enhancements for most of these products through maintenance contracts.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•

require an entity to allocate revenue in an arrangement using estimated selling price (“ESP”) of deliverables if a vendor first does not have vendor-specific objective evidence (“VSOE”) of selling price or secondly does not have third-party evidence (“TPE”) of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We elected to early adopt this accounting guidance at the beginning of our first quarter of fiscal year 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009.

A multiple-element arrangement includes the sale of one or more tangible products with one or more associated services offerings, each of which are considered separate units of accounting. Beginning with new or materially modified arrangements as of January 1, 2010, we allocate revenue to each element in a multiple-element arrangement based upon the relative selling price of each deliverable. When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price for that deliverable. Revenue allocated to each element is then recognized when the other revenue recognition criteria are met for each element.

The adoption of the new revenue accounting guidance, which resulted in an increase in revenues during the quarter of $1.3 million, did not have a material impact on our revenues or results of operations for the three months ended March 31, 2010. We accrue for sales returns and other allowances as a reduction to revenues upon shipment based upon our contractual obligations and historical experience.

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

Deferred and Refundable Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of March 31, 2010, we have $45.2 million in net deferred tax assets. Included in the net deferred tax asset balance is a $1.4 million valuation allowance related to net operating losses generated in Denmark.

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

As of March 31, 2010, our fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments, corporate bonds, commercial paper, municipal securities and money market funds. Included in available-for-sale securities is cash equivalents, which consist of investments with maturities of three months or less and include money market funds.

Our preferred equity available-for-sale securities represent preferred stocks and puts on treasury bond futures as part of a capital gains capture program that generates capital gains to offset capital losses.

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

We assess the impairment of goodwill and other indefinite lived intangibles at least annually unless impairment indicators exist sooner. We assess the impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important that could trigger an impairment review include the following:

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

In the fourth quarter of 2009, we completed our annual goodwill impairment test. The assessment of goodwill impairment was conducted by determining and comparing the fair value of each of our reporting units to the reporting unit’s carrying value as of that date. Based on the results of these impairment tests, which indicated that the estimated fair values of each of our reporting units substantially exceed its carrying value, we determined that our goodwill assets were not impaired as of December 31, 2009.

We assess our purchased intangibles for impairment on an ongoing basis. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted expected future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists, and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. Based on events in the fourth quarter of 2007, we performed an assessment of our purchased intangibles and determined that certain purchased intangible assets acquired as part of the Voyant acquisition had been impaired as of December 31, 2007; accordingly, we recorded impairment charges of approximately $3.6 million. There were no impairment charges recorded in 2008 as no impairment indicators existed. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill and purchased intangible impairment tests.

Non-marketable Securities

We periodically make strategic investments in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. For example, to date, due to these and other factors, we have recorded cumulative charges against earnings totaling $21.5 million associated with the impairment of these investments, including $7.4 million in the second quarter of 2007. At March 31, 2010 and December 31, 2009, our strategic investments had a carrying value of $2.2 million.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We generally invest excess cash in marketable debt instruments of the U.S. government and its agencies and high-quality corporate debt securities, and by policy, limit the amount of credit exposure to any one issuer. We have also invested in corporate preferred equity securities as part of a capital gains capture program. These corporate preferred equity securities are primarily comprised of investment-grade, non-convertible utility preferred stocks that are generally rated the equivalent of BBB or better by at least one of the major credit rating agencies. While an active market exists for these securities, preferred equity securities are not as actively traded as common stock equity securities. Further, while we have the ability to hold these investments, as part of our recent change in strategy with respect to our capital gains capture program, we have decided to liquidate these investments over the next several months. If we sell these securities within a short period of time, we could incur significant losses. At March 31, 2010, the fair value of these corporate preferred equity securities is $33.1 million. We recognized losses in the first quarter of 2010 totaling $6.5 million related to investments in corporate equity securities that we considered to be other than temporarily impaired based upon our decision to liquidate the securities in a relatively short period of time and an assessment of the individual holdings.

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

A sensitivity analysis was performed on our investment portfolio as of March 31, 2010. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at March 31, 2010 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS (in thousands):

-150 BPS	-100 BPS	-50 BPS	Fair Value 3/31/2010	+50 BPS	+100 BPS	+150 BPS
$177,293	$177,126	$176,959	$176,793	$176,626	$176,459	$176,293

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

As of March 31, 2010, we had outstanding forward exchange contracts to sell 7.7 million Euros at 1.42, sell 1.5 million British Pounds at 1.53, and buy 5.5 million Israeli Shekels at 3.78. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. As of March 31, 2010, we also had net outstanding foreign exchange contracts to sell 4.4 million Euros at 1.30 and buy 0.3 million British Pounds at 1.43 and buy 10.5 million Israeli Shekels at 4.21. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekels. As of March 31, 2010, we had net outstanding foreign exchange contracts to sell 33.1 million Euros at 1.42 and 2.4 million British Pounds at 1.57 and to buy 45.6 million Israeli Shekels at 3.81. These forward exchange contracts, carried at fair value, typically have maturities of less than 360 days. As of March 31, 2010, we also had net outstanding foreign exchange contracts to sell 9.9 million Euros at 1.35 and 1.2 million British Pounds at 1.51 and buy 13.5 million Israeli Shekels at 3.71. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

Based on our overall currency rate exposure as of March 31, 2010, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have a positive or negative impact of approximately $8.2 million on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. See Note 8 of Notes to Condensed Consolidated Financial Statements for further information on our foreign exchange derivatives.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Economic conditions worldwide have contributed to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to these adverse changes in general economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods, including most recently in the fiscal year ended December 31, 2009. Despite some recent signs of stabilization, these factors have created uncertainty and unpredictability and caused us to continue to be cautious about our future outlook. Global economic factors could continue to negatively impact technology spending for our products and services and may materially adversely affect our business, operating results and financial condition. Further, global economic conditions have resulted in a tightening in the credit markets, low liquidity levels in many financial markets, and extreme volatility in credit, equity, foreign currency and fixed income markets.

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

Economic pressures have also caused us to carefully control our expenses through programs such as headcount reductions, reduced discretionary spending, deferral of nonessential projects, suspension of annual salary merit increases, and encouraging paid time-off programs. Although we believe such measures to be prudent given the economic outlook, certain of these initiatives may cause us to underspend in areas later determined to be essential to the future growth of the business, negatively impact short- and long-term research and development and go-to-market productivity, or negatively impact employee morale and retention and may, as a result, adversely impact our future ability to effectively compete once economic conditions improve. Further, the tightening of our budgets and the cost control measures being taken by us in this period of economic downturn have caused us to defer infrastructure improvement projects, such as software upgrades, which may handicap the growth of our business in future periods. These actions are not necessarily sustainable in the long term, and we have begun to increase spending in order to maintain and build the business in future periods, which among other factors may negatively impact our operating margins, particularly the reinstatement of merit increases, which is currently planned for the third quarter of 2010, and bonus programs, which we currently plan to phase in commencing in the second quarter of 2010, and the elimination of encouraged paid time-off programs.

If we fail to compete successfully domestically and internationally, our business and results of operations would be significantly harmed.

Competition that we face in our markets is intense and, given the recently completed acquisition of Tandberg by Cisco Systems, it will likely intensify and place increased pressure on average selling prices for our products. Potentially lower average selling prices for our products will correspondingly have a negative impact on our revenues and gross margins. The principal competitive factors in the markets in which we presently compete and may compete in the future include the ability to:

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

We face significant competition in the video communications solutions industry. For our video conferencing end points, our major competitors include Tandberg (which was acquired by Cisco Systems in April 2010), Cisco Systems, Hewlett-Packard and a number of other companies including Aethra (which is being acquired by RADVISION), Huawei, LifeSize (which was acquired by Logitech in December 2009), as well as various smaller or new industry entrants. We face competition for sales of our RPX and TPX telepresence solutions and related services from Cisco Systems, Hewlett-Packard, Tandberg, Teleris and others. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, which may result in our having to increase our spending on marketing, and we may not be able to effectively compete against these companies due to their size.

Direct competition for telepresence product sales against larger competitors like Cisco Systems and Hewlett-Packard may also result in increased downward pressure on our product prices, as well as cause us to invest more in sales and marketing in order to compete effectively. Sales of our RPX and TPX products were lower in 2009 than in 2008, which we believe may have been caused by increased competition from companies with greater resources than us, as well as new competitive products entering the marketplace, which trend may continue in future quarters, potentially adversely affecting our revenues from such product lines.

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

For instance, in April 2010, Cisco Systems completed its acquisition of Tandberg, which could have an adverse effect on our business and our future results of operations, possibly materially. We will now have to compete with a larger combined company with significantly greater financial and sales and marketing resources than ours, an extensive channel network and with a newly acquired expanded video communications solutions product line. This new product line may be sold in conjunction with Cisco Systems’ proprietary network equipment and technology as a complete solution, making it more difficult for us to compete against them or to ascertain pricing on competitive products. In addition, Cisco Systems may use its dominance in network equipment to foreclose competition in the telepresence and/or videoconferencing equipment market. Cisco Systems may make it more difficult, more expensive, or otherwise less attractive to choose our telepresence and/or videoconferencing products in a Cisco Systems network environment. Cisco Systems may also preclude our competitive products from being fully interoperable with Cisco Systems endpoints, video infrastructure and/or network products.

Further, the acquisition of privately-held LifeSize by Logitech in December 2009 will likely result in increased competition and pricing pressure for our video communications solutions products, which could also negatively impact our future results of operations, as the newly-combined entity will have greater financial resources, deeper mass market sales channels and greater pricing flexibility than LifeSize did as a standalone entity. Further, LifeSize recently announced a partnership with Alcatel-Lucent under which they will integrate, co-sell and co-market their video communications and telepresence solutions. LifeSize could secure additional partnerships, including partnerships with companies that we already have established partnerships with, in order to compete with Polycom’s Open Collaboration Network strategy, which provides an open and interoperable collaboration solution that gives customers greater flexibility and investment protection for their UC environment.

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

Our video communications solutions network systems products experience significant direct competition from Cisco Systems, which acquired Tandberg in April 2010, Huawei, and various smaller or new industry entrants. Tandberg’s acquisition of Codian strengthened their infrastructure product offerings and continues to result in increased competition from Tandberg against our total video communications solutions offering, and has negatively impacted our video communications solutions revenues, as well as our market position with respect to video conferencing and network systems offerings. Our video communications solutions network systems product revenues declined sequentially from the fourth quarter of 2004 through the second quarter of 2006 as well as in the first and second quarters of 2007 and the first and second quarters of 2008 as a result of sales lost to competitors as well as lower average selling prices due in part to competitive pressures. Further, we launched our next generation video network system platform (RMX 2000®) in 2007 and introduced enhancements to that platform in 2009 with the introduction of our RMX 2000 V4.0 and RMX 4000, and we intend to launch new network systems product offerings, including enhancements to existing products, in the future. These new product offerings may be delayed or may not have as much of a positive impact on our video communications solutions revenues as we anticipate. As a result, we may continue to lose market share with respect to our video communications solutions network systems products, as we have experienced in previous quarters.

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

We also sell a range of high definition VoIP devices from personal speakerphones to executive desktop devices enabling integration with Microsoft Office Communications Server 2007. Some of these products directly compete with products offered by LG Nortel. In addition, there are PBX and IP Call Manager manufacturers that compete with standards based IP products including Alcatel-Lucent, Avaya, Cisco Systems, Mitel, and Siemens.

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

It is possible that we will see increased competition in all of our product lines to the extent that one or more of our competitors join together either through mutual agreement or acquisitions to form new partnerships to compete against us, such as the recently completed acquisition of Tandberg by Cisco Systems. Rumored or actual consolidation of our partners and competitors can cause uncertainty and disruption to our business and can cause our stock price to fluctuate. Also, these competitors, either on a stand-alone basis or on a combined basis, could have more substantial financial resources and production, sales, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. Further, the economic downturn may incent partners of ours with whom we do not currently compete to become competitors of ours as a means of growing their business in a difficult economic environment.

Our plans to invest in our business for further growth have caused, and may continue to cause, a negative impact on our stock price and may not ultimately lead to our intended results.

In the fourth quarter of 2009, we announced a strategic investment plan that included several key initiatives designed to capture growth in the unified collaboration market in which we operate. These include enhancements to our go-to-market capability; building strategic partnerships with companies such as Avaya, Hewlett-Packard, IBM, Microsoft and others; focusing on service providers’ enhanced sell-through, as well as developing specific products and services to support their growing offerings in the managed and hosted space; increased innovation surrounding our immersive telepresence products and other solutions; and expansion of our professional services practice. Over the next few quarters, we plan to significantly increase our spending levels in sales and marketing and, to a lesser extent, research and development and general and administrative areas, to support these key initiatives. This increased investment level will lower profits in the short-term and is designed to yield increased growth in both our revenues and profitability in the future.

The results of these investments are expected, in the short-term, to negatively impact our stock price as our profitability will not be at the level as originally anticipated by our investors. Further, these investments may not result in the revenue and profitability growth that these investments are designed to yield. We may have also underestimated the required investment that each of these initiatives requires in order for us to achieve the anticipated results.

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

•

fluctuations in demand for our products and services, principally due to (i) the changing global economic environment, (ii) increased competition as we have seen in Asia, particularly in China and India, across all product lines and globally with respect to video communications solutions product lines, (iii) the development of new partnerships and the impact of consolidation in our industry, such as the recently completed acquisition of Tandberg by Cisco Systems, (iv) increased competition from larger companies like Cisco Systems, particularly as a result of the Tandberg acquisition, and Hewlett-Packard and (v) the introduction by our competitors of new products that may be considered more technologically advanced than the products that we offer and that are introduced in the market more rapidly than we can offer them;

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

•

changes to our sales organization with the hiring of a new executive vice president of Global Field Operations and vice president of U.S. Sales and other changes in the global sales organization, which creates distraction for our sales force and our channel partners, may lead to employee attrition in the sales organization and may materially impact our future revenues and profitability during the transition period;

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

We recently introduced our RMX 4000, RMX 2000 and RMX 1000 conferencing platforms, which provide the next generation of conferencing infrastructure and had a negative impact on the sales of our MGC™ media servers, and the HDX® 4000, our high definition executive desktop product, which had a negative impact on sales of our existing executive desktop product. Further we believe that the anticipation of the announcement of our HDX® 8000 video conferencing product, our high definition video conferencing product for small- to medium-sized conference rooms, temporarily delayed sales of our HDX® 9000 video conferencing product, our high definition video conferencing product intended for larger conference room settings, in the third quarter of 2007.

Similar delays in future purchases could adversely affect our revenues, gross margins and operating results in the period of the delay. In addition, the introduction of new products such as the HDX® 7000 video conferencing product for smaller conference rooms and the Polycom CX5000 Unified Conferencing Station may have an unintended negative impact on sales of and corresponding revenues associated with other video conferencing products such as our VSX and other HDX and telepresence offerings. We and our channel partners must also effectively educate our potential end-user customers about the benefits of video conferencing and the products that we offer and the features available over those of our competitors.

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

We produce highly complex communications equipment, which includes both hardware and software and incorporates new technologies and component parts from different suppliers. Resolving product defect and technology and quality issues could cause delays in new product introduction. Component part shortages, such as those we experienced in the fourth quarter of 2009 and the first quarter of 2010, could also cause delays in product delivery to our customers and lead to increased costs as we are required to expedite shipping to meet our product order requests. Further, some defects may not be detected or cured prior to a new product launch, or may be detected after a product has already been launched and may be incurable or result in a product recall. For example, in the past we have encountered defects with the lithium ion batteries in our wireless products. The occurrence of any of these events has resulted and could in the future result in the failure of a partial or entire product line or a temporary or permanent withdrawal of a product from the market. We may also have to invest significant capital and other resources to correct these problems, including product reengineering expenses and inventory, warranty and replacement costs. These problems might also result in claims against us by our customers or others.

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

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our SoundStation® IP and SoundPoint® IP products are dependent on the roll out of voice-over-IP, or VoIP, technologies. In addition, VoIP products are traditionally sold through service providers. We may not be successful in expanding our current service provider network or maintaining a successful service provider network or one that we can successfully leverage beyond our current value added reseller model. The success of our HDX 4000, VSX 3000 and CMA Desktop software application products depends on the increased use of desktop video collaboration technologies. Further, as we see the adoption rate of new technologies increase, product sales of our legacy products may be negatively impacted. Due to the SpectraLink acquisition, we now face risks related to our ability to respond to rapid technological changes within the on-premises wireless telephone industry. The wireless communications industry is characterized by rapid technological change, short product life cycles, and evolving industry standards.

The success of all of our products is also dependent on how quickly Session Initiation Protocol (or SIP), which is a signaling protocol for Internet conferencing, telephony, presence, events notification and instant messaging; firewall and Network Address Translation (or NAT) traversal, which is an Internet standard that enables a local-area network (or LAN) to use one set of IP addresses for internal traffic and a second set of addresses for external traffic; and call management integration technologies are deployed as new technologies and how quickly we adopt and integrate these new technologies into our existing and future products. The success of our Polycom V2 IU™ and firewall traversal solutions will depend on market acceptance and the effect of current and potential competitors and competitive products. Further, a lower than anticipated rate of acceptance of domestic and international markets using the 802.11 standard or the emergence of competing standards may impede the growth of our wireless handset sales.

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

We have acquired several businesses, which together resulted in goodwill valued at approximately $493.2 million and other purchased intangible assets valued at approximately $41.1 million as of March 31, 2010. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred and may occur in the future as a result of global economic factors make such an impairment more likely to result. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values, as we did in the fourth quarter of 2007 when we wrote down certain intangible assets associated with our acquisition of Voyant in the amount of $3.6 million. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. To date, due to these and other factors, we have recorded cumulative charges against earnings totaling $21.5 million associated with the impairment of such investments. As of March 31, 2010, our investments in private companies are valued at $2.2 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

We have in the past, and may in the future, as part of acquiring a company or as part of restructuring actions taken to streamline the business, identify redundant facilities. If we identify redundant facilities, we would develop a plan to exit as part of the integration of the businesses or as part of the implementation of the restructuring plan. For example, as of March 31, 2010 we have a remaining liability in the amount of $0.8 million related to facilities we vacated in connection with our acquisition of SpectraLink. This reserve is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, including as a result of the global economic crisis, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

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

We have various original equipment manufacturer (OEM) agreements with major telecommunications equipment manufacturers, such as Avaya and Cisco Systems, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create conflicts with our other channel partners who directly compete with our OEM partners, or could create conflicts among our OEM partners who compete with each other, which could adversely affect revenues from these other channel partners or our OEM partners. Conflicts among our OEM partners could also make continued partnering with these OEM partners increasingly difficult, or our OEM partners, including large competitors such as Cisco Systems, who recently acquired Tandberg and now directly competes with us across our line of video communications solutions products, may decide to enter into a new OEM partnership with a company other than us or develop products of their own, or acquire such products through acquisition, that compete with ours in the future, which could adversely affect our revenues and results of operations. Because many of our channel partners also sell equipment that competes with our products, these channel partners could devote more attention to these other products which could harm our business. Further, as we move to a more direct-touch sales model, we may alienate some of our channel partners or cause a shift in product sales from our traditional channel model as these traditional relationships evolve over time. Due to these and other factors, channel conflicts could arise which cause channel partners to devote resources to other non-Polycom communications equipment, or to offer new products from our new and existing competitors, which would negatively affect our business or results of operations. Further, consolidation among our channel partners or strategic partners may adversely impact our business as we expect short-term distraction and a potential negative impact on our revenues during the integration of the two companies.

We licensed from Microsoft the right to distribute our re-branded Polycom CX5000 Unified Conference Station in the second quarter of 2009. The Polycom CX5000 solution contributed to our sequential growth in video communications solutions product revenues in the second quarter of 2009. While we experienced strong sales in the initial quarters of the product launch, such results may not be necessarily indicative of future product sales. Additionally, in the future, Microsoft could decide to enter into similar distribution agreements for this product with companies other than us which could adversely affect our revenues in future periods.

As part of our recently announced key strategic initiatives, we are building strategic partnerships with such companies as Avaya, Broadsoft, Hewlett-Packard, IBM, Juniper, Microsoft and Siemens; however, defining and developing these partnerships is expensive and time consuming and may not come to fruition or yield the desired results. For example, our prototypical home telepresence solution, as demonstrated in January 2010 as part of IBM’s Connected Home initiative, may not result ultimately in our ability to capture successfully the opportunities presented in the home videoconferencing market.

Some of our current and future products are directly competitive with the products sold by both our channel and strategic partners. For example, we have an agreement with Cisco Systems under which we ship SoundStation IP conference phones for resale by Cisco Systems. Cisco Systems, through their recent of acquisition of Tandberg, sells a video infrastructure product which is in direct competition with our video network systems offerings and video conferencing products that are in direct competition with our video conferencing solutions. We also compete with Cisco Systems in the WLAN space. We also recently entered into an agreement with Hewlett-Packard under which our complete portfolio of voice and video solutions will be sold and delivered through Hewlett-Packard. Hewlett-Packard also sells a telepresence product that is in direct competition with our telepresence product offerings. As a consequence of conflicts such as these, there is the potential for our channel and strategic partners to compete head-to-head with us and to significantly reduce or eliminate their orders of our products or design our technology out of their products. Further, some of our products are reliant on strategic partnerships with call servers providers and wireless network systems providers. These partnerships result in interoperable features between products to deliver a total solution to our mutual end-user customers. Competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies. As an example, we are now competing in the voice-over-IP handset arena through service providers, which may cause our relationships with our IP PBX strategic partners to erode. In addition, due to increasing competition with us for sales of video conferencing equipment, Cisco Systems may decide to terminate its relationship with us to resell our SoundStation IP conference phones or eliminate the interoperability of its wireless access points with our SpectraLink 8000 wireless telephones. Further, our strategic partners may acquire businesses that are competitive with us. Any such strain or acquisition could limit the potential contribution of our strategic relationships to our business, restrict our ability to form strategic relationships with these companies in the future and create additional competitive pressures on us, including downward pressure on our average selling prices, which would result in a decrease in both revenues and gross margins, any of which could harm our business.

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

Service providers constitute some of the larger end-user customers of our network systems products, and we experience significant quarterly variability in the timing and amount of these orders. The revenues for network systems products from service providers are subject to more variability than network systems product revenues from our channel partners. Further, we recently announced a focus on service providers’ to provide enhanced sell-through, as well as developing specific products and services to support their growing offerings in the managed and hosted space. The loss of any one of these service provider customers for our network systems products, or our failure to adequately maintain or grow the level of network systems-related product sales to service providers or to execute properly on our service provider strategic initiative, could have a materially adverse impact on our consolidated revenues and profitability. For example, in 2008 our revenues for our voice network systems products, which are sold primarily to service provider customers, decreased by 66% compared to 2007.

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

While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, we typically engage in currency hedging activities to mitigate currency fluctuation exposure. As a result, our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, Interest and Other Income (Expense) has become less predictable and more difficult to forecast. Due to the denomination of our European product sales in Euros and of our United Kingdom product sales in British Pounds, we have increased our hedging activity. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. For example, as a result of our cash flow hedging program, in the third and fourth quarters of 2009, we reduced operating income by $0.6 million and $2.2 million, respectively, as compared to increasing operating income in the first and second quarters of 2009 and the first quarter of 2010 by $2.3 million, $1.6 million and $0.5 million, respectively. In addition, significant adverse changes in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country, as discounts may be temporarily or permanently affected.

Difficulties we may encounter managing a substantially larger business could adversely affect our operating results.

If we fail to successfully attract and retain qualified personnel, our business will be harmed.

Our future success will depend in part on our continued ability to hire, assimilate and retain qualified personnel, including the retention of key sales personnel as we experience transition under new sales leadership. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel. In addition, the success of the planned expansion of our sales force as part of our recently announced strategic initiative around increasing our go-to-market capability is also dependent upon their ability to achieve certain productivity levels in an acceptable timeframe and any inability to do so could be disruptive to our business and have a material adverse impact on our operating results. Given the volatility in our stock price, the value of the equity incentives of our employees has fluctuated significantly. Any decline may create difficulty in retaining employees who may choose to seek new employment with corresponding new higher value equity grants, and any attempt to grant new or higher value equity to retain employees may create dilution for current investors.

From time to time, we may also decide to replace certain key personnel, such personnel may leave unexpectedly or we may make changes in certain senior management positions, particularly as we continue to grow in terms of size and complexity, or make organizational changes such as we did in 2007 when we created the video communications solutions organization, through the combination of our Video and Network Systems divisions. In July 2009, we hired a new executive vice president of Global Field Operations and vice president of U.S. Sales, as well as made certain other changes in our global sales organization, which creates distraction for our sales force and our channel partners, may lead to employee attrition in the sales organization and may materially impact our future revenues and profitability during the transition period. Such transitions may be disruptive to the affected function and our business, possibly on a longer term basis than we expect, particularly as the sales team, many of whom have not worked together previously, learns to work together effectively, and could divert management’s attention from other ongoing business concerns, or as we continue to have changes in key sales personnel, which may result in continued disruptions to the business. Further, we may not experience the operating efficiencies in product planning, research, and development or sales productivity that any reorganizations within the sales organization are intended to achieve. In addition, our Senior Vice President and General Manager, Voice Communications Solutions, recently left the Company, and our Chief Executive Officer has assumed these duties on an interim basis. An extended search to find a replacement general manager for the Voice Communications division could have a negative impact on the division’s performance during the interim period as it may cause management distraction and the inability of that product group to execute as anticipated.

The loss of key employees, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, particularly technical and management, as needed, could harm our business.

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

Our business has grown in recent years through both internal expansion and business acquisitions, including our acquisitions of SpectraLink and Destiny in 2007, and we recently announced several key strategic initiatives that we are undertaking to further grow our business, including enhancing our go-to-market capability, increasing our strategic partnerships, focusing on service providers’ enhanced sell-through, as well as developing specific products and services to support their growing offerings in the managed and hosted space, increased innovation in our immersive telepresence products and expansion of our professional services practice. The Company’s execution against its strategic initiatives may cause strain on our organizational resources and may not ultimately result in the return on investment that is anticipated, particularly with respect to the heavy investment in go-to-market resources. Further, continued growth in general may continue to cause a significant strain on our infrastructure, internal systems and managerial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. We also may be less able to predict and effectively control our operating expenses due to the growth and increasing complexity of our business. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands placed on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. For instance, we are in the process of upgrading our Enterprise Resource Planning (ERP) systems to meet the growing demands of our business, which upgrade efforts were slowed toward the end of 2008 and early 2009 due to a decrease in Company spending during the period of economic downturn. The upgrade to our ERP systems is currently scheduled to be completed in phases starting with the third quarter of 2010 and continuing through 2011. The fact that such ERP upgrades were delayed, or may not be effectively completed as planned, could cause harm to our ongoing business operations. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

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

We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. Some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In addition, companies with limited or uncertain financial resources manufacture some of these components. Further, we do not always have direct control over the supply chain, as many of our component parts are procured for us by our contract manufacturers. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components, develop alternative sources as needed, or companies with limited financial resources go out of business, our operating results could be seriously harmed. During the fourth quarter of 2009 and the first quarter of 2010, we experienced material shortages from several key component suppliers which delayed our manufacturing output for certain of our voice, video and network system products. Some of these shortages will continue into the secondquarter of 2010 and possibly longer. In addition, we may incur additional costs to resolve these supply shortages, which would negatively impact our gross margins, as we have seen in recent quarters.

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

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities, interest rate changes, the ongoing strength and quality of the global credit market and liquidity. All of the securities in our investment portfolio are investment-grade rated, but the instability of the credit market could impact those ratings and our decision to hold these securities, if they do not meet our minimum credit rating requirements. If we should decide to sell such securities, we may suffer losses in principal value that have significantly declined in value due to the declining credit rating of the securities and the ongoing strength, quality and liquidity of the preferred equity’s market and the global financial markets as a whole. For example, in the first quarter of 2010, we incurred a loss of $0.2 million related to the sale of preferred equity securities. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments. For example, in the first quarter of 2010, we recognized losses totaling $6.5 million for investments we considered to be other than temporarily impaired. With the current instability in the financial markets, we could incur significant realized or other than temporary impairment losses associated with certain of our investments which would reduce our net income. We may also incur further temporary impairment charges requiring us to record additional unrealized loss in accumulated other comprehensive income. In addition, the recent decrease in interest rates has adversely impacted the return we receive on our investments.

A significant portion of our net revenue and expenses are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily currencies in Europe and Asia. As a response to the risks of changes in value of foreign currency denominated transactions, we may enter into foreign currency forward contracts or other instruments, the majority of which have a maturity date greater than one year. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business or hedge the full amount of each exposure identified. The translation of these foreign currency denominated transactions will impact net revenues, operating expenses and net income as a result of fluctuations in the U.S. dollar against foreign currencies. Accordingly, such amounts denominated in foreign currencies may fluctuate in value and produce significant earnings and cash flow volatility. For example, as a result of our cash flow hedging program, in the third and fourth quarters of 2009, we reduced operating income by $0.6 million and $2.2 million, respectively, as compared to increasing operating income in the first and second quarters of 2009 and the first quarter of 2010 by $2.3 million, $1.6 million and $0.5 million, respectively.

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

•

the announcement of new products, product enhancements or acquisitions by us or by or of our competitors, such as the recent acquisition of Tandberg by Cisco Systems, our largest independent competitor;

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity during the quarter ended March 31, 2010:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
1/1/10 to 1/31/10	—	$—	—	$187,165,000
2/1/10 to 2/28/10	1,135,734	$22.53	872,705	$167,167,000
3/1/10 to 3/31/10	15	$29.39	—	$167,167,000

Total	1,135,749	$23.52	872,705

(1)	Includes 263,044 of shares repurchased in February and March 2010 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)	In May 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company at its discretion may purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“the 2008 share repurchase plan”). As of March 31, 2010, the Company was authorized to purchase up to an additional $167.2 million of shares in the open market under the 2008 share repurchase plan. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2008 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	(REMOVED AND RESERVED)

Not Applicable.

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6.	EXHIBITS

Exhibit No.	Description

10.1	Form of Performance Share Agreement for Non-Officers.

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2010

POLYCOM, INC.

/s/ ROBERT C. HAGERTY
Robert C. Hagerty
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL R. KOUREY
Michael R. Kourey
Senior Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)

/s/ LAURA J. DURR
Laura J. Durr
Vice President and Worldwide Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Performance Share Agreement for Non-Officers.

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.