Form 10-Q
period 2010-06-30
POLYCOM INC
filed 2010-07-30
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

There were 85,268,495 shares of the Company’s Common Stock, par value $.0005, outstanding on July 23, 2010.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$248,889	$331,098
Short-term investments	208,139	123,686
Trade receivables, net of allowance for doubtful accounts of $2,573 and $3,523 at June 30, 2010 and December 31, 2009 respectively	133,818	132,813
Inventories	91,960	76,863
Deferred taxes	23,287	23,824
Prepaid expenses and other current assets	42,993	24,299

Total current assets	749,086	712,583
Property and equipment, net	95,990	81,252
Long-term investments	28,264	12,687
Goodwill	489,973	495,299
Purchased intangibles, net	35,838	46,255
Deferred taxes	27,432	23,943
Other assets	16,938	13,882

Total assets	$1,443,521	$1,385,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$94,020	$87,233
Accrued payroll and related liabilities	24,458	23,707
Taxes payable	—	617
Deferred revenue	89,720	79,504
Other accrued liabilities	53,821	52,360

Total current liabilities	262,019	243,421
Non-current liabilities
Deferred revenue	49,880	46,787
Taxes payable	22,197	27,111
Deferred taxes	2,308	2,702
Other non-current liabilities	12,137	12,027

Total non-current liabilities	86,522	88,627

Total liabilities	348,541	332,048
Stockholders’ equity
Common stock, $0.0005 par value; Authorized: 175,000,000 shares; Issued and outstanding: 85,091,197 shares at June 30, 2010 and 84,485,030 shares at December 31, 2009	40	40
Additional paid-in capital	1,110,285	1,066,790
Cumulative other comprehensive income (loss)	3,735	(962)
Accumulated deficit	(19,080)	(12,015)

Total stockholders’ equity	1,094,980	1,053,853

Total liabilities and stockholders’ equity	$1,443,521	$1,385,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues:
Product revenues	$244,795	$188,419	$472,852	$371,713
Service revenues	49,840	42,272	97,937	84,388

Total revenues	294,635	230,691	570,789	456,101

Cost of revenues:
Cost of product revenues	99,001	80,483	191,550	158,490
Cost of service revenues	24,733	19,591	49,019	40,060

Total cost of revenues	123,734	100,074	240,569	198,550

Gross profit	170,901	130,617	330,220	257,551

Operating expenses:
Sales and marketing	94,361	66,553	185,277	132,786
Research and development	36,240	28,075	70,145	56,528
General and administrative	20,205	12,728	36,187	26,317
Amortization of purchased intangibles	1,421	1,434	2,861	2,898
Restructuring costs	1,524	427	3,273	6,844
Litigation reserves and payments	1,235	—	1,235	—

Total operating expenses	154,986	109,217	298,978	225,373

Operating income	15,915	21,400	31,242	32,178
Interest and other income (expense), net	357	(1,077)	(8,224)	(1,358)

Income before provision for income taxes	16,272	20,323	23,018	30,820
Provision for income taxes	3,668	4,998	5,003	7,470

Net income	$12,604	$15,325	$18,015	$23,350

Basic net income per share	$0.15	$0.18	$0.21	$0.28

Diluted net income per share	$0.14	$0.18	$0.21	$0.28

Weighted average shares outstanding for basic net income per share calculation	85,158	83,753	84,911	83,689
Weighted average shares outstanding for diluted net income per share calculation	88,244	85,054	87,804	84,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income	$18,015	$23,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,975	16,105
Amortization of purchased intangibles	9,536	9,579
Provision for doubtful accounts	—	247
Provision for excess and obsolete inventories	1,551	2,395
Non-cash stock-based compensation	27,612	14,088
Excess tax benefits from stock-based compensation	(5,931)	—
Write down of investments other than temporarily impaired	6,530	—
Loss on disposal of property and equipment	141	14
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(1,005)	14,295
Inventories	(16,648)	8,918
Deferred taxes	(3,664)	(1,492)
Prepaid expenses and other assets	(20,230)	633
Accounts payable	6,787	(1,498)
Taxes payable	2,945	4,030
Other accrued liabilities and deferred revenue	16,266	(17,071)

Net cash provided by operating activities	60,880	73,593

Cash flows from investing activities:
Purchases of property and equipment	(33,596)	(17,083)
Purchases of investments	(231,113)	(268,245)
Proceeds from sale and maturity of investments	133,361	244,619

Net cash used in investing activities	(131,348)	(40,709)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	29,325	15,606
Purchase and retirement of common stock	(46,997)	(15,375)
Excess tax benefits from stock-based compensation	5,931	—

Net cash provided by (used in) financing activities	(11,741)	231

Net increase (decrease) in cash and cash equivalents	(82,209)	33,115
Cash and cash equivalents, beginning of period	331,098	165,669

Cash and cash equivalents, end of period	$248,889	$198,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the six months ended June 30, 2010 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). With the exception of those discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, that are of significance or potential significance to us.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss has transferred, product payment is not contingent upon installation or other service obligations, the price is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met. Additionally, the Company recognizes maintenance service revenue on our hardware and software products ratably over the service period, generally one to five years.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The adoption of the new revenue accounting guidance did not have a material impact on our revenues or results of operations for both the three and six months ended June 30, 2010. Total net revenues as reported and unaudited pro forma total net revenues that would have been reported during the three and six months ended June 30, 2010, if the transactions entered into or materially modified after December 31, 2009 were subject to previous accounting guidance, are shown in the following table (in thousands):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Net Revenues, As Reported	$294,635	$570,789
Net Revenues, Pro Forma Basis	$293,247	$568,072

The impact to total net revenues during the three and six months ended June 30, 2010, due to the adoption of the accounting guidance, was primarily attributable to net product revenues. Since the use of the residual method is eliminated under the new accounting standards, discounts offered by the Company are allocated to all deliverables, rather than being concentrated in the delivered element of the arrangement. This will generally result in an increase in the amount of upfront product revenue recognized and a decrease in services revenue recognized.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment (in thousands):

	Video Communications Solutions	Voice Communications Solutions	Services	Total
Balance at December 31, 2009	$269,408	$135,204	$90,687	$495,299
Foreign currency translation	48	(4,245)	(1,129)	(5,326)
Changes in fair value of assets acquired and liabilities assumed	—	—	—	—

Balance at June 30, 2010	$269,456	$130,959	$89,558	$489,973

The following table presents details of the Company’s total purchased intangible assets as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010			December 31, 2009
Purchased Intangible Assets	Gross Value	Accumulated Amortization and Impairment	Net Value	Gross Value	Accumulated Amortization and Impairment	Net Value
Core and developed technology	$109,178	$(87,970)	$21,208	$109,178	$(80,608)	$28,570
Patents	14,068	(14,068)	—	14,068	(14,068)	—
Customer and partner relationships	44,625	(34,934)	9,691	44,625	(32,640)	11,985
Trade name	10,021	(5,857)	4,164	10,021	(5,035)	4,986
Other	4,862	(4,087)	775	4,862	(4,148)	714

Total	$182,754	$(146,916)	$35,838	$182,754	$(136,499)	$46,255

For the three and six months ended June 30, 2010, the Company recorded amortization expense related to purchased intangibles of $1.4 million and $2.9 million, respectively, which is included in “Amortization of purchased intangibles” in the condensed consolidated statement of operations. For the three and six months ended June 30, 2009, the company recorded amortization expense related to purchased intangibles of $1.4 million and $2.9 million, respectively, which is included in “Amortization of purchased intangibles” in the Condensed Consolidated Statement of Operations. The Company recorded approximately $3.3 million and $6.6 million during the three and six months ended June 30, 2010, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the Condensed Consolidated Statement of Operations. The Company recorded approximately $3.4 million and $6.7 million during the three and six months ended June 30, 2009, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the Condensed Consolidated Statement of Operations. Amortization of intangibles is not allocated to the Company’s segments.

The estimated future amortization expense of purchased intangible assets as of June 30, 2010 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2010	$9,341
2011	14,130
2012	9,802
2013	1,647

Total	$34,920

Purchased intangibles include a purchased trade name intangible of $0.9 million with an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is not amortized but is reviewed for impairment annually or sooner under certain circumstances.

4. RESTRUCTURING COSTS

The Company recorded $1.5 million and $0.4 million during the three months ended June 30, 2010 and 2009, respectively, and $3.3 million and $6.8 million during the six months ended June 30, 2010 and 2009, respectively, related to restructuring actions that are generally intended to streamline and focus the Company’s efforts and more properly align its cost structure with its projected revenue streams.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the status of the Company’s restructure reserves (in thousands):

Total
Balance at December 31, 2009	$5,783
Additions to the reserve	3,273
Cash payments and other usage	(5,843)

Balance at June 30, 2010	$3,213

During the second quarter of 2010, the Company decided to eliminate or relocate additional positions to better align with the strategic investment plan. The Company recorded charges of approximately $1.5 million during the second quarter of 2010 as a result of these actions.

The Company committed to a restructuring plan in the third quarter of 2009 to realign and reinvest resources in the strategic growth areas of the business. The Company eliminated those positions that were not aligned with its new go-to-market structure in order to reallocate resources to growth areas. The plan included the elimination of approximately four percent of the Company’s global workforce. The Company recorded additional charges of approximately $1.7 million during the first quarter of 2010 as a result of the final notifications related to these actions.

The majority of the remaining severance-related cash expenditures are expected to be made by the end of 2010. The balance also includes approximately $0.8 million related to vacant facilities which will be paid out over the next two years unless the facility is subleased or disposed of earlier.

During the second quarter of 2009, the Company announced the elimination of approximately 20 finance and administrative positions as a result of consolidating certain function in its shared services center in Beijing, China. As a result of these actions, the Company recorded restructuring charges of $0.4 million during the three months ended June 30, 2009. During the first quarter of 2009, the Company eliminated certain positions throughout the Company amounting to approximately six percent of its global workforce and recorded restructuring charges totaling $6.4 million. This workforce reduction was designed to reduce the Company’s cost structure while maintaining flexibility to invest in the strategic growth areas of the business.

In July 2010, the Company’s management committed to a restructuring plan designed to reallocate its resources to more strategic growth areas of the business. The restructuring plan resulted in the elimination of approximately two percent of its global workforce with most of those reductions taking effect immediately, enabling the hiring of additional positions to better align with the execution of the Company’s strategic initiatives. The Company currently expects to record restructuring charges between approximately $3.5 million and $4.5 million in the third quarter of 2010 resulting from these actions, primarily related to severance and other employee termination benefits.

5. BALANCE SHEET DETAILS

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$6,634	$5,368
Work in process	1,200	1,051
Finished goods	84,126	70,444

	$91,960	$76,863

Deferred revenues consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Short-term:
Service	$85,647	$74,104
Product	2,673	3,828
License	1,400	1,572

	$89,720	$79,504

Long-term:
Service	$39,885	$35,435
Product	720	1,377
License	9,275	9,975

	$49,880	$46,787

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In February 2008, the Company, TANDBERG asa (“Tandberg”), Codian Ltd. (“Codian”) and certain of their respective affiliates entered into a settlement agreement to dismiss all litigation between the parties. Under the terms of the agreement, the Company received a lump-sum payment of $14.0 million, and will receive future patent royalties on the Codian MCU 4200 product shipped in the United States. The parties have also exchanged broad cross-licenses covering their respective business lines. The $14.0 million is being amortized to revenue over the license period of 10 years. The balance of $10.7 million at June 30, 2010 is included in Deferred License Revenue.

Other accrued liabilities consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Accrued expenses	$14,932	$11,601
Accrued co-op expenses	5,172	4,435
Restructuring and acquisition related reserves	3,095	6,358
Warranty obligations	9,672	9,447
Derivative liability	7,409	5,840
Employee stock purchase plan withholding	5,525	5,357
Other accrued liabilities	8,016	9,322

	$53,821	$52,360

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

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the periods are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Balance at beginning of period	$9,061	$10,000	$9,447	$11,167
Accruals for warranties issued during the period	5,534	3,958	9,369	7,620
Cost of providing warranty during the period	(4,923)	(4,718)	(9,144)	(9,547)

Balance at end of period	$9,672	$9,240	$9,672	$9,240

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on most of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Deferred maintenance revenue of $85.6 million and $74.1 million is short-term and is included as a component of “Deferred revenue” as of June 30, 2010 and December 31, 2009, respectively, and $39.9 million and $35.4 million is long-term and is included in “Long-term deferred revenue” as of June 30, 2010 and December 31, 2009, respectively, on the condensed consolidated balance sheets.

Changes in deferred maintenance revenue for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Balance at beginning of period	$120,527	$96,097	$109,538	$91,971
Additions to deferred maintenance revenue	47,188	38,444	99,236	78,593
Amortization of deferred maintenance revenue	(42,183)	(35,558)	(83,242)	(71,581)

Balance at end of period	$125,532	$98,983	$125,532	$98,983

The cost of providing maintenance services for the three and six months ended June 30, 2010 was $23.7 million and $47.1 million, respectively. The cost of providing maintenance services for the three and six months ended June 30, 2009 was $18.7 million and $36.5 million, respectively.

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

7. INVESTMENTS AND FAIR VALUE MEASUREMENTS:

The Company had cash and cash equivalents of $248.9 million and $331.1 million at June 30, 2010 and December 31, 2009, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government securities, municipal securities and corporate debt securities. At June 30, 2010, the Company’s long-term investments had contractual maturities of one to two years.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In addition, the Company has short-term and long-term investments in debt and equity securities which are summarized as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at June 30, 2010:
Investments—Short-term:
U.S. government securities	$144,473	$53	$(1)	$144,525
Corporate debt securities	48,399	33	(56)	48,376
Corporate preferred equity securities	14,789	577	(128)	15,238

Total investments – short-term	$207,661	$663	$(185)	$208,139

Investments—Long-term:
U.S. government securities	$16,309	$50	$(10)	$16,349
Corporate debt securities	11,919	10	(14)	11,915

Total investments – long-term	$28,228	$60	$(24)	$28,264

Balances at December 31, 2009:
Investments—Short-term:
U.S. government securities	$64,151	12	$(8)	$64,155
Corporate debt securities	19,569	7	(7)	19,569
Corporate preferred equity securities	48,698	22	(8,758)	39,962

Total investments – short-term	$132,418	$41	$(8,773)	$123,686

Investments—Long-term:
U.S. government securities	$5,003	$64	$—	$5,067
Corporate debt securities	7,592	34	(6)	7,620

Total investments – long-term	$12,595	$98	$(6)	$12,687

As of June 30, 2010, the Company’s total cash and cash equivalents and investments held in the United States totaled $156.5 million with the remaining $328.8 million held outside of the United States in various foreign subsidiaries.

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

Corporate Preferred Equity Securities

The Company’s corporate preferred equity securities are primarily comprised of investment-grade, non-convertible utility preferred stocks that are generally rated the equivalent of BBB or better by at least one of the major credit rating agencies. These corporate preferred equity securities were purchased as part of a capital gains capture program. This program also permitted the purchase of put options on U.S. Treasury bond futures as an interest rate hedge. The Company recently changed its strategy with respect to its capital gains capture program and has been actively liquidating these investments. During the three months ended June 30, 2010, the Company liquidated approximately $18.2 million of these investments, leaving a balance with a fair value of $15.2 million in its investment portfolio at June 30, 2010. The balance of these investments are expected to be liquidated by the end of 2010.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of our investments, including those that are categorized as cash equivalents, with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2010 and December 31, 2009 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2010:
U.S. government securities	$30,103	$(11)	$—	$—	$30,103	$(11)
Corporate debt securities	35,559	(70)	—	—	35,559	(70)
Corporate preferred equity securities	5,832	(128)	—	—	5,832	(128)

Total investments	$71,494	$(209)	$—	$—	$71,494	$(209)

December 31, 2009:
U.S. government securities	$17,910	$(8)	$—	$—	$17,910	$(8)
State and local governments	1,528	(1)	—	—	1,528	(1)
Corporate debt securities	31,489	(14)	—	—	31,489	(14)
Corporate preferred equity securities	38,823	(8,758)	—	—	38,823	(8,758)

Total Investments	$89,750	$(8,781)	$—	$—	$89,750	$(8,781)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary. If the decline in fair value is considered to be other than temporary, the cost basis of the individual security is written down to its fair value as a new cost basis, and the amount of the write-down is accounted for as a realized loss and included in earnings. During the three months ended March 31, 2010, as a result of its change in strategy with respect to its capital gains program, the Company determined that certain corporate preferred equity securities were other-than temporarily impaired, which resulted in a write-down of approximately $6.5 million. The Company concluded that the impairment was other-than temporary based upon the Company’s decision to liquidate the securities in a relatively short period of time and an assessment of the individual holdings. During the three months ended June 30, 2010, the Company liquidated approximately $18.2 million of these investments and realized a gain of approximately $1.0 million. During the three months ended June 30, 2010, the Company determined that there were no investments in its portfolio that were other-than temporarily impaired.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to their estimated net realizable value when indications exist that these investments have been impaired. The cost of these investments at June 30, 2010 and December 31, 2009 was $2.5 million and $2.2 million, respectively, and are recorded in “Other assets” in our condensed consolidated balance sheets.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The types of instruments valued based on other observable inputs include U.S. Treasury securities and other government agencies, corporate bonds, commercial paper, preferred stocks and puts on treasury bond futures. Such instruments are generally classified within Level 2 of the fair value hierarchy. Level 2 instruments are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. There have been no transfers between Level 1 and Level 2 during the three months ended June 30, 2010. The Company does not hold any investments classified as Level 3 as of June 30, 2010.

As of June 30, 2010, our fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments (67%), corporate bonds (14%), commercial paper (17%) and money market funds (2%). Included in available-for- sale securities is approximately $65.7 million of cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

Our preferred equity available-for-sale securities represent preferred stocks and puts on treasury bond futures that were purchased as part of a capital gains capture program that generated capital gains to offset capital losses.

The principal market where we execute our foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The Company’s foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources such as spot rates, interest rate differentials and credit default rates, which do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs at June 30, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
(in thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed Income available-for-sale securities (a)	$286,854	$5,018	$281,836
Preferred equity available-for-sale securities (a)	$15,238	—	$15,238
Foreign currency forward contracts (b)	$14,806	—	$14,806
Liabilities:
Foreign currency forward contracts (c)	$7,409	—	$7,409

(a)	Included in cash and cash equivalents and short and long-term investments on our consolidated balance sheet.
(b)	Included in short-term derivative asset on our consolidated balance sheet.
(c)	Included in short-term derivative liability on our consolidated balance sheet.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at June 30, 2010 of the outstanding non-designated hedges (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	8,298	$10,719	Buy	4,110	$5,768	Buy
Euro	14,902	$19,346	Sell	11,100	$15,579	Sell
British Pound	2,683	$4,238	Buy	3,019	$4,957	Buy
British Pound	6,911	$10,429	Sell	3,300	$5,419	Sell
Israeli Shekel	6,179	$1,650	Buy	10,443	$2,664	Buy
Israeli Shekel	3,543	$915	Sell	—	$—	—

The following table shows the effect of the Company’s non-designated hedges in the condensed consolidated statement of operations for the six months ended June 30, 2010 and 2009 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		June 30, 2010	June 30, 2009
Foreign exchange contracts	Interest and other income (expense), net	$3,370	$(755)

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the condensed consolidated statements of operations for the six months ended June 30, 2010 and 2009 (in thousands):

Six Months Ended June 30, 2010:	Gain or (Loss) Recognized in OCI—Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income—Effective Portion	Gain or (Loss) Reclassified from OCI into Income— Effective Portion	Location of Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
Foreign exchange contracts	$8,023	Product revenues	$2,743	Interest and other income (expense), net	$10
Foreign exchange contracts		Cost of revenues	(136)
Foreign exchange contracts		Sales and marketing	(740)
Foreign exchange contracts		Research and development	252
Foreign exchange contracts		General and administrative	88

Total	$8,023		$2,207		$10

Six Months Ended June 30, 2009:
Foreign exchange contracts	$(1,348)	Product revenues	$10,741	Interest and other income (expense), net	$158
Foreign exchange contracts		Cost of revenues	(1,170)
Foreign exchange contracts		Sales and marketing	(1,786)
Foreign exchange contracts		Research and development	(2,565)
Foreign exchange contracts		General and administrative	(1,297)

Total	$(1,348)		$3,923		$158

(a)	For the three months ended June 30, 2010, no loss or gain was recorded for the ineffective portion and a gain of less than $0.1 million was recorded for the excluded portion of the hedge. For the three months ended June 30, 2009, no loss or gain was recorded for the ineffective portion and a loss of less than $0.1 million was recorded for the excluded portion of the hedge.

As of June 30, 2010, the Company estimated all values reported in accumulated other comprehensive income (loss) will be reclassified to income within the next twelve months.

The following table summarizes the derivative-related activity in cumulative other comprehensive income (loss) (in thousands and not tax effected):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Beginning Balance	$2,916	$1,954	$(98)	$3,567
Net gains/losses reclassified into earnings for revenue hedges	(3,202)	(4,622)	(2,743)	(10,741)
Net gains/losses reclassified into earnings for expense hedges	1,480	2,987	536	6,818
Net change in fair value of cash flow hedges	4,524	(2,449)	8,023	(1,774)

Ending Balance	$5,718	$(2,130)	$5,718	$(2,130)

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest and other income (expense) on the consolidated statement of operations. For the three and six months ended June 30, 2010, there were no such gains or losses. For the three and six months ended June 30, 2009, there were net gains of $0.4 million recognized in interest and other income (expense) relating to hedges of forecasted transactions that did not occur.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at June 30, 2010 of the outstanding cash flow hedges, all of which are carried at fair value on the balance sheet (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	3,906	$5,217	Buy	22,159	$30,144	Buy
Euro	10,478	$13,707	Sell	61,164	$83,396	Sell
British Pound	3,296	$5,080	Buy	18,451	$28,509	Buy
British Pound	4,004	$6,124	Sell	21,923	$33,879	Sell
Israeli Shekel	9,753	$2,561	Buy	50,770	$13,379	Buy

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of June 30, 2010 and 2009. See Note 7 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the condensed consolidated financial statements on a recurring basis.

The following table summarizes the outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures as of June 30, 2010 and December 31, 2009:

	As of June 30, 2010			As of December 31, 2009
		Notional Amount (USD in thousands)			Notional Amount (USD in thousands)
	Number of Contracts	Designated	Non-Designated	Number of Contracts	Designated	Non-Designated
Buy EUR (Euro)	12	$35,361	$16,488	10	$35,459	$13,129
Buy GBP (British Pound)	12	$33,589	$9,196	11	$32,818	$6,187
Buy ILS (Israeli Shekel)	12	$15,940	$4,313	11	$14,076	$3,862
Sell EUR (Euro)	13	$97,103	$34,924	12	$90,601	$29,801
Sell GBP (British Pound)	13	$40,002	$15,848	12	$35,686	$9,747
Sell ILS (Israeli Shekel)	1	$—	$915	0	$—	$—

Total notional amount		$221,995	$81,684		$208,640	$62,726

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the condensed consolidated balance sheet as of June 30, 2010 (in thousands):

	Fair Value of Derivatives Designated as Hedge Instruments		Fair Value of Derivatives Not Designated as Hedge Instruments
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Derivative assets (a):
Foreign exchange contracts	$10,805	$2,413	$4,001	$1,763
Derivative liabilities (b):
Foreign exchange contracts	$5,085	$2,519	$2,324	$3,321

(a)	All derivative assets are recorded as prepaid and other current assets in the condensed consolidated balance sheets.
(b)	All derivative liabilities are recorded as other accrued liabilities in the condensed consolidated balance sheets.

9. STOCKHOLDER’S EQUITY

Share Repurchase Program

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market. During the three and six months ended June 30, 2010, the Company purchased 0.6 million shares and 1.5 million shares, respectively, of common stock in the open market for cash of $20.0 million and $40.0 million, respectively. During the three and six months ended June 30, 2009, the Company purchased 0.4 million and 0.8 million shares, respectively, of common stock in the open market for cash of $7.4 million and $12.8 million, respectively. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. The Company allocates the purchase price of the repurchased shares as (i) a reduction to retained earnings until retained earnings are zero and then as an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital. As of June 30, 2010, the Company was authorized to purchase up to an additional $147.2 million of shares in the open market under the current share repurchase plan.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income	$12,604	$15,325	$18,015	$23,350
Change in unrealized gain (loss) on investments	401	(2,028)	5,961	(3,769)
Change in cumulative translation adjustment	(4,246)	2,715	(7,081)	(84)
Change in unrealized gain (loss) on hedging securities	2,803	(4,084)	5,817	(5,697)

Comprehensive income	$11,562	$11,928	$22,712	$13,800

10. STOCK BASED EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recorded for the three and six months ended June 30, 2010 and 2009 and its allocation within the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Cost of sales – product	$588	$421	$1,358	$969
Cost of sales – service	959	617	2,138	1,370

Stock-based compensation expense included in cost of sales	1,547	1,038	3,496	2,339

Sales and marketing	7,272	2,611	13,563	4,511
Research and development	2,367	1,888	5,449	3,761
General and administrative	2,607	1,602	5,104	3,477

Stock-based compensation expense included in operating expenses	12,246	6,101	24,116	11,749

Stock-based compensation related to employee equity awards and employee stock purchases	13,793	7,139	27,612	14,088
Tax benefit	3,102	1,763	5,838	3,399

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$10,691	$5,376	$21,774	$10,689

No stock-based compensation was capitalized during the three and six months ended June 30, 2010 and 2009 due to these amounts being immaterial.

Valuation Assumption

The Company did not grant any stock options during the three and six months ended June 30, 2010 and 2009. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the three and six months ended June 30, 2010 was $5.89 per share and during both the three months and six months ended June 30, 2009 was $4.44 per share, respectively. The fair value of each employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting attribution approach using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Expected volatility	37.88%	58.52%	37.88%	58.52%
Risk-free interest rate	0.17%	0.39%	0.17%	0.39%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	0.49	0.50	0.49	0.50

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock purchases.

The dividend yield assumption is based on the Company’s history of not paying dividends and the resultant future expectation of dividend payouts.

As the stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2010 and 2009 is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the first quarter of 2010, the Company performed its annual review of assumptions, including historical experience and expectations of the future, and concluded that the forfeiture rate for restricted stock units should be reduced from 15% to 10%. The cumulative effect of the change on all unvested restricted stock units of approximately $1.0 million was recognized during the first quarter of 2010.

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

During the six months ended June 30, 2010, the Company granted 94,500 performance shares, at a weighted average fair value of $22.74 per share, which contain a performance condition based on attaining pre-defined gross margin dollar goals for calendar 2010. The performance shares will be delivered in common stock at the end of the one year vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to two hundred (200%) of the target award. The fair value of these performance shares is based on the closing market price of the Company’s common stock on the date of award.

Commencing in 2009, the Company granted performance shares which contain a market condition based on Total Shareholder Return (TSR) and which measure the Company’s relative performance against the Russell 2000 Index. The performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to two hundred (200%) of the target award. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the Russell 2000 Index companies over each performance period. During the six months ended June 30, 2010 and 2009, the Company granted target performance shares of 463,031 and 440,115, respectively. The 2009 grants are evenly divided over three annual performance periods commencing with calendar 2009, at a weighted average fair value of $16.16 per share. The 2010 grants are evenly divided over three annual performance periods commencing with calendar 2010, at a weighted average fair value of $29.75 per share. Stock-based compensation expense for these performance shares is recognized using the graded vesting method over the three year service period.

         In addition, in 2009 the Company also granted 125,000 target performance shares, at a fair value of $23.59, which were subject to the fulfillment by the Company of certain pre-defined market share performance criteria and additionally, for a portion of the awards, attainment of pre-defined revenue goals, over multiple performance periods. On June 9, 2010, the independent members of the board of directors approved amendments to these equity awards for the remaining performance periods that commence on or after July 1, 2010. For the remaining performance periods, the performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to two hundred (200%) of the target award. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the Russell 2000 Index companies over each performance period. As a result of these amendments, the Company will recognize incremental stock compensation expense prospectively using a graded vesting method over the remaining requisite service period totaling $3.4 million.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the six months ended June 30, 2010 and 2009, the Company also granted 1,393,041 and 1,104,950 restricted stock units at a weighted average fair value of $24.65 and $13.74 per share, respectively. The fair value of restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The awards generally vest over one or three years in equal annual installments on each anniversary of the date of grant and will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for these restricted stock units is recognized using the graded vesting method.

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

Employee Stock Purchase Plan

During the six months ended June 30, 2010 and 2009, 339,843 and 513,946 shares were purchased at average per share prices of $19.07 and $11.94, respectively. At June 30, 2010, there were 2,403,662 shares available to be issued under the employee stock purchase plan. The stock-based compensation cost recognized in connection with the employee stock purchase plan for the three and six months ended June 30, 2010 was $1.0 million and $2.0 million, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30, 2009, respectively.

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

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Numerator—basic and diluted net income per share:
Net income	$12,604	$15,325	$18,105	$23,350

Denominator—basic and diluted net income per share:
Weighted average shares used to compute basic net income per share	85,158	83,753	84,911	83,689
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	948	373	927	215
Restricted common stock awards and performance shares	2,138	928	1,966	748

Total shares used in calculation of diluted net income per share	88,244	85,054	87,804	84,652

Basic net income per share	$0.15	$0.18	$0.21	$0.28

Diluted net income per share	$0.14	$0.18	$0.21	$0.28

Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three and six months ended June 30, 2010, approximately 0.8 million and 0.9 million shares, respectively, and for the three and six months ended June 30, 2009, approximately 6.0 million and 8.7 million shares, respectively, relating to potentially dilutive securities, primarily from stock options, were excluded from the denominator in the computation of diluted net income per share because their inclusion would be anti-dilutive.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Financial information for each reportable segment is as follows as of and for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Video Communications Solutions	Voice Communications Solutions	Services	Total
For the three months ended June 30, 2010:
Revenue	$154,236	$90,559	$49,840	$294,635
Contribution margin	72,816	40,185	21,789	134,790
As of June 30, 2010: Inventories	47,493	29,830	14,637	91,960
For the three months ended June 30, 2009:
Revenue	$126,820	$61,599	$42,272	$230,691
Contribution margin	59,024	22,750	20,539	102,313
As of June 30, 2009: Inventories	37,285	25,526	15,606	78,417
For the six months ended June 30, 2010
Revenue	$302,561	$170,291	$97,937	$570,789
Contribution margin	143,407	75,885	42,938	262,230
For the six months ended June 30, 2009
Revenue	$248,677	$123,036	$84,388	$456,101
Contribution margin	115,546	46,158	40,046	201,750

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Segment contribution margin	$134,790	$102,313	$262,230	$201,750
Corporate and unallocated costs	(97,478)	(68,491)	(189,099)	(138,875)
Stock-based compensation	(13,793)	(7,139)	(27,612)	(14,088)
Effect of stock-based compensation cost on warranty expense	(112)	(74)	(233)	(186)
Amortization of purchased intangibles	(4,733)	(4,782)	(9,536)	(9,579)
Restructuring costs	(1,524)	(427)	(3,273)	(6,844)
Litigation reserves and payments	(1,235)	—	(1,235)	—
Interest and other income (expense), net	357	(1,077)	(8,224)	(1,358)

Income before provision for income taxes	$16,272	$20,323	$23,018	$30,820

13. INCOME TAXES

The Company’s overall effective tax rate for the three and six months ended June 30, 2010 was 22.5% and 21.7%, respectively, which resulted in a provision for income taxes of $3.7 million and $5.0 million, respectively. The effective tax rate for the three and six months ended June 30, 2009 was 24.6% and 24.2%, respectively, which resulted in a provision for income taxes of $5.0 million and $7.5 million, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2010 as compared to the same periods in 2009 was primarily related to a relative increase in foreign earnings in 2010 which are subject to lower tax rates, partially offset by the benefit of the federal research and development tax credit which is reflected in the tax rate in 2009, but not included in the 2010 tax rate due to the expiration of the federal research tax credit for amounts paid or incurred after December 31, 2009. Also offsetting the benefit of the increase in foreign earnings in 2010 as compared to 2009 was a relative increase in non-deductible stock compensation in 2010 as compared to 2009.

During the three and six months ended June 30, 2010, tax related reserves decreased by $1.4 million and $5.4 million, respectively. The decrease for the three months ended June 30, 2010 was primarily related to releases of $0.2 million due to the lapse of the statutes of limitation in certain jurisdictions, $0.8 million due to payments made for the settlement of a California Franchise Tax Board audit, and $0.4 million due to movements in foreign exchange rates. The decrease for the six months ended June 30, 2010 was primarily due to the release of $3.4 million related to the cost sharing among legal entities of stock-based compensation which was released as an adjustment to stockholders’ equity, releases of $0.9 million due to the lapse of statutes of limitation in certain jurisdictions, $0.8 million due to payments made for the settlement of a California Franchise Tax Board audit, and $0.7 million due to movements in foreign exchange rates, partially offset by additional reserves of $0.4 million during the period.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the three months ended June 30, 2009, we released $9.8 million in tax related reserves to additional paid in capital due to the lapse of statutes of limitation in the U.S., and $0.1 million in tax reserves due to the lapse of a statute of limitation in a foreign jurisdiction. Offsetting the reserve releases was an increase to the tax reserves of $0.8 million related to movement in foreign exchange rates during the quarter. In the six months ended June 30, 2009, an additional reserve release of $0.9 million was recorded in the first quarter related to statute expirations.

As of June 30, 2010, the Company has $39.0 million of unrecognized tax benefits compared to $45.8 million at June 30, 2009. The Company anticipates that except for $1.4 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2010 and 2009, the Company had approximately $3.4 million and $4.0 million, respectively, of accrued interest and penalties related to uncertain tax positions.

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

Important drivers for the adoption of Polycom UC solutions include:

•	the return on investment (ROI) achieved through productivity gains resulting from faster decision-making and the reduction in travel costs,

•	significant improvement in quality of customer experience through our immersive telepresence and high definition video and voice solutions,

•	ease of connectivity through business-to-business and emerging cloud-based solutions,

•	the need for business continuity solutions, and

•	environmental or “green” benefits of using Polycom’s solutions.

Based on these drivers and Polycom’s increasingly unique position as a large independent collaboration solutions provider, we launched a strategic investment plan in the fourth quarter of 2009 intended to capture a strong position in the growing UC collaboration market. We believe Polycom has the opportunity to serve in a pivotal role in the broader communications ecosystem to provide an integrated collaboration solution, regardless of which call management or presence-based solution a particular customer has adopted. We are now executing on five core strategic initiatives to capture the collaboration market opportunity and to optimize our position as the partner of choice for global communications providers and as the provider of choice for our customers. These initiatives include:

•	enhancements to our go-to-market capability;

•	building our strategic partnerships with companies such as Avaya, Broadsoft, Hewlett-Packard, IBM, Juniper, Microsoft and Siemens;

•	focusing on service providers’ enhanced sell-through, as well as developing specific products and services to support their growing offerings in the managed and hosted space;

•	further innovation surrounding our telepresence products and other solutions; and

•	expansion of our professional services practice.

Revenues for the three and six months ended June 30, 2010 were $294.6 million and $570.8 million, respectively, as compared to $230.7 million and $456.1 million for the three and six months ended June 30, 2009, respectively. The increase in revenues primarily reflects an increase in sales volumes of our voice communications and video communication solutions products, and to a lesser extent an increase in service revenues. Global economic conditions negatively impacted our revenues in 2009, particularly in our Voice Communications Solutions segment. Our revenues increased sequentially across many of our product lines and geographies and we also experienced strong year-over-year growth in both the second quarter and first half of 2010 across all our product lines and geographies. Despite the recent signs of stabilization, we continue to be cautious about our future outlook in light of the global economic climate.

During the six months ended June 30, 2010, we generated approximately $60.9 million in cash flow from operating activities, which after the impact of investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in an $82.2 million net decrease in our total cash and cash equivalents.

Our Video Communications Solutions, Voice Communications Solutions and Services segments accounted for 52%, 31% and 17%, respectively, of our revenues during the three months ended June 30, 2010, compared with 55%, 27% and 18%, respectively, of our revenues in the three months ended June 30, 2009. Our Video Communications Solutions, Voice Communications Solutions and Services segments accounted for 53%, 30% and 17%, respectively, of our revenues during the six months ended June 30, 2010, compared with 55%, 27% and 18%, respectively, of our revenues in the six months ended June 30, 2009. See Note 12 of Notes to Condensed Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin and segment inventory.

The discussion of results of operations at the consolidated level is followed by a discussion of results of operations by segment for the three and six months ended June 30, 2010 and 2009.

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues:
Product revenues	83%	82%	83%	81%
Service revenues	17%	18%	17%	19%

Total revenues	100%	100%	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	40%	43%	41%	43%
Cost of service revenues as a % of service revenues	50%	46%	50%	47%

Total cost of revenues	42%	43%	42%	44%

Gross profit	58%	57%	58%	56%

Operating expenses:
Sales and marketing	32%	29%	32%	29%
Research and development	12%	12%	12%	12%
General and administrative	7%	6%	6%	6%
Amortization of purchased intangibles	1%	1%	1%	1%
Restructuring costs	1%	0%	1%	1%
Litigation reserves and payments	0%	0%	0%	0%

Total operating expenses	53%	48%	52%	49%

Operating income	5%	9%	6%	7%
Interest and other income (expense), net	0%	0%	(2)%	0%

Income before provision for income taxes	5%	9%	4%	7%
Provision for income taxes	1%	2%	1%	2%

Net income	4%	7%	3%	5%

Revenues

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2010	June 30, 2009	Increase	June 30, 2010	June 30, 2009	Increase
Video Communications Solutions	$154,236	$126,820	22%	$302,561	$248,677	22%
Voice Communications Solutions	$90,559	$61,599	47%	$170,291	$123,036	38%
Services	$49,840	$42,272	18%	$97,937	$84,388	16%

Total Revenues	$294,635	$230,691	28%	$570,789	$456,101	25%

Total revenues for the three months ended June 30, 2010 were $294.6 million, an increase of $63.9 million, or 28%, over the same period in 2009. Total revenues for the six months ended June 30, 2010 were $570.8 million, an increase of $114.7 million, or

25% over the same period in 2009. The increase in revenues in both the three and six month periods primarily reflects an increase in sales volumes of our voice communications products and our video communications solutions, and to a lesser extent an increase in service revenues.

Video Communications Solutions segment revenues include revenues from sales of our video communications and network systems product lines. Revenue from video communications products increased to $127.4 million for the three months ended June 30, 2010 from $105.1 million in the year ago period, a 21% increase. Revenue from video communications products increased to $245.6 million for the six months ended June 30, 2010 from $206.6 million in the year ago period, a 19% increase. The revenue increase in the three and six month periods was primarily due to an increase in sales volumes of our HDX® product family and new video communications products, such as our Polycom® CX5000 unified conference station, QDX 6000™ video conferencing system and VVX™ 1500 business media phone, partially offset by decreases in sales volumes of our VSX® product family due to the transition to HD products. While we experienced strong revenue growth in our immersive telepresence products both sequentially and year-over-year in the second quarter of 2010, revenues from our immersive telepresence products in the first six months of 2010 were down year-over-year as revenue recognized in any given period will fluctuate depending on a number of factors, including the size and timing of orders, customer request dates and timing of product acceptance where contractually required. Revenues from our network systems products for the three months ended June 30, 2010 were $26.8 million, up 23% from revenues of $21.8 million in the comparable 2009 period. Network systems product revenues for the six months ended June 30, 2010 were $56.9 million, up 35% from revenues of $42.1 million in the comparable 2009 period. The revenue increase is primarily due to increases in our video network systems revenues, which were driven primarily by the introduction of new products and enhancements to existing products. While we experienced strong year-over-year revenue growth in our network systems products, our network systems product revenues declined sequentially in the second quarter of this year following a seasonally down first quarter. During the third quarter of 2010, we have taken a number of actions surrounding our sales compensation incentives, increased technical support for our sales force and training and marketing around the capabilities of our network systems product portfolio, which are aimed at driving increased network system revenues.

Voice Communications Solutions product revenues increased in both the three and six months as compared to the comparable year ago periods primarily due to increased sales volumes of our voice communications products, including our Voice-over-IP, circuit-switched, wireless and installed voice product lines. Revenues from our Voice Communications Solutions declined year-over-year from the fourth quarter of 2008 through the second quarter of 2009. We believe these declines were primarily a result of the global economic climate and that this business is now improving as the economy improves. In the third quarter of 2009, we experienced sequential growth for the first time since the second quarter of 2008. We have continued to experience sequential growth since that time, including 14% sequential growth in the most recent quarter.

Services revenues increased in the both the three and six month periods as compared to the comparable year ago periods primarily due to increases in video-related services, and to a lesser extent, increased network systems-related services, partially offset by a decrease in voice-related services.

International revenues, defined as revenues outside of the U.S. and Canada, accounted for 51% and 46% of total revenues for the three month periods ended June 30, 2010 and 2009, respectively, and 50% and 47% for the six months ended June 30, 2010 and 2009, respectively. On a regional basis, North America, EMEA, Asia Pacific and Latin America accounted for 49%, 25%, 22% and 4%, respectively, of our total revenues for the three months ended June 30, 2010 and 50%, 25%, 21% and 4%, respectively, of our total revenues for the six months ended June 30, 2010. North America, EMEA, Asia Pacific and Latin America revenues increased 16%, 33%, 50% and 66%, respectively, in the three months ended June 30, 2010, over the comparable 2009 period. North America, EMEA, Asia Pacific and Latin America revenues increased 16%, 25%, 44% and 77%, respectively, in the six months ended June 30, 2010, over the comparable 2009 period. Revenue increases across these geographic regions were across all three of our segments, except for North America which experienced decreases in video communications solutions product revenues during the three months ended June 30, 2010 as compared to the comparable 2009 period.

During the three months ended June 30, 2010, one channel partner accounted for 13% of our total net revenues, 10% of our Video Communications Solutions segment revenues and 19% of our Voice Communications Solutions segment revenues. In addition, during the three months ended June 30, 2010, a second channel partner accounted for 10% of our Voice Communications Solutions segment revenues. During the six months ended June 30, 2010, one channel partner accounted for 13% of our total net revenues, 12% of our Video Communications Solutions segment revenues and 18% of our Voice Communications Solutions segment revenues. No one customer accounted for more than 10% of our Services segment revenues during the three and six months ended June 30, 2010. During the three months ended June 30, 2009, one channel partner accounted for 11% of our total net revenues, 11% of our Video Communications Solutions segment revenues and 16% of our Voice Communications Solutions segment revenues. During the six months ended June 30, 2009, one channel partner accounted for 10% of our total net revenues, 11% of our Video Communications Solutions segment revenues and 13% of our Voice Communications Solutions segment revenues. No one customer accounted for more than 10% of our Services segment revenues during the three and six months ended June 30, 2009. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

We typically ship products within a short time after we receive an order and, therefore, we do not consider backlog to be a good indicator of future revenues as it represents only a small portion of our current quarter’s revenue. As of June 30, 2010, we had $64.2 million of order backlog as compared to $52.1 million at June 30, 2009. We include in backlog open product orders which we expect to ship or service orders which we expect to bill and for which we expect to record revenue in the following quarter. Once billed, unrecorded service revenue is included in deferred revenue until earned. We believe that the current level of backlog will continue to fluctuate primarily as a result of the level and timing of orders received and customer delivery dates requested outside of the quarter. The level of backlog at any given time is also dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based in part on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline from its current levels.

Cost of Revenues and Gross Margins

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2010	June 30, 2009	Increase/ (Decrease)		June 30, 2010	June 30, 2009	Increase/ (Decrease)
Product Cost of Revenues	$99,001	$80,483	23%		$191,550	$158,490	21%
% of Product Revenues	40%	43%	(3	)pts	41%	43%	(2	)pts
Product Gross Margins	60%	57%	3	pts	59%	57%	2	pts
Service Cost of Revenues	$24,733	$19,591	26%		$49,019	$40,060	22%
% of Service Revenues	50%	46%	4	pts	50%	47%	3	pts
Service Gross Margins	50%	54%	(4	)pts	50%	53%	(3	)pts
Total Cost of Revenues	$123,734	$100,074	24%		$240,569	$198,550	21%
% of Total Revenues	42%	43%	(1	)pt	42%	44%	(2	)pts
Total Gross Margins	58%	57%	1	pt	58%	56%	2	pts

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

Overall, product gross margins increased by 3 percentage points and 2 percentage points, respectively, in the three and six months ended June 30, 2010 as compared to the comparable periods in 2009 due to increases in gross margins in both our Video Communications Solutions and Voice Communications Solutions segments. The increase in the Video Communications Solutions segment gross margins was due to an increase in both video communications and network systems gross margins. The increase in the Voice Communications Solutions segment gross margins was due primarily to an improved product mix and increased revenues. The increase in total product gross margins was also due in part to a decrease in past license fee claims, of which we incurred approximately $1.1 million in the six months ended June 30, 2009 as compared to zero in the six months ended June 30, 2010. These costs were not allocated to our segments. Cost of product revenues and product gross margins included a $0.6 million and $0.4 million charge for stock-based compensation in the three months ended June 30, 2010 and 2009, respectively, and $1.4 million and $1.0 million for stock-based compensation in the six months ended June 30, 2010 and 2009, respectively. Stock-based compensation is not allocated to our segments.

We expect product gross margins to improve slightly in the near term, but margins could be higher or lower depending on mix variations and other factors.

Forecasting future product gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Uncertainties surrounding revenue levels, including future potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances, competition, changes in technology, changes in product mix, variability of stock-based compensation costs, and the potential of resulting royalties to third parties, manufacturing efficiencies of subcontractors, manufacturing and purchased price variances, warranty and product recall costs and timing of sales over the next few quarters can cause our cost of revenues percentage to vary significantly. In addition, we may experience higher prices on components that are included in our products. In order to control expenses in any given quarter, we have taken actions to reduce costs such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues. These actions are not necessarily sustainable in the long term, and we have begun to increase spending in order to maintain and build the business in future periods, which among other factors may negatively impact our gross margins, particularly the reinstatement of merit increases in the third quarter of 2010, and bonus programs, which we began to phase in during the second quarter of 2010 and will be fully phased in during the third quarter of 2010.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our consolidated product gross margins.

Overall, service gross margins decreased in the three and six months ended June 30, 2010 over the comparable periods in 2009 primarily as a result of a mix shift toward lower gross margin service offerings and increased costs, including higher video network operation center charges from third parties and headcount additions to support our go-to-market and professional services strategic initiatives. Cost of service revenues and service gross margins included a $1.0 million and $0.6 million charge for stock-based compensation in the three months ended June 30, 2010 and 2009, respectively, and $2.1 million and $1.4 million for stock-based compensation in the six months ended June 30, 2010 and 2009, respectively.

Forecasting future service gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Uncertainties surrounding revenue levels, including future potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related attach rates for new service as well as maintenance renewal rates, the utilization of our professional services personnel as we develop our professional services practice and expand our offerings as part of our strategic investment plan, our ability to achieve greater efficiencies in the installations of our RPX™ telepresence product, increasing costs for freight and repair costs, and the timing of sales can cause our cost of services revenues percentage to vary from quarter to quarter. In order to control expenses in any given quarter, we have taken actions to reduce costs such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues. These actions are not necessarily sustainable in the long term, and we have begun to increase spending in order to maintain and build the business in future periods, which among other factors may negatively impact our gross margins, particularly the reinstatement of merit increases in the third quarter of 2010, and bonus programs, which we began to phase in during the second quarter of 2010 and will be fully phased in during the third quarter of 2010.

Sales and Marketing Expenses

$ in thousands	Three Months Ended				Six Months Ended		Increase
	June 30, 2010	June 30, 2009	Increase		June 30, 2010	June 30, 2009
Expenses	$94,361	$66,553	42%		$185,277	$132,786	40%
% of Revenues	32%	29%	3	pts	32%	29%	3	pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct marketing expenses, are not allocated to our segments.

The increase in sales and marketing expenses in absolute dollars for the three and six months ended June 30, 2010, as compared to the comparable periods in 2009, was due primarily to increased headcount resulting in increased compensation costs, higher travel and entertainment expenses, as well as increased recruitment and training costs. Depreciation and facilities allocations also increased as a result of headcount increases, as well as the expansion of our demonstration center capabilities. Spending on marketing programs also increased in both the three and six month periods. Sales and marketing expenses also increased as a result of increased stock-based compensation charges, which were $7.3 million and $2.6 million in the three month periods ended June 30, 2010 and 2009, respectively, and $13.6 million and $4.5 million in the six month periods ended June 30, 2010 and 2009, respectively.

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

Forecasting sales and marketing expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we market new products and also depending upon the timing of trade shows. Sales and marketing expenses may also fluctuate due to increased international expenses and the impact of changes in foreign currency exchange rates. In order to control operating expenses in any given quarter, we have taken actions to reduce costs such as delaying or limiting the scope of marketing programs and other projects, imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues. These actions are not necessarily sustainable in the long term, and we have begun to increase spending in order to maintain and build the business in future periods, which among other factors may negatively impact our operating margins, particularly the reinstatement of merit increases in the third quarter of 2010, and bonus programs, which we began to phase in during the second quarter of 2010 and will be fully phased in during the third quarter of 2010.

Research and Development Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2010	June 30, 2009	Increase	June 30, 2010	June 30, 2009	Increase
Expenses	$36,240	$28,075	29%	$70,145	$56,528	24%
% of Revenues	12%	12%	—	12%	12%	—

Research and development expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs.

Research and development expenses increased in absolute dollars for the three and six months ended June 30, 2010 as compared to the comparable periods in 2009, while remaining flat as a percentage of revenues in both the three and six nine month periods. The increase in absolute dollars in the three months ended June 30, 2010 as compared to the comparable period in 2009 is primarily due to increased headcount, primarily in our Video Communications Solutions segment, and increased development expenses in support of our strategic investment plan. Research and development expenses also increased as a result of increased stock-based compensation charges, which were $2.4 million and $1.9 million in the three month periods ended June 30, 2010 and 2009, respectively, and $5.4 million and $3.8 million in the six months ended June 30, 2010 and 2009, respectively.

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

         We believe that technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. We expect that research and development expenses in absolute dollars will increase in the near term, but will fluctuate depending on the timing and number of development activities in any given quarter. Research and development expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. In order to control operating expenses in any given quarter, we have taken actions to reduce costs such as delaying or limiting the scope of engineering projects, imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues. These actions are not necessarily sustainable in the long term, and we have begun to increase spending in order to maintain and build the business in future periods, which among other factors may negatively impact our operating margins, particularly the reinstatement of merit increases in the third quarter of 2010, and bonus programs, which we began to phase in during the second quarter of 2010 and will be fully phased in during the third quarter of 2010.

General and Administrative Expenses

	Three Months Ended				Six Months Ended		Increase
$ in thousands	June 30, 2010	June 30, 2009	Increase		June 30, 2010	June 30, 2009
Expenses	$20,205	$12,728	59%		$36,187	$26,317	38%
% of Revenues	7%	6%	1	pt	6%	6%	—

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, patent litigation costs, and bad debt expense. General and administrative expenses are not allocated to our segments.

General and administrative expenses increased in absolute dollars for the three and six months ended June 30, 2010 as compared to the comparable periods in 2009. The primary driver of the increase in both the three and six month periods was related to severance, legal and other costs associated with the CEO transition that occurred in May 2010. This also drove an increase in general and administrative expenses as a percentage of revenues during the three months ended June 30, 2010. The remaining increase in general and administrative expenses in absolute dollars in the three and six months ended June 30, 2010 over the comparable periods in the prior year was primarily due to increased legal fees and other outside services, and to a lesser extent, increases in headcount and headcount-related expenses. General and administrative expenses also increased as a result of increased stock-based compensation charges, which were $2.6 million and $1.6 million in the three month periods ended June 30, 2010 and 2009, respectively, and $5.1 million and $3.5 million in the six month periods ended June 30, 2010 and 2009, respectively.

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

We believe that our general and administrative expenses will increase in absolute dollar amounts in the near term, but could fluctuate as we make investments in enhancements to our financial and operating systems and other costs related to supporting a larger company, increased costs associated with regulatory requirements, and our continued investments in international regions. General and administrative expenses will also increase as a result of additional investments required to support our key strategic initiatives, including adding additional infrastructure to support our increased go-to-market capability and focus on service providers. In order to control operating expenses in any given quarter, we have taken actions to reduce costs such as delaying or limiting the scope of administrative projects, imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues. These actions are not necessarily sustainable in the long term, and we have begun to increase spending in order to maintain and build the business in future periods, which among other factors may negatively impact our operating margins, particularly the reinstatement of merit increases in the third quarter of 2010, and bonus programs, which we began to phase in during the second quarter of 2010 and will be fully phased in during the third quarter of 2010.

Amortization of Purchased Intangibles

In both the three months ended June 30, 2010 and 2009, and the six months ended June 30, 2010 and 2009, we recorded $1.4 million and $2.9 million, respectively, for amortization of purchased intangibles related to the Voyant, DSTMedia, Destiny and SpectraLink acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives, which range from several months to eight years.

Restructuring

During the three months ended June 30, 2010 and 2009, we recorded $1.5 million and $0.4 million, respectively, and during the six months ended June 30, 2010 and 2009, we recorded $3.3 million and $6.8 million, respectively, related to restructuring actions that resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams.

During the second quarter of 2010, management decided to eliminate or relocate additional positions to better align with the strategic investment plan. We recorded charges of approximately $1.5 million during the second quarter of 2010 as a result of these actions.

Management committed to a restructuring plan in the third quarter of 2009 to realign and reinvest resources in the strategic growth areas of the business. We eliminated those positions that were not aligned with the go-to-market structure under our new sales leadership in order to reallocate resources to growth areas. The plan included the elimination of approximately four percent of our global workforce. We recorded additional charges of approximately $1.7 million during the first quarter of 2010 as a result of the final notifications related to these actions.

The majority of the remaining severance-related cash expenditures are expected to be made by the end of 2010. The balance also includes approximately $0.8 million related to vacant facilities which will be paid out over the next two years unless the facility is subleased or disposed of earlier.

During the second quarter of 2009, we announced the elimination of approximately 20 finance and administrative positions as a result of consolidating certain function in our shared services center in Beijing, China. As a result of these actions, we recorded restructuring charges of $0.4 million during the three months ended June 30, 2009. During the first quarter of 2009, management eliminated certain positions throughout the company amounting to approximately six percent of our global workforce and recorded restricting charges totaling $6.4 million. This workforce reduction was designed to reduce our cost structure while maintaining flexibility to invest in the strategic growth areas of the business.

See Note 4 of Notes to Condensed Consolidated Financial Statements for further information on restructuring costs.

In July 2010, management committed to a restructuring plan designed to reallocate our resources to more strategic growth areas of the business. The restructuring plan resulted in the elimination of approximately two percent of our global workforce with most of those reductions taking effect immediately, enabling the hiring of additional positions to better align with the execution of our strategic initiatives. We currently expect to record restructuring charges between approximately $3.5 million and $4.5 million in the third quarter of 2010 resulting from these actions, primarily related to severance and other employee termination benefits.

In the future, we may take additional restructuring actions in order to reallocate resources to more strategic growth areas of the business, gain operating efficiencies or reduce our operating expenses, while simultaneously implementing additional cost containment measures and expense control programs. Such restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees or a decrease in employee morale, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve the anticipated cost reductions, our business could be harmed.

Litigation Reserves and Payments

During the three and six months ended June 30, 2010, we recorded a reserve totaling $1.2 million related to the settlement of a legal matter during the period. There were no such expenses in the three and six months ended June 30, 2009.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts, gains and losses on investments, non-income related taxes and fees and foreign exchange related gains and losses.

Interest and other income (expense), net, increased in the three months ended June 30, 2010 to a net gain of $0.4 million compared to a net expense of $1.1 million for the same period in the prior year primarily due to gains realized on investments in 2010 versus losses realized in 2009, and to a lesser extent, lower foreign exchange losses in 2010 than 2009. These increases were partially offset by an increase in non-income related taxes and fees in 2010 compared to 2009.

Interest and other income (expense) was a net expense of $8.2 million and $1.4 million during the six months ended June 30, 2010 and 2009, respectively. Interest and other income (expense), net, decreased in the six months ended June 30, 2010 compared to the same period in the prior year primarily due to losses recognized related to investments that we considered to be other than temporarily impaired, the write-off of a non-trade note receivable and, to a lesser extent, lower interest income due to lower average investment returns. There were no such impairment losses or non-trade note receivable write-offs in the first six months of 2009.

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

Provision for Income Taxes

Our overall effective tax rate for the three and six months ended June 30, 2010 was 22.5% and 21.7%, respectively, which resulted in a provision for income taxes of $3.7 million and $5.0 million, respectively. The effective tax rate for the three and six months ended June 30, 2009 was 24.6% and 24.2%, respectively, which resulted in a provision for income taxes of $5.0 million and $7.5 million, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2010 as compared to the same periods in 2009 was primarily related to a relative increase in foreign earnings in 2010 which are subject to lower tax rates, partially offset by the benefit of the federal research and development tax credit which is reflected in the tax rate in 2009, but not included in the 2010 tax rate due to the expiration of the federal research tax credit for amounts paid or incurred after December 31, 2009. Also offsetting the benefit of the increase in foreign earnings in 2010 as compared to 2009 was a relative increase in non-deductible stock compensation in 2010 as compared to 2009.

During the three and six months ended June 30, 2010, tax related reserves decreased by $1.4 million and $5.4 million, respectively. The decrease for the three months ended June 30, 2010 was primarily related to releases of $0.2 million due to the lapse of the statutes of limitation in certain jurisdictions, $0.8 million due to payments made for the settlement of a California Franchise Tax Board audit, and $0.4 million due to movements in foreign exchange rates. The decrease for the six months ended June 30, 2010 was primarily due to the release of $3.4 million related to the cost sharing among legal entities of stock-based compensation which was released as an adjustment to stockholders’ equity, releases of $0.9 million due to the lapse of statutes of limitation in certain jurisdictions, $0.8 million due to payments made for the settlement of a California Franchise Tax Board audit, and $0.7 million due to movements in foreign exchange rates, partially offset by additional reserves of $0.4 million during the period.

In the three months ended June 30, 2009, we released $9.8 million in tax related reserves to additional paid in capital due to the lapse of statutes of limitation in the U.S., and $0.1 million in tax reserves due to the lapse of a statute of limitation in a foreign jurisdiction. Offsetting the reserve releases was an increase to the tax reserves of $0.8 million related to movement in foreign exchange rates during the quarter. In the six months ended June 30, 2009, an additional reserve release of $0.9 million was recorded in the first quarter related to statute expirations.

As of June 30, 2010, we have $39.0 million of unrecognized tax benefits compared to $45.8 million at June 30, 2009. We anticipate that except for $1.4 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

We recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2010 and 2009, we had approximately $3.4 million and $4.0 million, respectively, of accrued interest and penalties related to uncertain tax positions.

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

Segment Information

A description of our products and services, as well as selected financial data, for each segment can be found in Note 12 to Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three and six months ended June 30, 2010 and 2009.

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

Video Communications Solutions

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2010	June 30, 2009	Increase	June 30, 2010	June 30, 2009	Increase
Revenue	$154,236	$126,820	22%	$302,561	$248,677	22%
Contribution margin	$72,816	$59,024	23%	$143,407	$115,546	24%
Contribution margin as % of Video Communications Solutions revenues	47%	47%	—	47%	46%	1	pt

Video Communications Solutions segment revenues include revenues from sales of our video communications and network systems product lines. Revenues from our Video Communications Solutions segment increased by 22% in both the three and six month periods ended June 30, 2010 as compared to the comparable 2009 periods.

Revenue from video communications products, which consists primarily of our HDX® and VSX® product families, increased by 21% to $127.4 million for the three months ended June 30, 2010 from $105.0 million in the comparable year ago period, and by 19% to $245.6 million for the six months ended June 30, 2010 from $206.6 million in the comparable year ago period. The revenue increase in both the three and six month periods was primarily due to an increase in sales volumes of our HDX product family and new video communications products, such as our Polycom® CX5000 unified conference station, QDX 6000™ video conferencing system and VVX™ 1500 business media phone, partially offset by lower sales volumes of our VSX product family. With the increasing adoption of high definition (HD), our HD products comprised an increasing percentage of the group video units sold. For the first six months of 2010, over 80% of our video communication product revenues were derived from our high definition HDX products versus our standard definition VSX products. While we experienced strong revenue growth in our immersive telepresence products both sequentially and year-over-year in the second quarter of 2010, revenues from our immersive telepresence products in the first six months of 2010 were down year-over-year as revenue recognized in any given period will fluctuate depending on a number of factors, including the size and timing of orders, customer request dates and timing of product acceptance where contractually required.

Revenues from our network systems products for the three months ended June 30, 2010 were $26.8 million, up 23% from revenues of $21.7 million in the comparable 2009 period. Network systems product revenues for the six months ended June 30, 2010 were $56.9 million, up 35% from revenues of $42.1 million in the comparable 2009 period. The revenue increase in both the three and six month periods is primarily due to increases in our video network systems revenues, which were driven primarily by the introduction of new products and enhancements to existing products. Total unit sales of our video network system products increased in the three and six months ended June 30, 2010 as compared to the same periods in 2009, and we continued to see a mix shift toward our newer RMX product lines away from our MGC products, with RMX units comprising the vast majority of video network system units shipped during the first six months of 2010. While we experienced strong year-over-year revenue growth in our network systems products, our network systems product revenues declined sequentially in the second quarter of this year, following a seasonally down first quarter. During the third quarter of 2010, we have taken a number of actions surrounding our sales compensation incentives, increased technical support for our sales force and training and marketing around the capabilities of our network systems product portfolio, which are aimed at driving increased network system revenues.

International revenues, defined as revenues outside of the U.S. and Canada, accounted for 62% and 54% of our Video Communications Solutions segment revenues for the three months ended June 30, 2010 and 2009, respectively, and 62% and 55% of our Video Communications Solutions segment revenues for the six months ended June 30, 2010 and 2009, respectively. During the three months ended June 30, 2010 and 2009, one channel partner accounted for 10% and 11%, respectively, of our total net revenues for our Video Communications Solutions segment, and 11% in each of the six month periods ended June 30, 2010 and 2009. We believe it is unlikely that the loss of any one channel partner would have a long term material adverse effect on consolidated revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The contribution margin as a percentage of Video Communications Solutions segment revenues was 47% for both the three and six months ended June 30, 2010 as compared to 47% and 46% in the three and six months ended June 30, 2009, respectively. During both the three and six months ended June 30, 2010, the change in contribution margin was the result of an increase in gross margins and to a lesser extent, direct marketing expenses decreasing as a percentage of revenues and in absolute dollars, which were substantially offset by an increase in engineering spending. The increase in gross margins was due to an increase in both video communications and network systems gross margins. Engineering expenses increased in absolute dollars and as a percentage of revenues due to increased spending in support of our strategic initiatives.

Direct marketing and engineering spending in the Video Communications Solutions segment will fluctuate depending upon the timing of new product launches and marketing programs.

Voice Communications Solutions

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2010	June 30, 2009	Increase		June 30, 2010	June 30, 2009	Increase
Revenue	$90,559	$61,599	47%		$170,291	$123,036	38%
Contribution margin	$40,185	$22,750	77%		$75,885	$46,158	64%
Contribution margin as % of Voice Communications Solutions revenues	44%	37%	7	pts	45%	37%	8	pts

Revenues from our Voice Communications Solutions segment for the three and six months ended June 30, 2010 increased 47% and 38%, respectively, over the comparable 2009 periods, primarily due to increased sales volumes of our voice communications products, including our Voice-over-IP, circuit-switched, wireless and installed voice product lines. Revenues from our Voice Communications Solutions declined year-over-year from the fourth quarter of 2008 through the second quarter of 2009. We believe these declines were primarily a result of the global economic climate and that this business is now improving as the economy improves. In the third quarter of 2009, we experienced sequential growth for the first time since the second quarter of 2008. We have continued to experience sequential growth since that time, including 14% sequential growth in the three months ended June 30, 2010. Our voice communications products do not provide the same return on investment profile that we believe our video communications solutions products provide to customers who have curtailed travel and other related expenditures in a down economy, making our voice products more susceptible to economic downturns, such as we experienced in 2009

International revenues, defined as revenues outside of the U.S. and Canada, accounted for 37% and 36% of our Voice Communications Solutions segment revenues in the three and six months ended June 30, 2010, respectively, as compared to 36% in both the three and six months ended June 30, 2009. In the three and six months ended June 30, 2010, one channel partner accounted for 19% and 18%, respectively, of our Voice Communications Solutions segment revenues. In addition, during the three months ended June 30, 2010, a second channel partner accounted for 10% of our Voice Communications Solutions segment revenues. During the three and six months ended June 30, 2009, one channel partner accounted for 16% and 13%, respectively, of our Voice Communications Solutions segment revenues. We believe it is unlikely that the loss of any one channel partner would have a long term material adverse effect on consolidated revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The contribution margin as a percentage of Voice Communications Solutions segment revenues for the three months ended June 30, 2010 was 44% as compared to 37% in the comparable 2009 period, an increase of 7 percentage points. The contribution margin as a percentage of Voice Communications Solutions segment revenues for the six months ended June 30, 2010 was 45% as compared to 37% in the comparable 2009 period, an increase of 8 percentage points. The increase in contribution margin in both the three and six month periods was primarily due to both engineering and direct marketing expenses decreasing as a percentage of revenues and an increase in gross margins. Gross margins increased due to an improved product mix and increased revenues. Operating expenses were up slightly in absolute dollars compared to the year ago period, with slightly higher engineering expenses offset by lower direct marketing expenses.

Direct marketing and engineering spending in the Voice Communications Solutions segment will fluctuate depending upon the timing of new product launches and marketing programs.

Services

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2010	June 30, 2009	Increase/ (Decrease)		June 30, 2010	June 30, 2009	Increase
Revenue	$49,840	$42,272	18%		$97,937	$84,388	16%
Contribution margin	$21,789	$20,539	6%		$42,938	$40,046	7%
Contribution margin as % of Services revenues	44%	49%	(5	)pts	44%	47%	(3	)pts

Revenues from our Services segment for the three and six months ended June 30, 2010 increased by 18% and 16%, respectively, over the comparable 2009 periods. The revenue increase in both the three and six month periods was due primarily to increases in video-related services, and to a lesser extent, increased network systems-related services, partially offset by a decrease in voice-related services.

International revenues, defined as revenues outside of the U.S. and Canada, accounted for 42% of total Services revenues for both the three and six months ended June 30, 2010, and 37% for both the three and six months ended June 30, 2009. No one customer accounted for more than 10% of our total revenues for our Services segment for the three and six months ended June 30, 2010 or 2009.

Overall, the Services segment contribution margin as a percentage of Service segment revenues decreased by 5 percentage points for the three months ended June 30, 2010, as compared to the same period in 2009, and by 3 percentage points for the six months ended June 30, 2010, as compared to the same period in 2009. The decrease was primarily due to a mix shift toward lower gross margin services offerings and increased costs, including higher video network operation center charges from third parties and headcount additions to support our go-to-market and professional services strategic initiatives.

Liquidity and Capital Resources

As of June 30, 2010, our principal sources of liquidity included cash and cash equivalents of $284.9 million, short-term investments of $208.1 million and long-term investments of $28.3 million. Substantially all of our short-term and long-term investments are comprised of U.S. government securities, corporate debt securities and corporate preferred equity securities. See Note 7 of Notes to our Condensed Consolidated Financial Statements.

Our total cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries totaled $328.8 million as of June 30, 2010, and the remaining $156.5 million was held in the United States. If we would need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

We generated cash from operating activities totaling $60.9 million in the six months ended June 30, 2010, compared to $73.6 million in the comparable period of 2009. The decrease in cash provided from operating activities for the six months ended June 30, 2010 was due primarily to increased trade receivables, prepaid expenses and other assets, inventories and deferred taxes and smaller decrease in taxes payable. Partially offsetting these negative effects were an increase in accounts payable, other accrued liabilities and increased net income and non-cash expenses.

The total net change in cash and cash equivalents for the six months ended June 30, 2010 was a decrease of $82.2 million. The primary sources of cash were $60.9 million from operating activities and $29.3 million associated with the exercise of stock options and purchases under the employee stock purchase plan. The primary uses of cash during this period were $97.8 million for purchases of investments, net of sales and maturities, $33.6 million for purchases of property and equipment and $47.0 million for purchases of our common stock. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses and other items (such as depreciation, amortization, the provision for doubtful accounts, inventory write-downs for excess and obsolescence, and non-cash stock based compensation), and increases in accounts payable, other accrued liabilities and taxes payable. Partially offsetting the positive effect of these items were increases in trade receivables, inventories, deferred taxes and prepaid expenses and other assets.

Our days sales outstanding, or DSO, metric was 41 days at June 30, 2010 and 44 days at June 30, 2009. We expect that DSO will remain in the 40 to 50 day range but could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables, which typically have longer payment terms, and increases in receivables from service providers and government entities, which have customarily longer payment terms. DSO could be negatively impacted in the current economic environment if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Inventory turns were 5.4 turns at June 30, 2010 as compared to 5.1 turns at June 30, 2009. We believe inventory turns will fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a greater mix of ocean freight versus air freight to reduce freight costs. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to the increased demands of our growing business.

Cash used for purchases of property and equipment increased significantly in the first half of 2010 to $33.6 million as compared to $17.1 million in the first half of 2009. We expect that our capital expenditures will increase in the remainder of 2010 as compared to 2009 due to the investments we are making as a result of our strategic investment plan, including upgrading our Enterprise Resource Planning (ERP) systems and adding and expanding our demonstration centers.

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

From time to time, the Board of Directors has approved plans to purchase shares of our common stock in the open market. During the six months ended June 30, 2010, we purchased approximately 1.5 million shares of our common stock in the open market for cash of $40.0 million. As of June 30, 2010, we were authorized to purchase up to an additional $147.2 million under the share repurchase plan, which was originally approved in 2008. We continue to closely monitor our repurchase program, and as a result, our stock repurchase activity could vary from period to period. See Note 9 of Notes to our Condensed Consolidated Financial Statements for a discussion of the accounting for our common stock repurchases and the resultant accumulated deficit included in stockholder’s equity in our Condensed Consolidated Balance Sheet.

During the third quarter of 2010, we plan to launch a program under which we will be providing direct financing to Internet Telephony Service Providers (ITSPs) as part of a broader initiative to expand and grow our revenues from ITSPs. While we do not expect this initial financing program to be material, we may decide to broaden our programs and provide increased lease financing offerings in the future.

At June 30, 2010, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $248.0 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Consolidated Financial Statements once goods or services have been received or at such time that we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit totaling approximately $1.4 million to secure the leases on some of our offices.

The table set forth below shows, as of June 30, 2010, the future minimum lease payments due under our current lease obligations. Total estimated sublease income for 2010 to 2012 is approximately $0.2 million and is netted in the amounts below. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of June 30, 2010 are as follows (in thousands):

	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long -Term Liabilities	Purchase Commitments
Remainder of 2010	$8,440	$1,890	$—	$242,563
2011	18,652	3,984	1,446	4,089
2012	15,748	3,292	1,817	1,300
2013	9,923	1,855	694	—
2014	8,471	1,529	1,112	—
Thereafter	21,629	3,960	7,068	—

Total payments	$82,863	$16,510	$12,137	$247,952

As discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements, at June 30, 2010, we have unrecognized tax benefits, including related interest, totaling $42.4 million. Payments we make for income taxes may increase during 2010 as our available net operating losses and research tax credits are depleted.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC

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

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. With the exception of those discussed in Note 2 of our Condensed Consolidated Financial Statements, there have been no significant changes to these policies or recent accounting pronouncements or changes in accounting pronouncements that are of potential significance to us during the six months ended June 30, 2010.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.

Revenue Recognition and Product Returns

We recognize revenue when persuasive evidence of an arrangement exists, title and risk of loss has transferred, product payment is not contingent upon installation or other service obligations, the price is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met. Additionally, we recognize maintenance service revenue on our hardware and software products ratably over the service period, generally one to five years.

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

We elected to early adopt this accounting guidance at the beginning of our first quarter of fiscal year 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. As a result, our video communications solutions products are no longer within the scope of the software revenue recognition guidance.

A multiple-element arrangement includes the sale of one or more tangible product offerings with one or more associated services offerings, each of which are individually considered separate units of accounting. The determination of our units of accounting did not change with the adoption of the new revenue recognition guidance. Beginning with new or materially modified arrangements as of January 1, 2010, we allocate revenue to each element in a multiple-element arrangement based upon the relative selling price of each deliverable. When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price for that deliverable. Revenue allocated to each element is then recognized when the other revenue recognition criteria are met for each element.

The adoption of the new revenue accounting guidance, which resulted in an increase in revenues during the first half of 2010 of $2.7 million, did not have a material impact on our revenues or results of operations for the six months ended June 30, 2010.

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

Deferred and Refundable Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of June 30, 2010, we have $48.4 million in net deferred tax assets. Included in the net deferred tax asset balance is a $1.4 million valuation allowance related to net operating losses generated in Denmark.

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

As of June 30, 2010, our fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments, corporate bonds, commercial paper, municipal securities and money market funds. Included in available-for-sale securities is cash equivalents, which consist of investments with maturities of three months or less and include money market funds.

Our preferred equity available-for-sale securities represent preferred stocks that were purchased as part of a capital gains capture program. We recently changed our strategy with respect to our capital gains capture program and we plan to liquidate the remainder of these investments by the end of 2010.

The principal market where we execute our foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The Company’s foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources (specifically, spot exchange rates, LIBOR rates and credit default rates) and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. For the fair value of the Company’s marketable securities and foreign currency contracts see Note 7 of Notes to Consolidated Financial Statements.

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

Non-marketable Securities

We periodically make strategic investments in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. For example, to date, due to these and other factors, we have recorded cumulative charges against earnings totaling $21.5 million associated with the impairment of these investments, including $7.4 million in the second quarter of 2007. At June 30, 2010 and December 31, 2009, our strategic investments had a carrying value of $2.5 million and $2.2 million, respectively.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We generally invest excess cash in marketable debt instruments of the U.S. government and its agencies and high-quality corporate debt securities, and by policy, limit the amount of credit exposure to any one issuer. We have also invested in corporate preferred equity securities as part of a capital gains capture program. These corporate preferred equity securities are primarily comprised of investment-grade, non-convertible utility preferred stocks that are generally rated the equivalent of BBB or better by at least one of the major credit rating agencies. While an active market exists for these securities, preferred equity securities are not as actively traded as common stock equity securities. Further, while we have the ability to hold these investments, as part of our recent change in strategy with respect to our capital gains capture program, we have decided to liquidate these investments over the next several months. If we sell these securities within a short period of time, we could incur significant losses. At June 30, 2010, the fair value of these corporate preferred equity securities is $15.2 million. We recognized losses in the first quarter of 2010 totaling $6.5 million related to investments in corporate preferred equity securities that we considered to be other than temporarily impaired based upon our decision to liquidate the securities in a relatively short period of time and an assessment of the individual holdings. During the three months ended June 30, 2010, the Company liquidated approximately $18.2 million of these investments and realized a gain of approximately $1.0 million.

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

A sensitivity analysis was performed on our investment portfolio as of June 30, 2010. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at June 30, 2010 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS (in thousands):

-150 BPS	-100 BPS	-50 BPS	Fair Value 6/30/2010	+50 BPS	+100 BPS	+150 BPS
$237,626	$237,218	$236,811	$236,403	$235,996	$235,588	$235,181

Foreign Currency Exchange Rate Risk

While the majority of our sales are denominated in United States dollars, we also sell our products and services in certain European regions in Euros and in British Pounds, which has increased our foreign currency exchange rate fluctuation risk.

While we do not hedge for speculative purposes, as a result of our exposure to foreign currency exchange rate fluctuations, we enter into forward exchange contracts to hedge our foreign currency exposure to the Euro, British Pound and Israeli Shekel relative to the United States Dollar. We mitigate bank counterparty risk related to our foreign currency hedging program through our policy that requires the Company to execute hedge contracts with banks that meet certain credit ratings criteria.

As of June 30, 2010, we had outstanding forward exchange contracts to sell 6.6 million Euros at 1.31, sell 4.2 million British Pounds at 1.46, and buy 2.6 million Israeli Shekels at 3.58. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. As of June 30, 2010, we also had net outstanding foreign exchange contracts to sell 7.0 million Euros at 1.40 and sell 0.3 million British Pounds at 1.64 and buy 10.4 million Israeli Shekels at 3.92. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekels. As of June 30, 2010, we had net outstanding foreign exchange contracts to sell 6.6 million Euros at 1.29 and 0.7 million British Pounds at 1.47 and to buy 9.8 million Israeli Shekels at 3.81. These forward exchange contracts, carried at fair value, typically have maturities of less than 360 days. As of June 30, 2010, we also had net outstanding foreign exchange contracts to sell 39.0 million Euros at 1.37 and 3.5 million British Pounds at 1.55 and buy 50.8 million Israeli Shekels at 3.79. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

Based on our overall currency rate exposure as of June 30, 2010, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have a positive or negative impact of less than $1.0 million on our results of operations if unhedged. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. See Note 8 of Notes to Condensed Consolidated Financial Statements for further information on our foreign exchange derivatives.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS THAT WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OR ALL OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE SIGNIFICANTLY DUE TO ANY OF THESE RISKS, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT. IN ASSESSING THESE RISKS, YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

Global economic conditions adversely affected our business in 2009 and could again adversely affect our revenues and harm our business.

Adverse economic conditions worldwide have contributed to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to adverse changes in general economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods, including most recently in the fiscal year ended December 31, 2009. Despite some recent signs of stabilization and our growth in revenues in the first six months of 2010, global economic concerns like the recent sovereign debt crisis continue to create uncertainty and unpredictability and cause us to continue to be cautious about our future outlook. A global economic downturn would negatively impact technology spending for our products and services and may materially adversely affect our business, operating results and financial condition. Further, global economic conditions have resulted in a tightening in the credit markets, low liquidity levels in many financial markets, and extreme volatility in credit, equity, foreign currency and fixed income markets.

These adverse economic conditions negatively impact our business, particularly our future revenue potential, losses on investments and the collectability of our accounts receivable, by causing the inability of our customers to obtain credit to finance purchases of our products and services, customer or partner insolvencies or bankruptcies, decreased customer confidence to make purchasing decisions resulting in delays in their purchasing decisions, decreased customer demand or demand for lower-end products, and decreased customer ability to pay their obligations when they become due to us. For example, our partner Nortel’s bankruptcy filing in January 2009 negatively impacted our revenues as our level of business with Nortel has been materially lower than that of historical levels.

We believe our voice communications products are more susceptible to general economic conditions than our other products, which led to longer sales cycles for our voice products and negative year-over-year growth of revenues in the voice product line in 2009. In particular, while we believe that our video product lines may be better able to sustain the impact of current economic conditions and recessionary and other factors, our voice products do not provide the same return on investment profile that we believe our video products provide to customers who are curtailing travel and other related expenditures in a down economy, making our voice products more susceptible in periods of economic downturn. Further, although we believe our video communications products offer a rapid return on investment, tightened corporate budgets and capital expenditures in this economic environment will likely continue to negatively impact our video communications product revenues, as was the case in 2009.

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

•	appropriately and competitively price our products and solutions;

•	introduce new products and solutions;

•	reduce production costs;

•	provide value-added features and functionality;

•	successfully integrate our products with, and operate our products on, existing customer platforms;

•	gain market presence and brand recognition; and

•	extend credit to our partners.

         We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our current or future competitors, or our delay in bringing new products to market to compete with competitive products, could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be a reduction in the prices of our products and our competitors’ products, the introduction of additional lower priced competitive products or the introduction of new products or product platforms that render our existing products or technologies obsolete. For example, video network systems product revenues declined on a sequential quarter basis in the first and second quarters of 2008, and again most recently in the first and second quarters of 2010, and could decline again in the future. Revenues relating to new product offerings may also be unpredictable. For instance, although we initially saw strong sales of our Polycom CX5000 Unified Conference Station in 2009, there can be no assurance that revenue will remain at those levels or grow in future quarters.

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

We face significant competition in the video communications solutions industry. For our video conferencing end points, our major competitors include Cisco Systems, who acquired Tandberg in April 2010, Hewlett-Packard and a number of other companies including Aethra (which is being acquired by RADVISION), Huawei, LifeSize (which was acquired by Logitech in December 2009), as well as various smaller or new industry entrants. We face competition for sales of our RPX and TPX telepresence solutions and related services from Cisco Systems, Hewlett-Packard, Tandberg, Teleris and others. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, which may result in our having to increase our spending on marketing, and we may not be able to effectively compete against these companies due to their size.

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

For instance, in April 2010, Cisco Systems completed its acquisition of Tandberg, which could have an adverse effect on our business and our future results of operations, possibly materially. We will now have to compete with a larger combined company with significantly greater financial and sales and marketing resources than ours, an extensive channel network and with a newly acquired expanded video communications solutions product line. This new product line may be sold in conjunction with Cisco Systems’ proprietary network equipment and technology as a complete solution, making it more difficult for us to compete against them or to ascertain pricing on competitive products. In addition, Cisco Systems may use its dominance in network equipment to foreclose competition in the telepresence and/or videoconferencing equipment market. Cisco Systems may make it more difficult, more expensive, or otherwise less attractive to choose our telepresence and/or videoconferencing products in a Cisco Systems network environment. Cisco Systems may also preclude our competitive products from being fully interoperable with Cisco Systems endpoints, video infrastructure and/or network products. Similarly, Hewlett-Packard’s recently announced partnership with Vidyo to offer conference room and desktop video endpoints that run on enterprise networks will result in increased competition for such video communications offerings and, accordingly, could adversely impact our revenues for such product lines and our revenues from Hewlett-Packard.

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

Our video communications solutions network systems products experience significant direct competition from Cisco Systems, which acquired Tandberg in April 2010, Huawei, and various smaller or new industry entrants. Tandberg’s acquisition of Codian strengthened their infrastructure product offerings and continues to result in increased competition from Tandberg against our total video communications solutions offering, and has negatively impacted our video communications solutions revenues, as well as our market position with respect to video conferencing and network systems offerings. For example, while we gained market share in the first quarter of 2010 despite the seasonal sequential decline, our network systems product revenues also declined sequentially in the second quarter of 2010 due in part to increased competition. Further, we launched our next generation video network system platform (RMX 2000®) in 2007 and introduced enhancements to that platform in 2009 with the introduction of our RMX 2000 V4.0 and RMX 4000, and we intend to continue to launch new network systems product offerings, including enhancements to existing products, in the future. These new product offerings may be delayed or may not have as much of a positive impact on our video communications solutions revenues as we anticipate. As a result, we may continue to lose market share with respect to our video communications solutions network systems products, as we have experienced in previous quarters.

The market for voice communications equipment, including voice conferencing and desktop equipment, and wireless voice devices is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. Further, we believe that the market for voice communication products may be more sensitive to economic conditions than our video communications solutions products as we have seen in 2009. In voice communications solutions, our major conference phone competitors include ClearOne Communications, Konftel, Mitel, Yamaha and other companies that offer lower cost, full-duplex speakerphones. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that cost less than our voice communications products. Our major VoIP desktop competitors include Aastra, LG Nortel, Linksys, a division of Cisco Systems, Snom and Thompson, in addition to several low cost manufacturers in Asia and Europe that are emerging.

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

Our plans to invest in our business for further growth have caused, and may continue to cause, a negative impact on our profitability and may not ultimately lead to our intended results.

In the fourth quarter of 2009, we announced a strategic investment plan that included several key initiatives designed to capture growth in the unified collaboration market in which we operate. These include enhancements to our go-to-market capability; building strategic partnerships with companies such as Avaya, Hewlett-Packard, IBM, Microsoft and others; focusing on service providers’ enhanced sell-through, as well as developing specific products and services to support their growing offerings in the managed and hosted space; increased innovation surrounding our immersive telepresence products and other solutions; and expansion of our professional services practice. Over the next few quarters, we plan to significantly increase our spending levels in sales and marketing and, to a lesser extent, research and development and general and administrative areas, to support these key initiatives. This increased investment level has lowered profits in the short-term and is designed to yield increased growth in both our revenues and profitability in the future.

The results of these investments are expected, in the short-term, to limit our profitability and could negatively impact our stock price. Further, these investments may not result in the revenue and profitability growth that these investments are designed to yield. We may have also underestimated the required investment that each of these initiatives requires in order for us to achieve the anticipated results.

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

•

fluctuations in demand for our products and services, principally due to (i) the changing global economic environment, (ii) increased competition as we have seen in Asia, particularly in China and India, across all product lines and globally with respect to video communications solutions product lines, (iii) the development of new partnerships, such as the one recently announced between Hewlett-Packard and Vidyo, and the impact of consolidation in our industry, such as the recently completed acquisition of Tandberg by Cisco Systems, (iv) increased competition from larger companies like Cisco Systems, particularly as a result of the Tandberg acquisition, and Hewlett-Packard and (v) the introduction by our competitors of new products that may be considered more technologically advanced than the products that we offer and that are introduced in the market more rapidly than we can offer them;

•

the timing and extent of additional investments we make to support our recently announced strategic initiatives may not result in the revenue and profitability growth that these investments are intended to yield;

•

changes to our global organization, particularly with respect to CEO transition activity and the corresponding reorganization of our global sales organization, which creates distraction for our sales force and our channel partners, may lead to employee attrition in the sales organization and may materially impact our future revenues and profitability during the transition period;

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

•

the impact of the volatility of the U.S. dollar, and recently of the Euro and British Pound, which could result in delays in purchasing our products or lower average selling prices to offset the volatility, affecting both revenues and gross margins;

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

In addition, we plan to make additional investments in developing our immersive telepresence products and other product innovation as part of our recently announced key strategic initiatives. Ultimately, it is possible that our increased investments in this area may not yield the financial results that we plan to achieve from such investments as quickly as anticipated, or at all. In addition, in our high end video communications solutions, such as telepresence, that typically require direct high touch sales involvement with potential customers, we compete directly with large, multi-national corporations, such as Cisco Systems and Hewlett-Packard, who have substantially greater financial, technical and executive resources than we do, as well as greater name recognition and market presence with many potential customers.

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

We produce highly complex communications equipment, which includes both hardware and software and incorporates new technologies and component parts from different suppliers. Resolving product defect and technology and quality issues could cause delays in new product introduction. Component part shortages, such as those we experienced in the fourth quarter of 2009 and the first half of 2010, could also cause delays in product delivery to our customers and lead to increased costs as we are required to expedite shipping to meet our product order requests. Further, some defects may not be detected or cured prior to a new product launch, or may be detected after a product has already been launched and may be incurable or result in a product recall. For example, in the past we have encountered defects with the lithium ion batteries in our wireless products. The occurrence of any of these events has resulted and could in the future result in the failure of a partial or entire product line or a temporary or permanent withdrawal of a product from the market. We may also have to invest significant capital and other resources to correct these problems, including product reengineering expenses and inventory, warranty and replacement costs. These problems might also result in claims against us by our customers or others.

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

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our SoundStation® IP and SoundPoint® IP products are dependent on the roll out of voice-over-IP, or VoIP, technologies. In addition, VoIP products are traditionally sold through service providers. We may not be successful in expanding our current service provider network or maintaining a successful service provider network or one that we can successfully leverage beyond our current value added reseller model. The success of our HDX 4000, VSX 3000 and CMA Desktop software application products depends on the increased use of desktop video collaboration technologies. The success of our Polycom Video Border Patrol™ (VBP™) security and Network Address Translation (NAT)/firewall traversal solutions will depend on market acceptance and the effect of current and potential competitors and competitive products. Further, as we see the adoption rate of new technologies increase, product sales of our legacy products may be negatively impacted. Due to the SpectraLink acquisition, we face risks related to our ability to respond to rapid technological changes within the on-premises wireless telephone industry. The wireless communications industry is characterized by rapid technological change, short product life cycles, and evolving industry standards. Further, a lower than anticipated rate of acceptance of 802.11 wireless networks within the enterprise environment may impede the growth of our wireless handset sales.

In addition, we develop new products or product enhancements based upon anticipated demand for new features and functionality, such as next generation high definition video resolution technology and scalable video codec (SVC) capabilities. We may not be able to sell certain of our products in significant volumes and our business may be harmed if the use of new technologies that our future products are based on does not occur; if the development of suitable sales channels does not occur, or occurs more slowly than expected; if our products that incorporate new technologies are not priced competitively or are not readily adopted; or if the adoption rates of such new technologies do not drive demand for our other products as we anticipate. For example, although we believe increased sales of group and desktop video communications solutions will drive increased demand for video infrastructure products, such increased demand may not occur or we may not benefit to the same extent as our competitors. We also may not be successful in creating demand in our installed customer base, such as customers who have our legacy SoundStation products, for products that we develop that incorporate new technologies or features.

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

In May 2010, the Company co-founded the Unified Communications Interoperability Forum (UCIF), a non-profit alliance of worldwide technology leaders working together to deliver open unified communication (UC) solutions. The UCIF will utilize existing standards and define new standards to eliminate the gaps between current protocols and broad-based interoperability. Developing and maintaining the UCIF requires a significant investment of time and resources and we may not ultimately realize the intended benefits.

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

Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment and video infrastructure products, which could cause us to reduce the prices for any of these products or discontinue one product with the intent of simplifying our product offering and enhancing sales of a similar product. For example, we believe that the sequential declines in video network systems product revenues that we experienced in the first and second quarters of 2008 and again in the second quarter of 2010 are due in part to increased competitive pressures. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a similar product.

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

Finally, if we do not fully anticipate, understand and fulfill the needs of end-user customers in the vertical markets that we serve, we may not be able to fully capitalize on product sales into those vertical markets and our revenues may, accordingly, fail to grow as anticipated or may be adversely impacted. We face similar risks as we expand and focus our business on the small-to-medium business and service provider markets.

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

We have acquired several businesses, which together resulted in goodwill valued at approximately $490.0 million and other purchased intangible assets valued at approximately $35.8 million as of June 30, 2010. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred and may occur in the future as a result of global economic factors make such an impairment more likely to result. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values, as we did in the fourth quarter of 2007 when we wrote down certain intangible assets associated with our acquisition of Voyant in the amount of $3.6 million. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. To date, due to these and other factors, we have recorded cumulative charges against earnings totaling $21.5 million associated with the impairment of such investments. As of June 30, 2010, our investments in private companies are valued at $2.5 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

We have in the past, and may in the future, as part of acquiring a company or as part of restructuring actions taken to streamline the business, identify redundant facilities. If we identify redundant facilities, we would develop a plan to exit as part of the integration of the businesses or as part of the implementation of the restructuring plan. For example, as of June 30, 2010 we have a remaining liability in the amount of $0.8 million related to facilities we vacated in connection with our acquisition of SpectraLink. This reserve is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

Our failure to effectively execute a divestiture of a product line could adversely impact our business.

If we divest any of our product lines in the future, such divestitures may not be executed effectively, which could adversely impact our customer relationships or cause other adverse effects during a transition.

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

As part of our recently announced key strategic initiatives, we are building strategic partnerships with such companies as Avaya, Broadsoft, Hewlett-Packard, IBM, Juniper, Microsoft and Siemens; however, defining and developing these partnerships is expensive and time consuming and may not come to fruition or yield the desired results, impacting our ability to effectively compete in the video communications market and to take advantage of anticipated future market growth. For example, our prototypical home telepresence solution, as demonstrated in January 2010 as part of IBM’s Connected Home initiative, may not result ultimately in our ability to capture successfully the opportunities presented in the home videoconferencing market. Further, as we enter into agreements with these strategic partners to enable us to continue to expand our relationships with these partners, we may undertake additional obligations which could trigger unintended penalty or other provisions in the event that we fail to fully perform our contractual commitments or could result in additional costs beyond those that we have planned for in order to meet these contractual obligations. We also recently launched our Polycom UC Intelligent Core initiative, which is intended to drive increased product sales of our video communications network products, which may not ultimately yield the revenues or product adoption results that we intend.

Some of our current and future products are directly competitive with the products sold by both our channel and strategic partners. For example, we have an agreement with Cisco Systems under which we ship SoundStation IP conference phones for resale by Cisco Systems. Cisco Systems, through their recent of acquisition of Tandberg, sells a video infrastructure product which is in direct competition with our video network systems offerings and video conferencing products that are in direct competition with our video conferencing solutions. We also compete with Cisco Systems in the WLAN space. We also recently entered into an agreement with Hewlett-Packard under which our complete portfolio of voice and video solutions will be sold and delivered through Hewlett-Packard. Hewlett-Packard also sells a telepresence product (named HP Halo) that is in direct competition with our telepresence product offerings and has entered into a new relationship with Vidyo to expand the HP Halo portfolio to include conference room and desktop endpoints that run on enterprise networks. As a consequence of conflicts such as these, there is the potential for our channel and strategic partners to compete head-to-head with us and to significantly reduce or eliminate their orders of our products or design our technology out of their products. Further, some of our products are reliant on strategic partnerships with call servers providers and wireless network systems providers. These partnerships result in interoperable features between products to deliver a total solution to our mutual end-user customers. Competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies. As an example, we are now competing in the voice-over-IP handset arena through service providers, which may cause our relationships with our IP PBX strategic partners to erode. In addition, due to increasing competition with us for sales of video conferencing equipment, Cisco Systems may decide to terminate its relationship with us to resell our SoundStation IP conference phones or eliminate the interoperability of its wireless access points with our SpectraLink 8000 wireless telephones. Further, our strategic partners may acquire businesses that are competitive with us. Any such strain or acquisition could limit the potential contribution of our strategic relationships to our business, restrict our ability to form strategic relationships with these companies in the future and create additional competitive pressures on us, including downward pressure on our average selling prices, which would result in a decrease in both revenues and gross margins, any of which could harm our business.

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

Although to date, a substantial majority of our international sales have been denominated in U.S. currency, we expect that a growing number of sales will be denominated in non-U.S. currencies as more international customers request billing in their currency. We maintain local currency pricing in the European Union and the United Kingdom whereby we price and invoice our products and services in Euros and British Pounds. In addition, some of our competitors currently invoice in foreign currency, which could be a disadvantage to us in those markets where we do not. Further, with the recent credit crisis and volatility of the U.S. dollar against other currencies in the second half of 2008 and again in 2010, our products have become more expensive for our partners whose purchases are denominated in U.S. dollars, which may further disadvantage us relative to our competitors or negatively impact our margins. Our international operating expenses are denominated in foreign currency. As a result of these factors, we expect our business will be significantly more vulnerable to currency fluctuations, which could adversely impact our results of operations. These currency fluctuations would be recorded in Interest and Other Income (Expense) in our Consolidated Statements of Operations. We will continue to evaluate whether to, and are likely to decide to, expand the type of products we sell in selected foreign currencies in addition to the Euro and British Pound or may, for specific customer situations, choose to sell our products in foreign currencies, thereby further increasing our foreign exchange risk.

While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, such as we have seen in the Euro and British Pound in 2010, we typically engage in currency hedging activities to mitigate currency fluctuation exposure. As a result, our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, Interest and Other Income (Expense) has become less predictable and more difficult to forecast. Due to the denomination of our European product sales in Euros and of our United Kingdom product sales in British Pounds, we have increased our hedging activity. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. For example, as a result of our cash flow hedging program, in the third and fourth quarters of 2009, we reduced operating income by $0.6 million and $2.2 million, respectively, as compared to increasing operating income in the first and second quarters of 2009 and the first and second quarters of 2010 by $2.3 million, $1.6 million, $0.5 million, and $1.7 million, respectively.

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

If we fail to successfully attract and retain highly qualified management personnel, our business will be harmed.

Our future success will depend in part on our continued ability to hire, assimilate and retain highly qualified senior executives and other key management personnel. Beginning with the appointment of Andrew Miller as our President and Chief Executive Officer in May 2010, we have begun a transition in certain of our executive positions, including the departures of our Senior Vice President, Human Resources and Senior Vice President and General Manager, Polycom Global Services. In addition, we have not as yet replaced the head of our Voice Communications Solutions division who left the company in November 2009, and Mr. Miller fills that role on an interim basis. Future changes to the Company’s executive leadership team, including new executive hires or departures, or other organization changes implemented by our new Chief Executive Officer, could cause disruption to the business and have an impact on our ability to execute successfully in future periods while these operational areas are in transition. Further, as a result of our increased focus on service providers and small-to-medium businesses, we will likely need to hire additional personnel with expertise in these areas or make organizational changes to better align our resources around these markets. Competition for qualified executive and other management personnel is intense, and we may not be successful in attracting or retaining such personnel, which could harm our business.

Further, since July 2009, we have made a number of changes in our global sales organization, including most recently in connection with Mr. Miller’s transition from his prior role as EVP, Global Field Operations. Such changes may create a distraction for our sales force and our channel partners and divert management’s attention from other ongoing business concerns, may lead to employee attrition in the sales organization and, accordingly, may materially impact our future revenues and profitability during the transition period. Such transitions may also be disruptive to the affected function and our business on a longer term basis than we expect, particularly as the sales team, many of whom have not worked together previously, learns to work together effectively. Further, we may not experience the operating efficiencies in product planning, research, and development or sales productivity that any reorganization within the sales organization is intended to achieve. In addition, the success of the planned expansion of our sales force as part of our recently announced strategic initiative around increasing our go-to-market capability is also dependent upon their ability to achieve certain productivity levels in an acceptable timeframe, and any inability to do so could be disruptive to our business and have a material adverse impact on our operating results.

We have experienced significant growth in our business and operations due to internal expansion and business acquisitions, and if we do not appropriately manage this growth and any future growth, our operating results will be negatively affected.

Our business has grown in recent years through both internal expansion and business acquisitions, including our acquisitions of SpectraLink and Destiny in 2007, and we recently announced several key strategic initiatives that we are undertaking to further grow our business, including enhancing our go-to-market capability, increasing our strategic partnerships, focusing on service providers’ enhanced sell-through, as well as developing specific products and services to support their growing offerings in the managed and hosted space, increased innovation in our immersive telepresence products and expansion of our professional services practice. The Company’s execution against its strategic initiatives may cause strain on our organizational resources and may not ultimately result in the return on investment that is anticipated, particularly with respect to the heavy investment in go-to-market resources. Further, continued growth in general, which may include growth through business acquisitions, may continue to cause a significant strain on our infrastructure, internal systems and managerial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. In addition, we must continue to evolve our processes to take advantage of automation tools as the size of our business grows, or the processes that we developed when we were a smaller company may not be sustainable and could cause harm to our business. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. We also may be less able to predict and effectively control our operating expenses due to the growth and increasing complexity of our business. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands placed on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. For instance, we are in the process of upgrading our Enterprise Resource Planning (ERP) systems to meet the growing demands of our business, which upgrade efforts were slowed toward the end of 2008 and early 2009 due to a decrease in Company spending during the period of economic downturn. The initial phase of our upgrade to our ERP systems was completed in July 2010 and will continue to be implemented in phases through 2011. The fact that such ERP upgrades were delayed, or may not be effectively completed as planned, could cause harm to our ongoing business operations. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

Our future growth may require significant additional resources given that, as we increase our business operations in complexity and scale, we may have insufficient management capabilities and internal bandwidth to manage our growth and business effectively. We cannot assure you that resources will be available when we need them or that we will have sufficient capital to fund these potential resource needs. Also, as we assess our resources following our acquisitions, we will likely determine that redundancy in certain areas will require consolidation of these resources, such as the associated restructuring activities we completed during 2008 and 2009. We have in the past, and we may again in the future, implement restructuring plans to eliminate or relocate positions in order to reallocate resources to more strategic growth areas of the business or to reduce our operating costs. Such restructuring actions result in significant cash payments and charges to operations, such as the $15.9 million we recorded for restructuring costs in 2009. Any organizational disruptions associated with restructuring activities would require increased management attention and financial expenditures, or we may discover we terminated the wrong personnel or cut too deeply, which may impact our operations. If we are unable to manage our growth effectively, if we experience a shortfall in resources or if we must take additional restructuring charges, our results of operations will be harmed.

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

         We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. Some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In addition, companies with limited or uncertain financial resources manufacture some of these components. Further, we do not always have direct control over the supply chain, as many of our component parts are procured for us by our contract manufacturers. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components, develop alternative sources as needed, or companies with limited financial resources go out of business, our operating results could be seriously harmed. During the fourth quarter of 2009 and the first half of 2010, we experienced material shortages from several key component suppliers which delayed our manufacturing output for certain of our voice, video and network system products. Some of these shortages will continue into the second half of 2010 and possibly longer. In addition, we may incur additional costs to resolve these supply shortages, which would negatively impact our gross margins, as we have seen in recent quarters.

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

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities, interest rate changes, the ongoing strength and quality of the global credit market and liquidity. All of the securities in our investment portfolio are investment-grade rated, but the instability of the credit market could impact those ratings and our decision to hold these securities, if they do not meet our minimum credit rating requirements. If we should decide to sell such securities, we may suffer losses in principal value that have significantly declined in value due to the declining credit rating of the securities and the ongoing strength, quality and liquidity of the preferred equity’s market and the global financial markets as a whole. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments. For example, in the first quarter of 2010, we recognized losses totaling $6.5 million for investments we considered to be other than temporarily impaired, $3.0 million of which we actually realized during the second quarter of 2010. With the current instability in the financial markets, we could incur significant realized or other than temporary impairment losses associated with certain of our investments which would reduce our net income. We may also incur further temporary impairment charges requiring us to record additional unrealized loss in accumulated other comprehensive income. In addition, the recent decrease in interest rates has adversely impacted the return we receive on our investments.

A significant portion of our net revenue and expenses are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily currencies in Europe and Asia. As a response to the risks of changes in value of foreign currency denominated transactions, we may enter into foreign currency forward contracts or other instruments, the majority of which have a maturity date greater than one year. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business or hedge the full amount of each exposure identified. The translation of these foreign currency denominated transactions will impact net revenues, operating expenses and net income as a result of fluctuations in the U.S. dollar against foreign currencies. Accordingly, such amounts denominated in foreign currencies may fluctuate in value and produce significant earnings and cash flow volatility. For example, as a result of our cash flow hedging program, in the third and fourth quarters of 2009, we reduced operating income by $0.6 million and $2.2 million, respectively, as compared to increasing operating income in the first and second quarters of 2009 and the first and second quarters of 2010 by $2.3 million, $1.6 million, $0.5 million, and $1.7 million, respectively.

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

The Company is also subject to the periodic examination of its income tax returns by the Internal Revenue Service, such as we are currently undergoing, and other tax authorities, and in some cases, we have received additional tax assessments. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. We may underestimate the outcome of such examinations which, if significant, would have a material adverse effect on the Company’s net income and financial condition.

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

•

the announcement of new products, product enhancements or acquisitions by us or by or of our competitors, such as the recent acquisition of Tandberg, previously our largest independent competitor, by Cisco Systems;

•	technological innovations by us or our competitors;

•	quarterly variations in our results of operations;

•	general market conditions or market conditions specific to technology industries; and

•	domestic and international macroeconomic factors.

In addition, the stock market continues to experience significant price and volume fluctuations related to general economic, political and market conditions. These fluctuations have had a substantial effect on the market prices for many high technology companies like us and are often unrelated to the operating performance of the specific companies. As with the stock of many other public companies, the market price of our common stock has been particularly volatile during the recent period of upheaval in the capital markets and world economy. This excessive volatility in our stock price is unpredictable and may continue for an indefinite period of time.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity during the quarter ended June 30, 2010:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
4/1/10 to 4/30/10	568	$33.54	—	$167,165,000
5/1/10 to 5/31/10	638,567	$31.77	629,054	$147,173,000
6/1/10 to 6/30/10	451	$30.37	—	$147,173,000

Total	639,586	$31.77	629,054

(1)	Includes 10,532 of shares repurchased in April through June 2010 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)	In May 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company at its discretion may purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“the 2008 share repurchase plan”). As of June 30, 2010, the Company was authorized to purchase up to an additional $147.2 million of shares in the open market under the 2008 share repurchase plan. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2008 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION

Costs Associated with Exit or Disposal Activities

In July 2010, management committed to a restructuring plan designed to reallocate our resources to more strategic growth areas of the business. The restructuring plan resulted in the elimination of approximately two percent of our global workforce with most of those reductions taking effect immediately, enabling the hiring of additional positions to better align with the execution of our strategic initiatives. We currently expect to record restructuring charges and make cash expenditures between approximately $3.5 million and $4.5 million in the third quarter of 2010 resulting from these actions, primarily related to severance and other employee termination benefits.

Item 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 15, 2010).

10.1*	Polycom, Inc. 2004 Equity Incentive Plan (May 27, 2010 Restatement) (which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2010).

10.2(1)*	Polycom, Inc. Executive Severance Plan and Summary Plan Description, as amended and restated effective May 10, 2010.

10.3(1)*	Amended Change of Control Severance Agreement, effective as of May 10, 2010, by and between Andrew M. Miller and the Company.

10.4(1)*	Consulting Agreement, made and entered into as of May 10, 2010, by and between Robert C. Hagerty and the Company.

10.5(1)*	Form of Amended and Restated Performance Share Agreement for Andrew M. Miller.

31.1(1)	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June, 2010, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Indicates management contract or compensatory plan or arrangement.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 30, 2010

POLYCOM, INC.

/s/ ANDREW M. MILLER
Andrew M. Miller
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL R. KOUREY
Michael R. Kourey
Executive Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)

/s/ LAURA J. DURR
Laura J. Durr
Vice President and Worldwide Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 15, 2010).

10.1*	Polycom, Inc. 2004 Equity Incentive Plan (May 27, 2010 Restatement) (which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2010).

10.2(1)*	Polycom, Inc. Executive Severance Plan and Summary Plan Description, as amended and restated effective May 10, 2010.

10.3(1)*	Amended Change of Control Severance Agreement, effective as of May 10, 2010, by and between Andrew M. Miller and the Company.

10.4(1)*	Consulting Agreement, made and entered into as of May 10, 2010, by and between Robert C. Hagerty and the Company.

10.5(1)*	Form of Amended and Restated Performance Share Agreement for Andrew M. Miller.

31.1(1)	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Senior Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June, 2010, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Indicates management contract or compensatory plan or arrangement.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed herewith.