Form 10-Q
period 2010-09-30
POLYCOM INC
filed 2010-11-02
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

There were 85,397,509 shares of the Company’s Common Stock, par value $.0005, outstanding on October 22, 2010.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$307,720	$331,098
Short-term investments	156,824	123,686
Trade receivables, net of allowance for doubtful accounts of $2,768 and $3,523 at September 30, 2010 and December 31, 2009, respectively	147,434	132,813
Inventories	107,743	76,863
Deferred taxes	24,165	23,824
Prepaid expenses and other current assets	33,199	24,299

Total current assets	777,085	712,583
Property and equipment, net	104,118	81,252
Long-term investments	35,948	12,687
Goodwill	493,647	495,299
Purchased intangibles, net	31,373	46,255
Deferred taxes	28,107	23,943
Other assets	24,188	13,882

Total assets	$1,494,466	$1,385,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$106,556	$87,233
Accrued payroll and related liabilities	30,943	23,707
Taxes payable	4,154	617
Deferred revenue	95,481	79,504
Other accrued liabilities	54,831	52,360

Total current liabilities	291,965	243,421
Non-current liabilities
Deferred revenue	51,437	46,787
Taxes payable	18,031	27,111
Deferred taxes	2,570	2,702
Other non-current liabilities	12,708	12,027

Total non-current liabilities	84,746	88,627

Total liabilities	376,711	332,048
Stockholders’ equity
Common stock, $0.0005 par value; Authorized: 175,000,000 shares; Issued and outstanding: 85,368,969 shares at September 30, 2010 and 84,485,030 shares at December 31, 2009	40	40
Additional paid-in capital	1,131,009	1,066,790
Cumulative other comprehensive income (loss)	1,600	(962)
Accumulated deficit	(14,894)	(12,015)

Total stockholders’ equity	1,117,755	1,053,853

Total liabilities and stockholders’ equity	$1,494,466	$1,385,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues:
Product revenues	$255,496	$198,955	$728,348	$570,668
Service revenues	52,573	44,064	150,510	128,452

Total revenues	308,069	243,019	878,858	699,120

Cost of revenues:
Cost of product revenues	99,913	84,288	291,463	242,778
Cost of service revenues	25,371	20,509	74,390	60,569

Total cost of revenues	125,284	104,797	365,853	303,347

Gross profit	182,785	138,222	513,005	395,773

Operating expenses:
Sales and marketing	97,214	70,819	282,491	203,605
Research and development	38,278	29,004	108,423	85,532
General and administrative	19,440	13,556	55,627	39,873
Amortization of purchased intangibles	1,406	1,446	4,267	4,344
Restructuring costs	3,301	4,632	6,574	11,476
Litigation reserves and payments	0	700	1,235	700

Total operating expenses	159,639	120,157	458,617	345,530

Operating income	23,146	18,065	54,388	50,243
Interest and other income (expense), net	293	(637)	(7,931)	(1,995)

Income before provision for income taxes	23,439	17,428	46,457	48,248
Provision for income taxes	6,171	3,722	11,174	11,192

Net income	$17,268	$13,706	$35,283	$37,056

Basic net income per share	$0.20	$0.16	$0.41	$0.44

Diluted net income per share	$0.20	$0.16	$0.40	$0.44

Weighted average shares outstanding for basic net income per share calculation	85,313	84,189	85,045	83,855
Weighted average shares outstanding for diluted net income per share calculation	87,984	86,199	87,864	85,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income	$35,283	$37,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,728	24,931
Amortization of purchased intangibles	14,263	14,405
Provision for doubtful accounts	0	247
Provision for excess and obsolete inventories	3,337	3,124
Non-cash stock-based compensation	42,410	21,772
Excess tax benefits from stock-based compensation	(6,649)	(1,638)
Write down of investments other than temporarily impaired	6,530	0
Loss on disposal of property and equipment	215	90
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(14,621)	1,572
Inventories	(34,217)	17,248
Deferred taxes	(5,068)	1,460
Prepaid expenses and other assets	(24,353)	213
Accounts payable	19,323	531
Taxes payable	3,571	2,974
Other accrued liabilities and deferred revenue	31,913	(10,974)

Net cash provided by operating activities	101,665	113,011

Cash flows from investing activities:
Purchases of property and equipment	(51,816)	(25,994)
Purchases of investments	(291,613)	(408,413)
Proceeds from sale of investments	98,310	259,625
Proceeds from maturity of investments	138,895	140,462

Net cash used in investing activities	(106,224)	(34,320)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	43,796	33,958
Purchase and retirement of common stock	(69,264)	(35,439)
Excess tax benefits from stock-based compensation	6,649	1,638

Net cash provided by (used in) financing activities	(18,819)	157

Net increase (decrease) in cash and cash equivalents	(23,378)	78,848
Cash and cash equivalents, beginning of period	331,098	165,669

Cash and cash equivalents, end of period	$307,720	$244,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2010, the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the nine months ended September 30, 2010 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 1 to its audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). With the exception of those discussed below, there have been no significant changes to these policies.

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting update to provide guidance to enhance disclosures related to the credit quality of a company’s financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users’ evaluation of the nature of credit risk inherent in its portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is currently evaluating the impact of this accounting update on its financial disclosures.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon installation or other service obligations, the price is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met. Additionally, the Company recognizes maintenance service revenue on its hardware and software products ratably over the service period, generally one to five years.

The Company’s video communications solutions products are integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified software upgrades and enhancements related to most of these products through maintenance contracts. In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition guidance.

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

The adoption of the new revenue accounting guidance did not have a material impact on the Company’s revenues or results of operations for either the three or the nine months ended September 30, 2010. Total net revenues as reported and unaudited pro forma total net revenues that would have been reported during the three and nine months ended September 30, 2010, if the transactions entered into or materially modified after December 31, 2009 were subject to previous accounting guidance, are shown in the following table (in thousands):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Net Revenues, As Reported	$308,069	$878,858
Net Revenues, Pro Forma Basis	$306,688	$874,760

The impact to total net revenues during the three and nine months ended September 30, 2010, due to the adoption of the accounting guidance, was primarily attributable to net product revenues. Since the use of the residual method is eliminated under the new accounting standards, discounts offered by the Company are allocated to all deliverables, rather than being concentrated in the delivered element of the arrangement. This will generally result in an increase in the amount of upfront product revenue recognized and a decrease in services revenue recognized.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

3. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment (in thousands):

	Video Communications Solutions	Voice Communications Solutions	Services	Total
Balance at December 31, 2009	$269,408	$135,204	$90,687	$495,299
Foreign currency translation	144	(1,416)	(380)	(1,652)
Changes in fair value of assets acquired and liabilities assumed	—	—	—	—

Balance at September 30, 2010	$269,552	$133,788	$90,307	$493,647

The following table presents details of the Company’s total purchased intangible assets as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010			December 31, 2009
Purchased Intangible Assets	Gross Value	Accumulated Amortization and Impairment	Net Value	Gross Value	Accumulated Amortization and Impairment	Net Value
Core and developed technology	$109,178	$(91,222)	$17,956	$109,178	$(80,608)	$28,570
Patents	14,068	(14,068)	—	14,068	(14,068)	—
Customer and partner relationships	44,625	(35,878)	8,747	44,625	(32,640)	11,985
Trade name	10,021	(6,148)	3,873	10,021	(5,035)	4,986
Other	4,862	(4,065)	797	4,862	(4,148)	714

Total	$182,754	$(151,381)	$31,373	$182,754	$(136,499)	$46,255

For both the three and nine months ended September 30, 2010 and 2009, the Company recorded amortization expense related to purchased intangibles of $1.4 million and $4.3 million, respectively, which is included in “Amortization of purchased intangibles” in the Condensed Consolidated Statement of Operations. The Company recorded approximately $3.3 million and $3.4 million during the three months ended September 30, 2010 and 2009, respectively and $10.0 million and $10.1 million during the nine months ended September 30, 2010 and 2009, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the Condensed Consolidated Statement of Operations. Amortization of intangibles is not allocated to the Company’s segments.

The estimated future amortization expense of purchased intangible assets as of September 30, 2010 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2010	$4,675
2011	14,184
2012	9,828
2013	1,768

Total	$30,455

Purchased intangibles include a purchased trade name intangible of $0.9 million with an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is not amortized but is reviewed for impairment annually or sooner under certain circumstances.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. RESTRUCTURING COSTS

The Company recorded $3.3 million and $4.6 million during the three months ended September 30, 2010 and 2009, respectively, and $6.6 million and $11.5 million during the nine months ended September 30, 2010 and 2009, respectively, related to restructuring actions that are generally intended to streamline and focus the Company’s efforts and more properly align its cost structure with its projected revenue streams.

The following table summarizes the status of the Company’s restructure reserves (in thousands):

Total
Balance at December 31, 2009	$5,783
Additions to the reserve	6,574
Cash payments and other usage	(8,464)

Balance at September 30, 2010	$3,893

During the third quarter of 2010, the Company’s management committed to a restructuring plan designed to reallocate its resources to more strategic growth areas of the business. The restructuring plan resulted in the elimination of approximately two percent of its global workforce with most of those reductions taking effect immediately, enabling the hiring of additional positions to better align with the execution of the Company’s strategic initiatives. The Company recorded charges of approximately $3.0 million during the third quarter of 2010, primarily related to severance and other employee termination benefits associated with these actions.

During the second quarter of 2010, the Company decided to eliminate or relocate additional positions to better align with its strategic investment plan. The Company recorded approximately $1.8 million as a result of these actions, of which $1.5 million was recorded in the second quarter of 2010 and $0.3 million was recorded in the third quarter of 2010.

During the first quarter of 2010, the Company recorded additional severance and other employee termination benefits of approximately $1.8 million associated with restructuring actions taken in the third quarter of 2009.

The Company committed to a restructuring plan in the third quarter of 2009 to realign and reinvest resources in the strategic growth areas of the business. The Company eliminated those positions that were not aligned with its new go-to-market structure in order to reallocate resources to growth areas. The plan included the elimination of approximately four percent of the Company’s global workforce. The Company recorded charges of approximately $4.6 million during the third quarter of 2009. Additional charges were incurred through the first quarter of 2010 as a result of the timing of final notifications related to these actions.

During the second quarter of 2009, the Company announced the elimination of approximately 20 finance and administrative positions as a result of consolidating certain functions in its shared services center in Beijing, China, and recorded charges totaling $0.4 million related to these actions.

During the first quarter of 2009, the Company eliminated certain positions throughout the Company amounting to six percent of its global workforce and recorded restructuring charges totaling $6.5 million. This workforce reduction was designed to reduce the Company’s cost structure while maintaining flexibility to invest in strategic growth areas of the business.

The majority of the remaining severance-related cash expenditures at September 30, 2010 are expected to be made by the end of 2010. The balance also includes approximately $0.8 million related to vacant facilities which will be paid out over the next two years unless the facility is subleased or disposed of earlier.

5. BALANCE SHEET DETAILS

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	September 30, 2010	December 31, 2009
Raw materials	$6,610	$5,368
Work in process	1,444	1,051
Finished goods	99,689	70,444

	$107,743	$76,863

Deferred revenues consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Short-term:
Service	$91,775	$74,104
Product	2,306	3,828
License	1,400	1,572

	$95,481	$79,504

Long-term:
Service	$42,020	$35,435
Product	492	1,377
License	8,925	9,975

	$51,437	$46,787

In February 2008, the Company, TANDBERG asa (“Tandberg”), Codian Ltd. (“Codian”) and certain of their respective affiliates entered into a settlement agreement to dismiss all litigation between the parties. Under the terms of the agreement, the Company received a lump-sum payment of $14.0 million, and will receive future patent royalties on the Codian MCU 4200 product shipped in the United States. The parties have also exchanged broad cross-licenses covering their respective business lines. The $14.0 million is being amortized to revenue over the license period of 10 years. The balance of $10.3 million at September 30, 2010 is included in Deferred License Revenue.

Other accrued liabilities consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Accrued expenses	$16,771	$11,601
Accrued co-op expenses	5,571	4,435
Restructuring and acquisition related reserves	3,736	6,358
Warranty obligations	10,076	9,447
Derivative liability	5,895	5,840
Employee stock purchase plan withholding	2,838	5,357
Other accrued liabilities	9,944	9,322

	$54,831	$52,360

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the periods are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Balance at beginning of period	$9,672	$9,240	$9,447	$11,167
Accruals for warranties issued during the period	5,271	4,531	14,640	12,151
Cost of providing warranty during the period	(4,867)	(4,406)	(14,011)	(13,953)

Balance at end of period	$10,076	$9,365	$10,076	$9,365

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on most of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Deferred maintenance revenue of $91.8 million and $74.1 million is short-term and is included as a component of “Deferred revenue” as of September 30, 2010 and December 31, 2009, respectively, and $42.0 million and $35.4 million is long-term and is included in “Long-term deferred revenue” as of September 30, 2010 and December 31, 2009, respectively, on the condensed consolidated balance sheets.

Changes in deferred maintenance revenue for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Balance at beginning of period	$125,532	$98,983	$109,538	$91,971
Additions to deferred maintenance revenue	51,903	40,756	151,139	119,349
Amortization of deferred maintenance revenue	(43,640)	(37,726)	(126,882)	(109,307)

Balance at end of period	$133,795	$102,013	$133,795	$102,013

The cost of providing maintenance services for the three and nine months ended September 30, 2010 was $24.3 million and $71.4 million, respectively. The cost of providing maintenance services for the three and nine months ended September 30, 2009 was $19.7 million and $57.9 million, respectively.

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

7. INVESTMENTS AND FAIR VALUE MEASUREMENTS:

The Company had cash and cash equivalents of $307.7 million and $331.1 million at September 30, 2010 and December 31, 2009, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, savings accounts, commercial paper, U.S. government securities, municipal securities and corporate debt securities. At September 30, 2010, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt and equity securities which are summarized as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at September 30, 2010:
Investments—Short-term:
U.S. government securities	$107,007	$62	$(1)	$107,068
Corporate debt securities	49,718	50	(12)	49,756
Corporate preferred equity securities	—	—	—	—

Total investments – short-term	$156,725	$112	$(13)	$156,824

Investments—Long-term:
U.S. government securities	$12,605	$62	$—	$12,667
Corporate debt securities	23,215	76	(10)	23,281

Total investments – long-term	$35,820	$138	$(10)	$35,948

Balances at December 31, 2009:
Investments—Short-term:
U.S. government securities	$64,151	12	$(8)	$64,155
Corporate debt securities	19,569	7	(7)	19,569
Corporate preferred equity securities	48,698	22	(8,758)	39,962

Total investments – short-term	$132,418	$41	$(8,773)	$123,686

Investments—Long-term:
U.S. government securities	$5,003	$64	$—	$5,067
Corporate debt securities	7,592	34	(6)	7,620

Total investments – long-term	$12,595	$98	$(6)	$12,687

As of September 30, 2010, the Company’s total cash and cash equivalents and investments held in the United States totaled $139.6 million with the remaining $360.9 million held by various foreign subsidiaries outside of the United States.

U.S. Government Securities

The Company’s U.S. government and agency securities are comprised of direct U.S. Treasury obligations and other U.S. government agency instruments, including mortgage backed securities which are effectively guaranteed by the U.S. government. To ensure that its investment portfolio is sufficiently diversified, the Company’s investment policy requires that a certain percentage of its portfolio be invested in these types of securities.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Corporate Debt Securities

The Company’s corporate debt securities are comprised of publicly-traded domestic and foreign corporate debt securities. The Company does not purchase auction rate securities, and cash investments are in instruments that meet high quality credit rating standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issuer or type of instrument.

Corporate Preferred Equity Securities

The Company’s corporate preferred equity securities were primarily comprised of investment-grade, non-convertible utility preferred stocks that were generally rated the equivalent of BBB or better by at least one of the major credit rating agencies. These corporate preferred equity securities were purchased as part of a capital gains capture program. This program also permitted the purchase of put options on U.S. Treasury bond futures as an interest rate hedge. The Company changed its strategy with respect to its capital gains capture program and, as a result, it has fully liquidated these investments as of September 30, 2010.

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of the Company’s investments, including those that are categorized as cash equivalents, with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2010 and December 31, 2009 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2010:
U.S. government securities	$6,777	$(2)	$—	$—	$6,777	$(2)
Corporate debt securities	56,318	(23)	—	—	56,318	(23)

Total investments	$63,095	$(25)	$—	$—	$63,095	$(25)

December 31, 2009:
U.S. government securities	$17,910	$(8)	$—	$—	$17,910	$(8)
State and local governments	1,528	(1)	—	—	1,528	(1)
Corporate debt securities	31,489	(14)	—	—	31,489	(14)
Corporate preferred equity securities	38,823	(8,758)	—	—	38,823	(8,758)

Total Investments	$89,750	$(8,781)	$—	$—	$89,750	$(8,781)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary. If the decline in fair value is considered to be other than temporary, the cost basis of the individual security is written down to its fair value as a new cost basis, and the amount of the write-down is accounted for as a realized loss and included in earnings. During the three months ended March 31, 2010, as a result of its change in strategy with respect to its capital gains program, the Company determined that certain corporate preferred equity securities were other-than temporarily impaired, which resulted in a write-down of approximately $6.5 million. The Company concluded that the impairment was other-than temporary based upon the Company’s decision to liquidate the securities in a relatively short period of time and an assessment of the individual holdings. During the second and third quarters of 2010, the Company liquidated these investments at an actual loss of $5.7 million from their original cost, resulting in a realized gain of $0.8 million on the new cost basis of these investments. As of September 30, 2010, the Company determined that there were no investments in its portfolio that were other-than temporarily impaired.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to their estimated net realizable value when indications exist that these investments have been impaired. The cost of these investments at September 30, 2010 and December 31, 2009 was $2.5 million and $2.2 million, respectively, and are recorded in “Other assets” in the condensed consolidated balance sheets.

Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As the basis for considering such assumptions, a three-tier value hierarchy prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its marketable securities and foreign currency contracts.

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

The types of instruments valued based on other observable inputs include U.S. Treasury securities and other government agencies, corporate bonds, commercial paper, preferred stocks and puts on treasury bond futures. Such instruments are generally classified within Level 2 of the fair value hierarchy. Level 2 instruments are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. There have been no transfers between Level 1 and Level 2 during the three months ended September 30, 2010. The Company does not hold any investments classified as Level 3 as of September 30, 2010.

As of September 30, 2010, the Company’s fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments (50%), corporate bonds (24%), commercial paper (24%) and money market funds (2%). Included in available-for-sale securities is approximately $77.4 million of cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

The principal market where the Company executes its foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The Company’s foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources such as spot rates, interest rate differentials and credit default rates, which do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy.

The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs at September 30, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
(in thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed Income available-for-sale securities (a)	$270,210	$4,945	$265,265
Foreign currency forward contracts (b)	$5,191	—	$5,191
Liabilities:
Foreign currency forward contracts (c)	$5,895	—	$5,895

(a)	Included in cash and cash equivalents and short and long-term investments in the condensed consolidated balance sheets.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(b)	Included in short-term derivative asset in the condensed consolidated balance sheets.
(c)	Included in short-term derivative liability in the condensed consolidated balance sheets.

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

Non-Designated Hedges

The Company hedges its net foreign currency monetary assets and liabilities primarily resulting from foreign currency denominated revenues and expenses with foreign exchange forward contracts to reduce the risk that the Company’s earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments are carried at fair value with changes in the fair value recorded as interest and other income (expense), net. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset remeasurement gains and losses on the hedged assets and liabilities. The Company executes non-designated foreign exchange forward contracts primarily denominated in Euros, British Pounds and Israeli Shekels. The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at September 30, 2010 of the outstanding non-designated hedges (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	8,210	$11,152	Buy	4,026	$5,877	Buy
Euro	19,109	$25,152	Sell	11,953	$17,449	Sell
British Pound	4,195	$6,553	Buy	3,348	$5,342	Buy
British Pound	8,216	$12,740	Sell	3,920	$6,255	Sell
Israeli Shekel	5,997	$1,596	Sell	10,724	$2,841	Buy
Israeli Shekel	6,951	$1,833	Buy	—	—	—

The following table shows the effect of the Company’s non-designated hedges in the condensed consolidated statement of operations for the nine months ended September 30, 2010 and 2009 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		September 30, 2010	September 30, 2009
Foreign exchange contracts	Interest and other income (expense), net	$609	$(1,194)

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the condensed consolidated statements of operations for the nine months ended September 30, 2010 and 2009 (in thousands):

Nine Months Ended September 30, 2010:	Gain or (Loss) Recognized in OCI—Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income—Effective Portion	Gain or (Loss) Reclassified from OCI into Income— Effective Portion	Location of Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
Foreign exchange contracts	$2,917	Product revenues	$5,189	Interest and other income (expense), net	$135
Foreign exchange contracts		Cost of revenues	(248)
Foreign exchange contracts		Sales and marketing	(1,540)
Foreign exchange contracts		Research and development	210
Foreign exchange contracts		General and administrative	(49)

Total	$2,917		$3,562		$135

Nine Months Ended September 30, 2009:
Foreign exchange contracts	$(2,777)	Product revenues	$10,581	Interest and other income (expense), net	$125
Foreign exchange contracts		Cost of revenues	(1,247)
Foreign exchange contracts		Sales and marketing	(3,209)
Foreign exchange contracts		Research and development	(1,389)
Foreign exchange contracts		General and administrative	(1,409)

Total	$(2,777)		$3,327		$125

(a)	For the three months ended September 30, 2010, no gain or loss was recorded for the ineffective portion and a gain of $0.1 million was recorded for the excluded portion of the hedge. For the three months ended September 30, 2009, no gain or loss was recorded for the ineffective portion and a loss of less than $0.1 million was recorded for the excluded portion of the hedge.

As of September 30, 2010, the Company estimated all values reported in accumulated other comprehensive income (loss) will be reclassified to income within the next twelve months.

The following table summarizes the derivative-related activity in cumulative other comprehensive income (loss) (in thousands and not tax effected):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Beginning Balance	$5,718	$(2,130)	$(99)	$3,567
Net gains/losses reclassified into earnings for revenue hedges	(2,446)	159	(5,189)	(10,581)
Net gains/losses reclassified into earnings for expense hedges	1,090	437	1,626	7,254
Net change in fair value of cash flow hedges	(5,107)	(1,429)	2,917	(3,203)

Ending Balance	$(745)	$(2,963)	$(745)	$(2,963)

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest and other income (expense) on the consolidated statement of operations. For the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010, there were no such gains or losses. For the nine months ended September 30, 2009, there were net gains of $0.4 million recognized in interest and other income (expense) relating to hedges of forecasted transactions that did not occur.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at September 30, 2010 of the outstanding cash flow hedges, all of which are carried at fair value on the balance sheet (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	2,678	$3,545	Buy	24,079	$32,319	Buy
Euro	12,067	$15,996	Sell	69,414	$93,305	Sell
British Pound	2,253	$3,495	Buy	20,062	$30,945	Buy
British Pound	4,723	$7,341	Sell	25,190	$38,897	Sell
Israeli Shekel	7,312	$1,965	Buy	53,577	$14,233	Buy

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of September 30, 2010 and 2009. See Note 7 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the condensed consolidated financial statements on a recurring basis.

The following table summarizes the outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures as of September 30, 2010 and December 31, 2009:

	As of September 30, 2010			As of December 31, 2009
	Number of	Notional Amount (USD in thousands)		Number of	Notional Amount (USD in thousands)
	Contracts	Designated	Non-Designated	Contracts	Designated	Non-Designated
Buy EUR (Euro)	12	$35,864	$17,029	10	$35,459	$13,129
Buy GBP (British Pound)	12	$34,440	$11,895	11	$32,818	$6,187
Buy ILS (Israeli Shekel)	12	$16,198	$4,675	11	$14,076	$3,862
Sell EUR (Euro)	13	$109,301	$42,601	12	$90,601	$29,801
Sell GBP (British Pound)	13	$46,238	$18,995	12	$35,686	$9,747
Sell ILS (Israeli Shekel)	1	$—	$1,596	—	$—	$—

Total notional amount		$242,041	$96,791		$208,640	$62,726

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the condensed consolidated balance sheet as of September 30, 2010 (in thousands):

	Fair Value of Derivatives Designated as Hedge Instruments		Fair Value of Derivatives Not Designated as Hedge Instruments
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Derivative assets (a):
Foreign exchange contracts	$3,326	$2,413	$1,865	$1,763
Derivative liabilities (b):
Foreign exchange contracts	$3,942	$2,519	$1,953	$3,321

(a)	All derivative assets are recorded as prepaid and other current assets in the condensed consolidated balance sheets.
(b)	All derivative liabilities are recorded as other accrued liabilities in the condensed consolidated balance sheets.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. STOCKHOLDER’S EQUITY

Share Repurchase Program

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market. During the three and nine months ended September 30, 2010, the Company purchased 0.7 million shares and 2.2 million shares, respectively, of common stock in the open market for cash of $20.0 million and $60.0 million, respectively. During the three and nine months ended September 30, 2009, the Company purchased 0.8 million and 1.6 million shares, respectively, of common stock in the open market for cash of $20.0 million and $32.8 million, respectively. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. The Company allocates the purchase price of the repurchased shares as (i) a reduction to retained earnings until retained earnings are zero and then as an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital. As of September 30, 2010, the Company was authorized to purchase up to an additional $127.2 million of shares in the open market under the current share repurchase plan.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net income	$17,268	$13,706	$35,283	$37,056
Change in unrealized gain (loss) on investments	(137)	1,319	5,824	(2,450)
Change in cumulative translation adjustment	4,466	1,959	(2,615)	1,875
Change in unrealized gain (loss) on hedging securities	(6,463)	(832)	(646)	(6,529)

Comprehensive income	$15,134	$16,152	$37,846	$29,952

10. STOCK-BASED EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recorded for the three and nine months ended September 30, 2010 and 2009 and its allocation within the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Cost of sales – product	$610	$469	$1,968	$1,437
Cost of sales – service	849	740	2,988	2,110

Stock-based compensation expense included in cost of sales	1,459	1,209	4,956	3,547

Sales and marketing	7,095	2,542	20,658	7,053
Research and development	2,339	1,669	7,788	5,430
General and administrative	3,904	2,265	9,008	5,742

Stock-based compensation expense included in operating expenses	13,338	6,476	37,454	18,225

Stock-based compensation related to employee equity awards and employee stock purchases	14,797	7,685	42,410	21,772
Tax benefit	4,382	1,649	10,221	5,048

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$10,415	$6,036	$32,189	$16,724

No stock-based compensation was capitalized during the three and nine months ended September 30, 2010 and 2009 due to these amounts being immaterial.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Valuation Assumption

The Company did not grant any stock options during the three and nine months ended September 30, 2010. During the three and nine months ended September 30, 2009, the Company granted 100,000 stock options. The weighted-average estimated fair value of employee stock options granted during the three and nine months ended September 30, 2009 was $8.03 per share. The fair value of these options was estimated on the date of grant using the Black-Scholes option valuation model using an expected volatility of 42.24%, a risk-free interest rate of 1.96%, expected dividends of 0% and an expected life of 4.01 years. Expense is recognized using the graded vesting attribution approach. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the three and nine months ended September 30, 2010 was $7.77 per share and $6.84 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the three months and nine months ended September 30, 2009 was $6.29 per share and $5.14 per share, respectively. The fair value of each employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting attribution approach using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Expected volatility	38.57%	41.20%	38.23%	52.02%
Risk-free interest rate	0.20%	0.28%	0.19%	0.35%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	0.50	0.50	0.50	0.49

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

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s stock options and employee stock purchases.

The dividend yield assumption is based on the Company’s history of not paying dividends and future expectation of dividend payouts.

As the stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2010 and 2009 is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the first quarter of 2010, the Company performed its annual review of assumptions, including historical experience and expectations of the future, and concluded that the forfeiture rate for restricted stock units should be reduced from 15% to 10%. The cumulative effect of the change on all unvested restricted stock units of approximately $1.0 million was recognized during the first quarter of 2010.

Performance Shares and Restricted Stock Units

The Compensation Committee of the Board of Directors may also grant performance shares and restricted stock units under the 2004 Plan to officers, to non-employee directors and to certain other employees as a component of the Company’s broad-based equity compensation program. Performance shares represent a commitment by the Company to deliver shares of Polycom common stock at a future point in time, subject to the fulfillment by the Company of pre-defined performance criteria. Such awards will be earned only if performance goals over the performance periods established by or under the direction of the Compensation Committee are met. The number of performance shares subject to vesting is determined at the end of a given performance period. Generally, if the performance criteria are deemed achieved, performance shares will vest from one to three years from the anniversary of the grant date. Restricted stock units are time-based awards that generally vest over a period of one to three years from the date of grant. During the nine months ended September 30, 2010, the Company granted 94,500 performance shares, at a weighted average fair value of $22.74 per share, which contain a performance condition based on attaining pre-defined gross margin dollar goals for calendar 2010.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The performance shares will be delivered in common stock at the end of the one year vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to two hundred (200%) of the target award. The fair value of these performance shares is based on the closing market price of the Company’s common stock on the date of award.

Commencing in 2009, the Company granted performance shares which contain a market condition based on Total Shareholder Return (TSR) and which measure the Company’s relative performance against the Russell 2000 Index. The performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to two hundred (200%) of the target award. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the Russell 2000 Index companies over each performance period. During the nine months ended September 30, 2010 and 2009, the Company granted target performance shares of 516,951 and 499,025 respectively. The 2010 grants are evenly divided over three annual performance periods commencing with calendar 2010, at a weighted average fair value of $30.81 per share. The 2009 grants are evenly divided over three annual performance periods commencing with calendar 2009, at a weighted average fair value of $17.79 per share. Stock-based compensation expense for these performance shares is recognized using the graded vesting method over the three year service period.

In addition, in 2009 the Company also granted 125,000 target performance shares, at a fair value of $23.59 per share, which were subject to the fulfillment by the Company of certain pre-defined market share performance criteria and additionally, for a portion of the awards, attainment of pre-defined revenue goals, over multiple performance periods. On June 9, 2010, the independent members of the board of directors approved amendments to these equity awards for the remaining performance periods that commence on or after July 1, 2010. For the remaining performance periods, the performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to two hundred (200%) of the target award. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the Russell 2000 Index companies over each performance period. As a result of these amendments, an incremental stock compensation expense totaling $3.4 million is prospectively recognized using a graded vesting method over the remaining requisite service period.

During the nine months ended September 30, 2010 and 2009, the Company also granted 1,580,889 and 1,254,050 restricted stock units at a weighted average fair value of $25.31 and $14.60 per share, respectively. The fair value of restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The awards generally vest over one or three years in equal annual installments on each anniversary of the date of grant and will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for these restricted stock units is recognized using the graded vesting method.

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

Employee Stock Purchase Plan

During the nine months ended September 30, 2010 and 2009, 656,145 and 898,464 shares were purchased at average per share prices of $19.31 and $12.00, respectively. At September 30, 2010, there were 2,087,360 shares available to be issued under the employee stock purchase plan. The stock-based compensation cost recognized in connection with the employee stock purchase plan for the three and nine months ended September 30, 2010 was $1.3 million and $3.3 million, respectively, and $0.6 million and $2.7 million for the three and nine months ended September 30, 2009, respectively.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Numerator—basic and diluted net income per share:
Net income	$17,268	$13,706	$35,283	$37,056

Denominator—basic and diluted net income per share:
Weighted average shares used to compute basic net income per share	85,313	84,189	85,045	83,855
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	669	839	841	423
Restricted common stock awards and performance shares	2,002	1,171	1,978	890

Total shares used in calculation of diluted net income per share	87,984	86,199	87,864	85,168

Basic net income per share	$0.20	$0.16	$0.41	$0.44

Diluted net income per share	$0.20	$0.16	$0.40	$0.44

Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three and nine months ended September 30, 2010, approximately 0.7 million and 0.8 million shares, respectively, and for the three and nine months ended September 30, 2009, approximately 3.1 million and 5.6 million shares, respectively, relating to potentially dilutive securities, primarily from stock options, were excluded from the denominator in the computation of diluted net income per share because their inclusion would be anti-dilutive.

12. BUSINESS SEGMENT INFORMATION

Polycom is a leading global provider of a line of high-quality, easy-to-use communications equipment that enables businesses, telecommunications service providers, and governmental and educational institutions to more effectively conduct video, voice, data and web communications. The Company’s offerings are organized along three product categories: Video Communications Solutions, Voice Communications Solutions and Services, which are also considered its segments for reporting purposes as of and for the nine months ended September 30, 2010. The segments are determined in accordance with how management views and evaluates the Company’s business and based on the criteria as outlined in the authoritative guidance. A description of the types of products and services provided by each reportable segment is described below. In the fourth quarter of 2010, the Company has made organizational changes which have resulted in changes to the way in which it manages and evaluates the business. As a result, starting in the fourth quarter, the Company will change its segment reporting accordingly which will be reflected in its Annual Report on Form 10-K for the year ended December 31, 2010. At that time, the Company will also revise its prior period presentations to conform to the new segments.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Financial information for each reportable segment is as follows as of and for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Video Communications Solutions	Voice Communications Solutions	Services	Total
For the three months ended September 30, 2010:
Revenue	$160,876	$94,620	$52,573	$308,069
Contribution margin	77,119	43,655	23,684	144,458
As of September 30, 2010: Inventories	55,374	37,214	15,155	107,743
For the three months ended September 30, 2009:
Revenue	$127,870	$71,085	$44,064	$243,019
Contribution margin	58,617	28,696	21,291	108,604
As of September 30, 2009: Inventories	34,181	20,396	14,781	69,358
For the nine months ended September 30, 2010
Revenue	$463,437	$264,911	$150,510	$878,858
Contribution margin	220,526	119,540	66,622	406,688
For the nine months ended September 30, 2009
Revenue	$376,547	$194,121	$128,452	$699,120
Contribution margin	174,378	74,639	61,337	310,354

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Segment contribution margin	$144,458	$108,604	$406,688	$310,354
Corporate and unallocated costs	(98,374)	(72,600)	(287,472)	(211,479)
Stock-based compensation	(14,797)	(7,685)	(42,410)	(21,772)
Effect of stock-based compensation cost on warranty expense	(113)	(95)	(346)	(280)
Amortization of purchased intangibles	(4,727)	(4,827)	(14,263)	(14,405)
Restructuring costs	(3,301)	(4,632)	(6,574)	(11,475)
Litigation reserves and payments	—	(700)	(1,235)	(700)
Interest and other income (expense), net	293	(637)	(7,931)	(1,995)

Income before provision for income taxes	$23,439	$17,428	$46,457	$48,248

13. INCOME TAXES

The Company’s overall effective tax rate for the three and nine months ended September 30, 2010 was 26.3% and 24.1% respectively, which resulted in a provision for income taxes of $6.2 million and $11.2 million, respectively. The effective tax rate for the three and nine months ended September 30, 2009 was 21.4% and 23.2%, respectively, which resulted in a provision for income taxes of $3.7 million and $11.2 million, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 was primarily related to a relative increase in U.S. earnings in 2010 which are subject to higher tax rates, combined with the benefit of the federal research and development tax credit which is reflected in the tax rate in 2009, but not included in the 2010 tax rate due to the expiration of the federal research tax credit for amounts paid or incurred after December 31, 2009. Also reflected in the effective tax rate for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 was a relative increase in non-deductible stock compensation.

During the three and nine months ended September 30, 2010, tax related reserves decreased by $3.9 million and $9.6 million, respectively. The decrease for the three months ended September 30, 2010 was primarily related to releases of $0.5 million due to the lapse of the statutes of limitation in certain jurisdictions, $1.5 million due to the resolution of an audit issue, and $2.1 million related to previously unbenefited losses which were reclassed to current taxes payable due to the filing of the 2009 tax returns.. Offsetting the decrease to the tax reserves was an adjustment of $0.2 million related to movement in foreign exchange rates in the quarter. In addition, the decrease for the nine months ended September 30, 2010 included the release of $3.4 million related to the cost sharing among legal entities of stock-based compensation which was released as an adjustment to stockholders’ equity, releases of $0.8 million due to the lapse of statutes of limitation in certain jurisdictions, $0.8 million due to payments made for the settlement of a California Franchise Tax Board audit and $0.7 million due to movements in foreign exchange rates.

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

As of September 30, 2010, the Company has $37.3 million of unrecognized tax benefits compared to $39.1 million at September 30, 2009. The Company anticipates that except for $1.2 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2010 and 2009, the Company had approximately $3.2 million and $4.0 million, respectively, of accrued interest and penalties related to uncertain tax positions.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS, OPERATING COSTS AND EXPENSES,AND RESTRUCTURING ACTIONS, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “RISK FACTORS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009.

Overview

We are a leading provider of high-quality, easy-to-use unified communications (UC) solutions that enable enterprise, government, education, and healthcare customers to collaborate more effectively. Polycom uses open standards and removes distance and organizational barriers, bringing people together efficiently and increasing productivity, by enabling dispersed work teams to easily meet and collaborate via the video, voice and content collaboration devices they choose. As of and for the nine months ended September 30, 2010, our business operated in three segments: Video Communications Solutions, Voice Communications Solutions, and Services.

Important drivers for the adoption of Polycom UC solutions include:

•	the return on investment (ROI) achieved through productivity gains resulting from faster decision-making and a reduction in travel costs,

•	significant improvement in quality of customer experience through our immersive telepresence and high definition video and voice solutions,

•	ease of connectivity through business-to-business and emerging cloud-based solutions,

•	the need for business continuity solutions, and

•	environmental or “green” benefits of using Polycom’s solutions.

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

Revenues for the three and nine months ended September 30, 2010 were $308.1 million and $878.9 million, respectively, as compared to $243.0 million and $699.1 million for the three and nine months ended September 30, 2009, respectively. The increase in revenues primarily reflects an increase in sales volumes of our video communications and voice communication solutions products, and to a lesser extent an increase in service revenues. We experienced strong year-over-year growth in both the third quarter and the first nine months of 2010 across all three reporting segments and all geographies. Revenues grew sequentially from the second quarter of 2010, driven by North America growing 9% sequentially, while EMEA was seasonally flat and Asia was down sequentially by 1%. Comparing our performance in 2010 against the same period in 2009, the increase in revenues is also attributable to improvements in global economic conditions, which negatively impacted our revenues in 2009 and resulted in the decline of our revenues year-over-year in each quarter through the third quarter of 2009. While we have grown sequentially since the first quarter of 2009, we did not return to year-over-year growth until the fourth quarter of 2009.

During the nine months ended September 30, 2010, we generated approximately $101.7 million in cash flow from operating activities, which after the impact of investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $23.4 million net decrease in our total cash and cash equivalents.

Our Video Communications Solutions, Voice Communications Solutions and Services segments accounted for 52%, 31% and 17%, respectively, of our revenues during the three months ended September 30, 2010, compared with 53%, 29% and 18%, respectively, of our revenues in the three months ended September 30, 2009. Our Video Communications Solutions, Voice Communications Solutions and Services segments accounted for 53%, 30% and 17%, respectively, of our revenues during the nine months ended September 30, 2010, compared with 54%, 28% and 18%, respectively, of our revenues in the nine months ended September 30, 2009. See Note 12 of Notes to Condensed Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin and segment inventory.

The discussion of results of operations at the consolidated level is followed by a discussion of results of operations by segment for the three and nine months ended September 30, 2010 and 2009.

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues:
Product revenues	83%	82%	83%	82%
Service revenues	17%	18%	17%	18%

Total revenues	100%	100%	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	39%	42%	40%	43%
Cost of service revenues as a % of service revenues	48%	47%	49%	47%

Total cost of revenues	41%	43%	42%	43%

Gross profit	59%	57%	58%	57%

Operating expenses:
Sales and marketing	32%	29%	32%	29%
Research and development	12%	12%	12%	12%
General and administrative	6%	6%	6%	6%
Amortization of purchased intangibles	0%*	1%	1%	1%
Restructuring costs	1%	2%	1%	2%
Litigation reserves and payments	0%	0%	0%*	0%

Total operating expenses	51%	50%	52%	50%

Operating income	8%	7%	6%	7%
Interest and other income (expense), net	0%*	0%	(1)%	0%

Income before provision for income taxes	8%	7%	5%	7%
Provision for income taxes	2%	1%	1%	2%

Net income	6%	6%	4%	5%

*	Amount is less than 1%.

Revenues

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2010	September 30, 2009	Increase	September 30, 2010	September 30, 2009	Increase
Video Communications Solutions	$160,876	$127,870	26%	$463,437	$376,547	23%
Voice Communications Solutions	$94,620	$71,085	33%	$264,911	$194,121	36%
Services	$52,573	$44,064	19%	$150,510	$128,452	17%

Total Revenues	$308,069	$243,019	27%	$878,858	$699,120	26%

Total revenues for the three months ended September 30, 2010 were $308.1 million, an increase of $65.1 million, or 27%, over the same period in 2009. Total revenues for the nine months ended September 30, 2010 were $878.9 million, an increase of $179.8 million, or 26% over the same period in 2009. The increase in revenues in both the three and nine month periods primarily reflects an increase in sales volumes of our video communications solutions products and our voice communications products, and to a lesser extent an increase in service revenues.

Video Communications Solutions segment revenues include revenues from sales of our video communications and network systems product lines. Revenue from video communications products increased to $128.9 million for the three months ended September 30, 2010 from $104.7 million in the year ago period, a 23% increase. Revenue from video communications products increased to $374.5 million for the nine months ended September 30, 2010 from $311.3 million in the year ago period, a 20% increase. The revenue increase in the three and nine month periods was primarily due to an increase in sales volumes of our

HDX® product family and new video communications products, such as our Polycom® CX5000 unified conference station and VVX™ 1500 business media phone, partially offset by decreases in sales volumes of our VSX® product family due to the transition to HD products. Revenues from our network systems products for the three months ended September 30, 2010 were $32.0 million, up 38% from revenues of $23.2 million in the comparable 2009 period. Network systems product revenues for the nine months ended September 30, 2010 were $88.9 million, up 36% from revenues of $65.3 million in the comparable 2009 period. The revenue increase was driven primarily by the introduction of new products and enhancements to existing products. During the third quarter of 2010, we took a number of actions surrounding our sales compensation incentives, increased technical support for our sales force and increased training and marketing around the capabilities of our network systems product portfolio, which actions were aimed at driving increased network system revenues.

Voice Communications Solutions product revenues increased in both the three and nine months as compared to the comparable year ago periods primarily due to increased sales volumes of our voice communications products, including our Voice-over-IP, circuit-switched, wireless and installed voice product lines. Revenues from our Voice Communications Solutions declined year-over-year from the fourth quarter of 2008 through the fourth quarter of 2009. We believe these declines were primarily a result of the global economic climate and that this business has improved as the economy improved. In the third quarter of 2009, we experienced sequential growth for the first time since the second quarter of 2008. We have continued to experience sequential growth since that time, including 4% sequential growth in the most recent quarter.

Services revenues increased in both the three and nine month periods as compared to the comparable year ago periods primarily due to increases in video-related services, and to a lesser extent, increased network systems-related services. Voice-related services were essentially flat in the three month period ended September 30, 2010 as compared to the three months ended September 30, 2009. The increases for the nine months ended September 30, 2010 as compared to the comparable period ended September 30, 2009 were partially offset by a decrease in voice-related services.

International revenues, defined as revenues outside of the U.S. and Canada, accounted for 49% and 47% of total revenues for the three month periods ended September 30, 2010 and 2009, respectively, and 50% and 47% for the nine months ended September 30, 2010 and 2009, respectively. On a regional basis, North America, EMEA, Asia Pacific and Latin America accounted for 51%, 24%, 21% and 4%, respectively, of our total revenues for the three months ended September 30, 2010 and 50%, 25%, 21% and 4%, respectively, of our total revenues for the nine months ended September 30, 2010. North America, EMEA, Asia Pacific and Latin America revenues increased 23%, 33%, 28% and 49%, respectively, in the three months ended September 30, 2010, over the comparable 2009 period. North America, EMEA, Asia Pacific and Latin America revenues increased 18%, 27%, 38% and 66%, respectively, in the nine months ended September 30, 2010, over the comparable 2009 period. Revenue increases across these geographic regions were across all of our segments.

During the three months ended September 30, 2010, one channel partner accounted for 14% of our total net revenues, 13% of our Video Communications Solutions segment revenues and 19% of our Voice Communications Solutions segment revenues. In addition, during the three months ended September 30, 2010, a second channel partner accounted for 11% of our Voice Communications Solutions segment revenues. During the nine months ended September 30, 2010, one channel partner accounted for 13% of our total net revenues, 12% of our Video Communications Solutions segment revenues and 18% of our Voice Communications Solutions segment revenues. No one customer accounted for more than 10% of our Services segment revenues during the three and nine months ended September 30, 2010. During the three months ended September 30, 2009, one channel partner accounted for 13% of our total net revenues, 14% of our Video Communications Solutions segment revenues and 17% of our Voice Communications Solutions segment revenues. During the nine months ended September 30, 2009, one channel partner accounted for 11% of our total net revenues, 12% of our Video Communications Solutions segment revenues and 14% of our Voice Communications Solutions segment revenues. No one customer accounted for more than 10% of our Services segment revenues during the three and nine months ended September 30, 2009. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

We typically ship products within a short time after we receive an order and, therefore, we do not consider backlog to be a good indicator of future revenues as it typically represents less than 25% of our current quarter’s revenue. As of September 30, 2010, we had $70.4 million of order backlog as compared to $56.8 million at September 30, 2009. We include in backlog open product orders which we expect to ship or service orders which we expect to bill and for which we expect to record revenue in the following quarter. Once billed, unrecorded service revenue is included in deferred revenue until earned. We believe that the current level of backlog will continue to fluctuate primarily as a result of the level and timing of orders received and customer delivery dates requested outside of the quarter. The level of backlog at any given time is also dependent in part on our ability to forecast revenue mix and plan our manufacturing accordingly and ongoing service deferrals as service revenues increase as a percent of total revenue. In addition, orders from our channel partners are based in part on the level of demand from end-user customers. Any decline or uncertainty in end-user demand could negatively impact end-user orders, which in turn could negatively affect orders from our channel partners in any given quarter. As a result, our backlog could decline from its current levels.

Beginning in the fourth quarter of 2010, in addition to the changes in our segments described in Note 12 to Condensed Consolidated Financial Statements, we will begin reporting our revenues in the following categories: UC Group Systems, UC Personal Devices and Network Infrastructure. UC Group Systems includes all immersive telepresence, group video, group voice systems products and the related service elements. UC Personal Devices includes desktop video devices, desktop voice, wireless LAN products and the related service elements. Network Infrastructure includes our network infrastructure hardware and software products and the related service elements. This change is driven by the recently announced combination of our video communications and voice communications development teams into one, aligned Unified Communications (UC) innovation engine, our shift to customer-centric solutions and the convergence of the Unified Communications industry, as a whole. The following table is intended to supplement the current discussion of revenue by segment and provides a breakout of our quarterly revenues in these new categories in each of the last five quarters:

	Three Months Ended
$ in thousands	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
UC Group Systems	$200,584	$196,035	$177,896	$171,606	$155,743
UC Personal Devices	$61,556	$58,648	$55,532	$52,261	$52,100
Network Infrastructure	$45,929	$39,952	$42,726	$43,997	$35,176

Total	$308,069	$294,635	$276,154	$267,864	$243,019

Cost of Revenues and Gross Margins

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2010	September 30, 2009	Increase/ (Decrease)		September 30, 2010	September 30, 2009	Increase/ (Decrease)
Product Cost of Revenues	$99,913	$84,288	19%		$291,463	$242,778	20%
% of Product Revenues	39%	42%	(3	)pts	40%	43%	(3	)pts
Product Gross Margins	61%	58%	3	pts	60%	57%	3	pts
Service Cost of Revenues	$25,371	$20,509	24%		$74,390	$60,569	23%
% of Service Revenues	48%	47%	1	pt	49%	47%	2	pts
Service Gross Margins	52%	53%	(1	)pt	51%	53%	(2	)pts
Total Cost of Revenues	$125,284	$104,797	20%		$365,853	$303,347	21%
% of Total Revenues	41%	43%	(2	)pts	42%	43%	(1	)pt
Total Gross Margins	59%	57%	2	pts	58%	57%	1	pt

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

Overall, product gross margins increased by 3 percentage points for both the three and nine months ended September 30, 2010 as compared to the comparable periods in 2009 due to increases in gross margins in both our Video Communications Solutions and Voice Communications Solutions segments.

The increase in the Video Communications Solutions segment gross margins was due to an increase in both video communications and network systems gross margins. The increase in the Voice Communications Solutions segment gross margins was due primarily to an improved product mix and increased revenues. The increase in total product gross margins was also due in part to a decrease in past license fee claims, of which we incurred approximately $1.1 million in the nine months ended September 30, 2009. We did not incur such costs during the nine months ended September 30, 2010. These costs were not allocated to our segments. Cost of product revenues and product gross margins included a $0.6 million and $0.5 million charge for stock-based compensation in the three months ended September 30, 2010 and 2009, respectively, and $2.0 million and $1.4 million for stock-based compensation in the nine months ended September 30, 2010 and 2009, respectively. Stock-based compensation is not allocated to our segments.

We expect product gross margins to remain relatively consistent in the near term, but margins could be higher or lower depending on mix variations and other factors.

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

Overall, service gross margins decreased in the three and nine months ended September 30, 2010 over the comparable periods in 2009 primarily as a result of a mix shift toward lower gross margin service offerings and increased costs, including higher video network operation center charges from third parties and headcount additions to support our go-to-market and professional services strategic initiatives. Cost of service revenues and service gross margins included a $0.9 million and $0.7 million charge for stock-based compensation in the three months ended September 30, 2010 and 2009, respectively, and $3.0 million and $2.1 million for stock-based compensation in the nine months ended September 30, 2010 and 2009, respectively.

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

Sales and Marketing Expenses

$ in thousands	Three Months Ended				Nine Months Ended		Increase
	September 30, 2010	September 30, 2009	Increase		September 30, 2010	September 30, 2009
Expenses	$97,214	$70,819	37%		$282,491	$203,605	39%
% of Revenues	32%	29%	3	pts	32%	29%	3	pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct marketing expenses, are not allocated to our segments.

The increase in sales and marketing expenses in absolute dollars for the three and nine months ended September 30, 2010, as compared to the comparable periods in 2009, was due primarily to increased headcount resulting in increased compensation costs, higher travel and entertainment expenses, as well as increased recruitment and training costs. Sales and marketing expenses also increased as a result of the reinstatement of annual merit increases and incentive programs in the third quarter of 2010. Depreciation and facilities allocations also increased as a result of headcount increases, as well as the expansion of our demonstration center capabilities. Spending on marketing programs also increased in both the three and nine month periods. Sales and marketing expenses also increased as a result of increased stock-based compensation charges, which were $7.1 million and $2.5 million in the three month periods ended September 30, 2010 and 2009, respectively, and $20.7 million and $7.1 million in the nine month periods ended September 30, 2010 and 2009, respectively.

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

Research and Development Expenses

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2010	September 30, 2009	Increase	September 30, 2010	September 30, 2009	Increase
Expenses	$38,278	$29,004	32%	$108,423	$85,532	27%
% of Revenues	12%	12%	—	12%	12%	—

Research and development expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs.

Research and development expenses increased in absolute dollars for the three and nine months ended September 30, 2010 as compared to the comparable periods in 2009, while remaining flat as a percentage of revenues in both the three and nine month periods. The increase in absolute dollars in the three and nine months ended September 30, 2010 as compared to the comparable period in 2009 is primarily due to increased headcount, primarily in our Video Communications Solutions segment, and increased development expenses in support of our strategic investment plan. Research and development expenses also increased as a result of the reinstatement of annual merit increases and incentive programs in the third quarter of 2010, and as a result of increased stock-based compensation charges, which were $2.3 million and $1.7 million in the three month periods ended September 30, 2010 and 2009, respectively, and $7.8 million and $5.4 million in the nine months ended September 30, 2010 and 2009, respectively.

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

We believe that technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. Also, continued investment in new product initiatives will require significant research and development spending. We expect research and development expenses in absolute dollars to remain relatively consistent in the near term, but will fluctuate depending on the timing and number of development activities in any given quarter. Research and development expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. In order to control operating expenses in any given quarter, we have taken actions to reduce costs such as delaying or limiting the scope of engineering projects, imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended		Increase
$ in thousands	September 30, 2010	September 30, 2009	Increase	September 30, 2010	September 30, 2009
Expenses	$19,440	$13,556	43%	$55,627	$39,873	40%
% of Revenues	6%	6%	—	6%	6%	—

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, patent litigation costs, and bad debt expense. General and administrative expenses are not allocated to our segments.

General and administrative expenses increased in absolute dollars for the three and nine months ended September 30, 2010 as compared to the comparable periods in 2009, while remaining flat as a percentage of revenues in both the three and nine month periods. A primary driver of the increase in the nine month period was related to severance, legal and other costs associated with the CEO transition that occurred in May 2010. General and administrative expenses also increased as a result of the reinstatement of annual merit increases and incentive programs in the third quarter of 2010, and as a result of increased stock-based compensation charges, which were $3.9 million and $2.3 million in the three month periods ended September 30, 2010 and 2009, respectively, and $9.0 million and $5.7 million in the nine month periods ended September 30, 2010 and 2009, respectively. The remaining increase in general and administrative expenses in absolute dollars in the three and nine months ended September 30, 2010 over the comparable periods in the prior year was primarily due to increased legal fees and other outside services, and to a lesser extent, increases in headcount and headcount-related expenses.

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

We expect that our general and administrative expenses will stay flat in absolute dollar amounts in the near term, but could fluctuate as we make investments in enhancements to our financial and operating systems and other costs related to supporting a larger company, increased costs associated with regulatory requirements, and our continued investments in international regions. General and administrative expenses may also increase as a result of additional investments required to support our key strategic initiatives, including adding additional infrastructure to support our increased go-to-market capability and focus on service providers. In order to control operating expenses in any given quarter, we have taken actions to reduce costs such as delaying or limiting the scope of administrative projects, imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Amortization of Purchased Intangibles

In both the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010 and 2009, we recorded $1.4 million and $4.3 million, respectively, for amortization of purchased intangibles related to the Voyant, DSTMedia, Destiny and SpectraLink acquisitions. Purchased intangible assets are being amortized to expense over their estimated useful lives, which range from several months to eight years.

Restructuring

During the three months ended September 30, 2010 and 2009, we recorded $3.3 million and $4.6 million, respectively, and during the nine months ended September 30, 2010 and 2009, we recorded $6.6 million and $11.5 million, respectively, related to restructuring actions that resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams.

During the third quarter of 2010, our management committed to a restructuring plan designed to reallocate our resources to more strategic growth areas of the business. The restructuring plan resulted in the elimination of approximately two percent of our global workforce with most of those reductions taking effect immediately, enabling the hiring of additional positions to better align with the execution of our strategic initiatives. We recorded charges of approximately $3.0 million during the third quarter of 2010, primarily related to severance and other employee termination benefits associated with these actions.

During the second quarter of 2010, we decided to eliminate or relocate additional positions to better align with our strategic investment plan. We recorded approximately $1.8 million as a result of these actions, of which $1.5 million was recorded in the second quarter of 2010 and $0.3 million was recorded in the third quarter of 2010.

During the first quarter of 2010, we recorded additional severance and other employee termination benefits of approximately $1.8 million associated with restructuring actions taken in the third quarter of 2009.

We committed to a restructuring plan in the third quarter of 2009 to realign and reinvest resources in the strategic growth areas of the business. We eliminated those positions that were not aligned with its new go-to-market structure in order to reallocate resources to growth areas. The plan included the elimination of approximately four percent of our global workforce. We recorded additional charges of approximately $4.6 million during the third of 2009. Additional charges were incurred through the first quarter of 2010 as a result of the timing of final notifications related to these actions.

During the second quarter of 2009, we announced the elimination of approximately 20 finance and administrative positions as a result of consolidating certain functions in our shared services center in Beijing, China, and recorded charges totaling $0.4 million related to these actions.

During the first quarter of 2009, we eliminated certain positions throughout the Company amounting to six percent of our global workforce and recorded restructuring charges totaling $6.5 million. This workforce reduction was designed to reduce the Company’s cost structure while maintaining flexibility to invest in strategic growth areas of the business.

The majority of the remaining severance-related cash expenditures at September 30, 2010 are expected to be made by the end of 2010. The balance also includes approximately $0.8 million related to vacant facilities which will be paid out over the next two years unless the facility is subleased or disposed of earlier.

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

Litigation Reserves and Payments

During the nine months ended September 30, 2010, we recorded a reserve totaling $1.2 million related to the settlement of a legal matter during the period. There were no such expenses in the three months ended September 30, 2010. During the three and nine months ended September 30, 2009, we recorded a reserve totaling $0.7 million related to a legal matter which has subsequently been settled.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts, gains and losses on investments, non-income related taxes and fees and foreign exchange related gains and losses.

Interest and other income (expense), net, increased in the three months ended September 30, 2010 to a net gain of $0.3 million compared to a net expense of $0.6 million for the same period in the prior year primarily due to foreign exchange gains in 2010 versus losses in 2009. This increase was partially offset by a net loss realized on the sale of investments in 2010, and to a lesser extent, an increase in non-income related taxes and fees in 2010 compared to 2009.

Interest and other income (expense) was a net expense of $7.9 million and $2.0 million during the nine months ended September 30, 2010 and 2009, respectively. Interest and other income (expense), net, decreased in the nine months ended September 30, 2010 compared to the same period in the prior year primarily due to losses realized on the sale of investments and the write-off of a non-trade note receivable. The decreases were partially offset by lower foreign exchange losses in 2010 than that in 2009. There were no such investment losses or non-trade note receivable write-offs in the first nine months of 2009.

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

Provision for Income Taxes

Our overall effective tax rate for the three and nine months ended September 30, 2010 was 26.3% and 24.1% respectively, which resulted in a provision for income taxes of $6.2 million and $11.2 million, respectively. The effective tax rate for the three and nine months ended September 30, 2009 was 21.4% and 23.2%, respectively, which resulted in a provision for income taxes of $3.7 million and $11.2 million, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 was primarily related to a relative increase in U.S. earnings in 2010 which are subject to higher tax rates, combined with the benefit of the federal research and development tax credit which is reflected in the tax rate in 2009, but not included in the 2010 tax rate due to the expiration of the federal research tax credit for amounts paid or incurred after December 31, 2009. Also reflected in the effective tax rate for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 was a relative increase in non-deductible stock compensation.

During the three and nine months ended September 30, 2010, tax related reserves decreased by $3.9 million and $9.6 million, respectively. The decrease for the three months ended September 30, 2010 was primarily related to releases of $0.5 million due to the lapse of the statutes of limitation in certain jurisdictions, $1.5 million due to the resolution of an audit issue, and $2.1 million related to previously unbenefited losses which were reclassed to current taxes payable due to the filing of the 2009 tax returns.. Offsetting the decrease to the tax reserves was an adjustment of $0.2 million related to movement in foreign exchange rates in the quarter. In addition, the decrease for the nine months ended September 30, 2010 included the release of $3.4 million related to the cost sharing among legal entities of stock-based compensation which was released as an adjustment to stockholders’ equity, releases of $0.8 million due to the lapse of statutes of limitation in certain jurisdictions, $0.8 million due to payments made for the settlement of a California Franchise Tax Board audit and $0.7 million due to movements in foreign exchange rates.

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

As of September 30, 2010, we have $37.3 million of unrecognized tax benefits compared to $39.1 million at September 30, 2009. We anticipate that except for $1.2 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

We recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2010 and 2009, we had approximately $3.2 million and $4.0 million, respectively, of accrued interest and penalties related to uncertain tax positions.

We are also subject to the periodic examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities, and in some cases we have received additional tax assessments. Currently, certain tax years are under audit by the relevant tax authorities, including an examination of our U.S. federal tax returns for the calendar years 2006 and 2007 by the IRS. We anticipate that the IRS audit of 2006 and 2007 will be concluded in the next 12 months, and the IRS has informed us that a limited review of the 2008 and 2009 tax years will also be conducted.

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

In the fourth quarter of 2010, we made organizational changes which have resulted in changes to the way in which we manage and evaluate our business. As a result, starting in the fourth quarter, we will make changes to our segment reporting which will be reflected in our Annual Report on Form 10-K for the year ended December 31, 2010. At that time, we will also revise our prior period presentations to conform to the new segments.

The discussions below include the results of each of our segments for the three and nine months ended September 30, 2010 and 2009.

Video Communications Solutions

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2010	September 30, 2009	Increase		September 30, 2010	September 30, 2009	Increase
Revenue	$160,876	$127,870	26%		$463,437	$376,547	23%
Contribution margin	$77,119	$58,617	32%		$220,526	$174,378	26%
Contribution margin as % of Video Communications Solutions revenues	48%	46%	2	pts	48%	46%	2	pts

Video Communications Solutions segment revenues include revenues from sales of our video communications and network systems product lines. Revenues from our Video Communications Solutions segment increased by 26% and 23% in the three and nine month periods ended September 30, 2010, respectively as compared to the comparable 2009 periods.

Revenue from video communications products, which consists primarily of our HDX® and VSX® product families, increased by 23% to $128.9 million for the three months ended September 30, 2010 from $104.7 million in the comparable year ago period, and by 20% to $374.5 million for the nine months ended September 30, 2010 from $311.3 million in the comparable year ago period. The revenue increase in the three and nine month periods was primarily due to an increase in sales volume of our HDX product family and new video communications products, such as our Polycom® CX5000 unified conference station and VVX™ 1500 business media phone, partially offset by lower sales volumes of our VSX product family. In addition, during the nine months ended September 30, 2010, an increase in the sales volume of our QDX 6000™ video conferencing system also impacted the increase in revenue. With the increasing adoption of high definition (HD), our HD products comprised an increasing percentage of the group video units sold. For the first nine months of 2010, over 80% of our video communication product revenues were derived from our high definition HDX products versus our standard definition VSX products.

Revenues from our network systems products for the three months ended September 30, 2010 were $32.0 million, up 38% from revenues of $23.2 million in the comparable 2009 period. Network systems product revenues for the nine months ended September 30, 2010 were $88.9 million, up 36% from revenues of $65.3 million in the comparable 2009 period. Total unit sales of our network system products increased in the three and nine months ended September 30, 2010 as compared to the same periods in 2009, driven primarily by the introduction of new products and enhancements to existing products. We continued to see a mix shift toward our newer RMX product lines away from our MGC products, with RMX units comprising the vast majority of network system units shipped during the first nine months of 2010. While we experienced strong year-over-year revenue growth in our network systems products, our network systems product revenues declined sequentially in the second quarter of this year. During the third quarter of 2010, we took a number of actions surrounding our sales compensation incentives, increased technical support for our sales force and training and marketing around the capabilities of our network systems product portfolio, which are aimed at driving increased network system revenues. As a result, network system revenues in the third quarter of 2010 grew 19% sequentially from the second quarter of 2010 and grew 38% over the third quarter of 2009.

International revenues, defined as revenues outside of the U.S. and Canada, accounted for 60% and 58% of our Video Communications Solutions segment revenues for the three months ended September 30, 2010 and 2009, respectively, and 61% and 56% of our Video Communications Solutions segment revenues for the nine months ended September 30, 2010 and 2009, respectively. During the three months ended September 30, 2010 and 2009, one channel partner accounted for 13% and 14%, respectively, of our total net revenues for our Video Communications Solutions segment, and 12% in both of the nine month periods ended September 30, 2010 and 2009. We believe it is unlikely that the loss of any one channel partner would have a long term material adverse effect on consolidated revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The contribution margin as a percentage of Video Communications Solutions segment revenues was 48% for both the three and nine months ended September 30, 2010 as compared to 46% for both the three and nine months ended September 30, 2009, respectively. During both the three and nine months ended September 30, 2010, the change in contribution margin was the result of an increase in gross margins and to a lesser extent, direct marketing expenses decreasing as a percentage of revenues and in absolute dollars, which were substantially offset by an increase in engineering spending. The increase in gross margins was due to an increase in both video communications and network systems gross margins. Engineering expenses increased in absolute dollars and as a percentage of revenues due to increased spending in support of our strategic initiatives.

Direct marketing and engineering spending in the Video Communications Solutions segment will fluctuate depending upon the timing of new product launches and marketing programs.

Voice Communications Solutions

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2010	September 30, 2009	Increase		September 30, 2010	September 30, 2009	Increase
Revenue	$94,620	$71,085	33%		$264,911	$194,121	36%
Contribution margin	$43,655	$28,696	52%		$119,540	$74,639	60%
Contribution margin as % of Voice Communications Solutions revenues	46%	40%	6	pts	45%	38%	7	pts

Revenues from our Voice Communications Solutions segment for the three and nine months ended September 30, 2010 increased 33% and 36%, respectively, over the comparable 2009 periods, primarily due to increased sales volumes of our voice communications products, including our Voice-over-IP, circuit-switched, wireless and installed voice product lines. Revenues from our Voice Communications Solutions declined year-over-year from the fourth quarter of 2008 through the fourth quarter of 2009. We believe these declines were primarily a result of the global economic climate and that this business has improved as the economy improved. In the third quarter of 2009, we experienced sequential growth for the first time since the second quarter of 2008. We have continued to experience sequential growth since that time, including 4% sequential growth in the three months ended September 30, 2010.

International revenues, defined as revenues outside of the U.S. and Canada, accounted for 34% and 35% of our Voice Communications Solutions segment revenues in the three and nine months ended September 30, 2010, respectively, as compared to 32% and 35% in the three and nine months ended September 30, 2009, respectively. In the three and nine months ended September 30, 2010, one channel partner accounted for 19% and 18%, respectively, of our Voice Communications Solutions segment revenues. In addition, during the three months ended September 30, 2010, a second channel partner accounted for 11% of our Voice Communications Solutions segment revenues. During the three and nine months ended September 30, 2009, one channel partner accounted for 17% and 14%, respectively, of our Voice Communications Solutions segment revenues. We believe it is unlikely that the loss of any one channel partner would have a long term material adverse effect on consolidated revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The contribution margin as a percentage of Voice Communications Solutions segment revenues for the three months ended September 30, 2010 was 46% as compared to 40% in the comparable 2009 period, an increase of 6 percentage points. The contribution margin as a percentage of Voice Communications Solutions segment revenues for the nine months ended September 30, 2010 was 45% as compared to 38% in the comparable 2009 period, an increase of 7 percentage points. The increase in contribution margin in both the three and nine month periods was primarily due to an increase in gross margins and to both engineering and direct marketing expenses decreasing as a percentage of revenues. Gross margins increased due to an improved product mix and increased revenues. Operating expenses were up slightly in absolute dollars compared to the year ago period, with slightly higher engineering expenses offset by lower direct marketing expenses.

Direct marketing and engineering spending in the Voice Communications Solutions segment will fluctuate depending upon the timing of new product launches and marketing programs.

Services

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2010	September 30, 2009	Increase/ (Decrease)		September 30, 2010	September 30, 2009	Increase/ (Decrease)
Revenue	$52,573	$44,064	19%		$150,510	$128,452	17%
Contribution margin	$23,684	$21,291	11%		$66,622	$61,337	9%
Contribution margin as % of Services revenues	45%	48%	(3	)pts	44%	48%	(4	)pts

Revenues from our Services segment for the three and nine months ended September 30, 2010 increased by 19% and 17%, respectively, over the comparable 2009 periods. The revenue increases in both the three and nine month periods were due primarily to increases in video-related services, and to a lesser extent, increased network systems-related services. These increases for the nine months ended September 30, 2010 as compared to the comparable period ended September 30, 2009 were partially offset by a decrease in voice-related services.

International revenues, defined as revenues outside of the U.S. and Canada, accounted for 43% and 42% of total Services revenues for the three and nine months ended September 30, 2010, respectively and 38% for both the three and nine months ended September 30, 2009. No one customer accounted for more than 10% of our total revenues for our Services segment for the three and nine months ended September 30, 2010 or 2009.

Overall, the Services segment contribution margin as a percentage of Service segment revenues decreased by 3 percentage points for the three months ended September 30, 2010, as compared to the same period in 2009, and by 4 percentage points for the nine months ended September 30, 2010, as compared to the same period in 2009. The decrease was primarily due to a mix shift toward lower gross margin services offerings and increased costs, including higher video network operation center charges from third parties and headcount additions to support our go-to-market and professional services strategic initiatives.

Liquidity and Capital Resources

As of September 30, 2010, our principal sources of liquidity included cash and cash equivalents of $307.7 million, short-term investments of $156.8 million and long-term investments of $35.9 million. Substantially all of our short-term and long-term investments are comprised of U.S. government securities and corporate debt securities. See Note 7 of Notes to our Condensed Consolidated Financial Statements.

Our total cash and cash equivalents and investments held in the United States totaled $139.6 million with the remaining $360.9 million held by various foreign subsidiaries outside of the United States.

If we would need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

We generated cash from operating activities totaling $101.7 million in the nine months ended September 30, 2010, compared to $113.0 million in the comparable period of 2009. The decrease in cash provided from operating activities for the nine months ended September 30, 2010 was due primarily to increased trade receivables, inventories, prepaid expenses and other assets, and deferred taxes. Partially offsetting these negative effects were an increase in accounts payable, other accrued liabilities, increased net income and non-cash expenses and to a lesser extent, an increase in taxes payable.

The total net change in cash and cash equivalents for the nine months ended September 30, 2010 was a decrease of $23.4 million. The primary sources of cash were $101.7 million from operating activities and $43.8 million associated with the exercise of stock options and purchases under the employee stock purchase plan. The primary uses of cash during this period were $54.4 million for purchases of investments, net of sales and maturities, $51.8 million for purchases of property and equipment and $69.3 million for purchases of our common stock. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses and other items (such as depreciation, amortization, the provision for doubtful accounts, inventory write-downs for excess and obsolescence, and non-cash stock based compensation), and increases in accounts payable, other accrued liabilities and taxes payable. Partially offsetting the positive effect of these items were increases in trade receivables, inventories, deferred taxes and prepaid expenses and other assets.

Our days sales outstanding, or DSO, metric was 44 days at September 30, 2010 and 47 days at September 30, 2009. We expect that DSO will remain in the 40 to 50 day range but could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables, which typically have longer payment terms, and increases in receivables from service providers and government entities, which have customarily longer payment terms. Inventory turns were 4.7 turns at

September 30, 2010 as compared to 6.0 turns at September 30, 2009. We believe inventory turns will fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a greater mix of ocean freight versus air freight to reduce freight costs. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to the increased demands of our growing business.

Cash used for purchases of property and equipment increased significantly in the first nine months of 2010 to $51.8 million as compared to $26.0 million during the nine months ended September 30, 2009. We expect that our capital expenditures will increase in the remainder of 2010 as compared to 2009 due to the investments we are making as a result of our strategic investment plan, including upgrading our Enterprise Resource Planning (ERP) systems and adding and expanding our demonstration centers.

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

From time to time, the Board of Directors has approved plans to purchase shares of our common stock in the open market. During the nine months ended September 30, 2010, we purchased approximately 2.2 million shares of our common stock in the open market for cash of $60.0 million. As of September 30, 2010, we were authorized to purchase up to an additional $127.2 million under the share repurchase plan, which was originally approved in 2008. We continue to closely monitor our repurchase program, and as a result, our stock repurchase activity could vary from period to period. See Note 9 of Notes to our Condensed Consolidated Financial Statements for a discussion of the accounting for our common stock repurchases and the resultant accumulated deficit included in stockholder’s equity in our Condensed Consolidated Balance Sheet.

During the third quarter of 2010, we launched a program under which we will be providing direct financing to Internet Telephony Service Providers (ITSPs) through our wholly-owned subsidiary, Polycom Capital LLC, as part of a broader initiative to expand and grow our revenues from ITSPs. While this initial financing program is not material, we may decide to broaden our programs and provide increased lease financing offerings in the future.

At September 30, 2010, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $242.9 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Consolidated Financial Statements once goods or services have been received or at such time that we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit totaling approximately $1.5 million to secure the leases on some of our offices.

The table set forth below shows, as of September 30, 2010, the future minimum lease payments due under our current lease obligations. Total estimated sublease income for 2010 to 2012 is approximately $0.2 million and is netted in the amounts below. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of September 30, 2010 are as follows (in thousands):

	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long -Term Liabilities	Purchase Commitments
Remainder of 2010	$4,546	$1,003	$—	$170,649
2011	19,793	4,307	793	70,871
2012	16,925	3,520	1,954	1,348
2013	10,729	2,096	745	—
2014	8,989	1,779	1,167	—
Thereafter	22,073	4,376	8,048	—

Total payments	$83,055	$17,081	$12,707	$242,868

As discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements, at September 30, 2010, we have unrecognized tax benefits, including related interest, totaling $40.5 million. Payments we make for income taxes may increase during 2010 as our available net operating losses and research tax credits are depleted.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC

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

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. With the exception of those discussed in Note 2 of our Condensed Consolidated Financial Statements, there have been no significant changes to these policies or recent accounting pronouncements or changes in accounting pronouncements that are of potential significance to us during the nine months ended September 30, 2010.

Recent Accounting Pronouncements

In July 2010, the FASB issued an accounting update to provide guidance to enhance disclosures related to the credit quality of a company’s financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users’ evaluation of the nature of credit risk inherent in the company’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We are currently evaluating the impact of this accounting update on our financial disclosures.

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

The adoption of the new revenue accounting guidance, which resulted in a $1.4 million increase in revenues for the three months ended September 30, 2010 and $4.1 million for the nine months ended September 30, 2010, did not have a material impact on our revenues or results of operations for the three and nine months ended September 30, 2010. We accrue for sales returns and other allowances as a reduction to revenues upon shipment based upon our contractual obligations and historical experience.

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

Deferred and Refundable Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of September 30, 2010, we have $49.7 million in net deferred tax assets. Included in the net deferred tax asset balance is a $1.4 million valuation allowance related to net operating losses generated in Denmark.

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

Our cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using inputs such as quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market funds. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on other observable inputs include U.S. Treasury securities and other government agencies, corporate bonds, commercial paper, preferred stocks and puts on treasury bond futures. Such instruments are generally classified within Level 2 of the fair value hierarchy.

As of September 30, 2010, our fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments, corporate bonds, commercial paper, municipal securities and money market funds. Included in available-for-sale securities is cash equivalents, which consist of investments with maturities of three months or less and include money market funds.

Our preferred equity available-for-sale securities represent preferred stocks that were purchased as part of a capital gains capture program. During the first half of 2010, we changed our strategy with respect to our capital gains capture program and fully liquidated these investments during the third quarter of 2010.

The principal market where we execute our foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and our counterparties are large money center banks and regional banks. Our foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources (specifically, spot exchange rates, LIBOR rates and credit default rates) and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. For the fair value of our marketable securities and foreign currency contracts see Note 7 of Notes to Consolidated Financial Statements.

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

Non-marketable Securities

We periodically make strategic investments in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. For example, to date, due to these and other factors, we have recorded cumulative charges against earnings totaling $21.5 million associated with the impairment of these investments, including $7.4 million in the second quarter of 2007. At September 30, 2010 and December 31, 2009, our strategic investments had a carrying value of $2.5 million and $2.2 million, respectively.

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

The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected in our Consolidated Balance Sheets based on the short maturities of these financial instruments. Short-term and long-term investments consist of U.S. government obligations and foreign and domestic public corporate debt securities. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. If the current market conditions deteriorate, or the anticipated recovery in market values does not occur, we may realize losses on the sale of our investments or we may incur further temporary impairment charges requiring us to record additional unrealized losses in accumulated other comprehensive loss. We could also incur additional other-than-temporary impairment charges resulting in realized losses in our statement of operations which would reduce net income. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security or issuer, and our intent and ability to hold the investment for a period of time sufficient to allow any anticipated recovery in the market value. Further, if we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale takes place.

A sensitivity analysis was performed on our investment portfolio as of September 30, 2010. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at September 30, 2010 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS (in thousands):

-150 BPS	-100 BPS	-50 BPS	Fair Value 9/30/2010	+50 BPS	+100 BPS	+150 BPS
$193,635	$193,347	$193,059	$192,772	$192,484	$192,196	$191,908

Foreign Currency Exchange Rate Risk

While the majority of our sales are denominated in United States dollars, we also sell our products and services in certain European regions in Euros and in British Pounds, which has increased our foreign currency exchange rate fluctuation risk.

While we do not hedge for speculative purposes, as a result of our exposure to foreign currency exchange rate fluctuations, we enter into forward exchange contracts to hedge our foreign currency exposure to the Euro, British Pound and Israeli Shekel relative to the United States Dollar. We mitigate bank counterparty risk related to our foreign currency hedging program through our policy that requires us to execute hedge contracts with banks that meet certain credit ratings criteria.

As of September 30, 2010, we had outstanding forward exchange contracts to sell 10.9 million Euros at 1.28, sell 4.0 million British Pounds at 1.54, and buy 1.0 million Israeli Shekels at 4.02. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. As of September 30, 2010, we also had net outstanding foreign exchange contracts to sell 7.9 million Euros at 1.46 and sell 0.6 million British Pounds at 1.60 and buy 10.7 million Israeli Shekels at 3.77. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekels. As of September 30, 2010, we had net outstanding foreign exchange contracts to sell 9.4 million Euros at 1.33 and 2.5 million British Pounds at 1.56 and to buy 7.3 million Israeli Shekels at 3.72. These forward exchange contracts, carried at fair value, typically have maturities of less than 360 days. As of September 30, 2010, we also had net outstanding foreign exchange contracts to sell 45.3 million Euros at 1.35 and 5.1 million British Pounds at 1.55 and buy 53.6 million Israeli Shekels at 3.76. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

Based on our overall currency rate exposure as of September 30, 2010, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have a positive or negative impact of less than $1.0 million on our results of operations if unhedged. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. See Note 8 of Notes to Condensed Consolidated Financial Statements for further information on our foreign exchange derivatives.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the third quarter of 2010, we completed the implementation of an upgrade of our Enterprise Resource Planning (ERP) systems and we performed supplemental procedures during the initial period following cutover to the new system. There were no other changes in our internal control over financial reporting during the third quarter of 2010 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as our business expands. In particular, we expect to face an increasing number of patent and other intellectual property claims as the number of products and competitors in Polycom’s industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. If management believes that a loss arising from these matters is probable and can be reasonably estimated, we record the amount of the loss. As additional information becomes available, any potential liability related to these matters is assessed and the estimates revised. Based on currently available information, management does not believe that the ultimate outcomes of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on our financial position, liquidity or results of operations. However, litigation is subject to inherent uncertainties, and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations or liquidity for the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

Competition that we face in our markets is intense and, given the acquisition of Tandberg by Cisco Systems, it will likely intensify and place increased pressure on average selling prices for our products. Potentially lower average selling prices for our products will correspondingly have a negative impact on our revenues and gross margins. The principal competitive factors in the markets in which we presently compete and may compete in the future include the ability to:

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

We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our current or future competitors, or our delay in bringing new products to market to compete with competitive products, could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be a reduction in the prices of our products and our competitors’ products, the introduction of additional lower priced competitive products or the introduction of new products or product platforms that render our existing products or technologies obsolete. For example, network systems product revenues declined on a sequential quarter basis in the first and second quarters of 2008, and again most recently in the first two quarters of 2010, and could decline again in the future. Revenues relating to new product offerings may also be unpredictable.

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

We face significant competition in the video communications solutions industry. For our video conferencing end points, our major competitors include Cisco Systems, who acquired Tandberg in April 2010, Hewlett-Packard and a number of other companies including RADVISION (which acquired the video assets of Aethra), Huawei, LifeSize (which was acquired by Logitech in December 2009), as well as various smaller or new industry entrants. We face competition for sales of our RPX and TPX telepresence solutions and related services from Cisco Systems, Hewlett-Packard, Tandberg, Teleris and others. Some of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, which may result in our having to increase our spending on marketing, and we may not be able to effectively compete against these companies due to their size.

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

Further, the acquisition of privately-held LifeSize by Logitech in December 2009 has resulted in increased competition and pricing pressure for our video communications solutions products, which could also negatively impact our future results of operations, as the newly-combined entity will have greater financial resources, deeper mass market sales channels and greater pricing flexibility than LifeSize did as a standalone entity. Further, LifeSize recently announced a partnership with Alcatel-Lucent under which they will integrate, co-sell and co-market their video communications and telepresence solutions. LifeSize could secure additional partnerships, including partnerships with companies that we already have established partnerships with, in order to compete with Polycom’s Open Collaboration Network strategy, which provides an open and interoperable collaboration solution.

We have lost group video conferencing sales opportunities to our competitors, including Tandberg, and also to LifeSize and competitors in China who sell at lower price points than we do. We expect to continue to face stiff competition, and our competitors may gain market share from us, due in part to their strategic relationships and their latest product offerings. We also believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies. Further, the commoditization of certain video conferencing products could lead to the availability of alternative, lower-cost video conferencing products than ours, such as those offered by Google, Skype and others, and, accordingly, drive down our sales prices and negatively impact our revenues.

Our video communications solutions network systems products experience significant direct competition from Cisco Systems, which acquired Tandberg in April 2010, Huawei, and various smaller or new industry entrants. Tandberg’s acquisition of Codian strengthened their infrastructure product offerings and continues to result in increased competition from Cisco Systems against our total video communications solutions offering, and has negatively impacted our video communications solutions revenues, as well as our market position with respect to video conferencing and network systems offerings. For example, while we gained market share in the first quarter of 2010 despite the seasonal sequential decline, our network systems product revenues also declined sequentially in the second quarter of 2010 due in part to increased competition. Further, we launched our next generation network system platform (RMX 2000®) in 2007 and introduced enhancements to that platform in 2009 with the introduction of our RMX 2000 V4.0 and RMX 4000, and we intend to continue to launch new network systems product offerings, including enhancements to existing products, in the future. These new product offerings may be delayed or may not have as much of a positive impact on our video communications solutions revenues as we anticipate. As a result, we could lose market share with respect to our video communications solutions network systems products, as we have experienced in previous quarters.

The market for voice communications equipment, including voice conferencing and desktop equipment, and wireless voice devices is highly competitive and also subject to rapid technological change, regulatory developments and emerging industry standards. We expect competition to persist and increase in the future in this area. Further, we believe that the market for voice communication products may be more sensitive to economic conditions than our video communications solutions products as we have seen in 2009. In voice communications solutions, our major conference phone competitors include ClearOne Communications, Konftel, Mitel, Yamaha and other companies that offer lower cost, full-duplex speakerphones. Furthermore, all major telephony manufacturers produce hands-free speakerphone units that cost less than our voice communications products. Our major VoIP desktop competitors include Aastra, LG Nortel, Linksys, a division of Cisco Systems, Snom and Thompson, in addition to several emerging low cost manufacturers in Asia and Europe.

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

It is possible that we will see increased competition in all of our product lines to the extent that one or more of our competitors join together either through mutual agreement or acquisitions to form new partnerships to compete against us, such as the acquisition of Tandberg by Cisco Systems. Rumored or actual consolidation of our partners and competitors can cause uncertainty and disruption to our business and can cause our stock price to fluctuate. Also, these competitors, either on a stand-alone basis or on a combined basis, could have more substantial financial resources and production, sales, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. Further, the economic downturn may incent partners of ours with whom we do not currently compete to become competitors of ours as a means of growing their business in a difficult economic environment.

Global economic conditions adversely affected our business in 2009 and could again adversely affect our revenues and harm our business.

Adverse economic conditions worldwide have contributed to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to adverse changes in general economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods, including most recently in the fiscal year ended December 31, 2009. Despite some recent signs of stabilization and our growth in revenues in the first nine months of 2010, global economic concerns like the recent sovereign debt crisis continue to create uncertainty and unpredictability and cause us to continue to be cautious about our future outlook. A global economic downturn would negatively impact technology spending for our products and services and may materially adversely affect our business, operating results and financial condition. Further, global economic conditions have resulted in a tightening in the credit markets, low liquidity levels in many financial markets, and extreme volatility in credit, equity, foreign currency and fixed income markets.

These adverse economic conditions negatively impact our business, particularly our revenue potential, losses on investments and the collectability of our accounts receivable, by causing the inability of our customers to obtain credit to finance purchases of our products and services, customer or partner insolvencies or bankruptcies, decreased customer confidence to make purchasing decisions resulting in delays in their purchasing decisions, decreased customer demand or demand for lower-end products, and decreased customer ability to pay their obligations when they become due to us. For example, our partner Nortel’s bankruptcy filing in January 2009 negatively impacted our revenues.

We believe our voice communications products are more susceptible to general economic conditions than our other products, which led to longer sales cycles for our voice products and negative year-over-year growth of revenues in the voice product line in 2009. In particular, while we believe that our video product lines may be better able to sustain the impact of adverse economic conditions, our voice products do not provide the same return on investment profile that we believe our video products provide to customers who curtail travel and other related expenditures in a down economy, making our voice products more susceptible in periods of economic downturn. Further, although we believe our video communications products offer a rapid return on investment, tightened corporate budgets and capital expenditures in tight economic environments have negatively impacted our video communications product revenues, as was the case in 2009.

Our quarterly operating results fluctuate significantly and are not necessarily a good indicator of future performance.

Our quarterly operating results have fluctuated in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control or can be difficult to predict. These factors include, but are not limited to:

•

the impact of global economic conditions, including the restricted credit environment impacting the credit of our partners and end user customers, and the spread of these conditions to other countries, which has impacted, and could impact again, our global financial performance in future quarters;

•

fluctuations in demand for our products and services, principally due to (i) the changing global economic environment, (ii) increased competition as we have seen in Asia, particularly in China and India, across all product lines and globally with respect to video communications solutions product lines, (iii) the development of new partnerships, such as the one recently announced between Hewlett-Packard and Vidyo, and the impact of consolidation in our industry, such as the acquisition of Tandberg by Cisco Systems, (iv) increased competition from larger companies like Cisco Systems and Hewlett-Packard and (v) the introduction by our competitors of new products that may be considered more technologically advanced than the products that we offer and that are introduced in the market more rapidly than we can offer them;

•

the timing and extent of additional investments we make to support our recently announced strategic initiatives may not result in the revenue and profitability growth that these investments are intended to yield;

•

changes to our global organization, which drive additional restructuring actions, particularly with respect to CEO transition activity and the new executive hires, and the corresponding impact on the Company as we assess our organizational requirements;

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

•

the level and mix of inventory that we hold to meet future demand, including the impact of efforts to decrease inventory and improve inventory turns, which could negatively impact our gross margins as a result of under- absorption of our manufacturing costs in any given period;

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

In addition, we are making additional investments in developing our immersive telepresence products and other product innovation as part of our key strategic initiatives. Ultimately, it is possible that our increased investments in this area may not yield the financial results that we plan to achieve from such investments as quickly as anticipated, or at all. In addition, in our high end video communications solutions, such as telepresence, that typically require direct high touch sales involvement with potential customers, we compete directly with large, multi-national corporations, such as Cisco Systems and Hewlett-Packard, who have substantially greater financial, technical and executive resources than we do, as well as greater name recognition and market presence with many potential customers.

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

We have experienced delays in the introduction of certain new products and enhancements in the past, such as the delays experienced with the introduction of our HDX 9000 in the fourth quarter of 2007. The delays in product release dates that we experienced in the past have been due to factors such as unforeseen technology issues, manufacturing ramping issues and other factors, which we believe negatively impacted our sales revenue in the relevant periods. Any of these or other factors may occur again and delay our future product releases. In addition, we have occasionally terminated new product development efforts prior to any introduction of the new product.

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

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our SoundStation® IP and SoundPoint® IP products are dependent on the roll out of voice-over-IP, or VoIP, technologies. In addition, VoIP products are traditionally sold through service providers. We may not be successful in expanding our current service provider network or maintaining a successful service provider network or one that we can successfully leverage beyond our current value added reseller model. The success of our HDX 4000, VSX 3000 and CMA Desktop software application products depends on the increased use of desktop video collaboration technologies. The success of our Polycom Video Border Patrol™ (VBP™) security and Network Address Translation (NAT)/firewall traversal solutions will depend on market acceptance and the effect of current and potential competitors and competitive products. Further, as we see the adoption rate of new technologies increase, product sales of our legacy products may be negatively impacted. We also face risks related to our ability to respond to rapid technological changes within the on-premises wireless telephone industry. The wireless communications industry is characterized by rapid technological change, short product life cycles, and evolving industry standards. Further, a lower than anticipated rate of acceptance of 802.11 wireless networks within the enterprise environment may impede the growth of our wireless handset sales.

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

In May 2010, we co-founded the Unified Communications Interoperability Forum (UCIF), a non-profit alliance of worldwide technology leaders working together to deliver open unified communication (UC) solutions. The UCIF will utilize existing standards and define new standards to eliminate the gaps between current protocols and broad-based interoperability. Developing and maintaining the UCIF requires a significant investment of time and resources and we may not ultimately realize the intended benefits.

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

Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video and voice conferencing equipment and video infrastructure products, which could cause us to reduce the prices for any of these products or discontinue one product with the intent of simplifying our product offering and enhancing sales of a similar product. For example, we believe that the sequential declines in network systems product revenues that we experienced in the first and second quarters of 2008 and again in the first and second quarters of 2010 are due in part to increased competitive pressures. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a similar product.

In addition, we anticipate that our gross margins may become more difficult to predict due to these types of changes, the wide range of margins associated with each of our product lines, and shifts in the mix of products sold. Our network systems products typically have higher gross margins than our other product lines. Therefore, our overall gross margins could decrease if we experience decreases in our network systems product sales. Further, if our network systems sales suffer, there may be a correspondingly negative impact on our services business, which relies in part on network systems sales for its success.

Finally, if we do not fully anticipate, understand and fulfill the needs of end-user customers in the vertical markets that we serve, we may not be able to fully capitalize on product sales into those vertical markets and our revenues may, accordingly, fail to grow as anticipated or may be adversely impacted. We face similar risks as we expand and focus our business on the small-to-medium business, service provider and consumer markets.

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

In addition, sales of our telepresence product line are more complex sales transactions than our other product lines, and the end-user customer in such transactions typically purchases an enhanced level of support service from us so that it can ensure that this significant investment can be fully operational and satisfy the end-user’s requirements. This requires an enhanced level of support and project management from us in terms of resources and technical knowledge of an end-user customer’s telecommunication network. As this type of service is relatively new for us, our inability to provide the proper level of support on a cost beneficial basis may cause damage to our reputation in this new emerging market and may, as a result, harm our business and results of operations.

Impairment of our goodwill or other assets would negatively affect our results of operations.

We have acquired several businesses, which together resulted in goodwill valued at approximately $493.6 million and other purchased intangible assets valued at approximately $31.4 million as of September 30, 2010. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred and may occur in the future as a result of global economic factors make such an impairment more likely to result. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. As of September 30, 2010, our investments in private companies are valued at $2.5 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

We have in the past, and may in the future, as part of acquiring a company or as part of restructuring actions taken to streamline the business, identify redundant facilities. If we identify redundant facilities, we would develop a plan to exit as part of the integration of the businesses or as part of the implementation of the restructuring plan. For example, as of September 30, 2010 we have a remaining liability in the amount of $1.0 million related to facilities we vacated in connection with our acquisitions of SpectraLink and PictureTel. This reserve is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

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

Our quarterly revenues and operating results depend in large part upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. For example, in the third and fourth quarters of 2008, we experienced delays in orders from our channel partners, particularly in the last few weeks of the quarter, that we believe were attributable to global economic factors. We have also experienced longer sales cycles in connection with our high end video conferencing solutions sales and our voice solutions products, which could also increase the level of unpredictability and fluctuation in the timing of orders. Further, depending upon the complexity of these solutions, such as telepresence and some network systems products, and the underlying contractual terms, revenue may not be recognized until the product has been accepted by the end-user, resulting in further revenue unpredictability. Moreover, a significant portion of our orders in a given quarter are shipped in the last month of that quarter and sometimes in the last few weeks of the quarter.

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

As part of our recently announced key strategic initiatives, we are building strategic partnerships with such companies as Avaya, Broadsoft, Hewlett-Packard, IBM, Juniper, Microsoft and Siemens; however, defining and developing these partnerships is expensive and time consuming and may not come to fruition or yield the desired results, impacting our ability to effectively compete in the video communications market and to take advantage of anticipated future market growth. For example, our prototypical home telepresence solution, as demonstrated in January 2010 as part of IBM’s Connected Home initiative, may not result ultimately in our ability to capture successfully the opportunities presented in the home videoconferencing market. Further, our recently announced key strategic relationship with Microsoft in which we are jointly developing and marketing a unified communications solution that leverages the demand for Microsoft’s next generation UC server, which is integral to our future success of us bringing fully interoperable UC solutions to market and could negatively impact our ability to compete effectively in the UC marketplace if we are unsuccessful. In addition, as we enter into agreements with these strategic partners to enable us to continue to expand our relationships with these partners, we may undertake additional obligations which could trigger unintended penalty or other provisions in the event that we fail to fully perform our contractual commitments or could result in additional costs beyond those that we have planned for in order to meet these contractual obligations. We also recently launched our Polycom UC Intelligent Core initiative, which is intended to drive increased product sales of our video communications network products, which may not ultimately yield the revenues or product adoption results that we intend.

Some of our current and future products are directly competitive with the products sold by both our channel and strategic partners. For example, we have an agreement with Cisco Systems under which we ship SoundStation IP conference phones for resale by Cisco Systems. Cisco Systems, through their acquisition of Tandberg, sells a video infrastructure product which is in direct competition with our network systems offerings and video conferencing products that are in direct competition with our video conferencing solutions. We also compete with Cisco Systems in the WLAN space. We also recently entered into an agreement with Hewlett-Packard under which our complete portfolio of voice and video solutions will be sold and delivered through Hewlett-Packard. Hewlett-Packard also sells a telepresence product (named HP Halo) that is in direct competition with our telepresence product offerings and has entered into a new relationship with Vidyo to expand the HP Halo portfolio to include conference room and desktop endpoints that run on enterprise networks. As a consequence of conflicts such as these, there is the potential for our channel and strategic partners to compete head-to-head with us and to significantly reduce or eliminate their orders of our products or design our technology out of their products. Further, some of our products are reliant on strategic partnerships with call servers providers and wireless network systems providers. These partnerships result in interoperable features between products to deliver a total solution to our mutual end-user customers. Competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies. As an example, we are now competing in the voice-over-IP handset arena through service providers, which may cause our relationships with our IP PBX strategic partners to erode. In addition, due to increasing competition with us for sales of video conferencing equipment, Cisco Systems may decide to terminate its relationship with us to resell our SoundStation IP conference phones or eliminate the interoperability of its wireless access points with our SpectraLink 8000 wireless telephones. Further, our strategic partners may acquire businesses that are competitive with us. Any such strain or acquisition could limit the potential contribution of our strategic relationships to our business, restrict our ability to form strategic relationships with these companies in the future and create additional competitive pressures on us, including downward pressure on our average selling prices, which would result in a decrease in both revenues and gross margins, any of which could harm our business.

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

Many of our channel partners that carry multiple Polycom products, and from whom we derive significant revenues, are thinly capitalized. Although we perform ongoing evaluations of the creditworthiness of our channel partners, the failure of these businesses to establish and sustain profitability, obtain financing or adequately fund capital expenditures could have a significant negative effect on our future revenue levels and profitability and our ability to collect our receivables. As we have grown our revenues and our customer base, our exposure to credit risk has increased. In addition, global economic uncertainty, a downturn in technology spending in the United States and other countries, and the financial services crisis have restricted the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, jeopardizing the collectability of our revenues from such channel partners and negatively impacting our future results as they reorganize or go out of business. For example, our partner Nortel filed for bankruptcy protection in the first quarter of 2009, one of our Asian distributors filed for bankruptcy in the third quarter of 2008 and one of our large European distributors filed for bankruptcy in the fourth quarter of 2007.

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

Service providers constitute some of the larger end-user customers of our network systems products, and we experience significant quarterly variability in the timing and amount of these orders. The revenues for network systems products from service providers are subject to more variability than network systems product revenues from our channel partners. Further, we recently announced a focus on service providers to provide enhanced sell-through, as well as developing specific products and services to support their growing offerings in the managed and hosted space. The loss of any one of these service provider customers for our network systems products, or our failure to adequately maintain or grow the level of network systems-related product sales to service providers or to execute properly on our service provider strategic initiative, could have a materially adverse impact on our consolidated revenues and profitability.

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

International sales and expenses represent a significant portion of our revenues and operating expenses, and we anticipate that international sales will continue to increase and to account for a significant portion of our revenues for the foreseeable future and that international operating expenses will continue to increase. International sales and expenses are subject to certain inherent risks, including the following:

•	adverse economic conditions in international markets, including the restricted credit environment;

•	potential foreign currency exchange rate fluctuations, including the recent volatility of the U.S. dollar, and the impact of our underlying hedging programs;

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

Although to date, a substantial majority of our international sales have been denominated in U.S. currency, we expect that a growing number of sales will be denominated in non-U.S. currencies as more international customers request billing in their currency. We maintain local currency pricing in the European Union and the United Kingdom whereby we price and invoice our products and services in Euros and British Pounds. In addition, some of our competitors currently invoice in foreign currency, which could be a disadvantage to us in those markets where we do not. Further, with the restricted credit environment and volatility of the U.S. dollar against other currencies in the second half of 2008 and again in 2010, our products have become more expensive for our partners whose purchases are denominated in U.S. dollars, which may further disadvantage us relative to our competitors or negatively impact our margins. Our international operating expenses are denominated in foreign currency. As a result of these factors, we expect our business will be significantly more vulnerable to currency fluctuations, which could adversely impact our results of operations. These currency fluctuations would be recorded in Interest and Other Income (Expense) in our Consolidated Statements of Operations. We will continue to evaluate whether to, and are likely to decide to, expand the type of products we sell in selected foreign currencies in addition to the Euro and British Pound or may, for specific customer situations, choose to sell our products in foreign currencies, thereby further increasing our foreign exchange risk.

While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, such as we have seen in the Euro and British Pound in 2010, we typically engage in currency hedging activities to mitigate currency fluctuation exposure. As a result, our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, Interest and Other Income (Expense) has become less predictable and more difficult to forecast. Due to the denomination of our European product sales in Euros and of our United Kingdom product sales in British Pounds, we have increased our hedging activity. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. For example, as a result of our cash flow hedging program, in the third and fourth quarters of 2009, we reduced operating income by $0.6 million and $2.2 million, respectively, as compared to increasing operating income in the first and second quarters of 2009 and the first, second, and third quarters of 2010 by $2.3 million, $1.6 million, $0.5 million, $1.7 million, and $1.4 million, respectively.

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

Our future success will depend in part on our continued ability to hire, assimilate and retain highly qualified senior executives and other key management personnel. Beginning with the appointment of Andrew Miller as our President and Chief Executive Officer in May 2010, we have begun a transition in certain of our executive positions, including the departures of our Senior Vice President, Human Resources and Senior Vice President and General Manager, Polycom Global Services. In September 2010, we announced the hiring of six new executives with responsibilities including strategy, technology, products, development, EMEA sales and marketing, global services and human resources. As these new executives assess their areas of responsibilities and define their organizations, it will likely result in additional organizational changes or restructuring actions and charges. For instance, we expect disruption to the business and organizational changes to result from our recent announcement of our alignment of our video and voice development teams into one UC development organization and our focus on three distinct lines of business: enterprise, small-to-medium business and service providers. Future changes to the Company’s executive leadership team, including new executive hires or departures, or other organizational changes implemented by our executive leadership team, could cause disruption to the business and have an impact on our ability to execute successfully in future periods while these operational areas are in transition. Further, as a result of our increased focus on service providers and small-to-medium businesses, we will likely need to hire additional personnel with expertise in these areas or make organizational changes to better align our resources around these markets. Competition for qualified executive and other management personnel is intense, and we may not be successful in attracting or retaining such personnel, which could harm our business.

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

Our business has grown in recent years through both internal expansion and business acquisitions, including our acquisitions of SpectraLink and Destiny in 2007, and we announced several key strategic initiatives for 2010 that we are undertaking to further grow our business, including enhancing our go-to-market capability, increasing our strategic partnerships, focusing on service providers’ enhanced sell-through, as well as developing specific products and services to support their growing offerings in the managed and hosted space, increased innovation in our immersive telepresence products and expansion of our professional services practice. The Company’s execution against its strategic initiatives may cause strain on our organizational resources and may not ultimately result in the return on investment that is anticipated, particularly with respect to the heavy investment in go-to-market resources. Further, continued growth in general, which may include growth through business acquisitions, may continue to cause a significant strain on our infrastructure, internal systems and managerial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. In addition, we must continue to evolve our processes to take advantage of automation tools as the size of our business grows, or the processes that we developed when we were a smaller company may not be sustainable and could cause harm to our business. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses. We also may be less able to predict and effectively control our operating expenses due to the growth and increasing complexity of our business. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands placed on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. For instance, we are in the process of upgrading our Enterprise Resource Planning (ERP) systems to meet the growing demands of our business, which upgrade efforts were slowed toward the end of 2008 and early 2009 due to a decrease in Company spending during the period of economic downturn. We completed the initial phase of the upgrade to PeopleSoft 9.0 in July 2010. The ERP upgrade process will continue to be implemented in phases through 2011. The fact that such ERP upgrades were delayed, or may not be effectively completed as planned, could cause harm to our ongoing business operations. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

Our future growth may require significant additional resources given that, as we increase our business operations in complexity and scale, we may have insufficient management capabilities and internal bandwidth to manage our growth and business effectively. We cannot assure you that resources will be available when we need them or that we will have sufficient capital to fund these potential resource needs. Also, as we assess our resources following our acquisitions, we will likely determine that redundancy in certain areas will require consolidation of these resources, such as the associated restructuring activities we completed during 2008 and 2009. We have in the past, and we may again in the future, implement restructuring plans to eliminate or relocate positions in order to reallocate resources to more strategic growth areas of the business or to reduce our operating costs. Such restructuring actions result in significant cash payments and charges to operations, such as the $15.9 million we recorded for restructuring costs in 2009 and the $6.6 million that we have recorded during the first nine months of 2010. Any organizational disruptions associated with restructuring activities would require increased management attention and financial expenditures, or we may discover we terminated the wrong personnel or cut too deeply, which may impact our operations. If we are unable to manage our growth effectively, if we experience a shortfall in resources or if we must take additional restructuring charges, our results of operations will be harmed.

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

We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. Some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In addition, companies with limited or uncertain financial resources manufacture some of these components. Further, we do not always have direct control over the supply chain, as many of our component parts are procured for us by our contract manufacturers. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components, develop alternative sources as needed, or companies with limited financial resources go out of business, our operating results could be seriously harmed. During the fourth quarter of 2009 and the first half of 2010, we experienced material shortages from several key component suppliers which delayed our manufacturing output for certain of our voice, video and network system products. Although to a lesser extent, we continued to experience material shortages during the third quarter of 2010, we expect some of these shortages to continue for the remainder of 2010 and possibly longer. In addition, we may incur additional costs to resolve these supply shortages, which would negatively impact our gross margins, as we have seen in recent quarters.

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

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objectives of our investment activities are to preserve principal, maintain adequate liquidity and portfolio diversification while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, a majority of our marketable investments include debt instruments of the U.S. government and its agencies, investment-grade corporate debt securities, bank certificates of deposit and money market instruments denominated in U.S. dollars.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities, interest rate changes, the ongoing strength and quality of the global credit market and liquidity. All of the securities in our investment portfolio are investment-grade rated, but the instability of the credit market could impact those ratings and our decision to hold these securities, if they do not meet our minimum credit rating requirements. If we should decide to sell such securities, we may suffer losses in principal value that have significantly declined in value due to the declining credit rating of the securities and the ongoing strength, quality and liquidity of the preferred equity’s market and the global financial markets as a whole. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments. For example, in the first quarter of 2010, we recognized losses totaling $6.5 million for investments we considered to be other than temporarily impaired, $5.7 million of which we actually realized during the second and third quarters of 2010.

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

A significant portion of our net revenue and expenses are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily currencies in Europe and Asia. As a response to the risks of changes in value of foreign currency denominated transactions, we may enter into foreign currency forward contracts or other instruments, the majority of which have a maturity date greater than one year. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business or hedge the full amount of each exposure identified. The translation of these foreign currency denominated transactions will impact net revenues, operating expenses and net income as a result of fluctuations in the U.S. dollar against foreign currencies. Accordingly, such amounts denominated in foreign currencies may fluctuate in value and produce significant earnings and cash flow volatility. For example, as a result of our cash flow hedging program, in the third and fourth quarters of 2009, we reduced operating income by $0.6 million and $2.2 million, respectively, as compared to increasing operating income in the first and second quarters of 2009 and the first, second, and third quarters of 2010 by $2.3 million, $1.6 million, $0.5 million, $1.7 million, and $1.4 million, respectively.

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

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates, which are difficult to predict, could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by lapses of the availability of the U.S. research and development tax credit, or by changes in the valuation of our deferred tax assets and liabilities. Further, the accounting for stock compensation expense in accordance with ASC 718 and uncertain tax positions in accordance with ASC 740 could result in more unpredictability and variability to our future effective tax rates.

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

In addition, as we manage our business and focus on shorter shipment lead times for certain of our products and implement freight cost reduction programs, our inventory levels may increase, resulting in decreased inventory turns that could negatively impact our cash flow. We believe inventory turns will continue to fluctuate depending upon our ability to reduce lead times, as well as due to changes in anticipated product demand and product mix and a greater mix of ocean freight versus air freight to reduce freight costs. For instance, our inventory levels have increased significantly from the December 31, 2009 levels as a result of these factors.

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

•

the announcement of new products, product enhancements or acquisitions by us or by or of our competitors, such as the acquisition of Tandberg, previously our largest independent competitor, by Cisco Systems;

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity during the quarter ended September 30, 2010:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
7/1/10 to 7/31/10	108	$29.96	0	$147,173,000
8/1/10 to 8/31/10	755,369	$29.49	673,331	$127,213,000
9/1/10 to 9/30/10	35	$28.61	0	$127,213,000

Total	755,512	$29.49	673,331

(1)	Includes 82,181 of shares repurchased in July through September 2010 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.

(2)	In May 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company at its discretion may purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“the 2008 share repurchase plan”). As of September 30, 2010, the Company was authorized to purchase an aggregate value of shares of up to an additional $127.2 million in the open market under the 2008 share repurchase plan. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2008 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6.	EXHIBITS

Exhibit No.	Description

10.1(1)*	Letter dated September 22, 2010, regarding temporary living benefits for Andrew M. Miller.

10.2(1)*	Polycom, Inc. Executive Severance Plan Release of Claims with Geno J. Alissi dated August 11, 2010.

31.1(1)	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Indicates management contract or compensatory plan or arrangement.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 2, 2010

POLYCOM, INC.

/S/ ANDREW M. MILLER
Andrew M. Miller
President and Chief Executive Officer
(Principal Executive Officer)

/S/ MICHAEL R. KOUREY
Michael R. Kourey
Executive Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)

/S/ LAURA J. DURR
Laura J. Durr
Vice President and Worldwide Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)*	Letter dated September 22, 2010, regarding temporary living benefits for Andrew M. Miller.

10.2(1)*	Polycom, Inc. Executive Severance Plan Release of Claims with Geno J. Alissi dated August 11, 2010.

31.1(1)	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Indicates management contract or compensatory plan or arrangement.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed herewith.